Form 10-K
period 1993-12-31
LEUCADIA NATIONAL CORP
filed 1994-03-23
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------
                                 FORM 10-K
                               -------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1993
                                     or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  1-5721

                       LEUCADIA NATIONAL CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               New York                             13-2615557
- -------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                           315 Park Avenue South
                         New York, New York  10010
                               (212) 460-1900
- ---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)
        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
- -------------------------------------  -----------------------------------
Common Shares, par value $1 per share   New York Stock Exchange
                                        Pacific Stock Exchange

10-3/8% Senior Subordinated Notes due   New York Stock Exchange
June 15, 2002

5-1/4% Convertible Subordinated         New York Stock Exchange
Debentures due February 1, 2003

7-3/4% Senior Notes due August 15,      New York Stock Exchange
2013

        Securities registered pursuant to Section 12(g) of the Act:
                                   None.
- ---------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 16, 1994 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $621,552,120.

On March 16, 1994, the registrant had outstanding 27,948,823 shares of Common Stock.
                   DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1994 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                     PART I

     Item 1.   Business.
     ------    --------
                                   THE COMPANY

     GENERAL

          The Company is a financial services company principally engaged, through its subsidiaries, in personal and commercial lines of property and casualty insurance, life and health insurance primarily marketed directly to older individuals, banking and lending, incentive services and manufacturing. The Company concentrates on profitability and maximizing cash flow in order to build long-term shareholder value, rather than emphasizing volume or market share. Shareholders' equity has grown from a deficit of approximately $7,657,000 at December 31, 1978 (prior to the acquisition of control of and significant ownership interest in the Company by both the Company's Chairman and President), to a positive shareholders' equity of approximately $907,856,000 at December 31, 1993, equal to a book value per common share of negative $.22 at December 31, 1978 and $32.54 at December 31, 1993,
     respectively. Income before income taxes and the cumulative effects of accounting changes for 1993 was $176,868,000, the highest in the history of the Company.

          The Company's principal operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life insurance products to niche markets. The Company's principal personal lines insurance products are automobile insurance, homeowners insurance, graded benefit life insurance marketed primarily to the age 50-and-over population and variable annuity products. The Company's principal commercial lines are property and casualty products provided for multi-family residential real estate, retail establishments, and taxicabs in the New York metropolitan area. For the year ended December 31, 1993, the Company's insurance segments contributed approximately 80% of total revenue and, at December 31, 1993, constituted approximately 81% of consolidated assets.

          The Company's insurance subsidiaries have a diversified investment portfolio of securities, substantially all of which are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P"). Investments in mortgage loans, real estate and non-investment grade securities represented in the aggregate less than 1% of the insurance subsidiaries' aggregate portfolio at December 31, 1993.

          The Company's banking and lending operations primarily consist of making instalment loans funded by customer banking deposits ("Deposits") insured by the Federal Deposit Insurance Company (the "FDIC"). The Company has established a niche market for automobile loans to individuals with poor credit histories. Based on its experience with such loans, the Company concluded that excellent opportunities exist for a successful expansion of this business. Accordingly, during 1993 the Company increased, on a controlled basis, its investment in such loans. The Company intends to expand this business in 1994. The Company's incentive services operations consist primarily of trading stamp operations. The Company's manufacturing operations primarily manufacture products for the "do-it-yourself" home improvement market and for industrial and agricultural markets.

          At December 31, 1993, the Company had aggregate minimum tax loss carryforwards of approximately $197,000,000. The amount and availability of tax loss carryforwards are subject to certain qualifications, limitations and uncertainties, including, with respect to its consolidated subsidiary, Phlcorp, Inc. ("Phlcorp"), tax sharing payments pursuant to a tax settlement agreement with the Internal Revenue Service and the Department of Justice.

          The Company also has investments, including non-controlling equity interests representing more than 5% of the outstanding capital stock of several public companies. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize its ultimate economic value to shareholders.

          As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                  Financial Information About Industry Segments
                  ---------------------------------------------

          Certain information concerning the Company's operations is presented in the following table.

                                                  Year Ended December 31,
                                              -------------------------------
                                                 1993        1992      1991(a)
                                                 ----        ----      ----
                                                        (In millions)
      Revenues:
      --------
        Property and Casualty Insurance        $  842.1    $  849.0 $  476.0
        Life Insurance                            286.3       395.5    257.6
        Banking and Lending                        38.2        56.4     43.9
        Incentive Services                         46.0        96.9     98.3
        Manufacturing                             173.8       168.8    161.8
        Corporate and Other (b)                    21.7         6.4     49.1
                                               --------    -------- --------
                                               $1,408.1    $1,573.0 $1,086.7
                                               ========    ======== ========
      Income (loss) before income taxes:
      ---------------------------------
        Property and Casualty Insurance        $  135.5    $  108.4 $   65.3
        Life Insurance                             54.5        63.7     27.1
        Banking and Lending                        12.6        17.4     (0.7)
        Incentive Services                         29.2        14.1      7.8
        Manufacturing                              (2.2)       (6.6)    (0.8)
        Corporate and Other (b)                   (52.7)      (53.4)    (3.7)
                                               --------    -------- --------
                                               $  176.9    $  143.6 $   95.0 (a)
                                               ========    ======== ========
      Identifiable assets employed:
      ----------------------------
        Property and Casualty Insurance        $2,169.6    $1,843.3 $1,910.7
        Life Insurance                          1,610.5     1,857.0  2,030.9
        Banking and Lending                       262.6       268.9    279.7
        Incentive Services                         42.9        41.2     72.3
        Manufacturing                             101.0       105.8    103.0
        Corporate and Other (b)(c)                502.7       214.4    193.5
                                               --------    -------- --------
                                               $4,689.3    $4,330.6 $4,590.1
                                               ========    ======== ========

            At December 31, 1993, the Company and its consolidated subsidiaries had
      4,372 full-time employees.
      _______________________

      (a)   Includes Colonial Penn Group, Inc. ("CPG") from date of acquisition
            (August 16, 1991).  On a pro forma (unaudited) basis giving effect to the acquisition of CPG only, income before income taxes for 1991 would have been approximately $141,613,000.
      (b)   Includes Jordan Associated Companies (described below), gains (losses)
            from certain investments and amounts related to a subsidiary, Cambrian &
            General ("Cambrian").  See "Management's Discussion and Analysis of
            Financial Condition and Results of Operations."
      (c)   Principally consists of cash, investments, receivables and, at December
            31, 1993, the deferred income tax asset of $114,001,000.

                              INSURANCE OPERATIONS

     GENERAL

          The Company engages in the personal property and casualty and the life and health insurance businesses on a nationwide basis and specializes in the commercial property and casualty insurance business in the New York metropolitan area. The Company's principal insurance subsidiaries consist of the CP Group, Charter National Life Insurance Company ("Charter") and the Empire Group. The CP Group consists of Colonial Penn Life Insurance Company ("CPL"), Colonial Penn Franklin Insurance Company ("Franklin"), Colonial Penn Heritage Insurance Company ("Heritage"), Colonial Penn Insurance Company ("CPI") and Intramerica Life Insurance Company ("Intramerica"). The Empire Group consists of Empire Insurance Company ("Empire"), Empire's subsidiary, Allcity Insurance Company ("Allcity") and Colonial Penn Madison Insurance Company ("Madison"). In conducting its insurance operations, the Company focuses primarily on profitability and persistency rather than volume.

          A.M. Best Company ("Best"), an independent rating agency, has rated CPL, Charter, and Empire "A" (excellent), Intramerica "A-" (excellent) and CPI, Franklin and Heritage "NA-5" (indicating a previously rated company which has experienced a significant change in ownership, management or book of business, as a result of which its operating experience may be interrupted). Demotech, Inc., an independent rating agency, has rated CPI, Franklin and Heritage "A" (exceptional). Ratings may be revised or withdrawn at any time.

          Restructuring of CP Group

          The Company's insurance operations were significantly increased as a result of the Company's acquisition of CPG on August 16, 1991. The Company acquired CPG for an aggregate cash purchase price of approximately $128,000,000, including costs. For the year ended December 31, 1992 and for the period from August 16, 1991 to December 31, 1991, CPG contributed approximately $131,757,000 and $59,995,000, respectively, to the Company's consolidated pre-tax income, including gains on sales of securities (approximately $23,543,000 and $16,323,000, respectively) and exclusive of financing costs. Due to changes in the Company's insurance operations it is not practicable to provide meaningful comparable information for CPG for 1993. At the acquisition date, after giving effect to a cash contribution by the seller prior to the closing of approximately $49,827,000, CPG had unaudited shareholder's equity, determined in accordance with generally accepted accounting principles ("GAAP"), of approximately $391,000,000 (or approximately $263,000,000 in excess of the purchase price) and the CP Group had combined unaudited statutory capital and surplus for regulatory purposes determined in accordance with statutory accounting principles ("SAP") of approximately $225,100,000. This acquisition was accounted for as a purchase and the consolidated financial statements included in this Report include the operations of CPG since August 16, 1991.

          Historically, the CP Group marketed most of its insurance products directly to individuals without the use of commissioned agents through "direct response marketing" methods. Direct response marketing includes any form of marketing in which a company and a customer deal directly with each other rather than through an insurance agent. Direct response marketing methods include print advertising, radio and television advertising, direct mail, telemarketing and customer referral programs. Typical direct response marketing campaigns utilize a variety of these methods in a planned sequence. The costs of certain of these marketing efforts were substantial and the Company believes were not justified by the CP Group's previous operating results. As a result, during the Company's restructuring of the CP Group, the CP Group substantially refined and reduced its marketing efforts. The Company believes that smaller and more focused direct response marketing campaigns have resulted in lower unit costs, resulting in more profitable operations, albeit with an initial substantial reduction in new business. The Company believes that as a result of its restructuring efforts, which are complete, together with the Company's operating experience, the Colonial Penn P&C Group (as defined below) has become a low cost provider of automobile and homeowners insurance to its niche markets, enabling it to charge competitive rates, which should aid the Colonial Penn P&C Group in obtaining new business and retaining existing business. Furthermore, as a result of the Colonial Penn life insurance companies' favorable experience in obtaining new business, the Company has increased its direct response marketing of graded benefit life products, generating significant new premiums at acceptable acquisition costs.

          The Company believes that its restructuring efforts described above have increased the CP Group's profitability without impairing service to existing policyholders.

     PROPERTY AND CASUALTY INSURANCE

          The Company's principal property and casualty insurance operations are conducted through CPI, Franklin and Heritage (collectively, the "Colonial Penn P&C Group") and through the Empire Group. The Colonial Penn P&C Group, which maintains its headquarters in Valley Forge, Pennsylvania, is licensed in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and writes insurance throughout most of the United States. The Colonial Penn P&C Group has regional offices in Devon, Pennsylvania, Tampa, Florida and Phoenix, Arizona. The Empire Group is licensed in twenty-three states and operates primarily in the New York metropolitan area.


          During the year ended December 31, 1993, approximately 80%, 13% and 7% of net earned premiums of the Company's property and casualty insurance operations were derived from personal and commercial automobile lines of insurance, commercial lines of insurance (other than automobile insurance) and personal lines of insurance (other than automobile insurance), respectively. Total property and casualty insurance net earned premiums for the year ended December 31, 1993 aggregated approximately $712,000,000, of which approximately $452,600,000 was attributable to the Colonial Penn P&C Group.

          Set forth below is certain statistical information for the Company's property and casualty operations for each of the three years in the period ended December 31, 1993 prepared in accordance with GAAP and SAP. The Combined Ratio is the sum of the Loss Ratio and the Expense Ratio. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Loss Ratio is the ratio of losses and loss adjustment expenses incurred to net premiums earned. Incurred losses include a provision for claims which have occurred but have not yet been reported. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, including commissions, and a portion of administrative, general and other expenses attributable to underwriting operations) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. Certain accident and health insurance business, which is included in the statutory results of operations of the property and casualty insurance segment and is reflected in the SAP Combined Ratio, is reported in the life insurance segment for financial reporting purposes and therefore is not included in the GAAP Combined Ratios reflected herein. The Combined Ratio does not reflect the effect of investment income on the results of operations.


                                                                           YEAR ENDED DECEMBER 31,
                                                                        -----------------------------
                                                                        1993         1992      1991(A)
                                                                        ----         ----      -------

        Loss Ratio:
                GAAP  . . . . . . . . . . . . . . . . . . . . . . .     76.9%       82.3%       82.9%
                SAP   . . . . . . . . . . . . . . . . . . . . . . .     76.1%       85.3%       82.0%
                Industry (SAP) (b)  . . . . . . . . . . . . . . . .       N/A       88.1%       81.1%

        Expense Ratio:
                GAAP  . . . . . . . . . . . . . . . . . . . . . . .     20.0%       19.4%       19.2%
                SAP   . . . . . . . . . . . . . . . . . . . . . . .     17.6%       17.5%       21.3%
                Industry (SAP) (b)  . . . . . . . . . . . . . . . .       N/A       27.6%       27.7%

        Combined Ratio (c):
                GAAP  . . . . . . . . . . . . . . . . . . . . . . .     96.9%      101.7%      102.1%
                SAP   . . . . . . . . . . . . . . . . . . . . . . .     93.7%      102.8%      103.3%
                Industry (SAP) (b)  . . . . . . . . . . . . . . . .       N/A      115.7%      108.8%

        _______________

        (a)      Includes Colonial Penn P&C Group from date of acquisition.
        (b)      Source:  Best's Insurance Management Reports, Property/Casualty, March 25, 1993.  A comparison to industry combined ratios may not be meaningful as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.
        (c)      For 1993, the difference in the treatment of certain costs for GAAP and SAP purposes was a principle reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio.  For 1992, the
                 results of the accident and health insurance business, which (as described above) are reflected in the SAP Combined Ratio but are not reflected in the GAAP Combined Ratio, had a non-recurring income item which reduced the SAP Combined Ratio.  In addition, in 1992 certain income credits were recognized only for GAAP purposes.



        The Company believes, based on published reports, that the Colonial Penn P&C Group's SAP Expense Ratio for 1992, the last year for which annual industry data is available, is among the lowest in the industry.

          The Colonial Penn P&C Group

          The Colonial Penn P&C Group's primary business is providing private passenger automobile and homeowners insurance coverage to the age 50-and-over population. The Colonial Penn P&C Group's goal is to be one of the lowest cost providers to this market.

          Substantially all of the policies are written for a one-year period. However, in many states CPI and Franklin offer a "guaranteed lifetime protection" provision in its automobile policies whereby, subject to certain exceptions, policyholders who are age 50 and older are guaranteed that CPI and Franklin will renew their policies at rates then in effect for the insured's appropriate classification.

          Net earned premiums for the Colonial Penn P&C Group for the year ended December 31, 1993 were concentrated in the states listed below:


                                                               Percentage of Net
                                                State           Earned Premiums
                                                -----          -----------------
            Automobile (1):                   California (2)          19%
            ----------
                                              Florida                 17
                                              New York                13
                                              Connecticut              7
                                              Arizona                  7
                                              All others              37
                                                                     ---
                                              Total                  100%
                                                                     ===

            Homeowners:                       Florida                23%
            ----------
                                              California (2)         17
                                              New York               10
                                              Arizona                 6
                                              Pennsylvania            6
                                              All others             38
                                                                    ---
                                              Total                 100%

                                                                    ===
      ______________

      (1) Does not include net earned premiums with respect to involuntary automobile insurance, i.e., mandatory assumed risks, which generally relate to the amount of writings in the applicable state.

      (2) For a discussion of legislation relating to California property and casualty operations, see "Insurance Operations-General-Government Regulation."


          Prior to 1988, CPI wrote as primary insurer or as a reinsurer certain commercial property and casualty insurance business known as "Special Risks." The Special Risks business consisted of a variety of diverse commercial lines including, among other things, general corporate liability policies issued to public and corporate entities, residual value insurance on leased automobiles, collision insurance to car leasing and rental businesses and professional and directors and officers liability insurance. CPI had realized significant losses in the Special Risks business prior to the acquisition date and had provided for significant additional losses from time to time, both as to policy benefits and non-recoverable reinsurance receivables. The nature of most of this insurance involves exposures which can be expected to develop over a relatively long period of time before a definitive determination of ultimate losses and loss adjustment expenses can be established. As a result, losses with respect to this block are particularly difficult to predict accurately. Based in part upon a recently completed independent actuarial review, the Company believes that the policy reserves for the Special Risks block reflected in the consolidated balance sheet at December 31, 1993 (approximately $74,900,000, before reinsurance) are adequate. In evaluating and administering the Special Risks portfolio, the Company has used its experience gained from the management of certain of the WMAC Companies (as defined below), which also involves managing the run-off of a closed block of commercial property and casualty insurance business. The Company intends to manage the run-off of the Special Risks block and does not intend to offer this aspect of commercial lines insurance either as an insurer or reinsurer. The WMAC Companies are certain legal subsidiaries of Phlcorp which are or have been under the control of the Wisconsin Insurance Commissioner due to the rehabilitation and liquidation proceedings (which were initiated prior to the Company's acquisition of Phlcorp) of certain of Phlcorp's non-consolidated subsidiaries (the "WMAC Companies").

          The Empire Group

          The Empire Group provides personal insurance coverage to automobile owners and homeowners and commercial insurance primarily for residential real estate, restaurants, retail establishments, taxicabs (both medallion and radio-controlled) and several types of service contractors.

          For the years ended December 31, 1993, 1992 and 1991, net earned premiums and commissions for the Empire Group aggregated approximately $259,400,000, $243,100,000 and $210,700,000, respectively.
     Substantially all of the Empire Group policies are written in New York for a one-year period; however, some policies are issued for three years with provision for re-rating the policy for premium purposes at each policy anniversary date. The Empire Group is licensed in New York to write all lines of insurance that may be written by a property and casualty insurer except residual value, credit, unemployment, animal and marine protection and indemnity insurance and ocean marine insurance.

          The Empire Group has acquired blocks of private passenger automobile and commercial automobile assigned risk business from insurance companies required or volunteering to terminate such coverage. These contractual arrangements provide for fees to the Empire Group within parameters established by the New York Insurance Department. In addition, the Empire Group acts for a fee as a "servicing carrier," providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool. This latter arrangement does not involve the assumption of any material underwriting risk by the Empire Group.

          As is true with the Company's other insurance subsidiaries, the Empire Group's marketing strategy emphasizes profitability rather than volume. The business of the Empire Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are five general agents, one of which is owned by Empire, and approximately 426 local agents and insurance brokers presently acting under agreements with the Empire Group. These agents and brokers also represent other competing insurance companies.

          Losses and Loss Adjustment Expenses

          Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and loss adjustment expenses ("LAE") are determined using case-basis evaluations, statistical analyses and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time to represent changes in loss experience (and are reflected in current earnings).

          In the following table, the liability for losses and LAE of the Company's property and casualty insurance subsidiaries are reconciled for each of the three years ended December 31, 1993. Included therein are current year data and prior year development.


                        RECONCILIATION OF LIABILITY FOR LOSSES AND
                                 LOSS ADJUSTMENT EXPENSES

                                          1993           1992            1991
                                          ----           ----            ----
                                                  (In thousands)
      Net liability for losses
        and LAE at
        beginning of year             $  904,326        $938,384       $251,401
                                      ----------        --------       --------
      Amounts related to the
        Colonial Penn P&C Group
        at date of acquisition              -               -           689,458
                                      ----------        --------       --------
      Provision for losses and
        LAE for claims occurring
        in the current year              624,048         619,691        320,511
      Decrease in estimated
        losses and LAE for
        claims occurring in
        prior years                      (84,382)        (41,912)        (1,909)
                                      ----------        --------       --------
      Total incurred losses
        and LAE                          539,666         577,779        318,602
                                      ----------        --------       --------
      Losses and LAE payments for
        claims occurring during:
        Current year                     236,369         239,055        131,247
        Prior years                      318,541         372,782        189,830
                                      ----------        --------       --------
                                         554,910         611,837        321,077
                                      ----------        --------       --------
                                         889,082         904,326        938,384

      Reserve deducted above for
        insurance not considered
        collectible                       41,065          34,273         41,998
                                      ----------        --------       --------
                                         930,147         938,599        980,382

      Reinsurance recoverable (a)        121,721            -              -
                                      ----------        --------       --------
      Liability for losses and LAE
        at end of year as reported
        in financial statements       $1,051,868        $938,599       $980,382
                                      ==========        ========       ========
      _____________

      (a) For 1992 and 1991, liability for losses and LAE is shown net of reinsurance recovable.


          The Company's property and casualty insurance subsidiaries rely upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a consistent range of estimates for setting the reserve levels. For further input, loss reserve committees periodically mix, claims management and legal climate. Such input sometimes leads to modifications of the statistical projections.

          The Company's property and casualty insurance subsidiaries' liability for losses and LAE as of December 31, 1993 was $910,657,000 determined in accordance with SAP and $1,051,868,000 determined in accordance with GAAP. The reconciling differences principally relate to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities (approximately $163,000,000) reduced by approximately $15,000,000, net, included in accounts other than property and casualty loss reserves for GAAP and approximately $6,000,000 for salvage and subrogation.

          The tables below present the development of balance sheet liabilities for 1983 through 1993 and include periods prior to acquisition for each of the Empire Group and the Colonial Penn P&C Group. The adjusted liability line of the table indicates the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims that were unpaid at each annual balance sheet date, including provisions for losses estimated to have been incurred but not reported to the Company's property and casualty companies. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. Thus, for the year 1985, the Empire Group table indicates that an estimated $8,887,000 of losses remain unpaid as of December 31, 1993 (the difference between the currently estimated $155,727,000 of re-estimated liability for that year and the $146,840,000 paid through December 31, 1993).

          The effect on income during the past three years of changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table above.

          The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1983 liability estimate indicated on the Empire Group table ($153,342,000) has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 1993 of $131,556,000, or a redundancy of $21,786,000. If the re-estimation of liability exceeded the liability initially established, a cumulative deficiency would be indicated.

          As noted in the Colonial Penn P&C Group table below, the loss and LAE development of the Colonial Penn P&C Group from 1985 through 1989 resulted in cumulative deficiencies, indicating that the established reserves for policy claims and LAE were less than subsequently determined to be necessary. The Colonial Penn P&C Group provided additional reserves related to prior years' claims of approximately $107,100,000 in 1990 and $35,100,000 in 1989. Prior to its
     acquisition by the Company, and in part as a result of the unfavorable loss development, the Colonial Penn P&C Group reviewed its loss ratio and experience on a state-by-state basis, and initiated procedures to improve underwriting standards, increase rates (subject to necessary regulatory approvals) and withdraw from certain states with unfavorable experience, where permissible, on financially acceptable terms. The Company used the knowledge and experience gained from managing Empire and certain of the WMAC Companies to review the adequacy of the Colonial Penn P&C Group reserves and concluded that the existing reserves were adequate.

          The Company believes that the Empire Group's conservatism in establishing reserves and CP Group's conservatism and improved claims management procedures since acquisition have contributed significantly to the creation of the redundancies included in the tables below.

          In evaluating this information, it should be noted that each amount shown for "cumulative redundancy (deficiency)" includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy (deficiency) related to losses settled in 1987, but incurred in 1983, will be included in the cumulative redundancy (deficiency) amount for 1983, 1984, 1985 and 1986. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

          Because of substantial differences in the development of reserves of the Colonial Penn P&C Group and the Empire Group, loss and LAE development data of the Colonial Penn P&C Group and the Empire Group are each presented separately.


ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (THE EMPIRE GROUP)

                                                           Year Ended December 31,
                         1983     1984      1985     1986      1987     1988      1989     1990      1991    1992     1993
                         ----     ----      ----     ----      ----     ----      ----     ----      ----    ----     ----
                                                               (In thousands)
 Adjusted Liability for
  Unpaid Losses and
  Loss Adjustment
  Expenses              $153,342  $156,434  $165,713 $182,133  $206,709 $222,814  $235,223 $251,401 $280,679 $322,615 $353,937

 Liability
  Re-estimated as of:
 One Year Later         $137,663  $142,474  $160,728 $180,975  $198,384 $213,671  $227,832 $249,492 $280,020 $322,037 $   -
 Two Years Later         132,899   144,504   162,962  175,305   194,530  206,088   217,432  245,141  277,866
 Three Years Later       134,144   143,635   156,870  170,152   188,843  198,500   212,649  243,849
 Four Years Later        132,019   139,113   157,001  168,574   184,564  194,324   211,859
 Five Years Later        128,440   139,441   155,413  165,717   181,990  196,070
 Six Years Later         129,010   139,584   154,045  164,487   183,015
 Seven Years Later       130,173   139,435   154,151  166,266
 Eight Years Later       130,236   139,741   155,727
 Nine Years Later        130,295   141,054
 Ten Years Later         131,556

 Cumulative Redundancy  $ 21,786  $ 15,380   $ 9,986 $ 15,867  $ 23,694 $ 26,744  $ 23,364 $  7,552 $  2,813 $   578 $   -
                        ========  ========   ======= ========  ======== ========  ======== ======== ======== ======= ========


 Cumulative Amount
  of Liability
  Paid Through:
 One Year Later         $ 43,859  $ 44,056  $ 51,795 $ 54,359  $ 60,446 $ 64,140  $ 65,822 $ 78,954 $ 89,559 $113,309 $   -
 Two Years Later          68,999    74,265    83,249   88,770    97,627  101,206   109,479  126,908  150,043
 Three Years Later        89,415    95,527   106,348  114,322   123,092  131,705   140,916  167,330
 Four Years Later        103,773   110,368   123,275  130,433   142,910  152,330   166,023
 Five Years Later        112,319   120,479   132,618  141,346   155,786  168,117
 Six Years Later         117,591   126,094   139,276  149,079   164,213
 Seven Years Later       120,781   130,015   143,926  153,681
 Eight Years Later       123,286   132,600   146,840
 Nine Years Later        125,126   134,881
 Ten Years Later         126,980

 Gross liability -
   end of year                                                                                                        $394,709
 Reinsurance                                                                                                            40,772
                                                                                                                      --------

 Net liability -                                                                                                      $353,937
   end of year as                                                                                                     ========
   shown above


















ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (THE COLONIAL PENN P&C GROUP)

                                                              Year Ended December 31,
                       1983      1984     1985      1986      1987      1988      1989      1990      1991     1992     1993
                       ----      ----     ----      ----      ----      ----      ----      ----      ----     ----     ----
                                                                   (In thousands)
Adjusted Liability
  for Unpaid Losses
  and Loss
  Adjustment
  Expenses            $229,700  $215,200 $217,000  $324,700  $386,200 $ 410,500  $ 448,800  $626,300  $657,700  $581,711 $535,145

Liability
  Re-estimated
  as of:
One Year Later        $197,900  $193,200 $236,500  $352,600  $389,900 $ 445,600  $ 555,900  $659,800  $616,400  $497,911 $   -
Two Years Later        190,700   198,800  245,900   340,600   409,000   506,800    588,600   619,600   574,000
Three Years Later      193,700   203,500  241,600   338,700   443,700   535,600    563,800   614,000
Four Years Later       197,000   200,000  248,100   359,400   467,300   522,800    565,800
Five Years Later       194,500   197,100  231,200   384,000   459,400   526,700
Six Years Later        193,900   193,500  257,600   375,700   464,700
Seven Years Later      195,000   199,200  250,800   381,300
Eight Years Later      195,700   201,100  255,900
Nine Years Later       197,300   202,900
Ten Years Later        198,000

Cumulative
  Redundancy
  (Deficiency)        $ 31,700  $ 12,300 $(38,900) $(56,600) $(78,500) $(116,200) $(117,000) $ 12,300  $ 83,700 $ 83,800 $   -
                      ========  ======== ========  ========  ========  =========  =========  ========  ======== ======== ========


Cumulative Amount
  of Liability
  Paid Through:
One Year Later        $103,500  $105,500 $126,200  $177,100  $207,700 $ 243,300  $ 258,500  $279,300  $283,200  $205,200 $   -
Two Years Later        150,600   156,600  178,500   249,800   304,000   353,300    387,500   432,500   390,100
Three Years Later      175,300   177,500  208,600   288,700   356,800   419,900    467,500   492,900
Four Years Later       184,900   187,600  227,600   313,700   393,100   462,200    496,400
Five Years Later       188,700   195,600  213,100   332,700   416,800   476,400
Six Years Later        191,800   187,000  223,000   343,600   425,500
Seven Years Later      192,500   190,800  227,800   349,200
Eight Years Later      193,100   192,700  231,100
Nine Years Later       193,800   194,400
Ten Years Later        194,900

Gross liability-
  end of year                                                                                                            $657,159
Reinsurance                                                                                                               122,014
                                                                                                                         --------

Net liability -                                                                                                          $535,145
  end of year as                                                                                                         ========
  shown above

     LIFE INSURANCE

          The Company's principal life insurance subsidiaries are Charter, CPL and Intramerica. For the year ended December 31, 1993, the Company's principal life insurance products were "Graded Benefit Life" and variable annuity insurance products. Through its various subsidiaries, the Company is licensed in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands and generally writes its life and health products in most of the United States. Total direct life insurance in force as of December 31, 1993 was approximately $2.7 billion.

          The following table reflects premiums earned on the Company's life and health insurance products (except investment oriented products) and premium receipts on variable annuity and other investment oriented products for each of the three years in the period ended December 31, 1993. Variable annuity and other investment oriented product premium receipts are not recorded as revenue under GAAP but are recorded in a manner similar to a deposit, and are included below.



                                                Year Ended December 31,
                                      ----------------------------------------
                                         1993           1992           1991 (1)
                                         ----           ----           ----
                                                   (In thousands)
      Graded Benefit Life              $109,838      $109,552        $ 36,230
      Variable Annuity Products          81,484        58,207          25,804
      Other Investment
        Oriented Products                 6,828         9,828          17,360
      Agent-sold Medicare
        Supplement Products (2)          47,364        62,724          23,159
      Other Health Products              18,992        22,367           8,538
      Other                                 495         1,847             626
                                       --------      --------        --------
      Total (3)                        $265,001      $264,525        $111,717
                                       ========      ========        ========
      __________________

      (1)   Excludes premium receipts on life insurance products of the CP Group prior to the acquisition date (August 16, 1991).
      (2)   Effective December 31, 1992, the Company ceased marketing Medicare
            Supplement products through agents.
      (3)   Excludes premium receipts (refunds) in 1993, 1992 and 1991 (since the acquisition date) of $(1,655,000), $28,745,000 and $57,142,000, respectively, on reinsurance of certain ordinary life policies and group life and health insurance contracts underwritten by other insurance companies and assumed by the life insurance subsidiaries.



          Life and Health Insurance Products

          Graded Benefit Life. "Graded Benefit Life" is a guaranteed-issue product. These modified-benefit, whole life policies are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Graded Benefit Life is marketed using direct response marketing techniques. New policyholder leads are generated primarily from television advertisements. Consistent with its present marketing program, the Company intends to concentrate its marketing efforts towards soliciting new policyholders where the cost is justified, upgrading existing policyholders' policy packages and obtaining referrals from existing policyholders. The Company believes that premiums on new business written in 1994 will exceed reductions due to death and lapses.

          During late l993, the Company began offering certain policyholders a rider to their existing Graded Benefit Life policy. This "Accelerated Benefit Rider" pays a policy benefit if the policyholder is suffering from a terminal illness. Initial results are promising and the Company expects to offer this rider to additional policyholders on a limited basis. The Company is exploring the development of other new products.

          Investment Oriented Products. During 1993, the principal investment oriented product offered by the Company's life insurance subsidiaries was a no-load variable annuity ("VA") product. The VA product is marketed as an investment vehicle to individuals seeking to defer, for federal income tax purposes, the annual increase in their account balance. Premiums from this VA product either are invested at the policyholders' election in unaffiliated mutual funds where the policyholder bears the entire investment risk or in a fixed account where the funds earn interest at rates determined by the Company. The Company's VA product is currently marketed in conjunction with a mutual fund manager. The Company is pursuing cooperative arrangements with other money managers to distribute its VA product.

          Prior to 1991, the investment oriented products sold by the Company included, among others, single premium deferred annuity ("SPDA") and single premium whole life ("SPWL") products. During 1992, the Company concluded that the profitability of its existing blocks of SPDA and SPWL businesses were unlikely to achieve acceptable operating results in the future. For a discussion of the reinsurance of certain of these products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Medicare Supplement. Medicare Supplement products are health insurance products primarily designed to supplement medicare benefits for the older population on an underwritten guaranteed renewable basis. Prior to l993, the Company's Medicare Supplement products were marketed primarily through insurance agents. As a result of recent federal and state legislation mandating standardization of Medicare Supplement products (thereby enhancing an individual's ability to compare various Medicare Supplement products), this market has become more competitive. The Company is no longer actively marketing Medicare Supplement products, but is offering renewals of its non-standardized products to its policyholders. National health care reforms are currently under consideration. It is not possible to predict whether any reforms will be enacted, and, if enacted, what effect such reforms might have on the Company's Medicare Supplement products.

     INSURANCE OPERATIONS - GENERAL

          Investments

          Investment activities represent a significant part of the Company's insurance related revenues and profitability. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's several investment committees.

          The Company's insurance subsidiaries have a diversified investment portfolio of securities substantially all of which are rated "investment grade" by Moody's and/or S&P or issued or guaranteed by the U.S. Treasury or by governmental agencies. The Company's insurance subsidiaries do not generally invest in less than "investment grade" or "non-rated" securities, real estate or mortgages, although the Company's insurance subsidiaries may from time to time make such investments in amounts not expected to be material. For additional information concerning the Company's investments, see "Notes to Consolidated Financial Statements."

          The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 1993 and 1992 was as follows:

                                                                PROPERTY AND CASUALTY             LIFE AND HEALTH
                                                                ---------------------          ---------------------
                                                                1993             1992           1993         1992
                                                                ----             ----           ----         ----
                                                                               (Dollars in thousands)
        Bonds and notes (a):
          U.S. Government and agencies  . . . . . . . . .         75%              79%          75%            63%
          Rated investment grade (b)  . . . . . . . . . .         22               20           19             24
          Non rated - other   . . . . . . . . . . . . . .         -                -             1              1
          Rated less than investment grade  . . . . . . .         -                -             -              1
        Policyholder loans  . . . . . . . . . . . . . . .         -                -             2             10
        Equity securities . . . . . . . . . . . . . . . .         1                -             1              -
        Other, principally accrued interest . . . . . . .         2                1             2              1
                                                                ---              ---           ---            ---
                 Total  . . . . . . . . . . . . . . . . .       100 %            100 %         100%           100%
                                                                ===              ===           ===            ===
        Estimated average yield to maturity
          of bonds and notes (c)  . . . . . . . . . . . .       6.2 %            7.0 %         6.2%           7.6%
        Estimated average remaining life of bonds
          and notes (c) . . . . . . . . . . . . . . . . .     4.5 yrs.         5.9 yrs.     5.1 yrs.        5.8 yrs.
        Carrying value of investment portfolio  . . . . .    $1,650,085       $1,387,644    $779,739       $1,240,275
        Market value of investment portfolio  . . . . . .    $1,651,411       $1,411,478    $780,867       $1,271,185
        _________________

        (a)      Exclusive of investments held for sale at December 31, 1992, "U.S. Government and agencies" would have represented 69% of the property and casualty segment's investment portfolio and 59% of the life and health segment's investment portfolio and "Rated investment grade" would have represented 19% of the property and casualty segment's investment portfolio and 22% of the life and health segment's investment portfolio.  Investments held for sale represented 10% of the property and casualty investment portfolio and 6% of the life and health investment portfolio at December 31, 1992.
        (b)      As rated by Moody's and/or S&P.
        (c)      Exclusive of trading securities in 1993, which are not significant, and investments held for sale in
                 1992.

          Reinsurance

          The Company currently obtains reinsurance for certain of its life insurance policies and property and casualty insurance policies.
     Among the Company's major reinsurers (and their respective Best ratings) are General Reinsurance Corporation (A++), Lincoln National Life Insurance Co. (A+), Munich American Reinsurance Company (A++) and Hartford Fire Insurance Company (A+). Reinsurance is obtained for investment oriented products for face amounts in excess of $500,000 per life. The life insurance subsidiaries generally do not obtain reinsurance for the Graded Benefit Life products because these policies generally do not exceed $10,000 face amount. The Colonial Penn P&C Group obtained reinsurance for casualty risks in excess of $2,000,000 in 1993 ($1,000,000 in 1992). Most Colonial Penn P&C Group
     automobile policies do not have policy limits in excess of $100,000 per risk and $300,000 per accident. The Empire Group's maximum limit retained for workers' compensation was $500,000 from July 1, 1992 through December 31, 1993 and $200,000 from January 1, 1991 through June 30, 1992 and for other property and casualty lines, the maximum limit retained was $225,000 for 1993 and $175,000 for each of 1992 and 1991. Additionally, the Company's property and casualty insurance subsidiaries have entered into certain excess of loss and catastrophe treaties to protect against certain losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer
     to the extent of the reinsurance ceded.   The Company's reinsurance
     generally has been placed with certain of the largest reinsurance companies, which the Company believes to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. Additionally, certain of CPI's Special Risks reinsurers have experienced financial difficulty and some are in rehabilitation proceedings. CPI has established reserves, which the Company believes are adequate, for nonrecoverable reinsurance on its Special Risks block of insurance.

          In 1992, 1993 and 1994, unusually severe natural disasters occurred, including Hurricane Andrew (1992), the Midwest floods and California fires (1993) and the Los Angeles Earthquake (1994). These events have resulted in unprecedented industry-wide losses. The Company's insurance subsidiaries also suffered losses as a result of certain of these occurrences, although reinsurance reduced the economic loss to the Company of Hurricane Andrew. However, as a result of the industry's losses, the Company has seen a notable decrease in the availability of catastrophe reinsurance at reasonable rates, particularly at low levels of deductibility. Although the Company has completed its 1994 reinsurance program at acceptable upper loss limits, the insurance subsidiaries in 1993 and 1994 were unable to obtain 1992 levels of deductibility at reasonable cost. Accordingly, the Company increased its retention of lower level losses. The Company did not incur catastrophic losses in excess of its retained limits in 1993 and to date in 1994. Further, in 1992 the Company did not incur losses in excess of its maximum reinsurance.

          Competition

          The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are for the most part unendorsed, which may give such other companies a competitive advantage.

          VA products are subject to regulation both as insurance policies and as securities. As a result, the introduction of a VA product involves significant regulatory and administrative efforts over a substantial period of time. The Company expects sales of its no-load VA product to be cyclical, generally following the securities markets. The attractiveness of VA products as an investment vehicle is closely linked to the tax status of such products. Typically, increases in account values of VA products are not taxed until distributed in the form of either surrenders or annuity payments. The taxable portion of any such distribution is taxed as ordinary income.

          The property and casualty insurance industry has historically been cyclical in nature, with periods of less intense price competi-tion and high underwriting standards generating significant profits, followed by periods of increased price competition and lower under-writing standards resulting in reduced profitability or loss. Price competition has been significant in recent years. The cyclicality and competitive nature of the property and casualty insurance business historically have contributed to significant industry-wide quarter-to-quarter and year-to-year fluctuations in underwriting results and net income. Its profitability is affected by many factors, including rate competition, severity and frequency of claims, interest rates, state regulation, court decisions and judicial climate, all of which are outside the Company's control.

          Government Regulation

          Insurance companies are subject to detailed regulation and supervision in the states in which they transact business. Such regulation pertains to matters such as approving policy forms and various premium rates, minimum reserves and loss ratio requirements, the type and amount of investments, minimum capital and surplus requirements, granting and revoking licenses to transact business, levels of operations and regulating trade practices. There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the Company's operations. The majority of the Company's property and casualty insurance operations are in states requiring prior approval by regulators before proposed rates may be implemented. Certain states have indicated that they may change the bases (e.g., age, sex and geographic location) on which rates traditionally have been established. Rates proposed for life insurance generally become effective immediately upon filing. Insurance companies are required to file detailed annual reports with the supervisory agencies in each of the states in which they do business, and are subject to examination by such agencies at any time. Due to the savings and loan crisis and the seizure by state insurance regulators of certain large financially unstable insurance companies, there has been some erosion of confidence in all financial institutions, including insurance companies. Increased regulation of insurance companies at the state level and new regulation at the federal level is possible, although the Company cannot predict the nature or extent of any such regulation.

          The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" requirement for insurance companies, although the model law is not intended to apply to property and casualty insurance companies until year end 1994 financial statements are available. Generally, Risk Based Capital ("RBC") is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action.

          The RBC formula develops a risk adjusted target level of statutory surplus for insurers by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operation.

          The RBC model laws provide for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control.

          Each of the Company's insurance subsidiaries' RBC ratio as of December 31, 1993 substantially exceeded the minimum requirements.

          The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies. Generally, life insurance companies having three or more of such ratios outside their "normal" range may be indicative of a weakly capitalized company. Two of the Company's life insurance subsidiaries, Charter and CPL, had three or more "other than normal" NAIC ratios for the year ended December 31, 1993. Charter had five "other than normal" ratios in l993, four of which resulted from reinsurance of the SPWL block of business described under "Management's Discussion and Analysis of Financial Condition and Results of Operations," while CPL had four "other than normal" ratios in l993, three of which resulted from reinsurance transactions, including a transaction with an affiliate. The Company believes that there are no underlying problems or weaknesses at Charter or CPL and that, in view of the strong capital and RBC ratios of Charter and CPL and their strong and conservative investment portfolios, it is unlikely that material adverse regulatory action will be taken.

          On November 8, 1988, California voters passed Proposition 103, an insurance initiative which requires a 20% rollback in insurance rates for policies written or renewed during the twelve month period beginning November 8, 1988 (the "rollback period") and provided that changes in insurance premiums after November 8, 1989 must be submitted for approval by the California Insurance Commissioner prior to implementation. While the Proposition has the most significant impact on automobile insurance, some of its provisions also apply to other types of property and casualty insurance. In May 1989, the California Supreme Court held that insurance companies may not be deprived of a "fair return." In June 1991, the current California Insurance Commissioner issued revised regulations regarding the rollback period which established an allowable after-tax return of 10% for the rollback period. These regulations were held unconstitutional by the Los Angeles Superior Court in February 1993, because each insurer was entitled to an individual hearing to determine its fair level of profit. The California Insurance Commissioner has appealed this decision, which remains sub judice. The Company has not yet
                                  ----------
     received any order or determination requiring it to refund any premiums collected. Based upon its operating results in the relevant years, the Company believes the Colonial Penn P&C Group should not be assessed for any rollback rebate and, if assessed a significant amount, intends to vigorously oppose such determination. Voluntary automobile net earned premiums in California represent approximately 8.9% of the Company's total property and casualty net earned premiums. Proposition 103 does not apply to premiums earned on involuntary coverage. It is possible that other states may attempt similar initiatives, although the Company is unable to predict whether and to what extent such regulation may be proposed or adopted.

          In early 1990, New Jersey adopted new laws to depopulate the deficit-ridden Automobile Joint Underwriting Association (the "JUA"), the New Jersey insurance pool for high-risk drivers. The New Jersey statute, among other things, abolished the JUA, established the Market Transition Facility (the "MTF") as a temporary successor to the JUA, established quotas for depopulation of the MTF and required all automobile insurers to share in the losses of the MTF based on their depopulation share of the JUA, as set by the New Jersey Department of Insurance. The MTF deficit is currently estimated to be $917 million. Based on that amount, the Colonial Penn P&C Group would be assessed approximately $11,100,000. In February 1994, the Colonial Penn P&C Group paid approximately $5,300,000 of this possible assessment into a court mandated escrow account. The balance of this possible assessment has been provided for in the Company's December 31, 1993 balance sheet. The New Jersey Insurance Department has adopted regulations which would permit an insurer, with the approval of the Insurance Department, to recover amounts paid to the MTF through surcharges to policyholders; however, there can be no assurance that the Colonial Penn P&C Group would be permitted to surcharge its policyholders for all or even part of any assessment.

          The Company's insurance subsidiaries are members of state insurance funds which provide certain protection to policyholders of insolvent insurers doing business in those states. Due to insolvencies of certain insurers in recent years, the Company's insurance subsidiaries have been assessed certain amounts which have not been material and are likely to be assessed additional amounts by state insurance funds. The Company believes that it has provided for all anticipated assessments and that any additional assessments will not have a material adverse effect on the Company's financial condition or results of operations.


                               BANKING AND LENDING

     GENERAL

          The Company's banking and lending operations primarily are conducted through its national bank subsidiary, American Investment Bank, N.A. ("AIB"); two wholly owned industrial loan corporations (the "ILCs"), American Investment Financial ("AIF") and Governor Financial ("GF"); and Transportation Capital Corp. ("TCC"), a small business investment company, which is a 99% owned subsidiary of the Company. AIB and the ILCs take money market and other non-demand deposits that are eligible for insurance provided by the FDIC within its applicable limitations. At December 31, 1993, AIB and the ILCs had Deposits of $173,365,000 compared to $186,339,000 at December 31, 1992. In
     January 1994, the deposits and certain
     assets of GF were combined into AIF. AIB and AIF currently have several deposit-taking and lending facilities and an administrative office in the Salt Lake City area. TCC, which is not a significant subsidiary of the Company, makes collaterialized loans to operators of medallion taxicabs and limousines.

          At December 31, 1993, the Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $205,744,000 compared to $169,552,000 at December 31, 1992. The increase was financed primarily from proceeds of the sale of the Company's consumer loan offices sold in 1992. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." At December 31, 1993, approximately 36% were loans to individuals generally collateralized by automobiles; approximately 26% were unsecured loans to individuals acquired from others in connection with investments in limited partnerships; approximately 23% were unsecured loans to executives and professionals; approximately 9% were loans to small business concerns collateralized principally by taxicab medallions and other personal property; approximately 5% of the loans were instalment loans to consumers, substantially all of which were collateralized by real or personal property; and approximately 1% were loans generally collateralized by non-residential real estate.

          It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 1993, the allowance for loan losses for the Company's entire loan portfolio was approximately $8,341,000 or 4.1% of the net outstanding loans, compared to approximately $6,973,000 or 4.1% of net outstanding loans at December 31, 1992.

          The funds generated by the Deposits are primarily used to make instalment loans, including collateralized personal automobile loans to individuals who have difficulty in obtaining credit. These automobile loans are made at interest rates above those charged to individuals with good credit histories. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual as well as the collateral to attempt to minimize the number of defaults. Additionally, the Company monitors these loans and takes prompt possession of the collateral securing such loans in the event of a default. For the three year period ended December 31, 1993, the Company generated an aggregate of approximately $100,754,000 of these loans (approximately $51,000,000 during 1993). At December 31, 1993, the allowance for loan losses for this portfolio was approximately $4,399,000 or 6% of net outstanding loans; actual loss experience has been approximately 1.4% per year of average outstanding loans. The Company is satisfied with the results of this loan portfolio and believes that there is an opportunity for successful growth in this niche market. The Company intends to expand its business in this area.

     COMPETITION

          The Company's lending operations compete with banks, savings and loan associations and credit unions, many of which are able to offer financial services on very competitive terms, credit card issuers and consumer finance companies. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations.

     GOVERNMENT REGULATION

          The Company's principal lending operations are subject to detailed supervision by state authorities, as well as federal regulation pursuant to the Federal Consumer Credit Protection Act and regulations promulgated by the Federal Trade Commission. The Company's banking operations are subject to extensive federal and state regulation and supervision by, among others, the Office of the Comptroller of the Currency (the "OCC"), the FDIC and the State of Utah. AIB's primary federal regulator is the OCC, while the primary federal regulator for the ILCs is the FDIC. AIB and AIF have substantially similar assets. With FDIC approval on January 31, 1994, AIF purchased a substantial portion of the assets and assumed all of the deposit liabilities as well as a significant amount of the remaining liabilities of GF. Following this transaction, GF retained its ILC charter but terminated its FDIC insurance and thus its right under Utah law to accept deposits.

          The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations and growth of AIB and restricts further acquisitions of banks and savings institutions by the Company. CEBA does not restrict the growth of the ILCs as currently operated.


                               INCENTIVE SERVICES

     GENERAL

          For the year ended December 31, 1993, the Company's incentive services business was conducted by The Sperry and Hutchinson Company, Inc. ("S&H"). In early 1993, the Company contributed the net assets of S&H Motivation, Inc. ("SHM") to a new joint venture formed with an unrelated motivation services company and provided a $3,000,000 line of credit to the joint venture in exchange for a 45% equity interest in the joint venture. Operations of the motivation services business historically have not been significant and are not expected to be significant in the future.

          S&H distributes Green Stamps to retailers under license agreements that give the retailer an exclusive franchise for a particular category of retail establishment in a particular geographic area. Customers of participating retailers receive Green Stamps when they purchase goods and services.

          Since 1969, when annual sales for the trading stamp industry as a whole peaked, S&H's trading stamp business has been steadily declining. The Company believes that there is a substantial likelihood that the declining trend in trading stamp sales will continue. The Company has attempted, but has not succeeded in, developing new uses for its trading stamp business.

     REDEMPTION RESERVE-LIQUIDITY

          When trading stamps are sold, S&H receives cash and accrues as a liability the estimated obligation to deliver merchandise and/or cash associated with those stamps. Demands for redemption generally occur over a considerable period of time. The loss of customers usually results in an acceleration of redemptions and requires the expenditure of available funds to provide the merchandise and/or cash required for such redemptions.

          At December 31, 1993 and 1992, the liability for unredeemed trading stamps reflected in the Company's consolidated balance sheets was approximately $58,541,000 and $74,964,000, respectively. The most recent statistical studies of trading stamp redemptions have indicated that the historical pattern of redemptions has changed and that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. The amount of this excess may be different than indicated by these studies. Accordingly, the Company is amortizing the apparent excess over a five year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     COMPETITION

          The Company's incentive services businesses compete primarily with other incentive companies and other forms of promotional and merchandising techniques other than trading stamps. Retail establish-ments, for example, frequently utilize store coupons, special advertising programs, games, extra services and related programs.

                                  MANUFACTURING

          The Company's manufacturing operations consist primarily of the manufacture of bathroom vanities and related products for the "do-it-yourself" market, through its General Marble division, and padding, absorbent, erosion control and proprietary plastic netting products for various industrial and agricultural uses, through its Fibers and Plastics divisions.

          In 1990, the Company acquired a factory in North Carolina and in 1991 equipped it with state-of-the-art manufacturing machinery for its General Marble division. This facility was designed to enable the Company to improve the quality of its products, to manufacture certain of its products on a "ready-to-assemble" basis and to expand capacity. General Marble's products are sold through manufacturers' representatives primarily to home improvement centers. The inefficiencies and start up costs associated with bringing this facility to full production, together with pricing pressures, have adversely affected results of operations for this segment.

          The Fibers and Plastics divisions manufacture and market padding, absorbent and erosion control products, which may be reinforced with plastic netting, for the furniture, automotive, erosion control and maintenance industries and thermoplastic netting used for a variety of purposes including, among other things, construction, packaging, agriculture, carpet backing and filtration.

          The manufacturing operations are subject to a high degree of competition, generally on the basis of price, service and quality. Additionally, these manufacturing operations are dependent on cyclical industries, including the construction industry, which have been adversely effected by recent economic conditions. Through its various manufacturing divisions, the Company holds patents on certain improvements to the basic manufacturing processes and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on the business of its manufacturing operations.


                        OTHER OPERATIONS AND INVESTMENTS

          The Company also owns non-controlling equity interests representing, at December 31, 1993, more than 5% of the outstanding capital stock of each of the following domestic public companies:
     Carmike Cinemas, Inc. ("Carmike") (approximately 9% of Class A shares), Jones Plumbing Systems, Inc. ("Jones") (approximately 21%), Jordan Industries, Inc. ("JII") (approximately 11%) and Olympus Capital Corporation (approximately 18%).

          The Company owns interests in two foreign power companies:
     Compania Boliviana de Energia Electrica, S.A. - Bolivian Power Company Limited ("Bolivian Power") and through Canadian International Power Company Limited Liquidating Trust, The Barbados Light and Power Company Limited. The Company's investments in the power companies were recorded at an aggregate of approximately $5,208,000 at December 31, 1993. The shares of Bolivian Power are traded on the New York Stock Exchange. In November 1993, the Company sold 750,000 common shares of Bolivian Power in an underwritten public offering. The Company currently owns approximately 719,206 common shares of Bolivian Power, representing approximately 17% of Bolivian Power's outstanding common shares.

          In 1990, the Company received the stock of certain of the WMAC Companies that had been under the control of the Wisconsin Insurance Commissioner. The Company is unable to predict when Commercial Loan Insurance Company ("CLIC") and WMAC Credit Insurance Corporation ("Credit"), two WMAC Companies which constitute substantially all of the WMAC Companies' remaining value expected from the assets under the control of the Wisconsin Insurance Commissioner, will be returned to its control. The Company estimates that the fair value to the Company of the net tangible assets yet to be received is approximately $32,800,000 in excess of their recorded carrying value at December 31, 1993.

          A subsidiary of the Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company. These partnerships each specialize in structuring leveraged buyouts in which the partners are given the opportunity to become equity participants. John W. Jordan II, a director of the Company, is the managing partner of the two partnerships. Since 1982, the Company has invested an aggregate of $25,870,000 in these partnerships and related companies and, through December 31, 1993, has received approximately $62,398,000 (consisting of cash, interest bearing notes and other receivables) relating to the disposition of investments and management and other fees. At December 31, 1993, through these partnerships, the Company had interests in an aggregate of 15 companies (the "Jordan Associated Companies"), which are carried in the Company's consolidated financial statements at $13,620,000. The Jordan Associated Companies include JII, Carmike and Jones.

     Item 2.   Properties.
     ------    ----------
          Through its various subsidiaries, the Company owns the following significant properties: an office building in Clayton, Missouri (approximately 66,000 sq. ft.), which is leased to unaffiliated parties; an office building in Valley Forge, Pennsylvania (approxi-mately 94,800 sq. ft.) located on land leased from a third party to a subsidiary of the Company; two offices in Salt Lake City, Utah (totaling approximately 74,000 sq. ft.); three multi-tenant office buildings in Indianapolis, Indiana (totaling approximately 444,000 sq. ft.) which are leased (or are available for lease) to unaffiliated parties; and a warehouse in Fort Worth, Texas (approximately 256,000 sq. ft.) that is leased to a third party. In addition, subsidiaries of the Company own nine facilities (totaling approximately 1,208,000 sq. ft.) primarily used for manufacturing and storage located in Georgia, New Jersey, New York, North Carolina, Pennsylvania, Wisconsin and Canada.

          The Company's subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject in certain instances to renewal options. See Note 15 of Notes to Consolidated Financial Statements.

     Item 3.   Legal Proceedings.
     ------    -----------------
     PHLCORP TENDER OFFER

          Seven class action complaints were filed against the Company and others in connection with the Company's tender offer to purchase up to 5,200,000 common shares of Phlcorp, which expired in February 1988, and have been consolidated into one action in the United States District Court for the Southern District of New York (the "Southern District"), entitled In re PHLCORP Securities Tender Offer Litigation
                          ------------------------------------------------
     (Civil Action No. 88 Civ. 0306 (SS)) ("In Re Phlcorp").
                                            -------------
          The consolidated and amended class action complaint (the "Complaint") seeks damages (in an unspecified amount), imposition of a constructive trust and costs and disbursements of the action.

          Several of the claims were dismissed in 1988 as a result of defendants' motion to dismiss. The remaining claims allege that defendants violated the Securities Exchange Act of 1934, as amended, by causing Phlcorp's directors to issue a recommendation to accept the Company's tender offer, which incorrectly represented that the directors' recommendation was based on a determination that the Company's offer was fair and that defendants breached their fiduciary duties in connection with the tender offer. A class of plaintiff minority shareholders, who owned shares of Phlcorp on January 21, 1988, has been certified.

          Upon completion of discovery, with the exception of discovery of experts, defendants filed a motion for Summary Judgment. Prior to the time defendants' reply brief was due, the parties reached an agreement in principle for the settlement of the action. A stipulation of settlement was submitted to the Court for its approval on January 24, 1994. At a conference on February 2, 1994, the Court entered an order requiring (a) plaintiffs to mail notice of the proposed settlement to class members by February 22, 1994, (b) class members to submit any objections to the settlement by April 15, 1994 and (c) a hearing to determine whether the settlement should be approved to be held on April 29, 1994. Because of the settlement agreement, defendants withdrew their summary judgment motion, without prejudice to renew the motion in the event that the court does not approve the settlement.

          Defendants believe that the material allegations of these complaints are without merit and, if not settled, intend to defend these actions vigorously.

     EMPIRE TRANSACTIONS

          Beginning in 1988, four separate actions were commenced in the Supreme Court, New York County relating to Empire's conversion from a mutual to a stock company, a 1988 reverse stock split, a subsequent odd lot cash tender offer and adoption of Empire's Section 7118 Plan in l991. Empire, Phlcorp and ten of Empire's directors are named as defendants in some or all of these actions.

          While the Company believes the material allegations of these actions are without merit, these actions have been settled pursuant to Court approval. The settlement, which will become final during the second quarter of l994, unless appealed, will have no material effect on the Company.

     PHLCORP MERGER

          Three actions were filed by minority shareholders of Phlcorp in connection with the August 17, 1992 proposal by the Company to Phlcorp that the Company acquire all outstanding Phlcorp shares not already owned by it and its subsidiaries and the October 12, 1992 public announcement that the Company and Phlcorp had reached an agreement in principle with respect to the merger of Phlcorp (then a 63.1% owned public subsidiary of the Company) with and into a wholly owned subsidiary of the Company (the "Phlcorp Merger"). The actions name the Company and/or Phlcorp and their directors as defendants. Two of the actions were brought in the Supreme Court of the State of New York, County of New York, and one was filed in the Pennsylvania Court of Common Pleas, Philadelphia County. The Pennsylvania action has been voluntarily discontinued.

          The amended class action complaints in the New York action contain similar allegations, inter alia, that the Company, aided and abetted by its directors, breached its fiduciary duties purportedly owed to Phlcorp's minority shareholders by using its position as controlling shareholder of Phlcorp to effect the Merger on terms which do not reflect the true value of Phlcorp Shares, by failing to disclose material facts concerning Phlcorp's assets, businesses, and future prospects, and by timing the October 12 Proposal to coincide with an abnormally high stock price of Leucadia and an artificially depressed Phlcorp stock price. In addition, one of the New York actions asserts a derivative claim brought on behalf of Phlcorp for corporate waste under state law.

          In November and December 1992, defendants moved to dismiss the New York actions. In early December 1992, plaintiffs' request for a preliminary injunction barring consummation of the Phlcorp Merger, was denied.

          The parties have entered into settlement negotiations. On February 19, 1993, the court denied defendants' motions to dismiss the New York actions as moot in light of settlement negotiations. The court indicated that plaintiffs would be able to re-open the cases by way of an order to show cause if the cases are not in fact settled.
     On September 5, 1993, the parties entered into a memorandum of understanding to settle the matter subject to plaintiffs conducting confirmatory discovery and the court's approval of the settlement.

          Defendants believe that the material allegations of these complaints are without merit and, if not settled, intend to defend these actions vigorously.

     OTHER PROCEEDINGS

          In addition to the foregoing, the Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position.

          The Company does not believe that any of the foregoing actions will have a material adverse effect on its consolidated financial position or consolidated results of operations.

     Item 4.   Submission of Matters to a Vote of Security Holders.
     ------    ---------------------------------------------------
          Not applicable.

     Item 10.       Executive Officers of the Registrant.
     -------        ------------------------------------

          All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 16, 1994, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:



                 NAME                            AGE       POSITION WITH LEUCADIA            OFFICE HELD SINCE
                 ----                            ---       ----------------------            -----------------
        Ian M. Cumming  . . . . . . . . . .      53        Chairman of the Board             June 1978
        Joseph S. Steinberg . . . . . . . .      50        President                         January 1979
        Thomas E. Mara  . . . . . . . . . .      48        Executive Vice President          May 1980;
                                                             and Treasurer                   January 1993
        Lawrence S. Hershfield  . . . . . .      37        Executive Vice                    July 1993
                                                             President
        Norman P. Kiken . . . . . . . . . .      51        Vice President and                October 1977
                                                             Comptroller
        Paul J. Borden  . . . . . . . . . .      45        Vice President                    August 1988
        Mark Hornstein  . . . . . . . . . .      46        Vice President                    July 1983
        Ruth Klindtworth  . . . . . . . . .      59        Secretary and Vice President-     February 1976;
                                                             Corporate Administrator         January 1990
        C. Bruce Miller . . . . . . . . . .      62        Vice President                    January 1989
        Joseph A. Orlando . . . . . . . . .      38        Vice President                    January 1994
        David K. Sherman  . . . . . . . . .      28        Vice President                    August 1992



                 Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978. In addition, he has served as a director of Bolivian Power since March 1987, as Chairman of the Board of Bolivian Power since September 1988 and as a director of Allcity since February 1988. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.

          Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Bolivian Power since March 1987, as a director of Allcity since February 1988 and as a director of JII since June 1988.

          Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. Mr. Mara also served as Treasurer of the Company from April 1981 to April 1985.

          Mr. Hershfield has served as Executive Vice President of the Company since July 1993 and prior thereto served as Vice President of the Company since April 1990. Mr. Hershfield has also served as a director of Bolivian Power since January 1992. From 1981 to April 1990, he served in a variety of executive positions with the Company's subsidiary, BRAE Corporation (formerly a public company), including President, Executive Vice President and Vice President.

          Mr. Kiken, a certified public accountant, was employed by Coopers & Lybrand, certified public accountants, from 1969 until he joined the Company in October 1977 as Vice President and Comptroller.

          Mr. Borden joined the Company as Vice President in August 1988 and has served in a variety of other capacities with the Company and its subsidiaries.

          Mr. Hornstein joined the Company as Vice President in July 1983 and has also served as Secretary of Bolivian Power since July 1988.

          Ms. Klindtworth has been employed by the Company since July 1960 and was appointed Assistant Secretary in May 1973. She has served as Secretary of the Company since February 1976, as Vice President-Corporate Administrator of the Company since January 1990 and prior thereto had served as Assistant Vice President-Corporate Administrator of the Company since February 1979.

          Mr. Miller has served as Vice President of the Company since January 1989. He has also served as Executive Vice President of a subsidiary of the Company for more than the past five years.

          Mr. Orlando, a certified public accountant, has served as Vice President of the Company since January 1994. Mr. Orlando served in a variety of capacities with the Company and its subsidiaries since 1987, including serving as Chairman of S & H.

          Mr. Sherman has served as Vice President of the Company since August 1992. For the five years prior, he served in a variety of capacities with the Company and its subsidiaries.

                                     PART II

     Item 5.   Market for Registrant's Common Equity and Related
               -------------------------------------------------
     Stockholder Matters.
     -------------------

      (a)  Market Information.
           ------------------

          The common shares of the Company (the "Common Shares") are traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per Common Share on the consolidated transaction reporting system, as reported by the Dow Jones Historical Stock Quote Reporter Service. On January 8, 1993, the Company effected a two-for-one stock split of the Common Shares in the form of a 100% stock dividend (the "Stock Split"). The dividend was paid to shareholders of record immediately following the close of business on December 31, 1992. Per share amounts set forth in this Report have been adjusted to reflect the Stock Split.




                                                                COMMON SHARE
                                                                ------------
                                                              HIGH        LOW
                                                              ----        ---
                  1992
                  ----
                  First Quarter . . . . . . . . . . . . .    $26.69      $18.32
                  Second Quarter  . . . . . . . . . . . .     25.94       22.00
                  Third Quarter . . . . . . . . . . . . .     35.25       23.75
                  Fourth Quarter  . . . . . . . . . . . .     41.00       30.75

                  1993
                  ----
                  First Quarter . . . . . . . . . . . . .    $51.25      $38.63
                  Second Quarter  . . . . . . . . . . . .     43.75       36.00
                  Third Quarter . . . . . . . . . . . . .     47.75       39.25
                  Fourth Quarter  . . . . . . . . . . . .     44.50       38.75

                  1994
                  ----
                  First Quarter (through March 16, 1994)     $43.63      $39.25


          (b)  Holders.
               -------
          As of March 16, 1993, there were approximately 6,918 record holders of the Common Shares.

          (c)  Dividends.
               ---------
          The Company declared and paid on December 15, 1993, a dividend of $.25 per Common Share and on December 31, 1992, a dividend of $.20 per Common Share. Prior thereto, the Company had not paid any cash dividends on the Common Shares since January 1, 1973. In connection with the Phlcorp Merger, the Company agreed to consider, but has not made any commitment to, paying annual dividends in the future. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

          In connection with the declaration of dividends or the making of distributions on, or the purchase, redemption or other acquisition of Common Shares, the Company is required to comply with certain restrictions contained in certain of its debt instruments.

     Item 6.   Selected Financial Data.
     ------    -----------------------
          The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.




                                                                            YEAR ENDED DECEMBER
                                                         ---------------------------------------------------------------------
                                                               1993          1992           1991        1990         1989
                                                               ----          ----          ----         ----         ----
                                                                         (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
 Revenues                                                 $1,408,058     $1,573,015    $1,086,748     $674,914      $659,061
 Interest expense (b)                                         39,465         38,507        36,925       34,604        43,961
 Provision for insurance losses and
  policy benefits                                            789,752        896,673       558,127      232,986       225,999
 Income from continuing operations
  before income taxes and cumulative
  effects of changes in accounting
  principles                                                 176,868        143,553        95,030       78,938        34,805
 Income from continuing operations
  before cumulative effects of changes
  in accounting principles                                   116,259        130,607        94,830       65,010        22,567
 Income (loss) from discontinued operations
  less applicable income taxes                                   -              -             -        (17,670)       41,744
 Income before cumulative effects of
  changes in accounting principles                           116,259        130,607        94,830       47,340        64,311
 Cumulative effects of changes in
  accounting principles                                      129,195            -            -            -             -
 Net income                                                  245,454        130,607        94,830       47,340        64,311

 Per share:
  Primary earnings (loss) per common and dilutive
   common equivalent share:
    Continuing operations before
     cumulative effects of changes in
     accounting principles                                     $3.97          $5.35         $4.00        $2.68         $ .85
    Discontinued operations                                      -              -             -           (.73)         1.56
    Cumulative effects of changes in accounting
     principles                                                 4.41            -             -            -             -
                                                               -----          -----         -----        -----         -----
     Net income                                                $8.38          $5.35         $4.00        $1.95         $2.41
                                                               =====          =====         =====        =====         =====
  Fully diluted earnings (loss) per common
   share:
    Continuing operations before
     cumulative effects of changes
     in accounting principles                                  $3.89          $5.33         $3.97        $2.68         $ .84
    Discontinued operations                                      -              -             -           (.73)         1.52
    Cumulative effects of changes in accounting
     principles                                                 4.20            -             -            -             -
                                                               -----          -----         -----        -----         -----
     Net income                                                $8.09          $5.33         $3.97        $1.95         $2.36
                                                               =====          =====         =====        =====         =====
















                                                                                  AT DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                              1993           1992          1991         1990          1989
                                                              ----           ----          ----         ----          ----
SELECTED BALANCE SHEET DATA: (a)
 Cash and investments                                     $2,989,384     $3,371,624    $3,627,542   $1,741,273    $1,632,340
 Total assets                                              4,689,272      4,330,580     4,590,096    2,406,438     2,244,678
 Debt, including current maturities                          401,335        225,588       220,728      208,458       120,428
 Customer banking deposits                                   173,365        186,339       194,862      176,366       126,114
 Common shareholders' equity                                 907,856        618,161       365,495      268,567       257,735
 Book value per common share                                  $32.54         $22.12        $15.89       $11.82         $9.84


                                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                              1993           1992          1991         1990          1989
                                                              ----           ----          ----         ----          ----
SELECTED INFORMATION ON PROPERTY AND CASUALTY
 INSURANCE OPERATIONS (Unaudited): (a)(c)(d)
  GAAP Combined Ratio                                         96.9%          101.7%       102.1%        105.2%        105.3%
  SAP Combined Ratio                                          93.7%          102.8%       103.3%        100.8%        102.3%
  Industry SAP Combined Ratio (e)                               N/A          115.7%       108.8%        109.5%        109.2%
  Premium to Surplus Ratio (f)                                  1.6x           2.0x         2.2x          1.4x          1.9x
_________________________

(a)     Data includes acquired companies from date of acquisition and has been reclassified for discontinued operations.
(b)     Includes interest on customer banking deposits.
(c)     Combined Ratios and the Premium to Surplus Ratios include CPG for the relevant periods since August 16, 1991.
(d)     Certain accident and health insurance business, which is included in the statutory results of operations of the property and casualty insurance segment and is reflected in the SAP Combined Ratio, is reported in the life insurance segment for financial reporting purposes and therefore is not included in the GAAP Combined Ratios reflected herein.
        The Combined Ratio does not reflect the effect of investment income on results of operations.  For 1993, the difference in the treatment of costs for GAAP and SAP purposes was a principle reason for the difference between the
        GAAP Combined Ratio and the SAP Combined Ratio.  For 1992, the results of the accident and health insurance business, which (as described above) are reflected in the SAP Combined Ratio but are not reflected in the GAAP Combined Ratio, had a non-recurring income item which reduced the SAP Combined Ratio.  In addition, in 1992 certain income credits were recognized only for GAAP purposes.
(e)     Source:  Best's Insurance Management Reports, Property/Casualty Supplement, March 25, 1993.  A comparison to industry average may not be meaningful as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.
(f)     Premium to Surplus Ratio was calculated by dividing statutory property and casualty insurance premiums written by statutory capital at the end of the year.


     Item 7.   Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
     and Results of Operations.
     -------------------------

     LIQUIDITY AND CAPITAL RESOURCES

          The Company.  During each of the three years in the period ended
          -----------
     December 31, 1993, the Company operated profitably and in the year ended December 31, 1991 net cash was provided from operations. For the years ended December 31, 1993 and 1992, in spite of increased earnings, net cash was used for operations. The 1992 net cash used principally resulted from a 1991 reinsurance transaction, which had the effect of reducing CPI's premium to surplus ratio for 1991, and the 1993 net cash used principally related to the transfer of blocks of insurance described below.

          Principally as a result of the acquisition of the minority interest in Phlcorp (the "Phlcorp Minority Interest") on December 31, 1992 and the Company's continuing profitable operations, ratings of the Company's debt obligations were upgraded in 1993 by Moody's, S&P and Duff & Phelps Inc., three of the leading bond rating agencies, all of which rated the Company's senior debt as "investment grade." The Company believes the higher ratings have made it substantially easier to raise additional funds, including the offerings described below, on favorable terms. Ratings issued by bond rating agencies are subject to change at any time.

          In February 1993, the Company sold $100,000,000 principal amount of its newly authorized 5 1/4% Convertible Subordinated Debentures due 2003 (the "Convertible Debentures") in an underwritten public offering. The Convertible Debentures are convertible into Common Shares at $57.50 per Common Share (an aggregate of 1,739,130 Common Shares), subject to anti-dilution provisions. In August 1993, the Company sold $100,000,000 principal amount of its newly authorized 7 3/4% Senior Notes due 2013 (at 99% of principal amount) in an underwritten public offering. The net proceeds of these offerings were added to working capital.

          Principally as a result of the public offerings and increased cash flow from affiliates, including tax sharing payments, the Company and its non-regulated affiliates had aggregate cash and temporary investments of approximately $204,000,000 at February 28, 1994. Such funds are available for general corporate purposes, including acquisitions. However, the interest rate currently earned on such funds is less than the interest paid on the 1993 debt offerings. In addition, at February 28, 1994 the Company had available aggregate credit agreement facilities of $150,000,000. During 1994, the credit agreements were renewed and now expire in 1997. No amounts were outstanding at February 28, 1994 under these credit agreement facilities.

          Effective as of January 1, 1993, as described more fully in Note 1(a) of Notes to Consolidated Financial Statements, the Company adopted SFAS 106 (postretirement benefits), SFAS 109 (income taxes), SFAS 112 (postemployment benfits), SFAS 113 (reinsurance) and EITF 93-6 (retrospectively rated reinsurance agreements). Although adoption of these statements resulted in an aggregate credit of $129,195,000 being reported as an element of net income for 1993 and an increase in shareholders' equity of $138,605,000, adoption of such statements will not affect cash flows, actual income taxes paid or the actual utilization of the Company's substantial tax loss carryforwards. However, adoption of SFAS 109 is likely to increase reported provisions for income taxes in most periods.

          In addition, as of December 31, 1993, the Company adopted SFAS
     115. SFAS 115 requires that most securities, other than those meeting the requirements for classification as "held-to-maturity," be carried on the consolidated balance sheet at market value, either through an adjustment to earnings (if classified as "trading securities") or through shareholders' equity (if classified as "available for sale"). The Company has classified substantially all of its investment portfolio as "available for sale," which resulted in an increase of shareholders' equity at December 31, 1993 of approximately $49,500,000. The Company believes SFAS 115 will result in substantial fluctuations in reported shareholders' equity, but is unlikely to have a material effect on results of operations. For additional information with respect to the changes in accounting principles, see "Results of Operations," below and Notes to Consolidated Financial Statements.

          During 1992, the Company concluded that the profitability of its existing SPDA and SPWL business was unlikely to achieve acceptable operating results in the future. Accordingly, principally starting in the fourth quarter of 1992, the Company offered certain of its existing SPDA policyholders the opportunity to exchange their policies for SPDA policies of an unrelated insurer and entered into a reinsurance agreement (which closed in stages in 1992 and 1993) to reinsure certain blocks of SPDA business with a second unrelated insurer. In connection with the 1993 SPDA closing (which involved reinsurance of policies with account balances of approximately $47,187,000 on the date of closing in 1993), there was no significant net gain or loss. The Company is maximizing the return on any remaining SPDA policies by reducing crediting rates to the minimum permitted. As a result, the Company believes that a substantial portion of the remaining SPDA policyholders will terminate their policies over a period of time.

          On June 23, 1993, the Company reinsured substantially all of its existing blocks of SPWL business with a subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). In connection with the transaction, the Company realized a net pre-tax gain of approximately $16,700,000. Such net pre-tax gain consists of net gains on sales of investments sold in connection with the transaction (approximately $24,100,000), which are included in the caption "Net securities gains," reduced by a net loss of approximately $7,400,000 (principally the write-off of deferred policy acquisition costs of approximately $26,900,000 less the premium received on the transaction), which is included in the caption "Provision for insurance losses and policy benefits." Further, the Company may receive additional consideration based on the subsequent performance of this block of business. For financial reporting purposes, the Company will reflect the policy liabilities assumed by John Hancock (in policy reserves), with an offsetting receivable from John Hancock of the same amount (in reinsurance receivable, net), until the Company is relieved of its legal obligation to the SPWL policyholders.

          During the first quarter of 1994, the Company and an equal partner agreed to acquire a 60% interest in Caja de Ahorro y Seguro S.A. ("Caja") for a purchase price of approximately $85,000,000, subject to final adjustment. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. Caja has (unaudited) assets in excess of approximately $500,000,000. Reliable historical operating data for Caja is not available. The Company believes that Caja will not constitute a "significant subsidiary."

          On August 16, 1991, the Company acquired CPG. As described in "Results of Operations," CPG has operated profitably and has been a substantial contributor to the Company's performance. Prior to the acquisition of CPG, particularly in 1989 and 1990, the property and casualty insurance operations of CPG had provided significant additional amounts for losses. At December 31, 1991, the Company stated it believed that the reserves established for the Colonial Penn P&C Group were adequate, including amounts applicable to the Special Risks business. Since acquisition, the claims and settlement experience of the acquired business has been satisfactory and the Company continues to believe (in part based on the recent report of an independent consulting actuary) that the reserves established for the Colonial Penn P&C Group, including the Special Risks business and amounts that may be assessed by California and New Jersey, are adequate.

          The Company records trading stamp revenues and provides for the cost of redemptions at the time trading stamps are furnished to licensees. A liability for unredeemed trading stamps is estimated based on the cost of merchandise, cash and related redemption service expenses required to redeem the trading stamps which are expected to be presented for redemption in the future. The Company periodically reviews the appropriateness of the estimated redemption rates based upon recent experience, statistical evaluations and other relevant factors. At December 31, 1993 and 1992, the liability for unredeemed trading stamps reflected in the Company's consolidated balance sheet was $58,541,000 and $74,964,000, respectively. The most recent statistical studies of trading stamp redemptions have indicated that the historical pattern of redemptions has changed and that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. The amount of this excess may be different than indicated by these studies. Accordingly, the Company is amortizing the aggregate apparent excess over a five year period (starting in 1990 with respect to approximately $34,000,000 of such apparent excess and in 1991 with respect to approximately $28,000,000 of such apparent excess). Based upon the latest studies, the unamortized apparent excess was approximately $17,067,000 at December 31, 1993. The Company will continue to monitor current redemptions and estimates of ultimate redemptions.

          The government of El Salvador and representatives of the Company had previously reached agreement as to the amount to be paid for the assets of an electric utility in El Salvador in which the Company had an interest. Pursuant to such agreement, on March 30, 1993, the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. The gain recognized during 1993 was not material. As a result of receiving required prepayments and the sale of the bonds, the Company will report a pre-tax gain of approximately $8,458,000 in the first quarter of 1994.

          In connection with the formation of JII on June 1, 1988, John W. Jordan II, a director and significant shareholder of the Company, acquired from the Company most of the Company's direct interest in JII in exchange for a zero coupon note which matured in 1993. On June 1, 1993 Mr. Jordan delivered to the Company 224,175 of the Company's Common Shares valued at $8,294,000 (the maturity value of the zero coupon note) as payment in full of the zero coupon note. The Common Shares were valued at $37.00 per share, the closing price of a Common Share on the New York Stock Exchange Composite Tape on May 24, 1993, the last full trading day prior to the authorization by the Company's Board of Directors of the agreement.

          The Company is to receive the residual interest in CLIC and Credit from the Wisconsin Insurance Commissioner without additional consideration. The Company estimates that the value of the net tangible assets of such companies to the Company was approximately $32,800,000 in excess of their carrying amount at December 31, 1993. The underlying assets of such companies are principally invested in high quality interest earning securities. The timing for receipt of such assets is uncertain.

          During 1993 and 1992, the property and casualty insurance industry suffered unprecedented losses from natural disasters, principally Hurricane Andrew in 1992 and snow storm and fire related losses in 1993. The Company's insurance subsidiaries also suffered certain of such losses, although as described below in "Results of Operations," reinsurance reduced the economic loss to the Company related to Hurricane Andrew. However, as a result of the industry's losses, the Company has seen a notable decrease in the availability of catastrophe reinsurance at reasonable rates, particularly at low levels of deductibility. Although the reinsurance programs were completed at acceptable upper loss limits (albeit at a somewhat increased cost), the insurance subsidiaries have been unable to obtain previous levels of deductibility at reasonable cost. Accordingly, for 1994 and 1993 the Company has increased its retention of lower level losses to $11,000,000. In 1992, the Company did not incur losses in excess of its maximum reinsurance. Further, the Company did not incur catastrophic losses in excess of its retained limits in 1993 and to date in 1994. In January 1994, Los Angeles experienced severe earthquakes. As a result, the Company suffered losses estimated at approximately $7,000,000 to $10,000,000. In addition, severe winter storms in 1994 resulted in unusually high losses.

          New Jersey's insurance laws require all automobile insurers to share in the losses of the MTF based on their depopulation share of the JUA, as set by the New Jersey Department of Insurance. Although the amount of the MTF deficit has not yet been finalized, based on certain current estimates of the MTF deficit (which are subject to change), the Colonial Penn P&C Group would be assessed approximately $11,100,000. While the New Jersey Insurance Department has adopted regulations which would permit an insurer, with the approval of the Insurance Department, to recover amounts paid to the MTF through surcharges to policyholders, there can be no assurance that the Colonial Penn P&C Group would be permitted to surcharge its policyholders for all or even part of any future deficit assessment. The Colonial Penn P&C Group has provided for its portion of the estimated MTF losses.

          The NAIC has adopted a model law incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies, although the model law is not intended to apply to property and casualty insurance companies until year end 1994 financial statements are available. Generally, RBC is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in the business. The RBC formula will be used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. The RBC ratios of the Company's insurance subsidiaries as of December 31, 1993 were substantially in excess of the minimum requirements.

          The Company and certain of its subsidiaries including Phlcorp and its subsidiaries, have substantial loss carryforwards and other tax attributes (see Note 13 of Notes to Consolidated Financial Statements). The amount and availability of tax loss carryforwards are subject to certain qualifications, limitations and uncertainties, including, with respect to Phlcorp and its subsidiaries, tax sharing payments pursuant to a tax settlement agreement with the Internal Revenue Service and the Department of Justice. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of these carryforwards which could reduce their value to the Company, the Company's shareholders, at a special meeting held on December 30, 1992, imposed certain charter restrictions which generally restrict the ability of a person or entity from accumulating five percent or more of the Common Shares and the ability of persons or entities now owning at least five percent of the Common Shares from acquiring additional Common Shares. Upon implementation of SFAS 109, the Company recognized as an asset (net of reserves) certain of the benefits of such loss carryforwards and other tax attributes.
     However, the amount of the asset recognized only reflects the minimum Phlcorp tax loss carryforwards and assumes that certain proposed regulations affecting the use of Phlcorp's tax loss carryforwards are finalized without significant change. As described in the accompanying financial statements, significant additional amounts may be available under certain circumstances.

          The Company's fixed maturity investments are generally "investment grade" or U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than "investment grade" securities have been made from time to time. The Company believes that it provides for potential losses on its investments upon early indications that a decline in the market value of a particular security may be other than temporary. The cost and market/carrying value of the Company's investments in "non-rated" or less than "investment grade" rated securities was approximately $40,218,000 and $48,351,000 at December 31, 1993, respectively. At
     December 31, 1993, less than 1% of the insurance subsidiaries fixed maturity investment portfolio was rated by Moody's and/or S&P as less than "investment grade" or was not rated.

          The Company continuously evaluates its existing operations and investigates possible acquisitions of new businesses and dispositions of businesses in order to maximize its ultimate economic value to shareholders. Accordingly, while the Company does not have any material arrangement, commitment or understanding with respect thereto, except as described in this Report, further acquisitions, divestitures, investments and changes in capital structure are possible. The Company also believes based on discussions with commercial and investment bankers that it has the ability to raise significant additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities.

          Parent.  Leucadia National Corporation (the "Parent") is a
          ------
     holding company whose assets principally consist of the stock of its several direct subsidiaries. As described below, its principal sources of funds are derived from its available cash resources, bank borrowings, public financings, repayment of advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and expenses of its corporate offices.

          The Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its wholly owned subsidiaries. These borrowings have primarily been made on an unsecured basis from banks through various credit agreement facilities and term loans, and through public financings. As noted above, during 1993, the Company issued an aggregate of $200,000,000 principal amount of senior debt securities and subordinated convertible debt securities in underwritten public offerings. Although the Company had no specific use for such funds (the proceeds of the offerings were principally invested on a temporary basis), the Company believes that it was prudent to borrow long term funds at rates that were historically attractive. As a result of these offerings and other sources of funds, at February 28, 1994, the Company and its wholly owned non-regulated subsidiaries had cash and temporary investments of approximately $204,000,000.

          There are no restrictions on distributions from the wholly owned non-regulated subsidiaries and therefore all cash available to these subsidiaries (including proceeds from sales of their investments in marketable securities) is available to the Parent. At December 31, 1993, a maximum of approximately $50,590,000 was available to the Parent as dividends from the regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from such regulated subsidiaries. The Parent (and Phlcorp) also receive tax sharing payments from their subsidiaries included in consolidated tax returns, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent (and Phlcorp) and current interest deductions, the amount paid by the Parent (and Phlcorp) for income taxes is substantially less than tax sharing payments received from the subsidiaries. In addition, the Company believes significant amounts are available from the regulated and non-regulated entities for services provided by the Parent. The Parent also has borrowed short-term funds from time to time from its regulated subsidiaries (as permitted by applicable regulations), although no amounts were outstanding at December 31, 1993 and no amounts were borrowed to date in 1994. Furthermore, as previously noted, the Parent has recently renewed its credit agreements which provide for aggregate credit agreement facilities of $150,000,000. No significant amounts were borrowed in 1993 or to date in 1994 under such agreements.

     RESULTS OF OPERATIONS

          CPG is included in results of operations from its date of acquisition, August 16, 1991. For the year ended December 31, 1992, CPG contributed revenues of approximately $836,552,000 (including net gains on sales of securities of approximately $23,543,000) and contributed approximately $131,757,000 to consolidated pre-tax income (exclusive of financing costs). For the period from August 16, 1991 to December 31, 1991, CPG contributed revenues of approximately $359,088,000 (including net gains on sales of securities of approximately $16,323,000) and contributed approximately $59,995,000 to consolidated pre-tax income (exclusive of financing costs). Due to changes in the Company's insurance operations it is not practicable to provide meanful comparable information for CPG for 1993. Except as disclosed herein, the material changes in results of operations for the year ended December 31, 1992 compared to the preceding year result from the acquisition of CPG.

          Premium receipts on investment oriented products of the life insurance subsidiaries (which are not reflected as revenues) were approximately $88,312,000 in 1993, $68,035,000 in 1992 and $43,164,000
     in 1991. The principal investment oriented product sold during the three year period ended December 31, 1993 was a tax-advantaged VA product marketed directly to consumers. Increases in premium receipts in 1993 and 1992 may in part result from Federal tax law changes anticipated in 1992 and enacted in 1993. Substantially all other life insurance earned premiums relate to the CPG operations.

          Earned premium revenues of the life and health insurance operations were approximately $181,800,000 for 1993 compared to $233,700,000 for 1992. The decrease reflected the termination of certain assumed life and health reinsurance contracts which had revenues of approximately $28,750,000 for 1992 and minimal profitability (except for termination gains of approximately $6,200,000 recognized in 1992). In addition, earned premium revenues decreased as a result of the run-off of the agent sold medicare supplement business, which the Company ceased marketing at December 31, 1992 due to inadequate profitability.

          During 1993, based on its experience since acquisition, the Company concluded that it would be able to generate significant new premiums for its Graded Benefit Life business at acquisition cost levels that result in adequate profitability. Accordingly, starting in 1993, the Company increased its marketing efforts with respect to this product.

          Earned premium revenues and commissions of the property and casualty insurance operations of the Empire Group were approximately $259,400,000 in 1993, $243,100,000 in 1992 and $210,700,000 in 1991.
     The increases (as compared to the preceding year) are principally due
     to increases in certain premium rates        (4.3% in 1993 and 6.2% in
     1992) and increased premium volume (2.4% in 1993 and 9.2% in 1992).

          Earned premium revenues of the Colonial Penn property and casualty insurance operations were approximately $452,600,000 in 1993 and $456,000,000 in 1992. Earned premiums in 1993 reflect an increase in involuntary auto insurance resulting from assigned risk business. The 1993 decline in other business was anticipated and is principally the result of the substantial reduction in marketing costs incurred prior to acquisition, which the Company believes were not justified by prior operating results. As described more fully elsewhere herein, the Colonial Penn property and casualty insurance operations are using other means to market their products. The Company believes its present marketing efforts have resulted in new business which to some degree offsets the normal attrition of existing business. The Company believes that it is likely that new business generated in 1994 will be greater than business lost through normal attrition, although there can be no assurance that this will be achieved.

          Manufacturing revenues and cost of goods sold in 1993 and 1992 increased slightly from amounts from the preceding year. Manufacturing gross profit was substantially unchanged in 1993 and lower in 1992 than 1991. The decline in 1992 was due to certain manufacturing inefficiencies and start up costs associated with the Company's new bathroom vanity manufacturing facility, under-utilization of facilities in part due to general unfavorable economic conditions and pricing pressures. These inefficiencies contributed to the manufacturing operations having a small loss in 1991 and a substantially larger loss in 1993 and 1992. Although the new manufacturing plant decreased its inefficiencies in 1993, the plant continues to operate at unacceptable efficiency levels. During 1993, the Company instituted actions that it believes should improve efficiency to acceptable levels in 1994 and 1995, although there can be no assurance as to that effect.

          Trading stamps revenues were lower in 1993 and 1992 than the preceding year principally due to the loss of business of certain customers. The Company believes the historical decline in usage of trading stamps will continue. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of stamps issued in each of 1993, 1992 and 1991 ultimately will be redeemed. The gross profit rate was higher in 1992 than in 1991 principally due to lower merchandise costs. In early 1993, the Company contributed the net assets of its motivation services business to a new joint venture formed with an unrelated motivation services company in exchange for a 45% equity interest in the joint venture. The joint venture is recorded on the equity basis of accounting. Results of operations of the motivation services business have historically not been significant and are not expected to be significant in the future.

          Finance revenues reflect the level of consumer instalment loans. In 1992 the Company sold at a profit substantially all of its consumer loan development offices, which had aggregate consumer instalment loans at the time of sale of approximately $68,500,000. As expected, the operating profit applicable to this segment increased in 1993 as the offices sold in 1992 operated at a loss. Based on its experience since 1988 in providing automobile collateralized loans to individuals with poor credit histories, during 1993 the Company concluded that there were excellent opportunities for successful expansion of this business. Accordingly, on a controlled basis, the Company increased its investment in such loans. Such loans approximated $73,321,000 at December 31, 1993 and $47,890,000 at December 31, 1992. The Company expects to further increase such loans in 1994.

          Investment and other income decreased in 1993 compared to 1992. The decrease was the result of a lower level of investments due to disposition of the SPWL and SPDA business and lower interest rates. Exclusive of CPG, investment and other income decreased in 1992 compared to 1991. The investment earnings of the non-CPG insurance subsidiaries were lower in 1992 compared to the prior year in part due to a reduction in Charter's investment portfolio to fund a substantial portion of the CPG purchase price. The estimated average yield to maturity of bonds and notes in the Company's investment portfolio was lower at December 31, 1993 and 1992 than at the preceding year end. The decreased yield resulted in part from the reinvestment of sales proceeds at the generally prevailing lower interest rates. Further, other income in 1991 includes approximately $9,359,000 related to the resolution of certain pre-acquisition contingencies related to Cambrian, a consolidated subsidiary. The $12,981,000 gain in 1993 from the sale of a portion of the investment in Bolivian Power and the $12,128,000 gain in 1992 from sale of the consumer loan development offices is reflected in other income.

          Net securities gains (losses) in each of the three years ended December 31, 1993 were as follows (in thousands):



                                                         1993        1992        1991
                                                         ----        ----        ----
      Net gains on fixed maturities:
        Resulting in additional provision
         for policyholder benefits                     $ 6,800    $  2,700    $  8,800
        Resulting in increase in amortization
         of deferred policy acquisition costs           24,100      11,230        -
        Other                                           19,352      51,797      26,103
                                                       -------    --------    --------
                                                        50,252      65,727      34,903
      Provision for write-down of investments
       in certain fixed maturity investments            (2,000)    (19,677)     (7,783)
      Provision for write-down of investments
       in certain equity and other securities             -           (364)       (757)
      Net unrealized holding loss on trading
       securities                                         (685)       -           -
      Gain on sale of investment in Molins PLC            -           -         18,437
      Net gains on equity and other securities           4,356       6,092       5,591
                                                       -------    --------      ------
                                                       $51,923    $ 51,778    $ 50,391
                                                       =======    ========    ========

          The proceeds from sales of investments were primarily reinvested at the generally lower prevailing interest rates. Since these reinvestment rates were, in certain instances, lower than had previously been expected on certain fixed rate annuity policies issued by the life insurance subsidiaries, in 1993 and 1991 the Company provided approximately $6,800,000 and $8,800,000, respectively, which is included in results of operations under the caption, "Provision for insurance losses and policy benefits." In 1992, as a result of realizing securities gains and reinvestment of sales proceeds at the lower prevailing interest rates, and securities gains realized in connection with the termination or transfer of the SPDA business, the Company recalculated and eliminated deferred policy acquisition costs applicable to certain of its investment oriented products (including the SPDA policies), reviewed the expected and required return on certain fixed income products and, as a result, provided additional reserves of approximately $13,900,000, which is included in the caption "Provision for insurance losses and policy benefits" in 1992 results of operations. These reinvestment risks do not apply to the Company's currently offered variable investment oriented products.

          The provision for insurance losses and policy benefits of the life and health operations decreased in the 1993 period compared to the 1992 period, principally due to lower earned premiums and insurance in force, (including the SPDA and SPWL business that was sold in late 1992 and 1993). However, the provision for insurance losses and policy benefits of the life and health operations for 1993 includes a net loss of approximately $7,400,000 (principally the write-off of deferred policy acquisition costs less the premium received) applicable to the SPWL business sold to John Hancock and additional provisions of approximately $6,800,000 applicable to certain fixed rate policies due to realization of securities gains and reinvestment of proceeds at the lower prevailing interest rates, as described more fully above.

          The provision for insurance losses and policy benefits of the life and health operations exclusive of CPG increased in 1992 compared to 1991 principally due to the growth in earned premiums and the additional amounts provided by the life insurance subsidiaries as a result of the realized securities gains described above. Further, the spread between amounts credited to policyholders by the life insurance subsidiaries and amounts earned on investments was reduced in 1992 as compared to 1991. As a result of the termination of certain reinsurance arrangements by the life insurance subsidiaries, approximately $6,200,000, representing amounts provided for policyholder benefits that were no longer required, is reflected as a reduction in the provision for insurance losses and policy benefits for 1992.

          The Company's property and casualty insurance operations combined ratios as determined under GAAP and SAP were as follows:

     Year ended December 31,                   GAAP          SAP
                                              ------       ------
      1993                                    96.9%       93.7%
                                               1992      101.7%102.8%
                                               1991      102.1%103.3%

          For the Colonial Penn P&C Group, the severity of personal automobile claims was substantially more favorable in 1993 than in 1992 and the frequency of such claims was substantially more favorable in 1992 than in the prior year. The Company believes this experience reflects its improved underwriting procedures, emphasis on over 50 year old insureds and prior rate increases. In addition, the combined ratio and the provision for losses applicable to the property and casualty operations for 1993 were favorably affected due to settlement of prior years' claims at amounts less than had been provided. The overall loss experience of the Empire Group's property and casualty insurance subsidiaries was less favorable in 1992 than in 1991 primarily as a result of unfavorable loss experience in automobile lines and an approximately $3,000,000 retroactive assessment for a workers' compensation fund. The Company believes that as a result of the reduction in claims outstanding for the Colonial Penn P&C Group, there will be a reduced positive effect on future results of operations from settlement of claims at less than amounts previously provided in spite of providing loss reserves on current operations at very conservative levels.

          The provision for insurance losses and policy benefits in 1993 and 1992 (including CPG) also includes catastrophe losses (net of reinsurance recoveries in 1992) estimated at an aggregate of approximately $10,900,000 in 1993 and $12,300,000 in 1992 (including amounts related to Hurricane Andrew in 1992). In addition, in 1992, the Company provided approximately $1,000,000 to reinstate certain reinsurance coverage which was exhausted in connection with Hurricane Andrew.

          Interest expense principally reflects the level of external borrowings outstanding during the period and, in each year compared to the preceding year, the effect of lower interest rates. Interest expense in 1992 also reflects a lower level of intercompany borrowings from Phlcorp during 1992, which resulted in increased interest charges of approximately $4,880,000 in 1992 compared to 1991. Additionally, interest expense reflects the level of Deposits at AIB and the ILCs. Generally, interest rates on Deposits are lower than on other available funds. Interest on Deposits was approximately $9,001,000 in 1993, $11,954,000 in 1992 and $15,138,000 in 1991. The Company
     estimates that in 1993, the interest expense on its borrowings which were invested in temporary investments exceeded interest earned by approximately $2,500,000.

          Selling, general and other expenses in 1991 includes costs applicable to development by the trading stamps subsidiary of a database marketing program of approximately $8,237,000 (including close down costs). In 1991 the Company discontinued development of the program due to a lack of acceptance by food manufacturers.

          Minority interest in 1992 and 1991 was principally applicable to the Phlcorp Minority Interest. On December 31, 1992, the Company acquired the Phlcorp Minority Interest in exchange for approximately 4,408,000 Common Shares.

          Income before income taxes and the effects of accounting changes was $176,868,000 in 1993, $143,553,000 in 1992 and $95,030,000 in
     1991. The amount for 1993 was the highest in the history of the Company.

          The provision for income taxes for 1993 was calculated under SFAS 109 which does not reflect the benefit from utilization of tax loss carryforwards. The provisions for income taxes for 1992 and 1991 have been reduced for the benefit from utilization of tax loss carryforwards. The provision for income taxes for 1993 was reduced by approximately $8,315,000 as a result of tax law changes and a reduction in the valuation allowance applicable to certain deferred tax assets. The Company estimates that if the 1993 tax provision had been calculated as it was in 1992 and 1991, such provision would have been lower by, and net income (exclusive of amounts applicable to changes in accounting principles) would have been higher by approximately $42,614,000 (or $1.46 per primary earnings per share and $1.38 per fully diluted earnings per share).

          The provisions for income taxes for 1992 and 1991 principally consist of state income taxes, the federal alternative minimum income tax, federal income taxes applicable to the life insurance subsidiaries which cannot utilize the Company's tax loss carryforwards and United Kingdom income taxes applicable to Cambrian. The 1991 provision reflects credits of approximately $5,400,000, resulting from the favorable outcome of certain prior years' United Kingdom income tax matters. As noted above, the tax provisions for 1992 and 1991 reflect the benefit from utilization of accounting and tax loss carryforwards, including capital loss carryforwards.

          The number of shares used to calculate primary earnings per share was 29,270,000, 24,435,000 and 23,704,000 for 1993, 1992 and 1991,
     respectively. The number of shares used to calculate fully diluted earnings per share was 30,743,000, 24,516,000 and 23,916,000 for 1993,
     1992 and 1991, respectively. The increase in 1993 was principally caused by the acquisition of the Phlcorp Minority Interest and, with respect to fully diluted per share amounts, the effect of the assumed conversion of the 5 1/4% Convertible Debentures. The increase in the number of shares utilized in calculating per share amounts in 1992 compared to 1991 was principally caused by the exercise of options to purchase common shares and the increase in the market price per common share.

     Item 8.        Financial Statements and Supplementary Data.
     ------         -------------------------------------------
            Financial Statements and supplementary data required by this
     Item 8 are set forth at the pages indicated in Item 14(a) below.

     Item 9.        Disagreements on Accounting and Financial Disclosure.
     ------         ----------------------------------------------------
            Not applicable.

                                    PART III

     Item 10.   Directors and Executive Officers of the Registrant.
     -------    --------------------------------------------------
                The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934
     Act in connection with the 1994 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference.
     In addition, reference is made to Item 10 in Part I of this Report.

     Item 11.   Executive Compensation.
     -------    ----------------------
                The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

     Item 12.   Security Ownership of Certain Beneficial Owners and Management.
     -------    --------------------------------------------------------------
                The information to be included under the caption "Present Beneficial Ownership of Common Shares" in the Proxy Statement is incorporated herein by reference.

     Item 13.   Certain Relationships and Related Transactions.
     -------    ----------------------------------------------
                The information to be included under the caption "Executive Compensation - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K.
                 ----------------------------------------

          (a)(1)(2) Financial Statements and Schedules.
                    ----------------------------------
                    Report of Independent Certified Public
                      Accountants  . . . . . . . . . . . . . . .   F-1
                    Financial Statements:
                    Consolidated Balance Sheets at
                      December 31, 1993 and 1992 . . . . . . . .   F-2
                    Consolidated Statements of Income
                      for the years ended December 31,
                      1993, 1992 and 1991  . . . . . . . . . . .   F-3
                    Consolidated Statements of Cash
                      Flows for the years ended
                      December 31, 1993, 1992 and 1991 . . . . .   F-4
                    Consolidated Statements of Changes
                      in Shareholders' Equity for the
                      years ended December 31, 1993, 1992
                      and 1991 . . . . . . . . . . . . . . . . .   F-6
                    Notes to Consolidated Financial
                      Statements . . . . . . . . . . . . . . . .   F-7

                    Financial Statement Schedules:
                    Schedule I - Summary of Investments
                      Other Than Investments in Affiliates . . .   F-35
                    Schedule III - Condensed Financial
                      Information of Registrant  . . . . . . . .   F-37
                    Schedule V - Supplementary
                      Insurance Information  . . . . . . . . . .   F-41
                    Schedule VI - Schedule of
                      Reinsurance  . . . . . . . . . . . . . . .   F-42
                    Schedule VIII - Valuation and
                      Qualifying Accounts  . . . . . . . . . . .   F-43
                    Schedule IX - Short-Term Borrowings  . . . .   F-44
                    Schedule X - Schedule of Supplemental
                      Information for Property and
                      Casualty Insurance Underwriters  . . . . .   F-45

(3)  Executive Compensation Plans and Arrangements.
     ---------------------------------------------
     1982 Stock Option Plan, as amended August 28, 1991 (filed as Annex B to the Company's Proxy Statement dated July 21, 1992).
     1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).
     Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Ian M. Cumming (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983
        (the "1983 10-K")).
     Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Joseph S. Steinberg (filed as Exhibit 10.15 to the Company's
        1983 10-K).
     Agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.6 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K")).
     Agreement dated as of January 10, 1992 between Ian M. Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the Company's 1991 10-K).
     Agreement dated as of January 10, 1992 between Joseph S. Steinberg, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.8 to the Company's 1991 10-K).
     Agreement between Leucadia, Inc. and Ian M. Cumming, dated as of
        December 28, 1992 (filed as Exhibit 10.12(a) to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).
     Escrow and Security Agreement by and among Leucadia, Inc., Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.12(b) to the 1992 10-K).
     Agreement between Leucadia, Inc. and Joseph S. Steinberg, dated as of
        December 28, 1992 (filed as Exhibit 10.13(a) to the 1992 10-K).
     Escrow and Security Agreement by and among Leucadia, Inc., Joseph S.
        Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.13(b) to the 1992 10-K).
     Agreement made as of December 28, 1993 by and between the Company and
        Ian M. Cumming (filed as Exhibit 10.17 to this Report).
     Agreement made as of December 28, 1993 by and between the Company and
        Joseph S. Steinberg (filed as Exhibit 10.18 to this Report).
     Agreement between the Company and Ian M. Cumming dated as of December 28,
        1993 (filed as Exhibit 10.19(a) to this Report).
     Escrow and Security Agreement by and among the Company, Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.19(b) to this Report).
     Agreement between the Company and Joseph S. Steinberg, dated as of
        December 28, 1993 (filed as Exhibit 10.20(a) to this Report).
     Escrow and Security Agreement by and among the Company, Joseph S.
        Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to this Report).

          (b)           Reports on Form 8-K.
                        -------------------
                        Not applicable.

          (c)           Exhibits.
                        --------
               3.1      Restated Certificate of Incorporation (filed as
                        Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993).*

               3.2 By-laws (as amended) filed as Exhibit 4.5 to the Company's Registration Statement No. 33-57054).*

               4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

               10.1 1982 Stock Option Plan, as amended August 28, 1991 (filed as Annex B to the Company's Proxy Statement dated July 21, 1992).*

               10.2 1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).*

               10.3(a) Restated Articles and Agreement of General Partnership, effective as of February 1, 1982, of The Jordan Company (filed as Exhibit 10.3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986).*

               10.3(b) Amendments dated as of December 31, 1989 and December 1, 1990 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.2(b) to the Company's 1991 10-K).*

               10.3(c) Amendment dated as of December 17, 1992 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.3(c) to the 1992 10-K).*

               10.3(d) Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

               10.4 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Ian M. Cumming (filed as Exhibit
                        10.14 to the 1983 10-K).*

               10.5 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Joseph S. Steinberg (filed as
                        Exhibit 10.15 to the 1983 10-K).*















     ___________________

     * Incorporated by reference.

               10.6 Stock Purchase and Sale Agreement dated as of April 5, 1991, by and between FPL Group Capital Inc. and the Company (filed as Exhibit B to the Company's Current Report on Form 8-K dated August 23, 1991).*

               10.7 Agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.6 to the Company's 1991 10-
                        K).*

               10.8     Agreement dated as of January 10, 1992 between Ian
                        M. Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the Company's 1991 10-K).*

               10.9 Agreement dated as of January 10, 1992 between Joseph S. Steinberg, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.8 to the Company's 1991 10-K).*

               10.10(a) Agreement dated April 23, 1992 between AIC
                        Financial Services, Inc. (an Alabama corporation), AIC Financial Services (a Mississippi corporation) and AIC Financial Services (a South Carolina corporation) (collectively, "Seller") and Norwest Financial Resources, Inc. (filed as Exhibit 10.10(a) to the 1992 10-K).*

               10.10(b) Purchase Agreement between A.I.C. Financial
                        Services, Inc., American Investment Bank, N.A., American Investment Financial and Terracor II d/b/a AIC Financial Fund, Seller, and Associates Financial Services Company, Inc., Buyer, dated November 5, 1992 (filed as Exhibit 10.10(b) to the Company's Registration Statement No. 33-55120).*

               10.11(a) Agreement and Plan of Merger, dated as of October
                        22, 1992, by and among the Company, Phlcorp
                        Acquisition Company and PHLCORP, Inc. (filed as
                        Exhibit 5.2 to the Company's Current Report on Form 8-K dated October 22, 1992).*

               10.11(b) Amendment dated December 10, 1992, to the Merger
                        Agreement referred to in 10.11(a) above (filed as Exhibit 5.2 to the Company's Current Report on Form 8-K dated December 14, 1992).*

               10.12(a) Agreement between Leucadia, Inc. and Ian M.
                        Cumming, dated as of December 28, 1992 (filed as
                        Exhibit 10.12(a) to the 1992 10-K).*

               10.12(b) Escrow and Security Agreement by and among
                        Leucadia, Inc., Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.12(b) to the 1992 10-K).*

               10.13(a) Agreement between Leucadia, Inc. and Joseph S.
                        Steinberg, dated as of December 28, 1992 (filed as
                        Exhibit 10.13(a) to the 1992 10-K).*








     ___________________

     * Incorporated by reference.

               10.13(b) Escrow and Security Agreement by and among
                        Leucadia, Inc., Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.13(b) to the 1992 10-K).*

               10.14 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the 1992 10-K).*

               10.15 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as
                        Exhibit 10.15 to the 1992
                        10-K).*

               10.16 Reinsurance Agreement, dated as of December 31, 1991, by and between Colonial Penn Insurance Company and American International Insurance Company (filed as Exhibit 10.16 to the 1992 10-K).*

               10.17 Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming.

               10.18 Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg.

               10.19(a) Agreement between the Company and Ian M. Cumming, dated as of December 28, 1993.

               10.19(b) Escrow and Security Agreement by and among the
                        Company, Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993.

               10.20(a) Agreement between the Company and Joseph S.
                        Steinberg, dated as of December 28, 1993.

               10.20(b) Escrow and Security Agreement by and among the
                        Company, Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993.

               21       Subsidiaries of the registrant.

               23 Consent of independent certified public accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-
                        6054), Form S-8 and S-3 (File No. 33-26434), Form
                        S-8 and S-3 (File No. 33-30277).















     ___________________

     * Incorporated by reference.

               28 Schedule P of the 1993 Annual Statement to Insurance Departments of the Colonial Penn Insurance Company and Affiliated Fire & Casualty Insurers, the Empire Insurance Company, Principal Insurer, and Colonial Penn Madison Insurance Company.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEUCADIA NATIONAL CORPORATION


     March 23, 1994                By: /s/ Norman P. Kiken
                                      -------------------------
                                        Norman P. Kiken
                                        Vice President and
                                        Comptroller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

          Signature                          Title
          ---------                          -----

     /s/ Ian M. Cumming                 Chairman of the Board
     ------------------------------
     Ian M. Cumming                      (Principal Executive Officer)


     /s/ Joseph S. Steinberg            President and Director
     ------------------------------
     Joseph S. Steinberg                 (Principal Executive Officer)


     /s/ Norman P. Kiken                Vice President and Comptroller
     ------------------------------
     Norman P. Kiken                     (Principal Financial and
                                         Accounting Officer)

     /s/ Paul M. Dougan                 Director
     ------------------------------
     Paul M. Dougan


     /s/ Lawrence D. Glaubinger         Director
     ------------------------------
     Lawrence D. Glaubinger


     /s/ James E. Jordan                Director
     ------------------------------
     James E. Jordan


     /s/ John W. Jordan II              Director
     ------------------------------
     John W. Jordan II


     /s/ Jesse Clyde Nichols, III       Director
     ------------------------------
     Jesse Clyde Nichols, III

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


      To the Board of Directors of Leucadia National Corporation:


     We have audited the consolidated financial statements and the financial statement schedules of LEUCADIA NATIONAL CORPORATION and SUBSIDIARIES listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEUCADIA NATIONAL CORPORATION and SUBSIDIARIES as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As more fully discussed in Note 1 to the consolidated financial statements, in 1993, the Company changed its method of accounting for Income Taxes, Postretirement Benefits Other than Pensions, Postemployment Benefits, Re-insurance of Short-Duration and Long-Duration Contracts, Multiple-Year Retrospectively Rated Contracts, and Certain Investments in Debt and Capital Securities, all as set forth in various pronouncements of the Financial Accounting Standards Board and the Emerging Issues Task Force.



                                             COOPERS & LYBRAND


     New York, New York
     March 17, 1994

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     December 31, 1993 and 1992
     (Dollars in thousands, except par value)



                                                           1993                  1992
                                                           ----                  ----
      ASSETS
      ------
      Investments                                      $2,697,970           $2,701,025
      Cash and short-term investments                     291,414              670,599
      Reinsurance receivable, net                         462,671               10,553
      Trade, notes and other receivables, net             390,394              326,454
      Prepaids and other assets                           161,441              174,844
      Property, equipment and leasehold
       improvements, net                                   99,741              103,545
      Deferred policy acquisition costs
       and value of insurance in force                     55,410               78,895
      Deferred income taxes                               114,001                 -
      Separate and variable accounts                      335,357              215,988
      Investments in associated companies                  80,873               48,677
                                                       ----------           ----------
            Total                                      $4,689,272           $4,330,580
                                                       ==========           ==========
      LIABILITIES
      -----------
      Customer banking deposits                        $  173,365           $  186,339
      Trade payables and expense accruals                 164,533              131,122
      Other liabilities                                   110,396              113,244
      Income taxes payable                                 40,378               27,790
      Policy reserves                                   2,105,408            2,390,219
      Unearned premiums                                   380,260              339,634
      Separate and variable accounts                      334,636              213,492
      Liability for unredeemed trading stamps              58,541               74,964
      Debt, including current maturities                  401,335              225,588
                                                       ----------            ---------
            Total liabilities                           3,768,852            3,702,392
                                                       ----------           ----------
      Minority interest                                    12,564               10,027
                                                       ----------           ----------
      SHAREHOLDERS' EQUITY
      --------------------
      Common shares, par value $1 per share, authorized
       150,000,000 and 60,000,000 shares; 27,897,023 and
       27,944,535 shares issued and outstanding, after
       deducting 30,260,664 and 29,978,256 shares held
       in treasury                                         27,897               27,945
      Additional paid-in capital                          125,013              123,656
      Net unrealized gain on investments                   49,912                    9
      Retained earnings                                   705,034              466,551
                                                       ----------           ----------
            Total shareholders' equity                    907,856              618,161
                                                       ----------           ----------
            Total                                      $4,689,272           $4,330,580

                                                       ==========           ==========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
     For the years ended December 31, 1993, 1992 and 1991

                                                                1993                1992                    1991
                                                                ----                ----                    ----
                                                                     (In thousands, except per share amounts)
         Revenues:
           Insurance revenues and commissions               $  893,850           $  932,943            $  517,284
           Manufacturing                                       173,638              168,687               161,420
           Trading stamps                                       23,827               29,339                34,607
           Motivation services                                    -                  63,336                58,935
           Finance                                              33,587               39,580                37,690
           Investment and other income                         231,233              287,352               226,421
           Net securities gains                                 51,923               51,778                50,391
                                                            ----------            ---------             ---------
                                                             1,408,058            1,573,015             1,086,748
         Expenses:
           Provision for insurance losses and
            policy benefits                                    789,752              896,673               558,127
           Insurance commissions                                 6,609               13,327                 4,883
           Cost of goods sold:
            Manufacturing                                      122,815              119,742               110,228
            Trading stamps                                       1,252                1,421                 5,971
            Motivation services                                   -                  46,653                42,658
           Interest                                             39,465               38,507                36,925
           Salaries                                             83,179               97,758                66,954
           Selling, general and other expenses                 185,713              191,886               150,517
           Minority interest                                     2,405               23,495                15,455
                                                            ----------           ----------             ---------
                                                             1,231,190            1,429,462               991,718
                                                            ----------           ----------             ---------
           Income before income taxes and
            cumulative effects of changes
            in accounting principles                           176,868              143,553                95,030
         Provision for income taxes:                        ----------            ---------             ---------
           Currently payable                                    25,355               12,946                   200
           Applied to deferred taxes                            35,254                 -                     -
                                                            ----------            ---------             ---------
                                                                60,609               12,946                   200
                                                            ----------            ---------             ---------

           Income before cumulative effects of
            changes in accounting principles                   116,259              130,607                94,830
         Cumulative effects of changes in
          accounting principles                                129,195                 -                     -
                                                            ----------            ---------             ---------

                 Net income                                 $  245,454            $ 130,607             $  94,830
                                                            ==========            =========             =========

         Earnings per common and dilutive common
          equivalent share:
           Income before cumulative effects of
            changes in accounting principles                     $3.97                $5.35                 $4.00
           Cumulative effects of changes in
            accounting principles                                 4.41                  -                     -
                                                                 -----                -----                 -----

               Net income                                        $8.38                $5.35                 $4.00
                                                                 =====                =====                 =====

         Fully diluted earnings per common share:
           Income before cumulative effects of
            changes in accounting principles                     $3.89                $5.33                 $3.97
           Cumulative effects of changes in
            accounting principles                                 4.20                  -                     -
                                                                 -----                -----                 -----

               Net income                                        $8.09                $5.33                 $3.97
                                                                 =====                =====                 =====

                       The accompanying notes are an integral part of these
                                 consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended December 31, 1993, 1992 and 1991

                                                                         1993                 1992                1991
                                                                         ----                 ----                ----
                                                                                       (Thousands of dollars)
         Net cash flows from operating activities:
         ----------------------------------------
         Net income                                                 $   245,454          $   130,607           $    94,830
         Adjustments to reconcile net income to net
          cash provided by (used for) operations:
          Cumulative effects of changes in accounting
           principles                                                  (129,195)                -                     -
          Benefit from utilization of tax loss
           carryforwards applied to reduce SFAS 109
           deferred tax asset                                            35,254                 -                     -
          Depreciation and amortization of property,
           equipment and leasehold improvements                          16,378               16,825                13,876
          Other amortization                                            113,450               78,395                39,742
          Provision for doubtful accounts                                 6,754                9,437                13,115
          Net securities (gains)                                        (51,923)             (51,778)              (50,391)
          (Gain) on reinsurance transaction with John
           Hancock (exclusive of security gains and
           write-off of deferred policy acquisition
           costs)                                                       (19,456)                -                     -
          (Gain) on sale of loan development offices                       -                 (12,128)                 -
          Equity in loss of associated companies                          2,064                1,891                   722
          (Gain) related to Bolivian Power                              (12,981)                -                     -
          Purchases of investments classified as trading                (77,333)                -                     -
          Proceeds from sales of investments classified
           as trading                                                    38,118                 -                     -
          Net change in reinsurance receivable                           52,356                 -                     -
          Net change in trade, notes and other
           receivables                                                  (55,877)               2,071                (8,780)
          Net change in prepaids and other assets                       (49,258)             (27,902)              (10,168)
          Deferred policy acquisition costs incurred and
           deferred                                                     (81,746)             (77,448)              (56,058)
          Net change in trade payables and expense
           accruals (the decrease in 1992 principally
           relates to a prior reinsurance transaction)                   18,295             (101,508)               61,823
          Net change in other liabilities                                (3,954)             (12,584)                5,100
          Net change in income taxes                                      8,195                3,888                 1,386
          Net change in policy reserves                                 (56,327)              (8,850)               18,177
          Net change in unearned premiums                                35,020               31,007               (49,748)
          Decrease in liability for unredeemed trading
           stamps                                                       (16,423)             (19,095)              (16,514)
          Cash related to reinsurance transaction with
           John Hancock                                                (510,698)                -                     -
          Minority interest                                               2,405               23,495                15,455
          Other                                                           1,701                  730                 1,214
                                                                    -----------          -----------           -----------
              Net cash provided by (used for) operating
             activities                                                (489,727)             (12,947)               73,781
                                                                    -----------          -----------           -----------
         Net cash flows from investing activities:
         ----------------------------------------
         Acquisition of property, equipment and
          leasehold improvements                                        (19,368)             (27,351)              (27,869)
         Proceeds from disposals of property,
          equipment and leasehold improvements                            5,760                7,034                 9,128
         Cash related to acquisition of certain
          companies, net                                                   -                  (1,711)              116,456
         Collections on notes receivable and policy loans                   438                  341                 1,157
         Advances on loan receivables                                  (132,324)            (114,168)             (125,658)
         Principal collections on loan receivables                       95,535              108,912               109,120
         Proceeds from sales of instalment loan
          receivables                                                      -                  78,096                  -
         Purchases of investments (other than short-
          term)                                                      (1,582,856)          (2,650,517)           (1,558,791)
         Proceeds from maturities of investments                        471,440              642,723               276,846
         Proceeds from sales of investments                           1,219,509            2,447,450             1,258,744
                                                                    -----------          -----------           -----------
             Net cash provided by investing activities                   58,134              490,809                59,133
                                                                    -----------         ------------           -----------
                                                                                         (continued)

                       The accompanying notes are an integral part of these
                                 consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
     For the years ended December 31, 1993, 1992 and 1991




                                                                      1993                 1992                        1991
                                                                      ----                 ----                        ----
                                                                                      (Thousands of dollars)
 Net cash flows from financing activities:
 ----------------------------------------
 Net change in credit agreement and other
  short-term borrowings                                          $   (5,678)          $  (79,893)                 $  (20,574)
 Net change in customer banking deposits                            (12,817)              (8,117)                     18,860
 Net change in policyholder account balances                        (95,554)            (220,888)                     47,331
 Issuance of long-term debt, net of issuance
  costs                                                             194,157              130,640                      35,080
 Reduction of long-term debt                                        (18,237)             (63,433)                    (10,251)
 Purchase of warrants to acquire common shares                          -                (14,700)                        -
 Exercise of PHLCORP, Inc. warrants                                     -                    -                        14,782
 Purchase of common shares for treasury                              (2,492)              (2,850)                     (1,373)
 Dividends paid                                                      (6,971)              (5,589)                       -
                                                                 ----------           ----------                  ----------

    Net cash provided by (used for) financing
     activities                                                      52,408             (264,830)                     83,855
                                                                 ----------           ----------                  ----------

    Net increase (decrease) in cash and
     short-term investments                                        (379,185)             213,032                     216,769
 Cash and short-term investments at January 1,                      670,599              457,567                     240,798
                                                                 ----------           ----------                  ----------
 Cash and short-term investments at December 31,                 $  291,414           $  670,599                  $  457,567
                                                                 ==========           ==========                  ==========
 Supplemental disclosures of cash flow
 -------------------------------------
 information:
 -----------
 Cash paid during the year for:                                     $34,574              $39,745                     $36,287
  Interest                                                          $17,025              $10,316                     $  (270)
  Net income tax payments (refunds)






















              The accompanying notes are an integral part of these
                       consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the years ended December 31, 1993, 1992 and 1991



                                                                                    Net
                                                     Common                     Unrealized
                                                     Shares       Additional    Gain (Loss)
                                                     $1 Par       Paid-in            On               Retained
                                                     Value        Capital       Investments           Earnings         Total
                                                    ------       ----------     -----------          --------          -----
                                                                              (Thousands of dollars)
Balance, January 1, 1991                           $22,724         $    -          $  (860)          $246,703       $268,567
 Exercise of options to
  purchase common shares                               384            1,953                                            2,337
 Net change in unrealized gain
  (loss) on investments                                                              1,134                             1,134
 Purchase of stock for treasury                       (102)          (1,271)                                          (1,373)
 Net income                                                                                            94,830         94,830
                                                   -------         --------        -------           --------       --------

Balance, December 31, 1991                          23,006              682            274            341,533        365,495
 Exercise of options to
  purchase common shares                               641            4,879                                            5,520
 Acquisition of PHLCORP, Inc.
  minority interest                                  4,408          135,535                                          139,943
 Net change in unrealized gain
  (loss) on investments                                                               (265)                             (265)
 Purchase of stock for treasury                       (110)          (2,740)                                          (2,850)
 Purchase of warrants to acquire
  common shares                                                     (14,700)                                         (14,700)
 Dividend ($.20 per Common Share)                                                                      (5,589)        (5,589)
 Net income                                                                                           130,607        130,607
                                                   -------         --------        -------           --------       --------

Balance, December 31, 1992                          27,945          123,656              9            466,551        618,161
 Exercise of options to
  purchase common shares                               235            2,100                                            2,335
 Net change in unrealized gain
  (loss) on investments                                                             49,903                            49,903
 Purchase of stock for treasury                       (283)         (10,503)                                         (10,786)
 Income tax benefit related to
  warrant and option transactions
  (primarily recognized upon
  adoption of SFAS 109)                                               9,760                                            9,760
 Dividend ($.25 per Common Share)                                                                      (6,971)        (6,971)
 Net income                                                                                           245,454        245,454
                                                   -------         --------        -------           --------       --------

Balance, December 31, 1993                         $27,897         $125,013        $49,912           $705,034       $907,856
                                                   =======         ========        =======           ========       ========












              The accompanying notes are an integral part of these
                       consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Significant Accounting Policies:
         -------------------------------

     (a) Changes in Accounting Policies:  Effective as of January 1, 1993,
         ------------------------------
     the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113") and Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). As a result of adoption of SFAS 106, SFAS 109, SFAS 112 and EITF 93-6, the cumulative effects of such changes through January 1, 1993 were recorded as of the date of adoption and were principally reflected in results of operations as "Cumulative effects of changes in accounting principles." In addition, as a result of adoption of SFAS 109, certain acquired intangibles were reduced (for benefits of acquired tax loss carryforwards) and shareholders' equity was directly increased (as a result of prior stock transactions).

     SFAS 106, SFAS 112 and EITF 93-6 had no material effect on income before cumulative effects of changes in accounting principles for 1993 and are unlikely to have a material effect on future results of operations.

     Effective as of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Adoption of SFAS 115 had no material effect on results of operations but did increase shareholders' equity by approximately $49,500,000 at December 31, 1993 as described more fully in Note 1(e).

     (b) Consolidation Policy:  The consolidated financial statements
         --------------------
     include the accounts of the Company and all significant majority-owned subsidiaries. The Company's subsidiary, Phlcorp, Inc. ("Phlcorp") has several legal subsidiaries (the "WMAC Companies") which are, or were, under the control of the Wisconsin Insurance Commissioner (the "Commissioner"). These companies are not consolidated while under the control of the Commissioner.

     Investments in certain other entities in which the Company owns less than 50% of the voting interest and has the ability to exercise significant influence are accounted for on the equity method of accounting. Amounts related to such companies have not been material.

     Certain amounts for prior periods have been reclassified to be consistent with the 1993 presentation.

     (c) Stock Split:  On January 8, 1993, a two-for-one stock split was
         -----------
     effected in the form of a 100% stock dividend. The financial statements (and notes thereto) give retroactive effect to the stock split for all periods presented.

     (d) Statement of Cash Flows:  The Company considers short-term
         -----------------------
     investments (generally investments with maturities of less than three months at the time of acquisition) as cash equivalents.
     As described in Note 2, on August 16, 1991, the Company acquired Colonial Penn Group, Inc. ("Colonial Penn") for cash of approximately $128,000,000. The acquired assets were recorded at an aggregate of


              The accompanying notes are an integral part of these
                       consolidated financial statements.

         -------------------------------

     approximately $1,950,000,000 (principally investments in securities) and the acquired liabilities were recorded at an aggregate of approximately $1,822,000,000 (principally policy reserves and unearned premiums).

     Also, as described in Note 2, on December 31, 1992, the Company acquired the minority interest in Phlcorp (the "Phlcorp Minority Interest") for approximately 4,408,000 of the Company's Common Shares which were recorded at an aggregate of approximately $142,927,000, including costs. Because Phlcorp was a consolidated subsidiary, the Phlcorp Minority Interest (approximately $92,819,000) was eliminated and the difference between the consideration issued and the minority interest eliminated was principally allocated to investments in associated companies (approximately $11,022,000), amounts related to the WMAC Companies (approximately $16,847,000) and excess of purchase price over net assets acquired (approximately $22,277,000). The amount allocated to excess of purchase price over net assets acquired was eliminated as a result of the adoption of SFAS 109.

     On June 1, 1993, the Company received 224,175 of the Company's Common Shares (valued at $8,294,000) in settlement of a zero coupon note due from John W. Jordan II, a Director of the Company and a significant shareholder. Based on the market price of the shares on the date the transaction was approved by the Board of Directors, the value of the shares received was equal to the maturity value of the note.

     (e) Investments:  Prior to December 31, 1993, investments were carried
         -----------
     at amortized cost with respect to fixed maturities (other than those classified as held for sale) and policyholder loans. Investments were carried at market with respect to marketable equity securities of the insurance subsidiaries and options that did not meet the accounting definition of a hedge and at the lower of cost or market (in the aggregate) for other marketable equity securities.

     Prior to adoption of SFAS 115, the Company classified a portion of the insurance subsidiaries' investment portfolios as "held for sale."
     Such investments were carried at the lower of cost or market. A substantial portion of the proceeds from disposition of the portfolio classified as held for sale were invested in other securities.

     The Company adopted SFAS 115 on December 31, 1993. Under SFAS 115 marketable debt and equity securities are designated as i) "held to maturity" (carried at cost), ii) "trading" (carried at market with differences between cost and market being reflected in results of operations) or iii) if not otherwise classified, as "available for sale" (carried at market with differences between cost and market being reflected as a separate component of shareholders' equity, net of income tax effect). The adoption of SFAS 115 resulted in an increase in reported shareholders' equity of approximately $49,500,000. The Company does not expect that SFAS 115 will have a material effect on future results of operations, although the Company believes SFAS 115 is likely to result in substantial fluctuations in reported shareholders' equity.

     The fixed maturity investments of the insurance subsidiaries (other than those classified as "trading") are made with the intention of holding such securities to maturity and the Company has the ability to do so.

     Both prior and subsequent to adoption of SFAS 115, declines in market value below cost which are considered other than temporary are charged to results of operations. For determining realized gain or loss on securities sold, cost is based on average cost.

     Net unrealized gain on investments at December 31, 1993 is net of deferred income taxes of $27,091,000.

     (f) Property, Equipment and Leasehold Improvements:  Property,
         ----------------------------------------------
     equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization (approximately $73,640,000 and $65,150,000 at

         -------------------------------

     December 31, 1993 and 1992, respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the lease.

     (g) Income Recognition from Insurance Operations:  Premiums on the
         --------------------------------------------
     property and casualty insurance business are recognized as revenues over the term of the policy using the monthly pro rata basis.

     The life insurance subsidiaries have had several investment oriented insurance products (collectively the "IOP products"), principally consisting of single premium whole life ("SPWL") products, a variable life ("VL") product, variable annuity ("VA") products and a single premium deferred annuity ("SPDA") product. IOP product premiums are reflected in a manner similar to a deposit; revenues reflect only mortality charges and other amounts assessed against the holder of the insurance policies and annuity contracts. Other life premiums are recognized as revenues when due. Health premiums are recognized as revenues over the premium paying period.

     Premiums for the VA and VL products are directed by the policyholder to be invested generally in a unit trust solely for the benefit and risk of the policyholder. Such investments are considered a "separate account." Policyholder's accounts are charged for the cost of insurance provided, administrative and certain other charges. The amounts included in the balance sheet as policy reserves for the VA and VL products represent the current value of the policyholders' funds.

     (h) Policy Acquisition Costs:  Policy acquisition costs principally
         ------------------------
     consist of direct response marketing costs, commissions, premium taxes and other underwriting expenses (net of reinsurance allowances). If recoverability of such costs is not anticipated, the amounts not considered recoverable are charged to operations. During the three years ended December 31, 1993, the Company has also written-off or reduced deferred policy acquisition costs in connection with dispositions of blocks of business or reinvestment of proceeds from security sales at the lower prevailing interest rates.

     Policy acquisition costs applicable to the property and casualty insurance operations are deferred and amortized ratably over the terms of the related policies.

     Policy acquisition costs applicable to IOP products are deferred and amortized as a level percentage of the present value of expected gross profits over the estimated life of each policy. The Company regularly compares its actual experience to the previously expected gross profit and reviews revised estimates of expected future gross profits. When significant changes occur, deferred policy acquisition costs are recalculated and the resultant adjustment is reflected in results of operations.

     Policy acquisition costs applicable to other life insurance products are amortized over the expected premium paying period of the policies.

     (i) Reinsurance:  In the normal course of business, the Company seeks
         -----------
     to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company has also entered into reinsurance transactions in connection with dispositions of blocks of businesses. Reinsurance contracts do not necessarily relieve the Company from its obligations to policyholders.

     Prior to January 1, 1993, losses, loss adjustment expenses and unearned premiums were stated net of reinsurance ceded, as were premiums earned and other underwriting expenses. Under SFAS 113, which was adopted as of January 1, 1993, the effects of certain reinsurance transactions are no longer deducted from the related asset or liability. As a result of adoption of SFAS 113, at December 31, 1993 certain assets (principally

         -------------------------------
     reinsurance receivables) and policy reserves were each greater by approximately $457,621,000, representing reinsured amounts that prior to the adoption of SFAS 113 would have been deducted from the related asset or liability. Under SFAS 113 and the prior accounting, appropriate provisions are made for uncollectible reinsurance receivables. Although SFAS 113 did not have a material effect on results of operations, it is likely to affect the way certain new reinsurance transactions or extensions or amendments of existing reinsurance contracts are reported.

     (j) Policy Reserves and Unearned Premiums:  Policy reserves and
         -------------------------------------
     unearned premiums for life, health and traditional annuity policies are computed on a net level premium method based upon standard and Company developed tables with provision for adverse deviation and estimated withdrawals. Liabilities for unpaid losses and loss adjustment expenses applicable to the property and casualty insurance operations are determined using case basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of ultimate claim costs and loss adjustment expenses.

     Effective as of January 1, 1993, the Company adopted EITF 93-6 which specifies the accounting for certain retrospectively rated reinsurance agreements. EITF 93-6 is applicable to a small number of per risk, excess of loss reinsurance policies entered into in the normal course of the Empire Insurance Company and subsidiaries' (the "Empire Group") property and casualty insurance business. As a result of the adoption of EITF 93-6, the Company (retroactive to January 1, 1993) reduced its policy reserves at January 1, 1993 by approximately $14,654,000 and recorded a credit of approximately $9,672,000 (net of income taxes of $4,982,000) which is included in the caption "Cumulative effects of changes in accounting principles." If the accounting specified by EITF 93-6 had been in effect in 1992 and 1991, the resulting increase in income before cumulative effects of changes in accounting principles for each of those years would not have been material.

     (k) Trading Stamp Revenue and Liability for Unredeemed Trading Stamps:
         -----------------------------------------------------------------
     The Company records trading stamp revenues and provides for the cost of redemptions at the time trading stamps are furnished to licensees. A liability for unredeemed trading stamps is estimated based upon the cost of merchandise, cash and related redemption service expenses required to redeem the trading stamps which are expected to be presented for redemption in the future. The Company periodically reviews the appropriateness of the estimated redemption rates based upon recent experience, statistical evaluations and other relevant factors. The most recent statistical studies of trading stamp redemptions have indicated that the historical pattern of redemptions has changed and that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. Although the Company believes a significant change in redemption patterns has occurred, the amount of the excess may be different than indicated by these studies. Accordingly, the Company is amortizing the aggregate apparent excess over a five year period (starting in 1990 with respect to approximately $34,000,000 of such apparent excess and in 1991 with respect to approximately $28,000,000 of such apparent excess). As a result, after giving effect to related adjustments, cost of goods sold applicable to the trading stamp operations reflects a credit of approximately $11,900,000, $14,100,000 and $13,700,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Based on the latest studies the unamortized apparent excess at December 31, 1993 was approximately $17,067,000. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of stamps issued in each of the three years ended December 31, 1993 ultimately will be redeemed.

     (l) Motivation Services Revenues:  Motivation services revenues are
         ----------------------------
     generally recorded when awards are redeemed or travel programs are completed. Customer deposits for travel programs and the Company's related costs are deferred until such programs are completed. In early 1993, the Company contributed the net assets of the motivation service business to a new joint venture formed with an unrelated motivation services company in exchange for a 45% equity interest in the joint venture. Results of operations of the motivation services business have historically not been significant and are not expected to be significant in the future.

         -------------------------------

     (m) Pension, Postemployment and Postretirement Costs:  There are
         ------------------------------------------------
     non-contributory trusteed pension plans, which cover certain employees, which generally provide for retirement benefits based on salary and length of service. The plans are funded in amounts sufficient to satisfy minimum ERISA funding requirements.

     Certain subsidiaries provide health care and other benefits to certain eligible retired employees. The plans (most of which require employee contributions) are unfunded. Prior to January 1, 1993, the costs of such benefits were expensed generally as incurred, although liabilities for benefits were recorded in connection with certain acquisitions, including that of Colonial Penn and the Phlcorp Minority Interest. Effective as of January 1, 1993, the Company adopted SFAS 106 and SFAS 112 which require companies to accrue the cost of providing certain postretirement and postemployment benefits during the employees' period of service. The Company does not expect SFAS 106 and SFAS 112 to have a material effect on results of continuing operations exclusive of cumulative effects of changes in accounting principles.

     (n) Income Taxes:  The Company and its domestic subsidiaries, other
         ------------
     than (i) Phlcorp and its subsidiaries prior to January 1, 1993 and
     (ii) the life insurance subsidiaries of Colonial Penn (acquired in 1991, as described below), file a consolidated federal income tax return. Prior to January 1, 1993, Phlcorp filed a consolidated federal income tax return with its subsidiaries that are not life insurance companies. The life insurance subsidiaries of Colonial Penn file separate or consolidated federal income tax returns. In addition, certain subsidiaries are subject to foreign income taxes.

     The Company provides for income taxes using the liability method. Effective as of January 1, 1993, the Company adopted SFAS 109. Prior to adoption of SFAS 109, the benefit from utilization of tax loss carryforwards and future deductions was only recognized when utilized and under certain other limited circumstances. Under SFAS 109, the future benefit of certain tax loss carryforwards and future deductions is recorded as an asset (net of valuation allowance) and the provision for income taxes for periods ending after December 31, 1992 is not reduced for the benefit from utilization of tax loss carryforwards. Accordingly, the provision for income taxes for periods ended in 1993 is not comparable to provisions for income taxes for periods ended in 1992 and 1991. Under the liability method, deferred income taxes are provided at the statutorily enacted rates for differences between the tax and accounting bases of substantially all assets and liabilities and for carryforwards. A valuation allowance is provided (and periodically reevaluated) if deferred tax assets are not considered more likely than not to be realized.

     (o) Translation of Foreign Currency:  Foreign currency denominated
         -------------------------------
     investments which are not subject to hedging agreements and currency rate swap agreements not meeting the accounting requirements for "hedges," are converted into U.S. dollars at exchange rates in effect at the end of the period. Resulting net exchange gains or losses were not material.

     2.  Acquisitions:
         ------------

     Through November 1991, the Company owned approximately 66% of the outstanding common shares of Phlcorp. During 1991 outstanding warrants to acquire approximately 8% of Phlcorp's shares were exercised by other parties at an aggregate purchase price of approximately $14,782,000. After giving effect to certain purchases by the Company, the Company owned approximately 63% of Phlcorp's outstanding common shares at December 31, 1991 and throughout most of 1992. On December 31, 1992, pursuant to a merger agreement, Phlcorp merged with a subsidiary of the Company and became a wholly owned subsidiary of the Company (the "Merger"). Pursuant to the terms of the Merger, the Company issued .812 of a Common Share for each Phlcorp share not held by the Company or its subsidiaries (an aggregate of approximately 4,408,000 of the Company's Common Shares). The aggregate cost of acquiring the Phlcorp Minority Interest (principally based

         ------------

     on the market price of the Company's Common Shares on the day immediately prior to entering into an agreement in principle as to the terms of the transaction) was approximately $142,927,000.

     The Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company, private investment firms whose principal activity is structuring leveraged buy-outs in which the partners are given the opportunity to become equity participants. John W. Jordan II, a director of the Company and a significant shareholder, is a Managing Partner of both firms. Since 1982, through such partnerships, the Company acquired interests in several companies (the "Jordan Associated Companies"), principally engaged in various aspects of manufacturing and distribution. The Company currently accounts for its interests in fourteen of the Jordan Associated Companies on the cost method of accounting and one company (which is not material to the Company) on the equity method of accounting. The investments acquired as a result of the partnership interests are considered Associated Companies.

     On August 16, 1991, the Company, through its wholly owned subsidiary, Charter National Life Insurance Company ("Charter National"), completed the acquisition of Colonial Penn for an aggregate cash purchase price of approximately $128,000,000, including costs. The Company also made a subsequent $40,000,000 investment in Colonial Penn's principal property and casualty insurance subsidiary. Colonial Penn is a holding company, principally for life and property and casualty insurance companies specializing in direct marketing of personal lines of insurance primarily to individuals over the age of
     50. Colonial Penn's principal property and casualty insurance subsidiary also previously wrote certain commercial property and casualty insurance.

     At the acquisition date, after giving effect to a cash contribution by the seller prior to the closing of approximately $49,827,000, Colonial Penn had (unaudited) shareholder's equity, determined in accordance with generally accepted accounting principles, of approximately $391,000,000 (approximately $263,000,000 in excess of the purchase price). The allocation of the purchase price reflected the elimination of deferred policy acquisition costs, value of insurance in force and property and equipment, and additional amounts for employee severance, postretirement benefits, relocation, lease commitments, restructuring costs and additional reserves for policyholders' benefits. Colonial Penn is included in results of operations from its date of acquisition, August 16, 1991.

     For the period from date of acquisition to December 31, 1991, Colonial Penn had revenues of approximately $359,088,000 (including net security gains of approximately $16,323,000) and contributed approximately $59,995,000 to consolidated pre-tax income (exclusive of financing costs). For the year ended December 31, 1992, Colonial Penn had revenues of approximately $836,552,000 (including net security gains of approximately $23,543,000) and contributed approximately $131,757,000 to consolidated pre-tax income (exclusive of financing costs). Due to changes in the Company's insurance operations, it is not practicable to provide meaningful comparable information for the acquired Colonial Penn operations for 1993. The following table provides certain unaudited consolidated pro forma results of operations data assuming the acquisition of Colonial Penn and the Phlcorp Minority Interest had occurred on January 1, 1991. (Amounts are in thousands, except per share amounts.)

                                                  For the Year Ended December 31,
                                                  -------------------------------
                                                       1992             1991
                                                       ----             ----
      Revenues                                    $1,573,015       $1,826,875
      Income before income taxes                  $  163,417       $  153,329
      Income taxes                                $   12,946       $    1,200
      Net income                                  $  150,471       $  152,129
      Per share:
        Primary                                        $5.22            $5.41
        Fully diluted                                  $5.20            $5.37


         ------------

     The principal pro forma adjustments related to Colonial Penn reflected in the data above consist of elimination and/or reduction of (i) amortization and depreciation of deferred policy acquisition costs, value of insurance in force, goodwill and fixed assets, (ii) rent expense applicable to excess facilities and, (iii) with respect to 1991, income taxes. Such pro forma data also provides for the cost of financing the acquisition.

     The effects of certain cost savings programs implemented by the Company since the acquisition of Colonial Penn are reflected only to the extent included in the consolidated historical results of operations. The reduction in new business solicitation effort which has been accomplished by the Company since the acquisition was expected to, and has, resulted in a substantial reduction in new business and premium revenues. Colonial Penn's annualized written premiums related to new business generated were approximately $24,563,000 for 1992 compared to $111,277,000 for 1991. However, the effect on operating earnings of such reduction in new business solicitation efforts cannot be reasonably estimated and is not reflected in the pro forma data above. Accordingly, such pro forma data should not necessarily be considered indicative of future results of operations or the results of operations that would have resulted if the acquisitions had actually occurred as reflected in the pro forma data.

     3.  Investments in Associated Companies:
         -----------------------------------

     The Company owns or held part interests in the following foreign power companies: Compania de Alumbrado Electrico de San Salvador, S.A. ("CAESS"), Compania Boliviana de Energia Electrica, S.A. - Bolivian Power Company Limited ("Bolivian Power") and, through Canadian International Power Company Limited Liquidating Trust, The Barbados Light and Power Company Limited.

     In March 1993, in settlement of claims related to El Salvador's 1986 seizure of CAESS's assets, the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. The Company, which had an investment in CAESS of $8,188,000 at December 31, 1992, will recognize the gain on the cash basis. Payments of principal and interest are being made in accordance with their terms. Recognized gains in 1993 were not significant. During 1994, the Company disposed of the bonds and will report a pre-tax gain of $8,458,000 in first quarter 1994 results of operations.

     During 1993 the Company sold 750,000 shares of Bolivian Power common stock in an underwritten public offering and realized a pre-tax gain of approximately $12,981,000, which is reflected in 1993 results of operations in the caption, "Investment and other income." At December 31, 1993, the Company owned 719,206 shares of Bolivian Power common stock.

     The Company believes that it ultimately will receive the stock of two WMAC Companies, which are the only additional companies expected to be returned to the Company with significant value. However, the timing of such receipt is uncertain. The Company estimates that the fair value to the Company of the net tangible assets yet to be received is approximately $32,800,000 in excess of their recorded cost at December 31, 1993.

     4.  Insurance Operations:
         --------------------

     SPWL and SPDA policies generally provide the policyholder with a declared rate of cash value increase for a specified initial period and subsequent annual rates as determined by the Company, generally subject to minimum rates; the policyholder is generally subject to early termination penalties designed to recover unamortized policy acquisition costs.

         --------------------

     Premiums received on IOP products amounted to approximately
     $88,312,000, $68,035,000 and $43,164,000 for the years ended December
     31, 1993, 1992 and 1991, respectively.

     The changes in deferred policy acquisition costs and value of insurance in force were as follows (in thousands):


                                                                           1993              1992               1991
                                                                           ----              ----               ----
Balance, January 1,                                                     $  78,895          $ 82,982           $ 76,037
                                                                        ---------          --------           --------
 Additions                                                                 81,746            77,448             56,058
                                                                        ---------          --------           --------
Included in provision for insurance
  losses and policy benefits:
  Provided in connection with
   disposition and/or transfers
   of business                                                            (29,748)           (9,130)              -
  Provided in connection with
   sales of securities                                                        -              (2,100)              -
  Other amortization                                                      (71,702)          (70,305)           (49,113)
                                                                        ---------          --------           --------
                                                                         (101,450)          (81,535)           (49,113)
                                                                        ---------          --------           --------
Adoption of SFAS 109                                                       (3,781)            -                   -
                                                                        ---------          --------           --------
Balance, December 31,                                                   $  55,410          $ 78,895           $ 82,982
                                                                        =========          ========           ========



     During 1992, the Company concluded that the profitability of its existing block of SPDA business was unlikely to achieve acceptable results in the future. Accordingly, principally starting in the fourth quarter of 1992, the Company offered certain of its existing SPDA policyholders' the opportunity to exchange their policies for SPDA policies of an unrelated insurer and entered into a reinsurance agreement (which closed in stages in 1992 and 1993) to reinsure certain blocks of SPDA business with a second unrelated insurer. As a result, during the fourth quarter of 1992, policies with an aggregate policyholders' account balance of approximately $196,648,000 were either terminated by the policyholder, transferred at the policyholder's request or transferred in a reinsurance transaction.
     In the 1993 transactions, which involved reinsurance of policies with account balances of approximately $47,187,000 on the date of closing, there was no significant gain or loss.

     The Company is maximizing the return on any remaining SPDA policies by reducing crediting rates to the minimum permitted. As a result, the Company believes a substantial portion of the remaining SPDA policyholders will terminate their policies over a period of time.

     On June 23, 1993, the Company reinsured substantially all of its existing SPWL business with a subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). In connection with the transaction, the Company realized a net pre-tax gain of approximately $16,700,000 during 1993. Such net pre-tax gain consists of net gains on sales of investments sold in connection with the transaction (approximately $24,100,000), which are included in the caption "Net securities gains," reduced by a net loss of approximately $7,400,000 (principally the write-off of deferred policy acquisition costs of approximately $26,900,000 less the premium received on the transaction) which is included in the caption "Provision for insurance losses and policy benefits." Further, the Company may receive additional consideration based on the subsequent performance of this block of business.

     Under SFAS 113, for financial reporting purposes, the Company will reflect the policy liabilities assumed by John Hancock (in policy reserves), with an offsetting receivable from John Hancock of the same amount (in reinsurance receivable, net), until the Company is relieved of its legal obligation to the SPWL policyholders. During 1993, the Company was legally relieved of SPWL policy liabilities of approximately $200,096,000.

     During the three years ended December 31, 1993, the Company sold, at gains, substantial amounts of investments (including dispositions in connection with the actual or contemplated transfer of blocks of business) and, in certain cases, reinvested proceeds at the lower prevailing interest rates. Since certain of these rates

         --------------------

     were lower than had previously been expected on certain fixed rate annuity policies, the Company provided additional reserves of approximately $6,800,000 in 1993, $2,700,000 in 1992 and $8,800,000 in
     1991. In addition, because of the lower anticipated investment earnings, the Company also recalculated deferred policy acquisition costs and provided additional amounts for amortization of deferred policy acquisition costs of $2,100,000 in 1992.

     The amount deducted from insurance loss and policy reserves for reinsured risks was approximately $179,391,000 at December 31, 1992.

     The effect of reinsurance on premiums written and earned for the year ended December 31, 1993 is as follows (in thousands):

                                                          Premiums       Premiums
                                                          Written         Earned
                                                          --------       --------
            Direct                                        $930,424      $893,797
            Assumed                                         34,102        33,628
            Ceded                                          (33,191)      (33,575)
                                                          --------      --------
              Net                                         $931,335      $893,850
                                                          ========      ========

     Recoveries recognized on reinsurance contracts were approximately $22,800,000 in 1993.

     Net income and statutory surplus as determined in accordance with statutory accounting principles as reported to the domiciliary state of the Company's insurance subsidiaries are as follows (in thousands):

                                                       Year Ended December 31,
                                                       -----------------------
                                                1993          1992          1991
                                                ----          ----          ----
      Net income (loss):
      Property and casualty insurance        $ 96,279       $ 51,108      $ 11,099
      Life insurance                         $ (2,951)      $ 16,187      $(24,561)


                                                         At December 31,
                                                         ---------------
                                                1993          1992          1991
                                                ----          ----          ----
      Statutory surplus:
      Property and casualty insurance         $475,408      $378,816      $328,725
      Life insurance                          $303,986      $234,058      $207,358


     Certain insurance subsidiaries are owned by other insurance subsidiaries. In the data above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1993 and 1992, statutory surplus of approximately $288,800,000 and $122,000,000, respectively, related to property and casualty operations is included in the statutory surplus of the life insurance parent and the property and casualty insurance subsidiary, and statutory surplus of approximately $42,200,000 and $38,000,000, respectively, related to life operations is included in the statutory surplus of the property and casualty insurance parent and the life insurance subsidiary. The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval.
     At December 31, 1993, approximately $33,200,000 could be distributed to the Company without regulatory approval.

         --------------------

     The Company's insurance subsidiaries are members of state insurance funds which provide certain protection to policyholders of insolvent insurers doing business in those states. Due to insolvencies of certain insurers in recent years, the Company's insurance subsidiaries have been assessed certain amounts and are likely to be assessed additional amounts by the state insurance funds. The Company has provided for all anticipated assessments and does not expect any additional assessments to have a material effect on results of operations.

     The Colonial Penn property and casualty insurance subsidiaries are subject to a possible rate "roll-back" refund on California insurance premiums for certain pre-acquisition years. The amount of such roll-back refunds are to be determined by the California Insurance Commissioner. The Company has not been notified of the amount, if any, of such roll-back refund. Based on its operating results in the relevant years, the Company believes Colonial Penn should not be assessed for any roll-back refund and, if assessed a significant amount, intends to vigorously oppose such determination. In addition, New Jersey's insurance laws require all automobile insurers to share in the losses of the successor (the "MTF") to its insurance pool for high risk drivers (the "JUA"), based on their depopulation share of the JUA, as set by New Jersey. Although the amount of the MTF deficit has not yet been established, based on certain current estimates (which are subject to change) of the MTF deficit, Colonial Penn could be assessed approximately $11,100,000, which has been accrued. For 1993, voluntary automobile net earned premiums in California and New Jersey together represented approximately 10% of the Company's total property and casualty net earned premiums.

     5.  Investments:
         -----------

     Certain information with respect to investments (other than short-term) at December 31, 1993 is as follows (in thousands):

                                                Amortized                     Carrying
                                                  Cost          Market         Amount
                                               ----------     ----------     ---------
      Investments held to maturity             $   74,796     $   77,243    $   74,796
      Investments available for sale            2,447,180      2,524,493     2,524,493
      Trading securities                           40,578         41,984        41,984
      Policyholder loans                           18,138         18,138        18,138
      Other                                         3,162          3,164         3,156
      Accrued interest income                      35,403         35,403        35,403
                                               ----------     ----------    ----------
                                               $2,619,257     $2,700,425    $2,697,970
                                               ==========     ==========    ==========

         -----------

     The amortized cost and estimated market value of investments classified as held to maturity and investments classified as available for sale at December 31, 1993 are as follows (in thousands):

                                                                       Gross             Gross
                                                                     Unrealized        Unrealized        Estimated
                                                    Amortized         Holding           Holding           Market
                                                       Cost            Gains             Losses            Value
                                                    ---------        ----------        ----------        ---------
        Held to maturity:
        Bonds and notes:
         United States Government
          agencies and authorities                  $55,556           $2,470              $61            $57,965
         States, municipalities
          and political subdivisions                  2,175               45               -               2,220
         All other corporates                           477             -                   7                470
        Other fixed maturities                       16,588             -                  -              16,588
                                                    -------           ------              ---            -------
                                                    $74,796           $2,515              $68            $77,243
                                                    =======           ======              ===            =======

        Available for sale:
        Bonds and notes:
         United States Government
          agencies and authorities               $1,924,697          $43,756           $2,806         $1,965,647
         States, municipalities
          and political subdivisions                 68,469              896               70             69,295
         Foreign governments                          9,726            3,914               15             13,625
         Public utilities                           117,927            4,769              694            122,002
         All other corporates                       307,420           21,057              751            327,726
        Preferred stock (non-equity)                    392                2               26                368
                                                 ----------          -------           ------         ----------
          Total fixed maturities                  2,428,631           74,394            4,362          2,498,663
        Equity securities                            18,549            7,774              493             25,830
                                                 ----------          -------           ------         ----------
                                                 $2,447,180          $82,168           $4,855         $2,524,493
                                                 ==========          =======           ======         ==========

     The amortized cost and estimated market value of investments classified as held to maturity and investments classified as available for sale at December 31, 1993, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Held to Maturity                          Available For Sale
                                                           ----------------                    -----------------------------
                                                                          Estimated                                 Estimated
                                                     Amortized             Market              Amortized              Market
                                                       Cost                 Value                Cost                 Value
                                                     ---------            --------             ---------            ---------
                                                                                 (In thousands)
Due in one year or less                               $30,840             $30,880               $  209,558         $  215,065
Due after one year
 through five years                                    32,742              34,726                1,098,084          1,128,778
Due after five years
 through ten years                                      4,190               4,418                  364,952            379,454
Due after ten years                                     2,422               2,638                   97,773            102,783
                                                      -------             -------               ----------         ----------
                                                       70,194              72,662                1,770,367          1,826,080
Mortgage-backed securities                              4,602               4,581                  658,264            672,583
                                                      -------             -------               ----------         ----------
                                                      $74,796             $77,243               $2,428,631         $2,498,663
                                                      =======             =======               ==========         ==========

         -----------

     Certain information with respect to investments (other than short-term) at December 31, 1992 is as follows (in thousands):

                                                                        Amortized                                  Carrying
                                                                          Cost                    Market            Amount
                                                                       ----------               ----------        ----------
Equity securities:
 Common stock                                                          $    7,630               $   10,827        $    8,038
 Preferred stock                                                            2,152                    2,217             2,217
                                                                       ----------               ----------        ----------
  Total equity securities                                                   9,782                   13,044            10,255
Fixed maturities                                                        2,327,765                2,380,952         2,327,765
Policyholder loans                                                        119,612                  119,612           119,612
Other                                                                       2,205                    1,770             1,770
Accrued interest income                                                    36,259                   36,259            36,259
Investments held for sale                                                 205,364                  211,667           205,364
                                                                       ----------               ----------        ----------
                                                                       $2,700,987               $2,763,304        $2,701,025
                                                                       ==========               ==========        ==========

     The amortized cost and estimated market value of fixed maturity investments (other than investments held for sale) at December 31, 1992 are as follows (in thousands):

                                                                            Gross               Gross               Estimated
                                                       Amortized         Unrealized          Unrealized               Market
                                                          Cost             Gains               Losses                 Value
                                                       ---------         ----------          ----------             ---------
Bonds and notes:
 United States Government
  agencies and authorities                             $1,720,936          $38,408             $3,948              $1,755,396
 States, municipalities
  and political subdivisions                               23,709            1,468                388                  24,789
 Foreign governments                                       53,137            3,438                 25                  56,550
 Public utilities                                         115,681            4,711                349                 120,043
 All other corporates                                     379,762           11,524              1,652                 389,634
Preferred stock (non-equity)                                3,194             -                  -                      3,194
Other                                                      31,346             -                  -                     31,346
                                                       ----------          -------             ------              ----------
                                                       $2,327,765          $59,549             $6,362              $2,380,952
                                                       ==========          =======             ======              ==========

     The amortized cost and estimated market value of investments held for sale at December 31, 1992 are as follows (in thousands):

                                                    Gross        Gross    Estimated
                                      Amortized   Unrealized  Unrealized    Market
                                         Cost       Gains       Losses      Value
                                      ---------  -----------  ----------  ---------
      Bonds and notes:
       United States Government
        agencies and authorities       $181,435      $4,937        $642    $185,730
       Public utilities                  11,484         550         -        12,034
       All other corporates              12,445       1,461           3      13,903
                                       --------      ------        ----    --------
                                       $205,364      $6,948        $645    $211,667
                                       ========      ======        ====    ========

     Gross unrealized gains and losses on the Company's marketable equity securities were $3,366,000 and $104,000, respectively, at December 31, 1992.

     At December 31, 1993 and 1992 securities with book values aggregating approximately $55,145,000 and $39,469,000, respectively, were on deposit with various regulatory authorities.

         -----------

     At December 31, 1993, the Company had common stock equity interests of 5% or more in the following domestic publicly owned non-consolidated companies, some of which are Associated Companies: Carmike Cinemas, Inc. (approximately 9% of Class A shares), Jones Plumbing Systems, Inc. (approximately 21%) and Olympus Capital Corporation (approximately 18%).

     6.  Receivables, Net:
         ----------------

     A summary of trade, notes and other receivables, net at December 31, 1993 and 1992 is as follows (in thousands):

                                                                      1993                    1992
                                                                      ----                    ----
        Instalment loan receivables net of unearned
         finance charges of $5,858 and $3,281 (a)                  $187,694                 $149,128
        Loans to small business concerns, including
         accrued interest                                            18,050                   20,424
        Agents' balances and premiums receivable                    154,201                  107,270
        Amount due on sale of securities                              2,513                      523
        Trade receivables                                            26,258                   35,830
        Zero Coupon Note receivable from
         John W. Jordan II, net of discount (b)                         -                      7,874
        El Salvador Government bonds receivable,
         net of deferred gain                                             1                     -
        Premium tax receivable                                          399                    3,910
        Other                                                        14,804                   13,562
                                                                   --------                 --------
                                                                    403,920                  338,521
        Allowance for doubtful accounts (including
         $8,341 and $6,973 applicable to loan
         receivables of banking and lending
         subsidiaries)                                              (13,526)                 (12,067)
                                                                   --------                 --------
                                                                   $390,394                 $326,454
                                                                   ========                 ========


[FN]
     (a) Contractual maturities of instalment loan receivables at December 31, 1993 were as follows (in thousands): 1994 - $102,524; 1995 -
     $39,598; 1996 - $21,674; 1997 - $13,942 and 1998 and thereafter -
     $9,956. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

     (b) On June 1, 1993, Mr. Jordan delivered to the Company 224,175 of the Company's Common Shares valued at $8,294,000 (the maturity value of the zero coupon note, after reflecting certain prepayments) as payment in full of the zero coupon note. The Common Shares were valued at $37.00 per share, the closing price of a Common Share on the New York Stock Exchange Composite Tape on the last full trading day prior to the authorization by the Company's Board of Directors of the agreement. Interest and other income recognized in connection with the note was $420,000 for 1993, $929,000 for 1992 and $819,000 for
     1991.

     During 1992, the Company sold substantially all of its consumer loan development offices (which offices had aggregate instalment loan receivables at the time of sale of approximately $68,500,000) and realized pre-tax gains of approximately $12,128,000 in connection with the sales. Such gains are included in 1992 results of operations in the caption, "Investment and other income."

     Reinsurance receivables are net of allowance for doubtful accounts of approximately $83,825,000 and $43,799,000 at December 31, 1993 and 1992, respectively. Amounts due from reinsurers for 1993 were reclassified in accordance with SFAS 113 resulting in the apparent increase in the allowance for doubtful reinsurance receivables. Had the prior accounting been in effect, reinsurance receivables would have been reduced by approximately $457,621,000 at December 31, 1993. At December 31, 1993, reinsurance receivables, net includes approximately $322,351,000 due from a subsidiary of John Hancock.

     7.  Prepaids and Other Assets:
         -------------------------

     At December 31, 1993 and 1992, a summary of prepaids and other assets is as follows (in thousands):

[CAPTION]

                                                           1993       1992
                                                           ----       ----
     Inventories                                         $ 34,817   $ 36,432
     Real estate assets, net                               30,443     28,419
     Excess of acquisition cost over
      net tangible assets acquired(*)                       3,508     35,518
     Amounts related to the WMAC Companies, at cost        24,051     23,348
     Balances in risk sharing pools and associations       27,231     19,697
     Prepaid reinsurance premium                            2,639         38
     Net pension asset                                      2,712      4,068
     Unamortized debt expense                               8,024      3,967
     Other                                                 28,016     23,357
                                                         --------   --------
                                                         $161,441   $174,844
                                                         ========   ========

     (*) Approximately $29,700,000 of the December 31, 1992 amount was eliminated upon adoption of SFAS 109.


     8.  Trade Payables, Expense Accruals and Other Liabilities:
         ------------------------------------------------------

     A summary of trade payables, expense accruals and other liabilities at December 31, 1993 and 1992 is as follows (in thousands):

                                                                    1993            1992
                                                                    ----            ----
      Trade Payables and Expense Accruals:
       Payables related to securities                             $ 32,393       $    378
       Amount due on reinsurance                                    11,671         22,988
       Trade and drafts payable                                     35,134         43,891
       Accrued compensation, severance and other
        employee benefits                                           17,566         16,266
       Accrued interest payable                                      8,950          4,012
       Taxes, other than income                                     23,152         13,134
       Provision for servicing carrier claims                       13,159          9,761
       Other                                                        22,508         20,692
                                                                  --------       --------
                                                                  $164,533       $131,122
                                                                  ========       ========
      Other Liabilities:
       Lease obligations                                          $ 12,783       $ 13,195
       Customer deposits, rebates and contract adjustments           1,158         13,969
       Due for purchase of Empire common shares                     11,732         11,882
       Recorded liability for postretirement and
        postemployment benefits                                     26,947         15,426
       Unearned service fees                                        12,905          9,482
       Premiums received in advance                                  6,032          8,107
       Holdbacks on loans                                            7,083          6,967
       Unclaimed funds and dividends                                 4,474          5,053
       Liability for stock not tendered                              8,245          4,382
       Other                                                        19,037         24,781
                                                                  --------       --------
                                                                  $110,396       $113,244
                                                                  ========       ========


     9.  Long-term and Other Indebtedness:
         --------------------------------

     The principal amount, stated interest rate and maturity of long-term debt outstanding at December 31, 1993 and 1992 are as follows (dollars in thousands):

                                                                     1993           1992
                                                                     ----           ----
      Senior Notes:
       Credit agreements                                          $   -          $   -
       Term loans with banks, due in 1994                           21,250         35,000
       7 3/4% Senior Notes due in 2013, less debt
        discount of $981                                            99,019           -
       Industrial Revenue Bonds (principally with
        variable interest)                                           8,058          8,604
       Other                                                        15,844         24,913
                                                                  --------       --------
                                                                   144,171         68,517
                                                                  --------       --------
      Subordinated Notes:
       10 3/8% Senior Subordinated Notes due 2002,
        less debt discount of $793 and $886                        124,207        124,114
       6% Swiss Franc Bonds due March 10, 1996
        ("Swiss Franc Bonds")                                       32,957         32,957
       5 1/4% Convertible Subordinated Debentures due 2003         100,000           -
                                                                  --------       --------
                                                                   257,164        157,071
                                                                  --------       --------
                                                                  $401,335       $225,588
                                                                  ========       ========


     Credit agreements provide for aggregate contractual credit facilities of $150,000,000 at December 31, 1993 and bear interest based on the prime rate or LIBOR, plus commitment and other fees. Such credit facilities were renewed in 1994 to expire in 1997.

     Approximately $16,717,000 of the manufacturing division's net property, equipment and leasehold improvements are pledged as collateral for the Industrial Revenue Bonds; and approximately $2,727,000 of other property is pledged for other indebtedness aggregating approximately $1,171,000.

     The Company has interest rate swap agreements with a bank which expire in 1996, the practical effect of which is to convert the variable interest rate on $50,000,000 of indebtedness into fixed interest rate obligations at an interest rate of approximately 8%.

     During 1989, the Company entered into long-term hedging transactions whereby substantially all currency rate risk related to the Swiss Franc Bonds for their remaining term was eliminated and the cost of which increased the cost of the issue to approximately 10.4%.

     In February 1993, the Company sold $100,000,000 principal amount of its newly authorized 5 1/4% Convertible Subordinated Debentures due 2003 (the "Convertible Debentures") in an underwritten public offering. The Convertible Debentures are convertible into Common Shares at $57.50 per Common Share (an aggregate of 1,739,130 Common Shares), subject to anti-dilution provisions.

     In August 1993, the Company sold $100,000,000 principal amount of its newly authorized 7 3/4% Senior Notes due 2013 (at 99% of principal amount) in an underwritten public offering.

     The most restrictive of the Company's debt instruments requires maintenance of minimum Tangible Net Worth, as defined, and limit Indebtedness, as defined, to a percentage of Tangible Net Worth and Subordinated

         --------------------------------

     Indebtedness, as defined. In addition, the debt instruments contain limitations on dividends, investments, liens, contingent obligations and certain other matters. As of January 1, 1994, cash dividends of approximately $180,600,000 could be paid under the most restrictive covenants.

     The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 1998 (exclusive of Credit Agreements) are as follows (in thousands): 1994 - $28,821; 1995 - $3,013; 1996 -
     $35,246; 1997 - $1,017; and, 1998 - $872.

     10.  Common Shares, Stock Options, Warrants and Preferred Shares:
          -----------------------------------------------------------

     On July 14, 1993, the shareholders approved an increase in authorized Common Shares from 60,000,000 to 150,000,000.

     The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. Pursuant to such authorization, during the three year period ended December 31, 1993, the Company acquired 496,031 Common Shares (282,409 in 1993, 110,800 shares in 1992 and 102,822 shares in 1991) at an average price of $30.26 per Common Share. The Common Shares acquired in 1993, include 224,175 Common Shares acquired from John W. Jordan II.

     A summary of activity with respect to the Company's stock options for the three years ended December 31, 1993 is as follows:

                                                                                                       Available
                                           Common                                                         For
                                           Shares                                        Total           Future
                                           Subject                 Option               Option           Option
                                          To Option                Prices                Price           Grants
                                          ---------                ------               ------          --------
Balance at January 1, 1991               1,600,878             $ 4.97-$11.00          $13,134,392        211,900
                                                                                                         =======
  Granted                                  446,500             $12.25                   5,469,625
  Exercised                               (385,296)            $ 4.97-$11.00           (2,337,265)
  Cancelled                               (127,584)            $ 5.03-$12.25           (1,217,449)
                                         ---------                                    -----------
Balance at December 31, 1991             1,534,498             $ 4.97-$12.25           15,049,303        292,984
                                                                                                         =======
  Granted                                   46,000             $22.50-$33.50            1,315,000
  Exercised                               (641,130)            $ 4.97-$12.25           (5,520,662)
  Cancelled                                (79,700)            $ 7.88-$12.25             (916,869)
                                         ---------                                    -----------
Balance at December 31, 1992               859,668             $ 7.88-$33.50            9,926,772        970,000
                                                                                                         =======
  Granted                                  176,500             $40.88-$43.00            7,231,938
  Exercised                               (234,896)            $ 7.69-$28.50           (2,333,357)
  Cancelled                                (24,800)            $ 7.69-$22.50             (363,350)
                                         ---------                                    -----------
Balance at December 31, 1993               776,472             $ 7.69-$43.00          $14,462,003        793,500
                                         =========                                    ===========        =======


     The options were granted under plans that provide for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date the options or rights are granted. Options granted under these plans generally become exercisable in five equal annual instalments starting one year from date of grant; no stock appreciation rights have been granted.

     At December 31, 1993 and 1992, options to purchase 221,996 and 243,904 Common Shares, respectively, were exercisable.

     In January 1992, the Company redeemed certain Warrants (which previously had been granted to the Company's Chairman and President pursuant to shareholder approval) for an aggregate cash payment of

     10.  Common Shares, Stock Options, Warrants and Preferred Shares,
          -----------------------------------------------------------
      continued:

     approximately $14,700,000, which amount was charged to additional paid-in capital. In January 1992, pursuant to subsequent approval of the shareholders, warrants to purchase 800,000 Common Shares at $20.188 (the then market value of the Company's shares) per Common Share through January 10, 1997 were granted to each of the Company's Chairman and President. The warrants granted in 1992 became exercisable on April 1, 1993.

     At December 31, 1993 and 1992, the Company's Common Shares were reserved as follows:

                                                     1993               1992
                                                     ----               ----
      Stock Options                               1,569,972         1,829,668
      Warrants                                    1,600,000         1,600,000
      Convertible Debentures                      1,739,130            -
                                                  ---------         ---------
                                                  4,909,102         3,429,668
                                                  =========         =========

     At December 31, 1993 and 1992, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

     Phlcorp, through November 1991, had warrants outstanding which were exercisable for Phlcorp common shares at $13.425 per Phlcorp common share. 1,203,318 of such warrants were exercised (1,176,093 in 1991, including 74,983 exercised by the Company) prior to their expiration in November 1991.


     11.  Cumulative Effects of Changes in Accounting Principles:
          ------------------------------------------------------
     A summary of the amounts included in cumulative effects of changes in accounting principles and related per share amounts for the year ended December 31, 1993 is as follows (in thousands, except per share amounts):

                                                                      Per Share
                                                                      ---------
                                                                             Fully
                                                       Amount       Primary  Diluted
                                                       ------       -------  -------
      SFAS 109                                       $127,152       $4.34     $4.14
      SFAS 106, less income taxes of $2,298            (4,461)       (.15)     (.15)
      SFAS 112, less income taxes of $1,632            (3,168)       (.11)     (.10)
      EITF 93-6, less income taxes of $4,982            9,672         .33       .31
                                                     --------       -----     -----
                                                     $129,195       $4.41     $4.20
                                                     ========       =====     =====


     12.  Net Securities Gains:
          --------------------
     The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 1993 (in thousands):


                                                              1993            1992             1991
                                                              ----            ----             ----
        Net gains on fixed maturities:
        Resulting in additional provision
         for policyholder benefits                          $ 6,800        $  2,700          $ 8,800
        Resulting in increase in amortization
         of deferred policy acquisition costs                24,100          11,230             -
        Other                                                19,352          51,797           26,103
                                                            -------        --------          -------
                                                             50,252          65,727           34,903
        Provision for write-down of investments
         in certain fixed maturity investments               (2,000)        (19,677)          (7,783)
        Provision for write-down of investments
         in certain equity and other securities                 -              (364)            (757)
        Net unrealized holding loss on trading
         securities                                            (685)            -                 -
        Gain on sale of investment in Molins PLC                -               -             18,437
        Net gains on equity and other securities              4,356           6,092            5,591
                                                            -------        --------          -------
                                                            $51,923        $ 51,778          $50,391
                                                            =======        ========          =======


     As a result of the realization of significant gains on sales of securities (including dispositions in connection with the termination or transfer of SPDA and SPWL business) and reinvestment of the proceeds of certain dispositions at the lower prevailing interest rates, the Company recalculated or eliminated deferred policy acquisition costs applicable to the IOP products and provided additional amounts for policyholder benefits applicable to certain fixed rate products as indicated above.

     Proceeds from sales of fixed maturity investments (including securities held for sale) were approximately $1,171,574,000, $2,421,057,000 and $1,016,645,000 during 1993, 1992 and 1991, respectively. Gross gains of approximately $51,839,000, $70,551,000 and $50,797,000 and gross losses (including provisions for write-downs) of approximately $3,587,000, $24,501,000 and $23,677,000 were realized on those sales during 1993, 1992 and 1991, respectively.

     13.  Income Taxes:
          ------------

     As a result of adoption of SFAS 109 in 1993 the future benefit of certain tax loss carryforwards and future deductions was recorded as an asset (net of valuation allowance) and the provision for income taxes for the year ended December 31, 1993 was not reduced for the benefit from utilization of tax loss carryforwards. Adoption of SFAS 109 at January 1, 1993 was principally reflected as follows (in thousands):

      Tax benefits related to acquired companies
       (utilized to eliminate acquired intangibles)                  $ 35,938
      Tax benefits resulting from capital transactions
       (credited to paid-in capital)                                    9,410
      Other tax benefits (reflected as the cumulative
       effect of a change in accounting principle)                    127,152
                                                                     --------
      Benefit of certain tax loss carryforwards and
       future deductions (net of valuation allowance)
       recognized as an increase in deferred tax assets              $172,500
                                                                     ========


          ------------

     The principle components of the deferred tax asset at December 31, 1993 are as follows (in thousands):

      Insurance reserves and unearned premiums                       $ 83,051
      Securities valuation reserves                                     7,187
      Other accrued liabilities                                        26,260
      Liability for unredeemed trading stamps                           9,690
      State taxes                                                       6,421
      Employee benefits and compensation                               11,496
      Deferred taxes on unrealized gains on investments               (27,091)
      Depreciation                                                     (9,480)
      Policy acquisition costs                                          3,097
      Tax loss carryforwards, net of tax sharing payments              60,310
      Other, net                                                       (4,115)
                                                                     --------
                                                                      166,826
          Valuation allowance                                         (52,825)
                                                                     --------
                                                                     $114,001
                                                                     ========


     The valuation allowance principally relates to certain acquired tax loss carryforwards, the usage of which is subject to certain limitations and certain other matters which may restrict the availability of reported tax loss carryforwards. In addition, the amounts reflected above are based on the minimum tax loss carryforwards of Phlcorp and assume that certain proposed regulations affecting the use of Phlcorp's tax loss carryforwards are finalized without significant change. As described more fully herein, substantial additional amounts may be available under certain circumstances.

     The Company believes it is more likely than not that the recorded deferred tax asset will be realized; such realization will principally result from taxable income generated by profitable operations.

     The provision for income taxes for each of the three years in the period ended December 31, 1993 was as follows (in thousands):


                                                       1993       1992        1991
                                                       ----       ----        ----
      State income taxes (principally
       currently payable)                             $ 8,562  $  5,847     $ 6,678
      Federal income taxes:
          Currently payable                            16,793    19,703       4,639
          Applied to reduce deferred tax asset
           recorded under SFAS 109                     35,254      -           -
          Deferred                                       -      (12,892)     (8,058)
      United Kingdom income taxes (principally
       currently payable (refundable))                   -          288      (3,059)
                                                      -------  --------     -------
                                                      $60,609  $ 12,946     $   200
                                                      =======  ========     =======


          ------------

     The table below reconciles the "expected" statutory federal income tax applicable to the actual income tax expense (in thousands).


                                                        1993      1992       1991
                                                        ----      ----       ----
      "Expected" federal income tax                   $61,904  $ 48,808    $ 32,310
      State income taxes, net of federal
       income tax benefit                               5,565     3,900       4,454
      Amortization of excess of acquisition
       cost over net tangible assets acquired           1,154       622         616
      Benefit of foreign tax credit                       -         -        (1,300)
      Benefit from use of loss carryforwards              -     (46,796)    (35,724)
      Minority interest                                   842     7,988       5,255
      Alternative minimum tax                             -       2,723       1,222
      Amounts applicable to prior years taxes
       (principally United Kingdom in 1991
       and 1993)                                         (552)   (4,183)     (6,514)
      Effects of OBRA (defined below)                  (4,215)      -           -
      Reduction in valuation reserve                   (4,100)      -           -
      Other                                                11      (116)       (119)
                                                      -------  --------    --------
         Actual income tax expense                    $60,609  $ 12,946    $    200
                                                      =======  ========    ========


     The provision for income taxes for 1993 only was calculated under SFAS 109. Accordingly, the provisions for periods ended in 1993 are not comparable to provisions for periods ended prior to 1993.

     In August 1993, the Omnibus Budget Reconciliation Act (the "OBRA") was enacted which, among other things, increased certain corporate income tax rates retroactive to the beginning of 1993. Under SFAS 109, deferred income taxes are calculated at the statutory rates scheduled to be in effect when the tax benefit is estimated to be realized.
     When changes in statutory income tax rates are enacted, current and deferred income taxes are recalculated and any resulting adjustment is reflected in the provision for income taxes in the period in which such legislation is enacted.

     The valuation allowance applicable to the deferred income tax asset recorded upon adoption of SFAS 109 gave effect to the possible unavailability of certain income tax deductions. During the third quarter of 1993 certain matters were resolved and the Company reduced the valuation allowance, resulting in a reduction in the provision for income taxes for the year ended December 31, 1993.

     The Company estimates that if SFAS 109 had not been adopted, the provision for income taxes for the year ended December 31, 1993 would have been lower by, and net income (exclusive of amounts applicable to changes in accounting principles) would have been higher by, approximately $42,614,000 (or $1.46 per primary earnings per share and $1.38 per fully diluted earnings per share).

     As previously noted, the Company, certain of the Colonial Penn life insurance subsidiaries and Phlcorp prior to 1993 filed consolidated federal income tax returns with certain subsidiaries (including, with respect to Phlcorp, the WMAC Companies). Phlcorp is included in the Company's consolidated income tax return in 1993.

     Phlcorp, in connection with its 1986 reorganization, entered into a tax settlement agreement (the "Tax Settlement Agreement") with the United States whereby, among other things, Phlcorp agreed that upon utilization of certain pre-reorganization tax loss carryforwards, it would pay 25% of any resultant tax savings to the government, subject to certain limitations. The Tax Settlement Agreement provides that the amount of pre-reorganization operating loss carryforwards will be calculated by a method which, among other things, gives

          ------------

     consideration to the outcome of certain ruling requests made by Phlcorp and provides that post-reorganization net operating losses will be utilized prior to pre-reorganization operating losses in calculating tax sharing payments. In 1991, the Internal Revenue Service ("IRS") issued a favorable ruling on certain rulings requested by Phlcorp. This ruling did not address all matters and, therefore, certain matters remain unresolved. In addition, in the past, the IRS has indicated that it disagrees with Phlcorp's reporting positions on certain post-reorganization deductions and has suggested that such positions violate the Tax Settlement Agreement. Because of these uncertainties, Phlcorp is unable to state with certainty the amount of its available carryforwards. However, Phlcorp believes that it has minimum tax operating loss carryforwards of between $143,000,000 and $302,000,000 at December 31, 1993. The expiration dates for Phlcorp's carryforwards will depend on the outcome of the matters referred to above, although it is unlikely such carryforwards will begin to expire before 1998.

     At December 31, 1993 the Company had loss carryforwards for income tax purposes as follows (in thousands):

[CAPTION]

                 Year of                                   Loss
               Expiration                             Carryforwards
               ----------                           -----------------
                  1994                                 $  1,073
                  1995                                      113
                  1996                                   18,931
                  1997                                      714
                  1998                                      652
                  1999                                    1,321
                  2000                                      654
                  2001                                      621
                  2002                                      588
                  2003                                   17,509
                  2004                                     -
                  2005                                   11,651
                                                       --------
                                                         53,827
      Phlcorp minimum amount, as
         described above                                143,000
                                                       --------
      Total minimum tax loss carryforwards             $196,827
                                                       ========

     Limitations exist under the tax law which may restrict the utilization of the Phlcorp carryforwards subsequent to December 31, 1993 and an aggregate of approximately $25,000,000 of non-Phlcorp tax loss carryforwards. Further, certain of the future deductions may only be utilized in the tax returns of certain life insurance subsidiaries. These limitations were considered when providing the valuation allowance under SFAS 109.

     Under certain circumstances, the value of the carryforwards available could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's shareholders at a special meeting held on December 30, 1992, approved certain charter restrictions which prohibit transfers of the Company's Common Stock under certain circumstances.

     Under prior law, Charter National had accumulated approximately $19,561,000 of special federal income tax deductions allowed life insurance companies as of December 31, 1993 and the Colonial Penn life insurance subsidiaries had accumulated approximately $161,000,000 of such special deductions. Under certain conditions, such amounts could become taxable in future periods. Except with respect to amounts applicable to Colonial Penn's life insurance subsidiaries for which the seller has assumed such liability contractually, the Company does not anticipate any transaction occurring which would cause these amounts to become taxable. In connection with the IRS's examination of certain pre-acquisition tax returns of the Colonial

          ------------

     Penn life insurance companies, the IRS has asserted that approximately $93,025,000 of special federal income tax deductions allowed life insurance companies should have been reflected in taxable income in 1986, resulting in a tax (exclusive of interest and penalties) of approximately $42,792,000. As noted above, the seller is contractually liable for any such taxes (including interest and penalties). The seller has contested the IRS assessment.

     14.  Pension Plans and Other Postemployment and Postretirement Benefits:
          ------------------------------------------------------------------

     Pension expense charged to operations included the following components (in thousands):

                                                        1993       1992       1991
                                                        ----       ----       ----
      Service cost                                  $ 4,297     $ 4,657     $ 2,629
      Interest cost                                   6,100       5,995       3,746
      Actual return on plan assets                   (8,662)     (4,536)     (8,126)
      Net amortization and deferral                   2,399      (1,870)      3,521
                                                    -------     -------     -------
        Net pension expense                         $ 4,134     $ 4,246     $ 1,770
                                                    =======     =======     =======

     Settlement and curtailment gains (losses) of approximately ($292,000), ($366,000) and $1,154,000 were realized in the years ended December 31, 1993, 1992 and 1991, respectively.

     The funded status of the pension plans at December 31, 1993 and 1992 was as follows (in thousands):

                                                                  1993        1992
                                                                  ----        ----
       Actuarial present value of
        accumulated benefit obligation:
         Vested                                                 $73,153    $62,101
         Non-vested                                               2,005      3,335
                                                                -------    -------
                                                                $75,158    $65,436
                                                                =======    =======

       Projected benefit obligation                             $95,849    $86,764
       Plan assets at fair value                                 92,577     86,756
                                                                -------    -------
        Funded status                                            (3,272)        (8)
       Unrecognized prior service cost                              289        374
       Unrecognized net loss at January 1, 1987                     709        714
       Unrecognized net loss from experience
        differences and assumption changes                        4,986      2,988
                                                                -------    -------
         Accrued pension asset                                  $ 2,712    $ 4,068
                                                                =======    =======

     The plans' assets consist primarily of fixed income securities (principally U.S. government and agencies' bonds).

     The projected benefit obligation at December 31, 1993 and 1992 was determined using an assumed discount rate of 7.0% and 7.5%, respectively, and an assumed compensation increase rate of 5.9% and 6.6%, respectively. The assumed long-term rate of return on plan assets was 7.3% and 7.5% at December 31, 1993 and 1992, respectively.

     The Company also has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,066,000, $2,106,000 and $2,491,000 for the years ended
     December 31, 1993, 1992 and 1991, respectively.

     14.  Pension Plans and Other Postemployment and Postretirement
          ---------------------------------------------------------
     Benefits, continued:
     --------

     Several subsidiaries provide certain health care and other benefits to certain retired employees. The costs of such benefits prior to January 1, 1993 were expensed generally as incurred, although liabilities for benefits were recorded in connection with certain acquisitions, including that of Colonial Penn and the Phlcorp Minority Interest. SFAS 106 and SFAS 112 require companies to accrue the cost of providing certain postretirement and postemployment benefits during the employee's period of service. Amounts charged to expense related to such benefits were $2,594,000 in 1993 (principally interest), $1,527,000 in 1992 and $1,256,000 in 1991.

     The accumulated postretirement benefit obligation at December 31, 1993 is as follows (in thousands):

      Retirees                                            $18,154
      Fully eligible active plan participants               3,481
      Other active plan participants                        2,067
                                                          -------
                                                           23,702
      Unrecognized net loss from experience
       differences and assumption changes                  (1,607)
                                                          -------
         Accrued postretirement benefit
            liability                                     $22,095
                                                          =======

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1993. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between approximately 8% and 15% for 1993 declining to an ultimate rate of between 5% and 8% by 2006.

     If the health care cost trend rates were increased by 1%, the accumulated postretirement obligation as of December 31, 1993 would have increased by approximately $1,404,000. The effect of this change on the estimated aggregate of service and interest cost for 1993 would be immaterial.


     15.  Commitments:
          -----------

     The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to fifteen years. Rental expense (net of sublease rental income) charged to operations was approximately $17,555,000 in 1993, $20,791,000 in 1992 and $13,934,000 in 1991. Aggregate minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) and related minimum sublease rentals relating to facilities under lease in effect at December 31, 1993 were as follows (in thousands):

                   Future Minimum      Minimum Sublease               Net
                   Rental Payments       Rental Income          Minimum Rentals
                   ---------------     ----------------         ---------------
      1994           $18,411               $4,287                   $14,124
      1995            17,216                3,258                    13,958
      1996             9,981                1,115                     8,866
      1997             5,258                 -                        5,258
      1998             4,189                 -                        4,189
      Thereafter       6,173                 -                        6,173

     In connection with the sale of certain subsidiaries, the Company has made or guaranteed the accuracy of certain representations given to the acquirer. No material loss is expected in connection with such matters.

          -----------

     In addition, certain of the WMAC Companies that have been returned to the control of the Company have guaranteed the adequacy of certain other matters. The maximum amount of such contingencies is approximately $5,000,000 at December 31, 1993. The Company does not expect a material loss in connection with these guarantees.

     The insurance subsidiaries and the banking subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $735,000,000 at December 31, 1993.

     16.  Litigation:
          ----------
     The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

     17.  Earnings Per Common Share:
          -------------------------
     Earnings per common and dilutive common equivalent share was calculated by dividing net income by the sum of the weighted average number of Common Shares outstanding and the incremental weighted average number of Common Shares issuable upon exercise of warrants for the periods they were outstanding. The number of common and dilutive common equivalent shares used for this calculation was 29,270,000 in 1993, 24,435,000 in 1992 and 23,704,000 in 1991.

     Fully diluted earnings per share was calculated as described above except that in 1992 the incremental number of shares utilized the year end market price for the Company's Common Shares, since the year end market price was above the average for the year. In addition, in 1993, the calculations assume the Convertible Debentures had been converted into Common Shares for the period they were outstanding and earnings increased for the interest on such debentures, net of the income tax effect. The number of shares used for this calculation was 30,743,000 in 1993, 24,516,000 in 1992 and 23,916,000 in 1991.

     18.  Fair Value of Financial Instruments:
          -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about certain financial instruments, whether or not recognized on the balance sheet. Where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In addition, SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

     (a) Investments: The fair values of marketable equity securities and fixed maturity securities are substantially based on quoted market prices, as disclosed in Note 5. It is not practicable to determine the fair value of policyholder loans since such loans generally have no stated maturity, are not separately transferable and are often repaid by reductions to benefits and surrenders.

     (b) Cash and short-term investments: For short-term investments, the carrying amount approximates fair value.

          -----------------------------------

     (c) Loans receivable of banking and lending subsidiaries: The fair value of loans receivable of the banking and lending subsidiaries is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

     (d)  El Salvador Government bonds receivable, net of deferred gain:
     The fair value of the bonds receivable at December 31, 1993 is based on estimated market prices.

     (e) Separate and variable accounts: Separate and variable accounts assets and liabilities are carried at market value, which is a reasonable estimate of fair value.

     (f) Investments in Associated Companies: The fair values of certain foreign power companies are principally estimated based upon quoted market prices. The fair value of CAESS at December 31, 1992 was estimated based upon the agreement with the government of El Salvador as to the amounts to be paid to the Company for the assets which were seized by the government.

     The carrying value of the remaining investments in associated companies approximates fair value.

     (g) The WMAC Companies: The fair value of the WMAC Companies is estimated based upon the Company's assessment of the fair value of their underlying net tangible assets to be received.

     (h) Customer banking deposits: The fair value of customer banking deposits is estimated using rates currently offered for deposits of similar remaining maturities.

     (i) Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices, estimated rates which would be available to the Company for debt with similar terms and, with respect to the Swiss Franc Bonds, the cost to terminate the currency and interest rate hedging agreement. The fair value of variable rate debt is estimated to be the carrying amount.

     (j) Investment contract reserves: SPDA reserves are carried at account value, which is a reasonable estimate of fair value. The fair value of other investment contracts is estimated by discounting the future payments at rates which would currently be offered for contracts with similar terms.

          -----------------------------------

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1993 and 1992 are as follows (in thousands):

                                                                  1993                                  1992
                                                                  ----                                  ----
                                                       Carrying           Fair           Carrying                 Fair
                                                        Amount            Value           Amount                  Value
                                                       --------           -----          --------                 -----
Financial Assets:
 Investments:
  Practicable to estimate
   fair value                                         $2,679,832       $2,682,287       $2,581,413              $2,643,692
  Policyholder loans                                      18,138             -             119,612                   -
 Cash and short-term investments                         291,414          291,414          670,599                 670,599
 Loans receivable of banking and
  lending subsidiaries, net of
  allowance                                              197,403          205,231          162,579                 168,071
 El Salvador Government bonds
  receivable, net of deferred gain                             1            8,458             -                      -
 Separate and variable accounts                          335,357          335,357          215,988                 215,988
 Investments in Associated
  Companies                                               80,873          101,921           48,677                  75,731
 WMAC Companies                                           24,051           56,870           23,348                  50,886

Financial Liabilities:
 Customer banking deposits                               173,365          174,994          186,339                 188,891
 Long-term and other indebtedness                        401,335          418,689          225,588                 236,940
 Investment contract reserves                            105,398          109,597          186,274                 192,042
 Separate and variable accounts                          334,636          334,636          213,492                 213,492


     19.  Segment Information:
          -------------------
     For information with respect to the Company's business segments, see "Financial Information about Industry Segments" in Item 1 included elsewhere herein, which is incorporated by reference into these consolidated financial statements.

     20.  Other Results of Operations Information:
          ---------------------------------------

     Investment and other income for each of the three years in the period ended December 31, 1993 consist of the following (in thousands):

                                                        1993         1992          1991
                                                        ----         ----          ----
      Interest on short-term investments            $ 14,867      $ 17,750     $ 13,699
      Interest on fixed maturities                   158,203       213,224      160,199
      Service fee income                              15,309        12,321        8,187
      Gain on sale of Bolivian Power                  12,981          -            -
      Gain on sale of loan origination offices          -           12,128         -
      Gains related to Cambrian & General               -             -           9,359
      Other                                           29,873        31,929       34,977
                                                    --------      --------     --------
                                                    $231,233      $287,352     $226,421
                                                    ========      ========     ========

     During 1991, settlement of certain litigation related to Cambrian & General, a subsidiary, was approved and, accordingly, reserves which were no longer required were eliminated. In addition, payments on certain investments, which were carried at no value, were received in that year. As a result, during 1991, the Company recognized income of approximately $9,359,000.

          ---------------------------------------

     Taxes, other than income or payroll, included in operations amounted to approximately $36,839,000 (including $21,295,000 of premium taxes) for the year ended December 31, 1993, $35,051,000 (including $21,153,000 of premium taxes) for the year ended December 31, 1992 and $19,627,000 (including $9,321,000 of premium taxes) for the year ended December 31, 1991.

     Advertising costs amounted to approximately $10,394,000, $9,578,000 and $10,623,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     Research and development costs, principally applicable to development of a database marketing program by the trading stamp subsidiary prior to 1992, approximated $8,928,000 in 1991 and were not material in 1992 and 1993. During 1991, the Company decided to discontinue development of the database marketing program. Accordingly, amounts for 1991 include shutdown costs.

     21.   Subsequent Event:
           ----------------
     During the first quarter of 1994, the Company and an equal partner agreed to acquire a 60% interest in Caja de Ahorro y Seguro S.A. ("Caja") for a purchase price of approximately $85,000,000, subject to final adjustment. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. Caja has (unaudited) assets in excess of approximately $500,000,000. Reliable historical operating data for Caja is not available.

     22.   Selected Quarterly Financial Data (Unaudited):
           ---------------------------------------------

                                                                  First           Second            Third          Fourth
                                                                 Quarter          Quarter          Quarter         Quarter
                                                                 -------          -------          -------         -------
                                                                          (In thousands, except per share amounts)
1993:
- ----
Revenues                                                         $360,086       $372,068          $336,086         $339,818
                                                                 ========       ========          ========         ========
Income before cumulative effects
 of changes in accounting principles                             $ 25,852       $ 32,935          $ 32,806         $ 24,666
                                                                 ========       ========          ========         ========
Cumulative effects of changes in
 accounting principles                                           $129,195       $   -             $   -            $   -
                                                                 ========       ========          ========         ========
Net income                                                       $155,047       $ 32,935          $ 32,806         $ 24,666
                                                                 ========       ========          ========         ========
Earnings per common and dilutive
 common equivalent share:
  Income before cumulative effects
   of changes in accounting principles                              $ .88          $1.13             $1.12             $.85
  Cumulative effects of changes in
   accounting principles                                             4.37            -                 -                -
                                                                    -----         ------            ------            -----
  Net income                                                        $5.25          $1.13             $1.12             $.85
                                                                    =====          =====             =====             ====
Number of shares used in calculation                               29,514         29,209            29,216           29,145
                                                                   ======         ======            ======           ======
Fully diluted earnings per common share:
  Income before cumulative effects
   of changes in accounting principles                              $ .87          $1.09             $1.09             $.83
  Cumulative effects of changes in
   accounting principles                                             4.25            -                 -                 -
                                                                    -----          -----             -----             ----
  Net income                                                        $5.12          $1.09             $1.09             $.83
                                                                    =====          =====             =====             ====
Number of shares used in calculation                               30,383         30,955            30,955           30,884
                                                                   ======         ======            ======           ======

1992:
- ----
Revenues                                                         $427,291       $383,732          $383,474         $378,518
                                                                 ========       ========          ========         ========
Net income                                                       $ 23,436       $ 34,256          $ 28,632         $ 44,283
                                                                 ========       ========          ========         ========
Earnings per common and dilutive
 common equivalent share                                             $.97          $1.42             $1.17            $1.79
                                                                     ====          =====             =====            =====
Number of shares used in calculation                               24,214         24,188            24,578           24,763
                                                                   ======         ======            ======           ======
Earnings per fully diluted common share                              $.97          $1.42             $1.16            $1.78
                                                                     ====          =====             =====            =====
Number of shares used in calculation                               24,292         24,188            24,670           24,916
                                                                   ======         ======            ======           ======

     In 1993 and 1992, the total of quarterly per share amounts do not necessarily equal annual per share amounts.

     SCHEDULE I - Summary of Investments - Other Than Investments in
     Affiliates
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     December 31, 1993 and 1992

                                                                                               1993
                                                                            ----------------------------------------
                                                                                 Original        Market      Book
                                                                                 Cost(a)         Value       Value
                                                                                 --------------------------------
                                                                                        (Thousands of dollars)
        Investments Held to Maturity:
         Bonds and notes:
           U.S. Government agencies and authorities                           $   55,556    $   57,965  $   55,556
           States, municipalities and political subdivisions                       2,175         2,220       2,175
           All other corporates                                                      477           470         477
         Other fixed maturities                                                   16,588        16,588      16,588
                                                                              ----------    ----------  ----------
               Total investments held to maturity                                 74,796        77,243      74,796
                                                                              ----------    ----------  ----------
        Investments Available for Sale:
         Fixed maturities:
           Bonds and notes:
            U.S. Government agencies and authorities                           1,924,697     1,965,647   1,965,647
            States, municipalities and political subdivisions                     68,469        69,295      69,295
            Foreign governments                                                    9,726        13,625      13,625
            Public utilities                                                     117,927       122,002     122,002
            All other corporates                                                 307,420       327,726     327,726
           Preferred stock (non-equity)                                              392           368         368
                                                                              ----------    ----------  ----------
             Total fixed maturities                                            2,428,631     2,498,663   2,498,663
                                                                              ----------    ----------  ----------
         Equity securities:
           Preferred stocks                                                        1,346         1,412       1,412
           Common stocks:
            Banks, trusts and insurance companies                                 15,570        15,492      15,492
            Industrial, miscellaneous and all other                                1,633         8,926       8,926
                                                                              ----------    ----------  ----------
             Total equity securities                                              18,549        25,830      25,830
                                                                              ----------    ----------  ----------
               Total investments available for sale                            2,447,180     2,524,493   2,524,493
                                                                              ----------    ----------  ----------
        Trading Securities:
         Fixed maturities - corporate bonds and notes                             25,029        26,172      26,172
                                                                              ----------    ----------  ----------
         Equity securities:
          Preferred stocks                                                        13,115        13,681      13,681
          Common stocks - industrial, miscellaneous
           and all other                                                             222           220         220
                                                                              ----------    ----------  ----------
            Total equity securities                                               13,337        13,901      13,901
                                                                              ----------    ----------  ----------
         Options                                                                   2,212         1,911       1,911
                                                                              ----------    ----------  ----------
               Total trading securities                                           40,578        41,984      41,984
                                                                              ----------    ----------  ----------
        Short-term investments                                                   247,403       247,403     247,403
        Policyholder loans                                                        18,138        18,138      18,138
        Other, including accrued interest                                         38,745        38,747      38,739
                                                                              ----------    ----------  ----------
               Total investments                                               2,866,840     2,948,008   2,945,553

        Less, amounts included in cash and
         short-term investments                                                  247,583       247,583     247,583
                                                                              ----------    ----------  ----------
               Net investments                                                $2,619,257    $2,700,425  $2,697,970
                                                                              ==========    ==========  ==========

        (a) Original cost has been adjusted for repayments and amortization of premium and discounts on bonds and write-downs to reflect impairment in value.

     SCHEDULE I - Summary of Investments - Other Than Investments in Affiliates, continued
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     December 31, 1993 and 1992

                                                                                         1992
                                                                    ----------------------------------------------
                                                                     Original            Market              Book
                                                                     Cost(a)             Value               Value
                                                                     --------------------------------------------
                                                                                 (Thousands of dollars)
Fixed maturities:
 Bonds and notes:
   U.S. Government agencies and authorities                        $1,720,936        $1,755,396          $1,720,936
   States, municipalities and political subdivisions                   23,709            24,789              23,709
   Foreign governments                                                 53,137            56,550              53,137
   Public utilities                                                   115,681           120,043             115,681
   All other corporates                                               379,762           389,634             379,762
 Preferred stock (non-equity)                                           3,194             3,194               3,194
 Other                                                                 31,346            31,346              31,346
                                                                   ----------        ----------          ----------
   Total fixed maturities                                           2,327,765         2,380,952           2,327,765
                                                                   ----------        ----------          ----------
Equity securities:
 Preferred stocks                                                       2,152             2,217               2,217
 Common stocks:
   Banks, trusts and insurance companies                                5,763             5,925               5,763
   Industrial, miscellaneous and all other                              1,867             4,902               2,275
                                                                   ----------        ----------          ----------
   Total equity securities                                              9,782            13,044              10,255
                                                                   ----------        ----------          ----------
Short-term investments                                                616,635           616,635             616,635
Policyholder loans                                                    119,612           119,612             119,612
Other, including accrued interest                                      38,801            38,366              38,366
Investments held for sale                                             205,364           211,667             205,364
                                                                   ----------        ----------          ----------
   Total investments                                                3,317,959         3,380,276           3,317,997

Less, amounts included in cash and
 short-term investments                                               616,972           616,972             616,972
                                                                   ----------        ----------          ----------
   Net investments                                                 $2,700,987        $2,763,304          $2,701,025
                                                                   ==========        ==========          ==========

(a) Original cost has been adjusted for repayments and amortization of premium and discounts on bonds and write-downs to reflect impairment in value.


     SCHEDULE III - Condensed Financial Information of Registrant
     LEUCADIA NATIONAL CORPORATION
     BALANCE SHEETS
     December 31, 1993 and 1992



                                                                  1993              1992
                                                                  ----              ----
                                                                  (Thousands of dollars)
      ASSETS
      ------
      Investments                                              $   87,853        $   -
      Deferred income taxes                                       114,001            -
      Miscellaneous receivables and other assets                   31,457           5,957
      Investments in and advances to/from subsidiaries, net     1,069,096         817,809
                                                               ----------        --------
                                                               $1,302,407        $823,766
                                                               ==========        ========
      LIABILITIES
      -----------
      Accounts payable, expense accruals and income
       taxes payable                                           $   16,458        $ 11,327
      Debt, including current maturities                          378,093         194,278
                                                               ----------        --------


                                                                  394,551         205,605
                                                               ----------        --------


      SHAREHOLDERS' EQUITY
      --------------------
      Common shares, par value $1 per share,
       authorized 150,000,000 and 60,000,000 shares;
       27,897,023 and 27,944,535 shares issued and
       outstanding, after deducting 30,260,664 and
       29,978,256 shares held in treasury                          27,897          27,945
      Additional paid-in capital                                  125,013         123,656
      Net unrealized gain on investments                           49,912               9
      Retained earnings                                           705,034         466,551
                                                               ----------        --------
           Total shareholders' equity                             907,856         618,161
                                                               ----------        --------
                                                               $1,302,407        $823,766
                                                               ==========        ========















                           See notes to this schedule.

     SCHEDULE III - Condensed Financial Information of Registrant, continued:
     LEUCADIA NATIONAL CORPORATION
     STATEMENTS OF INCOME
     For the years ended December 31, 1993, 1992 and 1991

[CAPTION]


                                                     1993      1992      1991
                                                     ----      ----      ----
                                               (In thousands, except per share amounts)

     Investment income, net                         $23,538  $ 25,852  $ 15,257
     Equity in income from
      operations of subsidiaries                    155,515   139,605   114,805
                                                   --------  --------  --------
                                                    179,053   165,457   130,062
                                                   --------  --------  --------
     Interest expense                                38,778    32,609    31,745
     Other expenses, net                             24,016     2,241     3,487
                                                   --------  --------  --------
                                                     62,794    34,850    35,232
                                                   --------  --------  --------

       Income before cumulative effects of
        changes in accounting principles            116,259   130,607    94,830

     Cumulative effects of changes in
      accounting principles, including amounts
      related to subsidiaries                       129,195      -         -
                                                   --------  --------  --------
         Net income                                $245,454  $130,607  $ 94,830
                                                   ========  ========  ========

     Earnings per common and dilutive
      common equivalent share:
       Income before cumulative effects of changes
        in accounting principles                      $3.97     $5.35     $4.00
       Cumulative effects of changes in accounting
        principles                                     4.41       -         -
                                                      -----     -----     -----

         Net income                                   $8.38     $5.35     $4.00
                                                      =====     =====     =====
     Fully diluted earnings per common share:
       Income before cumulative effects of changes
        in accounting principles                      $3.89     $5.33     $3.97
       Cumulative effects of changes in accounting
        principles                                     4.20       -         -
                                                      -----     -----     -----

         Net income                                   $8.09     $5.33     $3.97
                                                      =====     =====     =====


                          See notes to this schedule.

     SCHEDULE III - Condensed Financial Information of Registrant, continued:
     LEUCADIA NATIONAL CORPORATION
     STATEMENTS OF CASH FLOWS
     For the years ended December 31, 1993, 1992 and 1991



                                                                           1993                1992              1991
                                                                           ----                ----              ----
                                                                                        (Thousands of dollars)
        Net cash flows from operating activities:
        ----------------------------------------
        Net income                                                     $ 245,454          $ 130,607         $  94,830
        Adjustments to reconcile net income to net
         cash provided by (used for) operations:
         Depreciation and amortization                                     1,066                429               390
         Net securities (gains)                                             -                  -                  (99)
         Equity in earnings of subsidiaries (excluding
          cumulative effects of changes in accounting
          principles)                                                   (155,515)          (139,605)         (114,805)
         Cumulative effects of changes in accounting
          principles, including amounts related to
          subsidiaries                                                  (129,195)              -                 -
         Net change in miscellaneous receivables                            (215)              (257)           (1,309)
         Net change in other assets                                      (13,095)            (3,730)               50
         Net change in investments in and advances
          to/from subsidiaries, net                                      (22,917)            45,743            23,632
         Net change in accounts payable, expense
          accruals and income taxes                                        5,131             (8,070)            6,397
         Other                                                             2,263              5,419               216
                                                                       ---------           --------         ---------
          Net cash provided by (used for)
            operating activities                                         (67,023)            30,536             9,302
                                                                       ---------           --------         ---------
        Net cash flows from investing activities:
        ----------------------------------------
        Dividends received from subsidiaries                                 -                  375             9,295
        Capital contribution to subsidiaries                              (6,008)               (40)          (25,464)
        Purchase of investments (other than short-term)                  (96,349)              -                 -
        Proceeds from sales of investments                                   -                 -                  205
                                                                        --------          ---------         ---------
          Net cash provided by (used for)
            investing activities                                        (102,357)               335           (15,964)
                                                                       ---------          ---------         ---------
        Net cash flows from financing activities:
        ----------------------------------------
        Net change in credit agreement and other
         short-term borrowings                                            (1,547)           (72,793)          (19,000)
        Issuance of long-term debt, net of issuance costs                194,140            124,063            35,000
        Reduction of long-term debt                                      (13,750)           (59,217)           (7,750)
        Purchase of warrants to acquire common shares                       -               (14,700)             -
        Purchase of common shares for treasury                            (2,492)            (2,850)           (1,373)
        Dividends paid                                                    (6,971)            (5,589)             -
                                                                       ---------          ---------         ---------
          Net cash provided by (used for)
            financing activities                                         169,380            (31,086)            6,877
                                                                       ---------          ---------         ---------
          Net increase (decrease) in cash and
            short-term investments                                          -                  (215)              215
        Cash and short-term investments at January 1,                       -                   215              -
                                                                       ---------          ---------         ---------
        Cash and short-term investments at December 31,                $    -             $    -            $     215
                                                                       =========          =========         =========
        Supplemental disclosures of cash flow information:
        Cash paid during the year for:
         Interest                                                        $23,296            $24,305           $19,676
         Net income tax payments (refunds)                               $    19            $ 4,924           $(2,539)


                           See notes to this schedule.

     SCHEDULE III - Condensed Financial Information of Registrant, continued:
     LEUCADIA NATIONAL CORPORATION
     NOTES TO SCHEDULE
     For the years ended December 31, 1993, 1992 and 1991




     A. The notes to consolidated financial statements of Leucadia National Corporation and Subsidiaries are incorporated by reference to this schedule.

     B. The statements of shareholders' equity are the same as those presented for Leucadia National Corporation and Subsidiaries.

     C. Equity in the income of the subsidiaries is after reflecting income taxes recorded by the subsidiaries. In 1993, 1992 and 1991, there was no provision for income taxes provided by the parent company. Tax sharing payments received from subsidiaries were $64,566,000 in 1993, $38,773,000 in 1992, and $6,698,000 in
          1991.

     D. The deferred income tax asset of $114,001,000 at December 31, 1993 has not been allocated to the individual subsidiaries.

     SCHEDULE V - Supplementary Insurance Information
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1993, 1992 and 1991


                                                                                                Life and
                                                                                                  Other
                                                                                                Benefits
                                                                                                   and
                                                                                               Increase in
                                                                                                 Future
                  Deferred                                                                       Policy
                   Policy                                                                       Benefits
                Acquisition                       Separate                                       Net of
                 Costs and                           and        Policy                         Increase in
                  Value of   Future               Variable       and                    Net     Deferred     Other     Non-Life
                 Insurance   Policy    Unearned   Accounts     Contract    Premium  Investment Acquisition Operating   Premiums
                  In Force  Benefits   Premiums  Liabilities    Claims     Revenue    Income      Costs     Expenses   Written
                ----------  --------   --------  -----------   --------    -------  ---------- ----------- ---------   --------
                                                                (Thousands of dollars)
1993
- ----
Life Insurance    $21,204 $1,023,736   $ 13,035    $334,636  $   29,804   $181,802   $ 74,443    $179,127   $ 84,239   $ 60,119
                  ------- ----------   --------    --------  ----------   --------   --------    --------   --------   --------
Property and
 Casualty
 Insurance:
  Automobile       22,230       -       254,670        -        762,228    573,037     72,937     488,472     53,214    611,530
  Commercial       10,233       -        79,002        -        251,919     91,164     18,364      85,270     10,057     95,389
  Miscellaneous
   and personal     1,743       -        33,553        -         37,721     47,847      3,637      36,883      7,761     45,844
                  ------- ----------   --------    --------  ----------   --------   --------    --------   --------   --------
                   34,206       -       367,225        -      1,051,868    712,048     94,938     610,625     71,032    752,763
                  ------- ----------   --------    --------  ----------   --------   --------    --------   --------   --------
                  $55,410 $1,023,736   $380,260    $334,636  $1,081,672   $893,850   $169,381    $789,752   $155,271   $812,882
                  ======= ==========   ========    ========  ==========   ========   ========    ========   ========   ========

1992
- ----
Life Insurance    $45,700 $1,420,182   $ 19,186    $213,492  $   31,438   $233,744   $123,217    $261,287   $ 87,160   $114,640
                  ------- ----------   --------    --------  ----------   --------   --------    --------   --------   --------
Property and
 Casualty
 Insurance:
  Automobile       21,810       -       241,046        -        701,253    561,673     84,710     503,424     59,715    607,726
  Commercial        9,574       -        46,475        -        199,934     86,596     22,797      82,555      8,725     84,015
  Miscellaneous
   and personal     1,811       -        32,927        -         37,412     50,930      4,419      49,407      7,656     47,592
                  ------- ----------   --------    --------   ---------   --------   --------    --------   --------   --------
                   33,195       -       320,448        -        938,599    699,199    111,926     635,386     76,096    739,333
                  ------- ----------   --------    --------   ---------   --------   --------    --------   --------   --------
                  $78,895 $1,420,182   $339,634    $213,492  $  970,037   $932,943   $235,143    $896,673   $163,256   $853,973
                  ======= ==========   ========    ========  ==========   ========   ========    ========   ========   ========

1991
- ----
Life Insurance    $56,601 $1,604,090   $ 29,235    $162,424  $   35,508   $131,379   $102,441    $196,300   $ 33,034   $ 68,790
                  ------- ----------   --------    --------  ----------   --------   --------    --------   --------   --------
Property and
 Casualty
 Insurance:
  Automobile       15,315       -       195,889        -        717,696    272,703     40,861     267,715     12,367    253,705
  Commercial        9,431       -        47,238        -        229,389     87,491     24,111      72,495     11,845     86,099
  Miscellaneous
   and personal     1,635       -        36,265        -         33,297     25,711      2,848      21,617      3,582     24,014
                  ------- ----------   --------    --------  ----------   --------   --------    --------   --------   --------
                   26,381       -       279,392        -        980,382    385,905     67,820     361,827     27,794    363,818
                  ------- ----------   --------    --------  ----------   --------   --------    --------   --------   --------
                  $82,982 $1,604,090   $308,627    $162,424  $1,015,890   $517,284   $170,261    $558,127   $ 60,828   $432,608
                  ======= ==========   ========    ========  ==========   ========   ========    ========   ========   ========


     SCHEDULE VI - Schedule of Reinsurance
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1993, 1992 and 1991


                                                                                                          Percentage
                                                                                                              of
                                                                Ceded         Assumed                       Amount
                                               Direct          To Other      From Other         Net         Assumed
                                               Business       Companies      Companies         Amount       To Net
                                              ----------     -----------    ------------      --------   ----------
                                                                  (Thousands of dollars)
        1993
        ----
        Life insurance in force               $2,696,000      $623,000      $   192,000     $ 2,265,000      8.48%
                                              ==========      ========      ===========     ===========
        Premiums:
        Life insurance                        $  118,095      $  1,084      $       143     $   117,154       .12%
        Accident and health insurance             68,109           771           (1,735)         65,603     (2.64%)
        Property and liability
         insurance                               707,593        31,720           35,220         711,093      4.95%
                                              ----------      --------      -----------     ----------
            Total premiums                    $  893,797      $ 33,575      $    33,628     $   893,850      3.76%
                                              ==========      ========      ===========     ===========

        1992
        ----
        Life insurance in force               $3,540,000      $ 63,000      $   189,000     $ 3,666,000      5.16%
                                              ==========      ========      ===========     ===========
        Premiums:
        Life insurance                        $  117,539      $ (1,762)     $      (632)    $   118,669      (.53%)
        Accident and health insurance             87,550           822           29,377         116,105     25.30%
        Property and liability
         insurance                               771,213        91,571           18,527         698,169      2.65%
                                              ----------      --------      -----------     -----------
            Total premiums                    $  976,302      $ 90,631      $    47,272     $   932,943      5.07%
                                              ==========      ========      ===========     ===========

        1991
        ----
        Life insurance in force               $3,698,000      $572,000      $13,706,000     $16,832,000     81.43%
                                              ==========      ========      ===========     ===========
        Premiums:
        Life insurance                        $   43,265      $  1,585      $    20,064     $    61,744     32.50%
        Accident and health insurance             34,084           488           37,080          70,676     52.46%
        Property and liability
         insurance                               441,610        63,344            6,598         384,864      1.71%
                                              ----------      --------      -----------     -----------
            Total premiums                    $  518,959      $ 65,417      $    63,742     $   517,284     12.32%
                                              ==========      ========      ===========     ===========


     SCHEDULE VIII - Valuation and Qualifying Accounts
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1993, 1992 and 1991



                                                             Additions                        Deductions
                                                ---------------------------------     -----------------------
                                   Balance at   Charged to                                                         Balance
                                   Beginning    Costs and                                             Sale of      at End of
        Description                of Period    Expenses      Recoveries   Other(*)    Write Offs     Receivable     Period
        -----------                -----------  -----------   ----------   ------      ----------     ----------   --------
                                                                   (Thousands of dollars)
1993
- ----
Loan receivables of banking
 and lending subsidiaries          $ 6,973       $ 2,364       $1,891      $  -         $ 2,887        $  -         $ 8,341
Trade, notes and other
 receivables                         5,094         4,315        1,796         -           6,020           -           5,185
                                   -------       -------       ------      -------      -------         -----       -------
   Total allowance for
    doubtful accounts              $12,067       $ 6,679       $3,687      $  -         $ 8,907        $ -          $13,526
                                   =======       =======       ======      =======      =======        ======       =======
Reinsurance receivable             $  -          $ 5,753       $  -        $78,072      $  -           $ -          $83,825
                                   =======       =======       ======      =======      =======        ======       =======

1992
- ----
Loan receivables of banking
 and lending subsidiaries          $ 7,704       $ 4,865       $1,420      $ 2,000      $ 5,920        $3,096       $ 6,973
Trade, notes and other
 receivables                         5,733         4,572        1,304         -           6,515          -            5,094
                                   -------       -------       ------      -------      -------        ------       -------
   Total allowance for
    doubtful accounts              $13,437       $ 9,437       $2,724      $ 2,000      $12,435        $3,096       $12,067
                                   =======       =======       ======      =======      =======        ======       =======

1991
- ----
Loan receivables of banking
 and lending subsidiaries          $ 6,782       $ 4,537       $1,143      $  -         $ 4,758        $ -          $ 7,704
Trade, notes and other
 receivables                         6,465         3,839        1,088         -           5,659          -            5,733
                                   -------       -------       ------      -------      -------        ------       -------
   Total allowance for
    doubtful accounts              $13,247         8,376       $2,231      $  -         $10,417        $ -          $13,437
                                   =======                     ======      =======      =======        ======       =======
Reinsurance                                        4,739
                                                 -------

   Total charged to operations                   $13,115
                                                 =======

    (*) Principally relates to implementation of SFAS 113 in 1993 and acquisition of companies in 1992.


     SCHEDULE IX - Short-Term Borrowings
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1993, 1992 and 1991




                           At December 31,
                          --------------------
                                       Weighted     Maximum         Average     Weighted
                                        Average     Amount          Amount       Average
                                       Interest   Outstanding     Outstanding   Interest
                            Balance     Rate(1)  During Year(2)  During Year(2)  Rate(1)
                            -------    --------  --------------  --------------  -------
                                                 (Thousands of dollars)
      1993
      ----
      Credit agreements     $   -         - %       $   -          $  2,658      4.1%
      Commercial paper           660     3.4%          1,461            979      3.4%
      Other                  173,365     4.7%        190,485        180,797      5.1%
                            --------                --------       --------
                            $174,025                $191,946       $184,434
                            ========                ========       ========

      1992
      ----
      Credit agreements     $   -         - %       $167,500       $ 68,334      5.9%
      Commercial paper         2,207     3.8%          1,236          1,495      3.9%
      Other                  190,470     5.1%        206,916        201,190      6.2%
                            --------                --------       --------
                            $192,677                $375,652       $271,019
                            ========                ========       ========

      1991
      ----
      Credit agreements     $ 75,000     6.4%       $144,000       $ 81,106      8.0%
      Other                  194,862     6.8%        198,927        196,691      7.7%
                            --------                --------       --------
                            $269,862                $342,927       $277,797
                            ========                ========       ========


      (1)         The weighted average interest rates do not necessarily represent the financial statement impact of short-term borrowings since the Company's
                  "interest rate swap" agreements have the practical effect of converting borrowings under short-term arrangements to a fixed borrowing rate (see
                  Note 9).

      (2)         The average amount outstanding is the average of the daily balances except for customer banking deposits which are based on month-end balances; the maximum amount outstanding is based on the month-end which had the highest aggregate balance.


     SCHEDULE X - Schedule of Supplemental Information for Property and Casualty Insurance
      Underwriters
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1993, 1992 and 1991





                                  Discount, if any,    Claims and Claim
                                 Deducted in Reserves  Adjustment Expenses     Paid Claims
                                for Unpaid Claims and  Incurred Related to:     and Claim
                                   Claim Adjustment    --------------------    Adjustment
                                       Expenses      Current Year Prior Year    Expenses
                                    --------------   ------------ ----------   -----------
                                                    (Thousands of dollars)
      1993
      ----
      Automobile                         $ -          $512,832     $(66,571)      $464,254
      Commercial                          271           68,543       (1,679)        53,355
      Miscellaneous and personal           -            42,657       (9,324)        37,301
                                         ----         --------     --------       --------
        Total property and casualty      $271         $624,032     $(77,574)      $554,910
                                         ====         ========     ========       ========

      1992
      ----
      Automobile                         $ -          $487,240     $(22,849)      $513,165
      Commercial                          151           83,543      (19,063)        58,647
      Miscellaneous and personal           -            48,908       (2,928)        45,370
                                         ----         --------     --------       --------
        Total property and casualty      $151         $619,691     $(44,840)      $617,182
                                         ====         ========     ========       ========

      1991
      ----
      Automobile                         $ -          $235,943     $  8,825       $248,341
      Commercial                          168           64,924       (9,963)        51,750
      Miscellaneous and personal           -            19,644         (771)        20,986
                                         ----         --------     --------       --------
        Total property and casualty      $168         $320,511     $ (1,909)      $321,077
                                         ====         ========     ========       ========


                                  EXHIBIT INDEX

     Exhibit                                                     Exemption
     Number                        Description                   Indication
     -------                       -----------                   ----------

     3.1       Restated Certificate of Incorporation (filed as
               Exhibit 5.1 to the Company's Current Report on
               Form 8-K dated July 14, 1993).*

     3.2 By-laws (as amended) (filed as Exhibit 4.5 to the Company's Registration Statement No. 33-
               57054).*

     4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

     10.1      1982 Stock Option Plan, as amended August 28,
               1991 (filed as Annex B to the Company's Proxy
               Statement dated July 21, 1992).*

     10.2      1992 Stock Option Plan (filed as Annex C to the
               Company's Proxy Statement dated July 21, 1992).*

     10.3(a) Restated Articles and Agreement of General Partnership, effective as of February 1, 1982, of The Jordan Company (filed as Exhibit 10.3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986).*

     10.3(b)   Amendments dated as of December 31, 1989 and
               December 1, 1990 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit
               10.2(b) to the Company's 1991 10-K).*

     10.3(c) Amendment dated as of December 17, 1992 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.3(c) to the l992 10-
               K).*

     10.3(d) Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as
               Exhibit 10.20 to the Company's Registration
               Statement No. 33-00606).*

     10.4 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Ian M. Cumming (filed as Exhibit 10.14 to the 1983 10-K).*

     10.5 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Joseph S. Steinberg
               (filed as Exhibit 10.15 to the 1983 10-K).*

     10.6 Stock Purchase and Sale Agreement dated as of April 5, 1991, by and between FPL Group Capital Inc. and the Company (filed as Exhibit B to the Company's Current Report on Form 8-K dated August 23, 1991).*

     10.7 Agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg
               (filed as Exhibit 10.6 to the Company's 1991
               10-K).*

     10.8 Agreement dated as of January 10, 1992 between Ian M. Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the Company's 1991 10-K).*

     _________________________

     * Incorporated by reference.

                                  EXHIBIT INDEX

     Exhibit                                                     Exemption
     Number                        Description                   Indication
     -------                       -----------                   ----------

     10.9 Agreement dated as of January 10, 1992 between Joseph S. Steinberg, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.8 to the Company's 1991 10-
               K).*

     10.10(a) Agreement dated April 23, 1992 between AIC Financial Services, Inc. (an Alabama corporation), AIC Financial Services (a Mississippi corporation) and AIC Financial Services (a South Carolina corporation) (collectively, "Seller") and Norwest Financial Resources, Inc. (filed as Exhibit 10.10(a) to the 1992 10-K).*

     10.10(b) Purchase Agreement between A.I.C. Financial Services, Inc., American Investment Bank, N.A., American Investment Financial and Terracor II d/b/a AIC Financial Fund, Seller, and Associates Financial Services Company, Inc., Buyer, dated November 5, 1992 (filed as Exhibit 10.10(b) to the Company's Registration Statement No. 33-55120).*

     10.11(a) Agreement and Plan of Merger, dated as of October 22, 1992, by and among the Company, Phlcorp Acquisition Company and PHLCORP, Inc. (filed as Exhibit 5.2 to the Company's Current Report on Form 8-K dated October 22, 1992).*

     10.11(b)  Amendment dated December 10, 1992, to the Merger
               Agreement referred to in 10.11(a) above (filed as Exhibit 5.2 to the Company's Current Report on Form 8-K dated December 14, 1992).*

     10.12(a)  Agreement between Leucadia, Inc. and Ian M.
               Cumming, dated as of December 28, 1992 (filed as
               Exhibit 10.12(a) to the 1992 10-K).*

     10.12(b) Escrow and Security Agreement by and among Leucadia, Inc., Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.12(b) to the 1992 10-K).*

     10.13(a)  Agreement between Leucadia, Inc. and Joseph S.
               Steinberg, dated as of December 28, 1992 (filed as Exhibit 10.13(a) to the 1992 10-K).*

     10.13(b) Escrow and Security Agreement by and among Leucadia, Inc., Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.13(b) to the 1992 10-K).*

     10.14     Settlement Agreement between Baldwin-United
               Corporation and the United States dated August
               27, 1985 concerning tax issues (filed as Exhibit
               10.14 to the 1992
               10-K).*

     10.15 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as
               Exhibit 10.15 to the 1992 10-K).*

     10.16 Reinsurance Agreement, dated as of December 31, 1991, by and between Colonial Penn Insurance Company and American International Insurance Company (filed as Exhibit 10.16 to the 1992 10-
               K).*
     _________________________

     * Incorporated by reference.

                                  EXHIBIT INDEX

     Exhibit                                                     Exemption
     Number                        Description                   Indication
     -------                       -----------                   ----------

     10.17 Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming.

     10.18 Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg.

     10.19(a)  Agreement between the Company and Ian M.
               Cumming, dated as of December 28, 1993.

     10.19(b) Escrow and Security Agreement by and among the Company, Ian M. Cumming and Weil, Gotshal &
               Manges, as escrow agent, dated as of December
               28, 1993.

     10.20(a)  Agreement between the Company and Joseph S.
               Steinberg, dated as of December 28, 1993.

     10.20(b) Escrow and Security Agreement by and among the Company, Joseph S. Steinberg and Weil, Gotshal &
               Manges, as escrow agent, dated as of December
               28, 1993.

     21        Subsidiaries of the registrant.

     23 Consent of independent certified public accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277).

     28        Schedule P of the 1993 Annual Statement to            P
               Insurance Departments of the Colonial Penn
               Insurance Company and Affiliated Fire & Casualty
               Insurers, the Empire Insurance Company,
               Principal Insurer, and Colonial Penn Madison
               Insurance Company.
























     _________________________

     * Incorporated by reference.