Form 10-K/A
period 1993-12-31
LEUCADIA NATIONAL CORP
filed 1994-04-29
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-K/A

                               -------------

                              Amendment No. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1993
                                     or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________

                      Commission file number:  1-5721

                       LEUCADIA NATIONAL CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               New York                              13-2615557
- --------------------------------------  ----------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification
    Incorporation or Organization)                      No.)

                           315 Park Avenue South
                         New York, New York  10010
                               (212) 460-1900
- ---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
          Title of Each Class                   on Which Registered
- --------------------------------------  ----------------------------------

Common Shares, par value $1 per share   New York Stock Exchange
                                        Pacific Stock Exchange

10-3/8% Senior Notes due June 15, 2002  New York Stock Exchange

5-1/4% Convertible Subordinated         New York Stock Exchange
Debenture due February 1, 2003

7-3/4% Senior Notes due August 15,      New York Stock Exchange
2013

        Securities registered pursuant to Section 12(g) of the Act:

                                    None
- ---------------------------------------------------------------------------
                              (Title of Class)

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


                                        (Cover Page continued on next page)

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 16, 1994, computed by reference to the closing sale price of the registrant's Common Stock on the New York 1994 Stock Exchange on such date:
$621,552,120.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]
On March 16, 1994, the registrant had outstanding 27,948,823 shares of Common Stock, par value $1 per share, which is the registrant's only class of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                EXPLANATORY NOTE

          This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 1993:

                                    PART III


     Item 10.  Directors and Executive Officers of the Registrant.
     -------   --------------------------------------------------

          As of March 31, 1994, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:



                 NAME                          AGE         POSITION                  OFFICE HELD SINCE
                 ----                          ---         --------                  -----------------
         Ian M. Cumming . . . . . . . . . .      53        Chairman of the Board         June 1978
         Joseph S. Steinberg  . . . . . . .      50        Director and President        December 1978; January 1979
         Paul M. Dougan . . . . . . . . . .      56        Director                      May 1985
         Lawrence D. Glaubinger . . . . . .      68        Director                      May 1979
         James E. Jordan  . . . . . . . . .      50        Director                      February 1981
         John W. Jordan II  . . . . . . . .      46        Director                      May 1979
         Jesse Clyde Nichols, III . . . . .      54        Director                      June 1978
         Thomas E. Mara . . . . . . . . . .      48        Executive Vice President      May 1980;
                                                             and Treasurer               January 1993
         Lawrence S. Hershfield . . . . . .      37        Executive Vice President      July 1993
         Paul J. Borden . . . . . . . . . .      45        Vice President                August 1988
         Mark Hornstein . . . . . . . . . .      46        Vice President                July 1983
         Ruth Klindtworth . . . . . . . . .      59        Secretary and Vice President- February 1976;
                                                             Corporate Administrator     January 1990
         C. Bruce Miller  . . . . . . . . .      62        Vice President                January 1989
         Joseph A. Orlando  . . . . . . . .      38        Vice President and            January 1994;
                                                             Comptroller                 March 1994
         David K. Sherman . . . . . . . . .      28        Vice President                August 1992


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

          Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Bolivian Power since March 1987, as a director of Allcity since February 1988 and as a director of Jordan Industries, Inc. ("JII"), a public company controlled by Mr. John W. Jordan II (approximately 11% of the common stock of which is beneficially owned by the Company) which owns and manages manufac-turing companies, since June 1988.

          Mr. Dougan has served as a director of the Company since May 1985. He has been President and Chief Executive Officer of Equity Oil Company ("Equity Oil"), a company engaged in oil and gas exploration and production, since January 1994. Prior thereto, he served as corporate secretary and manager of corporate development of Equity Oil since May 1968.

          Mr. Glaubinger has served as a director of the Company since May 1979. He has been Chairman of the Board of Stern & Stern Industries, Inc., a New York corporation, primarily engaged in the manufacture and sale of textiles, since November 1977. He has also been President of Lawrence Economic Consulting Inc., a management consulting firm, since January 1977.

          James E. Jordan has served as a director of the Company since February 1981. Since October 1986, he has been President of The William Penn Company ("William Penn"), one of the Jordan Associated Companies referred to under "Item 13. Certain Relationships and Related Transactions" below. William Penn, approximately 19.7% of the common stock of which is beneficially owned by the Company, is a holding company for an investment advisor to The William Penn family of mutual funds. Mr. Jordan has been a director of Penn Square Mutual Fund since May 1987, a director of William Penn Interest Income Fund since October 1987 and a director of Mezzanine Capital & Income Trust 2001 PLC, a British investment trust company, since 1986.

          John W. Jordan II has served as a director of the Company since May 1979. Since February 1982, he has been Managing Partner of The Jordan Company. He has also been a director of Carmike Cinemas, Inc., an owner and operator of movie screens throughout the Southeast (approximately 10% of the Class A shares of which are beneficially owned by the Company) since October 1986 and a director of JII since March 1988.

          Mr. Nichols has served as a director of the Company since June 1978. He has been President, since May 1974, of Nichols Industries, Inc., a holding company engaged, through subsidiaries, in manu-facturing.

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

          Mr. Orlando, a certified public accountant, has served as Comptroller of the Company since March 1994 and as Vice President of the Company since January 1994. Mr. Orlando served in a variety of capacities with the Company and its subsidiaries since 1987, including serving as Chairman of S&H.

          Mr. Sherman has served as Vice President of the Company since August 1992. For the five years prior, he served in a variety of capacities with the Company and its subsidiaries.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the New York Stock Exchange and the Pacific Stock Exchange. Executive officers, directors and greater than 10% beneficial shareholders are required by Commission regulations to furnish the Company with copies of all
     Section 16(a) forms they file.

          Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1993, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that one transaction was not timely reported by each of James E. Jordan, John
     W. Jordan II and Paul J. Borden. Each person subsequently filed a Form 4 to report the transactions.

     Item 11.  Executive Compensation.
     -------   ----------------------

                           SUMMARY COMPENSATION TABLE

          The following table sets forth information in respect of the compensation of the Chairman of the Board, the President and each of the other three most highly compensated executive officers of the Company in 1993 for services in all capacities to the Company and its subsidiaries in 1993, 1992 and 1991.



                                                                                       Long-Term
                                               Annual Compensation                   Compensation

                                                                                      Securities
                                                                                      Underlying
                                                                   Other Annual        Options/
  Name and Principal                                                 Compensa-         Warrants             All Other
       Position(s)      Year         Salary         Bonus (1)          tion (2)     (# of shares)        Compensation (2)
 -------------------    ----         ------         ---------      -------------    -------------        ----------------

 Ian M. Cumming,        1993        $477,365      $2,214,505          $300,345(3)          --               $57,313(4)(5)(6)
 Chairman of the        1992         464,412       1,614,120           191,129(3)       800,000              58,998(5)(6)(7)
 Board                  1991         449,614       1,263,750             --                --                     --
 Joseph S.              1993        $477,365      $2,214,505          $271,603(3)          --               $58,083(4)(5)(6)
 Steinberg,             1992         464,412       1,614,120           315,642(3)       800,000              55,268(5)(6)(7)
 President              1991         449,614       1,263,750             --                --                     --

 Thomas E. Mara,        1993        $199,923        $406,000            --               10,000              $4,497(6)
 Executive Vice         1992         194,922         330,850            --                 --                 2,182(6)
 President and          1991         184,969         305,550            --               10,000                   --
 Treasurer
 Lawrence S.            1993        $175,653        $556,000            --               15,000              $4,497(6)
 Hershfield,            1992         139,846         304,200            --                 --                 2,182(6)
 Executive Vice         1991         119,981         253,600            --                7,500                   --
 President

 Norman P. Kiken,       1993        $139,923        $384,200            --                 --                $4,497(6)
 Vice President and     1992         134,962         279,050            --                 --                 2,182(6)
 Comptroller (8)        1991         129,981         253,900            --                7,500                   --
______________________

     (1) With the exception of 1993 and 1992, performance bonuses for Messrs. Cumming and Steinberg for services rendered during a year are considered at the organizational meeting of the Board of Directors for the following year (which is generally held during the second fiscal quarter). Accordingly, bonuses for services rendered in 1991 were determined and paid in 1992. However, in anticipation of potential changes in federal tax laws affecting the tax consequences associated with executive compensation, performance bonuses for Messrs. Cumming and Steinberg for services rendered in 1992 were determined and paid in 1992. Due to tax law changes announced in 1993 for implementation in 1994, the Company also determined and paid 1992 bonuses in 1993.
          Absent further tax law developments, the Company does not anticipate accelerating the payment of bonuses in future years.

     (2) In accordance with the transitional provisions applicable to the rules of the Securities and Exchange Commission with respect to executive compensation, amounts of "Other Annual Compensation" and "All Other Compensation" are not required for the fiscal year ended December 31, 1991.







     NYFS04...:\30\76830\0001\1980\RPT32994.V5B

     (3) Non-cash compensation, of which $299,434 and $190,825 relates to the personal use of corporate aircraft by Mr. Cumming in 1993 and 1992, respectively, and $265,219 and $310,604 relates to the personal use of corporate aircraft by Mr. Steinberg in 1993 and 1992, respectively.

     (4) Excludes $4,000,000 placed in escrow in 1993 by the Company for the benefit of each of Ian M. Cumming and Joseph S. Steinberg pursuant to agreements dated as of December 28, 1993 between the Company and each of Messrs. Cumming and Steinberg. The funds vest at the rate of 20% for each full calendar year after December 31, 1997 during which Messrs. Cumming and Steinberg continue to be employed by the Company or any of its subsidiaries. Messrs. Cumming and Steinberg are entitled to be 50% vested upon death or disability, and 100% vested upon (i) termination without cause, (ii) the merger of the Company with another corporation which results in a change of control of the Company, the sale of all or substantially all of the Company's assets or the acquisition by a person or group of persons of more than 50% of the Common Shares, or (iii) the Company becoming subject to bankruptcy, insolvency or similar proceedings. The vesting and payment schedule is also subject to acceleration at the sole discretion of the Board of Directors, excluding Messrs. Cumming and Steinberg, upon recommendation of the Employee Benefits Committee. Amounts vested are to be paid to Messrs. Cumming and Steinberg on January 1, 2003, unless payment is accelerated by the Board. Any amount unvested will be returned to the Company. The amounts in the escrow accounts are invested at the direction of the Company, which is entitled to receipt of the investment income.

          As required under the agreements, Messrs. Cumming and Steinberg timely filed a tax election resulting in their 1993 recognition for tax purposes of the full $4,000,000 placed in escrow. As a result, for tax purposes Messrs. Cumming and Steinberg will report receipt of the escrowed funds, and the Company will deduct the escrowed funds, for 1993. As permitted under the agreements, Messrs. Cumming and Steinberg directed that the Company's tax withholding obligation be paid with funds from the escrow accounts, leaving a reduced amount available for distribution to Messrs. Cumming and Steinberg from the escrow accounts as bonus compensation. The application of the escrow funds toward satisfaction of the Company's withholding obligation had no affect on the vesting schedule; accordingly, in the event either Mr. Cumming or Mr. Steinberg does not ultimately become fully vested in the respective amount placed in escrow, to the extent the funds remaining in escrow are less than the unvested portion for such person, Mr. Cumming and/or Mr. Steinberg, as the case may be, will be obligated to repay such deficiency to the Company.

          These agreements were entered into as a result of recent changes in federal tax laws which, commencing in 1994, deny to corporations such as the Company a deduction for individual compensation above $1,000,000 per year, and increase certain federal tax rates for individuals such as Messrs. Cumming and Steinberg. In light of the fact that compensation paid to Messrs. Cumming and Steinberg is likely to exceed $1,000,000 per year, the Company believes it was in the best interests of the Company and its shareholders that the taxation and deductibility of bonus payments otherwise expected to be paid by the Company (or its subsidiaries) to each of Messrs. Cumming and Steinberg from 1993 through 2002 be accelerated.

          The Employee Benefits Committee intends to consider amounts held in escrow for each of Messrs. Cumming and Steinberg pursuant to such agreements when determining their bonuses for such years. Awards pursuant to these agreements are intended to be applied as part of bonus compensation that would otherwise be paid to Messrs. Cumming and Steinberg; these awards are not intended as compensation in addition to salaries and bonuses customarily awarded to Messrs. Cumming and Steinberg. As provided in the agreements, given the underlying objective of the arrangements, in deciding upon early vesting and payment, the Board and the Employee Benefits Committee can consider tax law changes, if any, actually enacted and the costs and benefits to the Company of initiating and maintaining the arrangements and of accelerating payments and vesting thereunder.

          The funds placed in escrow will be reported in the table in the appropriate columns for those years in which amounts are released from the escrow accounts.

     (5) Included in this amount is the annual premium on a term life insurance policy paid by the Company for the benefit of such person ($1,900 for Mr. Cumming in each of 1993 and 1992, and $1,420 for Mr. Steinberg in each of 1993 and 1992) and directors' fees from certain companies in which the Company has equity interests by virtue of The Jordan Company and directors' fees from affiliates of the Company ($50,916 and $54,916 for Mr. Cumming in 1993 and 1992, respectively, and $52,166 and $51,666 for Mr. Steinberg in 1993 and 1992, respectively).

     (6) Included in this amount are contributions of $4,497 and $2,182 in 1993 and 1992, respectively, by the Company and Leucadia, Inc., a wholly owned subsidiary of the Company ("LI"), to a defined contribution 401(K) plan on behalf of the named person.

     (7) Excludes $2,500,000 placed in escrow in 1992 (the "1992 Escrow") by LI for the benefit of each of Messrs. Cumming and Steinberg pursuant to agreements dated December 28, 1992 between LI and each of Messrs. Cumming and Steinberg. Such amount was previously reported as a long term incentive plan award. These agreements are identical to those described in footnote 4 above, except such funds vest at the rate of 20% for each full calendar year after December 31, 1992 during which Messrs. Cumming and Steinberg continue to be employed by the Company or any of its subsidiaries and amounts vested are to be paid to Messrs. Cumming and Steinberg on January 1, 1998, unless payment is accelerated by the Board. No payments have been made to Messrs. Cumming or Steinberg from the 1992 Escrow. Messrs. Cumming and Steinberg each are vested with respect to $500,000 of the 1992 Escrow.

          The funds placed in escrow will be reported in the table in the appropriate columns for those years in which amounts are released from the escrow accounts.

     (8)  Mr. Kiken retired from all positions with the Company on March
          25, 1994.


                              OPTION GRANTS IN 1993

          The following table shows all grants of options to the named executive officers of the Company in 1993.

                                                                                   Potential Realizable Value
                                                                                   at Assumed Annual Rates of
                                                                                    Stock Price Appreciation
                                  Individual Grants                                   For Option Term (2)

                        Securities       % of Total
                       Underlying          Options
                         Options         Granted to     Exercise
 Name                    Granted          Employees       Price    Expiration
 ----               (# of shares)(1)       in 1993       ($/Sh)       Date       0%($)     5%($)       10%($)
                    ----------------     -----------    --------   ----------    -----     -----       ------

 Thomas E. Mara          10,000             5.8%        $40.875      12/7/99      $0      $112,930    $249,546
 Lawrence S.             15,000             8.7%         40.875      12/7/99       0       169,395     374,319
 Hershfield
________________

     (1) The options were granted pursuant to the Company's 1992 Stock Option Plan, as amended, at an exercise price equal to the fair market value of the Common Shares on the date of grant. The options become exercisable at the rate of 20% per year commencing one year after date of grant. The grant date of the options is December 7, 1993.

     (2) The potential realizable values represent future opportunity and have not been reduced to reflect the time value of money. The amounts shown under these columns are the result of calculations at 0% and at the 5% and 10% rates required by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the Common Shares and are not necessarily indicative of the values that may be realized by the named executive officers.






























     NYFS04...:\30\76830\0001\1980\RPT32994.V5B

                 AGGREGATE OPTION/WARRANT EXERCISES IN 1993 AND
                   OPTION/WARRANT VALUES AT DECEMBER 31, 1993

          The following table provides information as to options and warrants exercised by each of the named executives in 1993 and the value of options and warrants held by such executives at year end measured in terms of the last reported sale price for the Common Shares on December 31, 1993 ($41.00, as reported on the New York Stock Exchange Composite Tape).



                                                                                            Value of Unexercised
                                                                 Number of Unexercised      In-the-Money Options/
                                                                 Options/Warrants           Warrants at December 31,
                                                                 at December 31, 1993       1993
                                                                 --------------------


                       Number of Shares
                       Underlying Options/                       Exercisable/               Exercisable/
 Name                  Warrants Exercised     Value Realized     Unexercisable              Unexercisable
 ----                  -------------------    --------------     -------------              -------------

 Ian M. Cumming                 --                   --          790,000/0                  $16,441,875/$0
 Joseph S. Steinberg            --                   --          796,000/0                  $16,566,750/$0

 Thomas E. Mara                 --                   --          12,288/32,576              $379,390/$684,280
 Lawrence S.                   4,500              $126,938       0/25,500                   $0/$311,250
 Hershfield

 Norman P. Kiken                --                   --          7,500/13,500               $233,063/$409,313



                                 RETIREMENT PLAN

         The Company and certain of its affiliated companies maintain a retirement plan, as amended January 1, 1992 (the "Retirement Plan"), for certain of its employees and employees of these affiliated companies. The Retirement Plan is intended to qualify under the provisions of Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). Benefits under the Retirement Plan are provided by an insurance company separate account which receives and invests company contributions. Participants are not required to make any contributions under the Retirement Plan.

         An employee is eligible for participation in the Retirement Plan after he is at least age 21 and has completed one year of service.

         For a participant retiring at normal retirement (age 65 with at least five years of service), the Retirement Plan provides a retirement benefit payable for life, equal to 1.25% of his final average pay up to the Covered Compensation level plus 1.75% of his final average pay in excess of the Covered Compensation level (subject to the limitations of Section 415 of the Code), times his years of credited service. The Covered Compensation level is the average of the maximum Social Security taxable wage base in the 35 years preceding retirement or termination. Final average pay is the average of the five highest consecutive years of compensation in the last ten years before retirement or termination. Years of credited service include all calendar years during which an employee has at least 1,000 hours of service while employed by the Company or an affiliate participating in the plan, but not before January 1, 1989.

         The Retirement Plan contains provisions for optional forms of payment and provides that the normal form of benefit in the case of a married participant is a benefit actuarially equivalent to an annuity for the life of the participant payable in the form of a 50% joint and survivor annuity for the participant and his spouse.

         A participant becomes 100% vested in his accrued benefit under the Retirement Plan after he has five years of service. If he terminates employment with less than five years of service, he will forfeit any benefits under the Retirement Plan.

         A participant with 10 or more years of service, who is age 55 or over, but less than age 65, and who has retired from the Company or a participating affiliate, may elect to receive an early retirement benefit. A participant with less than 10 years of service or who is under age 55, who has terminated employment with the Company or a participating affiliate may elect to receive an early deferred vested benefit. The amount of such benefits are actuarially reduced to reflect payment before age 65.

         The projected annual retirement benefits under the Retirement Plan of the executive officers named in the Summary Compensation Table, expressed in the form of a straight life annuity with no reduction for early commencement, and assuming continuous employment until age 65, are estimated as follows:




                        Ian M. Cumming  . . . . . $16,431*
                        Joseph S. Steinberg . . .  21,589*
                        Thomas E. Mara  . . . . .  10,569*
                        Lawrence S. Hershfield  .  85,780*
                        Norman P. Kiken . . . . .  43,769*

      ____________________
[FN]
 * The benefits shown take into account limitations contained in Section 415 of the Code, and other limits on plan benefits that exist because of distributions received from a prior plan terminated as of December 31, 1988.




                              EMPLOYMENT AGREEMENTS

         LI has employment agreements with Messrs. Cumming and Steinberg that provide for Mr. Cumming's employment as Chairman of the Board and Chief Executive Officer of the Company and LI and for Mr. Steinberg's employment as President and Chief Operating Officer of the Company and the LI through June 30, 1994 at annual salaries of $364,835 (which amount reflects an increase effective March 26, 1987) (subject to cost of living adjustments), plus such additional compensation as may be voted by the Board of Directors of the Company. Messrs. Cumming and Steinberg are entitled to participate in all incentive plans of LI, LI and other subsidiary and affiliated companies, and LI has agreed to carry at its expense term life insurance policies on their lives in the amount of $1,000,000 each, payable to such beneficiaries as each of Messrs. Cumming and Steinberg shall designate. Under the agreements, if there is a change in control of the Company or LI and if either the employment of Messrs. Cumming or Steinberg is terminated by LI without cause or Messrs. Cumming or Steinberg terminates his employment within one year of certain occurrences (such as the appointment or election of another person to his offices, the occurrence of the aggregate compensation and other benefits to be received by him for any twelve full calendar months falling below 115% of that received by him during the comparable preceding period, or a change in the location of his principal place of employment), Messrs. Cumming or Steinberg will be entitled to receive a severance allowance equal to the remainder of the aggregate annual salary (as adjusted for increases in the cost of living) that he would have received under his employment agreement. In addition, the Company or its successors will continue to carry through the scheduled termination of the employment agreements the life insurance payable to the beneficiaries of Messrs. Cumming and Steinberg.

         The Company has entered into new employment agreements with Messrs. Cumming and Steinberg that provide for Mr. Cumming's employment as Chairman of the Board and Chief Executive Officer of the Company and LI and for Mr. Steinberg's employment as President and Chief Operating Officer of the Company and LI from July 1, 1994 through June 30, 2003 at annual salaries of $500,000 (subject to cost of living adjustments), plus such additional compensation as may be voted by the Board of Directors of the Company. All other terms of these employment agreements are substantially similar to the employment agreements with LI that expire on June 30, 1994.

         For information concerning certain compensation awards placed in escrow for the benefit of Messrs. Cumming and Steinberg, see footnotes 4 and 7 to the Summary Compensation Table, above.


                            COMPENSATION OF DIRECTORS

         Directors who are also employees of the Company receive no remuneration for services as a member of the Board or any committee of the Board. In 1993, each director who was not an employee of the Company received a retainer of $18,000 plus $500 for each meeting of the Board and $300 for each meeting of a committee of the Board
     ($400 if a committee chairman) that he attended. In addition, under the terms of the 1992 Stock Option Plan, each non-employee director is automatically granted options to purchase 1,000 Common Shares on the date on which the annual meeting of the Company's shareholders is held each year. The purchase price of the Common Shares covered by such options is the fair market value of such Common Shares on the date of grant. These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 Common Shares at an exercise price of $43.00 per Common Share were awarded to each of Messrs. Paul
     M. Dougan, Lawrence D. Glaubinger, James E. Jordan, John W. Jordan II and Jesse Clyde Nichols, III on July 14, 1993.


                                 INDEMNIFICATION

         Pursuant to a contract of insurance dated December 4, 1993 with National Union Fire Insurance Company of Pittsburgh, Pennsylvania, 70 Pine Street, New York, New York 10270, the Company maintains a $10,000,000 indemnification insurance policy covering all directors and officers of the Company and its named subsidiaries. The annual premium for such insurance is $815,000. During 1993, no payments were received under the Company's indemnification insurance.

























     NYFS04...:\30\76830\0001\1980\RPT32994.V5B

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     --------  --------------------------------------------------------------

         Set forth below is certain information as of March 31, 1994 with respect to the beneficial ownership of Common Shares by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Shares (the Company's only class of voting securities), (ii) each director and nominee for director and the Steinberg Children Trusts and (iii) all officers and directors of the Company as a group.



                                                    Number of Shares
             Name and Address                       and Nature of                 Percent
             of Beneficial Owner                    of Beneficial Ownership       of Class
             -------------------                    -----------------------       --------
             First Manhattan Co. (a)  . . . . . .            1,419,975(b)          5.1%
             Group consisting of
               CMCO, Inc., Robert
               Davidoff, Edwin S.
               Marks, Nancy A.
               Marks, Estate of
               Robert S. Boas, Marks
               Family Foundation,
               Mark Claster and Andrew
               Boas (c)(d)  . . . . . . . . . . .            1,677,992             6.0%
             Ian M. Cumming   . . . . . . . . . .            6,223,678(e)(f)      21.7%
             Paul M. Dougan   . . . . . . . . . .                2,000(g)          *
             Lawrence D. Glaubinger   . . . . . .               32,500(g)           .1%
             James E. Jordan  . . . . . . . . . .               18,900(h)          *
             John W. Jordan II  . . . . . . . . .            1,216,243(h)(i)       4.4%
             Jesse Clyde Nichols, III   . . . . .               30,262(j)           .1%
             Joseph S. Steinberg  . . . . . . . .            5,695,906(f)(k)      19.8%
             The Steinberg Children
               Trusts   . . . . . . . . . . . . .              563,700(l)          2.0%
             All directors and officers as
               a group (15 persons)   . . . . . .           13,981,768(m)         47.2%
      ______________

      *  Less than .1%.

     (a) The business address of this beneficial owner is 437 Madison Avenue, New York, New York 10022.

     (b) According to Amendment No. 8 to a Statement on Schedule 13G dated February 11, 1994, filed by First Manhattan Co., as of February 11, 1994, First Manhattan Co. has sole voting power with respect to 146,640 of such Common Shares, shared voting power with respect to 1,089,081 of such Common Shares and sole power to dispose or to direct the disposition with respect to 146,640 of such Common Shares and shared power to dispose or to direct the disposition with respect to 1,273,335 of such Common Shares. First Manhattan Co. disclaims beneficial ownership with respect to 13,650 Common Shares and dispositive power with respect to 31,100 Common Shares that are held by family members of general partners of First Manhattan Co.

     (c) The business address of this beneficial owner is c/o CMCO, Inc., 135 East 57th Street, New York, New York 10022.













     (d) Based upon Amendment No. 1 to a Statement on Schedule 13D dated December 1, 1992 filed by CMCO, Inc., Robert Davidoff, Edwin S. Marks, Nancy A. Marks, the Estate of Robert S. Boas, Marks Family Foundation, Mark Claster and Andrew Boas and information provided by CMCO, Inc.

     (e) Includes (i) 206,556 (.7%) Common Shares beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee (the "Trusts")) as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 100,000 (.3%) Common Shares that the Trusts currently have the right to acquire upon exercise of warrants to purchase Common Shares and (iii) 690,000 (2.4%) Common Shares which Mr. Cumming presently has the right to acquire upon exercise of warrants to purchase Common Shares.

     (f) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.

     (g) Includes 2,000 Common Shares that may be acquired upon the exercise of currently exercisable stock options.

     (h) Includes 10,500 Common Shares that may be acquired upon the exercise of currently exercisable stock options.

     (i) Excludes 35,000 (.1%) Common Shares owned by a trust for the benefit of Mr. Jordan's minor children of which Mr. Jordan is one of three trustees. Mr. Jordan disclaims beneficial ownership of the 35,000 Common Shares owned by such trust.

     (j) Include 9,700 Common Shares that may be acquired upon the exercise of currently exercisable stock options.

     (k) Includes (i) 21,200 (less than .1%) Common Shares beneficially owned by Mr. Steinberg's wife and minor daughter as to which Mr. Steinberg may be deemed to be the beneficial owner and (ii) 796,000 (2.8%) Common Shares which Mr. Steinberg presently has the right to acquire upon exercise of warrants to purchase Common Shares.

     (l) Mr. Steinberg disclaims beneficial ownership of the Common Shares held by the Steinberg Children Trusts.

     (m) Includes an aggregate of 37,646 Common Shares owned of record by the spouses or children of various officers of the Company as to which such officers disclaim beneficial ownership. In addition, because they may be acquired within 60 days, (A) 2,000 Common Shares are deemed outstanding with respect to each of Messrs. Dougan and Glaubinger, 10,500 Common Shares are deemed outstanding with respect to each of Messrs. John W. Jordan II and James E. Jordan, 9,700 Common Shares are deemed outstanding with respect to Mr. Nichols, 790,000 Common Shares are deemed out-standing with respect to Mr. Cumming and 796,000 Common Shares are deemed outstanding with respect to Mr. Steinberg;
         (B) 1,620,700 Common Shares that may be acquired pursuant to the exercise of stock options and/or warrants described in (A) above are deemed outstanding with respect to all directors and officers as a group; and (C) 44,988 Common Shares that may be acquired by certain officers upon the exercise of stock options are deemed outstanding with respect to all directors and officers as a group.


          As of March 31, 1994, Cede & Co. held of record 14,558,427 Common Shares (approximately 52% of the total number of Common Shares outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

     Item 13.  Certain Relationships and Related Transactions.
     -------   ----------------------------------------------

          Pursuant to an agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg, upon the death of either Mr. Cumming or Mr. Steinberg, the Company has agreed to purchase from the respective estate up to 55% of his direct and/or indirect interest in the Company, subject to reduction in certain circumstances, not to exceed $50,000,000 in value. The agreement provides that Mr. Cumming's and Mr. Steinberg's interests in the Company will be valued at the higher of the average closing price of the Common Shares on the NYSE for the 40 trading days preceding the date of death or the net book value of the Common Shares at the end of the fiscal quarter preceding the date of death. The Company has agreed to fund the purchase of Common Shares pursuant to this Agreement by purchasing and maintaining insurance on the life of each of Messrs. Cumming and Steinberg in the aggregate face amount of $50,000,000 per individual. This agreement will expire in December 1997 (subject to earlier termination in certain circumstances). The Company has purchased the life insurance contemplated by this agreement, the premiums for which aggregated approximately $300,000 in 1993. These amounts are not included in the Summary Compensation Table appearing elsewhere in this Report.

          Pursuant to an agreement dated as of May 3, 1985, Lawrence Economic Consulting Inc. (a management consulting firm, 49% of the outstanding common stock of which is owned by Lawrence D. Glaubinger and his wife) performs certain financial and advisory services for the Company at the rate of $200,000 per annum payable monthly. The agreement is scheduled to terminate on April 30, 1995.

          Pursuant to an agreement effective as of September 30, 1986, a subsidiary of the Company formed a real estate limited partnership with J.C. Nichols Company, a Missouri corporation formerly controlled by the family of Jesse Clyde Nichols, III, a director of the Company, and Communico, Inc., a New Mexico corporation controlled by Mr. Nichols' brother and sister-in-law, as general partner (the "General Partner"). The limited partnership was formed to acquire and develop certain real estate in New Mexico. Each of the Company's subsidiary and J.C. Nichols Company, as limited partners (the "Limited Partners"), contributed approximately $225,000 to the capital of the limited partnership. Approximately $60,000 was contributed by the General Partner. The Limited Partners are entitled to receive out of profits, if any, a preferred allocation equal to 10-1/2% per year of their respective outstanding capital contributions; thereafter, 45% of the profits, if any, will be allocated to the Limited Partners pro rata. The partnership is scheduled to terminate in September 2006.

          In connection with the formation of JII, on June 1, 1988, John W. Jordan II acquired from Leucadia Investors, Inc. ("LII"), a subsidiary of LI, 71.4% of LII's interest in JII in exchange for a zero coupon note with an initial principal value of approximately $7,132,000 and an accredited value at maturity on May 31, 1993 of approximately $11,618,000 (the "Zero Coupon Note"). Mr. Jordan's obligations to LII under the Zero Coupon Note are collateralized under a Pledge, Security and Assignment Agreement dated June 1, 1988 (the "Pledge Agreement"), pursuant to which Mr. Jordan agreed to make certain prepayments on the Zero Coupon Note, agreed not to dispose of his interests in the Company without the prior consent of LII, unless the net cash proceeds of any such sale are paid directly to LII to be applied to the prepayment, in whole or in part, of the Zero Coupon Note and pledged to LII certain of the Common Shares owned by him. LII currently owns approximately 11% of the outstanding common stock of JII. After giving effect to prepayments in respect of the Zero Coupon Note made by Mr. Jordan, the accredited value at maturity of the Zero Coupon Note was approximately $8,294,000. Pursuant to an agreement dated May 25, 1993 between Mr. Jordan and LII, on June 1, 1993 Mr. Jordan delivered to LII 224,175 Common Shares valued at $8,294,000 as payment in full of the Zero Coupon Note. The Common Shares were valued at $37.00 per share, the closing price of a Common Share on the New York Stock Exchange Composite Tape on May 24, 1993, the last full trading day prior to the authorization by the Board of Directors of the agreement.

          During 1993, Thomas E. Mara held commercial paper of the Company. At March 31, 1994, Mr. Mara held approximately $830,000 of such commercial paper bearing interest at the rate of approximately 3.7% per annum. Interest earned by Mr. Mara on such commercial paper since the beginning of 1993 was approximately $34,000. The maximum principal amount of commercial paper held by Mr. Mara since the beginning of 1993 was approximately $1,280,000.

          In January 1994, the Company acquired 50% of Symskaya Exploration, Inc. ("SEI"), a company engaged in the exploration and development of oil and gas in the Krasnoyarsk region of eastern Siberia. Equity Oil (of which Paul Dougan, a director of the Company, is President and Chief Executive Officer) owns the remaining 50% of SEI. In connection with such acquisition, the Company entered into a shareholders' agreement with Equity Oil, pursuant to which the Company has agreed to match Equity Oil's contributions to SEI, up to $6 million, for SEI's projects through the initial five year term of the agreement.

          For information concerning certain compensation awards placed in escrow for the benefit of Messrs. Cumming and Steinberg, see footnotes 4 and 7 to the Summary Compensation Table contained in Item 11 of this Report.

     THE JORDAN COMPANY

          Pursuant to an agreement effective as of February 1, 1982, as amended and restated, LI, John W. Jordan II and David W. Zalaznick formed The Jordan Company, a New York general partnership ("TJC"). TJC's business is to seek out, for clients, businesses (other than those in the financial services area) that are attractive candidates for leveraged buy-outs ("Buy-outs"), to arrange the terms of Buy-outs and the financing thereof. TJC's business is managed by its Managing Partner (The John W. Jordan II Revocable Trust, the sole trustee of which is Mr. Jordan). To the extent that TJC becomes aware of opportunities to invest in clients in connection with Buy-outs, TJC is required to make available to LI, but LI is not required to accept, a 25% participation in each of such opportunities. The term of TJC extends through December 31, 1996 (subject to earlier termination in certain circumstances). If TJC is dissolved because of the occurrence of certain events, LI will be entitled to receive certain percentages of net fees thereafter collected from clients of TJC and certain affiliated entities. LI is entitled to receive from TJC 25% of TJC's net fees earned. LI's quarterly capital contributions to TJC were $750,000 in 1992, 1993 and 1994. The amount that the Managing Partner has the right to disburse in each quarter to pay compensation to Messrs. Jordan and Zalaznick and certain other expenses of TJC (the "Management Fee") was $750,000 in 1992, 1993 and 1994.

          Pursuant to an agreement effective as of April 15, 1985, LI, John
     W. Jordan II and David W. Zalaznick formed a partnership, the Jordan/Zalaznick Capital Company ("JZCC"), for the purpose of arranging the acquisition of and investment in companies of a smaller size than those previously acquired through TJC. JZCC was capitalized with $10,000,000, $3,000,000 of which was furnished by LI and $7,000,000 of which was furnished by Messrs. Jordan and Zalaznick. Profits, if any, will be divided pro rata (subject to certain exceptions) and certain management fees will be paid to Messrs. Jordan and Zalaznick in such amounts as would be paid, under the circumstances, to an unaffiliated party. Members of the committee which manages

     JZCC's business (composed of Messrs. Jordan, Zalaznick, Cumming and Steinberg) receive annual compensation of $10,000 for their services to JZCC. The partnership agreement is terminable by each of the partners after $10,000,000 has been invested by the partnership and under certain other circumstances.

          Through its partnership interests in TJC and JZCC, LI acquired equity interests in certain private companies (the "Jordan Associated Companies"). At December 31, 1993, LI had equity interests in a total of 15 companies by virtue of TJC, JZCC and JII. LI has designated one or both of Ian M. Cumming and Joseph S. Steinberg to serve as a director of certain of the Jordan Associated Companies.

          TJC and JZCC are presently negotiating additional leveraged Buy-
     out opportunities.   However, there can be no assurance any such Buy-
     outs will be completed.

          During 1993, in addition to the capital contribution described above, the Company expended approximately $232,000 and received approximately $4,919,000 in fees (including amounts from the Jordan Associated Companies), distributions and sales proceeds related to the Company's investments in partnerships of which Mr. Jordan is a general partner.

          During 1993, an aggregate of $30,000 was paid to Mr. Jordan for financial and advisory services provided to the Company.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEUCADIA NATIONAL CORPORATION
                                          Registrant


                                        By:  /s/ Joseph A. Orlando
                                           --------------------------------
                                           Joseph A. Orlando,
                                           Vice President and Comptroller
                                           (Chief Financial and Accounting
                                             Officer)

     Dated:  April 29, 1994