Form 10-Q
period 1994-03-31
LEUCADIA NATIONAL CORP
filed 1994-05-13
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1994
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-5721


                       LEUCADIA NATIONAL CORPORATION
- - ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            New York                                  13-2615557
- - --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                           315 Park Avenue South
                        New York, New York 10010-3607
                               (212) 460-1900
- - ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                                    N/A
- - ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 6, 1994: 27,973,623.

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.
              --------------------

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1994 and December 31, 1993
                    (Dollars in thousands, except par value)

                                                                           March 31,              December 31,
                                                                             1994                     1993
                                                                         -----------              ------------
                                                                         (Unaudited)
ASSETS
- - ------
Investments:
 Available for sale (aggregate cost of
  $2,385,158 and $2,447,180)                                              $2,384,367                $2,524,493
 Trading securities (aggregate cost of
  $39,409 and $40,578)                                                        38,630                    41,984
 Held to maturity (aggregate market value
  of $76,270 and $77,243)                                                     75,711                    74,796
 Policyholder loans                                                           17,954                    18,138
 Other long-term investments, including
  accrued interest income                                                     31,841                    38,559
                                                                          ----------                ----------
    Total investments                                                      2,548,503                 2,697,970

Cash and short-term investments                                              342,292                   291,414
Reinsurance receivable, net                                                  445,623                   462,671
Trade, notes and other receivables, net                                      461,976                   390,394
Prepaids and other assets                                                    160,847                   161,441
Property, equipment and leasehold
 improvements, net                                                            99,392                    99,741
Deferred policy acquisition costs
 and value of insurance in force                                              60,394                    55,410
Deferred income taxes                                                        137,675                   114,001
Separate and variable accounts                                               355,010                   335,357
Investments in associated companies                                           85,684                    80,873
                                                                          ----------                ----------
         Total                                                            $4,697,396                $4,689,272
                                                                          ==========                ==========
LIABILITIES
- - -----------
Customer banking deposits                                                 $  170,904                $  173,365
Trade payables and expense accruals                                          162,164                   164,533
Other liabilities                                                            131,242                   110,396
Income taxes payable                                                          39,430                    40,378
Policy reserves                                                            2,101,631                 2,105,408
Unearned premiums                                                            402,515                   380,260
Separate and variable accounts                                               354,355                   334,636
Liability for unredeemed trading stamps                                       54,159                    58,541
Debt, including current maturities                                           396,426                   401,335
                                                                          ----------                ----------
    Total liabilities                                                      3,812,826                 3,768,852
                                                                          ----------                ----------
Minority interest                                                             12,064                    12,564
                                                                          ----------                ----------
SHAREHOLDERS' EQUITY
- - --------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 27,948,823
 and 27,897,023 shares issued and
 outstanding, after deducting 30,261,364
 and 30,260,664 shares held in treasury                                       27,949                    27,897
Additional paid-in capital                                                   125,452                   125,013
Net unrealized gain (loss) on investments                                       (148)                   49,912
Retained earnings                                                            719,253                   705,034
                                                                          ----------                ----------
    Total shareholders' equity                                               872,506                   907,856
                                                                          ----------                ----------
         Total                                                            $4,697,396                $4,689,272
                                                                          ==========                ==========

             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1994 and 1993
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                               1994              1993
                                                                                               ----              ----
        Revenues:
          Insurance revenues and commissions                                                 $217,583         $221,537
          Manufacturing                                                                        46,650           44,599
          Trading stamps                                                                        5,207            6,704
          Finance                                                                               9,670            7,507
          Investment and other income                                                          58,465           66,769
          Net securities gains (losses)                                                        (1,467)          12,970
                                                                                             --------         --------
                                                                                              336,108          360,086
                                                                                             --------         --------
         Expenses:
          Provision for insurance losses and policy benefits                                  207,993          205,013
          Insurance commissions                                                                   719            1,011
          Cost of goods sold:
            Manufacturing                                                                      32,489           30,805
            Trading stamps                                                                         55              701
          Interest                                                                             10,771            9,176
          Salaries                                                                             20,927           20,997
          Selling, general and other expenses                                                  40,878           50,760
          Minority interest                                                                       242              477
                                                                                             --------         --------
                                                                                              314,074          318,940
                                                                                             --------         --------
            Income before income taxes and cumulative
             effects of changes in accounting principles                                       22,034           41,146
                                                                                             --------         --------
        Provision for income taxes:
          Currently payable                                                                     3,931            3,205
          Applied to deferred taxes                                                             3,884           12,089
                                                                                             --------         --------
                                                                                                7,815           15,294
                                                                                             --------         --------
            Income before cumulative effects of
             changes in accounting principles                                                  14,219           25,852
        Cumulative effects of changes in accounting principles                                   -             129,195
                                                                                             --------         --------
            Net income                                                                       $ 14,219         $155,047
                                                                                             ========         ========
        Earnings per common and dilutive common equivalent share:
          Income before cumulative effects of changes
           in accounting principles                                                              $.49            $ .88
          Cumulative effects of changes in accounting principles                                  -               4.37
                                                                                                 ----            -----
            Net income                                                                           $.49            $5.25
                                                                                                 ====            =====
        Fully diluted earnings per common share:
          Income before cumulative effects of changes
           in accounting principles                                                              $.49            $ .87
          Cumulative effects of changes in accounting principles                                  -               4.25
                                                                                                 ----            -----
            Net income                                                                           $.49            $5.12
                                                                                                 ====            =====










             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1994 and 1993
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       1994                     1993
                                                                                       ----                     ----
Net cash flows from operating activities:
- - ----------------------------------------
Net income                                                                          $  14,219                $ 155,047
Adjustments to reconcile net income to net
 cash provided by operations:
 Cumulative effects of changes in accounting principles                                   -                   (129,195)
 Reduction of SFAS 109 deferred tax asset, principally
  the benefit from utilization of tax loss carryforwards                                3,884                   12,089
 Depreciation and amortization of property,
  equipment and leasehold improvements                                                  4,246                    4,068
 Other amortization                                                                    23,961                   21,198
 Provision for doubtful accounts                                                        2,869                    2,129
 Net securities (gains) losses                                                          1,467                  (12,970)
 Equity in losses of associated companies                                               2,765                      845
 (Gain) related to El Salvador government bonds receivable                             (8,458)                     -
 Purchases of investments classified as trading                                       (24,340)                     -
 Proceeds from sales of investments classified as trading                              26,371                      -
 Net change in reinsurance receivable                                                  17,048                   15,870
 Net change in trade, notes and other receivables                                     (44,019)                 (49,705)
 Net change in prepaids and other assets                                              (13,084)                 (14,187)
 Deferred policy acquisition costs incurred and deferred                              (25,863)                 (21,981)
 Net change in trade payables and expense accruals                                     (3,908)                   2,806
 Net change in other liabilities                                                       20,317                   14,649
 Net change in income taxes                                                              (908)                  (2,576)
 Net change in policy reserves                                                          1,550                  (21,652)
 Net change in unearned premiums                                                       22,255                   33,021
 Decrease in liability for unredeemed trading stamps                                   (4,382)                  (3,202)
 Minority interest                                                                        242                      477
 Other                                                                                    532                   (1,277)
                                                                                    ---------                ---------
  Net cash provided by operating activities                                            16,764                    5,454
                                                                                    ---------                ---------
Net cash flows from investing activities:
- - ----------------------------------------
Acquisition of property, equipment and
 leasehold improvements                                                               (4,705)                   (4,103)
Proceeds from disposals of property,
 equipment and leasehold improvements                                                    931                     1,168
Advances on loan receivables                                                         (38,709)                  (30,012)
Principal collections on loan receivables                                             30,876                    26,988
Purchases of investments (other than short-term)                                    (295,293)                 (637,688)
Proceeds from maturities of investments                                              123,026                    81,108
Proceeds from sales of investments                                                   230,675                   219,012
                                                                                    --------                 ---------
  Net cash provided by (used for) investing activities                                46,801                  (343,527)
                                                                                    --------                 ---------
Net cash flows from financing activities:
- - ----------------------------------------
Net change in credit agreement and other
 short-term borrowings                                                                  (340)                   (1,742)
Net change in customer banking deposits                                               (2,386)                      (43)
Net change in policyholder account balances                                           (5,327)                  (66,515)
Issuance of long-term debt, net of issuance costs                                         -                     96,786
Reduction of long-term debt                                                           (4,604)                     (722)
Purchase of common shares for treasury                                                   (30)                     (526)
                                                                                    --------                 ---------
  Net cash provided by (used for) financing activities                               (12,687)                   27,238
                                                                                    --------                 ---------
  Net increase (decrease) in cash and
   short-term investments                                                             50,878                  (310,835)
Cash and short-term investments at January 1,                                        291,414                   670,599
                                                                                    --------                 ---------
Cash and short-term investments at March 31,                                       $ 342,292                 $ 359,764
                                                                                   =========                 =========

             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the three months ended March 31, 1994 and 1993
                    (Dollars in thousands, except par value)
                                   (Unaudited)





                                                            Net
                                    Common              Unrealized
                                    Shares  Additional     Gain
                                    $1 Par   Paid-In     (Loss) on     Retained
                                    Value    Capital    Investments    Earnings     Total
                                    ------  ----------  -----------    --------     -----
      Balance, January 1, 1993     $27,945    $123,656    $      9    $466,551    $618,161
      Exercise of options to
       purchase common shares           98         825                                 923
      Purchase of stock for
       treasury                        (12)       (514)                               (526)
      Net change in unrealized
       gain (loss) on investments                              206                     206
      Income tax benefit related
       to warrant and option
       transactions recognized
       upon adoption of SFAS 109                 9,410                               9,410
      Net income                                                       155,047     155,047
                                   -------    --------    --------    --------    --------
      Balance, March 31, 1993      $28,031    $133,377    $    215    $621,598    $783,221
                                   =======    ========    ========    ========    ========


      Balance, January 1, 1994     $27,897    $125,013    $ 49,912    $705,034    $907,856
      Exercise of options to
       purchase common shares           53         468                                 521
      Purchase of stock for
       treasury                         (1)        (29)                                (30)
      Net change in unrealized
       gain (loss) on investments                          (50,060)                (50,060)
      Net income                                                        14,219      14,219
                                   -------    --------    --------    --------    --------
      Balance, March 31, 1994      $27,949    $125,452    $   (148)   $719,253    $872,506
                                   =======    ========    ========    ========    ========












             See notes to interim consolidated financial statements.

                          LEUCADIA NATIONAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            --------------------------

     1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1993, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1993 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1993 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

         Certain amounts for prior periods have been reclassified to be consistent with the 1994 presentation.

     2. As more fully described in the 1993 10-K, the results of the most recent statistical studies of trading stamp redemptions indicate that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. Although the Company believes a significant change in redemption patterns has occurred, the amount of the excess may be different than is indicated by these studies. Accordingly, the Company is amortizing the aggregate apparent excess over a five year period. The amount of amortization of such apparent excess, which is reflected in results of operations in the caption "Cost of goods sold," was approximately $3,000,000 for each of the three month periods ended March 31, 1994 and 1993. Based on the latest studies, the unamortized apparent excess at March 31, 1994 was approximately $14,140,000. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of stamps issued during the three month periods ended March 31, 1994 and 1993 ultimately will be redeemed.

     3. In March 1993, in settlement of claims related to El Salvador's 1986 seizure of the assets of Compania de Alumbrado Electrico de San Salvador, S.A. ("CAESS"), the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. The Company has recognized the gain on the cash basis. During the first quarter of 1994, the Company disposed of the remaining bonds and reported a pre-tax gain of approximately $8,458,000, which gain is included in the caption "Investment and other income." Gains recognized in 1993 were not significant.

     4. During the first quarter of 1994, the Company agreed to acquire a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") for a preliminary purchase price (subject to audit adjustment) of approximately $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. Caja has (unaudited) assets in excess of approximately $500,000,000. Reliable historical operating data for Caja is not available. The acquisition closed in April 1994. The Company believes that Caja will not constitute a "significant subsidiary."

     5. During 1992, the Company concluded that the profitability of its existing block of single premium deferred annuity ("SPDA") business was unlikely to achieve acceptable operating results in the future. Accordingly, principally starting in the fourth quarter of 1992, the Company offered certain of its existing SPDA policyholders the opportunity to exchange their policies for SPDA policies of an unrelated insurer and entered into a reinsurance agreement (which closed in stages in 1992 and 1993) to reinsure certain blocks of SPDA business with a second unrelated insurer. In connection with the 1993 SPDA closing (which involved reinsurance of policies with account balances of approximately $47,187,000 on the date of closing in 1993) there was no significant net gain or loss. The Company is maximizing the return on any remaining SPDA policies by reducing crediting rates to the minimum permitted. As a result, the Company believes a substantial portion of the remaining SPDA policyholders will terminate their policies over a period of time.

     6. Effective as of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113") and Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). As a result of adoption of SFAS 109, SFAS 106, SFAS 112 and EITF 93-6, the cumulative effects of such changes through January 1, 1993 were recorded as of the date of adoption and were principally reflected in results of operations as "Cumulative effects of changes in accounting principles." In addition, as a result of adoption of SFAS 109, certain acquired intangibles were reduced (for benefits of acquired tax loss carryforwards) and shareholders' equity was directly increased (as a result of prior stock transactions).

         A summary of the amounts included in cumulative effects of changes in accounting principles and related per share amounts, for the three month period ended March 31, 1993 is as follows (in thousands, except per share amounts):

                                                            Per Share
                                            Amount      Primary  Fully Diluted
                                            ------      -------  -------------
           SFAS 109                       $127,152       $4.31        $4.18
           SFAS 106, less income taxes
            of $2,298                       (4,461)       (.15)        (.15)
           SFAS 112, less income taxes
            of $1,632                       (3,168)       (.11)        (.10)
           EITF 93-6, less income taxes
            of $4,982                        9,672         .32          .32
                                          --------        ----        -----
                                          $129,195       $4.37        $4.25
                                          ========       =====        =====



     7. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 29,146,000 for 1994 and 29,514,000 for 1993.

         Fully diluted earnings per share was calculated as described above and, for 1993, also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into Common Shares for the period they were outstanding and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for the 1994 period since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used to calculate fully diluted earnings per share was 29,146,000 for 1994 and 30,383,000 for 1993.

     8. Cash paid for interest and income taxes (net of refunds) was $13,405,000 and $4,944,000, respectively, for the three month period ended March 31, 1994 and $7,741,000 and $5,740,000, respectively, for the three month period ended March 31, 1993.

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
     Results of Interim Operations.
     -----------------------------

     The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1993 10-K.

                         Liquidity and Capital Resources
                         --------------------------------

     During each of the three month periods ended March 31, 1994 and 1993, the Company operated profitably and net cash was provided from operations.

     During the first quarter of 1994, the Company did not utilize its bank Credit Agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements.

     In March 1993, in settlement of claims related to El Salvador's 1986 seizure of CAESS's assets, the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. During the first quarter of 1994, the Company disposed of the remaining bonds for cash and a pre-tax gain of approximately $8,458,000.

     During the first quarter of 1994, the Company agreed to acquire a 30% interest in Caja for a preliminary purchase price (subject to audit adjustment) of approximately $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. Caja has (unaudited) assets in excess of approximately $500,000,000. Reliable historical operating data for Caja is not available. The acquisition closed in April 1994. The Company believes that Caja will not constitute a "significant subsidiary."

     As more fully described in the 1993 10-K, as of December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which requires securities classified as "available for sale" to be carried at market value with the corresponding adjustment reflected directly in shareholders' equity. Principally as a result of increases in market interest rates during 1994, the unrealized gain on investments at the end of 1993 became an unrealized loss of $148,000 as of March 31, 1994. While this has resulted in a reduction in shareholders' equity, it had no effect on cash flows. Further, the Company believes that the high quality and relatively short duration of its investment portfolios will enable it to take advantage of higher interest rates and suffer relatively smaller reductions in aggregate market value than others in its industries.

     New Jersey's insurance laws require all automobile insurers to share in the losses of the newly established successor (the "MTF") to its insurance pool for high risk drivers (the "JUA") based on their depopulation share of the JUA, as set by the New Jersey Department of Insurance. Although the amount of the MTF deficit has not yet been finalized, based on certain current estimates of the MTF deficit (which are subject to change), the Colonial Penn property and casualty group, subsidiaries of the Company, would be assessed approximately $15,800,000. In February 1994, the Colonial Penn property and casualty group paid approximately $5,300,000 of this possible assessment into a court mandated escrow account. While the New Jersey Insurance Department has adopted regulations which would permit an insurer, with the approval of the Insurance Department, to recover amounts paid to the MTF through surcharges to policyholders, there can be no assurance that the Colonial Penn

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
      Results of Interim Operations, continued
      -----------------------------

     property and casualty group would be permitted to surcharge its policyholders for all or even part of any future deficit assessment. The Colonial Penn property and casualty group had previously provided for its portion of the MTF loss.


                              Results of Operations
                              ----------------------

      Three Months Ended March 31, 1994 Compared to the Three Months Ended
      ---------------------------------------------------------------------
      March 31, 1993
      ---------------

     Earned premium revenues of the property and casualty insurance operations were approximately $174,382,000 and $174,784,000 for the three month periods ended March 31, 1994 and 1993, respectively. The decrease reflects a decline in premium levels applicable to the Colonial Penn property and casualty insurance group offset in part by increases in certain premium rates and increased premium volume applicable to the Empire Insurance Group. The decline in earned premiums of the Colonial Penn property and casualty insurance operations was anticipated. The Company believes its present marketing efforts have resulted in new business which to some degree offsets the normal attrition of existing business at Colonial Penn. The Company believes it is likely that new business generated will be greater than business lost through normal attrition by the end of 1994, although there can be no assurance that this will be achieved.

     Earned premium revenues of the life and health insurance operations were approximately $43,201,000 and $46,753,000 for the three month periods ended March 31, 1994 and 1993, respectively. The decrease in earned premium revenues principally results from the run-off of the agent sold medicare supplement business, which the Company ceased marketing at December 31, 1992 due to inadequate profitability.

     Manufacturing revenues increased in the first quarter of 1994 compared to the first quarter of 1993, principally at the divisions selling padding, absorbent and erosion control products, electrical products and commercial office furnishings and acoustical products.

     Trading stamp revenues decreased in the 1994 period compared to the 1993 period principally due to reduced demand from existing customers.

     Finance revenues reflect the level of consumer instalment loans. As more fully described in the 1993 10-K, based on its experience in providing collateralized automobile loans to individuals with poor credit histories, the Company concluded that there were excellent opportunities for successful expansion of this business. Accordingly, on a controlled basis the Company is increasing its investments in such loans. Such loans approximated $84,918,000 at March 31, 1994 and $73,321,000 at December 31, 1993.

     Investment and other income decreased in the first quarter of 1994 compared to the first quarter of 1993. The decrease was the result of a lower level of investments due to the disposition of certain life insurance product lines and lower available interest rates.
     Investment and other income for the 1993 period includes revenues related to the Company's former motivation subsidiary, whose net assets were transferred to a new joint venture in early 1993, in exchange for a 45% equity interest in the joint venture. Investment and other income for the 1994 period includes approximately $8,458,000 related to the disposition of the El Salvador government bonds receivable, as described more fully above.

     Net securities gains (losses) were ($1,467,000) for the first quarter of 1994 compared to $12,970,000 for the first quarter of 1993. Included in the 1994

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
      Results of Interim Operations, continued
      -----------------------------

     period are provisions for write-downs of investments of approximately $3,568,000.

     Provision for insurance losses and policy benefits of the life and health operations decreased in 1994 compared to 1993 principally due to lower earned premiums and insurance in force (including the single premium whole life business that was sold in June 1993).

     The Company's loss ratios for its property and casualty operations were as follows:

                                                         1994        1993
                                                         ----        ----
     Loss Ratio:
      GAAP                                               88.9%       78.2%
      SAP                                                88.9%       77.2%
     Expense Ratio:
      GAAP                                               17.1%       21.8%
      SAP                                                16.2%       17.4%
     Combined Ratio:
      GAAP                                              106.0%      100.0%
      SAP                                               105.1%       94.6%


     The provision for insurance losses and policy benefits includes aggregate catastrophe losses and related loss adjustment expenses estimated at approximately $15,950,000 (including approximately $10,900,000 related to the California earthquake) and $9,400,000 for the three month periods ended March 31, 1994 and 1993, respectively. The increase in catastrophe losses in 1994 as compared to 1993 accounted for approximately 36% of the increase in the GAAP loss ratio. In addition, the loss experience of Colonial Penn's automobile insurance business in the 1993 period reflects lower frequency of claims and settlement of prior years claims at amounts less than had been provided.

     The increase in manufacturing cost of goods sold in the first quarter of 1994 compared to the similar period ended in 1993 principally reflects the increase in manufacturing sales. Pre-tax income related to the manufacturing operations was not materially different for the 1994 and 1993 periods.

     Cost of goods sold applicable to the trading stamp operations in each period reflects amortization of the apparent excess in the liability for unredeemed trading stamps of approximately $3,000,000. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of trading stamps issued in 1994 and 1993 ultimately will be redeemed.

     Interest expense increased in the three month period ended March 31, 1994 compared to the three month period ended March 31, 1993. Interest expense principally reflects the increased level of borrowings resulting from the sale of $200,000,000 of new debt during 1993.

     In the 1993 period, selling, general and other expenses included expenses related to the Company's former motivation subsidiary which, as described above, was contributed to a joint venture in early 1993.

     The 1993 period includes cumulative effects of changes in accounting principles of $129,195,000, as more fully described in Notes to Interim Consolidated Financial Statements.

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
      Results of Interim Operations, continued
      -----------------------------

     The number of shares used to calculate primary earnings per share amounts was 29,146,000 for 1994 and 29,514,000 for 1993. The number of shares used to calculate fully diluted earnings per share amounts was 29,146,000 for 1994 and 30,383,000 for 1993. The decrease in the number of shares utilized in calculating per share amounts was principally caused by the decrease in the market price of the Company's common stock. In addition, for fully diluted per share amounts, the 5 1/4% Convertible Subordinated Debentures due 2003 were not assumed to have been converted in 1994 since the effect of such assumed conversion would have been to increase earnings per share.

                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.
              ------------------

              Phlcorp Tender Offer:

              As described more fully in the 1993 10-K, a class action complaint was pending against the Company and others in connection with the Company's tender offer to purchase up to 5,200,000 common shares of PHLCORP, Inc., which expired in February 1988.

              The parties to this action have entered into a settlement agreement, which, on April 29, 1994, after notice and hearing, was approved by the Court. The settlement will have no material effect on the Company.

     Item 6.  Exhibits and Reports on Form 8-K.
              -----------------------------------

              a) Exhibits:

                        NONE

              b) Reports on Form 8-K:

                        NONE

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEUCADIA NATIONAL CORPORATION
                                       -----------------------------
                                             (Registrant)


     Date:   May 12, 1994              By /s/ Joseph A. Orlando
                                       --------------------------
                                       Joseph A. Orlando
                                       Vice President and Comptroller
                                       (Principal Financial and
                                       Accounting Officer)