Form 10-Q
period 1994-06-30
LEUCADIA NATIONAL CORP
filed 1994-08-12
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1994
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-5721


                       LEUCADIA NATIONAL CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            New York                                  13-2615557
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                           315 Park Avenue South
                        New York, New York 10010-3607
                               (212) 460-1900
- ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                                    N/A
- ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 8, 1994: 27,995,448.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1994 and December 31, 1993
                    (Dollars in thousands, except par value)

                                                                                                June 30,            December 31,
                                                                                                  1994                 1993
                                                                                               ----------           ------------
                                                                                              (Unaudited)
ASSETS
- ------
Investments:
 Available for sale (aggregate cost of
  $2,187,596 and $2,447,180)                                                                   $2,159,547            $2,524,493
 Trading securities (aggregate cost of
  $49,379 and $40,578)                                                                             48,088                41,984
 Held to maturity (aggregate market value
  of $71,549 and $77,243)                                                                          72,261                74,796
 Policyholder loans                                                                                18,239                18,138
 Other investments, including accrued interest income                                              49,858                38,559
                                                                                               ----------            ----------
   Total investments                                                                            2,347,993             2,697,970

Cash and short-term investments                                                                   451,950               291,414
Reinsurance receivable, net                                                                       340,726               462,671
Trade, notes and other receivables, net                                                           499,823               390,394
Prepaids and other assets                                                                         206,094               161,441
Property, equipment and leasehold
 improvements, net                                                                                 97,298                99,741
Deferred policy acquisition costs
 and value of insurance in force                                                                   66,110                55,410
Deferred income taxes                                                                             144,643               114,001
Separate and variable accounts                                                                    368,727               335,357
Investments in associated companies                                                               135,223                80,873
                                                                                               ----------            ----------
         Total                                                                                 $4,658,587            $4,689,272
                                                                                               ==========            ==========
LIABILITIES
- -----------
Customer banking deposits                                                                      $  164,892            $  173,365
Trade payables and expense accruals                                                               190,610               164,533
Other liabilities                                                                                 123,731               110,396
Income taxes payable                                                                               41,482                40,378
Policy reserves                                                                                 1,983,717             2,105,408
Unearned premiums                                                                                 421,296               380,260
Separate and variable accounts                                                                    367,719               334,636
Liability for unredeemed trading stamps                                                            50,215                58,541
Debt, including current maturities                                                                435,232               401,335
                                                                                               ----------            ----------
   Total liabilities                                                                            3,778,894             3,768,852
                                                                                               ----------            ----------
Minority interest                                                                                  11,638                12,564
                                                                                               ----------            ----------
SHAREHOLDERS' EQUITY
- --------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 27,989,382
 and 27,897,023 shares issued and
 outstanding, after deducting 30,266,905
 and 30,260,664 shares held in treasury                                                            27,989                27,897
Additional paid-in capital                                                                        125,703               125,013
Net unrealized gain (loss) on investments                                                        (17,238)                49,912
Retained earnings                                                                                 731,601               705,034
                                                                                               ----------            ----------
   Total shareholders' equity                                                                     868,055               907,856
                                                                                               ----------            ----------
         Total                                                                                 $4,658,587            $4,689,272
                                                                                               ==========            ==========

             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the periods ended June 30, 1994 and 1993
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                           For the Three Month              For the Six Month
                                                                          Period Ended June 30,           Period Ended June 30,
                                                                          --------------------            --------------------
                                                                            1994          1993             1994           1993
                                                                            ----          ----             ----           ----
Revenues:
 Insurance revenues and commissions                                     $224,216       $227,774          $441,799      $449,311
 Manufacturing                                                            46,731         45,559            93,381        90,158
 Trading stamps                                                            4,835          5,937            10,042        12,641
 Finance                                                                  10,860          8,058            20,530        15,565
 Investment and other income                                              48,674         57,273           107,139       124,042
 Net securities gains (losses)                                            (9,656)        27,467           (11,123)       40,437
                                                                        --------       --------          --------      --------
                                                                         325,660        372,068           661,768       732,154
                                                                        --------       --------          --------      --------
Expenses:
 Provision for insurance losses
  and policy benefits                                                    193,301        209,239           401,294       414,252
 Insurance commissions                                                     1,350          2,424             2,069         3,435
 Cost of goods sold:
   Manufacturing                                                          33,402         31,843            65,891        62,648
   Trading stamps                                                           (139)           363               (84)        1,064
 Interest                                                                 10,704          9,495            21,475        18,671
 Salaries                                                                 21,424         20,196            42,351        41,193
 Selling, general and other expenses                                      46,273         44,879            87,151        95,639
 Minority interest                                                           222            384               464           861
                                                                        --------       --------          --------      --------
                                                                         306,537        318,823           620,611       637,763
                                                                        --------       --------          --------      --------
 Income before income taxes and
   cumulative effects of changes in
   accounting principles                                                  19,123         53,245            41,157        94,391
                                                                        --------       --------          --------      --------
Provision for income taxes:
  Currently payable                                                        4,192          5,083             8,123         8,288
  Applied to deferred taxes                                                2,583         15,227             6,467        27,316
                                                                        --------       --------          --------      --------
                                                                           6,775         20,310            14,590        35,604
                                                                        --------       --------          --------      --------
 Income before cumulative effects of
   changes in accounting principles                                       12,348         32,935            26,567        58,787
Cumulative effects of changes in
 accounting principles                                                      -              -                 -          129,195
                                                                        --------       --------          --------      --------
  Net income                                                            $ 12,348       $ 32,935          $ 26,567      $187,982
                                                                        ========       ========          ========      ========
Earnings per common and dilutive common
 equivalent share:
 Income before cumulative effects of
  changes in accounting principles                                          $.42          $1.13              $.91        $2.00
 Cumulative effects of changes in
  accounting principles                                                      -              -                 -           4.40
                                                                            ----          -----              ----        -----
   Net income                                                               $.42          $1.13              $.91        $6.40
                                                                            ====          =====              ====        =====
Fully diluted earnings per common share:
 Income before cumulative effects of
  changes in accounting principles                                          $.42          $1.09              $.91        $1.97
 Cumulative effects of changes in
  accounting principles                                                      -              -                 -           4.22
                                                                            ----          -----              ----        -----
   Net income                                                               $.42          $1.09              $.91        $6.19
                                                                            ====          =====              ====        =====

             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1994 and 1993
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                  1994                 1993
                                                                                                  ----                 ----
Net cash flows from operating activities:
- ----------------------------------------
Net income                                                                                     $  26,567            $ 187,982
Adjustments to reconcile net income to net cash
 provided by (used for) operations:
  Cumulative effects of changes in accounting principles                                               -             (129,195)
  Reduction of SFAS 109 deferred tax asset, principally the
   benefit from utilization of tax loss carryforwards                                              6,467               27,316
  Depreciation and amortization of property, equipment and
   leasehold improvements                                                                          8,469                8,140
  Other amortization                                                                              44,728               51,331
  Provision for doubtful accounts                                                                  5,659                3,552
  Net securities (gains) losses                                                                   11,123              (40,437)
  Equity in losses of associated companies                                                         5,321                1,429
  (Gain) related to CAESS                                                                         (8,458)                (130)
  Purchases of investments classified as trading                                                 (60,008)                -
  Proceeds from sales of investments classified as trading                                        51,459                 -
  Net change in reinsurance receivable                                                           121,754               30,859
  Net change in trade, notes and other receivables                                               (43,447)             (55,798)
  Net change in prepaids and other assets                                                        (12,152)             (22,958)
  Deferred policy acquisition costs incurred and deferred                                        (50,129)             (42,465)
  Net change in trade payables and expense accruals                                                5,127                2,937
  Net change in other liabilities                                                                 12,164               11,515
  Net change in income taxes                                                                       1,144               (5,138)
  Net change in policy reserves                                                                 (111,641)             (46,095)
  Net change in unearned premiums                                                                 41,036               57,729
  Decrease in liability for unredeemed trading stamps                                             (8,326)              (7,119)
  Cash related to reinsurance transaction with John Hancock                                         -                (510,698)
  Minority interest                                                                                  464                  861
  Other                                                                                            2,154                 (974)
                                                                                               ---------            ---------
  Net cash provided by (used for) operating activities                                            49,475             (477,356)
                                                                                               ---------            ---------
Net cash flows from investing activities:
- ----------------------------------------
Acquisition of real estate, property, equipment
 and leasehold improvements                                                                      (60,710)             (12,350)
Proceeds from disposals of property, equipment and
 leasehold improvements                                                                            3,908                1,898
Investment in Caja                                                                               (45,711)                -
Advances on loan receivables                                                                     (87,890)             (72,184)
Principal collections on loan receivables                                                         56,388               51,748
Purchases of investments (other than short-term)                                                (569,913)            (866,446)
Proceeds from maturities of investments                                                          214,549              256,118
Proceeds from sales of investments                                                               585,243              848,727
                                                                                               ---------            ---------
  Net cash provided by investing activities                                                       95,864              207,511
                                                                                               ---------            ---------
Net cash flows from financing activities:
- ----------------------------------------
Net change in credit agreement and other short-term
 borrowings                                                                                         (488)               1,106
Net change in customer banking deposits                                                           (8,336)             (10,001)
Net change in policyholder account balances                                                      (10,050)             (88,332)
Issuance of long-term debt, net of issuance costs                                                 50,000               96,786
Reduction of long-term debt                                                                      (15,687)              (6,806)
Purchase of common shares for treasury                                                              (242)                (767)
                                                                                               ---------            ---------
  Net cash provided by (used for) financing activities                                            15,197               (8,014)
                                                                                               ---------            ---------
   Net increase (decrease) in cash and short-term investments                                    160,536             (277,859)
Cash and short-term investments at January 1,                                                    291,414              670,599
                                                                                               ---------            ---------
Cash and short-term investments at June 30,                                                    $ 451,950            $ 392,740
                                                                                               =========            =========

             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the six months ended June 30, 1994 and 1993
                    (Dollars in thousands, except par value)
                                   (Unaudited)


                                                                                         Net
                                                        Common                        Unrealized
                                                        Shares      Additional           Gain
                                                        $1 Par        Paid-In         (Loss) on          Retained
                                                        Value         Capital         Investments        Earnings        Total
                                                        ------      ----------        -----------        --------        -----
Balance, January 1, 1993                              $27,945        $123,656          $      9          $466,551      $618,161
Exercise of options to
 purchase common shares                                   145           1,196                                             1,341
Purchase of stock for
 treasury                                                (242)         (8,819)                                           (9,061)
Net change in unrealized
 gain (loss) on investments                                                                 776                             776
Income tax benefit related
 to warrant and option
 transactions recognized
 upon adoption of SFAS 109                                              9,410                                             9,410
Net income                                                                                                187,982       187,982
                                                      -------        --------          --------          --------      --------
Balance, June 30, 1993                                $27,848        $125,443          $    785          $654,533      $808,609
                                                      =======        ========          ========          ========      ========

Balance, January 1, 1994                              $27,897        $125,013          $ 49,912          $705,034      $907,856
Exercise of options to
 purchase common shares                                    98             926                                             1,024
Purchase of stock for
 treasury                                                  (6)           (236)                                             (242)
Net change in unrealized
 gain (loss) on investments                                                             (67,150)                        (67,150)
Net income                                                                                                 26,567        26,567
                                                      -------        --------          --------          --------      --------
Balance, June 30, 1994                                $27,989        $125,703         $ (17,238)         $731,601      $868,055
                                                      =======        ========         =========          ========      ========















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

     2. As more fully described in the 1993 10-K, the results of the most recent statistical studies of trading stamp redemptions indicate that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. Although the Company believes a significant change in redemption patterns has occurred, the amount of the excess may be different than is indicated by these studies. Accordingly, the Company is amortizing the aggregate apparent excess over a five year period. The amount of amortization of such apparent excess, which is reflected in results of operations in the caption "Cost of goods sold," was approximately $6,000,000 for each of the six month periods ended June 30, 1994 and 1993 and approximately $3,000,000 for each of the three month periods ended June 30, 1994 and 1993. Based on the latest studies, the unamortized apparent excess at June 30, 1994 was approximately $11,213,000. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of stamps issued during 1994 and 1993 ultimately will be redeemed.

     3. In March 1993, in settlement of claims related to El Salvador's 1986 seizure of the assets of Compania de Alumbrado Electrico de San Salvador, S.A. ("CAESS"), the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. The Company has recognized the gain on the cash basis. During the first quarter of 1994, the Company disposed of the remaining bonds and reported a pre-tax gain of approximately $8,458,000 which gain is included in the caption "Investment and other income" for the six month period ended June 30, 1994. Gains recognized in 1993 were not significant.

     4. During the second quarter of 1994, the Company acquired a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") for a preliminary purchase price (subject to audit adjustment) of approximately $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. The Company believes that the level of Caja's operating costs could not be justified by its existing revenue base. Accordingly, the new management of Caja has implemented an extensive restructuring plan including a substantial reduction in the number of employees and a consolidation of Caja's offices. The Company believes Caja's restructuring efforts will increase its profitability, although there can be no assurance that such efforts will be successful. The Company intends to record its equity in earnings of Caja on a three month lag.

     5. On June 23, 1993, the Company reinsured substantially all of its existing blocks of single premium whole life ("SPWL") business with a subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). In connection with the transaction, the Company realized a net pre-tax gain of approximately $16,700,000 for the six and three month periods ended June 30, 1993. Such net pre-tax gain consists of net gains on sales of investments sold in connection with the transaction (approximately $24,100,000) which are included in the caption "Net securities gains," reduced by a net loss of approximately $7,400,000 (principally the write-off of deferred policy acquisition costs of approximately $26,900,000 less the premium received on the transaction) which is included in the caption "Provision for insurance losses and policy benefits." For financial reporting purposes, the Company reflects the policy liabilities assumed by John Hancock (in policy reserves), with an offsetting receivable from John Hancock of the same amount (in reinsurance receivable, net), until the Company is relieved of its legal obligation to the SPWL policyholders.

     6. In connection with the formation of Jordan Industries, Inc. ("JII"), on June 1, 1988, John W. Jordan II, a director and significant shareholder of the Company, acquired from the Company most of the Company's direct interest in JII in exchange for a zero coupon note with an initial principal value of approximately $7,132,000 and an accreted value at maturity on May 31, 1993 of approximately $11,618,000 (the "Zero Coupon Note"). On June 1, 1993 Mr. Jordan delivered to the Company 224,175 of the Company's Common Shares valued at $8,294,000 (the maturity value of the Zero Coupon Note, after reflecting certain prepayments) as payment in full of the Zero Coupon Note. The Common Shares were valued at $37.00 per share, the closing price of a Common Share on the New York Stock Exchange Composite Tape on May 24, 1993, the last full trading day prior to the authorization by the Company's Board of Directors of the agreement.

     7. Effective as of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113") and Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). As a result of adoption of SFAS 109, SFAS 106, SFAS 112 and EITF 93-6, the cumulative effects of such changes through January 1, 1993 were recorded as of the date of adoption and were principally reflected in results of operations as "Cumulative effects of changes in accounting principles." In addition, as a result of adoption of SFAS 109, certain acquired intangibles were reduced (for benefits of acquired tax loss carryforwards) and shareholders' equity was directly increased (as a result of prior stock transactions).

       A summary of the amounts included in cumulative effects of changes in accounting principles and related per share amounts, for the six month period ended June 30, 1993 is as follows (in thousands, except per share amounts):


                                                                                           Per Share
                                                                    Amount           Primary    Fully Diluted
                                                                    ------           -------    -------------
        SFAS 109                                                  $127,152            $4.33          $4.16
        SFAS 106, less income taxes of $2,298                       (4,461)            (.15)          (.15)
        SFAS 112, less income taxes of $1,632                       (3,168)            (.11)          (.10)
        EITF 93-6, less income taxes of $4,982                       9,672              .33            .31
                                                                  --------            -----          -----
                                                                  $129,195            $4.40          $4.22
                                                                  ========            =====          =====



     8. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 29,102,000 and 29,352,000 for the six month periods ended June 30, 1994 and 1993, respectively, and 29,059,000 and 29,209,000 for the three month periods ended June 30, 1994 and 1993, respectively.

        Fully diluted earnings per share was calculated as described above and, for 1993, also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into Common Shares for the period they were outstanding and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for the 1994 periods since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used to calculate fully diluted earnings per share was 29,102,000 and 30,597,000 for the six month periods ended June 30, 1994 and 1993, respectively, and 29,059,000 and 30,955,000 for the three month periods ended June 30, 1994 and 1993, respectively.

     9. Cash paid for interest and income taxes (net of refunds) was $23,220,000 and $6,974,000, respectively, for the six month period ended June 30, 1994 and $18,345,000 and $13,386,000, respectively, for the six month period ended June 30, 1993.

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Interim Operations.
               ---------------------------------

     The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1993 10-K.

                         Liquidity and Capital Resources
                         --------------------------------

     During each of the six month periods ended June 30, 1994 and 1993, the Company operated profitably and, exclusive of the transaction with John Hancock in 1993, net cash was provided from operations.

     During the six months ended June 30, 1994, the Company did not utilize its bank Credit Agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements.

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

     In April 1994, the Company acquired a 30% interest in Caja for a preliminary purchase price (subject to audit adjustment) of approximately $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. The Company believes that the level of Caja's operating costs could not be justified by its existing revenue base. Accordingly, the new management of Caja has implemented an extensive restructuring plan including a substantial reduction in the number of employees and a consolidation of Caja's offices. The Company believes Caja's restructuring efforts will increase its profitability, although there can be no assurance that such efforts will be successful.

     In May 1994, the Company acquired a 587,000 square foot office building located near Grand Central Terminal in New York City for approximately $50,800,000. The building has approximately 370,000 square feet of contiguous space available for occupancy. After certain improvements to the building are completed, the Company intends to lease the available space. The Company may also use some of the available space for its operations. The funds to acquire the building were provided by general corporate funds available to the parent company.

     In June 1994, the Company entered into a five-year term loan agreement with certain of its bank lenders for new funds of $50,000,000. The loan bears interest based on the prime rate or LIBOR. The funds are available for general corporate purposes.

     During the second quarter of 1994, the Company invested approximately $20,000,000 in the Russian privatization program. Through this program, the Company will acquire equity interests in various companies through auctions conducted by the Russian government. The Company carries these investments at cost, in the caption "Other investments." In addition, the Company has committed to invest up to $6,000,000 in Symskaya Exploration, Inc., a joint venture engaged in the exploration of oil and gas in the Krasnoyarsk region of eastern
     Siberia.  The amount invested as of June 30, 1994 was not material.

     In July 1994, the Company acquired substantially all of the debt of HSD Venture, a California general partnership in reorganization proceedings under chapter 11 of the Bankruptcy Code, for approximately $42,000,000. HSD Venture is the developer and owner of two luxury condominium towers in downtown San Diego, California. The property includes approximately 202

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Interim Operations, continued
              ---------------------------------

     residential units, of which approximately 190 are available for sale, and approximately 42,000 square feet of retail space. Marketing of the remaining units has commenced. The plan of reorganization, if confirmed by the Bankruptcy Court, would give the Company control of the partnership. The funds for this investment were provided by general corporate funds available to the parent company.

     As more fully described in the 1993 10-K, as of December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which requires securities classified as "available for sale" to be carried at market value with the corresponding adjustment reflected directly in shareholders' equity. Principally as a result of increases in market interest rates during 1994, the unrealized gain on investments at the end of 1993 became an unrealized loss of $17,238,000 (net of taxes) as of June 30, 1994. While this has resulted in a reduction in shareholders' equity, it had no effect on cash flows. Further, the Company believes that the high quality and relatively short duration of its investment portfolios will enable it to take advantage of higher interest rates and suffer relatively smaller reductions in aggregate market value than others in its industries.

     New Jersey's insurance laws require all automobile insurers to share in the losses of the Market Transition Facility (the "MTF"), the New Jersey insurance pool for high risk drivers. In February 1994, the Colonial Penn property and casualty group was assessed and paid approximately $5,300,000 into a court mandated escrow account, representing Colonial Penn's share of losses from the MTF's first year of operation. On June 13, 1994, the New Jersey Department of Insurance, the State of New Jersey, the MTF and certain of the MTF's member insurers who had challenged the assessments entered into a settlement agreement whereby the MTF member insurers were released from further assessments beyond the amounts previously paid into the escrow account. The remainder of the MTF deficit is to be funded by a bond issue and surplus in the now defunct Joint Underwriting Association, the predecessor to the MTF. The escrowed funds were released to the MTF on July 26, 1994. Although Colonial Penn was not a signatory to the settlement agreement with the MTF, management believes that its liability to the MTF is limited to the $5,300,000 already paid.

                              Results of Operations
                              ----------------------
                  The 1994 Periods Compared to the 1993 Periods
                  ----------------------------------------------

     Earned premium revenues of the property and casualty insurance operations were approximately $354,142,000 and $353,441,000 for the six month periods ended June 30, 1994 and 1993, respectively, and $179,760,000 and $178,657,000 for the three month periods ended June 30, 1994 and 1993, respectively. The increase reflects increased premium volume and increases in certain premium rates applicable to the Empire Insurance Group offset in part by a decline in premium levels applicable to the Colonial Penn property and casualty insurance group. The decline in earned premiums of the Colonial Penn property and casualty insurance operations was anticipated and is principally the result of a substantial reduction in marketing programs employed prior to acquisition which the Company believes were not justified by prior operating results. As more fully described in the 1993 10-K, the Colonial Penn property and casualty operations are using other means to market their products. The Company believes it is likely that new business generated will be greater than business lost through normal attrition by the end of 1994, although there can be no assurance that this will be achieved.

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Interim Operations, continued
               ---------------------------------

     Earned premium revenues of the life and health insurance operations were approximately $87,657,000 and $95,870,000 for the six month periods ended June 30, 1994 and 1993, respectively, and $44,456,000 and $49,117,000 for the three month periods ended June 30, 1994 and 1993, respectively. The decrease in earned premium revenues principally results from the run-off of the agent sold medicare supplement business, which the Company ceased marketing at December 31, 1992. The Company continues to offer renewals to its existing policyholders on a profitable basis.

     Manufacturing revenues increased in the 1994 periods compared to the 1993 periods, principally at the divisions selling padding, absorbent and erosion control products, thermo plastic netting products, wire and cable products and commercial office furnishings and acoustical products.

     Trading stamp revenues decreased in the 1994 periods compared to the 1993 periods principally due to reduced demand from existing customers.

     Finance revenues reflect the level of consumer instalment loans. As more fully described in the 1993 10-K, based on its experience in providing collateralized automobile loans to individuals with poor credit histories, the Company concluded that there were excellent opportunities for successful expansion of this business. Accordingly, on a controlled basis the Company is increasing its investments in such loans. Such loans approximated $99,364,000 at June 30, 1994 and $73,321,000 at December 31, 1993.

     Investment and other income decreased in the 1994 periods compared to the 1993 periods. The decrease was principally the result of a lower level of investments due to the disposition of certain life insurance product lines. Investment and other income for the six month period ended June 30, 1993 includes revenues related to the Company's former motivation subsidiary, whose net assets were transferred to a new joint venture in early 1993, in exchange for a 45% equity interest in the joint venture. Investment and other income for the six month period ended June 30, 1994 includes approximately $8,458,000 related to the disposition of the El Salvador government bonds receivable, as described more fully above.

     Net securities gains (losses) were ($11,123,000) and $40,437,000 for the six month periods ended June 30, 1994 and 1993, respectively, and ($9,656,000) and $27,467,000 for the three month periods ended June
     30, 1994 and 1993, respectively. Security gains for the 1993 periods include approximately $24,100,000 realized in connection with the reinsurance transaction with John Hancock. Realized security losses during the 1994 periods principally resulted from the Company's strategy to shorten the duration of its investment portfolio. In addition, the six month period ended June 30, 1994 included provisions for write-downs of investments of approximately $3,568,000.

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Interim Operations, continued
               ---------------------------------

     The Company's operating ratios for its property and casualty operations were as follows:

                                                   Three Months Ended          Six Months Ended
                                                         June 30,                    June 30,
                                                   ------------------          ----------------
                                                   1994          1993          1994        1993
                                                   ----          ----          ----        ----
                         Loss Ratio:
                            GAAP                   78.9%         76.5%         83.8%       77.3%
                            SAP                    77.5%         75.4%         83.0%       76.3%
                         Expense Ratio:
                            GAAP                   19.1%         20.0%         18.1%       20.9%
                            SAP                    17.2%         16.5%         16.7%       17.0%
                         Combined Ratio:
                            GAAP                   98.0%         96.5%        101.9%       98.2%
                            SAP                    94.7%         91.9%         99.7%       93.3%


     The provision for insurance losses and policy benefits includes aggregate catastrophe losses and related loss adjustment expenses estimated at approximately $16,510,000 (including approximately $11,000,000 related to the California earthquake) and $10,000,000 for the six month periods ended June 30, 1994 and 1993, respectively (primarily all in the first quarters). The increase in catastrophe losses in the six month period ended June 30, 1994 as compared to the similar period in 1993 accounted for approximately 29% (1.9 percentage points) of the increase in the GAAP loss ratio. In addition, the loss experience of Colonial Penn's automobile insurance business in the 1993 periods reflects lower frequency of claims and settlement of prior years claims at amounts less than had been provided.

     Provision for insurance losses and policy benefits of the life and health operations decreased in 1994 periods compared to the 1993 periods principally due to lower earned premiums and insurance in force. In addition, the periods ended in 1993 include a loss related to the transaction with John Hancock of $7,400,000, as more fully described in Notes to Interim Consolidated Financial Statements.

     The increase in manufacturing cost of goods sold in the 1994 periods compared to the similar periods ended in 1993 principally reflects the increase in manufacturing sales and inventory adjustments. Pre-tax income related to the manufacturing operations was not materially different for the 1994 and 1993 periods.

     Cost of goods sold applicable to the trading stamp operations in each period reflects amortization of the apparent excess in the liability for unredeemed trading stamps of approximately $6,000,000 for each of the six month periods ended June 30, 1994 and 1993 and $3,000,000 for each of the three month periods ended June 30, 1994 and 1993. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of trading stamps issued in 1994 and 1993 ultimately will be redeemed.

     Interest expense increased in the 1994 periods compared to the 1993 periods. Interest expense principally reflects the increased level of borrowings resulting from the sale of $200,000,000 of new debt during 1993.

     In the six month period ended June 30, 1993, selling, general and other expenses included expenses related to the Company's former motivation subsidiary which, as described above, was contributed to a joint venture in early 1993.

     The six month period ended June 30, 1993 includes cumulative effects of changes in accounting principles of $129,195,000, as more fully described in Notes to Interim Consolidated Financial Statements.

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Interim Operations, continued
               ---------------------------------

     The number of shares used to calculate primary earnings per share amounts was 29,102,000 and 29,352,000 for the six month periods ended June 30, 1994 and 1993, respectively, and 29,059,000 and 29,209,000 for the three month periods ended June 30, 1994 and 1993, respectively. The number of shares used to calculate fully diluted earnings per share amounts was 29,102,000 and 30,597,000 for the six month periods ended June 30, 1994 and 1993, respectively, and 29,059,000 and 30,955,000 for the three month periods ended June 30, 1994 and 1993, respectively. The decrease in the number of shares utilized in calculating per share amounts was principally caused by the decrease in the market price of the Company's common stock. In addition, for fully diluted per share amounts, the 5 1/4% Convertible Subordinated Debentures due 2003 were not assumed to have been converted in the 1994 periods since the effect of such assumed conversion would have been to increase earnings per share.

                           PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.
               ------------------
               On May 11, 1994, a Leucadia stockholder filed a purported derivative action on behalf of the Company against the Company's current Board Of Directors and one former director, Melvin Hirsch. The action was filed in the United States District Court for the Southern District of New York and is entitled Pinnacle Consultants, Ltd. v. Leucadia
                               --------------------------    --------
               National Corporation, et al. (Civil Action No. 94 Civ 3496).
               ----------------------------
               The complaint alleges claims for violations of the Racketeer Influenced and Corrupt Organizations Act, Section 14 (a) of the Securities Act of 1934 and state law claims for waste, breach of fiduciary duty and fraud. Defendants have retained legal counsel and have requested that the court dismiss the complaint on various grounds.


     Item 6.   Exhibits and Reports on Form 8-K.
               ---------------------------------
               a) Exhibits:

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



                                   LEUCADIA NATIONAL CORPORATION
                                   -----------------------------
                                   (Registrant)





     Date: August 12, 1994         By /s/ Joseph A. Orlando
                                   ------------------------
                                   Joseph A. Orlando
                                   Vice President and Comptroller
                                   (Principal Financial and
                                   Accounting Officer)