Form 10-Q
period 1994-09-30
LEUCADIA NATIONAL CORP
filed 1994-11-10
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1994.
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-5721


                       LEUCADIA NATIONAL CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            New York                                  13-2615557
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

           315 Park Avenue South, New York, New York  10010-3607
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 7, 1994: 28,027,019.

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.
              --------------------
                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1994 and December 31, 1993
                    (Dollars in thousands, except par value)


                                                            September 30,     December 31,
                                                                1994              1993
                                                            ------------      ------------
                                                             (Unaudited)

      ASSETS
      ------
      Investments:
       Available for sale (aggregate cost of
        $2,372,895 and $2,447,180)                            $2,338,864       $2,524,493
       Trading securities (aggregate cost of
        $49,386 and $40,578)                                      50,356           41,984
       Held to maturity (aggregate market value
        of $52,758 and $77,243)                                   53,766           74,796
       Policyholder loans                                         18,186           18,138
       Other investments, including accrued interest income       49,017           38,559
                                                              ----------       ----------
         Total investments                                     2,510,189        2,697,970

      Cash and short-term investments                            275,975          291,414
      Reinsurance receivable, net                                330,591          462,671
      Trade, notes and other receivables, net                    470,526          390,394
      Prepaids and other assets                                  206,112          161,441
      Property, equipment and leasehold
       improvements, net                                         101,421           99,741
      Deferred policy acquisition costs
       and value of insurance in force                            72,493           55,410
      Deferred income taxes                                      139,586          114,001
      Separate and variable accounts                             390,094          335,357
      Investments in associated companies                        181,876           80,873
                                                              ----------       ----------
               Total                                          $4,678,863       $4,689,272
                                                              ==========       ==========
      LIABILITIES
      -----------
      Customer banking deposits                               $  165,720       $  173,365
      Trade payables and expense accruals                        192,472          164,533
      Other liabilities                                          116,880          110,396
      Income taxes payable                                        39,066           40,378
      Policy reserves                                          1,977,361        2,105,408
      Unearned premiums                                          429,196          380,260
      Separate and variable accounts                             389,020          334,636
      Liability for unredeemed trading stamps                     46,195           58,541
      Debt, including current maturities                         425,379          401,335
                                                              ----------       ----------
         Total liabilities                                     3,781,289        3,768,852
                                                              ----------       ----------
      Minority interest                                           11,738           12,564
                                                              ----------       ----------
      SHAREHOLDERS' EQUITY
      --------------------
      Common shares, par value $1 per share,
       authorized 150,000,000 shares; 28,008,355
       and 27,897,023 shares issued and
       outstanding, after deducting 30,267,932
       and 30,260,664 shares held in treasury                     28,008           27,897
      Additional paid-in capital                                 125,880          125,013
      Net unrealized gain (loss) on investments                  (20,897)          49,912
      Retained earnings                                          752,845          705,034
                                                              ----------       ----------
         Total shareholders' equity                              885,836          907,856
                                                              ----------       ----------
               Total                                          $4,678,863       $4,689,272
                                                              ==========       ==========

             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                For the periods ended September 30, 1994 and 1993
                 (Dollars in thousands, except per share amounts)
                                    (Unaudited)


                                                                  For the Three                           For the Nine
                                                               Month Period Ended                     Month Period Ended
                                                                  September 30,                          September 30,
                                                                -----------------                     -----------------
                                                                1994         1993                     1994         1993
                                                                ----         ----                     ----         ----
Revenues:
 Insurance revenues and commissions                          $231,920       $223,109             $  673,719     $  672,420
 Manufacturing                                                 45,935         42,780                139,316        132,938
 Trading stamps                                                 4,844          5,710                 14,886         18,351
 Finance                                                       12,202          8,763                 32,732         24,328
 Investment and other income                                   55,326         49,724                162,465        173,766
 Net securities gains (losses)                                 (2,764)         6,000                (13,887)        46,437
                                                             --------       --------             ----------     ----------
                                                              347,463        336,086              1,009,231      1,068,240
                                                             --------       --------             ----------     ----------
Expenses:
 Provision for insurance losses and
  policy benefits                                             201,579        184,387                602,873        598,639
 Insurance commissions                                          2,084          1,741                  4,153          5,176
 Cost of goods sold:
   Manufacturing                                               34,151         30,145                100,042         92,793
   Trading stamps                                                (189)            45                   (273)         1,109
 Interest                                                      11,071         10,325                 32,546         28,996
 Salaries                                                      22,212         19,706                 64,563         60,899
 Selling, general and other expenses                           47,667         46,547                134,818        142,186
 Minority interest                                                342          1,280                    806          2,141
                                                             --------       --------             ----------     ----------
                                                              318,917        294,176                939,528        931,939
                                                             --------       --------             ----------     ----------
  Income before income taxes and
    cumulative effects of changes
    in accounting principles                                   28,546         41,910                 69,703        136,301
                                                             --------       --------             ----------     ----------
Provision for income taxes:
 Currently payable                                                174          4,936                  8,297         13,224
 Applied to deferred taxes                                      7,128          4,168                 13,595         31,484
                                                             --------       --------             ----------     ----------
                                                                7,302          9,104                 21,892         44,708
                                                             --------       --------             ----------     ----------
  Income before cumulative effects of
    changes in accounting principles                           21,244         32,806                 47,811         91,593
Cumulative effects of changes in
 accounting principles                                           --              --                    --          129,195
                                                             --------       --------             ----------     ----------
   Net income                                                $ 21,244       $ 32,806             $   47,811     $  220,788
                                                             ========       ========             ==========     ==========
Earnings per common and dilutive common
 equivalent share:
 Income before cumulative effects of
  changes in accounting principles                               $.73          $1.12                  $1.64          $3.12
 Cumulative effects of changes in
  accounting principles                                           --             --                     --            4.41
                                                                 ----          -----                  -----          -----
   Net income                                                    $.73          $1.12                  $1.64          $7.53
                                                                 ====          =====                  =====          =====
Fully diluted earnings per common share:
 Income before cumulative effects of
  changes in accounting principles                               $.72          $1.09                  $1.64          $3.06
 Cumulative effects of changes in
  accounting principles                                           --             --                     --            4.21
                                                                 ----          -----                  -----          -----
   Net income                                                    $.72          $1.09                  $1.64          $7.27
                                                                 ====          =====                  =====          =====

             See notes to interim consolidated financial statements.

                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1994 and 1993
                             (Dollars in thousands)
                                   (Unaudited)
                                                                      1994         1993
                                                                      ----         ----
      Net cash flows from operating activities:
      ----------------------------------------
      Net income                                                   $  47,811   $  220,788
      Adjustments to reconcile net income to net cash
       provided by (used for) operations:
        Cumulative effects of changes in accounting principles          --       (129,195)
        Reduction of SFAS 109 deferred tax asset, principally the
         benefit from utilization of tax loss carryforwards           13,595       31,484
        Depreciation and amortization of property, equipment and
         leasehold improvements                                       12,627       12,260
        Other amortization                                            65,404       71,525
        Provision for doubtful accounts                                9,964        5,793
        Net securities (gains) losses                                 13,887      (46,437)
        Equity in losses of associated companies                       5,585        2,408
        (Gain) related to CAESS                                       (8,458)        (130)
        Purchases of investments classified as trading              (100,506)        --
        Proceeds from sales of investments classified as trading      93,327         --
        Net change in reinsurance receivable                         132,507       46,648
        Net change in trade, notes and other receivables             (42,181)     (56,033)
        Net change in prepaids and other assets                      (17,501)     (19,156)
        Deferred policy acquisition costs incurred and deferred      (75,927)     (62,630)
        Net change in trade payables and expense accruals             21,742       15,888
        Net change in other liabilities                                5,051        1,784
        Net change in income taxes                                    (1,272)      (2,341)
        Net change in policy reserves                               (113,808)     (60,479)
        Net change in unearned premiums                               48,936       56,840
        Decrease in liability for unredeemed trading stamps          (12,346)     (11,571)
        Cash related to reinsurance transaction with John Hancock       --       (510,698)
        Minority interest                                                806        2,141
        Other                                                          1,517          847
                                                                   ---------    ---------
        Net cash provided by (used for) operating activities         100,760     (430,264)
                                                                   ---------    ---------
      Net cash flows from investing activities:
      ----------------------------------------
      Acquisition of real estate, property, equipment and
       leasehold improvements                                        (69,624)     (15,157)
      Proceeds from disposals of property, equipment and
       leasehold improvements                                          6,529        4,932
      Investment in Caja                                             (45,711)        --
      Investment in HSD Venture                                      (42,433)        --
      Advances on loan receivables                                  (133,810)    (105,904)
      Principal collections on loan receivables                       88,942       77,468
      Purchases of investments (other than short-term)              (876,256)  (1,313,177)
      Proceeds from maturities of investments                        282,032      359,522
      Proceeds from sales of investments                             672,265      999,376
                                                                   ---------   ----------
        Net cash provided by (used for) investing activities        (118,066)       7,060
                                                                   ---------   -----------
      Net cash flows from financing activities:
      ----------------------------------------
      Net change in credit agreement and other short-term
       borrowings                                                        279       (5,565)
      Net change in customer banking deposits                         (7,550)     (10,980)
      Net change in policyholder account balances                    (14,239)     (92,415)
      Issuance of long-term debt, net of issuance costs               50,000      194,133
      Reduction of long-term debt                                    (26,342)     (11,467)
      Purchase of common shares for treasury                            (281)        (873)
                                                                   ---------   ----------
        Net cash provided by financing activities                      1,867       72,833
                                                                   ---------   ----------
           Net (decrease) in cash and short-term investments         (15,439)    (350,371)
      Cash and short-term investments at January 1,                  291,414      670,599
                                                                   ---------   ----------
      Cash and short-term investments at September 30,             $ 275,975   $  320,228
                                                                   =========   ==========

             See notes to interim consolidated financial statements.



                 LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the nine months ended September 30, 1994 and 1993
                    (Dollars in thousands, except par value)
                                   (Unaudited)




                                                           Net
                                   Common              Unrealized
                                   Shares  Additional     Gain
                                   $1 Par    Paid-In    (Loss) on    Retained
                                    Value   Capital    Investments   Earnings     Total
                                   -------  --------   -----------   --------     -----
      Balance, January 1, 1993     $27,945   $123,656    $      9    $466,551   $618,161
      Exercise of options to
       purchase common shares          189      1,639                              1,828
      Purchase of stock for
       treasury                       (245)    (8,922)                            (9,167)
      Net change in unrealized
       gain (loss) on investments                             820                    820
      Income tax benefit related
       to warrant and option
       transactions recognized
       upon adoption of SFAS 109                9,410                              9,410
      Net income                                                      220,788    220,788
                                   -------   --------    --------    --------   --------
      Balance, September 30, 1993  $27,889   $125,783    $    829    $687,339   $841,840
                                   =======   ========    =========   ========   ========

      Balance, January 1, 1994     $27,897   $125,013    $ 49,912    $705,034   $907,856
      Exercise of options to
       purchase common shares          118      1,141                              1,259
      Purchase of stock for
       treasury                         (7)      (274)                              (281)
      Net change in unrealized
       gain (loss) on investments                         (70,809)               (70,809)
      Net income                                                       47,811     47,811
                                   -------   --------    --------    --------   --------
      Balance, September 30, 1994  $28,008   $125,880    $(20,897)   $752,845   $885,836
                                   =======   ========    ========    ========   ========









             See notes to interim consolidated financial statements.

                          LEUCADIA NATIONAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            -------------------------
     1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1993, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1993 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1993 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

         Certain amounts for prior periods have been reclassified to be consistent with the 1994 presentation.

     2. As more fully described in the 1993 10-K, the results of the most recent statistical studies of trading stamp redemptions indicate that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. Although the Company believes a significant change in redemption patterns has occurred, the amount of the excess may be different than is indicated by these studies. Accordingly, the Company is amortizing the aggregate apparent excess over a five year period. The amount of amortization of such apparent excess, which is reflected in results of operations in the caption "Cost of goods sold," was approximately $9,000,000 for each of the nine month periods ended September 30, 1994 and 1993 and approximately $3,000,000 for each of the three month periods ended September 30, 1994 and 1993. Based on the latest studies, the unamortized apparent excess at September 30, 1994 was approximately $8,285,000. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of stamps issued during 1994 and 1993 ultimately will be redeemed.

     3. In March 1993, in settlement of claims related to El Salvador's 1986 seizure of the assets of Compania de Alumbrado Electrico de San Salvador, S.A. ("CAESS"), the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. The Company has recognized the gain on the cash basis. During the first quarter of 1994, the Company disposed of the remaining bonds and reported a pre-tax gain of approximately $8,458,000 which gain is included in the caption "Investment and other income" for the nine month period ended September 30, 1994. Gains recognized in 1993 were not significant.

     4. During the second quarter of 1994, the Company acquired a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") for a preliminary purchase price (subject to audit adjustment) of approximately $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. The equity in the earnings of Caja, which were not material for the nine and three month periods ended September 30, 1994, are recorded on a three month lag.

     5. On June 23, 1993, the Company reinsured substantially all of its existing blocks of single premium whole life ("SPWL") business with a subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). In connection with the transaction, the Company realized a net pre-tax gain of approximately $16,700,000 for the nine month period ended September 30, 1993. Such net pre-tax gain consists of net gains on sales of investments sold in connection with the transaction (approximately $24,100,000) which are included in the caption "Net securities gains (losses)," reduced by a net loss of approximately $7,400,000 (principally the write-off of deferred policy acquisition costs of approximately $26,900,000 less the premium received on the transaction) which is included in the caption "Provision for insurance losses and policy benefits." For financial reporting purposes, the Company reflects the policy liabilities assumed by John Hancock (in policy reserves), with an offsetting receivable from John Hancock of the same amount (in reinsurance receivable, net), until the Company is relieved of its legal obligation to the SPWL policyholders.

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

         A summary of the amounts included in cumulative effects of changes in accounting principles and related per share amounts, for the nine month period ended September 30, 1993 is as follows (in thousands, except per share amounts):

                                                                  Per Share
                                                   Amount    Primary   Fully Diluted
                                                   ------    -------  -------------
      SFAS 109                                    $127,152    $4.34       $4.14
      SFAS 106, less income taxes of $2,298         (4,461)    (.15)       (.15)
      SFAS 112, less income taxes of $1,632         (3,168)    (.11)       (.10)
      EITF 93-6, less income taxes of $4,982         9,672      .33         .32
                                                  --------    -----       -----
                                                  $129,195    $4.41       $4.21
                                                  ========    =====       =====

     8. During the third quarter of 1994, the Company lowered its estimated annual effective income tax rate to reflect certain tax benefits and foreign tax credits. In the 1993 periods, the tax provision reflects a credit of approximately $4,215,000 from recalculating current and deferred income taxes using the higher corporate income tax rate, retroactive to January 1, 1993, under the Omnibus Budget Reconciliation Act ("OBRA").

         In addition, during the third quarter of 1993, the valuation allowance applicable to the deferred income tax asset was reduced to reflect the resolution of uncertainties regarding the availability of certain income tax deductions. The reduction in the valuation allowance resulted in a credit to the provision for income taxes of approximately $4,100,000 in the 1993 periods.

         For the nine and three month periods ended September 30, 1994 and 1993, the actual income tax rate is below the "expected" statutory federal income tax rate principally due to the matters discussed above, less the effects of state income taxes.

     9. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 29,077,000 and 29,311,000 for the nine month periods ended September 30, 1994 and 1993, respectively, and 29,028,000 and 29,216,000 for the three month periods ended September 30, 1994 and 1993, respectively.

         Fully diluted earnings per share was calculated as described above and also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into Common Shares for the period they were outstanding and earnings increased for the interest on such debentures, net of the income tax effect. The number of shares used to calculate fully diluted earnings per share was 30,816,000 and 30,704,000 for the nine month periods ended September 30, 1994 and 1993, respectively, and 30,767,000 and 30,955,000 for the three month periods ended September 30, 1994 and 1993, respectively.

     10. Cash paid for interest and income taxes (net of refunds) was $32,694,000 and $9,564,000, respectively, for the nine month period ended September 30, 1994 and $24,275,000 and $15,137,000, respectively, for the nine month period ended September 30, 1993.

     11. In October 1994, the Company entered into an agreement to sell its remaining interest in Compania Boliviana de Energia Electrica, S.A. ("Bolivian Power") to an unaffiliated party for cash of approximately $18,000,000. The Company expects the sale to close during the fourth quarter and will record a pre-tax gain of approximately $14,500,000.

     ITEM 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Interim Operations.
               --------------------------------------------

     The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1993 10-K.

                         Liquidity and Capital Resources
                         -------------------------------
     During each of the nine month periods ended September 30, 1994 and 1993, the Company operated profitably and, exclusive of the transaction with John Hancock in 1993, net cash was provided from operations.

     During the nine months ended September 30, 1994, the Company did not utilize its $150,000,000 bank Credit Agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements.

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

     In May 1994, the Company acquired a 600,000 square foot office building located near Grand Central Terminal in New York City for approximately $50,800,000. The building has approximately 330,000 square feet of contiguous space available for occupancy. After certain improvements to the building are completed, the Company intends to lease the available space. The Company may also use some of the available space for its operations. The funds to acquire the building were provided by general corporate funds available to the parent company.

     In June 1994, the Company entered into a five-year term loan agreement with certain of its bank lenders for new funds of $50,000,000. The loan bears interest based on the prime rate or LIBOR. The funds are available for general corporate purposes.

     During 1994, the Company invested approximately $23,000,000 in the Russian privatization program. Through this program, the Company acquired equity interests in various companies through auctions conducted by the Russian government. The Company carries these investments at cost, in the caption "Other investments." In addition, the Company has committed to invest up to $6,000,000 in Symskaya Exploration, Inc., a joint venture engaged in the exploration of oil and gas in the Krasnoyarsk region of Siberia. During the third quarter of 1994, the Company entered into a joint venture agreement to invest up to $6,000,000 in an enterprise involved in supplying raw materials for aluminum smelting in Tajikistan, and the subsequent sale of aluminum received in return. The amounts invested in these joint ventures as of September 30, 1994 were not material.

     In July 1994, the Company acquired substantially all of the debt of HSD Venture, a California general partnership in reorganization proceedings under chapter 11 of the Bankruptcy Code, for approximately $42,000,000. HSD Venture is the developer and owner of two luxury condominium towers in downtown San Diego, California. The property includes approximately 202

     ITEM 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Interim Operations, continued
               --------------------------------------------

     residential units, of which approximately 180 are available for sale, and approximately 42,000 square feet of retail space. Marketing of the remaining units has commenced. The plan of reorganization, which has been confirmed by the Bankruptcy Court and is expected to become effective during the fourth quarter, will give the Company control of the partnership. The funds for this investment were provided by general corporate funds available to the parent company.

     In October 1994, the Company entered into an agreement to sell its remaining interest in Bolivian Power to an unaffiliated party for cash of approximately $18,000,000. The Company expects the sale to close during the fourth quarter and will record a pre-tax gain of approximately $14,500,000.

     As more fully described in the 1993 10-K, as of December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which requires securities classified as "available for sale" to be carried at market value with the corresponding adjustment reflected directly in shareholders' equity. Principally as a result of increases in market interest rates during 1994, the unrealized gain on investments at the end of 1993 became an unrealized loss of $20,897,000 (net of taxes) as of September 30, 1994. While this has resulted in a reduction in shareholders' equity, it had no effect on results of operations or cash flows. Further, the Company believes that the high quality and relatively short duration of its investment portfolios will enable it to take advantage of higher interest rates and suffer relatively smaller reductions in aggregate market value than others in its industries with investment portfolios of longer duration and lesser quality.

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

                              Results of Operations
                              ---------------------
                  The 1994 Periods Compared to the 1993 Periods
                  ---------------------------------------------
     Earned premium revenues of the property and casualty insurance operations were approximately $543,454,000 and $533,528,000 for the nine month periods ended September 30, 1994 and 1993, respectively, and $189,312,000 and $180,087,000 for the three month periods ended September 30, 1994 and 1993, respectively. The increase reflects increased premium volume and increases in certain premium rates applicable to the Empire Insurance Group offset in part by a decline in premium levels applicable to the Colonial Penn property and casualty insurance group. The decline in earned premiums of the Colonial Penn property and casualty insurance operations is principally the result of the Company's strategy to substantially reduce the marketing programs employed prior to acquisition which the Company believes were not justified by prior operating results. As more fully described in the 1993 10-K, the

     ITEM 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Interim Operations, continued
               --------------------------------------------

     Colonial Penn property and casualty operations are using other means to market their products. The Company believes it is likely that new business generated will be greater than business lost through normal attrition in 1995, although there can be no assurance that this will be achieved.

     Earned premium revenues of the life and health insurance operations were approximately $130,265,000 and $138,892,000 for the nine month periods ended September 30, 1994 and 1993, respectively, and $42,608,000 and $43,022,000 for the three month periods ended September 30, 1994 and 1993, respectively. The decrease in earned premium revenues principally results from the run-off of the agent sold medicare supplement business, which the Company ceased marketing at December 31, 1992. The Company continues to offer renewals to its existing policyholders on a profitable basis.

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

     Finance revenues reflect the level of consumer instalment loans. As more fully described in the 1993 10-K, based on its experience in providing collateralized automobile loans to individuals with poor credit histories, the Company concluded that there were excellent opportunities for successful expansion of this business. Accordingly, on a controlled basis the Company is increasing its investments in such loans. Such loans approximated $116,037,000 at September 30, 1994 and $73,321,000 at December 31, 1993.

     Investment and other income decreased in the nine month period ended September 30, 1994 as compared to the similar 1993 period principally as a result of a lower level of investments due to the disposition of certain life insurance product lines in June 1993. The 1994 periods also reflect increased fee income related to acquired blocks of automobile assigned risk business from insurance companies required or volunteering to terminate such coverage. Investment and other income for the nine month period ended September 30, 1994 includes approximately $8,458,000 related to the disposition of the El Salvador government bonds receivable, as more fully described in Notes to Interim Consolidated Financial Statements. Investment and other income for the nine month period ended September 30, 1993 includes revenues related to the Company's former motivation subsidiary, whose net assets were transferred to a new joint venture in early 1993, in exchange for a 45% equity interest in the joint venture.

     Net securities gains (losses) were ($13,887,000) and $46,437,000 for the nine month periods ended September 30, 1994 and 1993, respectively, and ($2,764,000) and $6,000,000 for the three month periods ended September 30, 1994 and 1993, respectively. Security gains for the nine month period ended September 30, 1993 include approximately $24,100,000 realized in connection with the reinsurance transaction with John Hancock. As a result of realizing securities gains and investing proceeds at the lower prevailing interest rates, the Company provided additional provisions for policy benefits aggregating approximately $4,750,000 for the nine and three month periods ended September 30, 1993. Realized security losses during the 1994 periods principally resulted from the Company's strategy to shorten the duration of its investment portfolio. In addition, the nine month period ended September 30, 1994 included provisions for write-downs of investments of approximately $3,568,000.

     ITEM 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Interim Operations, continued
               --------------------------------------------

     The Company's operating ratios for its property and casualty operations were as follows:

                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                            ------------------   ------------------

                                               1994     1993        1994     1993
                                              ------    ----        ----     ----
                  Loss Ratio:
                    GAAP                       78.4%    73.4%       82.0%    76.0%
                    SAP                        79.0%    72.8%       81.6%    75.2%
                  Expense Ratio:
                    GAAP                       18.3%    19.4%       18.1%    20.4%
                    SAP                        17.6%    17.7%       17.0%    17.1%
                  Combined Ratio:
                    GAAP                       96.7%    92.8%      100.1%    96.4%
                    SAP                        96.6%    90.5%       98.6%    92.3%

     The provision for insurance losses and policy benefits includes aggregate net catastrophe losses and related loss adjustment expenses estimated at approximately $16,560,000 (including approximately $11,560,000 related to the California earthquake) and $10,000,000 for the nine month periods ended September 30, 1994 and 1993, respectively (primarily all in the first quarters). The increase in catastrophe losses in the nine month period ended September 30, 1994 as compared to the similar period in 1993 accounted for approximately 20% (1.2 percentage points) of the increase in the GAAP loss ratio. In addition, the loss experience of Colonial Penn's automobile insurance business in the 1993 periods reflects lower frequency of claims and settlement of prior years claims at amounts less than had been provided.

     Provision for insurance losses and policy benefits of the life and health operations decreased in 1994 periods compared to the 1993 periods principally due to lower earned premiums and insurance in force. In addition, the provision for insurance losses and policy benefits for the nine month period ended September 30, 1993 includes a loss related to the transaction with John Hancock of $7,400,000, as more fully described in Notes to Interim Consolidated Financial Statements. The 1993 periods also reflect the $4,750,000 additional provisions described above.

     The increase in manufacturing cost of goods sold in the 1994 periods compared to the similar periods ended in 1993 principally reflects the increase in manufacturing sales, inventory adjustments and product mix. Pre-tax income related to the manufacturing operations was not materially different for the 1994 and 1993 periods.

     Cost of goods sold applicable to the trading stamp operations reflects amortization of the apparent excess in the liability for unredeemed trading stamps of approximately $9,000,000 for each of the nine month periods ended September 30, 1994 and 1993 and $3,000,000 for each of the three month periods ended September 30, 1994 and 1993. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of trading stamps issued in 1994 and 1993 ultimately will be redeemed.

     Interest expense increased in the 1994 periods compared to the 1993 periods. Interest expense principally reflects the increased level of borrowings resulting from the issuance of $200,000,000 of new debt during 1993.

     In the nine month period ended September 30, 1993, selling, general and other expenses included expenses related to the Company's former motivation subsidiary which, as described above, was contributed to a joint venture in early 1993.

     ITEM 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Interim Operations, continued
               --------------------------------------------


     The provisions for income taxes were reduced in the 1994 periods to reflect cetain tax benefits and foreign tax credits and, in the 1993 periods, as a result of the enactment of OBRA and a reduction in the valuation allowance applicable to certain deferred tax assets, as more fully described in Notes to Interim Consolidated Financial Statements.

     The nine month period ended September 30, 1993 includes cumulative effects of changes in accounting principles of $129,195,000, as more fully described in Notes to Interim Consolidated Financial Statements.

     The number of shares used to calculate primary earnings per share amounts was 29,077,000 and 29,311,000 for the nine month periods ended September 30, 1994 and 1993, respectively, and 29,028,000 and 29,216,000 for the three month periods ended September 30, 1994 and 1993, respectively. The number of shares used to calculate fully diluted earnings per share amounts was 30,816,000 and 30,704,000 for the nine month periods ended September 30, 1994 and 1993, respectively, and 30,767,000 and 30,955,000 for the three month periods ended September 30, 1994 and 1993, respectively. The change in the number of shares utilized in calculating per share amounts was principally caused by changes in the market price of the Company's common stock.

                           PART II - OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Securityholders.
              ---------------------------------------------------
              The Annual Meeting of Shareholders of the Company was held on July 27, 1994. At the meeting:

              1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.


                     Name                         Votes For         Votes Withheld
                     ----                         ---------         --------------
                     Ian M. Cumming               24,528,186              34,037
                     Joseph S. Steinberg          24,527,886              34,337
                     Paul M. Dougan               24,524,478              37,745
                     Lawrence D. Glaubinger       24,528,770              33,453
                     James E. Jordan              24,505,348              56,875
                     John W. Jordan II            24,505,376              56,847
                     Jesse Clyde Nichols III      24,529,011              33,212


              2. The selection of Coopers & Lybrand as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1994 was ratified by the shareholders, as follows:


                     Votes For                                       24,483,083
                     Votes Against                                       56,136
                     Abstentions                                         23,004
                     Broker Non-Votes                                         0



     Item 6.  Exhibits and Reports on Form 8-K.
              ---------------------------------
              a) Exhibits:

                        Exhibit 27 - Financial Data Schedule

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



                                       LEUCADIA NATIONAL CORPORATION
                                       -----------------------------
                                       (Registrant)





     Date:   November 10, 1994          By /s/ Joseph A. Orlando
                                        --------------------------
                                        Joseph A. Orlando
                                        Vice President and Comptroller
                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
     Exhibit 27 - Financial Data Schedule