Form 10-K
LEUCADIA NATIONAL CORP
filed 1995-03-24
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-K

                               -------------


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1994

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  1-5721

                       LEUCADIA NATIONAL CORPORATION
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               New York                             13-2615557
-------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                           315 Park Avenue South
                         New York, New York  10010
                               (212) 460-1900
---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)
        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
-------------------------------------  -----------------------------------

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 16, 1995 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $694,255,320.

On March 16, 1995, the registrant had outstanding 28,130,812 shares of Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1995 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                     PART I

     Item 1.   Business.
     ------    --------
                                   THE COMPANY

     GENERAL

          The Company is a diversified financial services holding company principally engaged in personal and commercial lines of property and casualty insurance, life and health insurance, banking and lending, manufacturing and the trading stamps business. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value.

          Shareholders' equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $881,815,000 at December 31, 1994, equal to a book value per common share of negative $.22 at December 31, 1978 and $31.44 at December 31, 1994.

          The Company's principal operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life insurance products to niche markets. The Company's principal personal lines insurance products are automobile insurance, homeowners insurance, graded benefit life insurance marketed primarily to the age 50-and-over population and variable annuity products. The Company's principal commercial lines are property and casualty products provided for multi-family residential real estate, retail establishments and taxicabs in the New York metropolitan area. For the year ended December 31, 1994, the Company's insurance segments contributed 79% of total revenue and, at December 31, 1994, constituted 78% of consolidated assets.

          The Company's insurance subsidiaries have a diversified investment portfolio of securities, substantially all of which are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P"). Investments in mortgage loans, real estate and non-investment grade securities represented less than 2% of the insurance subsidiaries' portfolio at December 31, 1994. In the recent rising interest rate environment, the Company's primary goal has been to preserve investment capital.

          The Company's banking and lending operations principally consist of making instalment loans primarily funded by customer banking deposits insured by the Federal Deposit Insurance Company (the "FDIC"). The Company has established a niche market for automobile loans to individuals with poor credit histories. The Company's manufacturing operations primarily manufacture products for the "do-it-yourself" home improvement market and for industrial and agricultural markets.

          The Company and certain of its subsidiaries have substantial tax loss carryforwards. The amount and availability of the tax loss carryforwards are subject to certain qualifications, limitations and uncertainties as more fully discussed in the Notes to the Consolidated Financial Statements.

          As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                  Financial Information About Industry Segments
                  ---------------------------------------------
          Certain information concerning the Company's operations is presented in the following table.



                                                  Year Ended December 31,
                                              -------------------------------
                                                 1994        1993       1992
                                                 ----        ----       ----
                                                        (In millions)
      Revenues:
      --------
        Property and Casualty Insurance        $  872.1    $  842.1 $  849.0
        Life Insurance                            223.3       286.3    395.5
        Banking and Lending                        49.0        38.2     56.4
        Incentive Services (a)                     19.4        30.7     95.7
        Manufacturing                             180.1       173.8    168.8
        Corporate and Other (b)                    40.5        37.0      7.6
                                               --------    -------- --------
                                               $1,384.4    $1,408.1 $1,573.0
                                               ========    ======== ========

      Income (loss) before income taxes:
      ---------------------------------
        Property and Casualty Insurance        $   96.4    $  128.0 $  108.4
        Life Insurance                             49.1        62.0     63.7
        Banking and Lending                        16.3        12.6     17.4
        Incentive Services (a)                     10.3        13.9     12.9
        Manufacturing                             (11.7)       (2.2)    (6.6)
        Corporate and Other (b)(c)                (60.1)      (37.4)   (52.2)
                                               --------    -------- --------
                                               $  100.3    $  176.9 $  143.6
                                               ========    ======== ========

      Identifiable assets employed:
      ----------------------------
        Property and Casualty Insurance        $2,117.9    $2,169.6 $1,843.3
        Life Insurance                          1,515.1     1,610.5  1,857.0
        Banking and Lending                       316.4       262.6    268.9
        Incentive Services (a)                      5.9        37.8     41.2
        Manufacturing                              93.5       101.0    105.8
        Corporate and Other (d)                   625.2       507.8    214.4
                                               --------    -------- --------
                                               $4,674.0    $4,689.3 $4,330.6
                                               ========    ======== ========


          At December 31, 1994, the Company and its consolidated subsidiaries had 4,374 full-time employees.

     ----------------

     (a) Includes trading stamp operations for all years and motivation services operations for 1992. Certain investments that are reflected in the caption Incentive Services in 1993 and 1992 are reflected in the caption Corporate and Other in 1994.

     (b) Includes Jordan Associated Companies (described below), gains (losses) from certain investments and real estate and other operations.

     (c) Includes corporate interest expense and overhead, including expenses related to acquisition and certain investing activities.

     (d) Principally consists of cash, investments, real estate, receivables and, at December 31, 1994 and 1993, the deferred income tax asset of $144,631,000 and $114,001,000, respectively.

                              INSURANCE OPERATIONS

     GENERAL

          The Company engages in the personal property and casualty and life and health insurance businesses on a nationwide basis and specializes in commercial property and casualty insurance business in the New York metropolitan area. The Company's principal property and casualty insurance subsidiaries are the Colonial Penn P&C Group, consisting of Colonial Penn Insurance Company ("CPI"), Colonial Penn Madison Insurance Company ("Madison"), Colonial Penn Franklin Insurance Company ("Franklin") and Bay Colony Insurance Company ("Bay Colony"), and the Empire Group, consisting of Empire Insurance Company ("Empire") and Allcity Insurance Company ("Allcity"). The Company's principal life insurance subsidiaries are Charter National Life Insurance Company ("Charter"), Colonial Penn Life Insurance Company ("CPL") and Intramerica Life Insurance Company ("Intramerica"). In conducting its insurance operations, the Company focuses primarily on profitability and persistency rather than volume.

          A.M. Best Company ("Best"), an independent rating agency, has rated CPL, Charter, Madison, and the Empire Group "A" (excellent), Intramerica "A-" (excellent) and CPI, Franklin and Bay Colony "B++" (very good).


     PROPERTY AND CASUALTY INSURANCE

          The Colonial Penn P&C Group, which maintains its headquarters in Valley Forge, Pennsylvania, is licensed in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and writes insurance throughout most of the United States. The Colonial Penn P&C Group has regional offices in Wayne, Pennsylvania, Tampa, Florida and Phoenix, Arizona. The Empire Group is licensed in five states and operates primarily in the New York metropolitan area.

          During the year ended December 31, 1994, 80%, 14% and 6% of net earned premiums of the Company's property and casualty insurance operations were derived from personal and commercial automobile lines, other commercial lines and other personal lines, respectively. Total property and casualty net earned premiums for the year ended December 31, 1994 were $746,400,000, of which $447,200,000 was attributable to the Colonial Penn P&C Group.

          Set forth below is certain statistical information for the Company's property and casualty operations prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP"). The Loss Ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income.



                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1994          1993       1992
                                                   ----          ----       ----
      Loss Ratio:
            GAAP                                   81.2%        76.9%       82.3%
            SAP                                    81.6%        76.1%       85.3%
            Industry (SAP) (a)                       N/A        79.5%       88.1%

      Expense Ratio:
            GAAP                                   17.9%        20.0%       19.4%
            SAP                                    17.2%        17.6%       17.5%
            Industry (SAP) (a)                       N/A        27.4%       27.6%

      Combined Ratio (b):
            GAAP                                   99.1%        96.9%      101.7%
            SAP                                    98.8%        93.7%      102.8%
            Industry (SAP) (a)                       N/A       106.9%      115.7%

      ---------------

      (a)   Source:  Best's Aggregates & Averages, Property/Casualty, 1994 Edition.
            Industry combined ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

      (b)   For 1993, the difference in the treatment of certain costs for GAAP and
            SAP purposes was a principal reason for the difference between the GAAP
            Combined Ratio and the SAP Combined Ratio.  For 1992, the results of certain accident and health insurance business, which are reflected in the SAP Combined Ratio but are not reflected in the GAAP Combined Ratio, included a non-recurring income item which reduced the SAP Combined
            Ratio.  In addition, in 1992 certain income credits were recognized only for GAAP purposes.


     Based on published reports, the Colonial Penn P&C Group's SAP Expense Ratio for 1993, the last year for which annual industry data is available, is among the lowest in the industry.

          The Colonial Penn P&C Group

          The Colonial Penn P&C Group's primary business is providing private passenger automobile and homeowners insurance coverage to the mature adult population. As of December 31, 1994, the Group had approximately 352,000 voluntary auto policies in force. Substantially all of the Group's policies are written for a one-year period. However, in many states CPI and Franklin offer a "guaranteed lifetime protection" provision to certain qualifying policyholders that ensures their policies will be renewed at rates then in effect for their classification.

          The Colonial Penn P&C Group primarily markets its insurance products to the standard and preferred risk market segments through direct response marketing methods. Direct response marketing includes any form of marketing in which a company and a customer deal directly with each other, rather than through an insurance agent. The Colonial Penn P&C Group has become a low cost provider of its products to its niche markets, enabling it to charge competitive rates. Since acquisition of the Colonial Penn P&C Group in 1991, the Company has substantially reduced the Group's marketing expenses, which the Company did not believe were justified by prior operating results, and also refined its marketing efforts. This strategy has resulted in a decrease in policies in force; however, the rate of decline has slowed in each year since acquisition. The Company believes that new business generated in 1995 will exceed lapsed premiums, although there can be no assurance that this will be achieved.

          In recent years, the Colonial Penn P&C Group has acquired blocks of private passenger automobile assigned risk business from other insurance companies. In addition to the premiums paid by policyholders, the Group also receives fee income from the insurance company from which the business was acquired. The Group's low expense ratio enables it to offer competitive rates for this business. The Colonial Penn P&C Group currently has contracts in force covering approximately $100,000,000 of annualized written premium.

          Net earned premiums for the Colonial Penn P&C Group for the year ended December 31, 1994 were concentrated in the states listed below:


                                       Percentage of Net
                                        Earned Premiums
                                       -----------------
           State                Automobile (1)      Homeowners
           -----                --------------      ----------
           California (2)           19%                15%
           Florida                  17                 26
           New York                 13                 11
           Connecticut               7                  4
           Arizona                   7                  6
           Pennsylvania              4                  6
           All others               33                 32
                                   ---                ---
               Total               100%               100%
                                   ===                ===

      --------------

      (1)   Excludes net earned premiums related to acquired assigned risk business described above and mandatory assumed risk business, which generally relates to the amount of writings in the applicable state.

      (2) For a discussion of the impact of legislation relating to California property and casualty operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


          Prior to the Company's acquisition of Colonial Penn, CPI wrote as primary insurer or as a reinsurer a variety of diverse commercial property and casualty insurance business known as "Special Risks."
     The nature of most of this insurance, which was not written after 1988, involves exposures which can be expected to develop over a relatively long period of time before a definitive determination of ultimate losses and loss adjustment expenses can be established and the relevant reinsurance collected. Although losses with respect to this block of business are particularly difficult to predict accurately, the Company believes, based in part upon a recently completed independent actuarial review, that it has recorded adequate reserves as of December 31, 1994 ($63,700,000, before reinsurance).

          The Empire Group

          The Empire Group provides personal insurance coverage to automobile owners and homeowners and commercial insurance for residential real estate, restaurants, retail establishments, taxicabs (both medallion and radio-controlled) and several types of service contractors.

          For the years ended December 31, 1994, 1993 and 1992, net earned premiums and commissions for the Empire Group were $299,200,000, $259,400,000 and $243,100,000, respectively. Substantially all of the Empire Group policies are written in New York for a one-year period. The Empire Group is licensed in New York to write all lines of insurance that may be written by a property and casualty insurer, except residual value, credit, unemployment, animal and marine protection and indemnity insurance and ocean marine insurance.

          As is true with the Company's other insurance subsidiaries, the Empire Group's marketing strategy emphasizes profitability rather than volume. The voluntary business of the Empire Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are five general agents, one of which is owned by Empire, and approximately 396 local agents and insurance brokers presently acting under agreements with the Empire Group.
     These agents and brokers also represent other competing insurance companies.

          Like the Colonial Penn P&C Group, the Empire Group also has acquired blocks of private passenger automobile and commercial automobile assigned risk business from other insurance companies. The Empire Group currently has contracts in force covering approximately $100,000,000 of annualized written premiums. In addition, the Empire Group receives a fee as a "servicing carrier," providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool. This latter arrangement does not involve the assumption of any material underwriting risk by the Empire Group.

          Losses and Loss Adjustment Expenses

          Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and loss adjustment expenses ("LAE") are determined using case-basis evaluations, statistical analyses and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses which have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time due to changes in loss experience and are reflected in current earnings.

          The Company's property and casualty insurance subsidiaries rely upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a consistent range of estimates for setting the reserve levels. For further input, loss reserve committees periodically review changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate.

          In the following table, the liability for losses and LAE of the Company's property and casualty insurance subsidiaries are reconciled for each of the three years ended December 31, 1994. Included therein are current year data and prior year development.



                        RECONCILIATION OF LIABILITY FOR LOSSES AND
                                 LOSS ADJUSTMENT EXPENSES


                                          1994           1993            1992
                                          ----           ----            ----
                                                    (In thousands)
      Net liability for losses
        and LAE at
        beginning of year (a)         $  889,082      $  904,326       $938,384
                                      ----------      ----------       --------

      Provision for losses and
        LAE for claims occurring
        in the current year              679,377         624,048        619,691
      Decrease in estimated
        losses and LAE for
        claims occurring in
        prior years                      (71,484)        (84,382)       (41,912)
                                      ----------      ----------       --------
      Total incurred losses
        and LAE                          607,893         539,666        577,779
                                      ----------      ----------       --------
      Reclassification of
        uncollectible
        reinsurance reserves
        due to commutations-
        prior years                       15,528            -              -
                                      ----------      ----------       --------
      Losses and LAE payments for
        claims occurring during:
        Current year                     259,295         236,369        239,055
        Prior years                      329,303         318,541        372,782
                                      ----------      ----------       --------
                                         588,598         554,910        611,837
                                      ----------      ----------       --------

                                         923,905         889,082        904,326

      Reserve deducted above for
        reinsurance not considered
        collectible                       26,547          41,065         34,273
                                      ----------      ----------       --------
                                         950,452         930,147        938,599

      Reinsurance
        recoverable (b)                  117,566         121,721           -
                                      ----------      ----------       --------
      Liability for losses and
        LAE at end of year as
        reported in financial
        statements                    $1,068,018      $1,051,868       $938,599
                                      ==========      ==========       ========

      -------------

      (a) The liability for losses and LAE at January 1, 1992 excludes approximately $41,998,000 of reinsurance not considered collectible.

      (b) For 1992, liability for losses and LAE is shown net of reinsurance recoverable.


          The Company's property and casualty insurance subsidiaries' liability for losses and LAE as of December 31, 1994 was $933,033,000 determined in accordance with SAP and $1,068,018,000 determined in accordance with GAAP. The difference principally relates to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities ($144,113,000), reduced by $4,035,000, net, included in accounts other than property and casualty loss reserves for GAAP and $5,093,000 for salvage and subrogation.

          The tables below present the development of balance sheet liabilities from 1984 through 1994 and include periods prior to acquisition for the Empire Group and the Colonial Penn P&C Group. Because of substantial differences in the development of reserves of the Empire Group and the Colonial Penn P&C Group, loss and LAE development data is presented separately for each group. The liability line at the top of each table indicates the estimated liability for unpaid losses and LAE recorded as of the dates indicated. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

          The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1984 liability estimate indicated on the Empire Group table ($156,434,000) has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 1994 of $140,989,000, or a redundancy of $15,445,000. If the re-estimated liability exceeded the liability initially established, a cumulative deficiency would be indicated. The cumulative deficiencies reflected in the Colonial Penn P&C Group table are for periods prior to the Company's acquisition of that Group. The Company believes that the Colonial Penn P&C Group's conservatism and improved claims management procedures since acquisition in 1991 have contributed significantly to the creation of the redundancies included in its table below.

          In evaluating this information, it should be noted that each amount shown for "cumulative redundancy (deficiency)" includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy (deficiency) related to losses settled in 1988, but incurred in 1984, will be included in the cumulative redundancy (deficiency) amount for 1984, 1985, 1986 and 1987. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (THE EMPIRE GROUP)


                                                            Year Ended December 31,
                     ---------------------------------------------------------------------------------------------------------
                       1984     1985      1986     1987      1988     1989      1990      1991     1992      1993      1994
                       ----     ----      ----     ----      ----     ----      ----      ----     ----      ----      ----
                                                                  (In thousands)
Liability for
  Unpaid Losses and
  Loss Adjustment
  Expenses           $156,434  $165,713 $182,133  $206,709 $222,814  $235,223  $251,401 $280,679  $322,516  $353,917  $406,695

Liability
  Re-estimated
  as of:
One Year Later       $142,474  $160,728 $180,975  $198,384 $213,671  $227,832  $249,492 $280,020  $321,954  $344,156  $  -
Two Years Later       144,504   162,962  175,305   194,530  206,088   217,432   245,141  277,866   324,262
Three Years Later     143,635   156,870  170,152   188,843  198,500   212,649   243,849  284,052
Four Years Later      139,113   157,001  168,574   184,564  194,324   211,859   247,314
Five Years Later      139,441   155,413  165,717   181,990  196,070   211,952
Six Years Later       139,584   154,045  164,487   183,015  196,646
Seven Years Later     139,435   154,151  166,266   183,082
Eight Years Later     139,741   155,727  165,953
Nine Years Later      141,054   155,411
Ten Years Later       140,989

Cumulative
  Redundancy
  (Deficiency)       $ 15,445  $ 10,302 $ 16,180  $ 23,627 $ 26,168  $ 23,271  $  4,087 $ (3,373) $ (1,746)  $  9,761 $  -
                     ========  ======== ========  ======== ========  ========  ======== ========  ========   ======== ========
Cumulative Amount
  of Liability
  Paid Through:
One Year Later       $ 44,056  $ 51,795 $ 54,359  $ 60,446 $ 64,140  $ 65,822  $ 78,954 $ 89,559  $113,226   $116,986 $  -
Two Years Later        74,265    83,249   88,770    97,627  101,206   109,479   126,908  150,043   182,250
Three Years Later      95,527   106,348  114,322   123,092  131,705   140,916   167,330  197,848
Four Years Later      110,368   123,275  130,433   142,910  152,330   166,023   196,099
Five Years Later      120,479   132,618  141,346   155,786  168,117   182,001
Six Years Later       126,094   139,276  149,079   164,213  178,095
Seven Years Later     130,015   143,926  153,681   170,215
Eight Years Later     132,600   146,840  157,332
Nine Years Later      134,881   149,645
Ten Years Later       137,100

Gross Liability -
  End of Year                                                                                                $391,829 $451,442
Reinsurance                                                                                                    37,912   44,747
                                                                                                             -------- --------
Net Liability -
  End of Year as
  Shown Above                                                                                                $353,917 $406,695
                                                                                                             ======== ========
Gross Re-estimated
  Liability - Latest                                                                                         $393,045
Re-estimated
  Reinsurance - Latest                                                                                         48,889
                                                                                                             --------
Net Re-estimated
  Liability - Latest                                                                                         $344,156
                                                                                                             ========
Gross Cumulative
  Deficiency                                                                                                 $ (1,216)
                                                                                                             ========

                  ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                 (THE COLONIAL PENN P&C GROUP)




                                                               Year Ended December 31,
                     ----------------------------------------------------------------------------------------------------------
                        1984     1985      1986      1987      1988      1989      1990      1991     1992     1993     1994
                        ----     ----      ----      ----      ----      ----      ----      ----     ----     ----     ----
                                                                   (In thousands)
Liability for
  Unpaid Losses and
  Loss Adjustment
  Expenses           $215,200 $217,000  $324,700  $386,200 $ 410,500  $ 448,800 $626,300  $657,700 $581,810  $535,165  $517,210

Liability
  Re-estimated
  as of:
One Year Later       $193,200 $236,500  $352,600  $389,900 $ 445,600  $ 555,900 $659,800  $616,400 $497,994  $473,442  $   -
Two Years Later       198,800  245,900   340,600   409,000   506,800    588,600  619,600   574,000  463,885
Three Years Later     203,500  241,600   338,700   443,700   535,600    563,800  614,000   555,800
Four Years Later      200,000  248,100   359,400   467,300   522,800    565,800  605,900
Five Years Later      197,100  231,200   384,000   459,400   526,700    562,900
Six Years Later       193,500  257,600   375,700   464,700   526,200
Seven Years Later     199,200  250,800   381,300   465,300
Eight Years Later     201,100  255,900   384,900
Nine Years Later      202,900  261,700
Ten Years Later       206,900

Cumulative
  Redundancy
  (Deficiency)       $  8,300 $(44,700) $(60,200) $(79,100)$(115,700) $(114,100)$ 20,400  $101,900 $117,925  $ 61,723  $   -
                     ======== ========  ========  ======== =========  ========= ========  ======== ========  ========  ========
Cumulative Amount
  of Liability
  Paid Through:
One Year Later       $105,500 $126,200  $177,100  $207,700 $ 243,300  $ 258,500 $279,300  $283,200 $205,200  $212,317  $   -
Two Years Later       156,600  178,500   249,800   304,000   353,300    387,500  432,500   390,100  317,492
Three Years Later     177,500  208,600   288,700   356,800   419,900    467,500  492,900   461,000
Four Years Later      187,600  227,600   313,700   393,100   462,200    496,400  536,500
Five Years Later      195,600  213,100   332,700   416,800   476,400    523,400
Six Years Later       187,000  223,000   343,600   425,500   496,900
Seven Years Later     190,800  227,800   349,200   441,800
Eight Years Later     192,700  231,100   366,000
Nine Years Later      194,400  245,800
Ten Years Later       203,200

Gross Liability -
  End of Year                                                                                                $660,039  $616,576
Reinsurance                                                                                                   124,874    99,366
                                                                                                             --------  --------
Net Liability -
  End of Year as
  Shown Above                                                                                                $535,165  $517,210
                                                                                                             ========  ========
Gross Re-estimated
  Liability - Latest                                                                                         $592,052
Re-estimated
  Reinsurance - Latest                                                                                        118,610
                                                                                                             --------
Net Re-estimated
  Liability - Latest                                                                                         $473,442
                                                                                                             ========
Gross Cumulative
  Redundancy                                                                                                 $ 67,987
                                                                                                             ========



     LIFE INSURANCE

          The principal life insurance products offered during the three year period ended December 31, 1994 were "Graded Benefit Life" and variable annuity products. The Company profitably increased sales of these products in 1994 and continues to explore the development of other new products for its niche markets. Through its various subsidiaries, the Company is licensed in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands and generally sells its products throughout most of the United States. Total direct life insurance in force as of December 31, 1994 was $2.3 billion.

          The following table reflects premium receipts on variable annuity and other investment oriented products and premiums earned on other life and health insurance products. Variable annuity and other investment oriented product premium receipts are not recorded as revenue under GAAP but are recorded in a manner similar to a deposit, and are included below.



                                                Year Ended December 31,
                                      ----------------------------------------
                                         1994           1993           1992
                                         ----           ----           ----
                                                   (In thousands)
      Graded Benefit Life              $113,678      $109,838        $109,552
      Variable Annuity                   98,557        81,484          58,207
      Other Investment
        Oriented Products                 9,523         6,828           9,828
      Agent-sold Medicare
        Supplement Products (1)          35,967        47,364          62,724
      Other Health Products              16,225        18,992          22,367
      Other                               2,629           495           1,847
                                       --------      --------        --------
         Total (2)                     $276,579      $265,001        $264,525
                                       ========      ========        ========

      ------------------

      (1) Effective December 31, 1992, the Company ceased marketing Medicare Supplement products through agents.

      (2)   Excludes premium receipts (refunds) in 1993 and 1992 of ($1,655,000) and
            $28,745,000, respectively, on reinsurance of certain ordinary life policies and group life and health insurance contracts underwritten by other insurance companies and assumed by the life insurance subsidiaries.


          Life and Health Insurance Products

          Graded Benefit Life. "Graded Benefit Life" is a guaranteed-issue product. These modified-benefit, whole life policies are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Graded Benefit Life is marketed using direct response marketing techniques. New policyholder leads are generated primarily from television advertisements. The Company intends to continue to concentrate its marketing efforts towards soliciting new policyholders where the cost is justified, upgrading existing policyholders' policy packages and obtaining referrals from existing policyholders.

          Investment Oriented Products. The principal investment oriented product offered is a no-load variable annuity ("VA") product. The VA product is marketed as an investment vehicle to individuals seeking to defer, for federal income tax purposes, the annual increase in their account balance. Premiums from this VA product either are invested at the policyholders' election in unaffiliated mutual funds where the policyholder bears the entire investment risk or in a fixed account where the funds earn interest at rates determined by the Company. The Company's VA product is currently marketed in conjunction with Scudder, Stevens and Clark, a mutual fund manager.

          Medicare Supplement Products. In 1992, the Company decided to discontinue actively marketing Medicare supplement products due to increased competition in this market. The increased competition resulted from federal and state regulation that mandated standardization of such products. The Company does continue to offer, on a profitable basis, renewals of its non-standardized products to existing policyholders. The Company expects its renewals of these products will continue to decline in the future.

     INSURANCE OPERATIONS - GENERAL

          Investments

          Investment activities represent a significant part of the Company's insurance related revenues and profitability. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's several investment committees.

          The Company's insurance subsidiaries have a diversified investment portfolio of securities, substantially all of which are rated "investment grade" by Moody's and/or S&P or issued or guaranteed by the U.S. Treasury or by governmental agencies. The Company's insurance subsidiaries do not generally invest in less than "investment grade" or "non-rated" securities, real estate or mortgages, although from time to time they may make such investments in amounts not expected to be material. In the recent rising interest rate environment, the Company's primary goal has been to preserve investment capital.

          The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 1994 and 1993 was as follows:



                                                                PROPERTY AND CASUALTY             LIFE AND HEALTH
                                                                ---------------------          ---------------------
                                                                1994             1993           1994         1993
                                                                ----             ----           ----         ----
                                                                               (Dollars in thousands)
        Bonds and notes:
          U.S. Government and agencies                           73%              75%           77%            75%
          Rated investment grade                                 23               22            16             19
          Non rated - other                                       -                -             1              1
          Rated less than investment grade                        1                -             1              -
        Policyholder loans                                        -                -             2              2
        Equity securities                                         1                1             1              1
        Other, principally accrued interest                       2                2             2              2
                                                                ---              ---           ---            ---
                 Total                                          100%             100%          100%           100%
        Estimated average yield to maturity                     ===              ===           ===            ===
          of bonds and notes (a)                                6.5%             6.2%          6.2%           6.2%
        Estimated average remaining life of bonds
          and notes (a)                                        3.5 yrs.         4.5 yrs.    3.9 yrs.        5.1 yrs.
        Carrying value of investment portfolio               $1,603,083       $1,650,085    $772,137        $779,739
        Market value of investment portfolio                 $1,602,242       $1,651,411    $771,553        $780,867

        -----------------

        (a)      Excludes trading securities, which are not significant.


          Reinsurance

          Reinsurance is obtained for investment oriented products for face amounts in excess of $500,000 per life. The life insurance subsidiaries generally do not obtain reinsurance for the Graded Benefit Life products because these policies generally have a low face amount. The Colonial Penn P&C Group obtained reinsurance for casualty risks in excess of $2,000,000 in 1994 and 1993, although most Colonial Penn P&C Group automobile policies do not have policy limits in excess of $100,000 per risk and $300,000 per accident. The Empire Group's maximum retained limit for workers' compensation was $500,000 from July 1, 1992 through December 31, 1994 and $200,000 from January 1, 1992 through June 30, 1992; for other property and casualty lines, the Empire Group's maximum retained limit was $225,000 for 1994 and 1993 and $175,000 for 1992.

          Additionally, the Company's property and casualty insurance subsidiaries have entered into certain excess of loss and catastrophe treaties to protect against certain losses. The Colonial Penn P&C Group's retention of lower level losses in such treaties was $11,000,000 in 1994 and 1993, and $4,000,000 in 1992. Although the
     Group has completed its 1995 reinsurance program at acceptable upper loss limits, it was unable to obtain 1994 levels of deductibility at reasonable cost. Accordingly, the Group's retention of lower level losses was increased to $15,000,000. The Empire Group's retention of lower level losses in such treaties was $3,000,000 for 1994 and 1993, and $1,750,000 for 1992. The Company has not experienced any material losses to date in 1995, including losses relating to recent storm damage in California.

          Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent
     of the reinsurance ceded.   The Company's reinsurance generally has
     been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation (A++), Lincoln National Life Insurance Co. (A+) and Munich American Reinsurance Company (A++), each of which the Company believes to be financially capable of meeting its respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

          Competition

          The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are for the most part unendorsed, which may give such other companies a competitive advantage. Congress is considering changes to federal banking laws, certain of which could result in banks being able to offer insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

          VA products are subject to regulation both as insurance policies and as securities. The Company expects sales of its no-load VA product to be cyclical, generally following the securities markets. The attractiveness of VA products as an investment vehicle is closely linked to the tax status of such products. Typically, increases in account values of VA products are not taxed until distributed in the form of either surrenders or annuity payments. The taxable portion of distributions is taxed as ordinary income.

          The property and casualty insurance industry has historically been cyclical in nature, with periods of less intense price competi-tion and high underwriting standards generating significant profits, followed by periods of increased price competition and lower under-writing standards resulting in reduced profitability or loss. Price competition has been significant in recent years. The cyclicality and competitive nature of the property and casualty insurance business historically have contributed to significant industry-wide quarter-to-quarter and year-to-year fluctuations in underwriting results and net income. Its profitability is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside the Company's control.

          Government Regulation

          Insurance companies are subject to detailed regulation and supervision in the states in which they transact business. Such regulation pertains to matters such as approving policy forms and various premium rates, minimum reserves and loss ratio requirements, the type and amount of investments, minimum capital and surplus requirements, granting and revoking licenses to transact business, levels of operations and regulating trade practices. The majority of the Company's property and casualty insurance operations are in states requiring prior approval by regulators before proposed rates may be implemented. Certain states have indicated that they may change the bases (e.g., age, sex and geographic location) on which rates traditionally have been established. Rates proposed for life insurance generally become effective immediately upon filing. Insurance companies are required to file detailed annual reports with the supervisory agencies in each of the states in which they do business, and are subject to examination by such agencies at any time. Increased regulation of insurance companies at the state level and new regulation at the federal level is possible, although the Company cannot predict the nature or extent of any such regulation or what impact it would have on the Company's operations.

          The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Each of the Company's insurance subsidiaries' RBC ratio as of December 31, 1994 substantially exceeded minimum requirements.

          The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. Generally, insurance companies having three or more of such ratios outside their "normal" range may be designated as requiring regulatory attention. Charter had four "other than normal" NAIC ratios for the year ended December 31, 1994, three of which related to either the 1993 reinsurance of a block of life insurance business described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" or Charter's investment in its insurance subsidiaries.
     The Company believes that there are no underlying problems or weaknesses at Charter and that it is unlikely that material adverse regulatory action will be taken.

          On November 8, 1988, California voters passed Proposition 103, an insurance initiative that requires, among other things, a 20% rollback in insurance rates for policies written or renewed during the twelve month period beginning November 8, 1988. In November 1994, the Colonial Penn P&C Group received an order requiring it to refund $35,300,000, plus $21,700,000 of interest as its rollback obligation. The Colonial Penn P&C Group disagrees with the calculation of the assessment. The Company is in discussions with the California Department of Insurance and has filed a request for a formal hearing should informal discussions fail to come to a satisfactory conclusion. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations and will not exceed reserves established in prior years.

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


                               BANKING AND LENDING

          The Company's banking and lending operations primarily are conducted through American Investment Bank, N.A. ("AIB"), its national bank subsidiary, American Investment Financial ("AIF"), an industrial loan corporation, and Transportation Capital Corp. ("TCC"), a small business investment company. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. At December 31, 1994, AIB and AIF had deposits of $179,888,000 compared to $173,365,000 at December 31, 1993. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area. TCC makes collateralized loans to operators of medallion taxicabs and limousines.

          At December 31, 1994, the Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $264,196,000 compared to $205,744,000 at December 31, 1993. At December 31, 1994, 49% were loans to individuals generally collateralized by automobiles; 22% were unsecured loans to individuals acquired from others in connection with investments in limited partnerships; 23% were unsecured loans to executives and professionals; 4% were loans to small business concerns collateralized principally by taxicab medallions and other personal property; and 2% were instalment loans to consumers, substantially all of which were collateralized by real or personal property.

          It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 1994, the allowance for loan losses for the Company's entire loan portfolio was $12,308,000 or 4.7% of the net outstanding loans, compared to $8,341,000 or 4.1% of net outstanding loans at December 31, 1993.

          The funds generated by the deposits are primarily used to make instalment loans, including collateralized personal automobile loans to individuals who have difficulty in obtaining credit. These automobile loans are made at interest rates above those charged to individuals with good credit histories. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual as well as the collateral to attempt to minimize the number of defaults. Additionally, the Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 1994, the Company generated $182,448,000 of these loans ($101,000,000 during 1994). At December
     31, 1994, the allowance for loan losses for this portfolio was $7,771,000 or 6% of net outstanding loans; actual loss experience has been 1.7% per year of average outstanding loans. The Company is satisfied with the results of this loan portfolio and believes that there is an opportunity for continued growth in this niche market.

          The Company's lending operations compete with banks, savings and loan associations, credit unions, credit card issuers and consumer finance companies, many of which are able to offer financial services on very competitive terms. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations.

          The Company's principal lending operations are subject to detailed supervision by state authorities, as well as federal regulation pursuant to the Federal Consumer Credit Protection Act and regulations promulgated by the Federal Trade Commission. The Company's banking operations are subject to federal and state regulation and supervision by, among others, the Office of the Comptroller of the Currency (the "OCC"), the FDIC and the State of Utah. AIB's primary federal regulator is the OCC, while the primary federal regulator for AIF is the FDIC.

          The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations and growth of AIB and restricts further acquisitions of banks and savings institutions by the Company. CEBA does not restrict the growth of AIF as currently operated.

                                 TRADING STAMPS

          The Company's trading stamp business is conducted by The Sperry and Hutchinson Company, Inc. ("S&H"). S&H distributes Green Stamps to retailers under license agreements that give the retailer an exclusive franchise for a particular category of retail establishment in a particular geographic area. Customers of participating retailers receive Green Stamps when they purchase goods and services.

          Since 1969, when annual sales for the trading stamp industry as a whole peaked, sales for both the industry and S&H have been declining. The Company expects that this declining trend in trading stamp sales will continue. The Company has attempted, but has not succeeded in, developing new uses for its trading stamp business.

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

          The Company's trading stamp business competes with other incentive companies and other forms of promotional and merchandising techniques. Retail establishments, for example, frequently utilize store coupons, special advertising programs, games, extra services and related programs.

                                  MANUFACTURING

          The Company's manufacturing operations consist primarily of the manufacture of bathroom vanities and related products for the "do-it-yourself" market, and padding, absorbent, erosion control and proprietary plastic netting products for various industrial and agricultural markets.

          Bathroom vanities and related products are sold through manufacturers' representatives, primarily to home improvement centers. Principally due to operating inefficiencies and pricing pressures, this division has not operated profitability in recent years. In 1994, the Company commenced a restructuring program to reevaluate and reduce its existing product lines, to review the manufacturing process and to reduce overhead. The Company is unable to predict if this division's restructuring efforts will result in a return to profitability.

          The fibers and plastics divisions manufacture and market padding, absorbent and erosion control products, which may be reinforced with plastic netting, for the furniture, automotive, erosion control and maintenance industries and thermoplastic netting used for a variety of purposes including, among other things, construction, packaging, agriculture, carpet backing and filtration.

          The manufacturing operations are subject to a high degree of competition, generally on the basis of price, service and quality. Additionally, these manufacturing operations are dependent on cyclical industries, including the construction and automobile industries. Through its various manufacturing divisions, the Company holds patents on certain improvements to the basic manufacturing processes and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on manufacturing operations.


                        OTHER OPERATIONS AND INVESTMENTS

          The Company also owns non-controlling equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at December 31, 1994: Carmike Cinemas, Inc. ("Carmike") (approximately 8% of Class A shares), Jones Plumbing Systems, Inc. ("Jones") (approximately 21%), Jordan Industries, Inc. ("JII") (approximately 11%) and Olympus Capital Corporation (approximately 17%).

          In April 1994, the Company acquired a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") from the government of Argentina for a preliminary purchase price of approximately $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. The preliminary purchase price is subject to adjustment based upon the reduction in Caja's net assets from December 31, 1993 to the acquisition date. Amounts included in the Company's results of operations for Caja since acquisition have not been material.

          A subsidiary of the Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company. These partnerships each specialize in structuring leveraged buyouts in which the partners are given the opportunity to become equity participants. John W. Jordan II, a director of the Company, is the managing partner of the two partnerships. Since 1982, the Company has invested an aggregate of $29,147,000 in these partnerships and related companies and, through December 31, 1994, has received approximately $69,728,000 (consisting of cash, interest bearing notes and other receivables) relating to the disposition of investments and management and other fees. At December 31, 1994, through these partnerships, the Company had interests in an aggregate of 16 companies (the "Jordan Associated Companies"), which are carried in the Company's consolidated financial statements at $12,270,000. The Jordan Associated Companies include JII, Carmike and Jones.

          Certain subsidiaries of the Company remain under the control of the Wisconsin Insurance Commissioner as a result of rehabilitation or liquidation proceedings initiated prior to their acquisition by the Company. The Company believes only two of these subsidiaries have any residual value to the Company. The Company estimates that the fair value of the net tangible assets of these subsidiaries is approximately $34,000,000 in excess of their recorded carrying value at December 31, 1994. Although the Company expects to receive these assets, the Company is unable to predict when these subsidiaries will be returned to its control.

          In 1994, the Company expanded its real estate investments by acquiring a 615,000 square foot office building located near Grand Central Terminal in New York City, and two luxury residential condominium towers in downtown San Diego, California. The New York City office building, which was purchased for $50,800,000, has 355,000 square feet of contiguous space available for occupancy. After certain improvements to the building are completed, the Company intends to lease the available space. The San Diego towers were acquired for $42,000,000 through the Company's acquisition of HSD Venture. HSD Venture, a California general partnership that had been in reorganization proceedings under chapter 11 of the Bankruptcy Code, is the developer and owner of the towers, which include 202 residential units, 180 of which are for sale, and 42,000 square feet of retail space.

          For further information about the Company's business, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.


     Item 2.   Properties.
     ------    ----------

          Through its various subsidiaries, the Company owns and utilizes in its operations the following significant properties: two office buildings located in Valley Forge, Pennsylvania used by the Colonial Penn P&C Group (totaling approximately 198,700 sq. ft.), one of which is located on land leased from a third party; two offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 77,000 sq. ft.); and an office building in Philadelphia, Pennsylvania used by the life insurance companies (approximately 127,000 sq. ft.). In addition, subsidiaries of the Company own nine facilities (totaling approximately 1,208,000 sq. ft.) primarily used for manufacturing and storage located in Georgia, New Jersey, New York, North Carolina, Pennsylvania, Wisconsin and Canada.

          The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Notes to Consolidated Financial Statements.

     Item 3.   Legal Proceedings.
     ------    -----------------

     PHLCORP MERGER

          As previously disclosed, in connection with the 1992 merger of Phlcorp, Inc. ("Phlcorp"), (then a 63.1% owned public subsidiary of the Company), with and into a wholly owned subsidiary of the Company (the "Phlcorp Merger"), two actions were filed by minority shareholders of Phlcorp in the Supreme Court of the State of New York, County of New York. The parties entered into a memorandum of understanding to settle the matter on terms not material to the Company, subject to plaintiffs' conducting confirmatory discovery and the court's approval of the settlement. Discovery has been completed and the parties have entered into a stipulation of settlement, subject to court approval, which dismisses these actions with prejudice.

          Defendants believe that the material allegations of these complaints are without merit and, if not settled, intend to defend these actions vigorously.

     PINNACLE LITIGATION

          On May 11, 1994, a shareholder of the Company filed a purported derivative action on behalf of the Company against the Company's current Board of Directors and one former director, Melvin Hirsch.
     The action was filed in the United States District Court for the Southern District of New York and is entitled Pinnacle Consultants,
                                                   ---------------------
     Ltd. v. Leucadia National Corporation, et al. (C.A. No. 94 Civ. 3496).
     ----    -------------------------------------
     Plaintiff alleges that the New York Business Corporation Law (the "BCL") prohibited the Company from issuing warrants to Ian Cumming and Joseph Steinberg, Chairman and President, respectively, of the Company, for the purchase of common shares of the Company. Plaintiff also alleges that the Company's 1990 Proxy Statement, which sought approval of a merger of Marks Investing Company into the Company, was false and misleading because it did not disclose that, under the BCL, common shares of the Company owned by the partnership that was the principal shareholder of the Company could not be voted on the merger. The complaint alleges claims for violations of the Racketeer Influence and Corrupt Organizations Act, Section 14(a) of the Securities Exchange Act of 1934 and state law claims for waste, breach of fiduciary duty and fraud and seeks monetary damages in an unspecified amount. Defendants have moved to dismiss the complaint. Briefing on the motion to dismiss is complete and the motion is currently scheduled to be argued on June 23, 1995. The Court has stayed all discovery in the action pending resolution of defendants' motion to dismiss.

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


     Item 4.   Submission of Matters to a Vote of Security Holders.
     ------    ---------------------------------------------------

          Not applicable.

     Item 10.  Executive Officers of the Registrant.
     -------   ------------------------------------

          All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 16, 1995, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:



                 NAME                            AGE       POSITION WITH LEUCADIA            OFFICE HELD SINCE
                 ----                            ---       ----------------------            -----------------
        Ian M. Cumming                           54        Chairman of the Board             June 1978
        Joseph S. Steinberg                      51        President                         January 1979
        Thomas E. Mara                           49        Executive Vice President          May 1980;
                                                             and Treasurer                     January 1993
        Lawrence S. Hershfield                   38        Executive Vice President          July 1993
        Joseph A. Orlando                        39        Vice President and                January 1994;
                                                             Comptroller                       March 1994
        Paul J. Borden                           46        Vice President                    August 1988
        Mark Hornstein                           47        Vice President                    July 1983
        Ruth Klindtworth                         60        Secretary and Vice President-     February 1976;
                                                             Corporate Administrator           January 1990
        David K. Sherman                         29        Vice President                    August 1992



          Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978. In addition, he has served as a director of Allcity since February 1988. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.

          Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Allcity since February 1988 and as a director of JII since June 1988.

          Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. Mr. Mara also served as Treasurer of the Company from April 1981 to April 1985. In addition, he has served as a director of Allcity since October 1994.

          Mr. Hershfield has served as Executive Vice President of the Company since July 1993 and prior thereto served as Vice President of the Company since April 1990. From 1981 to April 1990, he served in a variety of executive positions with a former public subsidiary of the Company, including President.

          Mr. Orlando, a certified public accountant, has served as Comptroller of the Company since March 1994 and as Vice President of the Company since January 1994. Mr. Orlando previously served in a variety of capacities with the Company and its subsidiaries since 1987, including Chairman of S&H.

          Mr. Borden joined the Company as Vice President in August 1988 and has served in a variety of other capacities with the Company and its subsidiaries.

          Mr. Hornstein joined the Company as Vice President in July 1983 and has served in a variety of other capacities with the Company and its subsidiaries.

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

                                     PART II

     Item 5.   Market for Registrant's Common Equity and Related
     ------    -------------------------------------------------
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




                                                                COMMON SHARE
                                                                ------------
                                                              HIGH        LOW
                                                              ----        ---
                  1993
                  ----
                  First Quarter                              $51.25      $38.63
                  Second Quarter                              43.75       36.00
                  Third Quarter                               47.75       39.25
                  Fourth Quarter                              44.50       38.75

                  1994
                  ----
                  First Quarter                              $43.63      $38.25
                  Second Quarter                              38.88       35.50
                  Third Quarter                               37.63       34.63
                  Fourth Quarter                              46.25       36.13

                  1995
                  ----
                  First Quarter (through March 16, 1995)     $48.63      $42.88


          (b)  Holders.
               -------

          As of March 16, 1995, there were approximately 5,803 record holders of the Common Shares.

          (c)  Dividends.
               ---------

          The Company paid dividends of $.25 per Common Share on December 30, 1994 and December 15, 1993. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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




                                                                                YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                               1994         1993         1992          1991          1990
                                                               ----         ----         ----          ----          ----
                                                                         (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
 Revenues                                                 $1,384,385     $1,408,058    $1,573,015   $1,086,748      $674,914
 Net securities gains (losses)                               (12,004)        51,923        51,778       50,391        (1,525)
 Interest expense (b)                                         44,003         39,465        38,507       36,925        34,604
 Insurance losses, policy benefits and
  amortization of deferred acquisition costs                 819,010        789,752       896,673      558,127       232,986
 Income from continuing operations
  before income taxes and cumulative
  effects of changes in accounting
  principles                                                 100,318        176,868       143,553       95,030        78,938
 Income from continuing operations
  before cumulative effects of changes
  in accounting principles                                    70,836        116,259       130,607       94,830        65,010
 (Loss) from discontinued operations
  less applicable income taxes                                   -              -             -            -         (17,670)
 Income before cumulative effects of
  changes in accounting principles                            70,836        116,259       130,607       94,830        47,340
 Cumulative effects of changes in
  accounting principles                                          -          129,195           -            -             -
 Net income                                                   70,836        245,454       130,607       94,830        47,340

 Per share:
  Primary earnings (loss) per common and dilutive
   common equivalent share:
    Continuing operations before
     cumulative effects of changes
     in accounting principles                                  $2.43          $3.97         $5.35        $4.00         $2.68
    Discontinued operations                                      -              -             -            -            (.73)
    Cumulative effects of changes in
     accounting principles                                       -             4.41           -            -             -
                                                               -----          -----         -----        -----         -----
     Net income                                                $2.43          $8.38         $5.35        $4.00         $1.95
                                                               =====          =====         =====        =====         =====

  Fully diluted earnings (loss) per common
   share:
    Continuing operations before
     cumulative effects of changes
     in accounting principles                                  $2.41          $3.89         $5.33        $3.97         $2.68
    Discontinued operations                                      -              -             -            -            (.73)
    Cumulative effects of changes in
     accounting principles                                       -             4.20           -            -             -
                                                               -----          -----         -----        -----         -----
     Net income                                                $2.41          $8.09         $5.33        $3.97         $1.95
                                                               =====          =====         =====        =====         =====

--------------------------------
Footnotes on following page.










                                                                                    AT DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                               1994         1993         1992          1991          1990
                                                               ----         ----         ----          ----          ----
                                                                        (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
 Cash and investments                                     $2,764,890     $2,989,384    $3,371,624   $3,627,542    $1,741,273
 Total assets                                              4,674,046      4,689,272     4,330,580    4,590,096     2,406,438
 Debt, including current maturities                          425,848        401,335       225,588      220,728       208,458
 Customer banking deposits                                   179,888        173,365       186,339      194,862       176,366
 Common shareholders' equity                                 881,815        907,856       618,161      365,495       268,567
 Book value per common share                                  $31.44         $32.54        $22.12       $15.89        $11.82


                                                                                YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                               1994         1993         1992          1991          1990
                                                               ----         ----         ----          ----          ----
SELECTED INFORMATION ON PROPERTY AND CASUALTY
 INSURANCE OPERATIONS (Unaudited): (a)(c)
  GAAP Combined Ratio                                         99.1%         96.9%        101.7%       102.1%        105.2%
  SAP Combined Ratio                                          98.8%         93.7%        102.8%       103.3%        100.8%
  Industry SAP Combined Ratio (d)                               N/A        106.9%        115.7%       108.8%        109.5%
  Premium to Surplus Ratio (e)                                 1.9x          1.6x          2.0x         2.2x          1.4x

-------------------------

(a)     Data includes acquired companies from date of acquisition.

(b)     Includes interest on customer banking deposits.

(c)     Certain accident and health insurance business, which is included in the statutory results of operations of the property and casualty insurance segment and is reflected in the SAP Combined Ratio, is reported in the life insurance segment for financial reporting purposes and therefore is not included in the GAAP Combined Ratios reflected herein.
        The Combined Ratio does not reflect the effect of investment income.  For 1993, the difference in the treatment of costs for GAAP and SAP purposes was a principal reason for the difference between the GAAP Combined Ratio and the SAP
        Combined Ratio.  For 1992, the results of certain accident and health insurance business had a non-recurring income item which reduced the SAP Combined Ratio.  In addition, in 1992 certain income credits were recognized only for GAAP purposes.

(d)     Source:  Best's Aggregates & Averages, Property/Casualty, 1994 Edition.  Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(e)     Premium to Surplus Ratio was calculated by dividing statutory property and casualty insurance premiums written by statutory capital at the end of the year.


     Item 7.  Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Operations.
              -------------------------

          The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

     LIQUIDITY AND CAPITAL RESOURCES

          Parent Company Liquidity.  Leucadia National Corporation (the
          ------------------------
     "Parent") is a holding company whose assets principally consist of the stock of its several direct subsidiaries. Additionally, the Parent continuously evaluates its existing operations and investigates possible acquisitions of new businesses and dispositions of businesses in order to maximize its ultimate economic value to shareholders. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto, further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, bank borrowings, public financings, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and corporate overhead expenses.

          The Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made on an unsecured basis from banks through various credit agreement facilities and term loans, and through public financings. During the year ended December 31, 1994, the Company did not utilize its $150,000,000 bank credit agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements. These agreements were renewed during 1994 to expire in June 1997. In June 1994, the Parent entered into a $50,000,000 five-year term loan agreement with certain of its bank lenders. The term loan and the bank credit agreement facilities bear interest based on the prime rate or LIBOR. The Company is exposed to interest rate risk related to its variable rate borrowings. The Company has entered into interest rate swap and interest rate option agreements to reduce the impact of changes in interest rates on its variable rate debt. Counterparties to these agreements are major financial institutions, which the Company believes are able to fulfill their obligations; however, if they are not, the Company believes that any losses would not be material.

          There are no restrictions on distributions from the non-regulated subsidiaries and therefore all cash available to these subsidiaries is available to the Parent for general corporate purposes, including acquisitions. The Parent and its non-regulated subsidiaries had aggregate cash and temporary investments of approximately $63,500,000 at December 31, 1994. Based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities.
     Since 1993, the Company's senior debt obligations have been rated as "investment grade" by Moody's, S&P and Duff & Phelps Inc. Ratings issued by bond rating agencies are subject to change at any time.

          At December 31, 1994, a maximum of approximately $38,200,000 was available to the Parent as dividends from the regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 1994 or borrowed to date in 1995. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent and certain subsidiaries, together with current interest deductions and corporate expenses, the amount paid by the Parent for income taxes is substantially less than tax sharing payments received from its subsidiaries. In addition, the Parent receives payments from the regulated and non-regulated entities for services provided by the Parent. Payments from regulated subsidiaries for dividends, tax sharing payments, other services and purchases of assets totaled $105,400,000 and $101,000,000 during the years ended December 31, 1994 and 1993, respectively.

          Consolidated Liquidity.  During each of the three years in the
          ----------------------
     period ended December 31, 1994, the Company operated profitably and in the year ended December 31, 1994, net cash was provided from operations. For the years ended December 31, 1993 and 1992, in spite of increased earnings, net cash was used for operations, principally as a result of payments made in connection with reinsurance transactions.

          In April 1994, the Company acquired a 30% interest in Caja from the government of Argentina for a preliminary purchase price of approximately $46,000,000, including costs. The preliminary purchase price is subject to adjustment based upon the reduction in Caja's net assets from December 31, 1993 to the acquisition date. The Company believes that the level of Caja's operating costs could not be justified by its existing revenue base. Accordingly, the new management of Caja has implemented an extensive restructuring plan including a substantial reduction in the number of employees and a consolidation of Caja's offices. The Company believes Caja's restructuring efforts have increased its operating efficiency since acquisition, although there can be no assurance that this will continue. Amounts included in the Company's results of operations for Caja since acquisition have not been material.

          Recent economic instability in Mexico has affected several Latin American countries and has caused a withdrawal of foreign funds invested in publicly traded Argentine government and corporate securities, a contraction in the money supply and significantly higher interest rates in Argentina. Although Argentina's economic policies appear sound, and the recently announced multi-billion dollar international loan package for Argentina should aid its economic program, if the liquidity crisis does not improve, the Company's investment in Caja could suffer. In addition, the Company's investment is subject to the foreign currency exchange risk of a devaluation of the Argentine peso against the United States dollar, although the Argentine government has indicated that a devaluation is not being considered.

          During 1994, the Company invested approximately $25,000,000 in the Russian privatization program. Through this program, the Company acquired equity interests in various companies through auctions conducted by the Russian government. Investing in the emerging markets of Russia is subject to foreign exchange risk, political risk and uncertainty concerning the government's ability to succeed in its program to convert to a market economy, all of which are beyond the Company's control. Given these uncertainties, the Company is accounting for these investments under the cost recovery method. These investments have a balance of approximately $19,600,000 at December 31, 1994.

          In May 1994, the Company acquired a 615,000 square foot office building located near Grand Central Terminal in New York City for approximately $50,800,000. The building has approximately 355,000 square feet of contiguous space available for occupancy. After certain improvements to the building are completed, the Company intends to lease the available space to third parties. Should lease rates not be deemed adequate, the Company may use some of the available space for its operations.

          In July 1994, the Company acquired HSD Venture, a California general partnership which was in reorganization proceedings under chapter 11 of the Bankruptcy Code, for approximately $42,000,000. HSD Venture is the developer and owner of two luxury condominium towers in downtown San Diego, California. The property includes approximately 202 residential units, of which approximately 180 are available for sale, and approximately 42,000 square feet of retail space.
     Marketing of the remaining units has commenced.

          The funds for the investments described above were provided from general corporate funds available to the Parent company.

          The investment portfolios of the Company's insurance subsidiaries are principally fixed maturity investments rated "investment grade" or U.S. governmental agency issued or guaranteed obligations, although limited investments in "non rated" or rated less than "investment grade" securities have been made from time to time. The investment strategy of the insurance subsidiaries has been to maintain a high quality portfolio of publicly traded, fixed income securities with a relatively short duration. Principally as a result of increases in market interest rates during 1994, the unrealized gain on investments at the end of 1993 of approximately $49,912,000 (net of taxes) became an unrealized loss of approximately $41,309,000 (net of taxes) as of December 31, 1994. While this has resulted in a reduction in shareholders' equity, it had no effect on results of operations or cash flows. The estimated average yield to maturity of bonds and notes in the Company's investment portfolio was higher at December 31, 1994 than at the end of the preceding year.

          During the three years ended December 31, 1994, the property and casualty insurance industry suffered unprecedented losses from natural disasters, including the Northridge, California earthquake and winter storms in 1994, winter storm and fire related losses in 1993 and Hurricane Andrew in 1992. The Company's insurance subsidiaries also suffered certain of such losses, although as described below in "Results of Operations," their catastrophe reinsurance programs substantially reduced the economic losses in 1994 and 1992. As a result of the industry's losses, the Company has seen a notable decrease in the availability of reinsurance at reasonable rates, particularly at low levels of deductibility. Although the reinsurance programs have been completed at acceptable upper loss limits (albeit at a somewhat increased cost), the insurance subsidiaries have been unable to maintain previous levels of deductibility at reasonable cost. Accordingly, in 1995, the Company raised its retention of lower level losses from $11,000,000 to $15,000,000. In spite of the natural disasters, the Company did not incur losses in excess of its maximum reinsurance during the last three years. Further, the Company has not experienced any material losses to date in 1995, including losses relating to recent storm damage in California.

          On November 8, 1988, California voters passed Proposition 103, an insurance initiative that requires, among other things, a 20% rollback in insurance rates for policies written or renewed during the twelve month period beginning November 8, 1988. In November 1994, the Colonial Penn P&C Group received an order requiring it to refund $35,300,000, plus $21,700,000 of interest as its rollback obligation. The Colonial Penn P&C Group disagrees with the calculation of the assessment. The Company is in discussions with the California Department of Insurance and has filed a request for a formal hearing should informal discussions fail to come to a satisfactory conclusion. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations and will not exceed reserves established in prior years.

          In recent years there has been significant uncertainty with respect to potential additional assessments from the New Jersey insurance pool for high-risk drivers. During 1994, there were significant legislative and other developments which resolved the uncertainty. In February 1994, the Colonial Penn P&C Group paid approximately $5,300,000, which had been reserved for in prior years, representing its share of the losses of this insurance pool.

          The NAIC has adopted a model law incorporating the concept of a risk based capital ("RBC") requirement for insurance companies. Generally, RBC is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in the business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Each of the Company's insurance subsidiaries' RBC ratio as of December 31, 1994 substantially exceeded the minimum requirements.

          Based on its experience since 1988 in providing collateralized automobile loans to individuals with poor credit histories, during 1993 the Company concluded that there were excellent opportunities for successful expansion of this business. Accordingly, on a controlled basis, the Company, increased its investment in these loans. The Company's investment in these loans was $129,512,000, $73,321,000 and $47,890,000 at December 31, 1994, 1993 and 1992, respectively. The
     Company expects to further increase its investment in these loans in 1995.

          The government of El Salvador and representatives of the Company had previously reached agreement as to the amount to be paid for the assets of an electric utility in El Salvador in which the Company had an interest. Pursuant to such agreement, on March 30, 1993, the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. As a result of receiving required prepayments and the subsequent sale of the bonds in the first quarter of 1994, the Company reported a pre-tax gain of $8,458,000.

          In the fourth quarter of 1994, the Company sold its remaining interest in Bolivian Power Company Limited ("Bolivian Power") to an unaffiliated party for cash of approximately $18,000,000. The Company recorded a pre-tax gain of approximately $14,500,000.

          The Company's liability for unredeemed trading stamps is estimated based on the cost of merchandise, cash and related redemption service expenses required to redeem the trading stamps which are expected to be presented for redemption in the future. The Company periodically reviews the appropriateness of the estimated redemption rates based upon recent experience, statistical evaluations and other relevant factors. The most recent statistical studies of trading stamp redemptions have indicated that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. The amount of this excess may be different than indicated by these studies. Accordingly, the Company has been amortizing the aggregate apparent excess over a five year period. Based upon the most recent studies, the unamortized apparent excess was approximately $5,358,000 at December 31, 1994 and $17,067,000 at December 31, 1993. The Company will continue to monitor current redemptions and estimates of ultimate redemptions.

          The Company is to receive, without additional consideration, the residual interest in two subsidiaries that remain under the control of the Wisconsin Insurance Commissioner; however the timing of receipt of these assets is uncertain. The Company estimates that the fair value of the net tangible assets of these subsidiaries was approximately $34,000,000 in excess of their carrying amount at December 31, 1994. The underlying assets of these subsidiaries are principally invested in high quality, interest bearing securities.

          The Company and certain of its subsidiaries, including Phlcorp and its subsidiaries, have substantial loss carryforwards and other tax attributes (as more fully discussed in the Notes to Consolidated Financial Statements). The amount and availability of tax loss carryforwards are subject to certain qualifications, limitations and uncertainties, including, with respect to Phlcorp and its subsidiaries, tax sharing payments pursuant to a tax settlement agreement with the Internal Revenue Service and the Department of Justice. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of these carryforwards, which could reduce their value to the Company, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating at least five percent of the Common Shares and the ability of persons or entities now owning at least five percent of the

     Common Shares from acquiring additional Common Shares. The Company has recognized as an asset (net of reserves) certain of the benefits of such loss carryforwards and other tax attributes. However, the amount of the asset recognized only reflects the minimum Phlcorp tax loss carryforwards and is based, in part, on certain proposed regulations affecting the use of Phlcorp's tax loss carryforwards. As described in the Notes to the Consolidated Financial Statements, significant additional amounts may be available under certain circumstances.

     Results of Operations
     ---------------------

          The Company's most significant operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life insurance to its niche markets. For the year ended December 31, 1994, the Company's insurance segments contributed 79% of total revenues and, at December 31, 1994, constituted 78% of total assets.

          Earned premium revenues and commissions of the property and casualty insurance operations of the Empire Group were approximately $299,200,000 in 1994, $259,400,000 in 1993 and $243,100,000 in 1992.
     The increase in 1994 principally resulted from growth in policies in force, while the increase in 1993 was attributable to a combination of increased premium rates and increased insurance in force.

          Earned premium revenues of the Colonial Penn P&C Group were approximately $447,200,000 in 1994, $452,600,000 in 1993 and
     $456,000,000 in 1992. The decline in earned premiums principally reflects the Company's strategy to substantially reduce the marketing programs employed prior to acquisition, which the Company believes were not justified by prior operating results. The Company's current marketing efforts have resulted in new business, which to some degree has offset the normal attrition of existing business. Additionally, the rate of decline in policies in force has slowed in each year since acquisition of the Colonial Penn P&C Group. The Company believes that new business generated in 1995 will exceed lapsed business, although there can be no assurance that this will be achieved. Earned premiums in 1994 and 1993 also reflect an increase, as compared to the prior year, resulting from acquired blocks of automobile assigned risk business from other insurance companies.

          The Company's property and casualty insurance operations combined ratios as determined under GAAP and SAP were as follows:



      Year Ended December 31,                       GAAP        SAP
      -----------------------                       ----        ---
              1994                                  99.1%      98.8%
              1993                                  96.9%      93.7%
              1992                                 101.7%     102.8%


          The provision for insurance losses and policy benefits includes natural catastrophe losses, net of reinsurance recoveries, estimated at approximately $18,300,000, $10,900,000 and $12,300,000 for the
     years ended December 31, 1994, 1993 and 1992, respectively. The 1994 losses include approximately $11,700,000 related to the Northridge, California earthquake and the 1992 losses include approximately $6,000,000 related to Hurricane Andrew.

          In addition to higher catastrophe losses, the combined ratio for 1994 increased as compared to 1993 principally due to settlements in 1993 of Colonial Penn P&C Group prior years claims at amounts less than provided. The Company believes this experience reflects its improved underwriting procedures, emphasis on mature adult insureds, prior rate increases and improved claims handling and settlement practices. Although Colonial Penn's loss experience continued to develop favorably in 1994, the Company believes that as a result of the reduction in claims outstanding, there will be a reduced positive effect on future results of operations from claim settlements, in spite of providing loss reserves on current operations at conservative levels. The increase in the 1994 combined ratio was partially offset by increased fee income related to acquired blocks of automobile assigned risk business. Loss experience for 1992 included a $3,000,000 retroactive assessment for a workers' compensation fund applicable to the Empire Group.

          Premium revenue receipts on IOP products of the life insurance subsidiaries (which are not reflected as revenues) were approximately $108,080,000 in 1994, $88,312,000 in 1993 and $68,035,000 in 1992.
     The principal IOP product sold during the three year period ended December 31, 1994 was a variable annuity product marketed directly to consumers.

          Earned premium revenues of the life and health insurance operations were approximately $172,400,000 for 1994, $181,800,000 for 1993 and $233,700,000 for 1992. The decline in earned premium revenues reflect the run-off of the agent sold Medicare supplement business, which the Company ceased marketing at December 31, 1992 due to inadequate profitability. In addition, the Company terminated certain assumed life and health reinsurance contracts which had revenues of approximately $28,750,000 for 1992 and minimal profitability.

          During 1992 the Company concluded that it would be able to generate significant new premiums for its Graded Benefit Life business at acquisition cost levels that result in adequate profitability. Accordingly, the Company increased its marketing efforts with respect to this product. Earned premiums for this product were $113,700,000, $109,800,000 and $109,600,000 for the years ended December 31, 1994,
     1993 and 1992, respectively.

          Insurance losses, policy benefits and amortization of deferred acquisition costs of the life and health insurance operations were $138,300,000, $179,100,000 and $261,300,000 for the years ended
     December 31, 1994, 1993 and 1992, respectively. The decrease reflects the run-off of the agent sold Medicare supplement business and also reflects improved loss experience in this business during 1994. In addition, due to expectations of decreased or inadequate future profitability of its Single Premium Deferred Annuity ("SPDA") and Single Premium Whole Life ("SPWL") products, in 1992 and 1993 the Company sold blocks of such business or otherwise made permitted exchanges, which substantially reduced the amount of remaining policies. The SPWL business was reinsured in 1993, resulting in a net pre-tax gain of approximately $16,700,000. Such net pre-tax gain consisted of net security gains on investments sold in connection with the transaction (approximately $24,100,000), which are included in the caption "Net securities gains (losses)," reduced by a net loss of approximately $7,400,000 (principally the write-off of deferred policy acquisition costs of approximately $26,900,000, less the premium received on the transaction), which is included in the caption "Insurance losses, policy benefits and amortization of deferred acquisition costs."

          During 1993, the Company reinvested proceeds from sales of certain securities at the lower prevailing interest rates. Since these reinvestment rates were, in certain instances, lower than had previously been expected on certain fixed rate annuity policies, the Company recorded an additional provision for insurance losses in the amount of $6,800,000.

          Principally starting in the fourth quarter of 1992, the Company realized security gains and reinsured or exchanged a substantial portion of its SPDA business. The Company also reinvested proceeds from security sales at prevailing interest rates lower than had been expected on certain fixed income products. In connection with these transactions, the Company recorded an additional provision for insurance losses and policy benefits of approximately $13,900,000, principally from the elimination of deferred policy acquisition costs. In addition, as a result of the termination of certain reinsurance agreements in 1992, the provision for insurance losses and policy benefits was reduced by approximately $6,200,000, representing amounts that were no longer required.

          Although manufacturing revenues in 1994 were higher than in each of 1993 and 1992, gross profit declined significantly, principally at the bathroom vanities division. This division has experienced manufacturing inefficiencies during the last three years that, in combination with pricing pressures and provisions for obsolete inventory, have resulted in operating losses. During 1994, the Company commenced a restructuring program of this division to reevaluate and reduce existing product lines, to review the manufacturing process and to reduce overhead. The Company is unable to predict if this division's restructuring efforts will result in a return to profitability.

          Trading stamps revenues declined in each of the last three years principally due to the loss of business of certain customers. The Company believes that the historical decline in usage of trading stamps will continue. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of stamps sold in each of the last three years ultimately will be redeemed. In early 1993, the Company contributed the net assets of its motivation services business to a new joint venture formed with an unrelated motivation services company in exchange for a 45% equity interest in the joint venture. The joint venture is recorded on the equity basis of accounting. Results of operations of the motivation services business have not been material.

          Finance revenues reflect the level of consumer instalment loans, which increased during 1994 as discussed above. The operating profit applicable to this segment increased in 1993 as compared to 1992 due to the 1992 sale of certain consumer loan development offices which had operated at a loss.

          Investment and other income was substantially unchanged in 1994 as compared to 1993 and lower in both years as compared to 1992. Investment and other income reflects the lower level of investments due to the disposition of the SPWL and SPDA business and lower interest rates in both 1994 and 1993. Other income in 1994 includes $8,458,000 related to the disposition of the El Salvador government bonds receivable and $14,500,000 related to the sale of the Company's remaining shares in Bolivian Power. Other income in 1993 includes a $12,981,000 gain from the sale of a portion of the investment in Bolivian Power and other income in 1992 includes a $12,128,000 gain from sale of certain consumer loan development offices.

          Net securities gains (losses) were ($12,004,000), $51,923,000 and $51,778,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Realized security losses during 1994 principally reflected the Company's strategy to further shorten the duration of its investment portfolio during a time of rising interest rates. Security gains in 1993 and 1992 were realized, in part, to effect the reinsurance and transfer of the SPWL and SPDA businesses described above. The decision to exit these businesses also resulted in write-downs of deferred policy acquisition costs and additional provisions for policyholder benefits, which do not reduce security gains but do reduce pre-tax income. As described above, in 1993, reserves for policyholder benefits were also increased for certain fixed rate annuity policies because the proceeds from security sales were reinvested at rates lower than previously expected. Net securities gains (losses) include provisions for write-downs of investments of $3,126,000, $2,000,000 and $20,041,000 for the years ended December
     31, 1994, 1993 and 1992, respectively.

          Higher interest expense in each of 1994 and 1993 compared to the prior year principally reflects the increased level of borrowings outstanding. Interest expense also reflects the level of deposits at AIB and AIF. Generally, interest rates on deposits are lower than on other available funds. Interest expense on deposits was approximately $8,304,000 in 1994, $9,001,000 in 1993 and $11,954,000 in 1992.

          The provisions for income taxes for 1994 and 1993 were calculated under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which does not reflect the benefit from utilization of tax loss carryforwards. The provision for income taxes for 1992 has been reduced for the benefit from utilization of tax loss carryforwards. The provision for income taxes for 1994 and 1993 is below the expected normal corporate income tax rate principally because of a reduction in the valuation allowance applicable to the deferred tax asset due to the resolution of certain contingencies. In addition, the provision for income taxes for 1993 was reduced by approximately $4,215,000 as a result of changes in federal income tax rates.

          The provision for income taxes for 1992 principally consists of state income taxes, the federal alternative minimum income tax and federal income taxes applicable to the life insurance subsidiaries which cannot utilize the Company's tax loss carryforwards. As noted above, the tax provision for 1992 also reflects the benefit from utilization of tax loss carryforwards.

          The number of shares used to calculate primary earnings per share was 29,101,000, 29,270,000 and 24,435,000 for 1994, 1993 and 1992,
     respectively. The number of shares used to calculate fully diluted earnings per share was 30,857,000, 30,743,000 and 24,516,000 for 1994,
     1993 and 1992, respectively. The increase in 1994 and 1993 as compared to 1992 was principally caused by the acquisition of the minority interest in Phlcorp and, with respect to fully diluted per share amounts, the effect of the assumed conversion of the Company's
     5 1/4% Convertible Subordinated Debentures.

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

          The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1995 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

     Item 11.  Executive Compensation.
     -------   ----------------------

          The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     -------   ---------------------------------------------------
               Management.
               ----------

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

                                     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     -------   ------------------------------------------------------------
               8-K.
               ---

          (a)(1)(2) Financial Statements and Schedules.
                    ----------------------------------

                    Report of Independent Certified Public
                      Accountants  . . . . . . . . . . . . . . .   F-1
                    Financial Statements:
                    Consolidated Balance Sheets at
                      December 31, 1994 and 1993 . . . . . . . .   F-2
                    Consolidated Statements of Income
                      for the years ended December 31,
                      1994, 1993 and 1992  . . . . . . . . . . .   F-3
                    Consolidated Statements of Cash
                      Flows for the years ended
                      December 31, 1994, 1993 and 1992 . . . . .   F-4
                    Consolidated Statements of Changes
                      in Shareholders' Equity for the
                      years ended December 31, 1994, 1993
                      and 1992 . . . . . . . . . . . . . . . . .   F-6
                    Notes to Consolidated Financial
                      Statements . . . . . . . . . . . . . . . .   F-7

                    Financial Statement Schedules:
                    Schedule II - Condensed Financial
                      Information of Registrant  . . . . . . . .   F-34
                    Schedule III - Supplementary
                      Insurance Information  . . . . . . . . . .   F-38
                    Schedule IV - Schedule of
                      Reinsurance  . . . . . . . . . . . . . . .   F-39
                    Schedule V - Valuation and
                      Qualifying Accounts  . . . . . . . . . . .   F-40
                    Schedule VI - Schedule of Supplemental
                      Information for Property and
                      Casualty Insurance Underwriters  . . . . .   F-41

               (3)  Executive Compensation Plans and Arrangements.
                    ---------------------------------------------

                    1982 Stock Option Plan, as amended August 28, 1991
                      (filed as Annex B to the Company's Proxy Statement dated July 21, 1992).
                    1992 Stock Option Plan (filed as Annex C to the
                      Company's Proxy Statement dated July 21, 1992).
                    Agreement made as of March 12, 1984 by and between
                      Leucadia, Inc. and Ian M. Cumming (filed as Exhibit
                      10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (the "1983 10-K")).
                    Agreement made as of March 12, 1984 by and between
                      Leucadia, Inc. and Joseph S. Steinberg (filed as
                      Exhibit 10.15 to the Company's 1983 10-K).
                    Agreement dated as of August 1, 1988 among the Company,
                      Ian M. Cumming and Joseph S. Steinberg (filed as
                      Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K")).
                    Agreement dated as of January 10, 1992 between Ian M.
                      Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the Company's 1991 10-K).
                    Agreement dated as of January 10, 1992 between Joseph
                      S. Steinberg, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit
                      10.8 to the Company's 1991 10-K).
                    Agreement between Leucadia, Inc. and Ian M. Cumming,
                      dated as of December 28, 1992 (filed as Exhibit 10.12(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).
                    Escrow and Security Agreement by and among Leucadia,
                      Inc., Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.12(b) to the 1992 10-K).
                    Agreement between Leucadia, Inc. and Joseph S.
                      Steinberg, dated as of December 28, 1992 (filed as
                      Exhibit 10.13(a) to the 1992 10-K).
                    Escrow and Security Agreement by and among Leucadia,
                      Inc., Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.13(b) to the 1992 10-K).
                    Agreement made as of December 28, 1993 by and between
                      the Company and Ian M. Cumming (filed as Exhibit
                      10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K").
                    Agreement made as of December 28, 1993 by and between
                      the Company and Joseph S. Steinberg (filed as Exhibit
                      10.18 to the 1993 10-K).
                    Agreement between the Company and Ian M. Cumming dated
                      as of December 28, 1993 (filed as Exhibit 10.19(a) to the 1993 10-K).
                    Escrow and Security Agreement by and among the Company,
                      Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.19(b) to the 1993 10-K).
                    Agreement between the Company and Joseph S. Steinberg,
                      dated as of December 28, 1993 (filed as Exhibit 10.20(a) to the 1993 10-K).
                    Escrow and Security Agreement by and among the Company,
                      Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to the 1993 10-K).

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








     ___________________

     * Incorporated by reference.

               10.13(b) Escrow and Security Agreement by and among
                        Leucadia, Inc., Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1992 (filed as Exhibit 10.13(b) to the 1992 10-K).*

               10.14 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the 1992 10-K).*

               10.15 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as
                        Exhibit 10.15 to the 1992 10-K).*

               10.16 Reinsurance Agreement, dated as of December 31, 1991, by and between Colonial Penn Insurance Company and American International Insurance Company (filed as Exhibit 10.16 to the 1992 10-K).*

               10.17 Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as
                        Exhibit 10.17 to the 1993 10-K).*

               10.18 Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*

               10.19(a) Agreement between the Company and Ian M. Cumming, dated as of December 28, 1993 (filed as Exhibit 10.19(a) to the 1993 10-K).*

               10.19(b) Escrow and Security Agreement by and among the
                        Company, Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.19(b) to the 1993 10-K).*

               10.20(a) Agreement between the Company and Joseph S.
                        Steinberg, dated as of December 28, 1993 (filed as
                        Exhibit 10.20(a) to the 1993 10-K).*

               10.20(b) Escrow and Security Agreement by and among the
                        Company, Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to the 1993 10-K).*

               21       Subsidiaries of the registrant.

               23 Consent of independent certified public accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-
                        6054), Form S-8 and S-3 (File No. 33-26434), Form
                        S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61680) and Form S-8 (File No. 33-61718).









     ___________________

     * Incorporated by reference.

               27       Financial Data Schedule.

               28 Schedule P of the 1994 Annual Statement to Insurance Departments of the Colonial Penn Insurance Company and Affiliated Property/Casualty Insurers and the Empire Insurance Company, Principal Insurer.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEUCADIA NATIONAL CORPORATION


     March 24, 1995                By:  /s/ Joseph A. Orlando
                                      --------------------------------
                                        Joseph A. Orlando
                                        Vice President and Comptroller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

          Signature                          Title
          ---------                          -----

     /s/ Ian M. Cumming                 Chairman of the Board
     ------------------------------      (Principal Executive Officer)
     Ian M. Cumming


     /s/ Joseph S. Steinberg            President and Director
     ------------------------------      (Principal Executive Officer)
     Joseph S. Steinberg


     /s/ Joseph A. Orlando              Vice President and Comptroller
     ------------------------------      (Principal Financial and
     Joseph A. Orlando                    Accounting Officer)


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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEUCADIA NATIONAL CORPORATION and SUBSIDIARIES as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in the notes to the consolidated financial statements, in 1993, the Company changed its method of accounting for Income Taxes, Postretirement Benefits Other Than Pensions, Postemployment Benefits, Re-insurance of Short-Duration and Long-Duration Contracts, Multiple-Year Retrospectively Rated Contracts, and Certain Investments in Debt and Capital Securities, all as set forth in various pronouncements of the Financial Accounting Standards Board and the Emerging Issues Task Force.



                                         COOPERS & LYBRAND L.L.P.





     New York, New York
     March 17, 1995

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1994 and 1993
(Dollars in thousands, except par value)

                                                                                           1994                   1993
                                                                                           ----                   ----
ASSETS
------
Investments:
 Available for sale (aggregate cost of
  $2,396,288 and $2,447,180)                                                             $2,331,288              $2,524,493
 Trading securities (aggregate cost of
  $53,312 and $40,578)                                                                       52,231                  41,984
 Held to maturity (aggregate fair value
  of $52,820 and $77,243)                                                                    54,586                  74,796
 Policyholder loans                                                                          17,943                  18,138
 Other investments, including accrued interest income                                        56,347                  38,559
                                                                                         ----------              ----------
    Total investments                                                                     2,512,395               2,697,970

Cash and cash equivalents                                                                   252,495                 291,414
Reinsurance receivable, net                                                                 310,682                 462,671
Trade, notes and other receivables, net                                                     463,981                 390,394
Prepaids and other assets                                                                   245,476                 161,441
Property, equipment and leasehold
 improvements, net                                                                          110,887                  99,741
Deferred policy acquisition costs                                                            74,536                  55,410
Deferred income taxes                                                                       144,631                 114,001
Separate and variable accounts                                                              420,398                 335,357
Investments in associated companies                                                         138,565                  80,873
                                                                                         ----------              ----------
      Total                                                                              $4,674,046              $4,689,272
                                                                                         ==========              ==========


LIABILITIES
-----------
Customer banking deposits                                                                $  179,888              $  173,365
Trade payables and expense accruals                                                         189,280                 164,533
Other liabilities                                                                           106,046                 110,396
Income taxes payable                                                                         39,491                  40,378
Policy reserves                                                                           1,964,730               2,105,408
Unearned premiums                                                                           413,546                 380,260
Separate and variable accounts                                                              419,355                 334,636
Liability for unredeemed trading stamps                                                      42,433                  58,541
Debt, including current maturities                                                          425,848                 401,335
                                                                                         ----------              ----------
      Total liabilities                                                                   3,780,617               3,768,852
                                                                                         ----------              ----------
Minority interest                                                                            11,614                  12,564
                                                                                         ----------              ----------
SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 28,050,037
 and 27,897,023 shares issued and outstanding,
 after deducting 30,272,650 and 30,260,664
 shares held in treasury                                                                     28,050                  27,897
Additional paid-in capital                                                                  126,225                 125,013
Net unrealized gain (loss) on investments                                                   (41,309)                 49,912
Retained earnings                                                                           768,849                 705,034
                                                                                         ----------              ----------
      Total shareholders' equity                                                            881,815                 907,856
                                                                                         ----------              ----------
      Total                                                                              $4,674,046              $4,689,272
                                                                                         ==========              ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1994, 1993 and 1992

                                                                          1994               1993               1992
                                                                          ----               ----               ----
                                                                           (In thousands, except per share amounts)
Revenues:
  Insurance revenues and commissions                                    $  918,886         $  893,850          $  932,943
  Manufacturing                                                            180,050            173,638             168,687
  Trading stamps                                                            19,489             23,827              29,339
  Motivation services                                                         -                  -                 63,336
  Finance                                                                   45,835             33,587              39,580
  Investment and other income                                              232,129            231,233             287,352
  Net securities gains (losses)                                            (12,004)            51,923              51,778
                                                                        ----------         ----------          ----------
                                                                         1,384,385          1,408,058           1,573,015
                                                                        ----------         ----------          ----------
Expenses:
  Insurance losses, policy benefits
   and amortization of deferred
   acquisition costs                                                       819,010            789,752             896,673
  Insurance commissions                                                      5,364              6,609              13,327
  Cost of goods sold:
   Manufacturing                                                           137,507            122,815             119,742
   Trading stamps                                                             (529)             1,252               1,421
   Motivation services                                                        -                  -                 46,653
  Interest                                                                  44,003             39,465              38,507
  Salaries                                                                  87,650             83,179              97,758
  Selling, general and other expenses                                      189,879            185,713             191,886
  Minority interest                                                          1,183              2,405              23,495
                                                                        ----------         ----------          ----------
                                                                         1,284,067          1,231,190           1,429,462
                                                                        ----------         ----------          ----------
  Income before income taxes and
   cumulative effects of changes
   in accounting principles                                                100,318            176,868             143,553
                                                                        ----------         ----------          ----------
Income taxes:
  Current                                                                    9,085             25,355              25,838
  Deferred                                                                  20,397             35,254             (12,892)
                                                                        ----------         ----------          ----------
                                                                            29,482             60,609              12,946
                                                                        ----------         ----------          ----------
  Income before cumulative effects of
   changes in accounting principles                                         70,836            116,259             130,607
Cumulative effects of changes in
 accounting principles                                                        -               129,195                -
                                                                        ----------         ----------          ----------
      Net income                                                        $   70,836         $  245,454          $  130,607
                                                                        ==========         ==========          ==========

Earnings per common and dilutive common
 equivalent share:
  Income before cumulative effects of
   changes in accounting principles                                          $2.43              $3.97               $5.35
  Cumulative effects of changes in
   accounting principles                                                       -                 4.41                 -
                                                                             -----              -----               -----
      Net income                                                             $2.43              $8.38               $5.35
                                                                             =====              =====               =====
Fully diluted earnings per common share:
  Income before cumulative effects of
   changes in accounting principles                                          $2.41              $3.89               $5.33
  Cumulative effects of changes in
   accounting principles                                                       -                 4.20                 -
                                                                             -----              -----               -----
      Net income                                                             $2.41              $8.09               $5.33
                                                                             =====              =====               =====

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992

                                                                                       1994           1993             1992
                                                                                       ----           ----             ----
                                                                                                (Thousands of dollars)
Net cash flows from operating activities:
----------------------------------------
Net income                                                                         $   70,836       $  245,454       $  130,607
Adjustments to reconcile net income to net
 cash provided by (used for) operations:
 Cumulative effects of changes in accounting
  principles                                                                             -            (129,195)            -
 Provision (benefit) for deferred income taxes                                         20,397           35,254          (12,892)
 Depreciation and amortization of property,
  equipment and leasehold improvements                                                 17,075           16,378           16,825
 Other amortization                                                                    88,485          113,450           78,395
 Provision for doubtful accounts                                                       10,579           12,432            9,437
 Net securities (gains) losses                                                         12,004          (51,923)         (51,778)
 (Gain) on reinsurance transaction with John
  Hancock (exclusive of security gains and
  write-off of deferred policy acquisition costs)                                        -             (19,456)            -
 (Gain) on sale of loan development offices                                              -                -             (12,128)
 Equity in loss of associated companies                                                 5,176            2,064            1,891
 (Gains) related to foreign power companies                                           (22,948)         (13,111)            -
 Purchases of investments classified as trading                                      (132,752)         (77,333)            -
 Proceeds from sales of investments classified
  as trading                                                                          119,042           38,118             -
 Deferred policy acquisition costs incurred and
  deferred                                                                           (100,506)         (81,746)         (77,448)
 Cash related to reinsurance transaction with
  John Hancock                                                                           -            (510,698)            -
 Net change in:
   Reinsurance receivable                                                             154,788           46,603             -
   Trade, notes and other receivables                                                 (23,661)         (55,439)           2,412
   Prepaids and other assets                                                          (23,488)         (49,183)         (27,902)
   Trade payables and expense accruals (the
    decrease in 1992 principally relates to a
    prior reinsurance transaction)                                                     35,973           44,663         (101,508)
   Other liabilities                                                                   (6,177)          (3,954)         (12,584)
   Income taxes                                                                        (1,844)           8,195           16,780
   Policy reserves                                                                   (123,376)         (56,327)          (8,850)
   Unearned premiums                                                                   33,286           35,020           31,007
   Liability for unredeemed trading stamps                                            (16,108)         (16,423)         (19,095)
 Minority interest                                                                      1,183            2,405           23,495
 Other                                                                                  1,572            1,831             (981)
                                                                                   ----------       ----------       ----------
   Net cash provided by (used for)
    operating activities                                                              119,536         (462,921)         (14,317)
                                                                                   ----------       ----------       ----------
Net cash flows from investing activities:
----------------------------------------
Acquisition of real estate, property,
 equipment and leasehold improvements                                                (122,122)         (19,368)         (27,351)
Proceeds from disposals of property,
 equipment and leasehold improvements                                                   7,741            5,760            7,034
Investment in Caja                                                                    (45,711)            -                -
Advances on loan receivables                                                         (182,289)        (132,324)        (114,168)
Principal collections on loan receivables                                             118,484           95,535          108,912
Proceeds from sales of instalment loan
 receivables                                                                             -                -              78,096
Purchases of investments (other than short-
 term)                                                                             (1,251,643)      (1,582,856)      (2,650,517)
Proceeds from maturities of investments                                               425,582          471,440          642,723
Proceeds from sales of investments                                                    888,474        1,193,141        2,447,450
                                                                                   ----------       ----------       ----------
   Net cash provided by (used for)
    investing activities                                                             (161,484)          31,328          492,179
                                                                                   ----------       ----------       ----------
                                                                                                                     (continued)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 1994, 1993 and 1992



                                                                                     1994              1993            1992
                                                                                     ----              ----            ----
                                                                                               (Thousands of dollars)
Net cash flows from financing activities:
----------------------------------------
Net change in credit agreement and other
 short-term borrowings                                                           $     (582)        $   (5,678)      $  (79,893)
Net change in customer banking deposits                                               6,346            (12,817)          (8,117)
Net change in policyholder account balances                                         (17,302)           (95,554)        (220,888)
Issuance of long-term debt, net of issuance
 costs                                                                               50,000            194,157          130,640
Reduction of long-term debt                                                         (27,940)           (18,237)         (63,433)
Purchase of warrants to acquire common shares                                          -                  -             (14,700)
Purchase of common shares for treasury                                                 (472)            (2,492)          (2,850)
Dividends paid                                                                       (7,021)            (6,971)          (5,589)
                                                                                 ----------         ----------       ----------
   Net cash provided by (used for)
    financing activities                                                              3,029             52,408         (264,830)
                                                                                 ----------         ----------       ----------
   Net increase (decrease) in cash and
    cash equivalents                                                                (38,919)          (379,185)         213,032
Cash and cash equivalents at January 1,                                             291,414            670,599          457,567
                                                                                 ----------         ----------       ----------
Cash and cash equivalents at December 31,                                        $  252,495         $  291,414       $  670,599
                                                                                 ==========         ==========       ==========

Supplemental disclosures of cash flow
-------------------------------------
information:
-----------
Cash paid during the year for:
 Interest                                                                           $43,137            $34,574          $39,745
 Income tax payments, net of refunds                                                $10,731            $17,025          $10,316





























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1994, 1993 and 1992




                                                                                        Net
                                                        Common                       Unrealized
                                                        Shares         Additional    Gain (Loss)
                                                        $1 Par          Paid-in          On          Retained
                                                         Value          Capital      Investments     Earnings        Total
                                                        -------       ----------     -----------     --------       --------
                                                                                (Thousands of dollars)
Balance, January 1, 1992                                $23,006       $    682       $    274        $341,533       $365,495
 Exercise of options to
  purchase common shares                                    641          4,879                                         5,520
 Acquisition of PHLCORP, Inc.
  minority interest                                       4,408        135,535                                       139,943
 Net change in unrealized gain
  (loss) on investments                                                                  (265)                          (265)
 Purchase of stock for treasury                            (110)        (2,740)                                       (2,850)
 Purchase of warrants to acquire
  common shares                                                        (14,700)                                      (14,700)
 Dividend ($.20 per Common Share)                                                                      (5,589)        (5,589)
 Net income                                                                                           130,607        130,607
                                                        -------       --------       --------        --------       --------

Balance, December 31, 1992                               27,945        123,656              9         466,551        618,161

 Exercise of options to
  purchase common shares                                    235          2,100                                         2,335
 Net change in unrealized gain
  (loss) on investments                                                                49,903                         49,903
 Purchase of stock for treasury                            (283)       (10,503)                                      (10,786)
 Income tax benefit related to
  warrant and option transactions
  (primarily recognized upon
  adoption of SFAS 109)                                                  9,760                                         9,760
 Dividend ($.25 per Common Share)                                                                      (6,971)        (6,971)
 Net income                                                                                           245,454        245,454
                                                        -------       --------       --------        --------       --------

Balance, December 31, 1993                               27,897        125,013         49,912         705,034        907,856

 Exercise of options to
  purchase common shares                                    165          1,672                                         1,837
 Net change in unrealized gain
  (loss) on investments                                                               (91,221)                       (91,221)
 Purchase of stock for treasury                             (12)          (460)                                         (472)
 Dividend ($.25 per Common Share)                                                                      (7,021)        (7,021)
 Net income                                                                                            70,836         70,836
                                                        -------       --------       --------        --------       --------

Balance, December 31, 1994                              $28,050       $126,225       $(41,309)       $768,849       $881,815
                                                        =======       ========       ========        ========       ========














                   The accompanying notes are an integral part of
                      these consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Significant Accounting Policies:
         -------------------------------

     (a) Consolidation Policy:  The consolidated financial statements
         --------------------
     include the accounts of the Company and all majority-owned subsidiaries. The Company has certain legal subsidiaries (the "WMAC Companies") which are under the control of the Wisconsin Insurance Commissioner (the "Commissioner"). These companies are not consolidated while under the control of the Commissioner.

     Investments in entities in which the Company owns less than 50% of the voting interest and has the ability to exercise significant influence are accounted for on the equity method of accounting. Amounts related to such companies have not been material.

     Certain amounts for prior periods have been reclassified to be consistent with the 1994 presentation.

     (b) Statement of Cash Flows:  The Company considers short-term
         -----------------------
     investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $200,232,000 and $247,583,000 at December 31, 1994 and 1993, respectively.

     On December 31, 1992, the Company acquired the minority interest in Phlcorp, Inc. ("Phlcorp") for approximately 4,408,000 of the Company's Common Shares, which were recorded at an aggregate cost of approximately $142,927,000. The cost of the acquisition was principally allocated to investments in associated companies (approximately $11,022,000), amounts related to the WMAC Companies (approximately $16,847,000), excess of purchase price over net assets acquired (approximately $22,277,000) and to eliminate the minority interest in Phlcorp (approximately $92,819,000).

     On June 1, 1993, the Company received 224,175 of the Company's Common Shares (valued at $8,294,000) in settlement of a zero coupon note due from John W. Jordan II, a director of the Company and a significant shareholder. The value of the shares received, which was based on the market price on the date of the transaction, was equal to the maturity value of the note.

     (c) Investments:  Effective as of December 31, 1993, the Company
         -----------
     adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The adoption of SFAS 115 resulted in an increase in reported shareholders' equity of approximately $49,500,000 at December 31, 1993.

     At acquisition, marketable debt and equity securities are designated as either i) held to maturity, which are carried at amortized cost,
     ii) trading, which are carried at estimated fair value with unrealized gains and losses reflected in results of operations, or iii) available for sale, which are carried at estimated fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Held to maturity investments are made with the intention of holding such securities to maturity, which the Company has the ability to do. Estimated fair values are principally based on quoted market prices.

         -------------------------------

     Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values. The writedowns are included in "Net securities gains (losses)" in the Consolidated Statements of Income. The cost of securities sold is based on average cost.

     While the adoption of SFAS 115 did not have, and is not expected to have, a material effect on results of operations, the Company believes SFAS 115 is likely to result in substantial fluctuations in shareholders' equity, as occurred in 1994. During 1994, principally as a result of increases in market interest rates, the unrealized gain on investments reported in shareholders' equity at December 31, 1993 of $49,912,000 (net of taxes) became an unrealized loss of $41,309,000 (net of taxes) as of December 31, 1994.

     The Company's investments in Russian equity securities (approximately $19,600,000 as of December 31, 1994), none of which is held by its insurance or banking subsidiaries, do not have readily determinable fair values as defined by SFAS 115. Given the uncertainties inherent in investing in the emerging markets of Russia, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. These investments are included in "Other investments" in the Consolidated Balance Sheets.

     (d) Property, Equipment and Leasehold Improvements:  Property,
         ----------------------------------------------
     equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization (approximately $87,067,000 and $73,640,000 at December 31, 1994 and 1993, respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

     (e) Income Recognition from Insurance Operations:  Premiums on
         --------------------------------------------
     property and casualty and health insurance products are recognized as revenues over the term of the policy using the monthly pro rata basis.

     The life insurance subsidiaries have sold various investment oriented insurance products (collectively the "IOP products"), including single premium whole life ("SPWL") products, a variable life ("VL") product, a variable annuity ("VA") product and a single premium deferred annuity ("SPDA") product. The principal IOP product offered during the three year period ended December 31, 1994 was a VA product. IOP product premiums are reflected in a manner similar to a deposit; revenues reflect only mortality charges and other amounts assessed against the holder of the insurance policies and annuity contracts. Other life premiums are recognized as revenues over the premium paying period.

     Premiums for the VA and VL products are directed by the policyholder to be invested in a unit trust solely for the benefit and risk of the policyholder. Policyholders' accounts are charged for the cost of insurance provided, administrative and certain other charges. The amount included in the balance sheet liability caption "Separate and variable accounts" represents the current value of the policyholders' funds.

         -------------------------------

     (f) Policy Acquisition Costs:  Policy acquisition costs principally
         ------------------------
     consist of direct response marketing costs, commissions, premium taxes and other underwriting expenses (net of reinsurance allowances). If recoverability of such costs from future premiums and related investment income is not anticipated, the amounts not considered recoverable are charged to operations. Deferred policy acquisition costs also have been charged to operations in connection with dispositions of blocks of business or reinvestment of proceeds from security sales at prevailing lower interest rates.

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

     (g) Reinsurance:  In the normal course of business, the Company seeks
         -----------
     to reduce the loss that may arise from catastrophes and to limit losses from large exposures by reinsuring certain levels of risk with other insurance enterprises. The Company has also entered into reinsurance transactions in connection with dispositions of blocks of businesses. Reinsurance contracts do not necessarily relieve the Company from its obligations to policyholders.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). Under SFAS 113 reinsurance recoverables are reported as assets rather than the previously accepted practice of netting such amounts against related liabilities. Appropriate provisions are made for uncollectible reinsurance receivables. Premiums earned and other underwriting expenses are stated net of reinsurance in the Consolidated Statements of Income. The adoption of SFAS 113 had no material effect on results of operations.

     (h) Policy Reserves and Unearned Premiums:  Policy reserves and
         -------------------------------------
     unearned premiums for life, health and traditional annuity policies are computed on a net level premium method based upon standard and Company developed tables with provision for adverse deviation and estimated withdrawals. Liabilities for unpaid losses and loss adjustment expenses applicable to the property and casualty insurance operations are determined using case basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of ultimate claim costs and loss adjustment expenses.

     Effective as of January 1, 1993, the Company adopted Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 93-6, "Accounting for Multiple Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), which specifies the accounting for certain retrospectively rated reinsurance agreements.

         -------------------------------

     As a result of the adoption of EITF 93-6, the Company reduced its policy reserves at January 1, 1993 by approximately $14,654,000 and recorded a credit of approximately $9,672,000 (net of income taxes of $4,982,000) which is included in the caption "Cumulative effects of changes in accounting principles." If the accounting specified by EITF 93-6 had been in effect in 1992, the effect on results of continuing operations would not have been material.

     (i) Trading Stamp Revenue and Liability for Unredeemed Trading Stamps:
         -----------------------------------------------------------------
     The Company records trading stamp revenues and provides for the cost of redemptions at the time trading stamps are sold to licensees. A liability for unredeemed trading stamps is estimated based upon the cost of merchandise, cash and related redemption service expenses required to redeem the trading stamps which are expected to be presented for redemption in the future. The Company periodically reviews the appropriateness of the estimated redemption rates based upon recent experience, statistical evaluations and other relevant factors. The most recent statistical studies of trading stamp redemptions have indicated that the historical pattern of redemptions has changed and that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. The amount of the excess may be different than indicated by these studies. Accordingly, the Company has been amortizing the aggregate apparent excess over a five year period. As a result, cost of goods sold applicable to the trading stamp operations reflects a credit of approximately $11,700,000, $11,900,000 and $14,100,000 for the years ended December 31, 1994,
     1993 and 1992, respectively. Based on the latest studies, the unamortized apparent excess at December 31, 1994 was approximately $5,358,000. The Company provided the liability for unredeemed trading stamps based on the estimate that approximately 75% of stamps sold in each of the three years ended December 31, 1994 ultimately will be redeemed.

     (j) Pension, Postemployment and Postretirement Costs:  The Company has
         ------------------------------------------------
     non-contributory trusteed pension plans covering certain employees, which generally provide retirement benefits based on salary and length of service. The plans are funded in amounts sufficient to satisfy minimum ERISA funding requirements.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106") and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which require accruals for benefits that previously had been expensed as incurred. The Company does not expect SFAS 106 and SFAS 112 to have a material effect on results of operations.

     (k) Income Taxes:  The Company provides for income taxes using the
         ------------
     liability method. Effective as of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred income taxes are provided at the statutorily enacted rates for differences between the tax and accounting bases of substantially all assets and

         -------------------------------

     liabilities and for carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

     Prior to adoption of SFAS 109, the benefit from utilization of tax loss carryforwards and future deductions was only recognized when utilized and under certain other limited circumstances. Under SFAS 109, the future benefit of certain tax loss carryforwards and future deductions is recorded as an asset and the provisions for income taxes for periods ending after December 31, 1992 are not reduced for the benefit from utilization of tax loss carryforwards. Accordingly, provisions for income taxes for 1994 and 1993 are not comparable to the 1992 provision.

     (l) Derivative Financial Instruments:  The Company has entered into
         --------------------------------
     interest rate swap and interest rate option agreements to reduce the impact of changes in interest rates on its variable rate debt. The difference between the amounts paid and received is accrued as an adjustment to interest expense over the term of the agreements. The premiums paid for interest rate option agreements are included in other assets and are amortized to expense over the term of the agreements. The Company does not have material derivative financial instruments for trading purposes.

     (m) Translation of Foreign Currency:  Foreign currency denominated
         -------------------------------
     investments which are not subject to hedging agreements and currency rate swap agreements not meeting the accounting requirements for hedges, are converted into U.S. dollars at exchange rates in effect at the end of the period. Resulting net exchange gains or losses were not material.

     2.  Acquisitions:
         ------------

     The Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company, private investment firms whose principal activity is structuring leveraged buy-outs in which the partners are given the opportunity to become equity participants. John W. Jordan II, a director of the Company and a significant shareholder, is a Managing Partner of both firms. Since 1982, through such partnerships, the Company acquired interests in several companies (the "Jordan Associated Companies"), principally engaged in various aspects of manufacturing and distribution. The Company currently accounts for its interests in fifteen of the Jordan Associated Companies on the cost method of accounting and one company, which is not material, on the equity method of accounting. The investments acquired as a result of the partnership interests are considered Associated Companies.

     Prior to December 31, 1992, the Company owned approximately 63% of Phlcorp's common shares. On December 31, 1992, pursuant to a merger agreement, Phlcorp merged with a subsidiary of the Company and became a wholly owned subsidiary. Pursuant to the terms of the merger, the Company issued 4,408,000 of the Company's Common Shares, which were recorded at approximately $142,927,000.

         ------------

     The following table provides certain unaudited consolidated pro forma results of operations data for the year ended December 31, 1992 assuming the acquisition of the minority interest in Phlcorp had occurred on January 1, 1992. (Amounts are in thousands, except per share amounts.)


        Revenues                                            $1,573,015
        Income before income taxes                          $  163,417
        Income taxes                                        $   12,946
        Net income                                          $  150,471
        Per share:
          Primary                                                $5.22
          Fully diluted                                          $5.20


     Such pro forma data should not necessarily be considered indicative of future results of operations or the results of operations that would have resulted if the acquisition had actually occurred on January 1, 1992.

     In April 1994, the Company acquired a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") from the government of Argentina for a preliminary purchase price of approximately $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. The preliminary purchase price is subject to adjustment based upon the reduction in Caja's net assets from December 31, 1993 to the acquisition date.

     The difference between the Company's investment in Caja and its share of Caja's underlying net tangible assets is being amortized over 20 years. Since acquisition, the Company's equity in the earnings of Caja has not been material. The Company's investment in Caja is included in the caption "Investments in associated companies."

     In May 1994, the Company acquired a 615,000 square foot office building located near Grand Central Terminal in New York City for approximately $50,800,000. The building has approximately 355,000 square feet of contiguous space available for occupancy. After certain improvements to the building are completed, the Company intends to lease the available space. The investment is included in other assets.

     In July 1994, the Company acquired HSD Venture, a California general partnership which was in reorganization proceedings under chapter 11 of the Bankruptcy Code, for approximately $42,000,000. HSD Venture is the developer and owner of two luxury condominium towers in downtown San Diego, California. The property includes approximately 202 residential units, of which approximately 180 are available for sale, and approximately 42,000 square feet of retail space. The real estate investment is included in other assets.

     3.  Investments in Associated Companies:
         -----------------------------------

     The Company owns or held part interests in the following foreign power companies: Compania de Alumbrado Electrico de San Salvador, S.A. ("CAESS"), Compania Boliviana de Energia Electrica, S.A. - Bolivian

         -----------------------------------

     Power Company Limited ("Bolivian Power") and, through the Canadian International Power Company Limited Liquidating Trust, The Barbados Light and Power Company Limited.

     In March 1993, in settlement of claims related to El Salvador's 1986 seizure of CAESS's assets, the Company received cash of approximately $5,300,000 and approximately $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. The Company has recognized the gain on the cash basis. During 1994, the Company disposed of the remaining bonds and reported a pre-tax gain of approximately $8,458,000, which is included in the caption "Investment and other income." Gains recognized in 1993 were not significant.

     During 1993, the Company sold 750,000 shares of Bolivian Power common stock in an underwritten public offering and realized a pre-tax gain of approximately $12,981,000. During 1994, the Company sold its remaining interest in Bolivian Power to an unaffiliated party and realized a pre-tax gain of approximately $14,500,000. The gains are reflected in the caption, "Investment and other income."

     The Company believes that it ultimately will receive the stock of two of the WMAC Companies; however, the timing of such receipt is uncertain. The Company estimates that the fair value of the net tangible assets yet to be received is approximately $34,000,000 in excess of their recorded cost at December 31, 1994.

     4.  Insurance Operations:
         --------------------

     Premiums received on IOP products were approximately $108,080,000, $88,312,000 and $68,035,000 for the years ended December 31, 1994,
     1993 and 1992, respectively.

     The changes in deferred policy acquisition costs were as follows (in thousands):



                                                                        1994              1993              1992
                                                                        ----              ----              ----
Balance, January 1,                                                   $ 55,410         $  78,895          $ 82,982
                                                                      --------         ---------          --------
 Additions                                                             100,506            81,746            77,448
                                                                      --------         ---------          --------
 Included in insurance losses,
  policy benefits and amortization
  of deferred acquisition costs:
  Provided in connection with
   disposition and/or transfers
   of business                                                            -              (29,748)           (9,130)
  Provided in connection with
   sales of securities                                                    -                 -               (2,100)
  Other amortization                                                   (81,380)          (71,702)          (70,305)
                                                                      --------         ---------          --------
                                                                       (81,380)         (101,450)          (81,535)
                                                                      --------         ---------          --------
 Adoption of SFAS 109                                                     -               (3,781)             -
                                                                      --------         ---------          --------
Balance, December 31,                                                 $ 74,536         $  55,410          $ 78,895
                                                                      ========         =========          ========

     On June 23, 1993, the Company reinsured substantially all of its existing SPWL business with a subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). In connection with the transaction, the

         --------------------

     Company realized a net pre-tax gain of approximately $16,700,000 during 1993. Such net pre-tax gain consists of net security gains on investments sold in connection with the transaction (approximately $24,100,000), which are included in the caption "Net securities gains (losses)," reduced by a net loss of approximately $7,400,000 (principally the write-off of deferred policy acquisition costs of approximately $26,900,000 less the premium received on the transaction) which is included in the caption "Insurance losses, policy benefits and amortization of deferred acquisition costs." For financial reporting purposes, the Company reflects the policy liabilities assumed by John Hancock in policy reserves, with an offsetting receivable from John Hancock of the same amount in reinsurance receivable, net, until the Company is relieved of its legal obligation to the SPWL policyholders. At December 31, 1994, reinsurance receivables, net includes approximately $179,452,000 due from John Hancock. During 1994, the Company was legally relieved of approximately $157,818,000 of SPWL policy liabilities.

     During 1993 and 1992, the Company sold, at gains, substantial amounts of investments, including dispositions in connection with the transfer of blocks of business, and, in certain cases, reinvested proceeds at prevailing lower interest rates. Since certain of these rates were lower than had previously been expected on certain fixed rate annuity policies, the Company provided additional reserves of approximately $6,800,000 in 1993 and $2,700,000 in 1992. In addition, because of the lower anticipated investment earnings, the Company also recalculated deferred policy acquisition costs and provided additional amounts for amortization of deferred policy acquisition costs of $2,100,000 in 1992.

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1994 and 1993 is as follows (in thousands):


                                  1994                  1993
                                  ----                  ----
                          Premiums    Premiums    Premiums  Premiums
                          Written      Earned     Written    Earned
                          --------    --------    --------  --------
          Direct          $960,463   $923,131     $930,424  $893,797
          Assumed           31,804     32,261       34,102    33,628
          Ceded            (39,722)   (36,506)     (33,191)  (33,575)
                          --------   --------     --------  --------
            Net           $952,545   $918,886     $931,335  $893,850
                          ========   ========     ========  ========


     Recoveries recognized on reinsurance contracts were approximately $44,300,000 in 1994 and $22,800,000 in 1993.

     Reinsurance receivables are net of allowance for doubtful accounts of approximately $4,046,000 and $83,825,000 at December 31, 1994 and 1993, respectively. The decrease in the allowance from 1993 principally reflects the write-off of reinsurance receivables that had been fully reserved.

         --------------------

     Net income and statutory surplus as determined in accordance with statutory accounting principles as reported to the domiciliary state of the Company's insurance subsidiaries are as follows (in thousands):


                                                       Year Ended December 31,
                                                       ----------------------
                                                   1994        1993        1992
                                                   ----        ----        ----
     Net income (loss):
     Property and casualty insurance           $ 59,048    $ 96,279    $ 51,108
     Life insurance                            $ 14,142    $ (2,951)   $ 16,187

                                                           At December 31,
                                                           --------------
                                                   1994        1993        1992
                                                   ----        ----        ----
     Statutory surplus:
     Property and casualty insurance           $425,128    $475,408    $378,816
     Life insurance                            $335,903    $303,986    $234,058


     Certain insurance subsidiaries are owned by other insurance subsidiaries. In the data above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1994, 1993 and 1992, statutory surplus of approximately $252,800,000, $246,600,000 and $122,000,000, respectively, related to property and casualty operations is also included in the statutory surplus of the life insurance parent and statutory surplus of approximately $35,900,000, $42,200,000 and $38,000,000, respectively, related to life operations is also included in the statutory surplus of the property and casualty insurance parent. The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval. At December 31, 1994, approximately $21,134,000 could be distributed to the Company without regulatory approval.

     The Colonial Penn property and casualty insurance subsidiaries are subject to a rate "roll-back" refund on California insurance premiums for certain pre-acquisition years. In November 1994, Colonial Penn received an order requiring it to refund $35,300,000, plus $21,700,000 of interest. Colonial Penn disagrees with the calculation of this assessment. The Company is in discussions with the California Department of Insurance and has filed a request for a formal hearing should informal discussions fail to come to a satisfactory conclusion. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations and will not exceed reserves established in prior years.

     The Company's insurance subsidiaries are contingently liable for possible assessments under state regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies.
     Liabilities, which are established based upon regulatory guidance, have not been material.

     For information with respect to the activity in property and casualty loss reserves, see "Reconciliation of Liability for Losses and Loss Adjustment Expenses" in Item 1 included elsewhere herein, which is incorporated by reference into these consolidated financial statements.

     5.  Investments:
         -----------

     The amortized cost, gross unrealized gains and losses and estimated fair values of investments classified as held to maturity and as available for sale at December 31, 1994 and 1993 are as follows (in thousands):



                                                                                 Gross               Gross            Estimated
                                                              Amortized        Unrealized          Unrealized            Fair
                                                                 Cost            Gains               Losses             Value
                                                              ---------        ----------          ----------         ---------
Held to maturity:
1994
----
Bonds and notes:
 United States Government
  agencies and authorities                                      $40,300             $117               $1,861           $38,556
 States, municipalities
  and political subdivisions                                        818               10                 -                  828
 All other corporates                                               385              -                     40               345
Other fixed maturities                                           13,083                8                 -               13,091
                                                                -------             ----               ------           -------
                                                                $54,586             $135               $1,901           $52,820
                                                                =======             ====               ======           =======
1993
----
Bonds and notes:
 United States Government
  agencies and authorities                                      $55,556           $2,470                  $61           $57,965
 States, municipalities
  and political subdivisions                                      2,175               45                   -              2,220
 All other corporates                                               477             -                       7               470
Other fixed maturities                                           16,588             -                      -             16,588
                                                                -------           ------                  ---           -------
                                                                $74,796           $2,515                  $68           $77,243
                                                                =======           ======                  ===           =======
Available for sale:
1994
----
Bonds and notes:
 United States Government
  agencies and authorities                                   $1,866,752          $ 2,241              $71,625        $1,797,368
 States, municipalities
  and political subdivisions                                     91,892               63                  771            91,184
 Foreign governments                                              3,576            1,838                  220             5,194
 Public utilities                                                77,518              123                2,756            74,885
 All other corporates                                           339,478           11,424               10,451           340,451
                                                             ----------          -------              -------        ----------
   Total fixed maturities                                     2,379,216           15,689               85,823         2,309,082
                                                             ----------          -------              -------        ----------
Equity securities:
 Preferred stocks                                                    39             -                    -                   39
 Common Stocks:
  Banks, trusts and
   insurance companies                                           10,001              312                    1            10,312
  Industrial, miscellaneous
   and all other                                                  6,507            6,773                1,950            11,330
                                                             ----------          -------              -------        ----------
   Total equity securities                                       16,547            7,085                1,951            21,681
                                                             ----------          -------              -------        ----------
Other                                                               525             -                    -                  525
                                                             ----------          -------              -------        ----------
                                                             $2,396,288          $22,774              $87,774        $2,331,288
                                                             ==========          =======              =======        ==========

    -----------


                                                                                 Gross               Gross            Estimated
                                                              Amortized        Unrealized          Unrealized            Fair
                                                                 Cost            Gains               Losses             Value
                                                              ---------        ----------          ----------         ---------
Available for sale:
1993
----
Bonds and notes:
 United States Government
  agencies and authorities                                   $1,924,697          $43,756             $2,806           $1,965,647
 States, municipalities
  and political subdivisions                                     68,469              896                 70               69,295
 Foreign governments                                              9,726            3,914                 15               13,625
 Public utilities                                               117,927            4,769                694              122,002
 All other corporates                                           307,420           21,057                751              327,726
Preferred stock (non-equity)                                        392                2                 26                  368
                                                             ----------          -------             ------           ----------
   Total fixed maturities                                     2,428,631           74,394              4,362            2,498,663
                                                             ----------          -------             ------           ----------
Equity securities:
 Preferred stocks                                                 1,346               89                 23                1,412
 Common Stocks:
  Banks, trusts and
   insurance companies                                           15,570              335                413               15,492
  Industrial, miscellaneous
   and all other                                                  1,633            7,350                 57                8,926
                                                             ----------          -------             ------           ----------
   Total equity securities                                       18,549            7,774                493               25,830
                                                             ----------          -------             ------           ----------
                                                             $2,447,180          $82,168             $4,855           $2,524,493
                                                             ==========          =======             ======           ==========


     The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1994, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                           Held to Maturity                           Available For Sale
                                                           ----------------                           ------------------
                                                                      Estimated                                    Estimated
                                                    Amortized           Fair                     Amortized          Fair
                                                      Cost             Value                       Cost             Value
                                                    ---------         ---------                  ---------         ---------
                                                                                     (In thousands)

Due in one year or less                               $13,110             $13,116               $  269,286         $  270,622
Due after one year
 through five years                                    29,339              28,424                1,323,468          1,283,212
Due after five years
 through ten years                                      5,398               4,874                  116,099            114,303
Due after ten years                                     2,118               2,132                  124,544            122,829
                                                      -------             -------               ----------         ----------
                                                       49,965              48,546                1,833,397          1,790,966
Mortgage-backed securities                              4,621               4,274                  545,819            518,116
                                                      -------             -------               ----------         ----------
                                                      $54,586             $52,820               $2,379,216         $2,309,082
                                                      =======             =======               ==========         ==========

         -----------

     At December 31, 1994 and 1993 securities with book values aggregating approximately $39,908,000 and $55,145,000, respectively, were on deposit with various regulatory authorities.

     At December 31, 1994, the Company had common stock equity interests of 5% or more in the following domestic publicly owned non-consolidated companies, some of which are Associated Companies: Carmike Cinemas, Inc. (approximately 8% of Class A shares), Jones Plumbing Systems, Inc. (approximately 21%) and Olympus Capital Corporation (approximately 17%).

     Certain information with respect to trading securities at December 31, 1994 and 1993 is as follows (in thousands):



                                                                             Amortized          Estimated            Carrying
                                                                                Cost            Fair Value             Value
                                                                             ---------          ----------           --------
1994
----
Fixed maturities-
 Corporate bonds and notes                                                     $37,478             $37,961            $37,961

Equity securities-
 Preferred stocks                                                               13,750              13,532             13,532

Options                                                                          2,084                 738                738
                                                                               -------             -------            -------
  Total trading securities                                                     $53,312             $52,231            $52,231
                                                                               =======             =======            =======
1993
----
Fixed maturities-
 Corporate bonds and notes                                                     $25,029             $26,172            $26,172

Equity securities-
 Preferred stocks                                                               13,337              13,901             13,901

Options                                                                          2,212               1,911              1,911
                                                                               -------             -------            -------
  Total trading securities                                                     $40,578             $41,984            $41,984
                                                                               =======             =======            =======


     6.  Receivables, Net:
         ----------------



A summary of trade, notes and other receivables, net at December 31, 1994 and 1993 is as follows (in thousands):



                                                                                               1994                1993
                                                                                               ----                ----
Instalment loan receivables net of unearned
 finance charges of $5,118 and $5,858 (a)                                                    $253,089            $187,694
Loans to small business concerns, including
 accrued interest                                                                              11,107              18,050
Agents' balances and premiums receivable                                                      171,975             154,201
Amount due on sale of securities                                                                6,133               2,513
Trade receivables                                                                              28,092              26,258
Service fee receivable                                                                          3,653               1,793
Other                                                                                           8,013              13,411
                                                                                             --------            --------
                                                                                              482,062             403,920
Allowance for doubtful accounts (including
 $12,308 and $8,341 applicable to loan
 receivables of banking and lending subsidiaries)                                             (18,081)            (13,526)
                                                                                             --------            --------
                                                                                             $463,981            $390,394
                                                                                             ========            ========

(a) Contractual maturities of instalment loan receivables at December 31, 1994 were as follows (in thousands): 1995 - $96,912; 1996 -
$64,230; 1997 - $42,997; 1998 - $26,891 and 1999 and thereafter -
$22,059. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

7.  Prepaids and Other Assets:
    -------------------------

At December 31, 1994 and 1993, a summary of prepaids and other assets is as follows (in thousands):



                                                                                               1994                1993
                                                                                               ----                ----
Real estate assets, net                                                                      $123,423            $ 30,443
Inventories, net                                                                               30,974              34,817
Excess of acquisition cost over
 net tangible assets acquired                                                                   2,369               3,508
Amounts related to the WMAC Companies                                                          24,611              24,051
Balances in risk sharing pools and associations                                                16,926              27,231
Prepaid reinsurance premium                                                                     5,127               2,639
Unamortized debt expense                                                                        7,143               8,024
Other                                                                                          34,903              30,728
                                                                                             --------            --------
                                                                                             $245,476            $161,441
                                                                                             ========            ========


     8.  Trade Payables, Expense Accruals and Other Liabilities:
         ------------------------------------------------------

     A summary of trade payables, expense accruals and other liabilities at December 31, 1994 and 1993 is as follows (in thousands):



                                                                                                   1994                1993
                                                                                                   ----                ----
Trade Payables and Expense Accruals:
 Payables related to securities                                                                 $ 42,614             $ 32,393
 Amount due on reinsurance                                                                         8,787               11,671
 Trade and drafts payable                                                                         33,629               35,134
 Accrued compensation, severance and other
  employee benefits                                                                               29,189               17,566
 Accrued interest payable                                                                          9,253                8,950
 Taxes, other than income                                                                         22,831               23,152
 Provision for servicing carrier claims                                                           17,935               13,159
 Other                                                                                            25,042               22,508
                                                                                                --------             --------
                                                                                                $189,280             $164,533
                                                                                                ========             ========
Other Liabilities:
 Unearned service fees                                                                          $ 28,584             $ 12,905
 Lease obligations                                                                                 9,909               12,783
 Postretirement and postemployment benefits                                                       25,949               26,947
 Premiums received in advance                                                                      5,300                6,032
 Holdbacks on loans                                                                                7,363                7,083
 Unclaimed funds and dividends                                                                     3,728                4,474
 Liability for stock not tendered                                                                  3,794               19,977
 Other                                                                                            21,419               20,195
                                                                                                --------             --------
                                                                                                $106,046             $110,396
                                                                                                ========             ========

     9.  Long-term and Other Indebtedness:
         --------------------------------

     The principal amount, stated interest rate and maturity of long-term debt outstanding at December 31, 1994 and 1993 are as follows (dollars in thousands):

                                                                                                  1994                 1993
                                                                                                  ----                 ----
Senior Notes:
 Credit agreements                                                                              $   -                $   -
 Term loans with banks                                                                            50,000               21,250
 7 3/4% Senior Notes due 2013, less debt
  discount of $931 and $981                                                                       99,069               99,019
 Industrial Revenue Bonds (principally with
  variable interest)                                                                               6,811                8,058
 Other                                                                                            12,710               15,844
                                                                                                --------             --------
                                                                                                 168,590              144,171
                                                                                                --------             --------
Subordinated Notes:
 10 3/8% Senior Subordinated Notes due 2002,
  less debt discount of $699 and $793                                                            124,301              124,207
 6% Swiss Franc Bonds due March 10, 1996
  ("Swiss Franc Bonds")                                                                           32,957               32,957
 5 1/4% Convertible Subordinated Debentures
  due 2003                                                                                       100,000              100,000
                                                                                                --------             --------
                                                                                                 257,258              257,164
                                                                                                --------             --------
                                                                                                $425,848             $401,335
                                                                                                ========             ========

         --------------------------------

     Credit agreements provide for aggregate contractual credit facilities of $150,000,000 and bear interest based on the prime rate or LIBOR, plus commitment and other fees. Such credit facilities were renewed in 1994 and expire in June 1997.

     In June 1994, the Company entered into a $50,000,000 five-year term loan agreement with certain of its bank lenders. The loan bears interest based on the prime rate or LIBOR.

     Approximately $15,665,000 of the manufacturing division's net property, equipment and leasehold improvements are pledged as collateral for the Industrial Revenue Bonds; and approximately $6,493,000 of other assets (primarily property) is pledged for other indebtedness aggregating approximately $4,264,000.

     Interest rate swap and interest rate option agreements are used to reduce the potential impact of increases in interest rates on term loans with banks, customer banking deposits and credit agreement borrowings. Under the interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. Swaps that expire in 1996 require fixed rate payments of 7.23% on a $50,000,000 notional amount. Swaps that expire in 1999 require fixed rate payments of 7.33% on a $25,000,000 notional amount. The weighted average LIBOR rate at December 31, 1994 is 5.9%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements.

     In 1994, the Company purchased an option for $2,564,000 to enter into an interest rate swap, which is exercisable in August 1996. If exercised, the Company would be required to make fixed rate payments of 7.64% in exchange for receiving a LIBOR based variable payment on a $50,000,000 notional amount for the subsequent eight year term.

     Counterparties to interest rate swap agreements are major financial institutions, which management believes are able to fulfill their obligations. However, any losses due to default by the counterparties would be immaterial.

     During 1989, the Company entered into long-term hedging transactions whereby substantially all currency rate risk related to the Swiss Franc Bonds was eliminated and the cost of which increased the cost of the issue to approximately 10.4%.

     The 5 1/4% Convertible Subordinated Debentures due 2003 are convertible into Common Shares at $57.50 per Common Share, an aggregate of 1,739,130 Common Shares, subject to anti-dilution provisions.

     The most restrictive of the Company's debt instruments require maintenance of minimum Tangible Net Worth and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on dividends, investments, liens, contingent obligations and certain other matters. As of January 1, 1995, cash dividends of approximately $187,800,000 could be paid under the most restrictive covenants.

         --------------------------------

     The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 1999 are as follows (in thousands):
     1995 - $3,966; 1996 - $35,797; 1997 - $1,580; 1998 - $1,498; and, 1999
     - $51,197.

     The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 5.4% and 4.7% at December 31, 1994 and 1993, respectively.

     10.  Common Shares, Stock Options, Warrants and Preferred Shares:
          -----------------------------------------------------------

     The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. Pursuant to such authorization, during the three year period ended December 31, 1994, the Company acquired 405,195 Common Shares (11,986 shares in 1994, 282,409 shares in 1993 and 110,800 shares in 1992) at an average price of $34.82 per Common Share. The Common Shares acquired in 1993, include 224,175 Common Shares acquired from John W. Jordan II.

     A summary of activity with respect to the Company's stock options for the three years ended December 31, 1994 is as follows:

                                                                                                                        Available
                                                              Common                                                       For
                                                              Shares                                      Total           Future
                                                              Subject               Option               Option           Option
                                                             To Option              Prices                Price           Grants
                                                             ---------              ------               ------         ---------
Balance at January 1, 1992                                   1,534,498           $ 4.97-$12.25         $15,049,303        292,984
                                                                                                                          =======
  Granted                                                       46,000           $22.50-$33.50           1,315,000
  Exercised                                                   (641,130)          $ 4.97-$12.25          (5,520,662)
  Cancelled                                                    (79,700)          $ 7.88-$12.25            (916,869)
                                                             ---------                                 -----------

Balance at December 31, 1992                                   859,668           $ 7.88-$33.50           9,926,772        970,000
                                                                                                                          =======
  Granted                                                      176,500           $40.88-$43.00           7,231,938
  Exercised                                                   (234,896)          $ 7.69-$28.50          (2,333,357)
  Cancelled                                                    (24,800)          $ 7.69-$22.50            (363,350)
                                                             ---------                                 -----------

Balance at December 31, 1993                                   776,472           $ 7.69-$43.00          14,462,003        793,500
                                                                                                                          =======
  Granted                                                       13,000           $35.75-$37.00             475,375
  Exercised                                                   (165,000)          $ 7.69-$40.88          (1,837,627)
  Cancelled                                                    (16,500)          $ 9.38-$40.88            (368,388)
                                                             ---------                                 -----------

Balance at December 31, 1994                                   607,972           $ 7.69-$43.00         $12,731,363        787,400
                                                             =========                                 ===========        =======


     The options were granted under plans that provide for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date the options or rights are granted. Options granted under these plans generally become exercisable in five equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted.

     At December 31, 1994 and 1993, options to purchase 276,934 and 221,996 Common Shares, respectively, were exercisable.

     In January 1992, the Company redeemed certain Warrants held by the Company's Chairman and President for an aggregate cash payment of approximately $14,700,000, which amount was charged to additional paid-in capital. In January 1992, pursuant to subsequent approval of the shareholders, warrants to purchase 800,000 Common Shares at $20.188 per Common Share (the then market value of the Company's shares) through

     10.  Common Shares, Stock Options, Warrants and Preferred Shares,
          -----------------------------------------------------------
          continued:

     January 10, 1997 were granted to each of the Company's Chairman and President. The warrants granted in 1992 became exercisable on April 1, 1993.

     At December 31, 1994 and 1993, the Company's Common Shares were reserved as follows:


                                                                            1994                     1993
                                                                            ----                     ----
Stock Options                                                            1,395,372                 1,569,972
Warrants                                                                 1,600,000                 1,600,000
Convertible Debentures                                                   1,739,130                 1,739,130
                                                                         ---------                 ---------
                                                                         4,734,502                 4,909,102
                                                                         =========                 =========

     At December 31, 1994 and 1993, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

     11.  Net Securities Gains (Losses):
          -----------------------------

     The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 1994 (in thousands):



                                                                                         1994             1993            1992
                                                                                         ----             ----            ----
Net realized gains (losses) on fixed maturities:
   Resulting in additional provision
    for policyholder benefits                                                          $   -             $ 6,800        $  2,700
   Resulting in increase in amortization
    of deferred policy acquisition costs                                                   -              24,100          11,230
   Other                                                                                (11,246)          19,352          51,797
                                                                                       --------          -------        --------
                                                                                        (11,246)          50,252          65,727
Provision for write-down of fixed
 maturity investments                                                                    (3,126)          (2,000)        (19,677)
Provision for write-down of equity
 investments                                                                               -                -               (364)
Net unrealized loss on trading
 securities                                                                              (1,500)            (685)           -
Net realized gains on equity and other
 securities                                                                               3,868            4,356           6,092
                                                                                       --------          -------        --------
                                                                                       $(12,004)         $51,923        $ 51,778
                                                                                       ========          =======        ========

     Proceeds from sales of investments classified as available for sale were approximately $854,824,000 during 1994. Gross gains and gross losses of approximately $8,461,000 and $18,446,000, respectively, were realized on these sales during 1994.

     Proceeds from sales of fixed maturity investments were approximately $1,171,574,000 and $2,421,057,000 during 1993 and 1992, respectively.
     Gross gains of approximately $51,839,000 and $70,551,000 and gross losses of approximately $1,587,000 and $4,824,000 were realized on those sales during 1993 and 1992, respectively.

     12.  Other Results of Operations Information:
          ---------------------------------------

     Investment and other income for each of the three years in the period ended December 31, 1994 consist of the following (in thousands):



                                                                                      1994             1993              1992
                                                                                      ----             ----              ----
    Interest on short-term investments                                             $ 13,555         $ 14,867         $ 17,750
    Interest on fixed maturities                                                    141,279          158,203          213,224
    Service fee income                                                               31,608           15,309           12,321
    Gain on disposition of the El Salvador
     government bonds receivable                                                      8,458              130             -
    Gain on sale of Bolivian Power                                                   14,490           12,981             -
    Gain on sale of consumer loan development
     offices                                                                           -                -              12,128
    Other                                                                            22,739           29,743           31,929
                                                                                   --------         --------         --------
                                                                                   $232,129         $231,233         $287,352
                                                                                   ========         ========         ========

     Taxes, other than income or payroll, included in operations amounted to approximately $37,310,000 (including $21,330,000 of premium taxes) for the year ended December 31, 1994, $36,839,000 (including $21,295,000 of premium taxes) for the year ended December 31, 1993 and $35,051,000 (including $21,153,000 of premium taxes) for the year ended December 31, 1992.

     Advertising costs amounted to approximately $12,541,000, $10,394,000 and $9,578,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     13.  Income Taxes:
          ------------

     The principal components of the deferred tax asset at December 31, 1994 and 1993 are as follows (in thousands):


                                                                                                1994                 1993
                                                                                                ----                 ----

    Insurance reserves and unearned premiums                                                 $ 91,177              $ 83,051
    Securities valuation reserves                                                              13,915                 7,187
    Other accrued liabilities                                                                  11,090                26,260
    Liability for unredeemed trading stamps                                                     8,960                 9,690
    State taxes                                                                                 6,071                 6,421
    Employee benefits and compensation                                                          7,013                11,496
    Unrealized losses (gains) on investments                                                   22,736               (27,091)
    Depreciation                                                                               (4,901)               (9,480)
    Policy acquisition costs                                                                   (2,569)                3,097
    Tax loss carryforwards, net of tax
     sharing payments                                                                          45,332                60,310
    Other, net                                                                                (10,133)               (7,540)
                                                                                             --------              --------
                                                                                              188,691               163,401
         Valuation allowance                                                                  (44,060)              (49,400)
                                                                                             --------              --------
                                                                                             $144,631              $114,001
                                                                                             ========              ========

     The valuation allowance principally relates to certain acquired tax loss carryforwards, the usage of which is subject to certain limitations and certain other matters which may restrict their availability, and unrealized capital losses. In addition, the amounts reflected above are

          ------------

     based on the minimum tax loss carryforwards of Phlcorp and certain proposed regulations affecting the use of Phlcorp's tax loss carryforwards. As described more fully herein, substantial additional amounts may be available under certain circumstances and as uncertainties are resolved.

     The Company believes it is more likely than not that the recorded deferred tax asset will be realized principally from taxable income generated by profitable operations.

     The provision for income taxes for each of the three years in the period ended December 31, 1994 was as follows (in thousands):



                                                                                  1994          1993            1992
                                                                                  ----          ----            ----
State income taxes (principally
 currently payable)                                                             $ 6,000       $ 8,562         $  5,847
Federal income taxes:
   Currently payable                                                              2,906        16,793           19,703
   Deferred                                                                      20,397        35,254          (12,892)
Foreign income taxes (principally
 currently payable)                                                                 179          -                 288
                                                                                -------       -------         --------

                                                                                $29,482       $60,609         $ 12,946
                                                                                =======       =======         ========


The table below reconciles expected statutory federal income tax to actual income tax expense (in thousands):



                                                                                  1994          1993            1992
                                                                                  ----          ----            ----
Expected federal income tax                                                     $35,111       $61,904         $ 48,808
State income taxes, net of federal
 income tax benefit                                                               3,900         5,565            3,900
Amortization of excess of acquisition
 cost over net tangible assets acquired                                           1,028         1,154              622
Tax exempt interest                                                              (1,144)         (155)            (101)
Benefit from use of loss carryforwards                                             -             -             (46,796)
Minority interest                                                                   414           842            7,988
Alternative minimum tax                                                            -             -               2,723
Amounts applicable to prior years taxes
 (principally United Kingdom in 1993)                                              -             (552)          (4,183)
Effects of changes in federal tax rates                                            -           (4,215)            -
Reduction in valuation allowance                                                 (5,340)       (4,100)            -
Recognition of additional tax benefits                                           (4,450)         -                -
Other                                                                               (37)          166              (15)
                                                                                -------       -------         --------
   Actual income tax expense                                                    $29,482       $60,609         $ 12,946
                                                                                =======       =======         ========


     The provisions for income taxes for 1994 and 1993 were calculated under SFAS 109. Accordingly, the provisions for 1994 and 1993 are not comparable to the 1992 provision.

          ------------

     The valuation allowance applicable to the deferred income tax asset recorded upon adoption of SFAS 109 gave effect to the possible unavailability of certain income tax deductions. During 1994 and 1993 certain matters were resolved and the Company reduced the valuation allowance as reflected in the above reconciliation.

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
                                                                                                                   ========

     Phlcorp, in connection with its 1986 reorganization, entered into a tax settlement agreement (the "Tax Settlement Agreement") with the United States whereby, among other things, Phlcorp agreed that upon utilization of certain pre-reorganization tax loss carryforwards, it would pay 25% of any resultant tax savings to the government, subject to certain limitations. The Tax Settlement Agreement provides that post-reorganization tax attributes and net operating losses will be utilized prior to pre-reorganization operating losses in calculating tax sharing payments. Due to unresolved issues concerning certain post-reorganization deductions, Phlcorp is unable to state with certainty the amount of its available carryforwards. However, Phlcorp believes that it has minimum tax operating loss carryforwards of between $95,000,000 and $260,000,000 at December 31, 1994. The
     expiration dates for Phlcorp's carryforwards will depend on the outcome of the matters referred to above, although it is unlikely such carryforwards will begin to expire before 1998.

          ------------

     At December 31, 1994 the Company had tax loss carryforwards as follows (in thousands):



                   Year of                              Loss
                 Expiration                         Carryforwards
                 ----------                         -------------
                    1996                              $  3,515
                    1997                                   463
                    1998                                 1,311
                    1999                                   433
                    2000                                    21
                    2002                                   430
                    2003                                17,318
                    2005                                13,437
                                                      --------
                                                        36,928
   Phlcorp minimum amount, as
   described above                                      95,000
                                                      --------
   Total minimum tax loss carryforwards               $131,928
                                                      ========

     Limitations exist under the tax law which may restrict the utilization of the Phlcorp carryforwards and the utilization of an aggregate of approximately $6,471,000 of non-Phlcorp tax loss carryforwards. Further, certain of the future deductions may only be utilized in the tax returns of certain life insurance subsidiaries. These limitations are considered in the determination of the valuation allowance.

     Under certain circumstances, the value of the carryforwards available could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation was amended to include certain charter restrictions which prohibit transfers of the Company's Common Stock under certain circumstances.

     Under prior law, Charter National had accumulated approximately $15,447,000 of special federal income tax deductions allowed life insurance companies as of December 31, 1994 and the Colonial Penn life insurance subsidiaries had accumulated approximately $161,000,000 of such special deductions. Under certain conditions, such amounts could become taxable in future periods. Except with respect to amounts applicable to Colonial Penn's life insurance subsidiaries, for which the previous owner has assumed such liability contractually, the Company does not anticipate any transaction occurring which would cause these amounts to become taxable. In connection with the IRS's examination of certain pre-acquisition tax returns of the Colonial Penn life insurance companies, the IRS has asserted that approximately $93,025,000 of special federal income tax deductions allowed life insurance companies should have been reflected in taxable income in 1986, resulting in a tax (exclusive of interest and penalties) of approximately $42,792,000. As noted above, the previous owner is contractually liable for any such taxes (including interest and penalties). The previous owner has contested the IRS assessment.

     14.  Cumulative Effects of Changes in Accounting Principles:
          ------------------------------------------------------

     A summary of the amounts included in cumulative effects of changes in accounting principles and related per share amounts for the year ended December 31, 1993 is as follows (in thousands, except per share amounts):


                                                                                                  Per Share
                                                                                                  ---------
                                                                                                           Fully
                                                                                 Amount      Primary       Diluted
                                                                                 --------    -------       -------
SFAS 109                                                                         $127,152      $4.34         $4.14
SFAS 106, less income taxes of $2,298                                              (4,461)      (.15)         (.15)
SFAS 112, less income taxes of $1,632                                              (3,168)      (.11)         (.10)
EITF 93-6, less income taxes of $4,982                                              9,672        .33           .31
                                                                                 --------      -----         -----
                                                                                 $129,195      $4.41         $4.20
                                                                                 ========      =====         =====

     15.  Pension Plans and Other Postemployment and Postretirement Benefits:
          ------------------------------------------------------------------

Pension expense charged to operations included the following components (in thousands):


                                                                               1994             1993             1992
                                                                               ----             ----             ----
   Service cost                                                              $ 5,529          $ 4,297          $ 4,657
   Interest cost                                                               6,596            6,100            5,995
   Actual return on plan assets                                                2,610           (8,662)          (4,536)
   Net amortization and deferral                                              (8,507)           2,399           (1,870)
                                                                             -------           ------          -------

     Net pension expense                                                     $ 6,228          $ 4,134          $ 4,246
                                                                             =======          =======          =======


The funded status of the pension plans at December 31, 1994 and 1993 was as follows (in thousands):

                                                                                                 1994             1993
                                                                                                 ----             ----
   Actuarial present value of
    accumulated benefit obligation:
     Vested                                                                                    $69,493          $73,153
     Non-vested                                                                                  1,640            2,005
                                                                                               -------          -------
                                                                                               $71,133          $75,158
                                                                                               =======          =======

   Projected benefit obligation                                                                $88,452          $95,849
   Plan assets at fair value                                                                    85,574           92,577
                                                                                               -------          -------
     Funded status                                                                              (2,878)          (3,272)
   Unrecognized prior service cost                                                               3,354              289
   Unrecognized net loss at January 1, 1987                                                        675              709
   Unrecognized net (gain) loss from experience
    differences and assumption changes                                                          (2,343)           4,986
                                                                                               -------          -------
     Accrued pension asset (liability)                                                         $(1,192)         $ 2,712
                                                                                               =======          =======

        15.  Pension Plans and Other Postemployment and Postretirement
             ---------------------------------------------------------
             Benefits, continued:
             --------

     The plans' assets consist primarily of U.S. government and agencies' bonds. The projected benefit obligation at December 31, 1994 and 1993 was determined using an assumed discount rate of 8.0% and 7.0%, respectively, and an assumed compensation increase rate of 5.6% and 5.9%, respectively. The assumed long-term rate of return on plan assets was 7.4% and 7.3% at December 31, 1994 and 1993, respectively.

     The Company also has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $3,292,000, $2,066,000 and $2,106,000 for the years ended
     December 31, 1994, 1993 and 1992, respectively.

     Several subsidiaries provide certain health care and other benefits to certain retired employees. The costs of such benefits prior to January 1, 1993 were generally expensed as incurred, although liabilities for benefits were recorded in connection with certain acquisitions. SFAS 106 and SFAS 112 require companies to accrue the cost of providing certain postretirement and postemployment benefits during the employee's period of service. Amounts charged to expense related to such benefits were $1,762,000 in 1994 (principally interest), $2,594,000 in 1993 (principally interest) and $1,527,000 in 1992.



The accumulated postretirement benefit obligation at December 31, 1994 and 1993 is as follows (in thousands):

                                                                           1994             1993
                                                                           ----             ----
   Retirees                                                              $15,928          $18,154
   Fully eligible active plan participants                                 3,377            3,481
   Other active plan participants                                          1,830            2,067
                                                                         -------          -------
                                                                          21,135           23,702

   Unrecognized prior service cost                                           503             -
   Unrecognized net gain (loss) from experience
    differences and assumption changes                                       820           (1,607)
                                                                         -------          -------
      Accrued postretirement benefit liability                           $22,458          $22,095
                                                                         =======          =======

     The discount rate used in determining the accumulated postretirement benefit obligation was 8% and 7% at December 31, 1994 and 1993, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between approximately 8.4% and 15% for 1994 and approximately 8% and 15% for 1993, declining to an ultimate rate of between 5.5% and 8% by 2005.

     If the health care cost trend rates were increased by 1%, the accumulated postretirement obligation as of December 31, 1994 and 1993 would have increased by approximately $1,335,000 and $1,404,000, respectively. The effect of this change on the aggregate of service and interest cost for 1994 and 1993 would be immaterial.

     16.  Commitments:
          -----------

     The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to fifteen years. Rental expense (net of sublease rental income) charged to operations was approximately $16,566,000 in 1994, $17,555,000 in 1993 and $20,791,000 in 1992. Aggregate minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) and related minimum sublease rentals relating to facilities under lease in effect at December 31, 1994 were as follows (in thousands):



                               Future Minimum                         Minimum Sublease                           Net
                               Rental Payments                          Rental Income                      Minimum Rentals
                               ---------------                        ----------------                     ---------------
1995                               $17,932                                 $4,362                              $13,570
1996                                10,649                                  1,172                                9,477
1997                                 6,024                                   -                                   6,024
1998                                 4,531                                   -                                   4,531
1999                                 2,793                                   -                                   2,793
Thereafter                           1,517                                   -                                   1,517


     In connection with the sale of certain subsidiaries, the Company has made or guaranteed the accuracy of certain representations given to the acquiror. No material loss is expected in connection with such matters.

     Certain subsidiaries that were formerly under the control of the Wisconsin Insurance Commissioner have guaranteed the adequacy of certain other matters. The maximum amount of such contingencies is approximately $5,000,000 at December 31, 1994. The Company does not expect a material loss in connection with these guarantees.

     The insurance and the banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $675,300,000 at December 31, 1994.

     17.  Litigation:
          ----------

     The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

     18.  Earnings Per Common Share:
          -------------------------

     Earnings per common and dilutive common equivalent share was calculated by dividing net income by the sum of the weighted average number of Common Shares outstanding and the incremental weighted average number of Common Shares issuable upon exercise of options and warrants for the periods they were outstanding. The number of common and dilutive common equivalent shares used for this calculation was 29,101,000 in 1994, 29,270,000 in 1993 and 24,435,000 in 1992.

          -------------------------

     Fully diluted earnings per share was calculated as described above except that in 1994 and 1992 the incremental number of shares utilized the year end market price for the Company's Common Shares, since the year end market price was above the average for the year. In addition, in 1994 and 1993, the calculations assume the 5 1/4% Convertible Subordinated Debentures had been converted into Common Shares for the period they were outstanding and earnings increased for the interest on such debentures, net of the income tax effect. The number of shares used for this calculation was 30,857,000 in 1994, 30,743,000 in 1993 and 24,516,000 in 1992.

     19.  Fair Value of Financial Instruments:
          -----------------------------------

     The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

     (a) Investments: The fair values of marketable equity securities and fixed maturity securities are substantially based on quoted market prices, as disclosed in Note 5. It is not practicable to determine the fair value of policyholder loans since such loans generally have no stated maturity, are not separately transferable and are often repaid by reductions to benefits and surrenders.

     (b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

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

          -----------------------------------

     (g) The WMAC Companies: The fair value of the WMAC Companies is estimated based upon the Company's assessment of the fair value of their underlying net tangible assets to be received.

     (h) Derivatives: The fair values of derivatives generally reflect the amounts that the Company would receive or pay to terminate the interest rate and currency swap contracts.

     (i) Customer banking deposits: The fair value of customer banking deposits is estimated using rates currently offered for deposits of similar remaining maturities.

     (j) Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates which would be available to the Company for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

     (k) Investment contract reserves: SPDA reserves are carried at account value, which is a reasonable estimate of fair value. The fair value of other investment contracts is estimated by discounting the future payments at rates which would currently be offered for contracts with similar terms.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows (in thousands):



                                                                             1994                                1993
                                                                             ----                                ----
                                                                Carrying            Fair            Carrying             Fair
                                                                  Amount            Value            Amount              Value
                                                                --------            -----           --------             -----
Financial Assets:
 Investments:
  Practicable to estimate
   fair value                                                 $2,494,452         $2,492,686        $2,679,832        $2,682,287
  Policyholder loans                                              17,943               -               18,138              -
 Cash and cash equivalents                                       252,495            252,495           291,414           291,414
 Loans receivable of banking and
  lending subsidiaries, net of
  allowance                                                      251,888            262,536           197,403           205,231
 El Salvador Government bonds
  receivable, net of deferred gain                                  -                  -                    1             8,458
 Separate and variable accounts                                  420,398            420,398           335,357           335,357
 Investments in Associated
  Companies                                                      138,565            146,469            80,873           101,921
 WMAC Companies                                                   24,611             58,573            24,051            56,870
 Other assets (derivatives)                                        2,350              2,235              -                 -

Financial Liabilities:
 Other liabilities (derivatives)                                    -                 6,102              -                5,336
 Customer banking deposits                                       179,888            179,275           173,365           174,994
 Long-term and other indebtedness                                425,848            417,016           401,335           416,986
 Investment contract reserves                                     84,606             86,170           105,398           109,597
 Separate and variable accounts                                  419,355            419,355           334,636           334,636


     20.  Segment Information:
          -------------------

     For information with respect to the Company's business segments, see "Financial Information about Industry Segments" in Item 1 included elsewhere herein, which is incorporated by reference into these consolidated financial statements.

     21.  Selected Quarterly Financial Data (Unaudited):
          ---------------------------------------------



                                                                       First           Second            Third         Fourth
                                                                       Quarter         Quarter          Quarter        Quarter
                                                                       -------         -------          -------        -------
                                                                                 (In thousands, except per share amounts)
1994:
----
Revenues                                                              $336,108         $325,660         $347,463       $375,154
                                                                      ========         ========         ========       ========
Net income                                                            $ 14,219         $ 12,348         $ 21,244       $ 23,025
                                                                      ========         ========         ========       ========
Earnings per common and dilutive
 common equivalent share                                                  $.49             $.42             $.73           $.79
                                                                          ====             ====             ====           ====
Number of shares used in calculation                                    29,146           29,059           29,028         29,172
                                                                        ======           ======           ======         ======
Earnings per fully diluted common share                                   $.49             $.42             $.72           $.77
                                                                          ====             ====             ====           ====
Number of shares used in calculation                                    29,146           29,059           30,767         30,981
                                                                        ======           ======           ======         ======
1993:
----
Revenues                                                              $360,086         $372,068         $336,086       $339,818
                                                                      ========         ========         ========       ========
Income before cumulative effects
 of changes in accounting principles                                  $ 25,852         $ 32,935         $ 32,806       $ 24,666
                                                                      ========         ========         ========       ========
Cumulative effects of changes in
 accounting principles                                                $129,195         $   -            $   -          $   -
                                                                      ========         ========         ========       ========
Net income                                                            $155,047         $ 32,935         $ 32,806       $ 24,666
                                                                      ========         ========         ========       ========
Earnings per common and dilutive
 common equivalent share:
  Income before cumulative effects
   of changes in accounting principles                                   $ .88            $1.13            $1.12           $.85
  Cumulative effects of changes in
   accounting principles                                                  4.37              -                -              -
                                                                         -----            -----            -----           ----
  Net income                                                             $5.25            $1.13            $1.12           $.85
                                                                         =====            =====            =====           ====
Number of shares used in calculation                                    29,514           29,209           29,216         29,145
                                                                        ======           ======           ======         ======
Fully diluted earnings per common share:
  Income before cumulative effects
   of changes in accounting principles                                   $ .87            $1.09            $1.09           $.83
  Cumulative effects of changes in
   accounting principles                                                  4.25              -                -              -
                                                                         -----            -----            -----           ----
  Net income                                                             $5.12            $1.09            $1.09           $.83
                                                                         =====            =====            =====           ====
Number of shares used in calculation                                    30,383           30,955           30,955         30,884
                                                                        ======           ======           ======         ======

     In 1994 and 1993, the total of quarterly per share amounts do not necessarily equal annual per share amounts.

     SCHEDULE II - Condensed Financial Information of Registrant
     LEUCADIA NATIONAL CORPORATION
     BALANCE SHEETS
     December 31, 1994 and 1993




                                                                                              1994                   1993
                                                                                              ----                   ----
                                                                                                 (Thousands of dollars)

ASSETS
------
Cash and cash equivalents                                                                 $   10,275            $     -
Investments                                                                                   23,270                87,853
Deferred income taxes                                                                        144,631               114,001
Miscellaneous receivables and other assets                                                    27,977                31,457
Investments in and advances to/from subsidiaries, net                                      1,102,586             1,069,096
                                                                                          ----------            ----------
                                                                                          $1,308,739            $1,302,407
                                                                                          ==========            ==========
LIABILITIES
-----------
Accounts payable, expense accruals and income taxes                                       $   20,339            $   16,458
Debt, including current maturities                                                           406,585               378,093
                                                                                          ----------            ----------
                                                                                             426,924               394,551
                                                                                          ----------            ----------
SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 28,050,037
 and 27,897,023 shares issued and
 outstanding, after deducting 30,272,650
 and 30,260,664 shares held in treasury                                                       28,050                27,897
Additional paid-in capital                                                                   126,225               125,013
Net unrealized gain (loss) on investments                                                    (41,309)               49,912
Retained earnings                                                                            768,849               705,034
                                                                                          ----------            ----------
     Total shareholders' equity                                                              881,815               907,856
                                                                                          ----------            ----------
                                                                                          $1,308,739            $1,302,407
                                                                                          ==========            ==========





















                           See notes to this schedule.

     SCHEDULE II - Condensed Financial Information of Registrant, continued:
     LEUCADIA NATIONAL CORPORATION
     STATEMENTS OF INCOME
     For the years ended December 31, 1994, 1993 and 1992



                                                                                  1994            1993              1992
                                                                                  ----            ----              ----
                                                                                (In thousands, except per share amounts)
Investment income, net                                                         $ 22,700         $ 23,538         $ 25,852
Net securities losses                                                            (2,160)            -                -
Equity in income of subsidiaries                                                130,266          155,515          139,605
                                                                               --------         --------         --------
                                                                                150,806          179,053          165,457
                                                                               --------         --------         --------
Interest expense                                                                 50,060           38,778           32,609
Other expenses, net                                                              29,910           24,016            2,241
                                                                               --------         --------         --------
                                                                                 79,970           62,794           34,850
                                                                               --------         --------         --------
  Income before cumulative effects of
   changes in accounting principles                                              70,836          116,259          130,607

Equity in cumulative effects of changes
 in accounting principles related to
 subsidiaries                                                                      -             129,195             -
                                                                               --------         --------         --------
    Net income                                                                 $ 70,836         $245,454         $130,607
                                                                               ========         ========         ========

Earnings per common and dilutive
 common equivalent share:
  Income before cumulative effects of changes
   in accounting principles                                                       $2.43            $3.97            $5.35
  Cumulative effects of changes in accounting
   principles                                                                       -               4.41              -
                                                                                  -----            -----            -----
    Net income                                                                    $2.43            $8.38            $5.35
                                                                                  =====            =====            =====
Fully diluted earnings per common share:
  Income before cumulative effects of changes
   in accounting principles                                                       $2.41            $3.89            $5.33
  Cumulative effects of changes in accounting
   principles                                                                       -               4.20              -
                                                                                  -----            -----            -----
    Net income                                                                    $2.41            $8.09            $5.33
                                                                                  =====            =====            =====


















                          See notes to this schedule.

     SCHEDULE II - Condensed Financial Information of Registrant, continued:
     LEUCADIA NATIONAL CORPORATION
     STATEMENTS OF CASH FLOWS
     For the years ended December 31, 1994, 1993 and 1992


                                                                                 1994              1993              1992
                                                                                 ----              ----              ----
                                                                                          (Thousands of dollars)
Net cash flows from operating activities:
----------------------------------------
Net income                                                                    $  70,836          $ 245,454        $ 130,607
Adjustments to reconcile net income to net
 cash provided by (used for) operations:
 Depreciation and amortization                                                    1,486              1,066              429
 Net securities losses                                                            2,160               -                -
 Equity in earnings of subsidiaries (excluding
  cumulative effects of changes in accounting
  principles)                                                                  (130,266)          (155,515)        (139,605)
 Cumulative effects of changes in accounting
  principles related to subsidiaries                                               -              (129,195)            -
 Net change in:
   Miscellaneous receivables                                                        221               (215)            (257)
   Other assets                                                                  (5,347)           (13,095)          (3,730)
   Investments in and advances to/from
    subsidiaries, net                                                           (19,051)           (22,917)          45,743
   Accounts payable, expense accruals
    and income taxes                                                              3,881              5,131           (8,070)
 Other                                                                            1,840              2,263            5,419
                                                                              ---------          ---------        ---------
   Net cash provided by (used for)
    operating activities                                                        (74,240)           (67,023)          30,536
                                                                              ---------          ---------        ---------

Net cash flows from investing activities:
----------------------------------------
Dividends received from subsidiaries                                              8,422               -                 375
Capital contribution to subsidiaries                                             (6,008)            (6,008)             (40)
Purchase of investments (other than short-term)                                  (8,022)           (96,349)            -
Proceeds from sales of investments                                               69,268               -                -
                                                                              ---------          ---------        ---------
   Net cash provided by (used for)
    investing activities                                                         63,660           (102,357)             335
                                                                              ---------          ---------        ---------

Net cash flows from financing activities:
----------------------------------------
Net change in credit agreement and other
 short-term borrowings                                                             (402)            (1,547)         (72,793)
Issuance of long-term debt, net of issuance costs                                50,000            194,140          124,063
Reduction of long-term debt                                                     (21,250)           (13,750)         (59,217)
Purchase of warrants to acquire common shares                                      -                  -             (14,700)
Purchase of common shares for treasury                                             (472)            (2,492)          (2,850)
Dividends paid                                                                   (7,021)            (6,971)          (5,589)
                                                                              ---------          ---------        ---------
   Net cash provided by (used for)
    financing activities                                                         20,855            169,380          (31,086)
                                                                              ---------          ---------        ---------
   Net increase (decrease) in cash and
    cash equivalents                                                             10,275               -                (215)
Cash and cash equivalents at January 1,                                            -                  -                 215
                                                                              ---------          ---------        ---------
Cash and cash equivalents at December 31,                                     $  10,275          $    -           $    -
                                                                              =========          =========        =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                                                       $33,512            $23,296          $24,305
 Income tax payments, net of refunds                                            $ 5,799            $    19          $ 4,924


                           See notes to this schedule.

     SCHEDULE II - Condensed Financial Information of Registrant, continued:
     LEUCADIA NATIONAL CORPORATION
     NOTES TO SCHEDULE
     For the years ended December 31, 1994, 1993 and 1992




     A. The notes to consolidated financial statements of Leucadia National Corporation and Subsidiaries are incorporated by reference to this schedule.

     B. The statements of shareholders' equity are the same as those presented for Leucadia National Corporation and Subsidiaries.

     C. Equity in the income of the subsidiaries is after reflecting income taxes recorded by the subsidiaries. In 1994, 1993 and 1992, there was no provision for income taxes provided by the parent company. Tax sharing payments received from subsidiaries were $35,385,000 in 1994, $64,566,000 in 1993 and $38,773,000 in
           1992.

     D. The deferred income tax assets of $144,631,000 and $114,001,000 at December 31, 1994 and 1993, respectively, have not been allocated to the individual subsidiaries.

     SCHEDULE III - Supplementary Insurance Information
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1994, 1993 and 1992




                                                                                             Insurance
                                                                                             Losses,
                                                                                             Policy
                                                                                             Benefits
                                                                                             and
                                                  Separate                                   Amortization
                    Deferred                       and        Policy                         of
                     Policy    Future             Variable     and                Net        Deferred    Other      Non-Life
                   Acquisition Policy    Unearned Accounts    Contract   Premium  Investment Acquisition Operating  Premiums
                      Costs    Benefits  Premiums Liabilities Claims     Revenue  Income     Costs       Expenses   Written
                   ----------- --------  -------- ----------- --------   -------  ---------- ----------- ---------  --------
                                                            (Thousands of dollars)
1994
----
Life Insurance       $32,286  $  870,910  $ 10,039  $419,355  $   25,802  $172,445 $ 55,218  $138,324    $ 68,872   $ 49,319
                     -------  ----------  --------  --------  ----------  -------- --------  --------    --------   --------
Property and Casualty
 Insurance:
  Automobile          29,741       -       314,145      -        766,276   599,180   70,275   553,916      33,093    629,555
  Commercial          10,567       -        54,208      -        263,400   101,394   18,107    77,471      12,302    101,221
  Miscellaneous
   and personal        1,942       -        35,154      -         38,342    45,867    4,964    49,299       6,220     46,968
                     -------  ----------  --------  --------  ----------  -------- --------  --------    --------   --------
                      42,250       -       403,507      -      1,068,018   746,441   93,346   680,686      51,615    777,744
                     -------  ----------  --------  --------  ----------  -------- --------  --------    --------   --------
                     $74,536  $  870,910  $413,546  $419,355  $1,093,820  $918,886 $148,564  $819,010    $120,487   $827,063
                     =======  ==========  ========  ========  ==========  ======== ========  ========    ========   ========
1993
----
Life Insurance       $21,204  $1,023,736  $ 13,035  $334,636  $   29,804  $181,802 $ 74,443  $179,127    $ 84,239   $ 60,119
                     -------  ----------  --------  --------  ----------  -------- --------  --------    --------   --------
Property and Casualty
 Insurance:
  Automobile          22,230        -      254,670      -        762,228   573,037   72,937   488,472      53,214    611,530
  Commercial          10,233        -       79,002      -        251,919    91,164   18,364    85,270      10,057     95,389
  Miscellaneous
   and personal        1,743        -       33,553      -         37,721    47,847    3,637    36,883       7,761     45,844
                     -------  ----------  --------  --------  ----------  -------- --------  --------    --------   --------
                      34,206        -      367,225      -      1,051,868   712,048   94,938   610,625      71,032    752,763
                     -------  ----------  --------  --------  ----------  -------- --------  --------    --------   --------
                     $55,410  $1,023,736  $380,260  $334,636  $1,081,672  $893,850 $169,381  $789,752    $155,271   $812,882
                     =======  ==========  ========  ========  ==========  ======== ========  ========    ========   ========
1992
----
Life Insurance       $45,700  $1,420,182  $ 19,186  $213,492  $   31,438  $233,744 $123,217  $261,287    $ 87,160   $114,640
                     -------  ----------  --------  --------  ----------  -------- --------  --------    --------   --------
Property and Casualty
 Insurance:
  Automobile          21,810        -      241,046      -        701,253   561,673   84,710   503,424      59,715    607,726
  Commercial           9,574        -       46,475      -        199,934    86,596   22,797    82,555       8,725     84,015
  Miscellaneous
   and personal        1,811        -       32,927      -         37,412    50,930    4,419    49,407       7,656     47,592
                     -------  ----------  --------  ---------  ---------  -------- --------  --------    --------   --------
                      33,195        -      320,448       -       938,599   699,199  111,926   635,386      76,096    739,333
                     -------  ----------  --------  ---------  ---------  -------- --------  --------    --------   --------
                     $78,895  $1,420,182  $339,634  $213,492  $  970,037  $932,943 $235,143  $896,673    $163,256   $853,973
                     =======  ==========  ========  ========  ==========  ======== ========  ========    ========   ========


     SCHEDULE IV - Schedule of Reinsurance
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1994, 1993 and 1992



                                                                                                                      Percentage
                                                                                                                          of
                                                                     Ceded              Assumed                         Amount
                                                    Direct          To Other          From Other          Net          Assumed
                                                   Business        Companies           Companies         Amount         To Net
                                                   --------        ---------          ----------         ------       ----------
                                                                    (Thousands of dollars)
1994
----
Life insurance in force                          $2,285,000        $271,000            $161,000         $2,175,000      7.40%
                                                 ==========        ========            ========         ==========
Premiums:
Life insurance                                   $  120,761        $  1,484            $  1,121         $  120,398       .93%
Accident and health insurance                        53,775             683                   6             53,098       .01%
Property and liability
 insurance                                          748,595          34,339              31,134            745,390      4.18%
                                                 ----------        --------            --------         ----------
    Total premiums                               $  923,131        $ 36,506            $ 32,261         $  918,886      3.51%
                                                 ==========        ========            ========         ==========

1993
----
Life insurance in force                          $2,696,000        $623,000            $192,000         $2,265,000      8.48%
                                                 ==========        ========            ========         ==========
Premiums:
Life insurance                                   $  118,095        $  1,084            $    143         $  117,154       .12%
Accident and health insurance                        68,109             771              (1,735)            65,603     (2.64%)
Property and liability
 insurance                                          707,593          31,720              35,220            711,093      4.95%
                                                 ----------        --------            --------         ----------
    Total premiums                               $  893,797        $ 33,575            $ 33,628         $  893,850      3.76%
                                                 ==========        ========            ========         ==========
1992
----
Life insurance in force                          $3,540,000        $ 63,000            $189,000         $3,666,000      5.16%
                                                 ==========        ========            ========         ==========
Premiums:
Life insurance                                   $  117,539        $ (1,762)           $   (632)        $  118,669      (.53%)
Accident and health insurance                        87,550             822              29,377            116,105     25.30%
Property and liability
 insurance                                          771,213          91,571              18,527            698,169      2.65%
                                                 ----------        --------            --------          ---------
    Total premiums                               $  976,302        $ 90,631            $ 47,272         $  932,943      5.07%
                                                 ==========        ========            ========         ==========





     SCHEDULE V - Valuation and Qualifying Accounts
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1994, 1993 and 1992



                                                     Additions                     Deductions
                                         ----------------------------------  ------------------------
                                         Charged
                            Balance at   (Credited)                                                    Balance
                            Beginning    to Costs and                                     Sale of      at End of
    Description             of Period    Expenses      Recoveries  Other(a)   Write-Offs  Receivables  Period
    -----------             ---------    ------------  ----------  --------   ----------  -----------  --------
                                                               (Thousands of dollars)
1994
----
Loan receivables of banking
 and lending subsidiaries    $ 8,341      $ 7,634        $2,702     $  -       $ 6,369      $ -         $12,308
Trade, notes and other
 receivables                   5,185        5,744         1,449        -         6,605        -           5,773
                             -------      -------        ------     -------    -------      ------      -------
   Total allowance for
    doubtful accounts        $13,526      $13,378        $4,151     $  -       $12,974      $ -         $18,081
                             =======      =======        ======     =======    =======      ======      =======
Reinsurance receivable       $83,825      $(2,799)       $ -        $  -       $76,980 (b)  $ -         $ 4,046
                             =======      =======        ======     =======    =======      ======      =======
1993
----
Loan receivables of banking
 and lending subsidiaries    $ 6,973      $ 2,364        $1,891     $  -       $ 2,887      $ -         $ 8,341
Trade, notes and other
 receivables                   5,094        4,315         1,796        -         6,020        -           5,185
                             -------      -------        ------     -------    -------      ------      -------
   Total allowance for
    doubtful accounts        $12,067      $ 6,679        $3,687     $  -       $ 8,907      $ -         $13,526
                             =======      =======        ======     =======    =======      ======      =======
Reinsurance receivable       $  -         $ 5,753        $ -        $78,072    $  -         $ -         $83,825
                             =======      =======        ======     =======    =======      ======      =======
1992
----
Loan receivables of banking
 and lending subsidiaries    $ 7,704      $ 4,865        $1,420     $ 2,000    $ 5,920      $3,096      $ 6,973
Trade, notes and other
 receivables                   5,733        4,572         1,304        -         6,515        -           5,094
                             -------      -------        ------     -------    -------      ------      -------
   Total allowance for
    doubtful accounts        $13,437      $ 9,437        $2,724     $ 2,000    $12,435      $3,096      $12,067
                             =======      =======        ======     =======    =======      ======      =======


         (a) Principally relates to implementation of SFAS 113 in 1993 and acquisition of companies in 1992.

         (b) Principally relates to the write-off of fully reserved receivables for unpaid losses.


     SCHEDULE VI - Schedule of Supplemental Information for Property and Casualty Insurance Underwriters
     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     For the years ended December 31, 1994, 1993 and 1992






                                                 Discount, if any,                   Claims and Claim
                                                Deducted in Reserves                Adjustment Expenses                Paid Claims
                                               for Unpaid Claims and                Incurred Related to:                and Claim
                                                 Claim Adjustment                   --------------------               Adjustment
                                                     Expenses                   Current Year      Prior Year            Expenses
                                               ---------------------            ------------      ----------           -----------
                                                                                    (Thousands of dollars)
1994
----
Automobile                                             $ -                      $556,736          $(55,771)            $483,120
Commercial                                              276                       70,658           (12,822)              59,436
Miscellaneous and personal                               -                        51,983            (6,221)              46,042
                                                       ----                     --------          --------             --------
  Total property and casualty                          $276                     $679,377          $(74,814)            $588,598
                                                       ====                     ========          ========             ========
1993
----
Automobile                                             $ -                      $512,832          $(66,571)            $464,254
Commercial                                              271                       68,543            (1,679)              53,355
Miscellaneous and personal                               -                        42,657            (9,324)              37,301
                                                       ----                     --------          --------             --------
  Total property and casualty                          $271                     $624,032          $(77,574)            $554,910
                                                       ====                     ========          ========             ========
1992
----
Automobile                                             $ -                      $487,240          $(22,849)            $513,165
Commercial                                              151                       83,543           (19,063)              58,647
Miscellaneous and personal                               -                        48,908            (2,928)              45,370
                                                       ----                     --------          --------             --------
  Total property and casualty                          $151                     $619,691          $(44,840)            $617,182
                                                       ====                     ========          ========             ========






                                  EXHIBIT INDEX

     Exhibit                                                   Exemption
     Number                        Description                 Indication
     -------                       -----------                 -----------

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

     10.3(c) Amendment dated as of December 17, 1992 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.3(c) to the 1992 10-
               K).*

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


     -------------------------

     * Incorporated by reference.

                                  EXHIBIT INDEX

     Exhibit                                                   Exemption
     Number                        Description                 Indication
     -------                       -----------                 -----------

     10.8 Agreement dated as of January 10, 1992 between Ian M. Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the Company's 1991 10-K).*


























































     -------------------------

     * Incorporated by reference.

                                  EXHIBIT INDEX

     Exhibit                                                   Exemption
     Number                        Description                 Indication
     -------                       -----------                 -----------

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


     -------------------------

     * Incorporated by reference.

                                  EXHIBIT INDEX

     Exhibit                                                   Exemption
     Number                        Description                 Indication
     -------                       -----------                 -----------

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



















































     -------------------------

     * Incorporated by reference.

                                  EXHIBIT INDEX

     Exhibit                                                   Exemption
     Number                        Description                 Indication
     -------                       -----------                 -----------

     10.17 Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as
               Exhibit 10.17 to the 1993 10-K).*

     10.18 Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg
               (filed as Exhibit 10.18 to the 1993 10-K).*

     10.19(a)  Agreement between the Company and Ian M.
               Cumming, dated as of December 28, 1993 (filed as
               Exhibit 10.19(a) to the 1993 10-K).*

     10.19(b) Escrow and Security Agreement by and among the Company, Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.19(b) to the 1993 10-K).*

     10.20(a)  Agreement between the Company and Joseph S.
               Steinberg, dated as of December 28, 1993 (filed as Exhibit 10.20(a) to the 1993 10-K).*

     10.20(b) Escrow and Security Agreement by and among the Company, Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to the 1993 10-K).*.

     21        Subsidiaries of the registrant.

     23 Consent of independent certified public accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61680) and
               Form S-8 (File No. 33-61718).

     27        Financial Data Schedule.

     28        Schedule P of the 1994 Annual Statement to            P
               Insurance Departments of the Colonial Penn
               Insurance Company and Affiliated Property/
               Casualty Insurers and the Empire Insurance
               Company, Principal Insurer.
















     -------------------------

     * Incorporated by reference.