Form 10-Q
period 1995-03-31
LEUCADIA NATIONAL CORP
filed 1995-05-11
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

                                     or

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock at May 8, 1995:
28,143,512.

                       PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1995 and December 31, 1994
(Dollars in thousands, except par value)



                                                                                       MARCH 31,          December 31,
                                                                                          1995                 1994
                                                                                       ----------         --------------
                                                                                      (Unaudited)
ASSETS
Investments:
 Available for sale (aggregate cost of $2,397,947 and $2,396,288)                    $  2,380,614         $   2,331,288
 Trading securities (aggregate cost of $46,798 and $53,312)                                49,697                52,231
 Held to maturity (aggregate fair value of $54,021 and $52,820)                            54,798                54,586
 Policyholder loans                                                                        17,372                17,943
 Other long-term investments, including accrued interest income                            53,003                56,347
                                                                                     ------------         -------------
     Total investments                                                                  2,555,484             2,512,395
Cash and cash equivalents                                                                 299,981               252,495
Reinsurance receivable, net                                                               301,554               310,682
Trade, notes and other receivables, net                                                   548,655               463,981
Prepaids and other assets                                                                 252,231               245,476
Property, equipment and leasehold improvements, net                                       113,019               110,887
Deferred policy acquisition costs                                                          85,227                74,536
Deferred income taxes                                                                     121,890               144,631
Separate and variable accounts                                                            419,692               420,398
Investments in associated companies                                                       142,497               138,565
                                                                                     ------------         -------------
            Total                                                                    $  4,840,230         $   4,674,046
                                                                                     ============         =============
LIABILITIES
Customer banking deposits                                                            $    191,989         $     179,888
Trade payables and expense accruals                                                       239,536               189,280
Other liabilities                                                                         135,498               106,046
Income taxes payable                                                                       41,866                39,491
Policy reserves                                                                         1,960,121             1,964,730
Unearned premiums                                                                         441,173               413,546
Separate and variable accounts                                                            418,550               419,355
Liability for unredeemed trading stamps                                                    40,621                42,433
Debt, including current maturities                                                        429,430               425,848
                                                                                     ------------         -------------
     Total liabilities                                                                  3,898,784             3,780,617
                                                                                     ------------         -------------
Minority interest                                                                          12,605                11,614
                                                                                     ------------         -------------
SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
 28,141,012 and 28,050,037 shares issued and outstanding, after deducting
 30,282,563 and 30,272,650 shares held in treasury                                         28,141                28,050
Additional paid-in capital                                                                126,647               126,225
Net unrealized (loss) on investments                                                      (11,119)              (41,309)
Retained earnings                                                                         785,172               768,849
                                                                                     ------------         -------------
     Total shareholders' equity                                                           928,841               881,815
                                                                                     ------------         -------------
            Total                                                                    $  4,840,230         $   4,674,046
                                                                                     ============         =============


          See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 1995 and 1994
(Unaudited)




                                                                                       1995                     1994
                                                                                       ----                     ----
                                                                                (In thousands, except per share amounts)
REVENUES:
  Insurance revenues and commissions                                              $   234,960               $   217,583
  Manufacturing                                                                        45,164                    46,650
  Trading stamps                                                                        4,870                     5,207
  Finance                                                                              13,150                     9,670
  Investment and other income                                                          62,132                    58,465
  Net securities gains (losses)                                                           412                    (1,467)
                                                                                  -----------               -----------
                                                                                      360,688                   336,108
                                                                                  -----------               -----------
EXPENSES:
  Provision for insurance losses and policy benefits                                  196,828                   187,114
  Amortization of deferred acquisition costs                                           23,153                    20,879
  Cost of goods sold:
     Manufacturing                                                                     34,261                    32,489
     Trading stamps                                                                     1,262                        55
  Interest                                                                             11,797                    10,771
  Salaries                                                                             21,525                    20,927
  Selling, general and other expenses                                                  48,308                    41,597
  Minority interest                                                                       132                       242
                                                                                  -----------               -----------
                                                                                      337,266                   314,074
                                                                                  -----------               -----------
     Income before income taxes                                                        23,422                    22,034
                                                                                  -----------               -----------
Income taxes:
  Current                                                                               1,076                     3,931
  Deferred                                                                              6,023                     3,884
                                                                                  -----------               -----------
                                                                                        7,099                     7,815
                                                                                  -----------               -----------
     Net income                                                                   $    16,323               $    14,219
                                                                                  ===========               ===========

Earnings per common and dilutive common equivalent share                                $ .56                     $ .49
                                                                                        =====                     =====
Fully diluted earnings per common share                                                 $ .56                     $ .49
                                                                                        =====                     =====














          See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1995 and 1994
(Unaudited)


                                                                                               1995             1994
                                                                                               ----             ----
                                                                                                (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $    16,323      $   14,219
Adjustments to reconcile net income to net cash provided by operations:
 Provision for deferred income taxes                                                             6,023           3,884
 Depreciation and amortization of property, equipment and leasehold improvements                 4,459           4,246
 Other amortization                                                                             23,301          23,961
 Provision for doubtful accounts                                                                 2,615           2,869
 Net securities (gains) losses                                                                    (412)          1,467
 Equity in losses of associated companies                                                          105           2,765
 (Gain) related to El Salvador Government bonds receivable                                        --            (8,458)
 Purchases of investments classified as trading                                                (11,820)        (24,340)
 Proceeds from sales of investments classified as trading                                       21,098          26,371
 Deferred policy acquisition costs incurred and deferred                                       (33,844)        (25,863)
 Net change in:
   Reinsurance receivable                                                                        9,128          17,048
   Trade, notes and other receivables                                                          (49,244)        (44,019)
   Prepaids and other assets                                                                   (10,211)        (13,084)
   Trade payables and expense accruals                                                         (14,976)         (3,908)
   Other liabilities                                                                            27,386          15,935
   Income taxes                                                                                  2,375            (908)
   Policy reserves                                                                               1,126           1,550
   Unearned premiums                                                                            27,627          22,255
 Other                                                                                             700             744
                                                                                           -----------      ----------
 Net cash provided by operating activities                                                      21,759          16,734
                                                                                           -----------      ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                     (11,408)         (4,705)
Proceeds from disposals of real estate, property and equipment                                   2,803             931
Advances on loan receivables                                                                   (41,837)        (38,709)
Principal collections on loan receivables                                                       33,582          30,876
Purchases of investments (other than short-term)                                              (246,622)       (295,293)
Proceeds from maturities of investments                                                        107,550         123,026
Proceeds from sales of investments                                                             171,824         230,675
                                                                                           -----------      ----------
 Net cash provided by investing activities                                                      15,892          46,801
                                                                                           -----------      ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit agreement and other short-term borrowings                                   1,125            (340)
Net change in customer banking deposits                                                         12,023          (2,386)
Net change in policyholder account balances                                                     (5,735)         (5,327)
Issuance of long-term debt, net of issuance costs                                                2,720            --
Reduction of long-term debt                                                                       (298)         (4,604)
                                                                                           -----------      ----------
 Net cash provided by (used for) financing activities                                            9,835         (12,657)
                                                                                           -----------      ----------
  Net increase in cash and cash equivalents                                                     47,486          50,878
Cash and cash equivalents at January 1,                                                        252,495         291,414
                                                                                           -----------      ----------
Cash and cash equivalents at March 31,                                                     $   299,981      $  342,292
                                                                                           ===========      ==========


          See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 1995 and 1994
(Unaudited)






                                                                                   Net
                                                Common                          Unrealized
                                                Shares         Additional          Gain
                                                $1 Par           Paid-In        (Loss) on         Retained
                                                Value            Capital       Investments        Earnings           Total
                                              ----------       -----------     -----------        --------           -----
                                                                          (Thousands of dollars)
BALANCE, JANUARY 1, 1994                      $   27,897       $   125,013     $    49,912       $   705,034     $   907,856
Exercise of options to purchase
 common shares                                        53               468                                               521
Purchase of stock for treasury                        (1)              (29)                                              (30)
Net change in unrealized gain (loss)
 on investments                                                                    (50,060)                          (50,060)
Net income                                                                                            14,219          14,219
                                              ----------       -----------     -----------       -----------     -----------
BALANCE, MARCH 31, 1994                       $   27,949       $   125,452     $      (148)      $   719,253     $   872,506
                                              ==========       ===========     ===========       ===========     ===========


BALANCE, JANUARY 1, 1995                      $   28,050       $   126,225     $   (41,309)      $   768,849     $   881,815
Exercise of options to purchase
 common shares                                       101               882                                               983
Purchase of stock for treasury                       (10)             (460)                                             (470)
Net change in unrealized gain (loss)
 on investments                                                                     30,190                            30,190
Net income                                                                                            16,323          16,323
                                              ----------       -----------     -----------       -----------     -----------
BALANCE, MARCH 31, 1995                       $   28,141       $   126,647     $   (11,119)      $   785,172     $   928,841
                                              ==========       ===========     ===========       ===========     ===========



















          See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION  AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1994, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1994 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1994 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

    Certain amounts for prior periods have been reclassified to be consistent with the 1995 presentation.

2. As more fully described in the 1994 10-K, the most recent statistical studies of trading stamp redemptions have indicated that the historical pattern of redemptions has changed and that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. Accordingly, the Company has been amortizing the aggregate apparent excess over a five year period. As a result, cost of goods sold applicable to the trading stamp operations reflects a credit of approximately $1,300,000 and $3,000,000 for three month periods ended March 31, 1995 and 1994, respectively. Based on the latest studies, the unamortized apparent excess at March 31, 1995 was approximately $4,000,000.

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

4. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 29,295,000 for 1995 and 29,146,000 for 1994.

    Fully diluted earnings per share was calculated as described above and, for 1995, also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into Common Shares and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for the 1994 period since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used to calculate fully diluted earnings per share was 31,034,000 for 1995 and 29,146,0000 for 1994.

5. Cash paid (received) for interest and income taxes (net of refunds) was $14,474,000 and $(1,299,000), respectively, for the three month period ended March 31, 1995 and $13,405,000 and $4,944,000, respectively, for the three month period ended March 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


The following should be read in conjunction with the Management's
Discussion and Analysis of Financial Condition and Results of Operations included in the 1994 10-K.

                      LIQUIDITY AND CAPITAL RESOURCES

During each of the three month periods ended March 31, 1995 and 1994, the Company operated profitably and net cash was provided from operations.

During the first quarter of 1995, the Company did not utilize its bank Credit Agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements.

As more fully described in the 1994 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of decreases in market interest rates during 1995, the unrealized loss on investments at the end of 1994 decreased to an unrealized loss of $11,119,000 as of March 31, 1995. While this has resulted in an increase in shareholders' equity, it had no effect on results of operations or cash flows.

                           RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS
                       ENDED MARCH 31, 1994

Earned premium revenues of the Colonial Penn P&C Group were approximately $115,167,000 and $105,724,000 for the three month periods ended March 31, 1995 and 1994, respectively. The increase in earned premiums principally resulted from acquired blocks of assigned risk business from other insurance companies, offset in part by modest declines in policies in force in other business lines. However, voluntary automobile policies in force at March 31, 1995 were slightly greater than policies in force at December 31, 1994, as new business generated in 1995 exceeded lapsed business.

Earned premium revenues and commissions of the property and casualty insurance operations of the Empire Group were approximately $77,721,000 and $68,658,000 for the three month periods ended March 31, 1995 and 1994, respectively. The increase in premium revenue principally resulted from growth of policies in force and rate increases.

The Company's loss ratios for its property and casualty operations were as follows:


                                                               1995         1994
                                                               ----         ----
                  Loss Ratio:
                    GAAP                                       84.5%       88.9%
                    SAP                                        84.1%       88.9%
                  Expense Ratio:
                    GAAP                                       16.9%       17.1%
                    SAP                                        16.1%       16.2%
                  Combined Ratio:
                    GAAP                                      101.4%      106.0%
                    SAP                                       100.2%      105.1%


The decrease in the combined ratios principally reflects lower aggregate catastrophe losses and related loss adjustment expenses estimated at approximately $700,000 and $15,950,000 (including approximately $10,900,000 related to the California earthquake) for the three month periods ended March 31, 1995 and 1994, respectively. The improvement in the combined ratios was partially offset by an increase in the loss ratio for the Empire Group, principally resulting from increased claims frequency in automobile lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.


Earned premium revenues of the life and health insurance operations were approximately $42,072,000 and $43,201,000 for the three month periods ended March 31, 1995 and 1994, respectively. Premium revenues and provision for insurance losses and policy benefits of the life and health operations reflect the continued profitable growth of the Graded Benefit Life product. Premium revenues also reflect the run-off of the agent sold medicare supplement business, which had less favorable loss experience in 1995.

Manufacturing revenues of the bathroom vanities division decreased in 1995 as compared to 1994 principally due to reduced demand from customers. This decrease was partially offset by increased sales at the plastics division. The decrease in manufacturing gross profit in 1995 as compared to 1994 principally reflects the decrease in manufacturing sales and increased raw material and labor costs at the bathroom vanities division and an increase in raw material prices at the plastics division.

Trading stamp revenues decreased in 1995 compared to 1994 principally due to reduced demand from existing customers. Cost of goods sold applicable to the trading stamp operations reflects amortization of the apparent excess in the liability for unredeemed trading stamps of approximately $1,300,000 and $3,000,000 for the three month periods ended March 31, 1995 and 1994, respectively.

Finance revenues and operating profits reflect the level of consumer instalment loans. As more fully described in the 1994 10-K, based on its experience in providing collateralized automobile loans to individuals with poor credit histories, the Company concluded that there were opportunities for successful expansion of this business. Accordingly, on a controlled basis the Company is increasing its investments in such loans. Such loans approximated $134,345,000 at March 31, 1995 and $129,512,000 at December 31, 1994.

Investment and other income increased in 1995 compared to 1994 as a result of higher available interest rates and increased fee income related to acquired blocks of automobile assigned risk business. Investment and other income in 1994 includes approximately $8,458,000 related to the disposition of the El Salvador Government bonds receivable, as described more fully above.

Net securities gains (losses) were $412,000 in 1995 and $(1,467,000) in 1994. Included in the 1994 period are provisions for write-downs of investments of approximately $3,568,000.

Higher interest expense in the three month period ended March 31, 1995 compared to the three month period ended March 31, 1994 principally reflects increased deposits at the Company's banking and industrial loan subsidiaries and an increase in interest rates related to these deposits.

The increase in selling, general and other expenses in 1995 as compared to 1994 principally reflects operating expenses of real estate properties acquired during 1994 and expenses relating to certain investing activities. The real estate properties acquired in 1994 did not generate significant revenues during the 1995 period.

The 1995 provision for income taxes was reduced to reflect the favorable resolution of a state tax matter, which was the principal reason for the decrease in the effective tax rate as compared to 1994.

The number of shares used to calculate primary earnings per share amounts was 29,295,000 for 1995 and 29,146,000 for 1994. The number of shares used to calculate fully diluted earnings per share amounts was 31,034,000 for 1995 and 29,146,000 for 1994. The increase in the number of shares utilized in calculating per share amounts was principally caused by the increase in the market price of the Company's common stock. In addition, for fully diluted per share amounts, the 5 1/4% Convertible Subordinated Debentures due 2003 were not assumed to have been converted in 1994 since the effect of such assumed conversion would have been to increase earnings per share.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         PHLCORP MERGER

         The Court has entered an order scheduling a hearing for August 21, 1995 to consider approving the settlement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A) EXHIBITS.

           10.1 Deferred Compensation Agreement, dated March 29, 1995, between the Company and Lawrence S. Hershfield.

           27    Financial Data Schedule.

         B) REPORTS ON FORM 8-K.

            None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LEUCADIA NATIONAL CORPORATION
                                  (Registrant)





Date:   May 11, 1995              By /s/ Joseph A. Orlando
                                  -------------------------
                                  Joseph A. Orlando
                                  Vice President and Comptroller
                                  (Principal Financial and
                                   Accounting Officer)

                               EXHIBIT INDEX

Exhibit                                                           Exemption
Number                     Description                            Indication
- ------                     -----------                            ----------

10.1 Deferred Compensation Agreement, dated March 29, 1995, between the Company and Lawrence S. Hershfield.

27      Financial Data Schedule.