Form 10-Q
period 1995-06-30
LEUCADIA NATIONAL CORP
filed 1995-08-08
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-5721


                       LEUCADIA NATIONAL CORPORATION
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            New York                                  13-2615557
--------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          Number)

315 Park Avenue South, New York, New York               10010-3607
------------------------------------------         ------------------
 (Address of Principal Executive Offices)               (Zip Code)

                            (212) 460-1900
---------------------------------------------------------------------------
            (Registrants Telephone Number, Including Area Code)

                                    N/A
---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

      APPLICABLE ONLY TO ISSUERS INVOLVED INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 7, 1995: 28,187,238.

                         PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     June 30, 1995 and December 31, 1994
     (Dollars in thousands, except par value)



                                                                                        JUNE 30,           December 31,
                                                                                          1995                 1994
                                                                                        --------           ------------
                                                                                      (Unaudited)
ASSETS
Investments:
 Available for sale (aggregate cost of $2,259,112 and $2,396,288)                    $  2,287,742         $   2,331,288
 Trading securities (aggregate cost of $41,392 and $53,312)                                46,602                52,231
 Held to maturity (aggregate fair value of $58,220 and $52,820)                            57,867                54,586
 Policyholder loans                                                                        17,635                17,943
 Other long-term investments, including accrued interest income                            53,200                56,347
                                                                                     ------------         -------------
     Total investments                                                                  2,463,046             2,512,395
Cash and cash equivalents                                                                 510,466               252,495
Reinsurance receivable, net                                                               270,302               310,682
Trade, notes and other receivables, net                                                   529,196               463,981
Prepaids and other assets                                                                 260,102               245,476
Property, equipment and leasehold improvements, net                                       114,569               110,887
Deferred policy acquisition costs                                                          90,340                74,536
Deferred income taxes                                                                     102,187               144,631
Separate and variable accounts                                                            445,030               420,398
Investments in associated companies                                                       186,281               138,565
                                                                                     ------------         -------------
            Total                                                                    $  4,971,519         $   4,674,046
                                                                                     ============         =============
LIABILITIES
Customer banking deposits                                                            $    194,462         $     179,888
Trade payables and expense accruals                                                       191,171               189,280
Other liabilities                                                                         121,138               106,046
Income taxes payable                                                                       43,862                39,491
Policy reserves                                                                         1,944,759             1,964,730
Unearned premiums                                                                         466,872               413,546
Separate and variable accounts                                                            443,850               419,355
Liability for unredeemed trading stamps                                                    38,638                42,433
Debt, including current maturities                                                        537,877               425,848
                                                                                     ------------         -------------
     Total liabilities                                                                  3,982,629             3,780,617
                                                                                     ------------         -------------
Minority interest                                                                          13,486                11,614
                                                                                     ------------         -------------
SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
  28,177,398 and 28,050,037 shares issued and outstanding, after deducting
  30,283,827 and 30,272,650 shares held in treasury                                        28,177                28,050
Additional paid-in capital                                                                127,178               126,225
Net unrealized gain (loss) on investments                                                  17,468               (41,309)
Retained earnings                                                                         802,581               768,849
                                                                                     ------------         -------------
     Total shareholders' equity                                                           975,404               881,815
                                                                                     ------------         -------------
            Total                                                                    $  4,971,519         $   4,674,046
                                                                                     ============         =============




             See notes to interim consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
     For the periods ended June 30, 1995 and 1994
     (Unaudited)




                                                                       For the Three Month              For the Six Month
                                                                      Period Ended June 30,             Period Ended June 30,
                                                                      --------------------              --------------------
                                                                      1995             1994             1995           1994
                                                                      ----             ----             ----           ----
                                                                              (In thousands, except per share amounts)
REVENUES:
  Insurance revenues and commissions                             $   242,562      $   224,216      $   477,522    $   441,799
  Manufacturing                                                       43,642           46,731           88,806         93,381
  Trading stamps                                                       4,302            4,835            9,172         10,042
  Finance                                                             13,630           10,860           26,780         20,530
  Investment and other income                                         73,261           48,674          135,393        107,139
  Net securities (losses)                                               (640)          (9,656)            (228)       (11,123)
                                                                 -----------      -----------      -----------    -----------
                                                                     376,757          325,660          737,445        661,768
                                                                 -----------      -----------      -----------    -----------
EXPENSES:
  Provision for insurance losses and policy benefits                 208,237          174,751          405,065        361,865
  Amortization of deferred acquisition costs                          24,210           18,550           47,363         39,429
  Cost of goods sold:
     Manufacturing                                                    34,951           33,402           69,212         65,891
     Trading stamps                                                    1,031             (139)           2,293            (84)
  Interest                                                            12,608           10,704           24,405         21,475
  Salaries                                                            22,088           21,424           43,613         42,351
  Selling, general and other expenses                                 49,174           47,623           97,482         89,220
  Minority interest                                                      177              222              309            464
                                                                 -----------      -----------      -----------    -----------
                                                                     352,476          306,537          689,742        620,611
                                                                 -----------      -----------      -----------    -----------
     Income before income taxes                                       24,281           19,123           47,703         41,157
                                                                 -----------      -----------      -----------    -----------
Income taxes:
  Current                                                              3,270            4,192            4,346          8,123
  Deferred                                                             3,602            2,583            9,625          6,467
                                                                 -----------      -----------      -----------    -----------
                                                                       6,872            6,775           13,971         14,590
                                                                 -----------      -----------      -----------    -----------
     Net income                                                  $    17,409      $    12,348      $    33,732    $    26,567
                                                                 ===========      ===========      ===========    ===========

Earnings per common and dilutive common equivalent share            $    .59         $    .42        $    1.15       $    .91
                                                                    ========         ========        =========       ========
Fully diluted earnings per common share                             $    .59         $    .42        $    1.14       $    .91
                                                                    ========         ========        =========       ========






             See notes to interim consolidated financial statements.







     NYFS04...:\30\76830\0001\1980\FRM8085K.340

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the six months ended June 30, 1995 and 1994
     (Unaudited)


                                                                                               1995             1994
                                                                                               ----             ----
                                                                                                (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $    33,732      $    26,567
Adjustments to reconcile net income to net cash provided by operations:
 Provision for deferred income taxes                                                             9,625            6,467
 Depreciation and amortization of property, equipment and leasehold improvements                 8,876            8,469
 Other amortization                                                                             47,181           44,728
 Provision for doubtful accounts                                                                 7,714            5,659
 Net securities losses                                                                             228           11,123
 Equity in losses of associated companies                                                          705            5,321
 (Gain) related to El Salvador Government bonds receivable                                        --             (8,458)
 Purchases of investments classified as trading                                                (58,813)         (60,008)
 Proceeds from sales of investments classified as trading                                       72,383           51,459
 Deferred policy acquisition costs incurred and deferred                                       (63,167)         (50,129)
 Net change in:
   Reinsurance receivable                                                                       40,279          121,754
   Trade, notes and other receivables                                                          (49,358)         (43,447)
   Prepaids and other assets                                                                   (22,046)         (12,152)
   Trade payables and expense accruals                                                         (13,398)           5,127
   Other liabilities                                                                            10,867            3,838
   Income taxes                                                                                  4,371            1,144
   Policy reserves                                                                              (9,602)        (111,641)
   Unearned premiums                                                                            53,326           41,036
 Other                                                                                            (535)           2,376
                                                                                           -----------      -----------
 Net cash provided by operating activities                                                      72,368           49,233
                                                                                           -----------      -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                     (24,506)         (60,710)
Proceeds from disposals of real estate, property and equipment                                  10,523            3,908
Advances on loan receivables                                                                   (84,955)         (87,890)
Investment in MK Gold Company in 1995 and Caja in 1994                                         (37,889)         (45,711)
Principal collections on loan receivables                                                       62,151           56,388
Purchases of investments (other than short-term)                                              (674,636)        (569,913)
Proceeds from maturities of investments                                                        224,158          214,549
Proceeds from sales of investments                                                             596,065          585,243
                                                                                           -----------      -----------
 Net cash provided by investing activities                                                      70,911           95,864
                                                                                           -----------      -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit agreement and other short-term borrowings                                  10,068             (488)
Net change in customer banking deposits                                                         14,365           (8,336)
Net change in policyholder account balances                                                    (10,369)         (10,050)
Issuance of long-term debt, net of issuance costs                                              101,485           50,000
Reduction of long-term debt                                                                       (857)         (15,687)
                                                                                           -----------      -----------
 Net cash provided by financing activities                                                     114,692           15,439
                                                                                           -----------      -----------
 Net increase in cash and cash equivalents                                                     257,971          160,536
Cash and cash equivalents at January 1,                                                        252,495          291,414
                                                                                           -----------      -----------
Cash and cash equivalents at June 30,                                                      $   510,466      $   451,950
                                                                                           ===========      ===========




             See notes to interim consolidated financial statements.

     LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the six months ended June 30, 1995 and 1994
     (Unaudited)






                                                                                    Net
                                                Common                          Unrealized
                                                Shares         Additional          Gain
                                                $1 Par           Paid-In        (Loss) on         Retained
                                                Value            Capital       Investments        Earnings           Total
                                              ----------       -----------     -----------        --------           -----
                                                                          (Thousands of dollars)
BALANCE, JANUARY 1, 1994                      $   27,897       $   125,013     $    49,912       $   705,034     $   907,856
Exercise of options to purchase
 common shares                                        98               926                                             1,024
Purchase of stock for treasury                        (6)             (236)                                             (242)
Net change in unrealized gain (loss)
 on investments                                                                    (67,150)                          (67,150)
Net income                                                                                            26,567          26,567
                                              ----------       -----------     -----------       -----------     -----------
BALANCE, JUNE 30, 1994                        $   27,989       $   125,703     $   (17,238)      $   731,601     $   868,055
                                              ==========       ===========     ===========       ===========     ===========


BALANCE, JANUARY 1, 1995                      $   28,050       $   126,225     $   (41,309)      $   768,849     $   881,815
Exercise of options to purchase
 common shares                                       138             1,473                                             1,611
Purchase of stock for treasury                       (11)             (520)                                             (531)
Net change in unrealized gain (loss)
 on investments                                                                     58,777                            58,777
Net income                                                                                            33,732          33,732
                                              ----------       -----------     -----------       -----------     -----------
BALANCE, JUNE 30, 1995                        $   28,177       $   127,178     $    17,468       $   802,581     $   975,404
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

     2. As more fully described in the 1994 10-K, the most recent statistical studies of trading stamp redemptions have indicated that the historical pattern of redemptions has changed and that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. Accordingly, the Company has been amortizing the aggregate apparent excess over a five year period. As a result, cost of goods sold applicable to the trading stamp operations reflects a credit of approximately $2,700,000 and $6,000,000 for the six month periods ended June 30, 1995 and 1994, respectively, and $1,400,000 and $3,000,000 for the three month periods ended June 30, 1995 and 1994, respectively. Based on the latest studies, the unamortized apparent excess at June 30, 1995 was approximately $2,679,000.

     3. During the first quarter of 1994, the Company sold its remaining interest in 6% U.S. dollar denominated El Salvador Government bonds. Including principal payments received prior to the sale, the Company reported a pre-tax gain of approximately $8,458,000, which gain is included in the caption "Investment and other income" for the six month period ended June 30, 1994.

     4. In connection with the settlement of certain litigation during the second quarter of 1995, the Company reported a gain, net of expenses, of approximately $3,800,000. The gain is included in the caption "Investment and other income" for the six and three month periods ended June 30, 1995.

     5. In June 1995, the Company purchased a 46.4% common stock interest in MK Gold Company ("MK Gold") from Morrison Knudsen Corporation ("MKC") for an aggregate cash purchase price of $22,500,000. In addition, the Company purchased at par all of a lender's interest under a $20,000,000 revolving credit facility with MK Gold, of which approximately $15,000,000 was outstanding. MK Gold, an international gold mining company whose shares are quoted on the Nasdaq National Market System, reported total assets and stockholders' equity of $96,566,000 and $68,288,000, respectively, at March 31, 1995.

     6. On May 26, 1995, the Company's Colonial Penn Group property and casualty subsidiaries entered into an agreement with the California Department of Insurance to settle their Proposition 103 rollback refund for approximately $17,000,000, which is substantially less than the Insurance

         Department's original assessment. The fairness of this settlement is being challenged in an administrative proceeding by a California consumer group, which has also challenged the Proposition 103 settlements of other insurance companies. A hearing has been scheduled for October 10, 1995. The Colonial Penn Group and the Insurance Department are defending the settlement; however, no assurance can be given that this settlement will be upheld. The Company believes that the ultimate resolution of this matter will not have a material adverse affect on the Company's financial condition or results of operations and will not exceed reserves established in prior years.

     7. In June 1995, the Company sold $100,000,000 principal amount of its newly authorized 8 1/4% Senior Subordinated Notes due 2005 in an underwritten public offering. A portion of the proceeds was used to repay indebtedness outstanding under the Company's revolving credit agreements incurred in connection with the acquisition of MK Gold. The remaining proceeds were added to working capital.

     8. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 29,293,000 and 29,102,000 for the six month periods ended June 30, 1995 and 1994, respectively, and 29,296,000 and 29,059,000 for the three month periods ended June 30, 1995 and 1994, respectively.

         Fully diluted earnings per share was calculated as described above and, for 1995, also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into Common Shares and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for the 1994 periods since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used to calculate fully diluted earnings per share was 31,070,000 and 29,102,000 for the six month periods ended June 30, 1995 and 1994, respectively, and 31,109,000 and 29,059,000 for the three month periods ended June 30, 1995 and 1994, respectively.

     9. Cash paid (received) for interest and income taxes (net of refunds) was $25,472,000 and ($20,000), respectively, for the six month period ended June 30, 1995 and $23,220,000 and $6,974,000, respectively, for the six month period ended June 30, 1994.

     10. In July 1995, the Company declared a two-for-one stock split payable on November 15, 1995 in the form of a 100% stock dividend to shareholders of record on November 1, 1995. The Board of Directors of the Company has also stated its current intention to declare and pay a $.25 per common share cash dividend in December 1995 on each common share outstanding after giving effect to the stock split (the equivalent of a dividend of $.50 per pre-stock split common share). Although the Board has not taken any action with respect to the cash dividend, the Board anticipates that, absent the occurrence of a material adverse change to the Company's current business or financial condition, it will authorize the cash dividend during the fourth quarter of 1995. Per share amounts and common shares outstanding in this Form 10-Q have not been restated to reflect the stock split.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


     The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1994 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

     During each of the six month periods ended June 30, 1995 and 1994, the Company operated profitably and net cash was provided from operations.

     During the six months ended June 30, 1995, the Company used its revolving bank credit agreement facilities to meet daily cash requirements and in connection with the MK Gold transaction.

     In June 1995, the Company purchased a 46.4% common stock interest in MK Gold from MKC for an aggregate cash purchase price of $22,500,000. In addition, the Company purchased at par all of a lender's interest under a $20,000,000 revolving credit facility with MK Gold, of which approximately $15,000,000 was outstanding.

     In June 1995, the Company sold $100,000,000 principal amount of its newly authorized 8 1/4% Senior Subordinated Notes due 2005 in an underwritten public offering. A portion of the proceeds was used to repay indebtedness outstanding under the Company's revolving credit agreements incurred in connection with the acquisition of MK Gold. The remaining proceeds were added to working capital.

     During the second quarter of 1995, the Company purchased 2,365,200 common shares of Rockefeller Center Properties, Inc. ("RCP") for approximately $11,130,000, which increased its equity interest in RCP to 7.1%. RCP is a real estate investment trust, the principal asset of which is a $1.3 billion collateralized loan to the owners of the land and buildings known as Rockefeller Center in New York City.

     As more fully described in the 1994 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of decreases in market interest rates during 1995, the unrealized loss on investments at the end of 1994 became an unrealized gain of $17,468,000 as of June 30, 1995. While this has resulted in an increase in shareholders' equity, it had no effect on results of operations or cash flows.

     In July 1995, pursuant to the chapter 11 reorganization plan of HomeFed Corporation ("HFC"), the Company acquired 41.2% of HFC's common stock for a net cash investment of approximately $4,200,000.
     In addition, the Company entered into a $20 million eight year secured loan with HFC, which is convertible into additional shares of HFC common stock after three years (subject to certain conditions) and which bears interest at the rate of 12% per year. HFC is a public company headquartered in Salt Lake City, Utah, whose subsidiaries develop real property.

     In July 1995, the Company purchased approximately 52 acres of unimproved land zoned for residential and commercial development in Walton County, Florida, for approximately $13,000,000. The Company plans to make certain improvements to the property, which will be subdivided into approximately 230 lots and sold in phases.

                              RESULTS OF OPERATIONS

                  THE 1995 PERIODS COMPARED TO THE 1994 PERIODS

     Earned premium revenues of the Colonial Penn P&C Group were approximately $235,189,000 and $214,657,000 for the six month periods ended June 30, 1995 and 1994, respectively, and $120,022,000 and $108,933,000 for the three month periods ended June 30, 1995 and 1994, respectively. The increase in earned premiums principally resulted from acquired blocks of assigned risk business from other insurance companies, offset in part by modest declines in policies in force in other business lines. However, voluntary automobile policies in force at June 30, 1995 were slightly greater than policies in force at December 31, 1994, as new business generated in the 1995 periods exceeded lapsed business.

     Earned premium revenues and commissions of the property and casualty insurance operations of the Empire Group were approximately $157,342,000 and $139,485,000 for the six month periods ended June 30, 1995 and 1994, respectively, and $79,621,000 and $70,827,000 for the three month periods ended June 30, 1995 and 1994, respectively. The increase in premium revenue principally resulted from growth of policies in force and rate increases.

     The Company's loss ratios for its property and casualty operations were as follows:


                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 --------------------  ------------------
                                     1995  1994          1995   1994
                                     ----  ----          ----   ----
               Loss Ratio:
                 GAAP               88.3%  78.9%        86.4%   83.8%
                 SAP                83.9%  77.5%        84.0%   83.0%
               Expense Ratio:
                 GAAP               14.7%  19.1%        15.8%   18.1%
                 SAP                14.8%  17.2%        15.4%   16.7%
               Combined Ratio:
                 GAAP              103.0%  98.0%       102.2%  101.9%
                 SAP                98.7%  94.7%        99.4%   99.7%

     The increase in the loss ratios reflects additional payments related to prior years claims (principally no-fault claims) of the Empire Group. In addition, during the second quarter of 1995, the Empire Group strengthened reserves principally applicable to automobile lines. The loss ratios for the Colonial Penn P&C Group reflect higher losses related to acquired blocks of automobile assigned risk business, which are partially offset by service fee income reflected as a reduction to the expense ratios. The 1995 combined ratios reflect lower aggregate catastrophe losses and related loss adjustment expenses estimated at approximately $1,900,000 for the six month period ended June 30, 1995 compared with $16,510,000 (including approximately $11,000,000 related to the California earthquake) for the six month period ended June 30, 1994 (primarily all in the first quarter of 1994).

     Earned premium revenues of the life and health insurance operations were approximately $84,991,000 and $87,657,000 for the six month periods ended June 30, 1995 and 1994, respectively, and $42,919,000 and $44,456,000 for the three month periods ended June 30, 1995 and 1994, respectively. Premium revenues and provision for insurance losses and policy benefits of the life and health operations reflect the continued profitable growth of the Graded Benefit Life product. Premium revenues also reflect the run-off of the agent sold Medicare supplement business, which had less favorable loss experience in 1995.

     Manufacturing revenues decreased in the 1995 periods as compared to the 1994 periods principally due to reduced demand from customers of the bathroom vanities division and a factory fire at the fibers division. This decrease was partially offset by increased sales in the 1995 periods at the wire and cable divisions, and increased sales at the plastics division for the six month period ended June 30, 1995. The decrease in manufacturing gross profit in the 1995 periods as compared to the 1994 periods principally reflects the decrease in manufacturing sales, increased raw material costs at most divisions and the factory fire at the fibers division.

     Trading stamp revenues decreased in the 1995 periods compared to the 1994 periods principally due to reduced demand from existing customers. Cost of goods sold applicable to the trading stamp operations reflects amortization of the apparent excess in the liability for unredeemed trading stamps of approximately $2,700,000 and $6,000,000 for the six month periods ended June 30, 1995 and 1994, respectively, and $1,400,000 and $3,000,000 for the three month periods ended June 30, 1995 and 1994, respectively.

     Finance revenues reflect the level of consumer instalment loans. As more fully described in the 1994 10-K, based on its experience in providing collateralized automobile loans to individuals with poor credit histories, the Company concluded that there were opportunities for successful expansion of this business. Accordingly, on a controlled basis the Company is increasing its investments in such loans. The Company's actual loss experience has increased during this expansion, which reflects the additional competition that has recently entered this market. However, actual losses remain less than the 6% reserve maintained on this portfolio. At June 30, 1995 and December 31, 1994, these loans aggregated $135,659,000 and $129,512,000, respectively.

     Investment and other income increased in the 1995 periods compared to the 1994 periods as a result of higher available interest rates and increased fee income related to acquired blocks of automobile assigned risk business. Investment and other income in the 1995 periods includes a gain, net of expenses, of approximately $3,800,000 related to the settlement of certain litigation. Investment and other income for the six month period ended June 30, 1994 includes approximately $8,458,000 related to the disposition of the El Salvador Government bonds.

     Net securities losses were $228,000 and $11,123,000 for the six month periods ended June 30, 1995 and 1994, respectively, and $640,000 and $9,656,000 for the three month periods ended June 30, 1995 and 1994, respectively. Included in the six month period ended June 30, 1994 are provisions for write-downs of investments of approximately $3,568,000.

     Higher interest expense in the 1995 periods as compared to the 1994 periods principally reflects the increased level of borrowings outstanding. Interest expense also reflects the level of deposits at the Company's banking and industrial loan subsidiaries and an increase in interest rates related to those deposits.

     The increase in selling, general and other expenses in the 1995 periods as compared to the 1994 periods principally reflects operating expenses of real estate properties acquired during 1994, increased provisions for loan losses and expenses relating to certain investing activities. The real estate properties acquired in 1994 did not generate significant revenues during the 1995 periods.

     The decrease in the effective income tax rate in the 1995 periods as compared to the 1994 periods reflects a reduction in the tax provision for the resolution of certain federal tax contingencies and, for the six month period ended June 30, 1995, a reduction in the tax provision for the favorable resolution of a state tax matter.

     The number of shares used to calculate primary earnings per share amounts was 29,293,000 and 29,102,000 for the six month periods ended June 30, 1995 and 1994, respectively, and 29,296,000 and 29,059,000 for the three month periods ended June 30, 1995 and 1994, respectively. The number of shares used to calculate fully diluted earnings per share amounts was 31,070,000 and 29,102,000 for the six month periods ended June 30, 1995 and 1994, respectively, and 31,109,000 and 29,059,000 for the three month periods ended June 30, 1995 and 1994, respectively. The increase in the number of shares utilized in calculating per share amounts was principally caused by the increase in the market price of the Company's common stock. In addition, for fully diluted per share amounts, the 5 1/4% Convertible Subordinated Debentures due 2003 were not assumed to have been converted in 1994 since the effect of such assumed conversion would have been to increase earnings per share.

                           PART II - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

              The Annual Meeting of Shareholders of the Company was held on May 3, 1995. At the meeting:

              1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.


                Name                        Votes For     Votes Withheld
                ------------------------   -----------   ---------------
                Ian M. Cumming              23,891,973       4,249,239
                Joseph S. Steinberg         23,883,691       4,257,521
                Paul M. Dougan              23,891,749       4,249,463
                Lawrence D. Glaubinger      24,059,307       4,081,905
                James E. Jordan             24,011,171       4,130,041
                John W. Jordan II           23,892,169       4,249,043
                Jesse Clyde Nichols, III    23,891,417       4,249,795

              2. The selection of Coopers & Lybrand L.L.P. as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1995 was ratified by the shareholders, as follows:

                Votes For                       24,028,968
                Votes Against                        7,293
                Abstentions                         23,024
                Broker Non-Votes                         0


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              A)  EXHIBITS.

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



                                      LEUCADIA NATIONAL CORPORATION
                                               (Registrant)



     Date: August 8, 1995             By: /s/ Joseph A. Orlando
                                         ----------------------------------
                                        Joseph A. Orlando
                                        Vice President and Comptroller
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

     Exhibit                                              Exemption
     Number                   Description                 Indication
     -------                  -----------                 ----------

        27                     Financial Data Schedule