Form 10-Q
period 1995-09-30
LEUCADIA NATIONAL CORP
filed 1995-11-13
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the transition period from         to

                          Commission File Number 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)

             New York                                     13-2615557
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                          Identification Number)


  315 Park Avenue South, New York, New York            10010-3607
   (Address of principal executive offices)            (Zip Code)

                                 (212) 460-1900
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES     NO
                          ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 8, 1995: 60,122,974 (after giving effect to the stock split described herein).

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1995 and December 31, 1994
(Dollars in thousands, except par value)

                                                                                           SEPTEMBER 30,             December 31,
                                                                                               1995                      1994
                                                                                               ----                      ----
                                                                                           (Unaudited)

ASSETS
Investments:
  Available for sale (aggregate cost of $2,490,223 and $2,396,288)                     $      2,515,390          $     2,331,288
  Trading securities (aggregate cost of $30,807 and $53,312)                                     31,760                   52,231
  Held to maturity (aggregate fair value of $61,011 and $52,820)                                 60,752                   54,586
  Policyholder loans                                                                             17,764                   17,943
  Other long-term investments, including accrued interest income                                 68,204                   56,347
                                                                                       ----------------          ---------------
       Total investments                                                                      2,693,870                2,512,395
Cash and cash equivalents                                                                       428,261                  252,495
Reinsurance receivable, net                                                                     270,205                  310,682
Trade, notes and other receivables, net                                                         527,061                  463,981
Prepaids and other assets                                                                       254,857                  245,476
Property, equipment and leasehold improvements, net                                             112,414                  110,887
Deferred policy acquisition costs                                                                90,797                   74,536
Deferred income taxes                                                                           112,016                  144,631
Separate and variable accounts                                                                  466,495                  420,398
Investments in associated companies                                                             179,643                  138,565
                                                                                       ----------------          ---------------
                Total                                                                  $      5,135,619          $     4,674,046
                                                                                       ================          ===============

LIABILITIES
Customer banking deposits                                                              $        199,733          $       179,888
Trade payables and expense accruals                                                             264,243                  189,280
Other liabilities                                                                               112,125                  106,046
Income taxes payable                                                                             37,422                   39,491
Policy reserves                                                                               1,961,124                1,964,730
Unearned premiums                                                                               464,194                  413,546
Separate and variable accounts                                                                  466,315                  419,355
Liability for unredeemed trading stamps                                                          36,642                   42,433
Debt, including current maturities                                                              525,757                  425,848
                                                                                       ----------------          ---------------
       Total liabilities                                                                      4,067,555                3,780,617
                                                                                       ----------------          ---------------
Minority interest                                                                                 9,910                   11,614
                                                                                       ----------------          ---------------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 60,105,374 and 56,100,074 shares issued and outstanding, after deducting
   54,319,654 and 54,305,016 shares held in treasury                                             60,105                   56,100
Additional paid-in capital                                                                      159,516                   98,175
Net unrealized gain (loss) on investments                                                        14,226                  (41,309)
Retained earnings                                                                               824,307                  768,849
                                                                                       ----------------          ---------------
       Total shareholders' equity                                                             1,058,154                  881,815
                                                                                       ----------------          ---------------
                Total                                                                  $      5,135,619          $     4,674,046
                                                                                       ================          ===============

See notes to interim consolidated financial statements.

                                        2
NYFS04...:\30\76830\0001\6678\FRMN095V.110


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended September 30, 1995 and 1994
(Unaudited)

                                                                    For the Three                            For the Nine
                                                                 Month Period Ended                       Month Period Ended
                                                                    September 30,                            September 30,
                                                               -----------------------                  ------------------------
                                                               1995               1994                  1995                1994
                                                               ----               ----                  ----                ----
                                                                           (In thousands, except per share amounts)

REVENUES:
   Insurance revenues and commissions                   $     250,155      $    231,920        $        727,677   $      673,719
   Manufacturing                                               42,428            45,935                 131,234          139,316
   Trading stamps                                               4,435             4,844                  13,607           14,886
   Finance                                                     13,512            12,202                  40,292           32,732
   Investment and other income                                 68,670            55,326                 204,063          162,465
   Net securities gains (losses)                               11,787            (2,764)                 11,559          (13,887)
                                                        -------------      ------------        ----------------   --------------
                                                              390,987           347,463               1,128,432        1,009,231
                                                        -------------      ------------        ----------------   --------------
EXPENSES:
   Provision for insurance losses and policy benefits         214,442           182,164                 619,507          544,029
   Amortization of deferred acquisition costs                  25,981            19,415                  73,344           58,844
   Cost of goods sold:
     Manufacturing                                             31,571            34,151                 100,783          100,042
     Trading stamps                                             1,025              (189)                  3,318             (273)
   Interest                                                    14,318            11,071                  38,723           32,546
   Salaries                                                    22,272            22,212                  65,885           64,563
   Selling, general and other expenses                         52,339            49,751                 149,821          138,971
   Minority interest                                               36               342                     345              806
                                                        -------------      ------------        ----------------   --------------
                                                              361,984           318,917               1,051,726          939,528
                                                        -------------      ------------        ----------------   --------------

   Income before income taxes                                  29,003            28,546                  76,706           69,703
                                                        -------------      ------------        ----------------   --------------

Income taxes:
   Current                                                     (4,202)              174                     144            8,297
   Deferred                                                    11,479             7,128                  21,104           13,595
                                                        -------------      ------------        ----------------   --------------
                                                                7,277             7,302                  21,248           21,892
                                                        -------------      ------------        ----------------   --------------

   Net income                                           $      21,726      $     21,244        $         55,458   $       47,811
                                                        =============      ============        ================   ==============

Earnings per common and dilutive
   common equivalent share                                       $.37              $.37                    $.94             $.82
                                                                 ====              ====                    ====             ====

Fully diluted earnings per common share                          $.36              $.36                    $.93             $.82
                                                                 ====              ====                    ====             ====



See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
                                                                                              1995                   1994
                                                                                              ----                   ----
                                                                                                 (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $        55,458         $        47,811
Adjustments to reconcile net income to net cash provided by operations:
 Provision for deferred income taxes                                                          21,104                  13,595
 Depreciation and amortization of property, equipment and leasehold improvements              13,241                  12,627
 Other amortization                                                                           72,844                  65,404
 Provision for doubtful accounts                                                              11,515                   9,964
 Net securities (gains) losses                                                               (11,559)                 13,887
 Equity in losses of associated companies                                                      1,552                   5,585
 (Gain) related to El Salvador Government bonds receivable                                     --                     (8,458)
 Purchases of investments classified as trading                                              (97,894)               (100,506)
 Proceeds from sales of investments classified as trading                                    124,337                  93,327
 Deferred policy acquisition costs incurred and deferred                                     (89,605)                (75,927)
 Net change in:
   Reinsurance receivable                                                                     40,335                 132,507
   Trade, notes and other receivables                                                        (48,597)                (42,181)
   Prepaids and other assets                                                                 (14,297)                (17,501)
   Trade payables and expense accruals                                                       (24,611)                 21,742
   Other liabilities                                                                          (2,636)                 (7,295)
   Income taxes                                                                               (2,069)                 (1,272)
   Policy reserves                                                                             9,850                (113,808)
   Unearned premiums                                                                          50,648                  48,936
 Other                                                                                        (1,631)                  2,042
                                                                                     ---------------         ---------------
  Net cash provided by operating activities                                                  107,985                 100,479
                                                                                     ---------------         ---------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                   (43,821)                (69,624)
Proceeds from disposals of real estate, property and equipment                                16,112                   6,529
Advances on loan receivables                                                                (118,702)               (133,810)
Investment in MK Gold Company in 1995 and Caja and HSD Venture in 1994                       (22,474)                (88,144)
Principal collections on loan receivables                                                     93,727                  88,942
Purchases of investments (other than short-term)                                          (1,176,314)               (876,256)
Proceeds from maturities of investments                                                      450,783                 282,032
Proceeds from sales of investments                                                           720,242                 672,265
                                                                                     ---------------         ---------------
  Net cash used for investing activities                                                     (80,447)               (118,066)
                                                                                     ---------------         ---------------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit agreement and other short-term borrowings                                   115                     279
Net change in customer banking deposits                                                       19,539                  (7,550)
Net change in policyholder account balances                                                  (13,456)                (14,239)
Issuance of long-term debt, net of issuance costs                                            101,390                  50,000
Reduction of long-term debt                                                                   (3,096)                (26,342)
Sale of common shares and exercise of warrants, net of expenses                               43,736                   --
                                                                                     ---------------         ---------------
  Net cash provided by financing activities                                                  148,228                   2,148
                                                                                     ---------------         ---------------

  Net increase (decrease) in cash and cash equivalents                                       175,766                 (15,439)
Cash and cash equivalents at January 1,                                                      252,495                 291,414
                                                                                     ---------------         ---------------
Cash and cash equivalents at September 30,                                           $       428,261         $       275,975
                                                                                     ===============         ===============

See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 1995 and 1994
(Unaudited)



                                                                                  Net
                                             Common                            Unrealized
                                             Shares          Additional          Gain
                                             $1 Par           Paid-In          (Loss) on          Retained
                                              Value           Capital          Investments        Earnings            Total
                                              -----           -------          -----------        --------            -----
                                                                       (Thousands of dollars)
BALANCE, JANUARY 1, 1994                  $     55,794     $     97,116    $      49,912      $     705,034   $        907,856
Exercise of options to purchase
  common shares                                    236            1,023                                                  1,259
Purchase of stock for treasury                     (14)            (267)                                                  (281)
Net change in unrealized gain (loss)
  on investments                                                                 (70,809)                              (70,809)
Net income                                                                                           47,811             47,811
                                          ------------     ------------    -------------      -------------   ----------------

BALANCE, SEPTEMBER 30, 1994               $     56,016     $     97,872    $     (20,897)     $     752,845   $        885,836
                                          ============     ============    =============      =============   ================



BALANCE, JANUARY 1, 1995                  $     56,100     $     98,175    $     (41,309)     $     768,849   $        881,815
Exercise of options to purchase
  common shares                                    368            1,912                                                  2,280
Purchase of stock for treasury                     (29)            (698)                                                  (727)
Exercise of warrants to purchase
  common shares (net of expenses)
  and related income tax benefit                 3,188           47,736                                                 50,924
Issuance of common shares, net of
  underwriting discounts                           478           12,391                                                 12,869
Net change in unrealized gain (loss)
  on investments                                                                  55,535                                55,535
Net income                                                                                           55,458             55,458
                                          ------------     ------------    -------------      -------------   ----------------

BALANCE, SEPTEMBER 30, 1995               $     60,105     $    159,516    $      14,226      $     824,307   $      1,058,154
                                          ============     ============    =============      =============   ================









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

        In July 1995, the Company declared a two-for-one stock split payable on November 15, 1995 in the form of a 100% stock dividend to shareholders of record on November 1, 1995. The financial statements (and notes thereto) give retroactive effect to the stock split for all periods presented. The Board of Directors of the Company has also stated its current intention to declare and pay a $.25 per common share cash dividend in December 1995 on each common share outstanding (after giving effect to the stock split). Although the Board has not taken any action with respect to the cash dividend, the Board anticipates that, absent the occurrence of a material adverse change to the Company's current business or financial condition, it will authorize the cash dividend during the fourth quarter of 1995.

2. As more fully described in the 1994 10-K, the most recent statistical studies of trading stamp redemptions have indicated that the historical pattern of redemptions has changed and that the recorded liability for unredeemed trading stamps is in excess of the amount that ultimately will be required to redeem trading stamps outstanding. Accordingly, the Company has been amortizing the aggregate apparent excess over a five year period. As a result, cost of goods sold applicable to the trading stamp operations reflects a credit of approximately $4,000,000 and $9,000,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and $1,300,000 and $3,000,000 for the three month periods ended September 30, 1995 and 1994, respectively. Based on the latest studies, the unamortized apparent excess at September 30, 1995 was approximately $1,340,000, exclusive of reserves for redemption service expenses of approximately $24,348,000. Recently, the Company entered into a contract with an independent third party to provide warehousing and certain gift fulfillment services. The Company believes that this agreement will reduce redemption service expenses and may result in a reduction in the reserve required for such costs.

3. During the first quarter of 1994, the Company sold its remaining interest in 6% U.S. dollar denominated El Salvador Government bonds. Including principal payments received prior to the sale, the Company reported a pre-tax gain of approximately $8,458,000, which gain is included in the caption "Investment and other income" for the nine month period ended September 30, 1994.

4. In connection with the settlement of certain litigation during the second quarter of 1995, the Company reported a gain, net of expenses, of approximately $3,800,000. The gain is included in the caption "Investment and other income" for the nine month period ended September 30, 1995.

5. In June 1995, the Company purchased a 46.4% common stock interest in MK Gold Company ("MK Gold") for an aggregate cash purchase price of $22,500,000. In addition, the Company purchased at par all of a lender's interest under a $20,000,000 revolving credit facility with MK Gold, of which approximately $15,000,000 was outstanding. This amount was repaid during the third quarter of 1995. MK Gold, an international gold mining company whose shares are quoted on the Nasdaq National Market System, reported total assets and stockholders' equity of $96,566,000 and $68,288,000, respectively, at March 31, 1995. The Company will account for its investment in MK Gold under the equity method of accounting based on a fiscal period ended three months prior to the end of the Company's reporting period.

6. On May 26, 1995, the Company's Colonial Penn Group property and casualty subsidiaries entered into an agreement with the California Department of Insurance to settle their Proposition 103 rollback refund for approximately $17,000,000, which is substantially less than the Insurance Department's original assessment. The fairness of this settlement was challenged in an administrative proceeding by a California consumer group, that has also challenged the Proposition 103 settlements of other insurance companies. Subsequent to a hearing held in October 1995, the Company and the consumer group reached a preliminary agreement to settle its Proposition 103 liability for an amount not materially different from its original agreement with the California Department of Insurance. The agreement must be approved by the administrative judge who presided at the hearing and the California Department of Insurance. The Company believes that the ultimate resolution of this matter will not have a material adverse affect on the Company's financial condition or results of operations and will not exceed reserves established in prior years.

7. In June 1995, the Company sold $100,000,000 principal amount of its newly authorized 8 1/4% Senior Subordinated Notes due 2005 in an underwritten public offering. A portion of the proceeds was used to repay indebtedness outstanding under the Company's revolving credit agreements incurred in connection with the acquisition of MK Gold. The remaining proceeds were added to working capital.

8. On September 13, 1995, Ian M. Cumming and Joseph S. Steinberg, Chairman of the Board and President of the Company, respectively, and certain members of Mr. Cumming's family exercised previously granted warrants to purchase an aggregate of 3,188,000 common shares and sold such shares in an underwritten public offering. In connection with such public offering, the Company granted the underwriters an over allotment option, which was exercised, for 478,200 common shares. Under the terms of the warrant agreement, the Company was required to pay expenses of the sale, other than underwriting discounts. As a result of the exercise of the warrants and the exercise of the over allotment option, the Company realized aggregate cash proceeds, net of expenses, of $43,736,000. For income tax purposes, the exercise of the warrants will result in the Company receiving a current income tax deduction of approximately $57,305,000. For financial reporting purposes, the benefit of such deduction ($20,057,000) was credited directly to shareholders' equity.

9. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 58,927,000 and 58,153,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and 59,427,000 and 58,055,000 for the three month periods ended September 30, 1995 and 1994, respectively.

        Fully diluted earnings per share was calculated as described above and also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into common shares and earnings increased for the interest on such debentures, net of the income tax effect. The number of shares used to calculate fully diluted earnings per share was 62,481,000 and 61,631,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and 62,984,000 and 61,533,000 for the three month periods ended September 30, 1995 and 1994, respectively.

10. Cash paid for interest and income taxes (net of refunds) was $37,138,000 and $2,221,000, respectively, for the nine month period ended September 30, 1995 and $32,694,000 and $9,564,000, respectively, for the nine month period ended September 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1994 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

During each of the nine month periods ended September 30, 1995 and 1994, the Company operated profitably and net cash was provided from operations.

During the nine months ended September 30, 1995, the Company used its revolving bank credit agreement facilities to meet daily cash requirements and in connection with the MK Gold transaction.

In June 1995, the Company purchased a 46.4% common stock interest in MK Gold for an aggregate cash purchase price of $22,500,000. In addition, the Company purchased at par all of a lender's interest under a $20,000,000 revolving credit facility with MK Gold, of which approximately $15,000,000 was outstanding. This amount was repaid during the third quarter of 1995.

In June 1995, the Company sold $100,000,000 principal amount of its newly authorized 8 1/4% Senior Subordinated Notes due 2005 in an underwritten public offering. A portion of the proceeds was used to repay indebtedness outstanding under the Company's revolving credit agreements incurred in connection with the acquisition of MK Gold. The remaining proceeds were added to working capital.

During the second quarter of 1995, the Company purchased 2,365,200 common shares of Rockefeller Center Properties, Inc. ("RCP") for approximately $11,130,000, which increased its equity interest in RCP to 2,713,900 shares (7.1%) at an average cost of $4.74 per share. RCP is a real estate investment trust, the principal asset of which is a $1.3 billion collateralized loan to the owners of the land and buildings known as Rockefeller Center in New York City. On November 7, 1995, RCP announced that, subject to shareholder approval, it had accepted an offer from a group led by Goldman, Sachs & Company to buy out the shareholders of RCP at a price of $8.00 per share. The Company is currently reviewing the offer.

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

On September 13, 1995, Ian M. Cumming and Joseph S. Steinberg, Chairman of the Board and President of the Company, respectively, and certain members of Mr. Cumming's family exercised previously granted warrants to purchase an aggregate of 3,188,000 common shares and sold such shares in an underwritten public offering. In connection with such public offering, the Company granted the underwriters an over allotment option, which was exercised, for 478,200 common shares. Under the terms of the warrant agreement, the Company was required to pay expenses of the sale, other than underwriting discounts. As a result of the exercise of the warrants and the exercise of the over allotment option, the Company realized aggregate cash proceeds, net of expenses of $43,736,000. For income tax purposes, the exercise of the warrants will result in the Company receiving a current income tax deduction of approximately $57,305,000. For financial reporting purposes, the benefit of such deduction ($20,057,000) was credited directly to shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.


As more fully described in the 1994 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of decreases in market interest rates during 1995, the unrealized loss on investments at the end of 1994 became an unrealized gain of $14,226,000 as of September 30, 1995. While this has resulted in an increase in shareholders' equity, it had no effect on results of operations or cash flows.

                              RESULTS OF OPERATIONS

                  THE 1995 PERIODS COMPARED TO THE 1994 PERIODS

Earned premium revenues of the Colonial Penn P&C Group were approximately $363,757,000 and $327,104,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and $128,568,000 and $112,447,000 for the three month periods ended September 30, 1995 and 1994, respectively. The increase in earned premiums principally resulted from acquired blocks of assigned risk business from other insurance companies and increased premium volume on voluntary automobile policies. Voluntary automobile policies in force at September 30, 1995 were slightly greater than policies in force at December 31, 1994, as new business generated in the 1995 periods exceeded lapsed business.

Earned premium revenues and commissions of the property and casualty insurance operations of the Empire Group were approximately $238,069,000 and $216,350,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and $80,727,000 and $76,865,000 for the three month periods ended September 30, 1995 and 1994, respectively. The increase in premium revenue principally resulted from growth of policies in force and rate increases.

The Company's loss ratios for its property and casualty operations were as follows:

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                           September 30,
                                                 ----------------------------            --------------------------
                                                   1995                1994                1995              1994
                                                   ----                ----                ----              ----
            Loss Ratio:
                GAAP                               88.5%               78.4%               87.2%             82.0%
                SAP                                85.3%               79.0%               84.5%             81.6%
            Expense Ratio:
                GAAP                               16.7%               18.3%               16.1%             18.1%
                SAP                                15.5%               17.6%               15.4%             17.0%
            Combined Ratio:
                GAAP                              105.2%               96.7%              103.3%            100.1%
                SAP                               100.8%               96.6%               99.9%             98.6%

The increase in the combined ratios is primarily attributable to the Empire Group, which, principally during the first half of 1995, made additional payments related to 1994 claims (primarily no-fault claims). In addition, during the 1995 periods the Empire Group's reserves were strengthened in workmen's compensation and automobile lines, principally as a result of revised loss development patterns. The loss development may indicate that the new automobile business acquired during recent years will have greater ultimate loss experience than previously expected. Should actual loss development prove to be greater than expected, additional reserve strengthening will occur. The Empire Group will continue to analyze loss development patterns on a quarterly basis and will evaluate the adequacy of its loss reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.


The loss ratios for the Colonial Penn P&C Group reflect higher losses related to acquired blocks of automobile assigned risk business, which are partially offset by service fee income reflected as a reduction to the expense ratios. The combined ratios reflect aggregate catastrophe losses and related loss adjustment expenses estimated at approximately $2,990,000 for the nine month period ended September 30, 1995 compared with $16,560,000 (including approximately $11,560,000 related to the California earthquake) for the nine month period ended September 30, 1994 (primarily all in the first quarter of 1994).

Earned premium revenues of the life and health insurance operations were approximately $125,851,000 and $130,265,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and $40,860,000 and $42,608,000 for the three month periods ended September 30, 1995 and 1994, respectively. Premium revenues and provision for insurance losses and policy benefits of the life and health operations reflect the continued profitable growth of the Graded Benefit Life product. Premium revenues also reflect the run-off of the agent sold Medicare supplement business, which had less favorable loss experience in 1995.

Manufacturing revenues decreased in the 1995 periods as compared to the 1994 periods principally due to reduced demand from customers of the bathroom vanities division and a factory fire at the fibers division. This decrease was partially offset by increased sales in the 1995 periods at the plastics division, and increased revenues at the wire and cable divisions for the nine month period ended September 30, 1995. The decrease in manufacturing gross profit in the 1995 periods as compared to the 1994 periods principally reflects the decrease in manufacturing sales, increased raw material costs at most divisions and the fire at the fibers division. In addition, during the third quarter of 1995, the Company sold a division that manufactured office furnishing systems and recognized a loss of approximately $1,100,000.

Trading stamp revenues decreased in the 1995 periods compared to the 1994 periods principally due to reduced demand from existing customers. Cost of goods sold applicable to the trading stamp operations reflects amortization of the apparent excess in the liability for unredeemed trading stamps of approximately $4,000,000 and $9,000,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and $1,300,000 and $3,000,000 for the three month periods ended September 30, 1995 and 1994, respectively.

Finance revenues reflect the level of consumer instalment loans. As more fully described in the 1994 10-K, based on its experience in providing collateralized automobile loans to individuals with poor credit histories, the Company concluded that there were opportunities for successful expansion of this business. Accordingly, on a controlled basis the Company is increasing its investments in such loans. The Company's actual loss experience has increased during this expansion, which in part reflects additional competition that has recently entered this market. However, actual losses remain less than the 6% reserve maintained on this portfolio. At September 30, 1995 and December 31, 1994, these loans aggregated $135,400,000 and $129,512,000, respectively.

Investment and other income increased in the 1995 periods compared to the 1994 periods as a result of higher available interest rates and increased fee income related to acquired blocks of automobile assigned risk business. Investment and other income for the nine month period ended September 30, 1995 includes a gain, net of expenses, of approximately $3,800,000 related to the settlement of certain litigation. Investment and other income for the nine month period ended September 30, 1994 includes approximately $8,458,000 related to the disposition of the El Salvador Government bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.

Net securities gains (losses) were $11,559,000 and ($13,887,000) for the nine month periods ended September 30, 1995 and 1994, respectively, and $11,787,000 and ($2,764,000) for the three month periods ended September 30, 1995 and 1994, respectively. Principally during the third quarter of 1995, the Company sold its interest in Washington Mutual, Inc. (the successor by merger to Olympus Capital Corporation, in which the Company had a 17% interest) and recorded a gain of $8,152,000. Included in the nine month period ended September 30, 1994 are provisions for write-downs of investments of approximately $3,568,000.

Higher interest expense in the 1995 periods as compared to the 1994 periods principally reflects an increased level of borrowings. Interest expense also reflects the level of deposits at the Company's banking and industrial loan subsidiaries and an increase in interest rates related to those deposits.

The increase in selling, general and other expenses in the 1995 periods as compared to the 1994 periods principally reflects operating expenses of real estate properties acquired during 1994, increased employee insurance costs, expenses relating to certain investing activities and, for the nine month period ended September 30, 1995, increased provision for bad debts. The real estate properties acquired in 1994 did not generate significant revenues during the 1995 periods.

The provision for income taxes in the 1995 periods reflects a reduction for the resolution of certain federal tax contingencies and, for the nine month period ended September 30, 1995, a reduction in the tax provision for the favorable resolution of a state tax matter. The provisions for income taxes in the 1994 periods were reduced to reflect certain tax benefits and foreign tax credits.

The number of shares used to calculate primary earnings per share amounts was 58,927,000 and 58,153,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and 59,427,000 and 58,055,000 for the three month periods ended September 30, 1995 and 1994, respectively. The number of shares used to calculate fully diluted earnings per share amounts was 62,481,000 and 61,631,000 for the nine month periods ended September 30, 1995 and 1994, respectively, and 62,984,000 and 61,533,000 for the three month periods ended September 30, 1995 and 1994, respectively. The increase in the number of shares utilized in calculating per share amounts was principally caused by the increase in the market price of the Company's common stock.

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


                                 LEUCADIA NATIONAL CORPORATION
                                         (Registrant)





Date: November 13, 1995          By /s/ Joseph A. Orlando
                                   ----------------------------------------
                                    Joseph A. Orlando
                                    Vice President and Comptroller
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                                            Exemption
  Number           Description                                       Indication
  ------           -----------                                       ----------

      27           Financial Data Schedule.