Form 10-K
period 1995-12-31
LEUCADIA NATIONAL CORP
filed 1996-03-28
CIK 96223

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-K

                               -------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1995
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  1-5721

                       LEUCADIA NATIONAL CORPORATION
--------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               New York                             13-2615557
--------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                          315 Park Avenue South
                         New York, New York  10010
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

8-1/4% Senior Subordinated Notes due        New York Stock Exchange
  June 15, 2005

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 22, 1996 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $954,574,269.

On March 22, 1996, the registrant had outstanding 60,241,006 shares of Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1996 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                     PART I

     Item 1.   Business.
     ------    --------
                                   THE COMPANY

     GENERAL

          The Company is a diversified financial services holding company principally engaged in personal and commercial lines of property and casualty insurance, life and health insurance, banking and lending and manufacturing. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value.

          Shareholders' equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,111,491,000 at December 31, 1995, equal to a book value per common share of negative $.11 at December 31, 1978 and $18.47 at December 31, 1995.

          The Company's principal operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life insurance products to niche markets. The Company's principal personal lines insurance products are automobile insurance, homeowners insurance, graded benefit life insurance marketed primarily to the age 50-and-over population and variable annuity products. The Company's principal commercial lines are property and casualty products provided for multi-family residential real estate, retail establishments and livery vehicles in the New York metropolitan area. For the year ended December 31, 1995, the Company's insurance segments contributed 78% of total revenue and, at December 31, 1995, constituted 77% of consolidated assets.

          The Company's insurance subsidiaries have a diversified investment portfolio of securities, substantially all of which are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P"). Investments in mortgage loans, real estate and non-investment grade securities represented 2.5% of the insurance subsidiaries' portfolio at December 31, 1995.

          The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Company (the "FDIC"). One of the Company's principal lending activities is providing automobile loans to individuals with poor credit histories. The Company's manufacturing operations primarily manufacture products for the "do-it-yourself" home improvement market and for industrial and agricultural markets.

          Starting in 1994, the Company has made investments outside the United States in Russia and Argentina and expects to increase its investments in Russia in 1996. For more information concerning these investments see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

          The Company and certain of its subsidiaries have substantial tax loss carryforwards. The amount and availability of the tax loss carryforwards are subject to certain qualifications, limitations and uncertainties as more fully discussed in the Notes to the Consolidated Financial Statements.

          On November 15, 1995, the Company effected a two-for-one stock split of the common shares of the Company (the "Common Shares") in the form of a 100% stock dividend (the "Stock Split"). The dividend was paid to shareholders of record at the close of business on November 1, 1995. Per share amounts set forth in this Report have been adjusted to reflect the Stock Split.

          As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                  Financial Information About Industry Segments
                  ---------------------------------------------

          Certain information concerning the Company's operations is presented in the following table.

                                                  Year Ended December 31,
                                              -------------------------------
                                                 1995        1994       1993
                                                 ----        ----       ----
                                                        (In millions)
      Revenues:
      --------
        Property and Casualty Insurance        $  984.3    $  872.1   $  842.1
        Life Insurance                            223.6       223.3      286.3
        Banking and Lending                        58.6        49.0       38.2
        Manufacturing                             166.3       180.1      173.8
        Corporate and Other (a)                   125.5        59.9       67.7
                                               --------    --------   --------
                                               $1,558.3    $1,384.4   $1,408.1
                                               ========    ========   ========

      Income (loss) before income taxes:
      ---------------------------------
        Property and Casualty Insurance        $   78.9    $   96.4   $  128.0
        Life Insurance                             53.7        49.1       62.0
        Banking and Lending                        16.7        16.3       12.6
        Manufacturing                             (18.0)      (11.7)      (2.2)
        Corporate and Other (a)(b)                   .9       (49.8)     (23.5)
                                               --------    --------   --------
                                               $  132.2    $  100.3   $  176.9
                                               ========    ========   ========

      Identifiable assets employed:
      ----------------------------
        Property and Casualty Insurance        $2,374.2    $2,117.9   $2,169.6
        Life Insurance                          1,538.4     1,515.1    1,610.5
        Banking and Lending                       336.8       316.4      262.6
        Manufacturing                              83.6        93.5      101.0
        Corporate and Other (c)                   774.9       631.1      545.6
                                               --------    --------   --------
                                               $5,107.9    $4,674.0   $4,689.3
                                               ========    ========   ========

          At December 31, 1995, the Company and its consolidated subsidiaries had 4,271 full-time employees.

     ----------------
     (a) Includes Jordan Associated Companies (described below), gains (losses) from certain investments and real estate and other operations, including incentive services. Incentive services is no longer considered a material segment of the Company's operations principally due to declining sales and profits. In 1995, includes a $41,030,000 gain related to the return of two of the Company's legal subsidiaries, which were formerly under the control of the Wisconsin Insurance Commissioner (the "WMAC Companies").

     (b) Includes corporate interest expense and overhead, including expenses related to certain acquisition and investing activities.

     (c) Principally consists of cash, investments, real estate, receivables and, at December 31, 1995, 1994 and 1993, the deferred income tax asset of $103,466,000, $144,631,000 and $114,001,000, respectively.


                              INSURANCE OPERATIONS

     GENERAL

          The Company engages in the personal property and casualty and life and health insurance businesses on a nationwide basis and specializes in commercial property and casualty insurance business in the New York metropolitan area. The Company's principal property and casualty insurance subsidiaries are the Colonial Penn P&C Group, consisting of Colonial Penn Insurance Company ("CPI"), Colonial Penn Madison Insurance Company ("Madison"), Colonial Penn Franklin Insurance Company ("Franklin"), Bayside Casualty Insurance Company ("Bayside") and Bay Colony Insurance Company ("Bay Colony"), and the Empire Group, consisting of Empire Insurance Company ("Empire") and Allcity Insurance Company ("Allcity"). The Company's principal life insurance subsidiaries are Charter National Life Insurance Company ("Charter"), Colonial Penn Life Insurance Company ("CPL") and Intramerica Life Insurance Company ("Intramerica"). In conducting its insurance operations, the Company focuses primarily on profitability and persistency rather than volume.

          A.M. Best Company ("Best"), an independent rating agency, has rated CPL and Charter "A" (excellent) and CPI, Madison, Franklin, the Empire Group and Intramerica "A-" (excellent). Bayside and Bay Colony were not assigned ratings. Ratings are subject to change at any time.


     PROPERTY AND CASUALTY INSURANCE

          The Colonial Penn P&C Group, which maintains its headquarters in Valley Forge, Pennsylvania, is licensed in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and writes insurance throughout most of the United States. The Colonial Penn P&C Group has regional offices in Valley Forge, Pennsylvania, Tampa, Florida and Phoenix, Arizona. The Empire Group is licensed in six states and operates primarily in the New York metropolitan area.

          During the year ended December 31, 1995, 82%, 13% and 5% of net earned premiums of the Company's property and casualty insurance operations were derived from personal and commercial automobile lines, other commercial lines and other personal lines, respectively. Total property and casualty net earned premiums for the year ended December 31, 1995 were $816,600,000, of which $490,500,000 was attributable to the Colonial Penn P&C Group.

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



                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1995          1994       1993
                                                   ----          ----       ----
      Loss Ratio:
            GAAP                                   87.7%        81.2%       76.9%
            SAP                                    85.9%        81.6%       76.1%
            Industry (SAP) (a)                       N/A        81.1%       79.5%

      Expense Ratio:
            GAAP                                   15.8%        17.9%       20.0%
            SAP                                    15.3%        17.2%       17.6%
            Industry (SAP) (a)                       N/A        27.4%       27.4%

      Combined Ratio (b):
            GAAP                                  103.5%        99.1%       96.9%
            SAP                                   101.2%        98.8%       93.7%
            Industry (SAP) (a)                       N/A       108.5%      106.9%

      _______________

      (a)   Source:  Best's Aggregates & Averages, Property/Casualty, 1995 Edition.
            Industry combined ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

      (b)   For 1995, a change in the statutory accounting treatment for retrospec-
            tively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio.
            For 1993, the difference reflects the different treatment of certain costs for GAAP and SAP purposes.


          The Colonial Penn P&C Group

          The Colonial Penn P&C Group's primary business is providing private passenger automobile and homeowners insurance coverage to the mature adult population. Substantially all of the Group's policies are written for a one-year period. However, in many states CPI and Franklin offer a "guaranteed lifetime protection" provision to certain qualifying policyholders that ensures their policies will be renewed at rates then in effect for their classification. As of December 31, 1995, the Group had approximately 356,000 voluntary auto policies in force.

          In 1995, for the first time since acquisition in 1991, the Colonial Penn P&C Group's voluntary automobile policies in force have grown during the year. The Company believes that this is attributable to its low cost direct response marketing methods. The Company believes the Colonial Penn P&C Group will continue to grow its voluntary automobile business during 1996, although the Company is unable to estimate the rate of growth or state with certainty that such growth will actually occur.

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

          Based on published reports, the Colonial Penn P&C Group's SAP Expense Ratio for 1994, the last year for which annual industry data is available, is among the lowest in the industry.

          Net earned premiums for the Colonial Penn P&C Group for the year ended December 31, 1995 were concentrated in the states listed below:


                                         Percentage of Net
                                          Earned Premiums
                                         -----------------
              State                 Automobile(1)     Homeowners
              -----                 -------------     ----------
              California                  20%             15%
              Florida                     18              24
              New York                    13              12
              Connecticut                  7               5
              Arizona                      7               7
              Pennsylvania                 4               6
              All others                  31              31
                                         ---             ---
                  Total                  100%            100%
                                         ===             ===

      ______________

      (1)   Excludes net earned premiums related to acquired blocks of assigned risk business described below and mandatory assumed risk business, which generally relates to the amount of writings in the applicable state.


            In recent years, the Colonial Penn P&C Group has acquired blocks of private passenger automobile assigned risk business from other insurance companies. In addition to the premiums paid by policyholders, the Group also receives fee income from the insurance company from which the business was acquired. The Group's low expense ratio enables it to offer competitive rates for this business. The Colonial Penn P&C Group currently has contracts in force covering approximately $110,000,000 of annualized written premium.

          Prior to its acquisition by the Company, CPI wrote as primary insurer or as a reinsurer a variety of diverse commercial property and casualty insurance business known as "Special Risks." The nature of most of this insurance, which was not written after 1988, involves exposures which can be expected to develop over a relatively long period of time before a definitive determination of ultimate losses and loss adjustment expenses can be established and the relevant reinsurance collected. Although losses with respect to this block of business are particularly difficult to predict accurately, the Company believes, based in part upon a recently completed independent actuarial review, that it has recorded adequate reserves as of December 31, 1995 ($59,400,000, before reinsurance).

          The Empire Group

          The Empire Group provides personal insurance coverage to automobile owners and homeowners and commercial insurance for residential real estate, restaurants, retail establishments, livery vehicles (both medallion and radio-controlled) and several types of service contractors.

          For the years ended December 31, 1995, 1994 and 1993, net earned premiums and commissions for the Empire Group were $326,100,000, $299,200,000 and $259,400,000, respectively. Substantially all of the Empire Group policies are written in New York for a one-year period.
     The Empire Group is licensed in New York to write all lines of insurance that may be written by a property and casualty insurer, except residual value, credit, unemployment, animal and marine protection and indemnity insurance and ocean marine insurance.

          The voluntary business of the Empire Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are five general agents, one of which is owned by Empire, and approximately 385 local agents and insurance brokers presently acting under agreements with the Empire Group. These agents and brokers also represent other competing insurance companies.

          Like the Colonial Penn P&C Group, the Empire Group also has acquired blocks of private passenger automobile and commercial automobile assigned risk business from other insurance companies. The Empire Group currently has contracts in force covering approximately $100,000,000 of annualized written premiums. In addition, the Empire Group receives a fee as a "servicing carrier," providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool and the Massachusetts Taxi and Limousine Pool. These latter arrangements do not involve the assumption of any material underwriting risk by the Empire Group.

          During 1995, the Empire Group strengthened reserves in certain lines of business, as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report. As a result of the Empire Group's poor operating results in 1995, management is currently evaluating its operations, including policy pricing, underwriting, claims handling procedures and market segment profitability. The Empire Group intends to concentrate its efforts on the profitability of its products and, as a result, premium volume may decline.

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

          The Company's property and casualty insurance subsidiaries rely upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed.

          In the following table, the liability for losses and LAE of the Company's property and casualty insurance subsidiaries are reconciled for each of the three years ended December 31, 1995. Included therein are current year data and prior year development.


                        RECONCILIATION OF LIABILITY FOR LOSSES AND
                                 LOSS ADJUSTMENT EXPENSES

                                          1995           1994            1993
                                          ----           ----            ----
                                                    (In thousands)
      Net liability for losses
        and LAE at
        beginning of year             $  923,905      $  889,082     $  904,326
                                      ----------      ----------     ----------

      Provision for losses and
        LAE for claims occurring
        in the current year              735,071         679,377        624,048
      Decrease in estimated
        losses and LAE for
        claims occurring in
        prior years                      (16,378)        (71,484)       (84,382)
                                      ----------      ----------     ----------
      Total incurred losses
        and LAE                          718,693         607,893        539,666
                                      ----------      ----------     ----------
      Reclassification of
        uncollectible
        reinsurance reserves
        due to commutations-
        prior years                       -               15,528           -
                                      ----------      ----------     ----------
      Losses and LAE payments for
        claims occurring during:
        Current year                     276,212         259,295        236,369
        Prior years                      366,745         329,303        318,541
                                      ----------      ----------     ----------
                                         642,957         588,598        554,910
                                      ----------      ----------     ----------
                                         999,641         923,905        889,082

      Reserve deducted above for
        reinsurance not considered
        collectible                       22,432          26,547         41,065
                                      ----------      ----------     ----------
                                       1,022,073         950,452        930,147

      Reinsurance
        recoverable                      106,879         117,566        121,721
                                      ----------      ----------     ----------
      Liability for losses and
        LAE at end of year as
        reported in financial
        statements                    $1,128,952      $1,068,018     $1,051,868
                                      ==========      ==========     ==========


          The Company's property and casualty insurance subsidiaries' liability for losses and LAE as of December 31, 1995 was $1,005,354,000 determined in accordance with SAP and $1,128,952,000 determined in accordance with GAAP. The difference principally relates to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities.

          The following tables present the development of balance sheet liabilities from 1985 through 1995 and include periods prior to acquisition for the Empire Group and the Colonial Penn P&C Group.
     Because of substantial differences in the development of reserves of the Empire Group and the Colonial Penn P&C Group, loss and LAE development data is presented separately for each group. The liability line at the top of each table indicates the estimated liability for unpaid losses and LAE recorded as of the dates indicated. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

          The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1985 liability estimate indicated on the Empire Group table ($165,713,000) has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 1995 of $156,838,000, or a redundancy of $8,875,000. If the re-estimated liability exceeded the liability initially established, a cumulative deficiency would be indicated. The cumulative deficiencies reflected in the Colonial Penn P&C Group table are for periods prior to the Company's acquisition of that Group. The Company believes that the Colonial Penn P&C Group's conservatism and improved claims management procedures since acquisition in 1991 have contributed significantly to the creation of the redundancies included in its table below.

          In evaluating this information, it should be noted that each amount shown for "cumulative redundancy (deficiency)" includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy (deficiency) related to losses settled in 1989, but incurred in 1985, will be included in the cumulative redundancy (deficiency) amount for 1985, 1986, 1987 and 1988. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

          For further discussion of the Company's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (THE EMPIRE GROUP)

                                                            Year Ended December 31,
                   ---------------------------------------------------------------------------------------------------------------
                     1985      1986      1987       1988      1989       1990      1991      1992      1993      1994     1995
                     ----      ----      ----       ----      ----       ----      ----      ----      ----      ----     ----
                                                                 (In thousands)
Liability for
  Unpaid Losses and
  Loss Adjustment
  Expenses          $165,713  $182,133  $206,709   $222,814  $235,223  $251,401  $280,679  $322,516  $353,917  $406,695   $476,692

Liability
  Re-estimated
  as of:
One Year Later      $160,728  $180,975  $198,384   $213,671  $227,832  $249,492  $280,020  $321,954  $344,156  $441,165   $   -
Two Years Later      162,962   175,305   194,530    206,088   217,432   245,141   277,866   324,262   374,158
Three Years Later    156,870   170,152   188,843    198,500   212,649   243,849   284,052   345,576
Four Years Later     157,001   168,574   184,564    194,324   211,859   247,314   296,484
Five Years Later     155,413   165,717   181,990    196,070   211,952   255,045
Six Years Later      154,045   164,487   183,015    196,646   216,545
Seven Years Later    154,151   166,266   183,082    199,502
Eight Years Later    155,727   165,953   185,609
Nine Years Later     155,411   167,719
Ten Years Later      156,838

Cumulative
  Redundancy
  (Deficiency)      $  8,875  $ 14,414  $ 21,100   $ 23,312  $ 18,678  $ (3,644) $(15,805) $(23,060) $(20,241) $(34,470)  $   -
                    ========  ========  ========   ========  ========  ========  ========  ========  ========  ========   ========
Cumulative Amount
  of Liability
  Paid Through:
One Year Later      $ 51,795  $ 54,359  $ 60,446   $ 64,140  $ 65,822  $ 78,954  $ 89,559  $113,226  $116,986  $152,904   $   -
Two Years Later       83,249    88,770    97,627    101,206   109,479   126,908   150,043   182,250   199,214
Three Years Later    106,348   114,322   123,092    131,705   140,916   167,330   197,848   239,092
Four Years Later     123,275   130,433   142,910    152,330   166,023   196,099   233,244
Five Years Later     132,618   141,346   155,786    168,117   182,001   216,749
Six Years Later      139,276   149,079   164,213    178,095   193,943
Seven Years Later    143,926   153,681   170,215    185,310
Eight Years Later    146,840   157,332   175,117
Nine Years Later     149,645   160,497
Ten Years Later      151,616

Gross Liability -
  End of Year                                                                                        $391,829  $451,442   $517,422
Reinsurance                                                                                            37,912    44,747     40,730
                                                                                                     --------  --------   --------
Net Liability -
  End of Year as
  Shown Above                                                                                        $353,917  $406,695   $476,692
                                                                                                     ========  ========   ========
Gross Re-estimated
  Liability - Latest                                                                                 $424,727  $486,046

Re-estimated
  Reinsurance - Latest                                                                                 50,569    44,881
                                                                                                     --------  --------
Net Re-estimated
  Liability -  Latest                                                                                $374,158  $441,165
                                                                                                     ========  ========
Gross Cumulative
  Deficiency                                                                                         $(32,898) $(34,604)
                                                                                                     ========  ========

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (THE COLONIAL PENN P&C GROUP)

                                                                  Year Ended December 31,
                        -----------------------------------------------------------------------------------------------------------
                           1985      1986      1987      1988      1989      1990      1991      1992     1993     1994     1995
                           ----      ----      ----      ----      ----      ----      ----      ----     ----     ----     ----
                                                                   (In thousands)
Liability for
  Unpaid Losses and
  Loss Adjustment
  Expenses               $217,000 $324,700  $386,200  $ 410,500 $ 448,800   $626,300 $657,700  $581,810 $535,165 $517,210 $522,949

Liability
  Re-estimated
  as of:
One Year Later           $236,500 $352,600  $389,900  $ 445,600 $ 555,900   $659,800 $616,400  $497,994 $473,442 $466,362 $    -
Two Years Later           245,900  340,600   409,000    506,800   588,600    619,600  574,000   463,885  444,554
Three Years Later         241,600  338,700   443,700    535,600   563,800    614,000  555,800   450,542
Four Years Later          248,100  359,400   467,300    522,800   565,800    605,900  547,800
Five Years Later          231,200  384,000   459,400    526,700   562,900    599,700
Six Years Later           257,600  375,700   464,700    526,200   559,200
Seven Years Later         250,800  381,300   465,300    524,400
Eight Years Later         255,900  384,900   464,800
Nine Years Later          261,700  386,000
Ten Years Later           264,700

Cumulative
  Redundancy
  (Deficiency)           $(47,700)$(61,300) $(78,600) $(113,900)$(110,400)  $ 26,600 $109,900  $131,268 $ 90,611 $ 50,848 $   -
                         ======== ========  ========  ========= =========   ======== ========  ======== ======== ======== ========

Cumulative Amount
  of Liability
  Paid Through:
One Year Later           $126,200 $177,100  $207,700  $ 243,300 $ 258,500   $279,300 $283,200  $205,200 $212,317 $213,841 $   -
Two Years Later           178,500  249,800   304,000    353,300   387,500    432,500  390,100   317,492  319,253
Three Years Later         208,600  288,700   356,800    419,900   467,500    492,900  461,000   379,521
Four Years Later          227,600  313,700   393,100    462,200   496,400    536,500  496,400
Five Years Later          213,100  332,700   416,800    476,400   523,400    559,100
Six Years Later           223,000  343,600   425,500    496,900   536,500
Seven Years Later         227,800  349,200   441,800    505,800
Eight Years Later         231,100  366,000   448,900
Nine Years Later          245,800  371,600
Ten Years Later           251,000

Gross Liability -
  End of Year                                                                                           $660,039 $616,576 $611,530
Reinsurance                                                                                              124,874   99,366   88,581
                                                                                                        -------- -------- --------
Net Liability -
  End of Year as
  Shown Above                                                                                           $535,165 $517,210 $522,949
                                                                                                        ======== ======== ========
Gross Re-estimated
  Liability - Latest                                                                                    $553,801 $561,098

Re-estimated
  Reinsurance - Latest                                                                                   109,247   94,736
                                                                                                        -------- --------
Net Re-estimated
  Liability -  Latest                                                                                   $444,554 $466,362
                                                                                                        ======== ========
Gross Cumulative
  Redundancy                                                                                            $106,238 $ 55,478
                                                                                                        ======== ========


        LIFE INSURANCE

          The principal life insurance products offered during the three year period ended December 31, 1995 were "Graded Benefit Life" and a variable annuity product. Through its various subsidiaries, the Company is licensed in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands and generally sells its products throughout most of the United States. Total direct life insurance in force as of December 31, 1995 was $2.2 billion.

          The following table reflects premium receipts on variable annuity and other investment oriented products and premiums earned on other life and health insurance products. Variable annuity and other investment oriented product premium receipts are not recorded as revenue under GAAP but are recorded in a manner similar to a deposit, and are included below.



                                                Year Ended December 31,
                                      ----------------------------------------
                                         1995           1994           1993
                                         ----           ----           ----
                                                   (In thousands)
      Graded Benefit Life              $117,691      $113,678        $109,838
      Variable Annuity                   43,708        98,557          81,484
      Other Investment
        Oriented Products                 6,494         9,523           6,828
      Agent-sold Medicare
        Supplement Products(1)           27,982        35,967          47,364
      Other Health Products              13,919        16,225          18,992
      Other                                 566         2,629             495
                                       --------      --------        --------
         Total                         $210,360      $276,579        $265,001
                                       ========      ========        ========

      __________________

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

          Investment Oriented Products. The principal investment oriented product ("IOP" product) offered is a no-load variable annuity ("VA") product. The VA product is marketed as an investment vehicle to individuals seeking to defer, for federal income tax purposes, the annual increase in their account balance. Premiums from this VA product either are invested at the policyholders' election in unaffiliated mutual funds where the policyholder bears the entire investment risk or in a fixed account where the funds earn interest at rates determined by the Company. The Company's VA product is currently marketed in conjunction with Scudder, Stevens and Clark, a mutual fund manager.

          Medicare Supplement Products. In 1992, the Company decided to discontinue actively marketing Medicare supplement products due to increased competition in this market. The increased competition resulted from federal and state regulation that mandated standardization of such products. The Company does continue to offer, on a profitable basis, renewals of its non-standardized products to existing policyholders. In addition, in 1996 the Company entered into an agreement to acquire a small block of Medicare supplement business; the Company will continue to explore the acquisition of additional blocks of this business on a profitable basis.

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

          The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 1995 and 1994 was as follows:

                                                                PROPERTY AND CASUALTY             LIFE AND HEALTH
                                                                ---------------------          ---------------------
                                                                1995             1994           1995         1994
                                                                ----             ----           ----         ----
                                                                                (Dollars in thousands)
        Bonds and notes:
          U.S. Government and agencies                           83%              73%           72%            77%
          Rated investment grade                                 13               23            18             16
          Non rated - other                                       -                -             4              1
          Rated less than investment grade                        1                1             1              1
        Policyholder loans                                        -                -             2              2
        Equity securities                                         1                1             1              1
        Other, principally accrued interest                       2                2             2              2
                                                                ---              ---           ---            ---
                 Total                                          100%             100%          100%           100%
                                                                ===              ===           ===            ===
        Estimated average yield to maturity
          of bonds and notes (a)                                6.6%             6.5%          6.8%           6.2%
        Estimated average remaining life of bonds
          and notes (a)                                       3.6 yrs.         3.5 yrs.      6.9 yrs.       3.9 yrs.
        Carrying value of investment portfolio               $1,861,301       $1,603,083     $780,633       $772,137
        Market value of investment portfolio                 $1,862,094       $1,602,242     $780,710       $771,553

        _________________

        (a)      Excludes trading securities, which are not significant.


          Reinsurance

          Reinsurance is obtained for investment oriented products for face amounts in excess of $500,000 per life. The life insurance subsidiaries generally do not obtain reinsurance for the Graded Benefit Life products because these policies generally have a low face amount. The Colonial Penn P&C Group obtained reinsurance for casualty risks in excess of $2,000,000 in 1995, 1994 and 1993, although most Colonial Penn P&C Group automobile policies do not have policy limits in excess of $100,000 per risk and $300,000 per accident. The Empire Group's maximum retained limit for workers' compensation was $500,000 for 1995, 1994 and 1993; for other property and casualty lines, the

     Empire Group's maximum retained limit was $225,000 for 1995, 1994 and 1993.

          Additionally, the Company's property and casualty insurance subsidiaries have entered into certain excess of loss and catastrophe treaties to protect against certain losses. The Colonial Penn P&C Group's retention of lower level losses in such treaties was $15,000,000 in 1995 and $11,000,000 in 1994 and 1993. The Empire
     Group's retention of lower level losses in such treaties was $3,000,000 for 1995, 1994 and 1993.

          Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent
     of the reinsurance ceded.   The Company's reinsurance generally has
     been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation (A++), Metropolitan Life Insurance Co. (A+), AXA Reinsurance Company (A), Zurich Reinsurance Center, Inc. (A) and Munich American Reinsurance Company (A+), each of which the Company believes to be financially capable of meeting its respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

          Competition

          The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are for the most part unendorsed, which may give such other companies a competitive advantage. Recent federal legislative and judicial activity may result in changes to federal banking laws that will enable banks to offer certain insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

          The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competi-tion generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns has been, and may continue to be, a depressing influence on policy rates. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside the Company's control.

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

          The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Each of the Company's insurance subsidiaries' RBC ratio as of December 31, 1995 substantially exceeded minimum requirements.

          The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. The life insurance companies had certain "other than normal" NAIC ratios for the year ended December 31, 1995. The Company believes that there are no underlying problems or weaknesses at any of its life insurance subsidiaries and that it is unlikely that material adverse regulatory action will be taken.

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

                               BANKING AND LENDING

          During 1995 the Company's banking and lending operations principally were conducted through American Investment Bank, N.A. ("AIB"), its national bank subsidiary, American Investment Financial ("AIF"), an industrial loan corporation, and Transportation Capital Corp. ("TCC"), a specialized small business investment company. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had deposits of $203,061,000 and $179,888,000 at December 31, 1995 and 1994,
     respectively. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area. TCC makes collateralized loans to operators of medallion taxicabs and limousines. In February 1996, the Company entered into an agreement to sell TCC to an unrelated third party. The sale, which is subject to regulatory approval and certain other conditions, would result in a gain of approximately $1,600,000.

          The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $278,391,000 and $264,196,000 at December 31, 1995 and 1994, respectively. At December 31, 1995, 48% were loans to individuals generally collateralized by automobiles; 15% were unsecured loans to individuals acquired from others in connection with investments in limited partnerships; 29% were unsecured loans to executives and professionals; 4% were loans to small business concerns collateralized principally by taxicab medallions and other personal property; and 4% were instalment loans to consumers, substantially all of which were collateralized by real or personal property.

          It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 1995, the allowance for loan losses for the Company's entire loan portfolio was $13,893,000 or 5% of the net outstanding loans, compared to $12,308,000 or 4.7% of net outstanding loans at December 31, 1994.

          The funds generated by the deposits are primarily used to make instalment loans, including collateralized personal automobile loans to individuals who have difficulty in obtaining credit. These automobile loans are made at interest rates above those charged to individuals with good credit histories. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual as well as the collateral to attempt to minimize the number of defaults. Additionally, the Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 1995, the Company generated $231,825,000 of these loans ($79,481,000 during 1995). In 1995, primarily as a result of increased competition together with the Company's unwillingness to lower its underwriting standards and interest rate charges, the portfolio has not grown at the rate previously experienced and loan losses have increased. At December 31, 1995, the allowance for loan losses for this portfolio was $8,822,000 or 6.6% of net outstanding loans. The Company expects that the increased level of competition will continue and, together with the Company's unwillingness to lower rates, is likely to result in a contraction in the size of this portfolio in the future.

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

                                  MANUFACTURING

          The Company's manufacturing operations consist primarily of the manufacture of bathroom vanities and related products for the "do-it-yourself" market, electrical products and proprietary plastic netting for various industrial and agricultural markets.

          Bathroom vanities and related products are sold through manufacturers' representatives, primarily to home improvement centers. Principally due to operating inefficiencies and pricing pressures, this division has not operated profitably in recent years. In 1995, the Company completed a restructuring program at this division and, as a result, operating results were significantly improved, although the division had a loss for the year. The division is exploring new product opportunities to compensate for declining sales. The plastics division manufactures and markets plastic netting used for a variety of purposes including among other things, construction, packaging, agriculture, carpet backing and filtration. The electrical division primarily produces wire cable and power cords for industrial customers.

          The manufacturing operations are subject to a high degree of competition, generally on the basis of price, service and quality. Additionally, certain of these manufacturing operations are dependent on cyclical industries, including the construction industry. Through its various manufacturing divisions, the Company holds patents on certain improvements to the basic manufacturing processes and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on manufacturing operations.

                        OTHER OPERATIONS AND INVESTMENTS

          The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at December 31, 1995: Carmike Cinemas, Inc. ("Carmike") (approximately 6% of Class A shares), HomeFed Corporation ("HFC") (approximately 41%), Jordan Industries, Inc. ("JII") (approximately 11%), MK Gold Company ("MK Gold") (approximately 46%) and Rockefeller Center Properties, Inc. ("RCP") (approximately 7%).

          In June 1995, the Company purchased a 46.4% common stock interest in MK Gold for an aggregate cash purchase price of $22,500,000. In addition, the Company purchased at par all of a lender's interest under a $20,000,000 revolving credit facility with MK Gold, of which $15,000,000 was outstanding. This amount was repaid during the third quarter of 1995. MK Gold is an international gold mining company whose shares are quoted on the Nasdaq National Market System.

          In July 1995, pursuant to the chapter 11 reorganization of HFC, the Company acquired 41.2% of HFC's common stock for a net cash investment of approximately $4,200,000. As part of the reorganization plan, the Company provided HFC with a $20,000,000 eight year secured loan, which is convertible into additional shares of HFC common stock after three years (subject to certain conditions) and which bears interest at the rate of 12% per year. HFC is a public company whose subsidiaries develop real property.

          The Company owns a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja"), a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. Caja distributes its insurance products primarily on a direct basis, and therefore does not pay commissions to agents. Caja is the largest insurance company in Argentina, with total annual premium revenues of approximately $500,000,000 and total assets (including banking operations) of approximately $590,000,000.
     At December 31, 1995, the carrying amount of the Company's investment in Caja was $44,657,000. The Company's equity in Caja's earnings since acquisition has not been material.

          A subsidiary of the Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company. These partnerships each specialize in structuring leveraged buyouts in which the partners are given the opportunity to become equity participants. Since 1982, the Company has invested an aggregate of $34,377,000 in these partnerships and related companies and, through December 31, 1995, has received $73,940,000 (including cash, interest bearing notes and other receivables) relating to the disposition of investments and management and other fees. At December 31, 1995, through these partnerships, the Company had interests in JII, Carmike and a total of twenty other companies (the "Jordan Associated Companies"), all of which are carried at cost in the Company's consolidated financial statements at $12,623,000.

          The Company's real estate investments include a 615,000 square foot office building located near Grand Central Terminal in New York City (carried at $55,490,000 at December 31, 1995), and two luxury residential condominium towers in downtown San Diego, California (carried at $40,028,000 at December 31, 1995). The New York City office building has 355,000 square feet of contiguous space available for occupancy. After certain improvements to the building are completed, the Company intends to lease the available space to one or more entities and/or sell the building. The San Diego towers consist of 201 residential units, 162 of which were available for sale at December 31, 1995, and 42,000 square feet of retail space.

          For further information about the Company's business, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report.


     Item 2.   Properties.
     ------    ----------
          Through its various subsidiaries, the Company owns and utilizes in its operations the following significant properties: two office buildings located in Valley Forge, Pennsylvania used by the Colonial Penn P&C Group (totaling approximately 198,700 sq. ft.), one of which is located on land leased from a third party; two offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 77,000 sq. ft.); and an office building in Philadelphia, Pennsylvania used by the life insurance companies (approximately 127,000 sq. ft.). In addition, subsidiaries of the Company own eight facilities (totaling approximately 1,102,000 sq. ft.) primarily used for manufacturing and storage located in Georgia, New Jersey, New York, North Carolina, Pennsylvania and Canada.

          The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Notes to Consolidated Financial Statements.

     Item 3.   Legal Proceedings.
     ------    -----------------

     PINNACLE LITIGATION

          On May 11, 1994, a shareholder of the Company filed a purported derivative action entitled Pinnacle Consultants, Ltd. v. Leucadia
                                --------------------------    --------
     National Corporation, et al. (C.A. No. 94 Civ. 3496) against the
     ----------------------------
     Company's current Board of Directors and two former directors, John W. Jordan II and Melvin Hirsch. The action, which was filed in the United States District Court for the Southern District of New York, alleged certain Racketeer Influence and Corrupt Organizations Act, securities law, conversion and fraud claims that were dismissed with prejudice by the Court and two state law claims of waste and breach of fiduciary duty that were dismissed by the Court for lack of jurisdiction. On January 11, 1996, plaintiff filed a notice of appeal with the Second Circuit Court of Appeals.

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


     Item 4.   Submission of Matters to a Vote of Security Holders.
     ------    ---------------------------------------------------

          Not applicable.

     Item 10.  Executive Officers of the Registrant.
     -------   ------------------------------------

          All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 22, 1996, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


     NAME                      AGE     POSITION WITH LEUCADIA                  OFFICE HELD SINCE
     ----                      ---     ----------------------                  -----------------
     Ian M. Cumming            55      Chairman of the Board                   June 1978
     Joseph S. Steinberg       52      President                               January 1979
     Thomas E. Mara            50      Executive Vice President                May 1980;
                                         and Treasurer                           January 1993
     Joseph A. Orlando         40      Vice President and                      January 1994;
                                         Comptroller                             March 1994
     Paul J. Borden            47      Vice President                          August 1988
     Mark Hornstein            48      Vice President                          July 1983
     Ruth Klindtworth          61      Secretary and Vice President-           February 1976;
                                         Corporate Administrator                 January 1990
     David K. Sherman          30      Vice President                          August 1992


          Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978. In addition, he has served as a director of Allcity since February 1988 and MK Gold since June 1995. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.

          Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Allcity since February 1988, as a director of MK Gold since June 1995 and as a director of JII since June 1988.

          Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. In addition, he has served as a director of Allcity since October 1994.

          Mr. Orlando, a certified public accountant, has served as Comptroller of the Company since March 1994 and as Vice President of the Company since January 1994. Mr. Orlando previously served in a variety of capacities with the Company and its subsidiaries since 1987.

          Mr. Borden joined the Company as Vice President in August 1988 and has served in a variety of other capacities with the Company and its subsidiaries.

          Mr. Hornstein joined the Company as Vice President in July 1983 and has served in a variety of other capacities with the Company and its subsidiaries.

          Ms. Klindtworth has been employed by the Company since July 1960 and has served as Secretary of the Company since February 1976 and as Vice President-Corporate Administrator of the Company since January 1990.

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

                                     PART II

     Item 5.   Market for Registrant's Common Equity and Related
     ------    -------------------------------------------------
               Stockholder Matters.
               -------------------

          (a)  Market Information.
               ------------------

          The Common Shares are traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per Common Share on the consolidated transaction reporting system, as reported by the Dow Jones Historical Stock Quote Reporter Service. As discussed in Part I of this Report, in November 1995, the Company effected the Stock Split. Per share amounts set forth in this Report have been adjusted to reflect the Stock Split.

                                                                COMMON SHARE
                                                                ------------
                                                              HIGH        LOW
                                                              ----        ---
                  1994
                  ----
                  First Quarter                              $21.81      $19.13
                  Second Quarter                              19.44       17.75
                  Third Quarter                               18.81       17.31
                  Fourth Quarter                              23.13       18.06

                  1995
                  ----
                  First Quarter                              $24.31      $21.44
                  Second Quarter                              26.00       21.81
                  Third Quarter                               29.63       24.56
                  Fourth Quarter                              29.44       24.50

                  1996
                  ----
                  First Quarter (through March 22, 1996)     $29.00      $23.75


          (b)  Holders.
               -------
          As of March 22, 1996, there were approximately 4,594 record holders of the Common Shares.

          (c)  Dividends.
               ---------
          The Company paid dividends of $.25 per Common Share on December 29, 1995 and $.125 per Common Share on December 30, 1994. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

                                                                                YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                               1995         1994         1993          1992          1991
                                                               ----         ----         ----          ----          ----
                                                                         (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
 Revenues                                                 $1,558,314     $1,384,385    $1,408,058   $1,573,015    $1,086,748
 Net securities gains (losses)                                20,027        (12,004)       51,923       51,778        50,391
 Interest expense (b)                                         52,871         44,003        39,465       38,507        36,925
 Insurance losses, policy benefits and
  amortization of deferred acquisition costs                 942,803        819,010       789,752      896,673       558,127
 Income before income taxes and
  cumulative effects of changes
  in accounting principles                                   132,182        100,318       176,868      143,553        95,030
 Income before cumulative effects of
  changes in accounting principles                           107,503         70,836       116,259      130,607        94,830
 Cumulative effects of changes in
  accounting principles                                         -               -         129,195          -             -
 Net income                                                  107,503         70,836       245,454      130,607        94,830

Per share:
 Primary earnings per common and dilutive
  common equivalent share:
   Income before cumulative effects
    of changes in accounting principles                        $1.81          $1.22         $1.98        $2.67         $2.00
   Cumulative effects of changes in
    accounting principles                                        -              -            2.21          -             -
                                                               -----          -----         -----        -----         -----
    Net income                                                 $1.81          $1.22         $4.19        $2.67         $2.00
                                                               =====          =====         =====        =====         =====
 Fully diluted earnings per common share:
   Income before cumulative effects
    of changes in accounting principles                        $1.77          $1.21         $1.94        $2.66         $1.98
   Cumulative effects of changes in
    accounting principles                                        -              -            2.10          -             -
                                                               -----          -----         -----        -----         -----
    Net income                                                 $1.77          $1.21         $4.04        $2.66         $1.98
                                                               =====          =====         =====        =====         =====
                                                                                    AT DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                               1995         1994         1993          1992          1991
                                                               ----         ----         ----          ----          ----
                                                                        (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
 Cash and investments                                     $3,146,639     $2,764,890    $2,989,384   $3,371,624    $3,627,542
 Total assets                                              5,107,874      4,674,046     4,689,272    4,330,580     4,590,096
 Debt, including current maturities                          520,862        425,848       401,335      225,588       220,728
 Customer banking deposits                                   203,061        179,888       173,365      186,339       194,862
 Common shareholders' equity                               1,111,491        881,815       907,856      618,161       365,495
 Book value per common share                                  $18.47         $15.72        $16.27       $11.06         $7.95
                                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                               1995         1994         1993          1992          1991
                                                               ----         ----         ----          ----          ----
SELECTED INFORMATION ON PROPERTY AND CASUALTY
 INSURANCE OPERATIONS (Unaudited): (a)(c)
   GAAP Combined Ratio                                       103.5%         99.1%         96.9%       101.7%        102.1%
   SAP Combined Ratio                                        101.2%         98.8%         93.7%       102.8%        103.3%
   Industry SAP Combined Ratio (d)                              N/A        108.5%        106.9%       115.7%        108.8%
   Premium to Surplus Ratio (e)                                1.8x          1.9x          1.6x         2.0x          2.2x

--------------------------------
Footnotes on following page.


(a)     Data includes acquired companies from date of acquisition.

(b)     Includes interest on customer banking deposits.

(c)     Certain accident and health insurance business, which is included in the statutory results of operations of the property and casualty insurance segment and is reflected in the SAP Combined Ratio, is reported in the life insurance segment for financial reporting purposes and therefore is not included in the GAAP Combined Ratios reflected herein.
        The Combined Ratio does not reflect the effect of investment income.  For 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the
        GAAP Combined Ratios and the SAP Combined Ratios.  For 1993, the difference reflects the different treatment of certain costs for GAAP and SAP purposes.  For 1992, the results of certain accident and health insurance business had a non-recurring income item which reduced the SAP Combined Ratio.  In addition, in 1992 certain income credits were recognized only for GAAP purposes.

(d)     Source:  Best's Aggregates & Averages, Property/Casualty, 1995 Edition.  Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(e)     Premium to Surplus Ratio was calculated by dividing statutory property and casualty insurance premiums written by statutory capital at the end of the year.


     Item 7.  Management's Discussion and Analysis of Financial Condition
     ------   -----------------------------------------------------------
              and Results of Operations.
              -------------------------

          The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

     LIQUIDITY AND CAPITAL RESOURCES

          Parent Company Liquidity.  Leucadia National Corporation (the
          ------------------------
     "Parent") is a holding company whose assets principally consist of the stock of its several direct subsidiaries. Additionally, the Parent continuously evaluates its existing operations and investigates possible acquisitions of new businesses and dispositions of businesses in order to maximize its ultimate economic value to shareholders. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, bank borrowings, public financings, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and corporate overhead expenses.

          The Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made on an unsecured basis from banks through various credit agreement facilities and term loans, and through public financings. During the year ended December 31, 1995, the Company used a portion of its $150,000,000 bank credit agreement facilities in connection with the MK Gold transaction and to meet daily cash requirements. At December 31, 1995, there were no amounts outstanding under such bank credit agreement facilities. The Company's bank borrowings bear interest based on the prime rate or LIBOR. The Company is exposed to interest rate risk related to its variable rate borrowings. The Company has entered into interest rate swap and interest rate option agreements to reduce the impact of changes in interest rates on its variable rate debt. Counterparties to these agreements are major financial institutions, which the Company believes are able to fulfill their obligations; however, if they are not, the Company believes that any losses are unlikely to be material.

          In June 1995, the Company sold $100,000,000 principal amount of its newly authorized 8 1/4% Senior Subordinated Notes due 2005 in an underwritten public offering. A portion of the proceeds was used to repay indebtedness outstanding under the Company's bank credit agreement facilities incurred in connection with the MK Gold transaction. The remaining proceeds were added to working capital.

          On September 13, 1995, Ian M. Cumming and Joseph S. Steinberg, Chairman of the Board and President of the Company, respectively, and certain members of Mr. Cumming's family exercised previously granted warrants to purchase an aggregate of 3,188,000 Common Shares and sold such shares in an underwritten public offering. In connection with such public offering, the Company granted the underwriters an over allotment option, which was exercised, for 478,200 Common Shares. Under the terms of the warrant agreement, the Company was required to pay expenses of the sale, other than underwriting discounts. As a result of the exercise of the warrants and the exercise of the over allotment option, the Company realized aggregate cash proceeds, net of expenses, of $43,736,000. For income tax purposes, the exercise of the warrants results in the Company receiving a current income tax deduction of $57,305,000. For financial reporting purposes, the benefit of such deduction ($20,057,000) was credited directly to shareholders' equity.

          At December 31, 1995, a maximum of approximately $60,200,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 1995 or borrowed to date in 1996. There are no restrictions on distributions from the non-regulated subsidiaries; the Parent and its non-regulated subsidiaries had aggregate cash and temporary investments of approximately $164,400,000 at December 31, 1995. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent and certain subsidiaries, together with current interest deductions and corporate expenses, the amount paid by the Parent for income taxes is substantially less than tax sharing payments received from its subsidiaries. In addition, the Parent receives payments from the regulated and non-regulated entities for services provided by the Parent. Payments from regulated subsidiaries for dividends, tax sharing payments and other services totaled approximately $64,900,000 during the year ended December 31, 1995.

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

          In March 1996, the Company retired at maturity its 6% Swiss Franc Bond issue and underlying currency swap agreement, which had an outstanding principal balance of $27,255,000.

          Consolidated Liquidity.  During each of the three years in the
          ----------------------
     period ended December 31, 1995, the Company operated profitably and in the years ended December 31, 1995 and 1994, net cash was provided from operations. For the year ended December 31, 1993, in spite of increased earnings, net cash was used for operations, principally as a result of payments made in connection with a reinsurance transaction.

          In June 1995, the Company purchased a 46.4% common stock interest in MK Gold for an aggregate cash purchase price of $22,500,000. In addition, the Company purchased at par all of a lender's interest under a $20,000,000 revolving credit facility with MK Gold, of which $15,000,000 was outstanding. This amount was repaid during the third quarter of 1995.

          During the second quarter of 1995, the Company purchased 2,365,200 common shares of RCP for approximately $11,130,000, which increased its equity interest in RCP to 2,714,000 shares (7.1%). RCP is a real estate investment trust, the principal asset of which is a $1.3 billion collateralized loan to the owners of the land and buildings known as Rockefeller Center in New York City. In March 1996, shareholders of RCP approved a merger transaction pursuant to which shareholders will receive $8.00 per share. If the merger is consummated, the Company expects to report a pre-tax gain of approximately $8,900,000 in 1996.

          In July 1995, pursuant to the chapter 11 reorganization plan of HFC, the Company acquired 41.2% of HFC's common stock for a net cash investment of approximately $4,200,000. As part of the reorganization plan, the Company provided HFC with a $20,000,000 eight year secured loan, which is convertible into additional shares of HFC common stock after three years (subject to certain conditions) and which bears interest at the rate of 12% per year.

     The Company has entered into a letter of intent with PepsiCo, Inc. for the formation of a joint venture (the "JV") that will be the exclusive bottler and distributor of PepsiCo beverages in a large portion of eastern Russia, Kyrgyzstan and Kazakhstan. The Company has agreed to invest approximately $79,000,000 in the JV, for which it will receive a 75% economic interest.

     It is currently anticipated that the joint venture agreement will be executed during the second quarter of 1996.

          The Company's investments in Russia and Argentina are subject to foreign exchange and other risks. Investing in the emerging markets of Russia is subject to political risk and uncertainty concerning the government's ability to succeed in its program to convert to a market economy, both of which are beyond the Company's control. In Argentina, the Company's investment is subject to the foreign currency exchange risk of a devaluation of the Argentine peso against the United States dollar, which the Argentine government has indicated is not being considered, the volatility of the Argentine banking system, the overall health of the Argentine economy and the usual competitive factors experienced by insurance companies.

          The source of the funds for the investments described above is general corporate funds available to the Parent company.

          Effective as of December 31, 1995, control of the WMAC Companies was returned to the Company and such subsidiaries were consolidated. As a result, the Company recorded a gain of $41,030,000, representing the difference between the carrying amount of the Company's investment prior to consolidation and the net assets of such subsidiaries.

          The investment portfolios of the Company's insurance subsidiaries are principally fixed maturity investments rated "investment grade" or U.S. governmental agency issued or guaranteed obligations, although limited investments in "non rated" or rated less than "investment grade" securities have been made from time to time. The investment strategy of the insurance subsidiaries has been to maintain a high quality portfolio of publicly traded, fixed income securities with a relatively short duration. Principally as a result of decreases in market interest rates during 1995, the unrealized loss on investments at the end of 1994 of approximately $41,309,000 (net of taxes) became an unrealized gain of approximately $30,086,000 (net of taxes) as of December 31, 1995. While this has resulted in an increase in shareholders' equity, it had no effect on results of operations or cash flows.

          As a result of significant losses from natural disasters suffered by the property and casualty insurance industry in recent years, the Company has seen a notable decrease in the availability of reinsurance at reasonable rates, particularly at low levels of deductibility. The Company's insurance subsidiaries also suffered certain of such losses, although catastrophe reinsurance programs substantially reduced the economic losses in 1994. As a result of increased reinsurance rates, in 1995 the Company raised its retention of lower level losses from $11,000,000 to $15,000,000. The Company has benefited from a modest decline in reinsurance rates for its 1996 catastrophe reinsurance program and has not adjusted its retention of lower level losses.

          In December 1995, the Company entered into an agreement with the California Department of Insurance to settle its Proposition 103 liability for $17,700,000. The settlement did not exceed reserves established in prior years. The Company paid the settlement amount during the first quarter of 1996.

          The Company provides collateralized automobile loans to individuals with poor credit histories. In 1995, primarily as a result of increased competition together with the Company's unwillingness to lower its underwriting standards and interest rate charges, the loan portfolio did not grow at the rate previously experienced. Additionally, loan losses have increased but remain less than the 6.6% reserve maintained on this portfolio. The Company expects that the increased level of competition will continue, and, together with the Company's unwillingness to lower rates, is likely to result in a contraction in the size of this portfolio in the future. The Company's investment in these loans was $134,668,000, $129,512,000 and $73,321,000 at December 31, 1995, 1994 and 1993, respectively.

          The Company and certain of its subsidiaries, including Phlcorp and its subsidiaries, have substantial loss carryforwards and other tax attributes (as more fully discussed in the Notes to Consolidated Financial Statements). The amount and availability of tax loss carryforwards are subject to certain qualifications, limitations and uncertainties, including, with respect to Phlcorp and its subsidiaries, tax sharing payments pursuant to a tax settlement agreement with the Internal Revenue Service and the Department of Justice. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of these carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating at least five percent of the Common Shares and the ability of persons or entities now owning at least five percent of the Common Shares from acquiring additional Common Shares. The Company has recognized as an asset (net of reserves) certain of the benefits of such loss carryforwards and other tax attributes. However, the amount of the asset recognized only reflects the minimum Phlcorp tax loss carryforwards and is based, in part, on certain proposed regulations affecting the use of Phlcorp's tax loss carryforwards. As described in the Notes to the Consolidated Financial Statements, significant additional amounts may be available under certain circumstances.

     Results of Operations
     ---------------------

          The Company's most significant operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life insurance to its niche markets. For the year ended December 31, 1995, the Company's insurance segments contributed 78% of total revenues and, at December 31, 1995, constituted 77% of total assets.

          Earned premium revenues and commissions of the property and casualty insurance operations of the Empire Group were $326,100,000 in 1995, $299,200,000 in 1994 and $259,400,000 in 1993. The increase in
     1995 principally was attributable to growth in policies in force and increased premium rates, while the increase in 1994 resulted from increased policies in force. The majority of the growth in each of 1995 and 1994 resulted from acquired blocks of assigned risk business from other insurance companies.

          Earned premium revenues of the Colonial Penn P&C Group were approximately $490,500,000 in 1995, $447,200,000 in 1994 and
     $452,600,000 in 1993. The growth in earned premiums in 1995 principally resulted from acquired blocks of assigned risk automobile business from other insurance companies and a modest increase in earned premiums related to voluntary automobile policies. Voluntary automobile policies in force at December 31, 1995 were almost 1% greater than the prior year end, and written premiums increased 5.7% from 1994. When the Colonial Penn P&C Group was acquired in 1991, the Company substantially reduced its existing marketing programs, which the Company believes were not justified by prior operating results, and instituted new low cost direct marketing methods. Prior to 1995, this strategy resulted in declining polices in force and earned premiums, as new business was not sufficient to offset the normal attrition of existing business. The Company believes that new business generated in 1996 will continue to exceed lapsed business and the rate of growth in policies in force will also increase, although there can be no assurance that this will be achieved. Earned premiums in 1994 also reflect an increase, as compared to the prior year, resulting from acquired blocks of automobile assigned risk business from other insurance companies.

          The Company's property and casualty insurance operations combined ratios as determined under GAAP and SAP were as follows:


             Year Ended December 31,         GAAP      SAP
             -----------------------         ----      ---
                    1995                    103.5%   101.2%
                    1994                     99.1%    98.8%
                    1993                     96.9%    93.7%


          The provision for insurance losses and policy benefits includes catastrophe losses, net of reinsurance recoveries, estimated at approximately $4,600,000, $18,300,000 and $10,900,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The 1994 losses include approximately $11,700,000 related to the Northridge, California earthquake.

          The increase in the combined ratios is primarily attributable to the Empire Group, which strengthened reserves in automobile and workers compensation lines by approximately $34,470,000. Actuarial studies conducted during 1995 have identified revised loss development patterns in automobile lines, which may indicate greater ultimate loss experience than previously expected. The Empire Group also reopened closed no-fault claims files during 1995 and made additional payments on prior years' claims. This, along with changes in claim handling practices, have increased the difficultly of estimating ultimate losses, and actual losses may be different than the studies indicated.
     However, the Empire Group strengthened reserves to the levels indicated in the actuarial studies. The Empire Group will continue to analyze loss development patterns on a quarterly basis and will evaluate the adequacy of its loss reserves.

          The combined ratios for the Colonial Penn P&C Group increased slightly in 1995 as compared to 1994. The 1995 combined ratios reflect higher losses related to acquired blocks of automobile assigned risk business that are partially offset by increased service fee income. In addition, the combined ratios in 1995 were favorably affected by reduced catastrophe losses as compared to 1994. The combined ratios of the Colonial Penn P&C Group's core line of
     business, voluntary auto, were essentially unchanged.   The Colonial
     Penn P&C Group believes that its strong underwriting procedures, emphasis on mature adult insureds, prior rate increases and claims handling and settlement practices have enabled it to record combined ratios that compare favorably with the industry.

          In addition to higher catastrophe losses, the combined ratios for 1994 increased as compared to 1993 principally due to settlements in 1993 of Colonial Penn P&C Group prior years' claims at amounts less than provided.

          Premium revenue receipts on IOP products of the life insurance subsidiaries (which are not reflected as revenues) were $50,202,000 in 1995, $108,080,000 in 1994 and $88,312,000 in 1993. The principal IOP product sold during the three year period ended December 31, 1995 was a VA product marketed directly to consumers. The Company believes the decline in premium revenue receipts of the VA product is due to a combination of factors, including the public's perception of potential tax law changes, increased competition and the performance of the fund manager.

          Earned premium revenues of the life and health insurance operations were $165,800,000 for 1995, $172,400,000 for 1994 and
     $181,800,000 for 1993. The decline in earned premium revenues reflect the run-off of the agent sold Medicare supplement business, which the Company ceased marketing at December 31, 1992 due to inadequate profitability.

          Earned premiums revenues for the Company's Graded Benefit Life business were $117,700,000, $113,700,000 and $109,800,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The growth in earned premiums reflects the Company's increased marketing efforts with respect to this product, which have been conducted at acquisition cost levels that result in adequate profitability.

          Insurance losses, policy benefits and amortization of deferred acquisition costs of the life and health insurance operations were $133,200,000, $138,300,000 and $179,100,000 for the years ended
     December 31, 1995, 1994 and 1993, respectively. The decrease in 1995 reflects the run-off of the agent sold Medicare supplement business, which had less favorable loss experience in 1995, reduced IOP insurance in force and a $3,500,000 gain recognized from the termination of a reinsurance agreement. The decrease in 1995 was partially offset by the growth of the Graded Benefit Life product.
     The decrease in 1994 as compared to the prior year primarily reflects the run-off of the agent sold Medicare supplement business and certain non-recurring transactions in 1993 which are described below.

          In 1993, due to expectations of decreased or inadequate future profitability of its Single Premium Whole Life ("SPWL") products, the Company reinsured its SPWL business and recorded a net pre-tax gain of approximately $16,700,000. Such net pre-tax gain consists of the premium received on the transaction of $19,500,000, which is reflected as a credit in the caption "Provision for insurance losses and policy benefits," and net security gains on investments sold in connection with the transaction of $24,100,000, reduced by the write-off of deferred policy acquisition costs of $26,900,000.

          During 1993, the Company reinvested proceeds from sales of certain securities at the lower prevailing interest rates. Since these reinvestment rates were, in certain instances, lower than had previously been expected on certain fixed rate annuity policies, the Company recorded an additional provision for insurance losses of $6,800,000.

          Manufacturing revenues decreased in 1995 principally due to reduced demand from customers of the bathroom vanities division and a factory fire at the fibers division, offset in part by increased sales at the plastics division. The decrease in manufacturing gross profit in 1995 principally reflects the decrease in manufacturing sales, increased raw material costs at most divisions and the fire at the fibers division. Although manufacturing revenues increased in 1994 as compared to 1993, gross profit declined significantly, principally at the bathroom vanities division, which experienced manufacturing inefficiencies, pricing pressures and recorded provisions for obsolete inventory in 1994.

          As a result of the factory fire at the fibers division and historical operating losses, in the fourth quarter of 1995 the Company decided to close the factory and recorded a loss of approximately $6,200,000 for shutdown expenses. In addition, during the third quarter of 1995, the Company sold a division that manufactured office furnishing systems and recognized a loss of $1,100,000. Such losses are reflected in the caption "Selling, general and other expenses."

          Finance revenues reflect the level of consumer instalment loans, which have increased during 1995 and 1994 as discussed above. The operating profit applicable to this segment did not change significantly in 1995 as compared to 1994, principally due to increased interest expense on customer banking deposits and greater losses on automobile loans.

          Investment and other income increased in 1995 principally due to the return of the WMAC Companies, which resulted in a gain of $41,030,000 as discussed above. Interest and dividend income increased in 1995 reflecting higher investment yields and increased funds available for investment. Investment and other income reflects increased fee income in 1995 related to acquired blocks of automobile assigned risk business.

          Investment and other income in 1994 includes $8,458,000 related to the disposition of El Salvador government bonds and $14,490,000 related to the sale of the Company's remaining shares in Bolivian Power Company. Investment and other income in 1993 includes a $12,981,000 gain from the sale of a portion of the investment in Bolivian Power Company.

          Net securities gains (losses) were $20,027,000, ($12,004,000) and $51,923,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Realized security losses during 1994 principally reflected the Company's strategy to further shorten the duration of its investment portfolio during a time of rising interest rates. Security gains in 1993 were realized, in part, to effect the reinsurance and transfer of the SPWL business described above.

          Higher interest expense in each of 1995 and 1994 compared to the prior year principally reflects the increased level of outstanding debt. Interest expense also reflects the increased level of deposits at AIB and AIF and an increase in rates related to those deposits. Generally, interest rates on deposits are lower than on other available funds. Interest expense on deposits was $12,034,000 in 1995, $8,304,000 in 1994 and $9,001,000 in 1993.

          The increase in selling, general and other expenses in 1995 principally reflects the losses recorded by the manufacturing segment as described above, operating expenses of real estate properties acquired during 1994, expenses relating to certain investing activities, including expenses related to exploring opportunities in Russia, and increased provisions for bad debts at the banking and lending segment.

          During each of the last three years, statistical studies and estimates of service costs indicated that the recorded liability for unredeemed trading stamps was in excess of the amount that ultimately would be required to redeem trading stamps outstanding. As a result, selling, general and other expenses applicable to the trading stamp operations include credits of $9,400,000, $11,700,000 and $11,900,000 for the years ended December 31, 1995, 1994 and 1993, respectively, reflecting adjustments made to the liability for unredeemed trading stamps. The Company's most recent analysis of the liability for unredeemed trading stamps has not identified any remaining excess as of December 31, 1995.

          The provision for income taxes for 1995 is below the expected normal corporate income tax rate principally due to the gain related to the return of the WMAC Companies, which is not taxable, and the favorable resolution of certain contingencies. The provision for income taxes for 1994 and 1993 is below the expected normal corporate income tax rate principally because of a reduction in the valuation allowance applicable to the deferred tax asset due to the resolution of certain contingencies. In addition, the provision for income taxes for 1993 was reduced by approximately $4,215,000 as a result of changes in federal income tax rates.

          The number of shares used to calculate primary earnings per share was 59,271,000, 58,202,000 and 58,539,000 for 1995, 1994 and 1993,
     respectively. The number of shares used to calculate fully diluted earnings per share was 62,807,000, 61,715,000 and 61,486,000 for 1995,
     1994 and 1993, respectively. The increase in the number of shares utilized in calculating per share amounts in 1995 principally relates to the exercise of previously granted warrants to the Company's Chairman and President, the selling of such shares in an underwritten public offering and the exercise by the underwriters of the over allotment option, all as discussed above.

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

          The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1996 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

                                     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     -------   ------------------------------------------------------------
               8-K.
               ---

          (a)(1)(2) Financial Statements and Schedules.
                    ----------------------------------
                    Report of Independent Accountants  . . . . .   F-1
                    Financial Statements:
                    Consolidated Balance Sheets at
                      December 31, 1995 and 1994 . . . . . . . .   F-2
                    Consolidated Statements of Income
                      for the years ended December 31,
                      1995, 1994 and 1993  . . . . . . . . . . .   F-3
                    Consolidated Statements of Cash
                      Flows for the years ended
                      December 31, 1995, 1994 and 1993 . . . . .   F-4
                    Consolidated Statements of Changes
                      in Shareholders' Equity for the
                      years ended December 31, 1995, 1994
                      and 1993 . . . . . . . . . . . . . . . . .   F-6
                    Notes to Consolidated Financial
                      Statements . . . . . . . . . . . . . . . .   F-7

                    Financial Statement Schedules:
                    Schedule II - Condensed Financial
                      Information of Registrant  . . . . . . . .   F-35
                    Schedule III - Supplementary
                      Insurance Information  . . . . . . . . . .   F-39
                    Schedule IV - Schedule of
                      Reinsurance  . . . . . . . . . . . . . . .   F-40
                    Schedule V - Valuation and
                      Qualifying Accounts  . . . . . . . . . . .   F-41
                    Schedule VI - Schedule of Supplemental
                      Information for Property and
                      Casualty Insurance Underwriters  . . . . .   F-42

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

                      Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Joseph S. Steinberg (filed as
                      Exhibit 10.15 to the 1983 10-K).

                      Agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K")).

                      Agreement dated as of January 10, 1992 between Ian M. Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the 1991 10-K).

                      Agreement dated as of January 10, 1992 between Joseph
                      S. Steinberg, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit
                      10.8 to the 1991 10-K).

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

                      Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit
                      10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K")).

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

                      Deferred Compensation Agreement between the Company and Lawrence S. Hershfield, dated March 29, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the Quarterly Period ended March 31, 1995).

                      Agreement between the Company and Lawrence S. Hershfield, dated as of May 4, 1995 (filed as Exhibit 10.22(a) to this Report).

                      Escrow and Security Agreement by and among the Company, Lawrence S. Hershfield and Weil, Gotshal & Manges, as escrow agent, dated as of May 4, 1995 (filed as Exhibit 10.22(b) to this Report).


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



     ___________________

     * Incorporated by reference.

               10.2 1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).*

               10.3(a) Restated Articles and Agreement of General Partnership, effective as of February 1, 1982, of The Jordan Company (filed as Exhibit 10.3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986).*

               10.3(b) Amendments dated as of December 31, 1989 and December 1, 1990 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.2(b) to the 1991 10-K).*

               10.3(c) Amendment dated as of December 17, 1992 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.3(c) to the 1992 10-K).*

               10.3(d) Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

               10.4 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Ian M. Cumming (filed as Exhibit
                        10.14 to the 1983 10-K).*

               10.5 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Joseph S. Steinberg (filed as
                        Exhibit 10.15 to the 1983 10-K).*

               10.6 Stock Purchase and Sale Agreement dated as of April 5, 1991, by and between FPL Group Capital Inc and the Company (filed as Exhibit B to the Company's Current Report on Form 8-K dated August 23, 1991).*

               10.7 Agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.6 to the 1991 10-K).*

               10.8     Agreement dated as of January 10, 1992 between Ian
                        M. Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the 1991 10-K).*

               10.9 Agreement dated as of January 10, 1992 between Joseph S. Steinberg, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.8 to the 1991 10-K).*

               10.10(a) Agreement dated April 23, 1992 between AIC
                        Financial Services, Inc. (an Alabama corporation), AIC Financial Services (a Mississippi corporation) and AIC Financial Services (a South Carolina corporation) (collectively, "Seller") and Norwest Financial Resources, Inc. (filed as Exhibit 10.10(a) to the 1992 10-K).*


     ___________________

     * Incorporated by reference.

               10.10(b) Purchase Agreement between A.I.C. Financial
                        Services, Inc., American Investment Bank, N.A., American Investment Financial and Terracor II d/b/a AIC Financial Fund, Seller, and Associates Financial Services Company, Inc., Buyer, dated November 5, 1992 (filed as Exhibit 10.10(b) to the Company's Registration Statement No. 33-55120).*

               10.11(a) Agreement and Plan of Merger, dated as of October
                        22, 1992, by and among the Company, Phlcorp
                        Acquisition Company and PHLCORP, Inc. (filed as
                        Exhibit 5.2 to the Company's Current Report on Form 8-K dated October 22, 1992).*

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



     ___________________

     * Incorporated by reference.

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

               10.21 Deferred Compensation Agreement between the Company and Lawrence S. Hershfield, dated March 29, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the Quarterly Period ended March 31, 1995).*

               10.22(a) Agreement between the Company and Lawrence S.
                        Hershfield, dated as of May 4, 1995.

               10.22(b) Escrow and Security Agreement by and among the
                        Company, Lawrence S. Hershfield and Weil, Gotshal & Manges, as escrow agent, dated as of May 4, 1995.

               21       Subsidiaries of the registrant.

               23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form
                        S-8 and S-3 (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61680)
                        and Form S-8 (File No. 33-61718).

               27       Financial Data Schedule.

               28 Schedule P of the 1995 Annual Statement to Insurance Departments of the Colonial Penn Insurance Company and Affiliated Property/Casualty Insurers, the Empire Insurance Company, Principal Insurer, the WMAC Credit Insurance Corporation and the Commercial Loan Insurance Corporation. (P)



     ___________________

     * Incorporated by reference.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEUCADIA NATIONAL CORPORATION


     March 28, 1996                By:  /s/ Joseph A. Orlando
                                      -----------------------------------
                                        Joseph A. Orlando
                                        Vice President and Comptroller

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEUCADIA NATIONAL CORPORATION and SUBSIDIARIES as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in the notes to the consolidated financial statements, in 1993 the Company changed its method of accounting for Income Taxes, Postretirement Benefits Other Than Pensions, Postemployment Benefits, Multiple-Year Retrospectively Rated Contracts, and Certain Investments in Debt and Capital Securities, all as set forth in various pronouncements of the Financial Accounting Standards Board and the Emerging Issues Task Force.






                                                        COOPERS & LYBRAND L.L.P.



New York, New York
March 22, 1996


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994
(Dollars in thousands, except par value)

                                                                              1995                1994
                                                                              ----                ----
ASSETS
------
Investments:
 Available for sale (aggregate cost of $2,618,363
  and $2,396,288)                                                          $2,664,471          $2,331,288
 Trading securities (aggregate cost of $52,153
  and $53,312)                                                                 55,702              52,231
 Held to maturity (aggregate fair value of $65,416
  and $52,820)                                                                 64,546              54,586
 Policyholder loans                                                            17,768              17,943
 Other investments, including accrued interest income                          77,994              56,347
                                                                           ----------          ----------
    Total investments                                                       2,880,481           2,512,395

Cash and cash equivalents                                                     266,158             252,495
Reinsurance receivable, net                                                   261,267             310,682
Trade, notes and other receivables, net                                       497,753             463,981
Prepaids and other assets                                                     238,306             245,476
Property, equipment and leasehold improvements, net                           111,374             110,887
Deferred policy acquisition costs                                              92,144              74,536
Deferred income taxes                                                         103,466             144,631
Separate and variable accounts                                                472,837             420,398
Investments in associated companies                                           184,088             138,565
                                                                           ----------          ----------
      Total                                                                $5,107,874          $4,674,046
                                                                           ==========          ==========

LIABILITIES
-----------
Customer banking deposits                                                  $  203,061          $  179,888
Trade payables and expense accruals                                           209,362             189,280
Other liabilities                                                             134,772             148,479
Income taxes payable                                                           39,596              39,491
Policy reserves                                                             1,971,080           1,964,730
Unearned premiums                                                             434,773             413,546
Separate and variable accounts                                                472,837             419,355
Debt, including current maturities                                            520,862             425,848
                                                                           ----------          ----------
      Total liabilities                                                     3,986,343           3,780,617
                                                                           ----------          ----------

Minority interest                                                              10,040              11,614
                                                                           ----------          ----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized
 150,000,000 shares; 60,163,824 and 56,100,074 shares
 issued and outstanding, after deducting 54,319,654 and
 54,305,016 shares held in treasury                                            60,164              56,100
Additional paid-in capital                                                    159,914              98,175
Net unrealized gain (loss) on investments                                      30,086             (41,309)
Retained earnings                                                             861,327             768,849
                                                                           ----------          ----------
      Total shareholders' equity                                            1,111,491             881,815
                                                                           ----------          ----------
      Total                                                                $5,107,874          $4,674,046
                                                                           ==========          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1995, 1994 and 1993

                                                                 1995            1994            1993
                                                                 ----            ----            ----
                                                             (In thousands, except per share amounts)
Revenues:
  Insurance revenues and commissions                         $  982,388      $  918,886      $  893,850
  Manufacturing                                                 166,237         180,050         173,638
  Finance                                                        53,958          45,835          33,587
  Investment and other income                                   335,704         251,618         255,060
  Net securities gains (losses)                                  20,027         (12,004)         51,923
                                                             ----------      ----------      ----------
                                                              1,558,314       1,384,385       1,408,058
                                                             ----------      ----------      ----------
Expenses:
  Provision for insurance losses and policy
   benefits                                                     842,126         737,630         688,302
  Amortization of deferred acquisition costs                    100,677          81,380         101,450
  Manufacturing cost of goods sold                              129,279         137,507         122,815
  Interest                                                       52,871          44,003          39,465
  Salaries                                                       90,334          87,650          83,179
  Selling, general and other expenses                           210,845         195,897         195,979
                                                             ----------      ----------      ----------
                                                              1,426,132       1,284,067       1,231,190
                                                             ----------      ----------      ----------
  Income before income taxes and cumulative
   effects of changes in accounting principles                  132,182         100,318         176,868
                                                             ----------      ----------      ----------
Income taxes:
  Current                                                         2,366           9,085          25,355
  Deferred                                                       22,313          20,397          35,254
                                                             ----------      ----------      ----------
                                                                 24,679          29,482          60,609
                                                             ----------      ----------      ----------
  Income before cumulative effects of
   changes in accounting principles                             107,503          70,836         116,259
Cumulative effects of changes in
 accounting principles                                             -               -            129,195
                                                             ----------      ----------      ----------
      Net income                                             $  107,503      $   70,836      $  245,454
                                                             ==========      ==========      ==========

Earnings per common and dilutive common equivalent share:
  Income before cumulative effects of
   changes in accounting principles                               $1.81           $1.22           $1.98
  Cumulative effects of changes in
   accounting principles                                            -               -              2.21
                                                                  -----           -----           -----
      Net income                                                  $1.81           $1.22           $4.19
                                                                  =====           =====           =====

Fully diluted earnings per common share:
  Income before cumulative effects of
   changes in accounting principles                               $1.77           $1.21           $1.94
  Cumulative effects of changes in
   accounting principles                                            -               -              2.10
                                                                  -----           -----           -----
      Net income                                                  $1.77           $1.21           $4.04
                                                                  =====           =====           =====

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993

                                                                          1995          1994          1993
                                                                          ----          ----          ----
                                                                               (Thousands of dollars)
Net cash flows from operating activities:
----------------------------------------
Net income                                                            $  107,503    $   70,836    $  245,454
Adjustments to reconcile net income to net
 cash provided by (used for) operations:
 Cumulative effects of changes in accounting principles                     -             -         (129,195)
 Provision for deferred income taxes                                      22,313        20,397        35,254
 Depreciation and amortization of property,
  equipment and leasehold improvements                                    17,927        17,075        16,378
 Other amortization                                                      102,194        88,485       113,450
 Provision for doubtful accounts                                          17,849        10,579        12,432
 Net securities (gains) losses                                           (20,027)       12,004       (51,923)
 Premium on reinsurance transaction with John Hancock                       -             -          (19,456)
 Equity in losses of associated companies                                  2,613         5,176         2,064
 (Gains) related to foreign power companies                                 -          (22,948)      (13,111)
 (Gain) related to the return of the WMAC Companies                      (41,030)         -             -
 Purchases of investments classified as trading                         (177,281)     (132,752)      (77,333)
 Proceeds from sales of investments classified
  as trading                                                             182,894       119,042        38,118
 Deferred policy acquisition costs incurred and deferred                (118,285)     (100,506)      (81,746)
 Reinsurance payment to John Hancock                                        -             -         (510,698)
 Net change in:
   Reinsurance receivable                                                 48,446       154,788        46,603
   Trade, notes and other receivables                                    (26,548)      (23,661)      (55,439)
   Prepaids and other assets                                             (18,101)      (23,488)      (49,183)
   Trade payables and expense accruals                                     4,682        35,973        44,663
   Other liabilities                                                     (18,206)      (22,285)      (20,377)
   Income taxes                                                              105        (1,844)        8,195
   Policy reserves                                                        21,152      (123,376)      (56,327)
   Unearned premiums                                                      21,227        33,286        35,020
 Other                                                                     7,870         2,755         4,236
                                                                      ----------    ----------    ----------
   Net cash provided by (used for)
    operating activities                                                 137,297       119,536      (462,921)
                                                                      ----------    ----------    ----------

Net cash flows from investing activities:
----------------------------------------
Acquisition of real estate, property, equipment
 and leasehold improvements                                              (54,696)     (122,122)      (19,368)
Proceeds from disposals of real estate, property
 and equipment                                                            22,533         7,741         5,760
Investment in MK Gold Company in 1995 and Caja in 1994                   (22,593)      (45,711)         -
Advances on loan receivables                                            (154,329)     (182,289)     (132,324)
Principal collections on loan receivables                                123,266       118,484        95,535
Purchases of investments (other than short-term)                      (1,893,387)   (1,251,643)   (1,582,856)
Proceeds from maturities of investments                                  636,076       425,582       471,440
Proceeds from sales of investments                                     1,091,573       888,474     1,193,141
                                                                      ----------    ----------    ----------
   Net cash provided by (used for)
    investing activities                                                (251,557)     (161,484)       31,328
                                                                      ----------    ----------    ----------

                                                                                                 (continued)

                  The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 1995, 1994 and 1993

                                                                         1995            1994         1993
                                                                         ----            ----         ----
                                                                                (Thousands of dollars)
Net cash flows from financing activities:
----------------------------------------
Net change in short-term borrowings                                 $      (80)     $     (582)   $   (5,678)
Net change in customer banking deposits                                 22,785           6,346       (12,817)
Net change in policyholder account balances                            (14,802)        (17,302)      (95,554)
Issuance of long-term debt, net of issuance
 costs                                                                 101,390          50,000       194,157
Reduction of long-term debt                                             (9,475)        (27,940)      (18,237)
Sale of common shares and exercise of warrants,
 net of expenses                                                        43,857            -             -
Purchase of common shares for treasury                                    (727)           (472)       (2,492)
Dividends paid                                                         (15,025)         (7,021)       (6,971)
                                                                    ----------      ----------    ----------
   Net cash provided by financing activities                           127,923           3,029        52,408
                                                                    ----------      ----------    ----------
   Net increase (decrease) in cash and
    cash equivalents                                                    13,663         (38,919)     (379,185)
Cash and cash equivalents at January 1,                                252,495         291,414       670,599
                                                                    ----------      ----------    ----------
Cash and cash equivalents at December 31,                           $  266,158      $  252,495    $  291,414
                                                                    ==========      ==========    ==========

Supplemental disclosures of cash flow information:
-------------------------------------------------
Cash paid during the year for:
 Interest                                                              $52,919         $43,137       $34,574
 Income tax payments, net of refunds                                   $ 2,267         $10,731       $17,025



                  The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1995, 1994 and 1993


                                                                           Net
                                                Common                  Unrealized
                                                Shares    Additional    Gain (Loss)
                                                $1 Par     Paid-in          On       Retained
                                                 Value     Capital      Investments  Earnings       Total
                                                ------    ---------     -----------  --------       -----
                                                                 (Thousands of dollars)
Balance, January 1, 1993                       $55,890     $ 95,711     $      9     $466,551    $  618,161

 Exercise of options to
  purchase common shares                           470        1,865                                   2,335
 Purchase of stock for treasury                   (566)     (10,220)                                (10,786)
 Income tax benefit related to
  warrant and option transactions                             9,760                                   9,760
 Net change in unrealized gain
  (loss) on investments                                                   49,903                     49,903
 Dividend ($.125 per Common Share)                                                     (6,971)       (6,971)
 Net income                                                                           245,454       245,454
                                               -------     --------     --------     --------    ----------

Balance, December 31, 1993                      55,794       97,116       49,912      705,034       907,856

 Exercise of options to
  purchase common shares                           330        1,507                                   1,837
 Purchase of stock for treasury                    (24)        (448)                                   (472)
 Net change in unrealized gain
  (loss) on investments                                                  (91,221)                   (91,221)
 Dividend ($.125 per Common Share)                                                     (7,021)       (7,021)
 Net income                                                                            70,836        70,836
                                               -------     --------     --------     --------    ----------

Balance, December 31, 1994                      56,100       98,175      (41,309)     768,849       881,815

 Exercise of options to
  purchase common shares                           415        2,201                                   2,616
 Purchase of stock for treasury                    (29)        (698)                                   (727)
 Exercise of warrants to purchase
  common shares (net of expenses)
  and related income tax benefit                 3,200       47,845                                  51,045
 Issuance of common shares, net
  of underwriting discounts                        478       12,391                                  12,869
 Net change in unrealized gain
  (loss) on investments                                                   71,395                     71,395
 Dividend ($.25 per Common Share)                                                     (15,025)      (15,025)
 Net income                                                                           107,503       107,503
                                               -------     --------     --------     --------    ----------
Balance, December 31, 1995                     $60,164     $159,914     $ 30,086     $861,327    $1,111,491
                                               =======     ========     ========     ========    ==========


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:
    ---------------------
The Company is a diversified financial services holding company engaged in personal and commercial lines of property and casualty insurance, life and health insurance, banking and lending and manufacturing, principally in markets throughout the United States. The Company's principal operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life insurance products to niche markets. The Company's principal personal lines insurance products are automobile insurance, homeowners insurance, graded benefit life insurance marketed primarily to the age 50-and-over population and variable annuity products. The Company's principal commercial lines are property and casualty products provided for multi-family residential real estate, retail establishments and livery vehicles in the New York metropolitan area.

The Company's banking and lending operations principally consist of making instalment loans primarily funded by deposits insured by the Federal Deposit Insurance Company. The Company's manufacturing operations primarily manufacture products for the "do-it-yourself" home improvement market and for industrial and agricultural markets.

2.  Significant Accounting Policies:
    --------------------------------
(a) Use of Estimates in Preparing Financial Statements: The preparation of
    --------------------------------------------------
financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(b) Consolidation Policy: The consolidated financial statements include the
    --------------------
accounts of the Company and all majority-owned subsidiaries. Two of the Company's legal subsidiaries (the "WMAC Companies") were not consolidated while under the control of the Wisconsin Insurance Commissioner. Effective as of December 31, 1995, control of the WMAC Companies was returned to the Company and such subsidiaries are included in the consolidated balance sheet as of December 31, 1995.

Investments in entities in which the Company owns less than 50% of the voting interest and has the ability to exercise significant influence are accounted for on the equity method of accounting.

Certain amounts for prior periods have been reclassified to be consistent with the 1995 presentation.

(c) Stock Split:  On November 15, 1995, a two-for-one stock split was effected
    -----------
in the form of a 100% stock dividend.  The financial statements (and notes

    -------------------------------
thereto) give retroactive effect to the stock split for all periods presented.

(d) Statements of Cash Flows: The Company considers short-term investments,
    ------------------------
which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $199,725,000 and $200,232,000 at December 31, 1995 and 1994, respectively.

On June 1, 1993, the Company received 448,350 of the Company's Common Shares (valued at $8,294,000) in settlement of a zero coupon note due from John W. Jordan II, a former director of the Company. The value of the shares received, which was based on the market price on the date of the transaction, was equal to the maturity value of the note.

(e) Investments: Effective as of December 31, 1993, the Company adopted
    -----------
Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The adoption of SFAS 115 resulted in an increase in reported shareholders' equity of $49,500,000 at December 31, 1993.

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

The Company's investments in Russian equity securities ($39,700,000 and $19,600,000 as of December 31, 1995 and 1994, respectively), none of which is held by its insurance or banking subsidiaries, do not have readily determinable fair values. Given the uncertainties inherent in investing in the emerging markets of Russia, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. These investments are included in "Other investments" in the Consolidated Balance Sheets.

(f) Property, Equipment and Leasehold Improvements: Property, equipment and
    ----------------------------------------------
leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($101,568,000 and $87,067,000 at December 31, 1995 and 1994,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

    -------------------------------
(g) Income Recognition from Insurance Operations:  Premiums on property and
    --------------------------------------------
casualty and health insurance products are recognized as revenues over the term of the policy using the monthly pro rata basis.

Premiums for investment oriented insurance products ("IOP products") are reflected in a manner similar to a deposit; revenues reflect only mortality charges and other amounts assessed against the holder of the insurance policies and annuity contracts. The principal IOP product offered during the three year period ended December 31, 1995 was a variable annuity ("VA") product. Other life premiums are recognized as revenues over the premium paying period.

Premiums for the VA product are directed by the policyholder to be invested in a unit trust solely for the benefit and risk of the policyholder. Policyholders' accounts are charged for the cost of insurance provided, administrative and certain other charges. The amount included in the balance sheet liability caption "Separate and variable accounts" represents the current value of the policyholders' funds.

(h) Policy Acquisition Costs: Policy acquisition costs principally consist of
    ------------------------
direct response marketing costs, commissions, premium taxes and other underwriting expenses (net of reinsurance allowances). If recoverability of such costs from future premiums and related investment income is not anticipated, the amounts not considered recoverable are charged to operations. Deferred policy acquisition costs also have been charged to operations in connection with dispositions of blocks of business or reinvestment of proceeds from security sales at prevailing lower interest rates.

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

(i) Reinsurance: In the normal course of business, the Company seeks to reduce
    -----------
the loss that may arise from catastrophes and to limit losses from large exposures by reinsuring certain levels of risk with other insurance enterprises. Catastrophe reinsurance treaties serve to reduce property and casualty insurance risk in geographic areas where the Company is exposed to natural disasters, principally Florida, California and the East Coast. The Company has also entered into reinsurance transactions in connection with dispositions of blocks of businesses. Reinsurance contracts do not necessarily legally relieve the Company from its obligations to policyholders.

Reinsurance recoverables are reported as assets net of provisions for uncollectible amounts. Premiums earned and other underwriting expenses are stated net of reinsurance.

    --------------------------------
(j) Policy Reserves and Unearned Premiums: Policy reserves and unearned premiums
    -------------------------------------
for life, health and traditional annuity policies are computed on a net level premium method based upon standard and Company developed tables with provision for adverse deviation and estimated withdrawals. Liabilities for unpaid losses and loss adjustment expenses applicable to the property and casualty insurance operations are determined using case basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of ultimate claim costs and loss adjustment expenses. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

Effective as of January 1, 1993, the Company adopted Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 93-6, "Accounting for Multiple Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), which specifies the accounting for certain retrospectively rated reinsurance agreements. As a result of the adoption of EITF 93-6, the Company reduced its premium payable at January 1, 1993 by $14,654,000 and recorded a credit of $9,672,000 (net of income taxes of $4,982,000) which is included in the caption "Cumulative effects of changes in accounting principles."

(k) Liability for Unredeemed Trading Stamps: The Company's liability for
    ---------------------------------------
unredeemed trading stamps is estimated based upon recent experience, statistical evaluation and estimated costs to service redemptions of unredeemed trading stamps in the future. Recent statistical studies and current estimates of service costs have indicated that the recorded liability for unredeemed trading stamps was in excess of the amount that ultimately will be required to redeem trading stamps outstanding. As a result, selling, general and other expenses applicable to the trading stamp operations include credits of $9,400,000, $11,700,000 and $11,900,000 for the years ended December 31, 1995, 1994 and
1993, respectively, reflecting the adjustments made to the liability for unredeemed trading stamps. The Company's most recent analysis of the liability for unredeemed trading stamps has not identified any remaining excess as of December 31, 1995.

(l) Pension, Postemployment and Postretirement Costs: The Company has
    ------------------------------------------------
non-contributory trusteed pension plans covering certain employees, which generally provide retirement benefits based on salary and length of service. The plans are funded in amounts sufficient to satisfy minimum ERISA funding requirements.

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

    --------------------------------
(m) Income Taxes: The Company provides for income taxes using the liability
    ------------
method. Effective as of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred income taxes are provided at the statutorily enacted rates for differences between the tax and accounting bases of substantially all assets and liabilities and for carryforwards. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset and the provisions for income taxes are not reduced for the benefit from utilization of tax loss carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

(n) Derivative Financial Instruments: The Company has entered into interest rate
    --------------------------------
swap and interest rate option agreements to reduce the impact of changes in interest rates on its variable rate debt. The difference between the amounts paid and received is accrued as an adjustment to interest expense over the term of the agreements. The premiums paid for interest rate option agreements are included in other assets and are amortized to expense over the term of the agreements. The Company does not have material derivative financial instruments for trading purposes.

(o) Translation of Foreign Currency:  Foreign currency denominated investments
    -------------------------------
which are not subject to hedging agreements and currency rate swap agreements not meeting the accounting requirements for hedges are converted into U.S. dollars at exchange rates in effect at the end of the period. Resulting net exchange gains or losses were not material.

(p) Recently Issued Accounting Standards: Effective January 1, 1996, Statement
    ------------------------------------
of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), will require the Company to review the recoverability of the carrying amount of long-lived assets and recognize an impairment loss under certain circumstances. The impact of implementation of SFAS 121 on the Company's financial position and results of operations is not expected to be material.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective January 1, 1996, establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statement of operations or disclosure. The Company expects to implement SFAS 123 by providing the required disclosures in the notes to the financial statements.

3.  Acquisitions:
    -------------
The Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company, private investment firms whose principal activity is structuring leveraged buy-outs in which the partners are given the opportunity to become equity participants. John W. Jordan II, a former director of the Company, is a Managing Partner of both firms. Since 1982, through such partnerships, the Company acquired interests in several companies (the "Jordan Associated Companies"), principally engaged in various aspects of manufacturing and distribution. The Company currently accounts for its interests in the Jordan Associated Companies on the cost method of accounting. The investments

    ------------
acquired as a result of the partnership interests are considered Associated Companies.

In April 1994, the Company acquired a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") from the government of Argentina for a purchase price of $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. The difference between the Company's investment in Caja and its share of Caja's underlying net tangible assets is being amortized over 20 years.

In May 1994, the Company acquired a 615,000 square foot office building located near Grand Central Terminal in New York City for $50,800,000. The building has 355,000 square feet of contiguous space available for occupancy. After certain improvements to the building are completed, the Company intends to lease the available space to one or more entities and/or sell the building. The investment is included in other assets.

In July 1994, the Company acquired two luxury condominium towers in downtown San Diego, California for $42,000,000. The property includes 201 residential units, of which 162 were available for sale at December 31, 1995, and 42,000 square feet of retail space. The investment is included in other assets.

In June 1995, the Company purchased a 46.4% common stock interest in MK Gold Company ("MK Gold") for an aggregate cash purchase price of $22,500,000. In addition, the Company purchased at par all of a lender's interest under a $20,000,000 revolving credit facility with MK Gold, of which $15,000,000 was outstanding. This amount was repaid during the third quarter of 1995. MK Gold is an international gold mining company whose shares are quoted on the Nasdaq National Market System.

In July 1995, pursuant to the chapter 11 reorganization of HomeFed Corporation ("HFC"), the Company acquired 41.2% of HFC's common stock for a net cash investment of approximately $4,200,000. As part of the reorganization plan, the Company provided HFC with a $20,000,000 eight year secured loan, which is convertible into additional shares of HFC common stock after three years (subject to certain conditions) and which bears interest at the rate of 12% per year. HFC is a public company whose subsidiaries develop real property.

The Company accounts for its investments in Caja, MK Gold and HFC under the equity method of accounting based on fiscal periods ended three months prior to the end of the Company's reporting period. The Company's investments in Caja, MK Gold and HFC are included in the caption "Investments in associated companies."

4.  Investments in Associated Companies:
    -----------------------------------
The Company owns or held part interests in the following foreign power companies: Compania de Alumbrado Electrico de San Salvador, S.A. ("CAESS"), Compania Boliviana de Energia Electrica, S.A. - Bolivian Power Company Limited ("Bolivian Power") and, through the Canadian International Power Company Limited Liquidating Trust, The Barbados Light and Power Company Limited.

    ------------------------------------
In March 1993, in settlement of claims related to El Salvador's 1986 seizure of CAESS's assets, the Company received cash of $5,300,000 and $12,000,000 principal amount of 6% U.S. dollar denominated El Salvador Government bonds due in instalments through 1996. The Company has recognized the gain on the cash basis. During 1994, the Company disposed of the remaining bonds and reported a pre-tax gain of $8,458,000, which is included in the caption "Investment and other income." Gains recognized in 1993 were not significant.

During 1993, the Company sold 750,000 shares of Bolivian Power common stock in an underwritten public offering and realized a pre-tax gain of $12,981,000. During 1994, the Company sold its remaining interest in Bolivian Power to an unaffiliated party and realized a pre-tax gain of $14,490,000. The gains are reflected in the caption "Investment and other income."

5.  Insurance Operations:
    ---------------------
Premiums received on IOP products were $50,202,000, $108,080,000 and $88,312,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

The changes in deferred policy acquisition costs were as follows (in thousands):

                                                             1995            1994            1993
                                                             ----            ----            ----
Balance, January 1,                                       $  74,536       $ 55,410       $  78,895
                                                          ---------       --------       ---------
 Additions                                                  118,285        100,506          81,746
                                                          ---------       --------       ---------
 Amortization of deferred
  acquisition costs:
  Provided in connection with
   disposition and/or transfers
   of business                                                 -              -            (29,748)
  Other amortization                                       (100,677)       (81,380)        (71,702)
                                                          ---------       --------       ---------
                                                           (100,677)       (81,380)       (101,450)
                                                          ---------       --------       ---------
 Adoption of SFAS 109                                          -              -             (3,781)
                                                          ---------       --------       ---------
Balance, December 31,                                     $  92,144       $ 74,536       $  55,410
                                                          =========       ========       =========

On June 23, 1993, the Company reinsured substantially all of its existing single premium whole life business ("SPWL") with a subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"), and realized a net pre-tax gain of approximately $16,700,000. Such net pre-tax gain consists of the premium received on the transaction of approximately $19,500,000, which is reflected as a credit in the caption "Provision for insurance losses and policy benefits," and net security gains on investments sold in connection with the transaction of $24,100,000, reduced by the write-off of deferred policy acquisition costs of $26,900,000. For financial reporting purposes, the Company reflects the policy liabilities assumed by John Hancock in policy reserves, with an offsetting receivable from John Hancock of the same amount in reinsurance receivable, net, until the Company is legally relieved of its obligation to the SPWL policyholders. At December 31, 1995, reinsurance receivables, net includes $141,084,000 due from John Hancock.

    --------------------
During 1993, the Company sold, at gains, substantial amounts of investments, including dispositions in connection with the transfer of blocks of business, and, in certain cases, reinvested proceeds at prevailing lower interest rates. Since certain of these rates were lower than had previously been expected on certain fixed rate annuity policies, the Company recorded an additional provision for insurance losses of $6,800,000.

The effect of reinsurance on premiums written and earned for the years ended December 31, 1995, 1994 and 1993 is as follows (in thousands):

                           1995                           1994                         1993
                           ----                           ----                         ----

                Premiums        Premiums         Premiums      Premiums     Premiums       Premiums
                Written          Earned           Written       Earned       Written        Earned
                --------        --------         --------      --------     --------       --------
Direct        $1,036,120      $1,004,496         $960,463      $923,131     $930,424       $893,797
Assumed            7,738          22,530           31,804        32,261       34,102         33,628
Ceded            (49,092)        (44,638)         (39,722)      (36,506)     (33,191)       (33,575)
              ----------      ----------         --------      --------     --------       --------
  Net         $  994,766      $  982,388         $952,545      $918,886     $931,335       $893,850
              ==========      ==========         ========      ========     ========       ========

Recoveries recognized on reinsurance contracts were $28,900,000 in 1995, $44,300,000 in 1994 and $22,800,000 in 1993.

Net income (loss) and statutory surplus as determined in accordance with statutory accounting principles as reported to the domiciliary state of the Company's insurance subsidiaries are as follows (in thousands):

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                           1995            1994              1993
                                                           ----            ----              ----
Net income (loss):
 Property and casualty insurance                         $69,145          $59,048          $96,279
 Life insurance                                          $13,465          $14,142          $(2,951)

                                                                      At December 31,
                                                                      ---------------
                                                           1995            1994              1993
                                                           ----            ----              ----
Statutory surplus:
 Property and casualty insurance                         $520,700         $425,128         $475,408
 Life insurance                                          $376,223         $335,903         $303,986

The statutory net income (loss) of the life insurance subsidiaries is net of certain management and other fees paid to the Company or other subsidiaries of the Company. Under generally accepted accounting principles, the reported income of the life insurance segment is increased by these fees, since all intercompany transactions are eliminated in consolidation.

Certain insurance subsidiaries are owned by other insurance subsidiaries. In the data above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1995, 1994 and 1993, statutory surplus of $292,800,000, $252,800,000 and $246,600,000, respectively, related to property

    --------------------
and casualty operations is also included in the statutory surplus of the life insurance parent, and statutory surplus of $29,300,000, $35,900,000 and $42,200,000, respectively, related to life operations is also included in the statutory surplus of the property and casualty insurance parent. The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval. At December 31, 1995, $52,167,000 could be distributed to the Company without regulatory approval.

In December 1995, the Company entered into an agreement with the California Department of Insurance to settle its Proposition 103 liability for $17,700,000. The settlement did not exceed reserves established in prior years. The Company paid the settlement amount during the first quarter of 1996.

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

6.  Investments:
    -----------
The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1995 and 1994 are as follows (in thousands):

                                                                 Gross             Gross           Estimated
                                              Amortized        Unrealized        Unrealized           Fair
                                                 Cost            Gains             Losses            Value
                                              ---------        ----------        ----------        ---------
Held to maturity:
1995
----
Bonds and notes:
 United States Government
  agencies and authorities                     $49,823          $1,011            $  139           $50,695
 States, municipalities
  and political subdivisions                       920               8              -                  928
 All other corporates                              310            -                   10               300
Other fixed maturities                          13,493            -                 -               13,493
                                               -------          ------            ------           -------
                                               $64,546          $1,019            $  149           $65,416
                                               =======          ======            ======           =======
1994
----
Bonds and notes:
 United States Government
  agencies and authorities                     $40,300          $  117            $1,861           $38,556
 States, municipalities
  and political subdivisions                       818              10              -                  828
 All other corporates                              385            -                   40               345
Other fixed maturities                          13,083               8              -               13,091
                                               -------          ------            ------           -------
                                               $54,586          $  135            $1,901           $52,820
                                               =======          ======            ======           =======
Available for sale:
1995
----
Bonds and notes:
 United States Government
  agencies and authorities                  $2,161,873         $24,503            $3,097        $2,183,279
 States, municipalities
  and political subdivisions                     3,367              50                32             3,385
 Foreign governments                            21,435           3,242             1,372            23,305
 Public utilities                               50,158           1,123               501            50,780
 All other corporates                          354,804          14,144             2,192           366,756
                                            ----------         -------            ------        ----------
   Total fixed maturities                    2,591,637          43,062             7,194         2,627,505
                                            ----------         -------            ------        ----------
Equity securities:
 Common stocks:
  Banks, trusts and
   insurance companies                          10,001           3,217                 1            13,217
  Industrial, miscellaneous
   and all other                                16,725           7,919               895            23,749
                                            ----------         -------            ------        ----------
   Total equity securities                      26,726          11,136               896            36,966
                                            ----------         -------            ------        ----------
                                            $2,618,363         $54,198            $8,090        $2,664,471
                                            ==========         =======            ======        ==========

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
                                               ==========       =======            =======         ==========


The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1995, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Held to Maturity                     Available For Sale
                                               ----------------                     ------------------
                                                           Estimated                              Estimated
                                           Amortized         Fair                Amortized          Fair
                                             Cost            Value                 Cost             Value
                                           ---------       ---------             ---------        ---------
                                                                   (In thousands)

Due in one year or less                      $19,156         $19,166           $  489,100        $  495,389
Due after one year
 through five years                           39,066          39,750            1,136,653         1,155,177
Due after five years
 through ten years                             1,415           1,426               72,938            75,773
Due after ten years                            1,134           1,314              135,385           136,139
                                             -------         -------           ----------        ----------
                                              60,771          61,656            1,834,076         1,862,478
Mortgage-backed securities                     3,775           3,760              757,561           765,027
                                             -------         -------           ----------        ----------
                                             $64,546         $65,416           $2,591,637        $2,627,505
                                             =======         =======           ==========        ==========

    -----------
At December 31, 1995 and 1994 securities with book values aggregating $45,069,000 and $39,908,000, respectively, were on deposit with various regulatory authorities.

At December 31, 1995, the Company had common stock equity interests of 5% or more in the following domestic publicly owned non-consolidated companies, some of which are Associated Companies: Carmike Cinemas, Inc. (6% of Class A shares), HFC (41%), MK Gold (46%) and Rockefeller Center Properties, Inc. (7%).

Certain information with respect to trading securities at December 31, 1995 and 1994 is as follows (in thousands):

                                                              Amortized       Estimated         Carrying
                                                                 Cost         Fair Value          Value
                                                              ---------       ----------        --------
1995
----
Fixed maturities:
 Corporate bonds and notes                                     $26,356         $27,194          $27,194
 Foreign governments                                             2,080           3,880            3,880
Equity securities:
 Preferred stocks                                               17,785          19,079           19,079
 Common stocks - industrial,
  miscellaneous and all other                                      142             148              148
Options                                                          5,790           5,401            5,401
                                                               -------         -------          -------
  Total trading securities                                     $52,153         $55,702          $55,702
                                                               =======         =======          =======
1994
----
Fixed maturities-
 Corporate bonds and notes                                     $37,478         $37,961          $37,961
Equity securities-
 Preferred stocks                                               13,750          13,532           13,532
Options                                                          2,084             738              738
                                                               -------         -------          -------
  Total trading securities                                     $53,312         $52,231          $52,231
                                                               =======         =======          =======

7.  Trade, Notes and Other Receivables, Net:
    ---------------------------------------
A summary of trade, notes and other receivables, net at December 31, 1995 and 1994 is as follows (in thousands):

                                                                     1995           1994
                                                                     ----           ----
Instalment loan receivables net of unearned
 finance charges of $3,680 and $5,118 (a)                          $268,470       $253,089
Loans to small business concerns, including
 accrued interest                                                     9,921         11,107
Premiums receivable                                                 187,425        171,975
Amount due on sale of securities                                      6,808          6,133
Trade receivables                                                    22,669         28,092
Service fee receivable                                                5,176          3,653
Other                                                                17,786          8,013
                                                                   --------       --------
                                                                    518,255        482,062
Allowance for doubtful accounts (including
 $13,893 and $12,308 applicable to loan
 receivables of banking and lending subsidiaries)                   (20,502)       (18,081)
                                                                   --------       --------
                                                                   $497,753       $463,981
                                                                   ========       ========

(a) Contractual maturities of instalment loan receivables at December 31, 1995 were as follows (in thousands): 1996 - $109,024; 1997 - $64,216; 1998 - $44,452;
1999 - $29,842 and 2000 and thereafter - $20,936. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

8.  Prepaids and Other Assets:
    -------------------------
At December 31, 1995 and 1994, a summary of prepaids and other assets is as follows (in thousands):

                                                                    1995            1994
                                                                    ----            ----
Real estate assets, net                                           $147,508        $123,423
Inventories, net                                                    30,573          30,974
Excess of acquisition cost over net
 tangible assets acquired                                              173           2,369
Amounts related to the WMAC Companies                                 -             24,611
Balances in risk sharing pools and associations                      9,896          16,926
Prepaid reinsurance premium                                          6,528           5,127
Unamortized debt expense                                             7,588           7,143
Other                                                               36,040          34,903
                                                                  --------        --------
                                                                  $238,306        $245,476
                                                                  ========        ========


9.  Trade Payables, Expense Accruals and Other Liabilities:
    ------------------------------------------------------
A summary of trade payables, expense accruals and other liabilities at December 31, 1995 and 1994 is as follows (in thousands):

                                                         1995             1994
                                                         ----             ----
Trade Payables and Expense Accruals:
 Payables related to securities                        $ 43,635         $ 42,614
 Amount due on reinsurance                               11,798            8,787
 Trade and drafts payable                                40,003           33,629
 Accrued compensation, severance and other
  employee benefits                                      28,084           29,189
 Pension liability                                        5,735            1,192
 Accrued interest payable                                 8,965            9,253
 Taxes, other than income                                23,505           22,831
 Provision for servicing carrier claims                  23,513           17,935
 Other                                                   24,124           23,850
                                                       --------         --------
                                                       $209,362         $189,280
                                                       ========         ========
Other Liabilities:
 Unearned service fees                                 $ 32,333         $ 28,584
 Lease obligations                                        3,815            9,909
 Liability for unredeemed trading stamps                 30,574           42,433
 Postretirement and postemployment benefits              25,560           25,949
 Premiums received in advance                             4,871            5,300
 Holdbacks on loans                                       6,035            7,363
 Unclaimed funds and dividends                            3,622            3,728
 Other                                                   27,962           25,213
                                                       --------         --------
                                                       $134,772         $148,479
                                                       ========         ========

10.  Long-term and Other Indebtedness:
     --------------------------------
The principal amount, stated interest rate and maturity of long-term debt outstanding at December 31, 1995 and 1994 are as follows (dollars in thousands):

                                                         1995             1994
                                                         ----             ----
Senior Notes:
 Term loans with banks                                 $ 50,000         $ 50,000
 7 3/4% Senior Notes due 2013, less debt
  discount of $881 and $931                              99,119           99,069
 Industrial Revenue Bonds (principally with
  variable interest)                                      5,600            6,811
 Other                                                   14,493           12,710
                                                       --------         --------
                                                        169,212          168,590
                                                       --------         --------
Subordinated Notes:
 10 3/8% Senior Subordinated Notes due 2002,
  less debt discount of $605 and $699                   124,395          124,301
 8 1/4% Senior Subordinated Notes due 2005              100,000             -
 6% Swiss Franc Bonds due March 10, 1996                 27,255           32,957
 5 1/4% Convertible Subordinated Debentures due 2003    100,000          100,000
                                                       --------         --------
                                                        351,650          257,258
                                                       --------         --------
                                                       $520,862         $425,848
                                                       ========         ========

     --------------------------------
Credit agreements provide for aggregate contractual credit facilities of $150,000,000 and bear interest based on the prime rate or LIBOR, plus commitment and other fees. Such credit facilities were renewed in 1994 and expire in June 1997. No amounts were borrowed under these facilities as of December 31, 1995 and 1994. The term loans with banks also bear interest based on the prime rate or LIBOR.

In June 1995, the Company sold $100,000,000 principal amount of its newly authorized 8 1/4% Senior Subordinated Notes due 2005 in an underwritten public offering.

Approximately $9,525,000 of the manufacturing division's net property, equipment and leasehold improvements are pledged as collateral for the Industrial Revenue Bonds; and approximately $12,716,000 of other assets (primarily property) are pledged for other indebtedness aggregating approximately $7,585,000.

Interest rate swap and interest rate option agreements are used to reduce the potential impact of increases in interest rates on term loans with banks, customer banking deposits and credit agreement borrowings. Under the interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. Swaps that expire in 1996 require fixed rate payments of 7.23% on a $50,000,000 notional amount. Swaps that expire in 1999 require fixed rate payments of 7.33% on a $25,000,000 notional amount. The weighted average LIBOR rate at December 31, 1995 is 5.8%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements as well as interest to be paid under the related variable debt obligations.

In 1994, the Company purchased an option for $2,564,000 to enter into an interest rate swap, which is exercisable in August 1996. If exercised, the Company would be required to make fixed rate payments of 7.64% in exchange for receiving a LIBOR based variable payment on a $50,000,000 notional amount for the subsequent eight year term.

Counterparties to interest rate swap agreements are major financial institutions, which management believes are able to fulfill their obligations. However, any losses due to default by the counterparties are likely to be immaterial.

During 1989, the Company entered into long-term hedging transactions whereby substantially all currency rate risk related to the Swiss Franc Bonds was eliminated and the cost of which increased the cost of the issue to approximately 10.4%.

The 5 1/4% Convertible Subordinated Debentures due 2003 are convertible into Common Shares at $28.75 per Common Share, an aggregate of 3,478,261 Common Shares, subject to anti-dilution provisions.

The most restrictive of the Company's debt instruments require maintenance of minimum Tangible Net Worth and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on dividends, investments, liens, contingent obligations and certain other matters. As of January 1, 1996, cash dividends of $346,100,000 could be paid under the most restrictive covenants.

     --------------------------------
The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2000 are as follows (in thousands): 1996 - $30,987; 1997 - $2,134; 1998 - $2,106; 1999 - $51,663; and, 2000 - $31,975.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 6.1% and 5.4% at December 31, 1995 and 1994, respectively.

11.  Common Shares, Stock Options, Warrants and Preferred Shares:
     -----------------------------------------------------------
The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. Pursuant to such authorization, during the three year period ended December 31, 1995, the Company acquired 618,066 Common Shares (29,276 shares in 1995, 23,972 shares in 1994 and 564,818 shares in 1993) at an average price of $19.39 per Common Share. The Common Shares acquired in 1993 include 448,350 Common Shares acquired from John W. Jordan II.

A summary of activity with respect to the Company's stock options for the three years ended December 31, 1995 is as follows:

                                                                                                           Available
                                                  Common                                                      for
                                                  Shares                                 Total              Future
                                                  Subject             Option            Option              Option
                                                 to Option            Prices             Price              Grants
                                                 ---------            ------            ------             ---------
Balance at January 1, 1993                        1,719,336         $ 3.94-$16.75       $ 9,926,772        1,940,000
                                                                                                           =========
     Granted                                        353,000         $20.44-$21.50         7,231,938
     Exercised                                     (469,792)        $ 3.84-$14.25        (2,333,357)
     Cancelled                                      (49,600)        $ 3.84-$11.25          (363,350)
                                                  ---------                             -----------

Balance at December 31, 1993                      1,552,944         $ 3.84-$21.50        14,462,003        1,587,000
                                                                                                           =========
     Granted                                         26,000         $17.88-$18.50           475,375
     Exercised                                     (330,000)        $ 3.84-$20.44        (1,837,627)
     Cancelled                                      (33,000)        $ 4.69-$20.44          (368,388)
                                                  ---------                             -----------

Balance at December 31, 1994                      1,215,944         $ 3.84-$21.50        12,731,363        1,574,800
                                                                                                           =========
     Granted                                         10,000         $23.25                  232,500
     Exercised                                     (414,826)        $ 3.84-$21.50        (2,615,642)
     Cancelled                                      (38,500)        $ 3.84-$23.25          (468,163)
                                                  ---------                             -----------

Balance at December 31, 1995                        772,618         $ 5.50-$23.25       $ 9,880,058        1,583,100
                                                  =========                             ===========        =========

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

At December 31, 1995 and 1994, options to purchase 443,018 and 553,868 Common Shares, respectively, were exercisable.

On September 13, 1995, Ian M. Cumming and Joseph S. Steinberg, Chairman of the Board and President of the Company, respectively, and certain members of Mr. Cumming's family exercised previously granted warrants to purchase an aggregate of 3,188,000 Common Shares and sold such shares in an underwritten public offering. In connection with such public offering, the Company granted the underwriters an over allotment option, which was exercised, for 478,200 Common

     ----------------------------------------------------------
Shares. Under the terms of the warrant agreement, the Company was required to pay expenses of the sale, other than underwriting discounts. As a result of the exercise of the warrants and the exercise of the over allotment option, the Company realized aggregate cash proceeds, net of expenses, of $43,736,000. For income tax purposes, the exercise of the warrants results in a current income tax deduction of $57,305,000. For financial reporting purposes, the benefit of such deduction ($20,057,000) was credited directly to shareholders' equity.


At December 31, 1995 and 1994, the Company's Common Shares were reserved as follows:

                                                                   1995                 1994
                                                                   ----                 ----
Stock Options                                                    2,355,718            2,790,744
Warrants                                                              -               3,200,000
Convertible Debentures                                           3,478,261            3,478,261
                                                                 ---------            ---------
                                                                 5,833,979            9,469,005
                                                                 =========            =========

At December 31, 1995 and 1994, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.


12.  Net Securities Gains (Losses):
     -----------------------------
The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 1995 (in thousands):

                                                                         1995            1994          1993
                                                                         ----            ----          ----

Net realized gains (losses) on fixed maturities                         $14,430       $(11,246)       $50,252
Provision for write-down of fixed
 maturity investments                                                      -            (3,126)        (2,000)
Net unrealized gain (loss) on trading
 securities                                                               3,639         (1,500)          (685)
Net realized gains on equity and other
 securities                                                               1,958          3,868          4,356
                                                                        -------       --------        -------
                                                                        $20,027       $(12,004)       $51,923
                                                                        =======       ========        =======


Proceeds from sales of investments classified as available for sale were $1,085,764,000 and $854,824,000 during 1995 and 1994, respectively. Gross gains of $22,766,000 and $8,461,000 and gross losses of $8,119,000 and $18,446,000 were realized on these sales during 1995 and 1994, respectively.

Proceeds from sales of fixed maturity investments were $1,171,574,000 during 1993. Gross gains of $51,839,000 and gross losses of $1,587,000 were realized on those sales during 1993.

13.  Other Results of Operations Information:
     ---------------------------------------
Investment and other income for each of the three years in the period ended December 31, 1995 consist of the following (in thousands):

                                                                           1995          1994           1993
                                                                           ----          ----           ----

       Interest on short-term investments                                $ 22,499      $ 13,555       $ 14,867
       Interest on fixed maturities                                       153,034       141,279        158,203
       Service fee income                                                  54,481        31,608         15,309
       Trading stamp revenues                                              17,957        19,489         23,827
       Rent income                                                         10,730         7,691          3,857
       Gain on disposition of the El Salvador
        government bonds receivable                                          -            8,458            130
       Gain on sale of Bolivian Power                                        -           14,490         12,981
       Gain on return of the WMAC Companies                                41,030          -              -
       Litigation settlements                                               4,666          -              -
       Other                                                               31,307        15,048         25,886
                                                                         --------      --------       --------

                                                                         $335,704      $251,618       $255,060
                                                                         ========      ========       ========

Effective as of December 31, 1995, control of the WMAC Companies was returned to the Company and such subsidiaries were consolidated. The gain related to the return of the WMAC Companies reflects the difference between the carrying amount of the Company's investment prior to consolidation and the net assets of such subsidiaries.

Taxes, other than income or payroll, included in operations amounted to $36,978,000 (including $21,687,000 of premium taxes) for the year ended December 31, 1995, $37,310,000 (including $21,330,000 of premium taxes) for the year ended December 31, 1994 and $36,839,000 (including $21,295,000 of premium taxes) for the year ended December 31, 1993.

Advertising costs amounted to $13,079,000, $12,541,000 and $10,394,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

14.  Income Taxes:
     ------------
The principal components of the deferred tax asset at December 31, 1995 and 1994 are as follows (in thousands):

                                                                                     1995             1994
                                                                                     ----             ----

       Insurance reserves and unearned premiums                                   $ 95,453         $ 91,177
       Securities valuation reserves                                                 8,392           13,915
       Other accrued liabilities                                                    15,030           11,090
       State taxes                                                                   6,728            6,071
       Employee benefits and compensation                                            7,554            7,013
       Unrealized losses (gains) on investments                                    (16,174)          22,736
       Depreciation                                                                 (6,557)          (4,901)
       Policy acquisition costs                                                    (10,254)          (2,569)
       Tax loss carryforwards, net of tax sharing payments                          49,026           45,332
       Other, net                                                                   (1,672)          (1,173)
                                                                                  --------         --------
                                                                                   147,526          188,691
         Valuation allowance                                                       (44,060)         (44,060)
                                                                                  --------         --------
                                                                                  $103,466         $144,631
                                                                                  ========         ========

The valuation allowance principally relates to certain acquired tax loss carryforwards, the usage of which is subject to certain limitations and certain other matters which may restrict their availability, and unrealized capital losses.

In addition, the amounts reflected above are based on the minimum tax loss carryforwards of Phlcorp, Inc. ("Phlcorp") and certain proposed regulations affecting the use of Phlcorp's tax loss carryforwards. As described more fully herein, substantial additional amounts may be available under certain circumstances and as uncertainties are resolved. If these uncertainties are resolved in the Company's favor, the deferred tax asset related to tax loss carryforwards would increase by approximately $79,000,000, exclusive of any additional valuation allowance.

The Company believes it is more likely than not that the recorded deferred tax asset will be realized principally from taxable income generated by profitable operations.

The provision for income taxes for each of the three years in the period ended December 31, 1995 was as follows (in thousands):

                                                                      1995           1994            1993
                                                                      ----           ----            ----
State income taxes (principally
 currently payable)                                                 $ 2,500        $ 6,000         $ 8,562
Federal income taxes:
 Current                                                               (630)         2,906          16,793
 Deferred                                                            22,313         20,397          35,254
Foreign income taxes (principally
 currently payable)                                                     496            179            -
                                                                    -------        -------         -------
                                                                    $24,679        $29,482         $60,609
                                                                    =======        =======         =======

     ------------
The table below reconciles expected statutory federal income tax to actual income tax expense (in thousands):

                                                                     1995          1994           1993
                                                                     ----          ----           ----

Expected federal income tax                                      $ 46,264        $35,111        $61,904
State income taxes, net of federal
 income tax benefit                                                 1,625          3,900          5,565
Amortization of excess of acquisition
 cost over net tangible assets acquired                               910          1,028          1,154
Tax exempt interest                                                  (469)        (1,144)          (155)
Return of the WMAC Companies                                      (14,360)          -              -
Effects of changes in federal tax rates                              -              -            (4,215)
Reduction in valuation allowance                                     -            (5,340)        (4,100)
Recognition of additional tax benefits                             (9,547)        (4,450)          -
Other                                                                 256            377            456
                                                                 --------        -------        -------
   Actual income tax expense                                     $ 24,679        $29,482        $60,609
                                                                 ========        =======        =======

The valuation allowance applicable to the deferred income tax asset recorded upon adoption of SFAS 109 gave effect to the possible unavailability of certain income tax deductions. During 1994 and 1993 certain matters were resolved and the Company reduced the valuation allowance as reflected in the above reconciliation. Since the WMAC Companies have previously been included in the Company's consolidated federal income tax return, the gain recorded upon return of the WMAC Companies is not taxable.

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
                                                                                             ========

Phlcorp, in connection with its 1986 reorganization, entered into a tax settlement agreement (the "Tax Settlement Agreement") with the United States whereby, among other things, Phlcorp agreed that upon utilization of certain pre-reorganization tax loss carryforwards, it would pay 25% of any resultant tax savings to the government, subject to certain limitations. The Tax Settlement Agreement provides that post-reorganization tax attributes and net operating losses will be utilized prior to pre-reorganization operating losses in calculating tax sharing payments. Due to unresolved issues concerning certain post-reorganization deductions, Phlcorp is unable to state with certainty the

     ------------
amount of its available carryforwards. However, Phlcorp believes that it has minimum tax operating loss carryforwards of between $93,000,000 and $318,000,000 at December 31, 1995. The expiration dates for Phlcorp's carryforwards will depend on the outcome of the matters referred to above, although it is unlikely such carryforwards will begin to expire before 1999.

At December 31, 1995 the Company had tax loss carryforwards, which have been reflected in the deferred tax asset after applying the statutory federal income tax rate, as follows (in thousands):

                 Year of                                  Loss
               Expiration                             Carryforwards
               ----------                             -------------
                   1996                                $ 11,887
                   1997                                     463
                   1998                                   1,311
                   1999                                     433
                   2000                                      21
                   2002                                     430
                   2003                                  17,318
                   2005                                  13,805
                   2010                                   2,918
                                                       --------
                                                         48,586
       Phlcorp minimum amount, as
       described above                                   93,000
                                                       --------
         Total minimum tax loss carryforwards          $141,586
                                                       ========

Limitations exist under the tax law which may restrict the utilization of the Phlcorp carryforwards and the utilization of an aggregate of approximately $14,842,000 of non-Phlcorp tax loss carryforwards. Further, certain of the future deductions may only be utilized in the tax returns of certain life insurance subsidiaries. These limitations are considered in the determination of the valuation allowance.

Under certain circumstances, the value of the carryforwards available could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation was amended to include certain charter restrictions which prohibit transfers of the Company's Common Stock under certain circumstances.

Under prior law, Charter National had accumulated $15,447,000 of special federal income tax deductions allowed life insurance companies and the Colonial Penn life insurance subsidiaries had accumulated $161,000,000 of such special deductions. Under certain conditions, such amounts could become taxable in future periods. Except with respect to amounts applicable to Colonial Penn's life insurance subsidiaries, the Company does not anticipate any transaction occurring which would cause these amounts to become taxable. With respect to Colonial Penn's life insurance subsidiaries, the IRS has asserted that certain of such special federal income tax deductions should have been reflected in taxable income in prior years, and has assessed additional taxes (excluding interest) of $2,899,000 and $19,132,000, for 1989 and 1988, respectively.

     ------------
Under the terms of the purchase agreement whereby Colonial Penn was acquired from FPL Group Capital Inc (the "Seller"), the Seller assumed the obligation to reimburse the Company for any such taxes.

Pursuant to the purchase agreement, the Company complied with the Seller's instructions and agreed to the 1989 assessment. To date, Seller has failed to comply with its contractual obligation to reimburse the Company for payment of the 1989 assessment, the related interest and the loss of certain minimum tax credit carryforwards, an aggregate of $3,766,000, to which the Company is entitled under Seller's indemnification. In a response to a legal proceeding initiated by the Company to collect such amount due under the Seller's indemnification obligation, the Seller has alleged that the Company has breached the purchase agreement and, on that basis, Seller has denied liability for the 1989 assessment. The Company believes it has not breached the purchase agreement and the Seller remains liable for all such taxes and interest. The Seller is currently exercising its right under the purchase agreement to control the contest of the 1988 IRS assessment. If the Seller is unsuccessful in contesting the 1988 IRS assessment, no assurance can be given that the Seller will comply with its indemnification obligations under the purchase agreement. The Company intends to enforce its indemnification rights against the Seller and to seek other relief, including relief for Seller's bad faith.

During 1995, the Company entered into an agreement with the Seller to settle a lawsuit initiated by the Company to collect certain amounts due from the Seller under a tax indemnification included in the purchase agreement for other taxable periods. The settlement required the Seller to pay certain amounts to the Company, which are reflected in investment and other income for the year ended December 31, 1995.


15.  Cumulative Effects of Changes in Accounting Principles:
     ------------------------------------------------------
A summary of the amounts included in cumulative effects of changes in accounting principles and related per share amounts for the year ended December 31, 1993 is as follows (in thousands, except per share amounts):


                                                                                       Per Share
                                                                                       ---------
                                                                                               Fully
                                                                      Amount      Primary     Diluted
                                                                      ------      -------     -------
SFAS 109                                                               $127,152     $2.17       $2.07
SFAS 106, less income taxes of $2,298                                    (4,461)     (.08)       (.07)
SFAS 112, less income taxes of $1,632                                    (3,168)     (.05)       (.05)
EITF 93-6, less income taxes of $4,982                                    9,672       .17         .15
                                                                       --------     -----       -----
                                                                       $129,195     $2.21       $2.10
                                                                       ========     =====       =====

16.  Pension Plans and Other Postemployment and Postretirement Benefits:
     ------------------------------------------------------------------
Pension expense charged to operations included the following components (in thousands):

                                                                      1995           1994          1993
                                                                      ----           ----          ----
      Service cost                                                  $  4,603       $ 5,529       $ 4,297
      Interest cost                                                    7,020         6,596         6,100
      Actual return on plan assets                                   (11,501)        2,610        (8,662)
      Net amortization and deferral                                    4,400        (8,507)        2,399
                                                                    --------       -------       -------
        Net pension expense                                         $  4,522       $ 6,228       $ 4,134
                                                                    ========       =======       =======

The funded status of the pension plans at December 31, 1995 and 1994 was as follows (in thousands):

                                                                                     1995          1994
                                                                                     ----          ----
      Actuarial present value of accumulated benefit obligation:
        Vested                                                                    $ 81,245       $69,493
        Non-vested                                                                   1,880         1,640
                                                                                  --------       -------
                                                                                  $ 83,125       $71,133
                                                                                  ========       =======

      Projected benefit obligation                                                $103,683       $88,452
      Plan assets at fair value                                                     85,033        85,574
                                                                                  --------       -------
        Funded status                                                              (18,650)       (2,878)
      Unrecognized prior service cost                                                2,953         3,354
      Unrecognized net loss at January 1, 1987                                       1,706           675
      Unrecognized net (gain) loss from experience
       differences and assumption changes                                            8,256        (2,343)
                                                                                  --------       -------
        Accrued pension liability                                                 $ (5,735)      $(1,192)
                                                                                  ========       =======


The plans' assets consist primarily of U.S. government and agencies' bonds. The projected benefit obligation at December 31, 1995 and 1994 was determined using an assumed discount rate of 7.0% and 8.0%, respectively, and an assumed compensation increase rate of 5.6%. The assumed long-term rate of return on plan assets was 7.4% at December 31, 1995 and 1994.

The Company also has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,262,000, $3,292,000 and $2,066,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Several subsidiaries provide certain health care and other benefits to certain retired employees. SFAS 106 and SFAS 112 require companies to accrue the cost of providing certain postretirement and postemployment benefits during the employee's period of service. Amounts charged to expense (principally interest) related to such benefits were $1,679,000 in 1995, $1,762,000 in 1994 and $2,594,000 in 1993.

16.  Pension Plans and Other Postemployment and Postretirement Benefits,
     ------------------------------------------------------------------
     continued:

The accumulated postretirement benefit obligation at December 31, 1995 and 1994 is as follows (in thousands):

                                                         1995            1994
                                                         ----            ----

  Retirees                                             $16,091          $15,928
  Fully eligible active plan participants                2,827            3,377
  Other active plan participants                         2,218            1,830
                                                       -------          -------
                                                        21,136           21,135

  Unrecognized prior service cost                          455              503
  Unrecognized net gain from experience
   differences and assumption changes                      436              820
                                                       -------          -------
         Accrued postretirement benefit liability      $22,027          $22,458
                                                       =======          =======


The discount rate used in determining the accumulated postretirement benefit obligation was 7% and 8% at December 31, 1995 and 1994, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 7.6% and 14.0% for 1995 and 8.4% and 15% for 1994, declining to an ultimate rate of between 5.0% and 8.0% by 2006.

If the health care cost trend rates were increased by 1%, the accumulated postretirement obligation as of December 31, 1995 and 1994 would have increased by $1,317,000 and $1,335,000, respectively. The effect of this change on the aggregate of service and interest cost for 1995 and 1994 would be immaterial.

17.  Commitments:
     -----------
The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to fifteen years. Rental expense (net of sublease rental income) charged to operations was $14,461,000 in 1995, $16,566,000 in 1994 and $17,555,000 in 1993. Aggregate
minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) and related minimum sublease rentals relating to facilities under lease in effect at December 31, 1995 were as follows (in thousands):

                             Future Minimum                   Minimum Sublease                    Net
                             Rental Payments                    Rental Income               Minimum Rentals
                             ---------------                    -------------               ---------------
1996                             $12,239                           $1,580                        $10,659
1997                               7,187                             -                             7,187
1998                               5,603                             -                             5,603
1999                               3,711                             -                             3,711
2000                               1,465                             -                             1,465
Thereafter                           946                             -                               946

In connection with the sale of certain subsidiaries, the Company has made or guaranteed the accuracy of certain representations given to the acquiror. No material loss is expected in connection with such matters.

     -----------
In connection with the return of the WMAC Companies, the WMAC Companies have guaranteed the collectibility of reinsurance agreements applicable to a block of mortgage reinsurance business. The maximum amount of such contingency is $42,147,000 at December 31, 1995, which amount has been placed on deposit with a trustee. The reinsurance agreements are with highly rated institutions and/or are secured in part by letters of credit or trust funds; as a result the Company does not expect a material loss in connection with this guarantee.

The insurance and the banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $847,300,000 at December 31, 1995.

18.  Litigation:
     ----------
The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

19.  Earnings Per Common Share:
     -------------------------
Earnings per common and dilutive common equivalent share was calculated by dividing net income by the sum of the weighted average number of Common Shares outstanding and the incremental weighted average number of Common Shares issuable upon exercise of options and warrants for the periods they were outstanding. The number of common and dilutive common equivalent shares used for this calculation was 59,271,000 in 1995, 58,202,000 in 1994 and 58,539,000 in
1993.

Fully diluted earnings per share was calculated as described above except that in 1994 the incremental number of shares utilized the year end market price for the Company's Common Shares, since the year end market price was above the average for the year. In addition, the calculations assume the 5 1/4% Convertible Subordinated Debentures had been converted into Common Shares for the period they were outstanding and earnings increased for the interest on such debentures, net of the income tax effect. The number of shares used for this calculation was 62,807,000 in 1995, 61,715,000 in 1994 and 61,486,000 in 1993.

20.  Fair Value of Financial Instruments:
     -----------------------------------
The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company.

     -----------------------------------
The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities and fixed maturity securities are substantially based on quoted market prices, as disclosed in Note 6. It is not practicable to determine the fair value of policyholder loans since such loans generally have no stated maturity, are not separately transferable and are often repaid by reductions to benefits and surrenders.

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

(d) Separate and variable accounts: Separate and variable accounts assets and liabilities are carried at market value, which is a reasonable estimate of fair value.

(e) Investments in associated companies: The fair values of a foreign power company are principally estimated based upon quoted market prices. The carrying value of the remaining investments in associated companies approximates fair value.

(f) The WMAC Companies: In 1994, the fair value of the WMAC Companies was estimated based upon the Company's assessment of the fair value of their underlying net tangible assets to be received. Effective as of December 31, 1995, the WMAC Companies were returned to the Company and are included in the consolidated financial statements.

(g) Derivatives: The fair values of derivatives generally reflect the amounts that the Company would receive or pay to terminate the interest rate and currency swap contracts.

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

(j) Investment contract reserves: Single premium deferred annuity reserves are carried at account value, which is a reasonable estimate of fair value. The fair value of other investment contracts is estimated by discounting the future payments at rates which would currently be offered for contracts with similar terms.

     -----------------------------------
The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows (in thousands):

                                                                  1995                             1994
                                                                  ----                             ----
                                                       Carrying          Fair           Carrying          Fair
                                                        Amount           Value           Amount           Value
                                                       --------          -----          --------          -----
Financial Assets:
 Investments:
  Practicable to estimate
   fair value                                          $2,862,713      $2,863,583      $2,494,452      $2,492,686
  Policyholder loans                                       17,768            -             17,943            -
 Cash and cash equivalents                                266,158         266,158         252,495         252,495
 Loans receivable of banking and
  lending subsidiaries, net of
  allowance                                               264,498         277,676         251,888         262,536
 Separate and variable accounts                           472,837         472,837         420,398         420,398
 Investments in associated
  companies                                               184,088         192,166         138,565         146,469
 WMAC Companies                                              -               -             24,611          58,573
 Other assets (derivatives)                                 1,838           6,829           2,350           8,337

Financial Liabilities:
 Customer banking deposits                                203,061         204,192         179,888         179,275
 Long-term and other indebtedness                         520,862         546,140         425,848         417,016
 Investment contract reserves                              67,254          72,803          84,606          86,170
 Separate and variable accounts                           472,837         472,837         419,355         419,355


21.  Segment Information:
     -------------------
For information with respect to the Company's business segments, see "Financial Information about Industry Segments" in Item 1 included elsewhere herein, which is incorporated by reference into these consolidated financial statements.

22.  Selected Quarterly Financial Data (Unaudited):
     ---------------------------------------------

                                                               First          Second         Third       Fourth
                                                              Quarter         Quarter       Quarter      Quarter
                                                              -------         -------       -------      -------
                                                                    (In thousands, except per share amounts)
1995:
----

Revenues                                                      $360,688       $376,757      $390,987     $429,882
                                                              ========       ========      ========     ========
Net income                                                    $ 16,323       $ 17,409      $ 21,726     $ 52,045
                                                              ========       ========      ========     ========
Earnings per common and dilutive
 common equivalent share                                          $.28           $.30          $.37         $.86
                                                                  ====           ====          ====         ====
Number of shares used in calculation                            58,590         58,591        59,427       60,565
                                                                ======         ======        ======       ======
Earnings per fully diluted common share                           $.28           $.29          $.36         $.83
                                                                  ====           ====          ====         ====
Number of shares used in calculation                            62,069         62,218        62,984       64,043
                                                                ======         ======        ======       ======
1994:
----
Revenues                                                      $336,108       $325,660      $347,463     $375,154
                                                              ========       ========      ========     ========
Net income                                                    $ 14,219       $ 12,348      $ 21,244     $ 23,025
                                                              ========       ========      ========     ========
Earnings per common and dilutive
 common equivalent share                                          $.24           $.21          $.37         $.39
                                                                  ====           ====          ====         ====
Number of shares used in calculation                            58,292         58,119        58,055       58,344
                                                                ======         ======        ======       ======
Earnings per fully diluted common share                           $.24           $.21          $.36         $.39
                                                                  ====           ====          ====         ====
Number of shares used in calculation                            58,292         58,119        61,533       61,963
                                                                ======         ======        ======       ======

In 1995 and 1994, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

SCHEDULE II - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
BALANCE SHEETS
December 31, 1995 and 1994

                                                                               1995               1994
                                                                               ----               ----
                                                                               (Thousands of dollars)
ASSETS
------
Cash and cash equivalents                                                   $   14,877        $   10,275
Investments                                                                    107,087            23,270
Deferred income taxes                                                          103,466           144,631
Miscellaneous receivables and other assets                                      52,119            27,977
Investments in and advances to/from subsidiaries, net                        1,364,275         1,102,586
                                                                            ----------        ----------
                                                                            $1,641,824        $1,308,739
                                                                            ==========        ==========

LIABILITIES
-----------
Accounts payable, expense accruals and income taxes                         $   29,386        $   20,339
Debt, including current maturities                                             500,947           406,585
                                                                            ----------        ----------
                                                                               530,333           426,924
                                                                            ----------        ----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 60,163,824
 and 56,100,074 shares issued and
 outstanding, after deducting 54,319,654
 and 54,305,016 shares held in treasury                                         60,164            56,100
Additional paid-in capital                                                     159,914            98,175
Net unrealized gain (loss) on investments                                       30,086           (41,309)
Retained earnings                                                              861,327           768,849
                                                                            ----------        ----------
     Total shareholders' equity                                              1,111,491           881,815
                                                                            ----------        ----------
                                                                            $1,641,824        $1,308,739
                                                                            ==========        ==========





                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF INCOME
For the years ended December 31, 1995, 1994 and 1993

                                                                    1995         1994            1993
                                                                    ----         ----            ----
                                                                 (In thousands, except per share amounts)

Investment income, net                                            $ 38,907       $ 22,700      $ 23,538
Net securities losses                                                   (1)        (2,160)         -
Equity in income of subsidiaries                                   153,213        130,266       155,515
                                                                  --------       --------      --------
                                                                   192,119        150,806       179,053
                                                                  --------       --------      --------

Interest expense                                                    58,723         50,060        38,778
Other expenses, net                                                 25,893         29,910        24,016
                                                                  --------       --------      --------
                                                                    84,616         79,970        62,794
                                                                  --------       --------      --------

  Income before cumulative effects of
   changes in accounting principles                                107,503         70,836       116,259

Equity in cumulative effects of changes
 in accounting principles related to
 subsidiaries                                                         -              -          129,195
                                                                  --------       --------      --------
    Net income                                                    $107,503       $ 70,836      $245,454
                                                                  ========       ========      ========


Earnings per common and dilutive common equivalent share:
  Income before cumulative effects of changes
   in accounting principles                                          $1.81          $1.22         $1.98
  Cumulative effects of changes in accounting
   principles                                                          -              -            2.21
                                                                     -----          -----         -----
    Net income                                                       $1.81          $1.22         $4.19
                                                                     =====          =====         =====

Fully diluted earnings per common share:
  Income before cumulative effects of changes
   in accounting principles                                          $1.77          $1.21         $1.94
  Cumulative effects of changes in accounting
   principles                                                          -              -            2.10
                                                                     -----          -----         -----
    Net income                                                       $1.77          $1.21         $4.04
                                                                     =====          =====         =====



                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993

                                                                     1995          1994           1993
                                                                     ----          ----           ----
                                                                           (Thousands of dollars)
Net cash flows from operating activities:
----------------------------------------
Net income                                                         $ 107,503     $  70,836      $ 245,454
Adjustments to reconcile net income to net
 cash (used for) operations:
 Amortization                                                            681         1,486          1,066
 Net securities losses                                                     1         2,160           -
 Equity in earnings of subsidiaries (excluding
  cumulative effects of changes in accounting
  principles)                                                       (153,213)     (130,266)      (155,515)
 Cumulative effects of changes in accounting
  principles related to subsidiaries                                    -             -          (129,195)
 Net change in:
   Miscellaneous receivables                                            (582)          221           (215)
   Other assets                                                       (1,714)       (5,347)       (13,095)
   Investments in and advances to/from
    subsidiaries, net                                                 26,641       (19,051)       (22,917)
   Accounts payable, expense accruals and income taxes                 9,047         3,881          5,131
 Other                                                                 2,640         1,840          2,263
                                                                   ---------     ---------      ---------
   Net cash (used for) operating activities                           (8,996)      (74,240)       (67,023)
                                                                   ---------     ---------      ---------

Net cash flows from investing activities:
----------------------------------------
Dividends received from subsidiaries                                  10,076         8,422           -
Capital contribution to subsidiaries                                 (13,319)       (6,008)        (6,008)
Investment in MK Gold Company                                        (22,593)         -              -
Purchase of investments (other than short-term)                     (124,855)       (8,022)       (96,349)
Proceeds from maturities of investments                               43,300         1,000           -
Proceeds from sales of investments                                        76        68,268           -
                                                                   ---------     ---------      ---------
   Net cash provided by (used for)
    investing activities                                            (107,315)       63,660       (102,357)
                                                                   ---------     ---------      ---------

Net cash flows from financing activities:
----------------------------------------
Net change in short-term borrowings                                      (80)         (402)        (1,547)
Issuance of long-term debt, net of issuance costs                     98,590        50,000        194,140
Reduction of long-term debt                                           (5,702)      (21,250)       (13,750)
Sale of common shares and exercise of warrants,
 net of expenses                                                      43,857          -              -
Purchase of common shares for treasury                                  (727)         (472)        (2,492)
Dividends paid                                                       (15,025)       (7,021)        (6,971)
                                                                   ---------     ---------      ---------
   Net cash provided by financing activities                         120,913        20,855        169,380
                                                                   ---------     ---------      ---------

   Net increase in cash and cash equivalents                           4,602        10,275           -
Cash and cash equivalents at January 1,                               10,275          -              -
                                                                   ---------     ---------      ---------
Cash and cash equivalents at December 31,                          $  14,877     $  10,275      $    -
                                                                   =========     =========      =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                                            $39,768       $33,512        $23,296
 Income tax payments, net of refunds                                 $(3,723)      $ 5,799        $    19

                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
NOTES TO SCHEDULE
For the years ended December 31, 1995, 1994 and 1993




A. The notes to consolidated financial statements of Leucadia National Corporation and Subsidiaries are incorporated by reference to this schedule.

B. The statements of shareholders' equity are the same as those presented for Leucadia National Corporation and Subsidiaries.

C. Equity in the income of the subsidiaries is after reflecting income taxes recorded by the subsidiaries. In 1995, 1994 and 1993, there was no provision for income taxes provided by the parent company. Tax sharing payments received from subsidiaries were $42,078,000 in 1995, $35,385,000 in 1994 and $64,566,000 in 1993.

D. The deferred income tax asset of $103,466,000 and $144,631,000 at December 31, 1995 and 1994, respectively, had not been allocated to the individual subsidiaries.

SCHEDULE III - Supplementary Insurance Information
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1995, 1994 and 1993

                                                                                                 Insurance
                                                                                                   Losses,
                                                                                                   Policy
                                                                                                  Benefits
                                                                                                     and
                                                      Separate                                   Amortization
                      Deferred                          and        Policy                            of
                       Policy     Future              Variable      and                  Net      Deferred      Other     Non-Life
                     Acquisition  Policy   Unearned   Accounts    Contract   Premium  Investment Acquisition  Operating   Premiums
                        Costs    Benefits  Premiums  Liabilities   Claims    Revenue    Income      Costs      Expenses   Written
                     ----------- --------  --------  -----------  --------   -------  ---------- -----------  ---------   --------
                                                         (Thousands of dollars)
1995
----
Life insurance         $45,423  $  815,310  $  7,950   $472,837  $   26,818  $165,820  $ 56,651    $133,214    $ 65,068  $ 39,885
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
Property and casualty
 insurance:
  Automobile            34,054        -      338,439       -        805,926   667,365    80,228     688,708      12,594   684,683
  Commercial            10,141        -       51,808       -        285,637   102,722    19,936      85,493       9,679   100,351
  Miscellaneous
   and personal          2,526        -       36,576       -         37,389    46,481     5,601      35,388       5,672    49,134
                       -------  ----------  --------   --------   ---------  --------  --------    --------    --------  --------
                        46,721        -      426,823       -      1,128,952   816,568   105,765     809,589      27,945   834,168
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
                       $92,144  $  815,310  $434,773   $472,837  $1,155,770  $982,388  $162,416    $942,803    $ 93,013  $874,053
                       =======  ==========  ========   ========  ==========  ========  ========    ========    ========  ========
1994
----
Life insurance         $32,286  $  870,910  $ 10,039   $419,355  $   25,802  $172,445  $ 55,218    $138,324    $ 68,872  $ 49,319
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
Property and casualty
 insurance:
  Automobile            29,741       -       314,145       -        766,276   599,180    70,275     553,916      33,093   629,555
  Commercial            10,567       -        54,208       -        263,400   101,394    18,107      77,471      12,302   101,221
  Miscellaneous
   and personal          1,942       -        35,154       -         38,342    45,867     4,964      49,299       6,220    46,968
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
                        42,250       -       403,507       -      1,068,018   746,441    93,346     680,686      51,615   777,744
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
                       $74,536  $  870,910  $413,546   $419,355  $1,093,820  $918,886  $148,564    $819,010    $120,487  $827,063
                       =======  ==========  ========   ========  ==========  ========  ========    ========    ========  ========
1993
----
Life insurance         $21,204  $1,023,736  $ 13,035   $334,636  $   29,804  $181,802  $ 74,443    $179,127    $ 84,239  $ 60,119
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
Property and casualty
 insurance:
  Automobile            22,230        -      254,670       -        762,228   573,037    72,937     488,472      53,214   611,530
  Commercial            10,233        -       79,002       -        251,919    91,164    18,364      85,270      10,057    95,389
  Miscellaneous
   and personal          1,743        -       33,553       -         37,721    47,847     3,637      36,883       7,761    45,844
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
                        34,206        -      367,225       -      1,051,868   712,048    94,938     610,625      71,032   752,763
                       -------  ----------  --------   --------  ----------  --------  --------    --------    --------  --------
                       $55,410  $1,023,736  $380,260   $334,636  $1,081,672  $893,850  $169,381    $789,752    $155,271  $812,882
                       =======  ==========  ========   ========  ==========  ========  ========    ========    ========  ========

SCHEDULE IV - Schedule of Reinsurance
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1995, 1994 and 1993

                                                                                                    Percentage
                                                                                                       of
                                                         Ceded           Assumed                      Amount
                                          Direct        To Other       From Other          Net        Assumed
                                         Business      Companies        Companies        Amount       To Net
                                         --------      ---------       ----------        ------     ----------
                                                                (Thousands of dollars)
1995
----
Life insurance in force                  $2,168,000     $187,000         $ 36,000       $2,017,000    1.78%
                                         ==========     ========         ========       ==========

Premiums:
 Life insurance                          $  124,576     $    904         $    392       $  124,064     .32%
 Accident and health insurance               43,538          617                4           42,925     .01%
 Property and liability
  insurance                                 836,382       43,117           22,134          815,399    2.71%
                                         ----------     --------         --------       ----------
    Total premiums                       $1,004,496     $ 44,638         $ 22,530       $  982,388    2.29%
                                         ==========     ========         ========       ==========

1994
----
Life insurance in force                  $2,285,000     $271,000         $161,000       $2,175,000    7.40%
                                         ==========     ========         ========       ==========

Premiums:
 Life insurance                          $  120,761     $  1,484         $  1,121       $  120,398     .93%
 Accident and health insurance               53,775          683                6           53,098     .01%
 Property and liability
  insurance                                 748,595       34,339           31,134          745,390    4.18%
                                         ----------     --------         --------       ----------
    Total premiums                       $  923,131     $ 36,506         $ 32,261       $  918,886    3.51%
                                         ==========     ========         ========       ==========

1993
----
Life insurance in force                  $2,696,000     $623,000         $192,000       $2,265,000    8.48%
                                         ==========     ========         ========       ==========

Premiums:
 Life insurance                          $  118,095     $  1,084         $    143       $  117,154     .12%
 Accident and health insurance               68,109          771           (1,735)          65,603   (2.64%)
 Property and liability
  insurance                                 707,593       31,720           35,220          711,093    4.95%
                                         ----------     --------         --------       ----------
    Total premiums                       $  893,797     $ 33,575         $ 33,628       $  893,850    3.76%
                                         ==========     ========         ========       ==========

SCHEDULE V - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1995, 1994 and 1993

                                                             Additions                     Deductions
                                             ------------------------------------  ---------------------------
                                                Charged
                               Balance at     (Credited)                                                          Balance
                               Beginning     to Costs and                                           Sale of       at End of
        Description            of Period       Expenses       Recoveries     Other   Write-Offs   Receivables     Period
        -----------            ----------    ------------     ----------     -----   ----------   -----------     --------
                                                                     (Thousands of dollars)

1995
----
Loan receivables of banking
 and lending subsidiaries        $12,308       $ 9,467          $4,163      $  -       $12,045        $ -        $13,893
Trade, notes and other
 receivables                       5,773         6,832           1,283         -         7,124         155         6,609
                                 -------       -------          ------      -------    -------        ----       -------
   Total allowance for
    doubtful accounts            $18,081       $16,299          $5,446      $  -       $19,169        $155       $20,502
                                 =======       =======          ======      =======    =======        ====       =======
Reinsurance receivable           $ 4,046       $   969          $ -         $  -       $   211        $ -        $ 4,804
                                 =======       =======          ======      =======    =======        ====       =======

1994
----
Loan receivables of banking
 and lending subsidiaries        $ 8,341       $ 7,634          $2,702      $  -       $ 6,369        $ -        $12,308
Trade, notes and other
 receivables                       5,185         5,744           1,449         -         6,605          -          5,773
                                 -------       -------          ------      -------    -------        ----       -------
   Total allowance for
    doubtful accounts            $13,526       $13,378          $4,151      $  -       $12,974        $ -        $18,081
                                 =======       =======          ======      =======    =======        ====       =======
Reinsurance receivable           $83,825       $(2,799)         $ -         $  -       $76,980 (b)    $ -        $ 4,046
                                 =======       =======          ======      =======    =======        ====       =======

1993
----
Loan receivables of banking
 and lending subsidiaries        $ 6,973       $ 2,364          $1,891      $  -       $ 2,887        $ -        $ 8,341
Trade, notes and other
 receivables                       5,094         4,315           1,796         -         6,020          -          5,185
                                 -------       -------          ------      -------    -------        ----       -------
   Total allowance for
    doubtful accounts            $12,067       $ 6,679          $3,687      $  -       $ 8,907        $ -        $13,526
                                 =======       =======          ======      =======    =======        ====       =======
Reinsurance receivable           $  -          $ 5,753          $ -         $78,072(a) $  -           $ -        $83,825
                                 =======       =======          ======      =======    =======        ====       =======

    (a)    Principally relates to implementation of SFAS 113 in 1993.
    (b)    Principally relates to the write-off of fully reserved receivables for unpaid losses.

SCHEDULE VI - Schedule of Supplemental Information for Property and Casualty Insurance Underwriters
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1995, 1994 and 1993



                                        Discount, if any,          Claims and Claim
                                      Deducted in Reserves        Adjustment Expenses           Paid Claims
                                      for Unpaid Claims and       Incurred Related to:           and Claim
                                         Claim Adjustment      -------------------------         Adjustment
                                             Expenses          Current Year   Prior Year          Expenses
                                      ---------------------    ------------   ----------        -----------
                                                                (Thousands of dollars)
1995
----
Automobile                                     $ -               $626,781       $ (6,614)         $573,055
Commercial                                      252                71,329         (7,604)           38,497
Miscellaneous and personal                       -                 36,961         (6,040)           31,640
                                               ----              --------       --------          --------
  Total property and casualty                  $252              $735,071       $(20,258)         $643,192
                                               ====              ========       ========          ========

1994
----
Automobile                                     $ -               $556,736       $(55,771)         $483,120
Commercial                                      276                70,658        (12,822)           59,436
Miscellaneous and personal                       -                 51,983         (6,221)           46,042
                                               ----              --------       --------          --------
  Total property and casualty                  $276              $679,377       $(74,814)         $588,598
                                               ====              ========       ========          ========

1993
----
Automobile                                     $ -               $512,832       $(66,571)         $464,254
Commercial                                      271                68,543         (1,679)           53,355
Miscellaneous and personal                       -                 42,657         (9,324)           37,301
                                               ----              --------       --------          --------
  Total property and casualty                  $271              $624,032       $(77,574)         $554,910
                                               ====              ========       ========          ========


                                  EXHIBIT INDEX

     Exhibit                                                    Exemption
     Number                       Description                   Indication
     ------                       -----------                   ----------

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

     10.1      1982 Stock Option Plan, as amended August 28,
               1991 (filed as Annex B to the Company's Proxy
               Statement dated July 21, 1992).*

     10.2      1992 Stock Option Plan (filed as Annex C to the
               Company's Proxy Statement dated July 21, 1992).*

     10.3(a) Restated Articles and Agreement of General Partnership, effective as of February 1, 1982, of The Jordan Company (filed as Exhibit 10.3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986).*

     10.3(b)   Amendments dated as of December 31, 1989 and
               December 1, 1990 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit
               10.2(b) to the 1991 10-K).*

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

     10.4 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Ian M. Cumming (filed as Exhibit 10.14 to the 1983 10-K).*

     10.5 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Joseph S. Steinberg
               (filed as Exhibit 10.15 to the 1983 10-K).*

     10.6 Stock Purchase and Sale Agreement dated as of April 5, 1991, by and between FPL Group Capital Inc and the Company (filed as Exhibit B to the Company's Current Report on Form 8-K dated August 23, 1991).*

     10.7 Agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg
               (filed as Exhibit 10.6 to the 1991 10-K).*


     _________________________

     * Incorporated by reference.

     Exhibit                                                    Exemption
     Number                       Description                   Indication
     ------                       -----------                   ----------

     10.8      Agreement dated as of January 10, 1992 between
               Ian M. Cumming, certain other persons listed on Schedule A thereto and the Company (filed as Exhibit 10.7 to the 1991 10-K).*

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


     _________________________

     * Incorporated by reference.

     Exhibit                                                    Exemption
     Number                       Description                   Indication
     ------                       -----------                   ----------

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

     10.20(b) Escrow and Security Agreement by and among the Company, Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to the 1993 10-K).*

     10.21 Deferred Compensation Agreement between the Company and Lawrence S. Hershfield, dated March 29, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the Quarterly Period ended March 31, 1995).*

     10.22(a)  Agreement between the Company and Lawrence S.
               Hershfield, dated as of May 4, 1995.

     10.22(b) Escrow and Security Agreement by and among the Company, Lawrence S. Hershfield and Weil,
               Gotshal & Manges, as escrow agent, dated as of May 4, 1995.

     21        Subsidiaries of the registrant.


    _________________________

     * Incorporated by reference.

     Exhibit                                                    Exemption
     Number                       Description                   Indication
     ------                       -----------                   ----------

     23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434),
               Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61680) and Form S-8 (File No. 33-61718).

     27        Financial Data Schedule.

     28        Schedule P of the 1995 Annual Statement to            P
               Insurance Departments of the Colonial Penn
               Insurance Company and Affiliated
               Property/Casualty Insurers, the Empire Insurance
               Company, Principal Insurer, the WMAC Credit
               Insurance Corporation and the Commercial Loan
               Insurance Corporation.





    NYFS04...:\30\76830\0001\1980\FRM1176J.55H