Form 10-Q
period 1996-03-31
LEUCADIA NATIONAL CORP
filed 1996-05-10
CIK 96223

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 1996

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

                            -----------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 6, 1996: 60,270,772.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
(Dollars in thousands, except par value)

                                                                                                         March 31,      December 31,
                                                                                                           1996             1995
                                                                                                        -----------     ------------
                                                                                                        (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $2,537,972 and $2,618,363)                                      $2,538,862        $2,664,471
  Trading securities (aggregate cost of $57,570 and $52,153)                                                58,299            55,702
  Held to maturity (aggregate fair value of $63,464 and $65,416)                                            64,240            64,546
  Policyholder loans                                                                                        17,975            17,768
  Other investments, including accrued interest income                                                      84,832            77,994
                                                                                                        ----------        ----------
      Total investments                                                                                  2,764,208         2,880,481
Cash and cash equivalents                                                                                  290,150           266,158
Reinsurance receivable, net                                                                                274,394           261,267
Trade, notes and other receivables, net                                                                    538,261           497,753
Prepaids and other assets                                                                                  248,963           238,306
Property, equipment and leasehold improvements, net                                                        110,395           111,374
Deferred policy acquisition costs                                                                           99,975            92,144
Deferred income taxes                                                                                      114,297           103,466
Separate and variable accounts                                                                             494,132           472,837
Investments in associated companies                                                                        185,382           184,088
                                                                                                        ----------        ----------
          Total                                                                                         $5,120,157        $5,107,874
                                                                                                        ==========        ==========

LIABILITIES
Customer banking deposits                                                                               $  210,114        $  203,061
Trade payables and expense accruals                                                                        200,191           209,362
Other liabilities                                                                                          166,668           134,772
Income taxes payable                                                                                        41,797            39,596
Policy reserves                                                                                          1,947,639         1,971,080
Unearned premiums                                                                                          457,678           434,773
Separate and variable accounts                                                                             494,132           472,837
Debt, including current maturities                                                                         493,890           520,862
                                                                                                        ----------        ----------
      Total liabilities                                                                                  4,012,109         3,986,343
                                                                                                        ----------        ----------
Minority interest                                                                                            9,333            10,040
                                                                                                        ----------        ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 60,251,006 and 60,163,824 shares issued and outstanding, after deducting
  54,328,640 and 54,319,654 shares held in treasury                                                         60,251            60,164
Additional paid-in capital                                                                                 160,464           159,914
Net unrealized gain on investments                                                                           1,072            30,086
Retained earnings                                                                                          876,928           861,327
                                                                                                        ----------        ----------
      Total shareholders' equity                                                                         1,098,715         1,111,491
                                                                                                        ----------        ----------
          Total                                                                                         $5,120,157        $5,107,874
                                                                                                        ==========        ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 1996 and 1995
(Unaudited)


                                                                                             1996                 1995
                                                                                             ----                 ----
                                                                                     (In thousands, except per share amounts)
REVENUES:
   Insurance revenues and commissions                                                      $251,885             $234,960
   Manufacturing                                                                             38,377               45,164
   Finance                                                                                   13,311               13,150
   Investment and other income                                                               72,639               67,002
   Net securities gains                                                                       8,294                  412
                                                                                           --------             --------
                                                                                            384,506              360,688
                                                                                           --------             --------
EXPENSES:
   Provision for insurance losses and policy benefits                                       213,975              196,828
   Amortization of deferred policy acquisition costs                                         27,657               23,153
   Manufacturing cost of goods sold                                                          28,364               34,261
   Interest                                                                                  13,895               11,797
   Salaries                                                                                  22,549               21,525
   Selling, general and other expenses                                                       54,988               49,702
                                                                                           --------             --------
                                                                                            361,428              337,266
                                                                                           --------             --------

      Income before income taxes                                                             23,078               23,422
                                                                                           --------             --------
Income taxes:
   Current                                                                                    2,487                1,076
   Deferred                                                                                   4,990                6,023
                                                                                           --------             --------
                                                                                              7,477                7,099
                                                                                           --------             --------

      Net income                                                                           $ 15,601             $ 16,323
                                                                                           ========             ========


Earnings per common and dilutive common equivalent share                                      $ .26                $ .28
                                                                                              =====                =====

Fully diluted earnings per common share                                                       $ .26                $ .28
                                                                                              =====                =====



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1996 and 1995
(Unaudited)
                                                                                                             1996             1995
                                                                                                             ----             ----
                                                                                                             (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                                $ 15,601         $ 16,323
Adjustments to reconcile net income to net cash (used for) provided by operations:
 Provision for deferred income taxes                                                                         4,990            6,023
 Depreciation and amortization of property, equipment and leasehold improvements                             4,567            4,459
 Other amortization                                                                                         29,073           23,301
 Provision for doubtful accounts                                                                             4,630            2,615
 Net securities (gains)                                                                                     (8,294)            (412)
 Equity in losses of associated companies                                                                      378              105
 Purchases of investments classified as trading                                                            (93,509)         (11,820)
 Proceeds from sales of investments classified as trading                                                   89,681           21,098
 Deferred policy acquisition costs incurred and deferred                                                   (35,488)         (33,844)
 Net change in:
   Reinsurance receivable                                                                                  (13,301)           9,128
   Trade, notes and other receivables                                                                      (60,007)         (49,244)
   Prepaids and other assets                                                                               (12,012)         (10,211)
   Trade payables and expense accruals                                                                      (4,559)         (14,976)
   Other liabilities                                                                                        31,829           27,386
   Income taxes payable                                                                                      2,201            2,375
   Policy reserves                                                                                         (21,226)           1,126
   Unearned premiums                                                                                        22,905           27,627
 Other                                                                                                      (1,969)             700
                                                                                                          --------         --------
  Net cash (used for) provided by operating activities                                                     (44,510)          21,759
                                                                                                          --------         --------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                                  (9,257)         (11,408)
Proceeds from disposals of real estate, property and equipment                                               9,962            2,803
Advances on loan receivables                                                                               (34,093)         (41,837)
Principal collections on loan receivables                                                                   40,307           33,582
Purchases of investments (other than short-term)                                                          (730,094)        (246,622)
Proceeds from maturities of investments                                                                    196,242          107,550
Proceeds from sales of investments                                                                         617,950          171,824
                                                                                                          --------         --------
  Net cash provided by investing activities                                                                 91,017           15,892
                                                                                                          --------         --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                            439            1,125
Net change in customer banking deposits                                                                      7,073           12,023
Net change in policyholder account balances                                                                 (2,215)          (5,735)
Issuance of long-term debt, net of issuance costs                                                             --              2,720
Reduction of long-term debt                                                                                (27,812)            (298)
                                                                                                          --------         --------
  Net cash (used for) provided by financing activities                                                     (22,515)           9,835
                                                                                                          --------         --------

  Net increase in cash and cash equivalents                                                                 23,992           47,486
Cash and cash equivalents at January 1,                                                                    266,158          252,495
                                                                                                          --------         --------
Cash and cash equivalents at March 31,                                                                    $290,150         $299,981
                                                                                                          ========         ========


             See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 1996 and 1995
(Unaudited)



                                                                                              Net
                                                          Common                         Unrealized
                                                          Shares         Additional          Gain
                                                          $1 Par          Paid-In         (Loss) on         Retained
                                                           Value          Capital        Investments        Earnings        Total
                                                        ----------      -----------      -----------      -----------    ----------
                                                                                    (Thousands of dollars)

BALANCE, JANUARY 1, 1995                                $  56,100       $   98,175       $  (41,309)      $  768,849     $  881,815
Exercise of options to purchase
  common shares                                               202              781                                              983
Purchase of stock for treasury                                (20)            (450)                                            (470)
Net change in unrealized gain (loss)
  on investments                                                                             30,190                          30,190
Net income                                                                                                    16,323         16,323
                                                       ----------       ----------       ----------       ----------     ----------
BALANCE, MARCH 31, 1995                                $   56,282       $   98,506       $  (11,119)      $  785,172     $  928,841
                                                       ==========       ==========       ==========       ==========     ==========


BALANCE, JANUARY 1, 1996                               $   60,164       $  159,914       $   30,086       $  861,327     $1,111,491
Exercise of options to purchase
  common shares                                                96              749                                              845
Purchase of stock for treasury                                 (9)            (199)                                            (208)
Net change in unrealized gain (loss)
  on investments                                                                            (29,014)                        (29,014)
Net income                                                                                                    15,601         15,601
                                                       ----------       ----------       ----------       ----------     ----------
BALANCE, MARCH 31, 1996                                $   60,251       $  160,464       $    1,072       $  876,928     $1,098,715
                                                       ==========       ==========       ==========       ==========     ==========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1995, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1995 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1995 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

       Certain amounts for prior periods have been reclassified to be consistent with the 1996 presentation.

2. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 60,586,000 for 1996 and 58,590,000 for 1995.

       Fully diluted earnings per share was calculated as described above and, for 1995, also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into Common Shares and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for the 1996 period since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used to calculate fully diluted earnings per share was 60,586,000 for 1996 and 62,069,000 for 1995.

3. Cash paid (received) for interest and income taxes (net of refunds) was $14,092,000 and $287,000, respectively, for the three month period ended March 31, 1996 and $14,474,000 and ($1,299,000), respectively, for the three month period ended March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1995 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

During each of the three month periods ended March 31, 1996 and 1995, the Company operated profitably and, in 1995, net cash was provided from operations. For the three month period ended March 31, 1996, net cash was used for operations, principally to settle the Proposition 103 liability described below and to reinsure a block of single premium deferred annuity business.

During the first quarter of 1996, the Company did not utilize its bank credit agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements.

In December 1995, the Company entered into an agreement with the California Department of Insurance to settle its Proposition 103 liability for $17,700,000. The settlement did not exceed reserves established in prior years.
The Company paid the settlement amount during the first quarter of 1996.

In April 1996, the Company formed a joint venture (the "JV") with PepsiCo, Inc. whereby the JV will be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakhstan. The JV will be capitalized with equity contributions of approximately $79,000,000 by the Company and $26,500,000 by PepsiCo. The Company's equity contributions will be made in stages over the next several months to meet the JV's needs. In addition, the Company expects that the JV will borrow funds from third party lenders to finance working capital needs and capital expenditures, including construction of bottling plants and distribution centers.

The Company will have a 75% economic interest in the JV and PepsiCo will own the remaining 25%. Under the terms of the joint venture agreement, the Company and PepsiCo have equal voting rights over all significant aspects of the JV's operations. Accordingly, since the Company does not control the JV despite its larger economic interest, the Company will account for its share of the JV's operating results under the equity method of accounting. During the period that the JV is building production and distribution capacity and market share, the Company believes the JV is likely to experience operating losses.

During 1996, the Company sold certain "available for sale" securities and invested the proceeds in securities with longer duration. As more fully described in the 1995 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of increases in market interest rates during 1996, the unrealized gain on investments at the end of 1995 decreased to an unrealized gain of $1,072,000 as of March 31, 1996. While this has resulted in a decrease in shareholders' equity and book value per share, it had no effect on results of operations or cash flows.

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                     THE THREE MONTHS ENDED MARCH 31, 1995

Earned premium revenues of the Colonial Penn P&C Group were $126,697,000 and $115,167,000 for the three month periods ended March 31, 1996 and 1995, respectively. The increase in earned premiums principally resulted from growth in voluntary automobile business. Earned premiums from voluntary automobile policies were 6.4% higher during the first quarter of 1996 as compared to the first quarter of 1995, and voluntary automobile policies in force at March 31, 1996 increased 1.1% from December 31, 1995. The premium growth reflects the Group's continued ability to generate new business that exceeds lapsed business, a trend that began during the first quarter of 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.


Earned premium revenues and commissions of the Empire Group were $84,537,000 and $77,721,000 for the three month periods ended March 31, 1996 and 1995, respectively. The increase in earned premiums principally relates to higher premium rates charged on certain lines of business, including additional premiums related to increased minimum automobile liability coverage required by New York State in 1996. The Empire Group is continuing its program, which began in the fourth quarter of 1995, of raising prices to cover increased loss costs in certain lines of business and reducing volume in business lines that have not been profitable.

The Company's loss ratios for its property and casualty operations were as follows:

                                         1996              1995
                                         ----              ----
       Loss Ratio:
          GAAP                           86.0%             84.5%
          SAP                            82.7%             84.1%
       Expense Ratio:
          GAAP                           18.3%             16.9%
          SAP                            16.6%             16.1%
       Combined Ratio:
          GAAP                          104.3%            101.4%
          SAP                            99.3%            100.2%


The combined ratios reflect less favorable claims experience due to severe winter storms and greater aggregate catastrophe losses estimated at approximately $3,000,000 and $700,000 for the three month periods ended March 31, 1996 and 1995, respectively. Additionally, the combined ratios of the Colonial Penn P&C Group increased as a result of a retroactive adjustment to its New Jersey automobile pool involuntary assignment and conservative loss reserving policies on new voluntary automobile business, offset in part by a favorable settlement of a special risk claim. The combined ratios of the Empire Group also reflect an unusually high assessment from the New York State workers' compensation fund, severance benefits for certain employees and a reduction in the estimate of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business. The difference between the SAP and GAAP combined ratios during 1996 principally reflects an adjustment to SAP reinsurance reserves and accounting for certain expenses which are treated differently under SAP and GAAP.

Earned premium revenues of the life and health insurance operations were $40,651,000 and $42,072,000 for the three month periods ended March 31, 1996 and 1995, respectively. Premium revenues and provision for insurance losses and policy benefits of the life and health operations reflect the continued run-off of the agent sold Medicare supplement business, which had less favorable loss experience in 1996, partially offset by the growth of the Graded Benefit Life product. The operating results of this segment also reflect increased amortization of deferred policy acquisition costs and increased expenses related to exploring new products.

Manufacturing revenues and gross profit decreased in 1996 principally due to the sale in the third quarter of 1995 of a division that manufactured office furnishing systems, the closing of a factory and discontinuance of certain product lines in 1995 at the fibers division and generally reduced demand at other divisions. The gross margin percent and pre-tax results for this segment improved in 1996 as compared to 1995 primarily due to manufacturing efficiencies and reduced overhead at the bathroom vanities division.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

Finance revenues and operating profits reflect the level of consumer instalment loans. Such loans approximated $265,580,000 at March 31, 1996 and $278,391,000 at December 31, 1995. The decrease in operating profit applicable to this segment in 1996 as compared to 1995 principally reflects greater losses on automobile loans and increased interest expense on customer banking deposits. The Company has continued to experience increased competition in its automobile lending business resulting in reduced volume and increased loan losses. The Company has recently tightened its underwriting standards in an effort to improve its loan loss experience, and further reductions in loan volumes are expected.

Investment and other income increased in 1996 compared to 1995 reflecting higher investment yields and increased gains from sales of real estate properties.

Higher interest expense in 1996 as compared to 1995 principally reflects the increased level of outstanding public debt. Interest expense also reflects the level of deposits at the Company's banking and industrial loan subsidiaries and an increase in interest rates related to those deposits.

The increase in selling, general and other expenses in 1996 as compared to 1995 principally reflects increased operating expenses of real estate properties, expenses relating to certain investment activities, including exploring investment opportunities in Russia, increased provisions for bad debts and recognition of $1,300,000 of excess trading stamp liability in 1995.

The 1995 provision for income taxes reflects a reduction for the favorable resolution of a state tax matter.

The number of shares used to calculate primary earnings per share amounts was 60,586,000 for 1996 and 58,590,000 for 1995. The number of shares used to calculate fully diluted earnings per share amounts was 60,586,000 for 1996 and 62,069,000 for 1995. The increase in the number of shares utilized in calculating per share amounts principally relates to the exercise of previously granted warrants to the Company's Chairman and President, the selling of such shares in an underwritten public offering and the exercise by the underwriters of an over allotment option, all of which occurred in September 1995. In addition, for fully diluted per share amounts, the 5 1/4% Convertible Subordinated Debentures due 2003 were not assumed to have been converted in 1996 since the effect of such assumed conversion would have been to increase earnings per share.

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



                                         LEUCADIA NATIONAL CORPORATION
                                                 (Registrant)





Date:   May 10, 1996                     By /s/ Barbara L. Lowenthal
                                            ---------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller
                                                (Principal Accounting Officer)


Date:   May 10, 1996                     By /s/ Joseph A. Orlando
                                            ---------------------------
                                                Joseph A. Orlando
                                                Vice President and Chief
                                                  Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

  Exhibit                                                        Exemption
  Number                          Description                    Indication
  ------                          -----------                    ----------


     27                   Financial Data Schedule.