Form 10-Q
period 1996-06-30
LEUCADIA NATIONAL CORP
filed 1996-08-13
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                ---------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 7, 1996: 60,320,225

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995
(Dollars in thousands, except par value)

                                                                          JUNE 30,        December 31,
                                                                            1996              1995
                                                                        -----------       ------------
                                                                         (Unaudited)
ASSETS
Investments:
 Available for sale (aggregate cost of $2,478,038 and $2,618,363)       $ 2,463,389       $ 2,664,471
 Trading securities (aggregate cost of $54,295 and $52,153)                  51,840            55,702
 Held to maturity (aggregate fair value of $65,032 and $65,416)              65,333            64,546
 Policyholder loans                                                          18,233            17,768
 Other long-term investments, including accrued interest income              81,599            77,994
                                                                        -----------       -----------
     Total investments                                                    2,680,394         2,880,481
Cash and cash equivalents                                                   374,929           266,158
Reinsurance receivable, net                                                 260,759           261,267
Trade, notes and other receivables, net                                     539,418           497,753
Prepaids and other assets                                                   238,228           238,306
Property, equipment and leasehold improvements, net                         104,882           111,374
Deferred policy acquisition costs                                           112,693            92,144
Deferred income taxes                                                       114,932           103,466
Separate and variable accounts                                              515,617           472,837
Investments in associated companies                                         208,281           184,088
                                                                        -----------       -----------
           Total                                                        $ 5,150,133       $ 5,107,874
                                                                        ===========       ===========

LIABILITIES
Customer banking deposits                                               $   211,020       $   203,061
Trade payables and expense accruals                                         198,570           209,362
Other liabilities                                                           154,477           134,772
Income taxes payable                                                         40,950            39,596
Policy reserves                                                           1,947,598         1,971,080
Unearned premiums                                                           475,929           434,773
Separate and variable accounts                                              514,601           472,837
Debt, including current maturities                                          495,524           520,862
                                                                        -----------       -----------
     Total liabilities                                                    4,038,669         3,986,343
                                                                        -----------       -----------
Minority interest                                                             9,062            10,040
                                                                        -----------       -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
  60,316,825 and 60,163,824 shares issued and outstanding, after
  deducting 54,343,521 and 54,319,654 shares held in treasury                60,317            60,164
Additional paid-in capital                                                  160,506           159,914
Net unrealized gain (loss) on investments                                    (8,522)           30,086
Retained earnings                                                           890,101           861,327
                                                                        -----------       -----------
     Total shareholders' equity                                           1,102,402         1,111,491
                                                                        -----------       -----------
           Total                                                        $ 5,150,133       $ 5,107,874
                                                                        ===========       ===========


            See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended June 30, 1996 and 1995
(Unaudited)


                                                           For the Three Month          For the Six Month
                                                          Period Ended June 30,       Period Ended June 30,
                                                          ---------------------       ---------------------
                                                           1996          1995           1996          1995
                                                           ----          ----           ----          ----
                                                              (In thousands, except per share amounts)
REVENUES:
  Insurance revenues and commissions                    $ 257,994      $ 242,562     $ 509,879    $ 477,522
  Manufacturing                                            40,208         43,642        78,585       88,806
  Finance                                                  12,701         13,630        26,012       26,780
  Investment and other income                              64,449         77,563       137,088      144,565
  Net securities gains (losses)                             3,281           (640)       11,575         (228)
                                                        ---------      ---------     ---------    ---------
                                                          378,633        376,757       763,139      737,445
                                                        ---------      ---------     ---------    ---------
EXPENSES:
  Provision for insurance losses and policy benefits      218,880        208,237       432,855      405,065
  Amortization of deferred policy acquisition costs        25,772         24,210        53,429       47,363
  Manufacturing cost of goods sold                         29,583         34,951        57,947       69,212
  Interest                                                 13,387         12,608        27,282       24,405
  Salaries                                                 22,644         22,088        45,666       43,613
  Selling, general and other expenses                      51,023         50,382       105,538      100,084
                                                        ---------      ---------     ---------    ---------
                                                          361,289        352,476       722,717      689,742
                                                        ---------      ---------     ---------    ---------

     Income before income taxes                            17,344         24,281        40,422       47,703
                                                        ---------      ---------     ---------    ---------
Income taxes:
  Current                                                   1,818          3,270         4,305        4,346
  Deferred                                                  2,353          3,602         7,343        9,625
                                                        ---------      ---------     ---------    ---------
                                                            4,171          6,872        11,648       13,971
                                                        ---------      ---------     ---------    ---------

     Net income                                         $  13,173      $  17,409     $  28,774    $  33,732
                                                        =========      =========     =========    =========


Earnings per common and dilutive common equivalent share    $ .22          $ .30         $ .48        $ .58
                                                            =====          =====         =====        =====

Fully diluted earnings per common share                     $ .22          $ .29         $ .48        $ .57
                                                            =====          =====         =====        =====






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
                                                                                        1996            1995
                                                                                        ----            ----
                                                                                       (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $     28,774     $    33,732
Adjustments to reconcile net income to net cash (used for) provided by operations:
 Provision for deferred income taxes                                                     7,343           9,625
 Depreciation and amortization of property, equipment and leasehold improvements         9,332           8,876
 Other amortization                                                                     56,734          47,181
 Provision for doubtful accounts                                                         7,895           7,714
 Net securities (gains) losses                                                         (11,575)            228
 (Gain) on disposal of real estate, property and equipment                              (2,436)         (2,102)
 (Gain) on sale of Transportation Capital Corp.                                         (1,516)           -
 Equity in losses of associated companies                                                5,703             705
 Purchases of investments classified as trading                                       (165,240)        (58,813)
 Proceeds from sales of investments classified as trading                              164,419          72,383
 Deferred policy acquisition costs incurred and deferred                               (64,060)        (63,167)
 Net change in:
   Reinsurance receivable                                                                  392          40,279
   Trade, notes and other receivables                                                  (52,927)        (49,358)
   Prepaids and other assets                                                           (32,879)        (22,046)
   Trade payables and expense accruals                                                 (10,974)        (13,398)
   Other liabilities                                                                    20,307          10,867
   Income taxes payable                                                                  1,237           4,371
   Policy reserves                                                                     (12,981)         (9,602)
   Unearned premiums                                                                    38,417          53,326
 Other                                                                                     887           1,567
                                                                                  ------------     -----------
  Net cash (used for) provided by operating activities                                 (13,148)         72,368
                                                                                  ------------     -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements             (15,101)        (24,506)
Proceeds from disposals of real estate, property and equipment                          15,879          10,523
Advances on loan receivables                                                           (68,581)        (84,955)
Investment in Providential Life in 1996 and MK Gold Company in 1995                    (11,194)        (37,889)
Principal collections on loan receivables                                               71,382          62,151
Purchases of investments (other than short-term)                                    (1,032,215)       (674,636)
Proceeds from maturities of investments                                                336,569         224,158
Proceeds from sales of investments                                                     860,614         596,065
                                                                                  ------------     -----------
  Net cash provided by investing activities                                            157,353          70,911
                                                                                  ------------     -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                       322          10,068
Net change in customer banking deposits                                                 7,983          14,365
Net change in policyholder account balances                                           (21,950)        (10,369)
Issuance of long-term debt, net of issuance costs                                       8,799         101,485
Reduction of long-term debt                                                           (30,588)           (857)
                                                                                  -----------      ----------
  Net cash (used for) provided by financing activities                                (35,434)        114,692
                                                                                  -----------      ----------

  Net increase in cash and cash equivalents                                           108,771         257,971
Cash and cash equivalents at January 1,                                               266,158         252,495
                                                                                  -----------      ----------
Cash and cash equivalents at June 30,                                             $   374,929      $  510,466
                                                                                  ===========      ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 1996 and 1995
(Unaudited)



                                                                        Net
                                          Common                     Unrealized
                                          Shares      Additional        Gain
                                          $1 Par        Paid-In      (Loss) on      Retained
                                          Value         Capital     Investments     Earnings         Total
                                          -----         -------     -----------     --------         -----
                                                               (Thousands of dollars)
BALANCE, JANUARY 1, 1995                $ 56,100      $  98,175     $ (41,309)     $ 768,849     $   881,815
Exercise of options to purchase
 common shares                               277          1,334                                        1,611
Purchase of stock for treasury               (22)          (509)                                        (531)
Net change in unrealized gain (loss)
 on investments                                                        58,777                         58,777
Net income                                                                            33,732          33,732
                                        --------      ---------     ---------      ---------     -----------
BALANCE, JUNE 30, 1995                  $ 56,355      $  99,000     $  17,468      $ 802,581     $   975,404
                                        ========      =========     =========      =========     ===========



BALANCE, JANUARY 1, 1996                $ 60,164      $ 159,914     $  30,086      $ 861,327     $ 1,111,491
Exercise of options to purchase
  common shares                              177          1,144                                        1,321
Purchase of stock for treasury               (24)          (552)                                        (576)
Net change in unrealized gain (loss)
  on investments                                                      (38,608)                       (38,608)
Net income                                                                            28,774          28,774
                                        --------      ---------     ---------      ---------     -----------
BALANCE, JUNE 30, 1996                  $ 60,317      $ 160,506     $  (8,522)     $ 890,101     $ 1,102,402
                                        ========      =========     =========      =========     ===========






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

2. In April 1996, the Company formed a joint venture (the "JV") with PepsiCo, Inc. whereby the JV will be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The JV will be capitalized with equity contributions of approximately $79,000,000 by the Company and $26,500,000 by PepsiCo. As of June 30, 1996, the Company contributed $27,000,000; the balance will be funded in stages over the next several months to meet the JV's needs.

      The Company has a 75% economic interest in the JV and PepsiCo owns the remaining 25%. Under the terms of the joint venture agreement, the Company and PepsiCo have equal voting rights over all significant aspects of the JV's operations. Accordingly, since the Company does not control the JV despite its larger economic interest, the Company accounts for its share of the JV's operating results under the equity method of accounting. During the second quarter of 1996 the Company recorded $2,780,000 of losses from the Company's equity interest in the JV, which is reflected in investment and other income.

3. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 60,569,000 and 58,587,000 for the six month periods ended June 30, 1996 and 1995, respectively, and 60,552,000 and 58,591,000 for the three month periods ended June 30, 1996 and 1995, respectively.

      Fully diluted earnings per share were calculated as described above and, for 1995, also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into Common Shares and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for the 1996 periods since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used to calculate fully diluted earnings per share was 60,569,000 and 62,140,000 for the six month periods ended June 30, 1996 and 1995, respectively, and 60,552,000 and 62,218,000 for the three month periods ended June 30, 1996 and 1995, respectively.

4. Cash paid (received) for interest and income taxes (net of refunds) was $29,316,000 and $3,075,000, respectively, for the six month period ended June 30, 1996 and $25,472,000 and ($20,000), respectively, for the six month period ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1995 10-K.


                         LIQUIDITY AND CAPITAL RESOURCES

During each of the six month periods ended June 30, 1996 and 1995, the Company operated profitably and, in 1995, net cash was provided from operations. For the six month period ended June 30, 1996, net cash was used for operations, principally to settle the Proposition 103 liability described below and to reinsure a block of single premium deferred annuity business.

During the six month period ended June 30, 1996, the Company did not utilize its bank credit agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements.

In December 1995, the Company entered into an agreement with the California Department of Insurance to settle its Proposition 103 liability for $17,700,000. The settlement did not exceed reserves established in prior years.
The Company paid the settlement amount during the first quarter of 1996.

In April 1996, the Company formed a joint venture (the "JV") with PepsiCo, Inc. whereby the JV will be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. In return for an equity contribution of approximately $79,000,000, of which $27,000,000 was contributed as of June 30, 1996, the Company received a 75% economic interest in the JV and PepsiCo owns the remaining 25%. The remaining equity contribution will be funded in stages over the next several months to meet the JV's needs. During the period that the JV is building production and distribution capacity and market share, the Company believes the JV will continue to experience operating losses.

In July 1996, the Company committed to invest up to $25 million for a substantial equity interest in a real estate project in Brooklyn, New York, consisting of an 809,000 square foot office building, garage and Marriott hotel, which is being constructed. The Company's equity investment is expected to be contributed toward the end of the two year construction period. The Empire Group has agreed to lease approximately 286,500 square feet of the office space, for which it will receive certain benefits primarily from the City of New York with a present value of approximately $36 million.

During 1996, the Company sold certain "available for sale" securities and invested the proceeds in securities with longer duration. As more fully described in the 1995 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of increases in market interest rates during 1996, the unrealized gain on investments at the end of 1995 decreased to an unrealized loss of $8,522,000 as of June 30, 1996. While this has resulted in a decrease in shareholders' equity and book value per share, it had no effect on results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.


                              RESULTS OF OPERATIONS

                  THE 1996 PERIODS COMPARED TO THE 1995 PERIODS

Earned premium revenues of the Colonial Penn P&C Group were $252,708,000 and $235,189,000 for the six month periods ended June 30, 1996 and 1995, respectively, and $126,011,000 and $120,022,000 for the three month periods ended June 30, 1996 and 1995, respectively. The increase in earned premiums principally resulted from growth in voluntary automobile business. Earned premiums from voluntary automobile policies were 6.9% higher during the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995, and voluntary automobile policies in force at June 30, 1996 increased 3.0% from December 31, 1995. The premium growth reflects the Group's continued ability to generate new business that exceeds lapsed business, a continuing trend that began during the first quarter of 1995.

Earned premium revenues and commissions of the Empire Group were $168,913,000 and $157,342,000 for the six month periods ended June 30, 1996 and 1995, respectively, and $84,376,000 and $79,621,000 for the three month periods ended June 30, 1996 and 1995, respectively. The increase in earned premiums principally relates to higher premium rates charged on certain lines of business, particularly related to increased minimum automobile liability coverage required by New York State in 1996, partially offset by a decrease in the number of policies in force. The Empire Group is continuing its program, which began in the fourth quarter of 1995, of raising prices to cover increased loss costs in certain lines of business and reducing volume in business lines that have not been profitable. Although operating results for the Empire Group decreased for the six month period ended June 30, 1996 compared to the same period in 1995, the results for the three month period ended June 30, 1996 were slightly improved compared to the three month period ended June 30, 1995.

The Company's loss ratios for its property and casualty operations were as follows:

                            Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                            -------------------         -----------------
                            1996          1995          1996         1995
                            ----          ----          ----         ----
   Loss Ratio:
      GAAP                  87.5%          88.3%        86.7%       86.4%
      SAP                   86.1%          83.9%        84.5%       84.0%
   Expense Ratio:
      GAAP                  17.2%          14.7%        17.8%       15.8%
      SAP                   15.7%          14.8%        16.0%       15.4%
   Combined Ratio:
      GAAP                 104.7%         103.0%       104.5%      102.2%
      SAP                  101.8%          98.7%       100.5%       99.4%


The combined ratios reflect less favorable claims experience due to severe winter storms and greater aggregate catastrophe losses estimated at approximately $3,000,000 and $1,900,000 for the six month periods ended June 30, 1996 and 1995, respectively. Additionally, the combined ratios of the Colonial Penn P&C Group increased as a result of conservative loss reserving policies on new voluntary automobile business and, in the first quarter of 1996, a retroactive adjustment to its New Jersey automobile pool involuntary assignment offset in part by a favorable settlement of a special risk claim. The costs incurred to acquire new business combined with the Colonial Penn P&C Group's aforementioned conservative loss reserving policies, depress operating results while the business grows. The combined ratios of the Empire Group also reflect reserve strengthening in certain lines of business and for the six month period ended June 30, 1996, an unusually high assessment from the New York State workers' compensation fund, severance benefits for certain employees and a reduction in the estimate of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business. The difference between the SAP and GAAP combined ratios principally reflects adjustments to SAP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.

reinsurance reserves and, in 1996 the accounting for certain expenses which are treated differently under SAP and GAAP.

Earned premium revenues of the life and health insurance operations were $88,258,000 and $84,991,000 for the six month periods ended June 30, 1996 and 1995, respectively, and $47,607,000 and $42,919,000 for the three month periods ended June 30, 1996 and 1995, respectively. Premium revenues and provision for insurance losses and policy benefits of the life and health operations reflect the acquisition of Providential Life Insurance Company in April 1996 and the growth of the Graded Benefit Life product, partially offset by the continued run-off of the agent sold Medicare supplement business, which had less favorable loss experience in 1996. The operating results of this segment were not materially different in the six month period ended June 30, 1996 compared to the same period in 1995.

Manufacturing revenues decreased in the 1996 periods principally due to the sale of a division, the closing of a factory and the discontinuance of certain non-performing product lines, all of which occurred in 1995. However, gross profit and pre-tax results for this segment improved in the 1996 periods compared to the 1995 periods primarily due to manufacturing and operating efficiencies, particularly at the bathroom vanities division. In addition, during the three month period ended June 30, 1996, the Company recorded charges of $2,600,000 related to the sale and shutdown of two divisions. Exclusive of these charges, this segment was profitable in the six month period ended June 30, 1996.

Finance revenues and operating profits reflect the level of consumer instalment loans. Such loans approximated $255,475,000 at June 30, 1996 and $278,391,000 at December 31, 1995. Operating profit declined in the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995 principally due to greater losses on automobile loans and increased interest expense on customer banking deposits. The Company has continued to experience increased competition in its automobile lending business resulting in reduced volume and increased loan losses. The Company has recently tightened its underwriting standards in an effort to improve its loan loss experience. In addition, the Company is currently implementing changes to its automobile lending program to preserve its presence in the marketplace. The Company is unable to predict if these changes will improve its ability to generate increased loan volume on a profitable basis.

Investment and other income declined in the 1996 periods compared to the 1995 periods primarily due to the Company's recognition of losses from its equity investments in the PepsiCo JV of approximately $2,780,000 and MK Gold Company of approximately $3,900,000. This reduction was partially offset by a gain of approximately $1,500,000 from the sale of its subsidiary, Transportation Capital Corp., and increased gains from sales of real estate properties. The Company's equity in the earnings of Caja de Ahorro y Seguro S.A. for the six month periods ended June 30, 1996 and 1995 were not material. In 1995, the Company recorded a gain, net of expenses, of approximately $3,800,000 related to the settlement of certain litigation.

Higher interest expense in the 1996 periods compared to the 1995 periods principally reflects the increased level of outstanding public debt. Interest expense also reflects the level of deposits at the Company's banking and industrial loan subsidiaries and an increase in interest rates related to those deposits.

The increase in selling, general and other expenses in the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995 principally reflects operating expenses of real estate properties, the estimated loss on disposal of the Fibers division discussed above and recognition of $2,700,000 of excess trading stamp liability in the six month period ended June 30, 1995.

The 1996 and 1995 provisions for income taxes reflect reductions for the resolution of certain federal income tax contingencies and, for the six month period ended June 30, 1995, a reduction for the favorable resolution of a state tax matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.

The number of shares used to calculate primary earnings per share amounts was 60,569,000 and 58,587,000 for the six month periods ended June 30, 1996 and 1995, respectively, and 60,552,000 and 58,591,000 for the three month periods ended June 30, 1996 and 1995, respectively. The number of shares used to calculate fully diluted earnings per share amounts was 60,569,000 and 62,140,000 for the six month periods ended June 30, 1996 and 1995, respectively, and 60,552,000 and 62,218,000 for the three month periods ended June 30, 1996 and 1995, respectively. The change in the number of shares utilized in calculating per share amounts was principally related to the exercise of previously granted warrants to the Company's Chairman and President, the selling of such shares in an underwritten public offering and the exercise by the underwriters of an over allotment option, all of which occurred in September 1995. In addition, for fully diluted per share amounts, the 5 1/4% Convertible Subordinated Debentures due 2003 were not assumed to have been converted in 1996 since the effect of such assumed conversion would have been to increase earnings per share.

                           PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

             The Annual Meeting of Shareholders of the Company was held on May 14, 1996. At the meeting:

             1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

                 Name                        Votes For           Votes Withheld
                 ----                        ----------          --------------
                 Ian M. Cumming              50,407,321              65,030
                 Joseph S. Steinberg         50,407,321              65,030
                 Paul M. Dougan              50,405,986              66,365
                 Lawrence D. Glaubinger      50,436,301              36,050
                 James E. Jordan             50,437,149              35,202
                 Jesse Clyde Nichols, III    50,437,293              35,058

             2. An amendment to the Company's 1992 Stock Option Plan to limit to 300,000 the maximum number of the Company's common shares, par value $1.00 per share, with respect to which options and/or rights may be granted under the 1992 Stock Option Plan to any individual in any one taxable year was approved by the shareholders, as follows:

                 Votes For                                        49,594,459
                 Votes Against                                       465,808
                 Abstentions                                         410,484
                 Broker Non-Votes                                          0

             3. The selection of Coopers & Lybrand L.L.P. as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1996 was ratified by the shareholders, as follows:

                 Votes For                                        50,374,144
                 Votes Against                                        53,942
                 Abstentions                                          42,665
                 Broker Non-Votes                                          0


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



                                                 LEUCADIA NATIONAL CORPORATION
                                                        (Registrant)





Date: August 13, 1996                            By /s/ Barbara L. Lowenthal
                                                 ---------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.              Description
- -----------              -----------

     27             Financial Data Schedule