Form 10-Q
period 1996-09-30
LEUCADIA NATIONAL CORP
filed 1996-11-13
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                         _____________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 6, 1996:
60,373,010.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and December 31, 1995
(Dollars in thousands, except par value)

                                                                                                     SEPTEMBER 30,      December 31,
                                                                                                         1996               1995
                                                                                                     -------------      ------------
                                                                                                      (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $2,502,701 and $2,618,363)                                    $ 2,486,395        $ 2,664,471
  Trading securities (aggregate cost of $56,154 and $52,153)                                               55,620             55,702
  Held to maturity (aggregate fair value of $70,025 and $65,416)                                           70,201             64,546
  Policyholder loans                                                                                       18,045             17,768
  Other long-term investments, including accrued interest income                                           87,115             77,994
                                                                                                      -----------        -----------
       Total investments                                                                                2,717,376          2,880,481
Cash and cash equivalents                                                                                 428,626            266,158
Reinsurance receivable, net                                                                               264,797            261,267
Trade, notes and other receivables, net                                                                   490,776            497,753
Prepaids and other assets                                                                                 228,688            238,306
Property, equipment and leasehold improvements, net                                                       101,485            111,374
Deferred policy acquisition costs                                                                         110,626             92,144
Deferred income taxes                                                                                     108,206            103,466
Separate and variable accounts                                                                            522,131            472,837
Investments in associated companies                                                                       195,359            184,088
                                                                                                      -----------        -----------
                Total                                                                                 $ 5,168,070        $ 5,107,874
                                                                                                      ===========        ===========

LIABILITIES
Customer banking deposits                                                                             $   210,731        $   203,061
Trade payables and expense accruals                                                                       217,021            209,362
Other liabilities                                                                                         144,799            134,772
Income taxes payable                                                                                       42,134             39,596
Policy reserves                                                                                         1,941,036          1,971,080
Unearned premiums                                                                                         467,413            434,773
Separate and variable accounts                                                                            521,097            472,837
Debt, including current maturities                                                                        494,332            520,862
                                                                                                      -----------        -----------
      Total liabilities                                                                                 4,038,563          3,986,343
                                                                                                      -----------        -----------
Minority interest                                                                                           9,154             10,040
                                                                                                      -----------        -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 60,345,525 and 60,163,824 shares issued and outstanding, after deducting
  54,343,721 and 54,319,654 shares held in treasury                                                        60,346             60,164
Additional paid-in capital                                                                                160,681            159,914
Net unrealized gain (loss) on investments                                                                  (9,960)            30,086
Retained earnings                                                                                         909,286            861,327
                                                                                                      -----------        -----------
      Total shareholders' equity                                                                        1,120,353          1,111,491
                                                                                                      -----------        -----------
                Total                                                                                 $ 5,168,070        $ 5,107,874
                                                                                                      ===========        ===========

             See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended September 30, 1996 and 1995
(Unaudited)

                                                                        For the Three                           For the Nine
                                                                     Month Period Ended                     Month Period Ended
                                                                         September 30,                          September 30,
                                                                   -----------------------               ------------------------
                                                                   1996               1995                1996               1995
                                                                   ----               ----                ----               ----
                                                                             (In thousands, except per share amounts)
REVENUES:
   Insurance revenues and commissions                           $   241,209       $   250,155       $    751,088      $    727,677
   Manufacturing                                                     35,970            42,428            114,555           131,234
   Finance                                                           11,879            13,512             37,891            40,292
   Investment and other income                                       81,353            73,952            224,144           219,222
   Equity in losses of associated companies                         (15,698)             (847)           (21,401)           (1,552)
   Net securities gains                                              23,083            11,787             34,658            11,559
                                                                -----------       -----------       ------------      ------------
                                                                    377,796           390,987          1,140,935         1,128,432
                                                                -----------       -----------       ------------      ------------

EXPENSES:
   Provision for insurance losses and policy benefits               211,296           214,442            644,151           619,507
   Amortization of deferred policy acquisition costs                 21,075            25,981             74,504            73,344
   Manufacturing cost of goods sold                                  25,348            31,571             83,295           100,783
   Interest                                                          13,356            14,318             40,638            38,723
   Salaries                                                          23,090            22,272             68,756            65,885
   Selling, general and other expenses                               54,584            53,400            160,122           153,484
                                                                 ----------       -----------       ------------      ------------
                                                                    348,749           361,984          1,071,466         1,051,726
                                                                -----------       -----------       ------------      ------------

     Income before income taxes                                      29,047            29,003             69,469            76,706
                                                                -----------       -----------       ------------      ------------


Income taxes:
   Current                                                            2,446            (4,202)             6,751               144
   Deferred                                                           7,416            11,479             14,759            21,104
                                                                -----------       -----------       ------------      ------------
                                                                      9,862             7,277             21,510            21,248
                                                                -----------       -----------       ------------      ------------

    Net income                                                  $    19,185       $    21,726       $     47,959      $     55,458
                                                                ===========       ===========       ============      ============


Earnings per common and dilutive common
 equivalent share                                                      $.32              $.37               $.79              $.94
                                                                       ====              ====               ====              ====

Fully diluted earnings per common share                                $.31              $.36               $.79              $.93
                                                                       ====              ====               ====              ====



             See notes to interim consolidated financial statements

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
                                                                                                      1996                1995
                                                                                                      ----                ----
                                                                                                       (Thousands of dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $      47,959        $     55,458
Adjustments to reconcile net income to net cash provided by operations:
  Provision for deferred income taxes                                                                 14,759              21,104
  Depreciation and amortization of property, equipment and leasehold improvements                     13,630              13,241
  Other amortization                                                                                  79,920              72,844
  Provision for doubtful accounts                                                                     11,921              11,515
  Net securities (gains)                                                                             (34,658)            (11,559)
  (Gain) on disposal of real estate, property and equipment                                           (5,879)             (2,514)
  (Gain) on sale of Transportation Capital Corp.                                                      (1,516)              --
  Equity in losses of associated companies                                                            21,401               1,552
  Purchases of investments classified as trading                                                    (253,215)            (97,894)
  Proceeds from sales of investments classified as trading                                           244,296             124,337
  Deferred policy acquisition costs incurred and deferred                                            (83,068)            (89,605)
  Net change in:
    Reinsurance receivable                                                                            (3,662)             40,335
    Trade, notes and other receivables                                                               (37,608)            (48,597)
    Prepaids and other assets                                                                        (34,017)            (14,297)
    Trade payables and expense accruals                                                               16,085             (24,611)
    Other liabilities                                                                                 10,183              (2,636)
    Income taxes payable                                                                               2,421              (2,069)
    Policy reserves                                                                                  (35,112)              9,850
    Unearned premiums                                                                                 29,901              50,648
Other                                                                                                  1,193                 883
                                                                                                ------------       -------------
  Net cash provided by operating activities                                                            4,934             107,985
                                                                                                ------------       -------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                           (19,551)            (43,821)
Proceeds from disposals of real estate, property and equipment                                        31,061              16,112
Advances on loan receivables                                                                         (90,805)           (118,702)
Investment in Providential Life in 1996 and MK Gold Company in 1995                                  (11,194)            (22,474)
Principal collections on loan receivables                                                            104,792              93,727
Purchases of investments (other than short-term)                                                  (1,690,184)         (1,176,314)
Proceeds from maturities of investments                                                              446,891             450,783
Proceeds from sales of investments                                                                 1,407,940             720,242
                                                                                               -------------        ------------
  Net cash provided by (used for) investing activities                                               178,950             (80,447)
                                                                                               -------------        ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                      232                 115
Net change in customer banking deposits                                                                7,671              19,539
Net change in policyholder account balances                                                           (6,381)            (13,456)
Issuance of long-term debt, net of issuance costs                                                      8,788             101,390
Reduction of long-term debt                                                                          (31,726)             (3,096)
Sale of common shares and exercise of warrants, net of expenses                                       --                  43,736
                                                                                               -------------        ------------
  Net cash (used for) provided by financing activities                                               (21,416)            148,228
                                                                                               -------------        ------------
  Net increase in cash and cash equivalents                                                          162,468             175,766
Cash and cash equivalents at January 1,                                                              266,158             252,495
                                                                                               -------------        ------------
Cash and cash equivalents at September 30,                                                     $     428,626        $    428,261
                                                                                               =============        ============

             See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 1996 and 1995
(Unaudited)



                                                                                        Net
                                                   Common                           Unrealized
                                                   Shares         Additional           Gain
                                                   $1 Par           Paid-In         (Loss) on          Retained
                                                   Value            Capital        Investments         Earnings           Total
                                                   -----            -------        -----------         --------           -----
                                                                             (Thousands of dollars)

BALANCE, JANUARY 1, 1995                         $   56,100       $    98,175      $   (41,309)      $   768,849    $     881,815
Exercise of options to purchase
  common shares                                         368             1,912                                               2,280
Purchase of stock for treasury                          (29)             (698)                                               (727)
Exercise of warrants to purchase
 common shares (net of expenses)
 and related income tax benefit                       3,188            47,736                                              50,924
Issuance of common shares, net of
 underwriting discounts                                 478            12,391                                              12,869
Net change in unrealized gain (loss)
 on investments                                                                         55,535                             55,535
Net income                                                                                                55,458           55,458
                                                 ----------       -----------      -----------       -----------    -------------
BALANCE, SEPTEMBER 30, 1995                      $   60,105       $   159,516      $    14,226       $   824,307    $   1,058,154
                                                 ==========       ===========      ===========       ===========    =============



BALANCE, JANUARY 1, 1996                         $   60,164       $   159,914      $    30,086       $   861,327    $   1,111,491
Exercise of options to purchase
  common shares                                         206             1,323                                               1,529
Purchase of stock for treasury                          (24)             (556)                                               (580)
Net change in unrealized gain (loss)
  on investments                                                                       (40,046)                           (40,046)
Net income                                                                                                47,959           47,959
                                                 ----------       -----------      -----------       -----------    -------------
BALANCE, SEPTEMBER 30, 1996                      $   60,346       $   160,681      $    (9,960)      $   909,286    $   1,120,353
                                                 ==========       ===========      ===========       ===========    =============



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

2. In April 1996, the Company formed a joint venture (the "JV") with PepsiCo, Inc. whereby the JV will be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The JV will be capitalized with equity contributions of approximately $79,000,000 by the Company and $26,500,000 by PepsiCo. As of September 30, 1996, the Company contributed $27,000,000; the balance will be funded in stages when needed by the JV.

       The Company has a 75% economic interest in the JV and PepsiCo owns the remaining 25%. Under the terms of the joint venture agreement, the Company and PepsiCo have equal voting rights over all significant aspects of the JV's operations. Accordingly, since the Company does not control the JV despite its larger economic interest, the Company accounts for its share of the JV's operating results under the equity method of accounting. During the nine and three month periods ended September 30, 1996 the Company recorded $9,510,000 and $6,730,000, respectively, of losses from the Company's equity interest in the JV.

3. In September 1996, the Company commenced a tender offer to purchase for cash all of the outstanding $125,000,000 aggregate principal amount of its 10 3/8% Senior Subordinated Notes due 2002 (the "10 3/8% Notes") at a price of $1,072.50 per $1,000 principal amount, plus accrued interest. To finance the tender offer, in October 1996 the Company sold $135,000,000 principal amount of its newly authorized 7 7/8% Senior Subordinated Notes due 2006 (the "7 7/8% Notes") in an underwritten public offering at 99.487% of the principal amount. As of November 6, 1996, $114,000,000 of the net proceeds of the offering were used to purchase $102,656,000 aggregate principal amount of the 10 3/8% Notes plus accrued interest through the tender offer and open market purchases. In the fourth quarter of 1996, the Company will report a pre-tax extraordinary loss on early extinguishment of these 10 3/8% Notes of approximately $10,600,000. The Company intends to retire the 10 3/8% Notes that remain outstanding either through open market purchases or through early redemption of the 10 3/8% Notes in June 1997. The refinancing of the 10 3/8% Notes will result in annual expense savings of approximately $2,600,000.

4. Earnings per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate primary earnings per share amounts was 60,556,000 and 58,927,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and 60,534,000 and 59,427,000 for the three month periods ended September 30, 1996 and 1995, respectively.

       Fully diluted earnings per share were calculated as described above and also assumes the outstanding 5 1/4% Convertible Subordinated Debentures due 2003 had been converted into common shares and earnings increased for the interest on such debentures, net of the income tax effect. The number of shares used to calculate fully diluted earnings per share was 64,037,000 and 62,481,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and 64,022,000 and 62,984,000 for the three month periods ended September 30, 1996 and 1995, respectively.

5. Cash paid for interest and income taxes (net of refunds) was $40,842,000 and $4,335,000, respectively, for the nine month period ended September 30, 1996 and $37,138,000 and $2,221,000, respectively, for the nine month period ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


  The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1995 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

  During the nine month periods ended September 30, 1996 and 1995, the Company operated profitably and net cash was provided from operations.

  During the nine month period ended September 30, 1996, the Company did not utilize its bank credit agreement facilities, except for certain minor amounts borrowed to meet daily cash requirements.

  In December 1995, the Company entered into an agreement with the California Department of Insurance to settle its Proposition 103 liability for $17,700,000. The settlement did not exceed reserves established in prior years. The Company paid the settlement amount during the first quarter of 1996.

  In April 1996, the Company formed a joint venture (the "JV") with PepsiCo, Inc. whereby the JV will be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. In return for an equity contribution of approximately $79,000,000, of which $27,000,000 was contributed as of September 30, 1996, the Company received a 75% economic interest in the JV and PepsiCo owns the remaining 25%. The remaining equity contribution will be funded in stages when needed by the JV. During the period that the JV is building production and distribution capacity and market share, the Company believes the JV will continue to experience operating losses. In addition, the Company expects that the JV will borrow funds from third party lenders to finance working capital needs and capital expenditures, including construction of bottling plants and distribution centers.

  In July 1996, the Company committed to invest up to $25,000,000 for a substantial equity interest in a real estate project in Brooklyn, New York, consisting of an 809,000 square foot office building, garage and Marriott hotel, which is being constructed. The Company's equity investment is expected to be contributed toward the end of the two year construction period. The Empire Group has agreed to lease approximately 286,500 square feet of the office space, for which it will receive certain benefits, primarily from the City of New York, with a present value of approximately $36,000,000.

  In October 1996, the Company sold $135,000,000 principal amount of its newly authorized 7 7/8% Senior Subordinated Notes due 2006 in an underwritten public offering at 99.487% of the principal amount. As of November 6, 1996, $114,000,000 of the net proceeds of the offering were used to purchase $102,656,000 aggregate principal amount of the 10 3/8% Senior Subordinated Notes due 2002 (the "10 3/8% Notes") plus accrued interest through a tender offer and in open market purchases. The Company intends to retire the 10 3/8% Notes that remain outstanding either through open market purchases or through early redemption of the 10 3/8% Notes in June 1997. In the fourth quarter of 1996, the Company will report a pre-tax extraordinary loss on early extinguishment of these 10 3/8% Notes of approximately $10,600,000. The refinancing of the 10 3/8% Notes will result in annual expense savings of approximately $2,600,000.

  During 1996, the Company sold certain "available for sale" securities and invested the proceeds in securities with longer duration. As more fully described in the 1995 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of increases in market interest rates during 1996, the unrealized gain on investments at the end of 1995 decreased to an unrealized loss of $9,960,000 as of September 30, 1996. While this has resulted in a decrease in shareholders' equity and book value per share, it had no effect on results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.


                              RESULTS OF OPERATIONS

                  THE 1996 PERIODS COMPARED TO THE 1995 PERIODS

  Earned premium revenues of the Colonial Penn P&C Group were $368,405,000 and $363,757,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and $115,697,000 and $128,568,000 for the three month periods ended September 30, 1996 and 1995, respectively. The increase in earned premiums during the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 principally resulted from growth in voluntary automobile business. Earned premiums from voluntary automobile policies were 8.6% higher during the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995, and voluntary automobile policies in force at September 30, 1996 increased 4.4% from December 31, 1995. The premium growth reflects the Group's continued ability to generate new business that exceeds lapsed business, a continuing trend that began during the first quarter of 1995. Despite the growth in voluntary automobile business, earned premium revenues decreased during the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995 principally due to a retroactive reinsurance agreement on certain service business and lower assignments from state assigned risk automobile pools. Although the retroactive reinsurance agreement applicable to certain service business resulted in decreased premium revenues, operating results for the nine and three month periods ended September 30, 1996 were not materially affected by this transaction.

  Earned premium revenues and commissions of the Empire Group were $248,838,000 and $238,069,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and $79,925,000 and $80,727,000 for the three month periods ended September 30, 1996 and 1995, respectively. The increase in earned premiums during the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 principally relates to higher premium rates charged on certain lines of business, particularly related to increased minimum automobile liability coverage required by New York State in 1996, partially offset by a decrease in the number of policies in force. The Empire Group is continuing its program, which began in the fourth quarter of 1995, of raising prices to cover increased loss costs in certain lines of business and reducing volume in business lines that have not been profitable.

  The Company's loss ratios for its property and casualty operations were as follows:

                         Three Months Ended                Nine Months Ended
                            September 30,                     September 30,
                            -------------                     -------------
                        1996             1995             1996           1995
                        ----             ----             ----           ----
Loss Ratio:
   GAAP                 89.6%             88.5%           87.7%          87.2%
   SAP                  88.6%             85.3%           85.7%          84.5%
Expense Ratio:
   GAAP                 16.3%             16.7%           17.2%          16.1%
   SAP                  15.3%             15.5%           15.9%          15.4%
Combined Ratio:
   GAAP                105.9%            105.2%          104.9%         103.3%
   SAP                 103.9%            100.8%          101.6%          99.9%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.

  The combined ratios reflect less favorable claims experience due to severe winter storms and greater aggregate catastrophe losses estimated at approximately $4,090,000 and $2,990,000 for the nine month periods ended September 30, 1996 and 1995, respectively. Additionally, the combined ratios of the Colonial Penn P&C Group increased as a result of conservative loss reserving policies on increasing levels of new voluntary automobile business and, in the first quarter of 1996, a retroactive adjustment to its New Jersey automobile pool involuntary assignment offset in part by a favorable settlement of a special risk claim. The costs incurred to acquire new business combined with the Colonial Penn P&C Group's conservative loss reserving policies, depress operating results while the business grows. The combined ratios of the Empire Group also reflect reserve strengthening in certain lines of business and for the nine month period ended September 30, 1996, an unusually high assessment from the New York State workers' compensation fund, severance benefits for certain employees and a reduction in the estimate of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business. The difference between the SAP and GAAP combined ratios principally reflects adjustments to SAP reinsurance reserves and, in 1996 the accounting for certain expenses which are treated differently under SAP and GAAP.

  Earned premium revenues of the life and health insurance operations were $133,845,000 and $125,851,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and $45,587,000 and $40,860,000 for the three month periods ended September 30, 1996 and 1995, respectively. Premium revenues and provision for insurance losses and policy benefits of the life and health operations reflect the acquisition of Providential Life Insurance Company in April 1996 and the growth of the Graded Benefit Life product, partially offset by the continued run-off of the closed block of agent sold Medicare supplement business, which had less favorable loss experience in 1996. Included in the operating results of this segment is a $3,500,000 gain in the third quarter of 1995 from the termination of a reinsurance agreement. Excluding this reinsurance gain in 1995, the segment's operating results were not materially different in the 1996 periods compared to the 1995 periods.

  Manufacturing revenues decreased in the 1996 periods principally due to the sale of a division, the closing of a factory and the discontinuance of certain non-performing product lines, during 1996 and 1995. Pre-tax results for this segment improved in the 1996 periods compared to the 1995 periods primarily due to manufacturing and operating efficiencies. In addition, during the nine month period ended September 30, 1996, the Company recorded charges of $3,260,000 related to the sale and shutdown of three divisions. Exclusive of these charges, this segment was profitable in the nine month period ended September 30, 1996. During the third quarter of 1995, the Company sold a division and recognized a loss of approximately $1,100,000.

  Finance revenues and operating profits reflect the level of consumer instalment loans. Such loans approximated $239,824,000 at September 30, 1996 and $278,391,000 at December 31, 1995. The decline in operating profit in the 1996 periods compared to the 1995 periods also reflects greater losses on automobile loans and increased interest expense on customer banking deposits. The Company has continued to experience increased competition in its automobile lending business resulting in reduced volume and increased loan losses. The Company has tightened its underwriting standards in an effort to improve its loan loss experience. In addition, the Company has implemented changes to its automobile lending program to preserve its presence in the marketplace. The Company is unable to predict if these changes will improve its ability to generate increased loan volume on a profitable basis.

  Investment and other income increased in the 1996 periods compared to the 1995 periods principally due to higher yields, a $5,500,000 gain related to the settlement of certain litigation during the third quarter of 1996, a gain of approximately $1,500,000 from the sale of its subsidiary, Transportation Capital Corp. in the nine month period ended September 30, 1996, and increased gains from sales of real estate properties. In the nine month period ended September 30, 1995, the Company recorded a gain, net of expenses, of approximately $3,800,000 related to the settlement of certain litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued.

  Equity in losses of associated companies primarily reflects recognition of losses for the nine and three month periods ended September 30, 1996 from the Company's equity investments in the PepsiCo JV of approximately $9,510,000 and $6,730,000, respectively, MK Gold Company of approximately $5,820,000 and $1,900,000, respectively, and a write-off of $6,540,000 representing the Company's investment in an unsuccessful well drilled by its Siberian oil exploration joint venture (all in the third quarter). The Company's equity in the earnings of Caja de Ahorro y Seguro S.A. for the nine and three month periods ended September 30, 1996 and 1995 were not material.

  Net securities gains were $34,658,000 and $11,559,000 for the nine month period ended September 30, 1996 and 1995, respectively, and $23,083,000 and $11,787,000 for the three month periods ended September 30, 1996 and 1995, respectively. Principally during the third quarter of 1996, the Company sold its interest in Rockefeller Center Properties, Inc. and recorded a gain of $8,440,000. Additionally, net securities gains for the third quarter of 1996 include a $5,660,000 gain on the sale of a Jordan Associated Company. Net securities gains for 1995 include a $8,152,000 gain (principally in the third quarter) on the sale of the Company's interest in Washington Mutual, Inc.

  The increase in selling, general and other expenses in the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 principally reflects the loss on disposal of certain manufacturing divisions discussed above and recognition of $4,000,000 of excess trading stamp liability in the nine month period ended September 30, 1995.

  The 1996 and 1995 provisions for income taxes reflect reductions resulting from the resolution of certain federal income tax contingencies and, for the nine month period ended September 30, 1995, a reduction for the favorable resolution of a state tax matter.

  The number of shares used to calculate primary earnings per share amounts was 60,556,000 and 58,927,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and 60,534,000 and 59,427,000 for the three month periods ended September 30, 1996 and 1995, respectively. The number of shares used to calculate fully diluted earnings per share amounts was 64,037,000 and 62,481,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and 64,022,000 and 62,984,000 for the three month periods ended September 30, 1996 and 1995, respectively. The change in the number of shares utilized in calculating per share amounts was principally related to the sale of common shares in an underwritten public offering in September 1995.

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



                                         LEUCADIA NATIONAL CORPORATION
                                         (Registrant)





  Date: November 13, 1996                By: /s/ Barbara L. Lowenthal
                                             --------------------------------
                                             Barbara L. Lowenthal
                                             Vice President and Comptroller
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------

      27      Financial Data Schedule.