Form 10-K405
period 1996-12-31
LEUCADIA NATIONAL CORP
filed 1997-03-26
CIK 96223

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-K

                               -------------


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1996

                                     or

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

7-3/4% Senior Notes due August 15, 2013     New York Stock Exchange

8-1/4% Senior Subordinated Notes due        New York Stock Exchange
  June 15, 2005

7-7/8% Senior Subordinated Notes due        New York Stock Exchange
  October 15, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 19, 1997 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $1,079,513,739.

On March 19, 1997, the registrant had outstanding 60,458,618 shares of Common Stock.
                    DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1996 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

     Item 1.   Business.
     ------    --------
                                   THE COMPANY

     GENERAL

          The Company is a diversified financial services holding company principally engaged in personal and commercial lines of property and casualty insurance, life and health insurance, banking and lending and manufacturing. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasiz-ing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value.

          Shareholders' equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,118,107,000 at December 31, 1996, equal to a book value per common share of negative $.11 at December 31, 1978 and $18.51 at December 31, 1996.

          The Company's principal operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life and health insurance products to niche markets. The Company's principal personal lines insurance products are automobile insurance, homeowners insurance, graded benefit life insurance marketed primarily to the age 50-and-over population and Medicare supplement and variable annuity products. The Company's principal commercial lines are property and casualty products provided for workers' compensation, multi-family residential real estate, retail establishments and livery vehicles in the New York metropolitan area. For the year ended December 31, 1996, the Company's insurance segments contributed 83% of total revenue and, at December 31, 1996, constituted 77% of consolidated assets.

          The Company's insurance subsidiaries have a diversified investment portfolio of securities, substantially all of which are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P"). Investments in mortgage loans, real estate and non-investment grade securities represented 5.1% of the insurance subsidiaries' portfolio at December 31, 1996.

          From time to time several companies have expressed interest in the acquisition of certain of the Company's insurance operations. Recently, the Company has responded to certain of these overtures, conveying a willingness to consider the sale of one or more of these operations in the appropriate context and under acceptable circumstances. Presently the Company is in discussions with certain interested parties. Although there can be no assurance that any transaction will be entered into or that, if entered into, any such transaction will be consummated, the price ranges being discussed for such insurance operations are substantially in excess of the book value of these operations. Unless and until a definitive agreement is executed concerning any such transaction, the Company does not intend to update the status of any discussions concerning any possible transaction.

          The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). One of the Company's principal lending activities is providing automobile loans to individuals with poor credit histories. The Company's manufacturing operations primarily manufacture products for the "do-it-yourself" home improvement market and for industrial markets.

          Starting in 1994, the Company has made investments outside the United States in Russia and Argentina. For more information concerning these investments see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

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

                  Financial Information About Industry Segments
                  ---------------------------------------------

          Certain information concerning the Company's operations is presented in the following table.

                                                  Year Ended December 31,
                                              -------------------------------
                                                 1996        1995       1994
                                                 ----        ----       ----
                                                        (In millions)
      Revenues:
      --------
        Property and Casualty Insurance        $1,015.1    $  984.3 $  872.1
        Life Insurance                            240.8       223.6    223.3
        Banking and Lending                        55.1        58.6     49.0
        Manufacturing                             148.4       166.3    180.1
        Corporate and Other (a)                    47.2       125.5     59.9
                                               --------    -------- --------
                                               $1,506.6    $1,558.3 $1,384.4
                                               ========    ======== ========

      Income (loss) before income taxes:
      ---------------------------------
        Property and Casualty Insurance        $   95.5    $   78.9 $   96.4
        Life Insurance                             53.8        53.7     49.1
        Banking and Lending                        14.5        16.7     16.3
        Manufacturing                                .4       (18.0)   (11.7)
        Corporate and Other (a)(b)                (85.7)         .9    (49.8)
                                               --------    -------- --------
                                               $   78.5    $  132.2 $  100.3
                                               ========    ======== ========

      Identifiable assets employed:
      ----------------------------
        Property and Casualty Insurance        $2,398.8    $2,374.2 $2,117.9
        Life Insurance                          1,631.3     1,538.4  1,515.1
        Banking and Lending                       291.3       336.8    316.4
        Manufacturing                              68.7        83.6     93.5
        Corporate and Other (c)                   803.8       774.9    631.1
                                               --------    -------- --------
                                               $5,193.9    $5,107.9 $4,674.0
                                               ========    ======== ========


          At December 31, 1996, the Company and its consolidated subsidiaries had 3,919 full-time employees.

     ----------------
     (a) Includes equity in losses of associated companies ($33,631,000 in 1996, $2,613,000 in 1995 and $5,176,000 in 1994), gains (losses)
          from certain investments and real estate and other operations.
          In 1995, includes a $41,030,000 gain related to the return of two of the Company's legal subsidiaries, which were formerly under the control of the Wisconsin Insurance Commissioner (the "WMAC Companies").

     (b) Includes corporate interest expense and overhead, including expenses related to certain acquisition and investing activities.

     (c) Principally consists of cash, investments, real estate, receivables and the deferred income tax asset.

                              INSURANCE OPERATIONS

     GENERAL

          The Company engages in the personal property and casualty and life and health insurance businesses on a nationwide basis and specializes in commercial property and casualty insurance business in the New York metropolitan area. The Company's principal property and casualty insurance operations are conducted through the Colonial Penn P&C Group and the Empire Group. The Colonial Penn P&C Group consists of Colonial Penn Insurance Company ("CPI"), Colonial Penn Madison Insurance Company ("Madison"), Colonial Penn Franklin Insurance Company ("Franklin"), Bayside Casualty Insurance Company ("Bayside") and Bay Colony Insurance Company ("Bay Colony") and the Empire Group consists of Empire Insurance Company ("Empire") and Allcity Insurance Company ("Allcity"). The Company's principal life and health insurance subsidiaries are Charter National Life Insurance Company ("Charter"), Colonial Penn Life Insurance Company ("CPL"), Providential Life Insurance Company ("Providential") and Intramerica Life Insurance Company ("Intramerica"). In conducting its insurance operations, the Company focuses primarily on profitability and persistency rather than volume.

          A.M. Best Company ("Best"), an independent rating agency, has rated CPL and Charter "A" (excellent), CPI, Madison, Franklin, Bay Colony and Intramerica "A-" (excellent) and the Empire Group and Providential "B++" (very good). Bayside has not been assigned a rating. Ratings are subject to change at any time.


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

          During the year ended December 31, 1996, 82%, 11% and 7% of net earned premiums of the Company's property and casualty insurance operations were derived from personal and commercial automobile lines, other commercial lines and other personal lines, respectively. Total property and casualty net earned premiums for the year ended December 31, 1996 were $823,500,000.

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



                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1996          1995       1994
                                                   ----          ----       ----
      Loss Ratio:
            GAAP                                   87.7%        87.7%       81.2%
            SAP                                    85.8%        85.9%       81.6%
            Industry (SAP) (a)                       N/A        78.9%       81.1%

      Expense Ratio:
            GAAP                                   17.3%        15.8%       17.9%
            SAP                                    15.7%        15.3%       17.2%
            Industry (SAP) (a)                       N/A        27.5%       27.3%

      Combined Ratio (b):
            GAAP                                  105.0%       103.5%       99.1%
            SAP                                   101.5%       101.2%       98.8%
            Industry (SAP) (a)                       N/A       106.4%      108.4%

      _______________

      (a)   Source:  Best's Aggregates & Averages, Property/Casualty, 1996 Edition.
            Industry combined ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

      (b)   For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined
            Ratio.  Additionally in 1996, the difference relates to the accounting for certain expenses which are treated differently under SAP and GAAP.

          The Colonial Penn P&C Group

          The Colonial Penn P&C Group's primary business is providing private passenger automobile and homeowners insurance coverage to the mature adult population. Substantially all of the Group's policies are written for a one-year period. However, in many states CPI and Franklin offer a "guaranteed lifetime protection" provision to certain qualifying policyholders that ensures their policies will be renewed at rates then in effect for their classification. As of December 31, 1996, the Group had approximately 379,000 voluntary automobile policies in force, representing a 6.6% increase over the prior year end. The
     Company believes the Colonial Penn P&C Group will continue to grow its voluntary automobile business during 1997, although the Company is unable to estimate the rate of growth or state with certainty that such growth will actually occur.

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

          Based on published reports, the Colonial Penn P&C Group's SAP Expense Ratio for 1995, the last year for which annual industry data is available, is among the lowest in the industry.

          For the years ended December 31, 1996, 1995 and 1994, net earned premiums for the Colonial Penn P&C Group were $497,100,000,
     $490,500,000 and $447,200,000, respectively. Net earned premiums for the Colonial Penn P&C Group for the year ended December 31, 1996 were concentrated in the states listed below:


                                                   Percentage of Net
                                                    Earned Premiums
                                                   -----------------

                 State                       Automobile(1)      Homeowners
                 -----                       -------------      ----------

                 California                          20%             14%
                 Florida                             18              25
                 New York                            13              13
                 Arizona                              7               7
                 Connecticut                          6               5
                 New Jersey                           6               4
                 Pennsylvania                         4               6
                 All others                          26              26
                                                    ---             ---
                     Total                          100%            100%
                                                    ===             ===

      ______________

      (1)   Excludes net earned premiums related to acquired blocks of assigned risk business described below and mandatory assumed risk business, which generally relates to the amount of writings in the applicable state.

           In recent years, the Colonial Penn P&C Group has acquired blocks of assigned risk business from other insurance companies (the "service business") relating to private passenger automobile insurance. In addition to the premiums paid by policyholders, the Group also receives fee income from the insurance company from which the business was acquired. The Group's low expense ratio enables it to bid competitively. The Colonial Penn P&C Group currently has contracts in force covering approximately $80,000,000 of annualized written premium.

          Prior to its acquisition by the Company, CPI wrote as primary insurer or as a reinsurer a variety of diverse commercial property and casualty insurance business known as "Special Risks." The nature of most of this insurance, which was not written after 1988, involves exposures which can be expected to develop over a relatively long period of time before a definitive determination of ultimate losses and loss adjustment expenses can be established and the relevant reinsurance collected. Although losses with respect to this block of business are particularly difficult to predict accurately, the Company believes, based in part upon a recently completed independent actuarial review, that it has recorded adequate reserves as of December 31, 1996 ($49,700,000, before reinsurance).

          The Empire Group

          The Empire Group provides personal insurance coverage to automobile owners and homeowners and commercial insurance for workers' compensation, residential real estate, restaurants, retail establishments, livery vehicles (both medallion and radio-controlled) and several types of service contractors.

          For the years ended December 31, 1996, 1995 and 1994, net earned premiums and commissions for the Empire Group were $326,400,000, $326,100,000 and $299,200,000, respectively. Substantially all of the Empire Group's policies are written in New York for a one-year period. The Empire Group is licensed in New York to write all lines of insurance that may be written by a property and casualty insurer, except residual value, credit, unemployment, animal and marine protection and indemnity insurance and ocean marine insurance.

          The voluntary business of the Empire Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are five general agents, one of which is owned by Empire, and approximately 390 local agents and insurance brokers presently acting under agreements with the Empire Group. These agents and brokers also represent other competing insurance companies.

          Like the Colonial Penn P&C Group, the Empire Group also has service business relating to private passenger and commercial automobile insurance. The Empire Group currently has contracts in force covering approximately $83,000,000 of annualized written premiums. In addition, the Empire Group receives a fee for providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool and the Massachusetts Taxi and Limousine Pool. These latter arrangements do not involve the assumption of any material underwriting risk by the Empire Group.

          Losses and Loss Adjustment Expenses

          Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and loss adjustment expenses ("LAE") are determined using case-basis evaluations, statistical analyses and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings.

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

          In the following table, the liability for losses and LAE of the Company's property and casualty insurance subsidiaries are reconciled for each of the three years ended December 31, 1996. Included therein are current year data and prior year development.



                        RECONCILIATION OF LIABILITY FOR LOSSES AND
                                 LOSS ADJUSTMENT EXPENSES

                                          1996           1995            1994
                                          ----           ----            ----
                                                    (In thousands)
      Net liability for losses
        and LAE at
        beginning of year             $  999,641      $  923,905     $  889,082
                                      ----------      ----------     ----------

      Provision for losses and
        LAE for claims occurring
        in the current year              733,263         735,071        679,377
      Decrease in estimated
        losses and LAE for
        claims occurring in
        prior years                       (8,631)        (16,378)       (71,484)
                                      ----------      ----------     ----------
      Total incurred losses
        and LAE                          724,632         718,693        607,893
                                      ----------      ----------     ----------
      Reclassification of
        uncollectible
        reinsurance reserves
        due to commutations-
        prior years                        2,947          -              15,528
                                      ----------      ----------     ----------
      Losses and LAE payments for
        claims occurring during:
        Current year                     304,533         276,212        259,295
        Prior years                      439,511         366,745        329,303
                                      ----------      ----------     ----------
                                         744,044         642,957        588,598
                                      ----------      ----------     ----------
                                         983,176         999,641        923,905

      Reserve deducted above for
        reinsurance not considered
        collectible                       14,511          22,432         26,547
                                      ----------      ----------     ----------
                                         997,687       1,022,073        950,452

      Reinsurance
        recoverable                      112,780         106,879        117,566
                                      ----------      ----------     ----------
      Liability for losses and
        LAE at end of year as
        reported in financial
        statements                    $1,110,467      $1,128,952     $1,068,018
                                      ==========      ==========     ==========


          The Company's property and casualty insurance subsidiaries' liability for losses and LAE as of December 31, 1996 was $999,981,000 determined in accordance with SAP and $1,110,467,000 determined in accordance with GAAP. The difference principally relates to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities.

          The following tables present the development of balance sheet liabilities from 1986 through 1996 and include periods prior to acquisition for the Empire Group and the Colonial Penn P&C Group. Because of substantial differences in the development of reserves of the Empire Group and the Colonial Penn P&C Group, loss and LAE development data is presented separately for each group. The liability line at the top of each table indicates the estimated liability for unpaid losses and LAE recorded as of the dates indicated. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

          The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1986 liability estimate indicated on the Empire Group table of $182,133,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 1996 of $169,021,000, or a redundancy of $13,112,000. If the re-estimated liability exceeded the liability initially established, a cumulative deficiency would be indicated. The cumulative deficiencies reflected in the Colonial Penn P&C Group table are for periods prior to the Company's acquisition of that Group. The Company believes that the Colonial Penn P&C Group's loss reserving policies and improved claims management procedures since acquisition in 1991 have contributed significantly to the creation of the redundancies included in its table below.

          In evaluating this information, it should be noted that each amount shown for "cumulative redundancy (deficiency)" includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy (deficiency) related to losses settled in 1990, but incurred in 1986, will be included in the cumulative redundancy (deficiency) amount for 1986, 1987, 1988 and 1989. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

          For further discussion of the Company's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.


ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (THE EMPIRE GROUP)

                                                                  Year Ended December 31
                        1986      1987      1988       1989     1990      1991       1992     1993       1994       1995     1996
                        ----      ----      ----       ----     ----      ----       ----     ----       ----       ----     ----

Liability for
 Unpaid Losses
 and Loss
 Adjustment
 Expenses             $182,133  $206,709  $222,814   $235,223 $251,401  $280,679   $322,516  $353,917  $406,695   $476,692  $481,138

Liability
 Re-estimated
 as of:
One Year Later        $180,975  $198,384  $213,671   $227,832 $249,492  $280,020   $321,954  $344,156  $441,165   $504,875  $   -
Two Years Later        175,305   194,530   206,088    217,432  245,141   277,866    324,262   374,158   467,659
Three Years Later      170,152   188,843   198,500    212,649  243,849   284,052    345,576   394,418
Four Years Later       168,574   184,564   194,324    211,859  247,314   296,484    361,903
Five Years Later       165,717   181,990   196,070    211,952  255,045   306,094
Six Years Later        164,487   183,015   196,646    216,545  260,031
Seven Years Later      166,266   183,082   199,502    219,786
Eight Years Later      165,953   185,609   201,600
Nine Years Later       167,719   187,252
Ten Years Later        169,021

Cumulative
  Redundancy
  (Deficiency)        $ 13,112  $ 19,457  $ 21,214   $ 15,437 $ (8,630) $(25,415)  $(39,387) $(40,501) $(60,964)  $(28,183) $   -
                      ========  ========  ========   ======== ========  ========   ========  ========  ========   ========  ========


Cumulative Amount
 of Liability
 Paid Through:
One Year Later        $ 54,359  $ 60,446  $ 64,140   $ 65,822 $ 78,954  $ 89,559   $113,226  $116,986  $152,904   $202,334  $   -
Two Years Later         88,770    97,627   101,206    109,479  126,908   150,043    182,250   199,214   270,020
Three Years Later      114,322   123,092   131,705    140,916  167,330   197,848    239,092   272,513
Four Years Later       130,433   142,910   152,330    166,023  196,099   233,244    285,880
Five Years Later       141,346   155,786   168,117    182,001  216,749   259,946
Six Years Later        149,079   164,213   178,095    193,943  231,892
Seven Years Later      153,681   170,215   185,310    203,169
Eight Years Later      157,332   175,117   191,292
Nine Years Later       160,497   179,368
Ten Years Later        164,019

Gross Liability -
  End of Year                                                                                $391,829  $451,442   $517,422  $532,319
Reinsurance                                                                                    37,912    44,747     40,730    51,181
                                                                                             --------  --------   --------  --------
Net Liability -
  End of Year as
  Shown Above                                                                                $353,917  $406,695   $476,692  $481,138
                                                                                             ========  ========   ========  ========
Gross Re-estimated
  Liability - Latest                                                                         $452,063  $522,833   $557,475

Re-estimated
  Reinsurance - Latest                                                                         57,645    55,174     52,600
                                                                                             --------  --------   --------
Net Re-estimated
  Liability - Latest                                                                         $394,418  $467,659   $504,875
                                                                                             ========  ========   ========
Gross Cumulative
  (Deficiency)                                                                               $(60,234) $(71,391)  $(40,053)
                                                                                             ========  ========   ========


ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT (THE COLONIAL PENN P&C GROUP)

                                                                  Year Ended December 31
                          1986      1987      1988       1989     1990     1991      1992      1993     1994      1995    1996
                          ----      ----      ----       ----     ----     ----      ----     ----      ----      ----    ----
Liability for
 Unpaid Losses
 and Loss
 Adjustment
 Expenses               $324,700  $386,200 $ 410,500  $ 448,800 $626,300  $657,700 $581,810  $535,165 $517,210  $522,949 $502,038

Liability
 Re-estimated
 as of:
One Year Later          $352,600  $389,900 $ 445,600  $ 555,900 $659,800  $616,400 $497,994  $473,442 $466,362  $486,135 $   -
Two Years Later          340,600   409,000   506,800    588,600  619,600   574,000  463,885   444,554  451,115
Three Years Later        338,700   443,700   535,600    563,800  614,000   555,800  450,542   440,476
Four Years Later         359,400   467,300   522,800    565,800  605,900   547,800  450,742
Five Years Later         384,000   459,400   526,700    562,900  599,700   546,400
Six Years Later          375,700   464,700   526,200    559,200  600,300
Seven Years Later        381,300   465,300   524,400    559,000
Eight Years Later        384,900   464,800   524,500
Nine Years Later         386,000   465,000
Ten Years Later          385,900

Cumulative
  Redundancy
  (Deficiency)          $(61,200) $(78,800)$(114,000) $(110,200)$ 26,000 $111,300  $131,068  $ 94,689 $ 66,095  $ 36,814 $   -
                        ========  ======== =========  ========= ======== ========  ========  ======== ========  ======== ========


Cumulative Amount
 of Liability
 Paid Through:
One Year Later          $177,100  $207,700 $ 243,300  $ 258,500 $279,300 $283,200  $205,200  $212,317 $213,841  $237,177 $   -
Two Years Later          249,800   304,000   353,300    387,500  432,500  390,100   317,492   319,253  326,809
Three Years Later        288,700   356,800   419,900    467,500  492,900  461,000   379,521   386,347
Four Years Later         313,700   393,100   462,200    496,400  536,500  496,400   419,428
Five Years Later         332,700   416,800   476,400    523,400  559,100  525,500
Six Years Later          343,600   425,500   496,900    536,500  583,900
Seven Years Later        349,200   441,800   505,800    553,700
Eight Years Later        366,000   448,900   520,200
Nine Years Later         371,600   461,200
Ten Years Later          382,000

Gross Liability -
  End of Year                                                                                $660,039 $616,576  $611,530 $578,148
Reinsurance                                                                                   124,874   99,366    88,581   76,110
                                                                                             -------- --------  -------- --------
Net Liability -
  End of Year as
  Shown Above                                                                                $535,165 $517,210  $522,949 $502,038
                                                                                             ======== ========  ======== ========
Gross Re-estimated
  Liability - Latest                                                                         $543,402 $535,515  $561,191

Re-estimated
  Reinsurance -
  Latest                                                                                      102,926   84,400    75,056
                                                                                             -------- --------  --------
Net Re-estimated
  Liability - Latest                                                                         $440,476 $451,115  $486,135
                                                                                             ======== ========  ========
Gross Cumulative
  Redundancy                                                                                 $116,637 $ 81,061  $ 50,339
                                                                                             ======== ========  ========



     LIFE INSURANCE

          The principal life insurance products offered during the three year period ended December 31, 1996 were "Graded Benefit Life" and a variable annuity product. Through its various subsidiaries, the Company is licensed in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands and generally sells its products throughout most of the United States. Total direct life insurance in force as of December 31, 1996 was $2.1 billion.

          The following table reflects premium receipts on variable annuity and other investment oriented products and premiums earned on other life and health insurance products. Variable annuity and other investment oriented product premium receipts are not recorded as revenue under GAAP but are recorded in a manner similar to a deposit, and are included below.


                                                Year Ended December 31,
                                      ----------------------------------------
                                         1996           1995           1994
                                         ----           ----           ----
                                                   (In thousands)
      Graded Benefit Life              $120,951      $117,691        $113,678
      Variable Annuity                   47,228        43,708          98,557
      Other Investment
        Oriented Products                 5,044         6,494           9,523
      Agent-sold Medicare
        Supplement Products(1)           39,501        27,982          35,967
      Other Health Products              11,941        13,919          16,225
      Other                                 892           566           2,629
                                       --------      --------        --------
         Total                         $225,557      $210,360        $276,579
                                       ========      ========        ========

      __________________

      (1) Includes Providential's agent-sold Medicare supplement products from April 1996, the date of acquisition.


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

          Investment Oriented Products. The principal investment oriented product ("IOP" product) offered is a no-load variable annuity ("VA") product. The VA product is marketed as an investment vehicle to individuals seeking to defer, for federal income tax purposes, the annual increase in their account balance. Premiums from this VA product are invested at the policyholders' election in either unaffiliated mutual funds, where the policyholder bears the entire investment risk, or in a fixed account, where the funds earn interest at rates determined by the Company. The Company's VA product is currently marketed in conjunction with Scudder, Stevens and Clark, a mutual fund manager.

          Medicare Supplement Products. In 1992, CPL discontinued marketing its Medicare supplement products due to increased competition in this market and expectations that such competition would result in inadequate profitability. However, CPL has continued to offer, on a profitable basis, renewals of its Medicare supplement products. In April 1996, the Company acquired Providential, which markets agent-sold standardized Medicare supplement products in communities where health maintenance organizations are less prevalent. The absence of health maintenance organizations allows Providential to charge premium rates that provide for an adequate return on investments. The Company will continue to explore the acquisition of additional companies or blocks of this business in certain markets.

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

          The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 1996 and 1995 was as follows:



                                                                PROPERTY AND CASUALTY             LIFE AND HEALTH
                                                                ---------------------          ---------------------
                                                                1996             1995           1996         1995
                                                                ----             ----           ----         ----
                                                                               (Dollars in thousands)
        Bonds and notes:
          U.S. Government and agencies                           85%              83%           72%            72%
          Rated investment grade                                  9               13            16             18
          Non rated - other                                       1                -             1              4
          Rated less than investment grade                        3                1             6              1
        Policyholder loans                                        -                -             2              2
        Equity securities                                         1                1             2              1
        Other, principally accrued interest                       1                2             1              2
                                                                ---              ---           ---            ---
                 Total                                          100%             100%          100%           100%
                                                                ===              ===           ===            ===
        Estimated average yield to maturity
          of bonds and notes (a)                                6.3%             6.6%          6.5%           6.8%
        Estimated average remaining life of bonds
          and notes (a)                                       3.9 yrs.         3.6 yrs.      7.2 yrs.       6.9 yrs.
        Carrying value of investment portfolio              $1,801,122        $1,861,301    $755,028        $780,633
        Market value of investment portfolio                $1,801,262        $1,862,094    $754,988        $780,710

        _________________

        (a)      Excludes trading securities, which are not significant.

          Reinsurance

          Reinsurance is obtained for investment oriented products for face amounts in excess of $500,000 per life. The life insurance subsidiaries generally do not obtain reinsurance for the Graded Benefit Life products because these policies generally have a low face amount. The Colonial Penn P&C Group obtained reinsurance for casualty risks in excess of $2,000,000 in 1996, 1995 and 1994, although most Colonial Penn P&C Group automobile policies do not have policy limits in excess of $100,000 per risk and $300,000 per accident. The Empire Group's maximum retained limit was $500,000 for workers' compensation for 1996, 1995 and 1994; for other property and casualty lines, the Empire Group's maximum retained limit was $300,000 for 1996 and $225,000 for 1995 and 1994.

          Additionally, the Company's property and casualty insurance subsidiaries have entered into certain excess of loss and catastrophe treaties to protect against certain losses. The Colonial Penn P&C Group's retention of lower level losses in such treaties was $15,000,000 in 1996 and 1995 and $11,000,000 in 1994. In 1997, the
     Colonial Penn P&C Group entered into "second event" reinsurance that will provide up to $10,000,000 of recovery if multiple catastrophe losses not covered under the Group's basic agreement exceed $20,000,000. The Empire Group's retention of lower level losses in such treaties is $5,000,000 for 1997 and was $3,000,000 for 1996, 1995
     and 1994.

          Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent
     of the reinsurance ceded.   The Company's reinsurance generally has
     been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation (A++), Partner Re Co. Ltd. (A+), LaSalle Re Ltd. (A-), AXA Reinsurance Company (A), Zurich Reinsurance Centre, Inc. (A), Munich American Reinsurance Company (A+) and United Teachers Associates Insurance (B++). In addition, the Company has reinsured a block of business with a subsidiary of John Hancock Mutual Life Insurance Company ("Hancock") as part of the sale of such business to Hancock. The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

          Competition

          The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are for the most part unendorsed, which may give such other companies a competitive advantage. Recent federal administrative, legislative and judicial activity may result in changes to federal banking laws that will enable national banks to act as agents in order to offer certain insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

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

          The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Each of the Company's insurance subsidiaries' RBC ratio as of December 31, 1996 substantially exceeded minimum requirements.

          The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. The insurance companies had certain "other than normal" NAIC ratios for the year ended December 31, 1996. The Company believes that there are no material underlying problems or weaknesses in its insurance operations and that it is unlikely that material adverse regulatory action will be taken.

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

                               BANKING AND LENDING

          During 1996 the Company's banking and lending operations principally were conducted through American Investment Bank, N.A. ("AIB"), its national bank subsidiary and American Investment Financial ("AIF"), an industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had deposits of $209,261,000 and $203,061,000 at December 31, 1996 and 1995,
     respectively. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area.

          The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $233,351,000 and $278,391,000 at December 31, 1996 and 1995, respectively. At December 31, 1996, 41% were loans to individuals generally collateralized by automobiles; 14% were unsecured loans to individuals acquired from others in connection with investments in limited partnerships; 42% were unsecured loans to executives and professionals; and 3% were instalment loans to consumers, substantially all of which were collateralized by real or personal property.

          It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 1996, the allowance for loan losses for the Company's entire loan portfolio was $12,177,000 or 5.2% of the net outstanding loans, compared to $13,893,000 or 5% of net outstanding loans at December 31, 1995.

          The funds generated by the deposits are primarily used to make instalment loans, including collateralized personal automobile loans to individuals who have difficulty in obtaining credit. These automobile loans are made at interest rates above those charged to individuals with good credit histories. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual as well as the collateral to attempt to minimize the number of defaults. Additionally, the Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 1996, the Company generated $219,416,000 of these loans ($38,683,000 during 1996). Beginning in
     1995, primarily as a result of increased competition, together with the Company's tightening of its underwriting standards, the portfolio has declined. Loan losses have increased and, at December 31, 1996, the allowance for loan losses for this portfolio was $7,622,000 or 7.9% of net outstanding loans. The Company expects that the increased level of competition will continue and, together with the Company's tightened underwriting standards and the generally lower rates being offered by competitors, is likely to result in a further contraction in the size of this portfolio.

          The Company's banking and lending operations compete with banks, savings and loan associations, credit unions, credit card issuers and consumer finance companies, many of which are able to offer financial services on very competitive terms. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations.

          The Company's principal banking and lending operations are subject to detailed supervision by state authorities, as well as federal regulation pursuant to the Federal Consumer Credit Protection Act and regulations promulgated by the Federal Trade Commission. The Company's banking operations are subject to federal and state regulation and supervision by, among others, the Office of the Comptroller of the Currency (the "OCC"), the FDIC and the State of Utah. AIB's primary federal regulator is the OCC, while the primary federal regulator for AIF is the FDIC.

          The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations of AIB and restricts further acquisitions of banks and savings institutions by the Company. CEBA does not restrict AIF as currently operated.

                                  MANUFACTURING

          The Company's manufacturing operations consist primarily of the manufacture of bathroom vanities and related products for the "do-it-yourself" market, proprietary plastic netting for various industrial markets and electrical products. During 1996, the Company sold one division and discontinued certain non-performing product lines. For the year ended December 31, 1996 this segment was profitable for the first time since 1990.

          Bathroom vanities and related products are sold through manufacturers' representatives, primarily to home improvement centers. The plastics division manufactures and markets plastic netting used for a variety of purposes including, among other things, construction, packaging, carpet backing and filtration. The electrical division primarily produces wire cable and power cords for industrial customers.

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

                        OTHER OPERATIONS AND INVESTMENTS

          The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at December 31, 1996: Carmike Cinemas, Inc. ("Carmike") (approximately 6% of Class A shares), HomeFed Corporation ("HFC") (approximately 41%), Jordan Industries, Inc. ("JII") (approximately 11%) and MK Gold Company ("MK Gold") (approximately 46%).

          In April 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB"), with PepsiCo, Inc to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company and PepsiCo have committed to make capital contributions to PIB of $79,500,000 and $26,500,000, respectively. As of December 31, 1996, the Company contributed $51,000,000; the balance was funded in January 1997. The Company has a 75% economic interest in PIB. At December 31, 1996, the carrying amount of the Company's investment in PIB was $33,896,000, reflecting the Company's share of the start-up losses of this venture. The Company anticipates that PIB will continue to experience operating losses during the period that PIB is building production and distribution capacity and market share.

          The Company owns a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja"), a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. Caja distributes its insurance products primarily on a direct basis, and therefore does not pay commissions to agents. Caja is the largest insurance company in Argentina, with total annual premium revenues of approximately $516,700,000 and total assets (including banking operations) of approximately $646,000,000.
     At December 31, 1996, the carrying amount of the Company's investment in Caja was $44,333,000. The Company's equity in Caja's results of operations since acquisition has not been material.

          A subsidiary of the Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company. These partnerships each specialize in structuring leveraged buyouts in which the partners are given the opportunity to become equity participants. Since 1982, the Company has invested an aggregate of $36,919,000 in these partnerships and related companies and, through December 31, 1996, has received $84,632,000 (including cash, interest bearing notes and other receivables) relating to the disposition of investments and management and other fees. At December 31, 1996, through these partnerships, the Company had interests in JII, Carmike and a total of 19 other companies (the "Jordan Associated Companies"), which in total are carried at cost in the Company's consolidated financial statements at $11,657,000.

          The Company's real estate investments include a 615,000 square foot office building located near Grand Central Terminal in New York City (carried at $58,608,000 at December 31, 1996), and two luxury residential condominium towers in downtown San Diego, California (carried at $31,572,000 at December 31,

     1996). The New York City office building, which has 355,000 square feet of contiguous space available for occupancy, is being marketed for sale. The San Diego towers consist of 201 residential units, 125 of which were available for sale at December 31, 1996, and 42,000 square feet of retail space, of which 7,500 square feet have been leased to a national restaurant chain.

          For further information about the Company's business, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report and Notes to Consolidated Financial Statements.


     Item 2.   Properties.
     ------    ----------

          Through its various subsidiaries, the Company owns and utilizes in its operations the following significant properties: two office buildings located in Valley Forge, Pennsylvania used by the Colonial Penn P&C Group (totaling approximately 198,700 sq. ft.), one of which is located on land leased from a third party; two offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 77,000 sq. ft.); and an office building in Philadelphia, Pennsylvania used by the life insurance companies (approximately 127,000 sq. ft.). In addition, subsidiaries of the Company own six facilities (totaling approximately 970,000 sq. ft.) primarily used for manufacturing and storage located in Georgia, New Jersey, New York, North Carolina, Pennsylvania and Canada.

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

     Item 3.   Legal Proceedings.
     ------    -----------------

     PINNACLE LITIGATION

          On May 11, 1994, a shareholder of the Company filed a purported derivative action entitled Pinnacle Consultants, Ltd. v. Leucadia
                                --------------------------    --------
     National Corporation, et al. (C.A. No. 94 Civ. 3496) against the
     ----------------------------
     Company's current Board of Directors and two former directors, John W. Jordan II and Melvin Hirsch. The action, which was filed in the United States District Court for the Southern District of New York, alleged certain Racketeer Influence and Corrupt Organizations Act, securities law, conversion and fraud claims. On December 10, 1996, the Second Circuit Court of Appeals affirmed the judgment of the District Court dismissing these claims.

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


     Item 4.   Submission of Matters to a Vote of Security Holders.
     ------    ---------------------------------------------------

          Not applicable.

     Item 10.  Executive Officers of the Registrant.
     -------   ------------------------------------

          All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 19, 1997, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

     NAME                 AGE   POSITION WITH LEUCADIA     OFFICE HELD SINCE
     ----                 ---   ----------------------     -----------------
     Ian M. Cumming       56    Chairman of the Board          June 1978
     Joseph S. Steinberg  53    President                      January 1979
     Thomas E. Mara       51    Executive Vice President       May 1980;
                                  and Treasurer                  January 1993
     Joseph A. Orlando    41    Vice President and             January 1994;
                                  Chief Financial Officer        April 1996
     Barbara L. Lowenthal 42    Vice President and             April 1996
                                  Comptroller
     Paul J. Borden       48    Vice President                 August 1988
     Mark Hornstein       49    Vice President                 July 1983
     Ruth Klindtworth     62    Secretary and Vice President-  February 1976;
                                  Corporate Administrator        January 1990

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

          Mr. Orlando, a certified public accountant, has served as Chief Financial Officer of the Company since April 1996 and as Vice President of the Company since January 1994. Mr. Orlando previously served in a variety of capacities with the Company and its subsidiaries since 1987, including Comptroller of the Company from March 1994 to April 1996.

          Ms. Lowenthal, a certified public accountant, has served as Vice President and Comptroller of the Company since April 1996. For the prior four years, Ms. Lowenthal served as Director of Policies, Systems and Procedures and Assistant Controller of W.R. Grace & Co., a specialty chemicals company.

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

                                     PART II

     Item 5.   Market for Registrant's Common Equity and Related
     ------    -------------------------------------------------
               Stockholder Matters.
               -------------------

          (a)  Market Information.
               ------------------
          The Common Shares of the Company (the "Common Shares") are traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per Common Share on the consolidated transaction reporting system, as reported by the Dow Jones Historical Stock Quote Reporter Service. On November 15, 1995, the Company effected a two-for-one stock split of the Common Shares in the form of a 100% stock dividend (the "Stock Split"). The dividend was paid to shareholders of record at the close of business on November 1, 1995. Per share amounts set forth in this Report have been adjusted to reflect the Stock Split.



                                                                COMMON SHARE
                                                                ------------
                                                              HIGH        LOW
                                                              ----        ---
                  1995
                  ----
                  First Quarter                              $24.31      $21.44
                  Second Quarter                              26.00       21.81
                  Third Quarter                               29.63       24.56
                  Fourth Quarter                              29.44       24.50

                  1996
                  ----
                  First Quarter                              $29.00      $23.75
                  Second Quarter                              26.50       23.88
                  Third Quarter                               25.00       21.63
                  Fourth Quarter                              28.50       23.13

                  1997
                  ----
                  First Quarter (through March 19, 1997)     $29.00      $25.75


          (b)  Holders.
               -------

          As of March 19, 1997, there were approximately 4,089 record holders of the Common Shares.

          (c)  Dividends.
               ---------

          The Company paid dividends of $.25 per Common Share on December 31, 1996 and $.25 per Common Share on December 29, 1995. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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


                                                                                YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                                    1996         1995          1994         1993          1992
                                                                    ----         ----          ----         ----          ----
                                                                         (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
 Revenues                                                      $1,506,557   $1,558,314    $1,384,385   $1,408,058    $1,573,015
 Net securities gains (losses)                                     39,429       20,027       (12,004)      51,923        51,778
 Interest expense (b)                                              53,996       52,871        44,003       39,465        38,507
 Insurance losses, policy benefits and
  amortization of deferred acquisition costs                      962,001      942,803       819,010      789,752       896,673
 Income before income taxes,
  cumulative effects of changes
  in accounting principles and
  extraordinary loss                                               78,512      132,182       100,318      176,868       143,553
 Income before cumulative effects of
  changes in accounting principles
  and extraordinary loss                                           55,515      107,503        70,836      116,259       130,607
 Cumulative effects of changes in
  accounting principles                                               -           -              -        129,195           -
 Extraordinary loss from early
  extinguishment of debt, net of
  income tax benefit                                               (6,838)        -              -            -             -
 Net income                                                        48,677      107,503        70,836      245,454       130,607

Per share:
 Primary earnings (loss) per common and dilutive
  common equivalent share:
   Income before cumulative effects
    of changes in accounting principles
    and extraordinary loss                                          $ .91        $1.81         $1.22        $1.98         $2.67
   Cumulative effects of changes in
    accounting principles                                             -            -             -           2.21           -
   Extraordinary loss                                                (.11)         -             -            -             -
                                                                    -----        -----         -----        -----         -----
        Net income                                                  $ .80        $1.81         $1.22        $4.19         $2.67
                                                                    =====        =====         =====        =====         =====
 Fully diluted earnings (loss) per common share:
   Income before cumulative effects
    of changes in accounting principles
    and extraordinary loss                                          $ .91        $1.77         $1.21        $1.94         $2.66
   Cumulative effects of changes in
    accounting principles                                             -            -             -           2.10           -
   Extraordinary loss                                                (.11)         -             -            -             -
                                                                    -----        -----         -----        -----         -----
        Net income                                                  $ .80        $1.77         $1.21        $4.04         $2.66
                                                                    =====        =====         =====        =====         =====


                                                                                    AT DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                                    1996         1995          1994         1993          1992
                                                                    ----         ----          ----         ----          ----
                                                                         (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
 Cash and investments                                          $3,176,927   $3,146,639    $2,764,890   $2,989,384    $3,371,624
 Total assets                                                   5,193,936    5,107,874     4,674,046    4,689,272     4,330,580
 Debt, including current maturities                               525,719      520,862       425,848      401,335       225,588
 Customer banking deposits                                        209,261      203,061       179,888      173,365       186,339
 Common shareholders' equity                                    1,118,107    1,111,491       881,815      907,856       618,161
 Book value per common share                                       $18.51       $18.47        $15.72       $16.27        $11.06

                                                                                YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                                    1996         1995          1994         1993          1992
                                                                    ----         ----          ----         ----          ----
SELECTED INFORMATION ON PROPERTY AND CASUALTY
 INSURANCE OPERATIONS (Unaudited): (a)(c)
   GAAP Combined Ratio                                             105.0%       103.5%         99.1%        96.9%        101.7%
   SAP Combined Ratio                                              101.5%       101.2%         98.8%        93.7%        102.8%
   Industry SAP Combined Ratio (d)                                    N/A       106.4%        108.4%       106.9%        115.7%
   Premium to Surplus Ratio (e)                                      1.6x         1.8x          1.9x         1.6x          2.0x

--------------------------------
Footnotes on following page.




(a)     Data includes acquired companies from date of acquisition.

(b)     Includes interest on customer banking deposits.

(c)     Certain accident and health insurance business, which is included in the statutory results of operations of the property and casualty insurance segment and is reflected in the SAP Combined Ratio, is reported in the life insurance segment for financial reporting purposes and therefore is not included in the GAAP Combined Ratios reflected herein.
        The Combined Ratio does not reflect the effect of investment income.  For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratios and the SAP Combined Ratios.  Additionally in 1996, the difference relates to the accounting for certain expenses which are treated differently under SAP and GAAP.  For 1993, the difference reflects the different treatment of certain costs for GAAP and SAP purposes.  For 1992, the results of certain accident and health insurance business had a non-recurring income item which reduced the SAP Combined Ratio.  In addition, in 1992 certain income credits were recognized only for GAAP purposes.

(d)     Source:  Best's Aggregates & Averages, Property/Casualty, 1996 Edition.  Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

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


     LIQUIDITY AND CAPITAL RESOURCES


     Parent Company Liquidity

     Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its several direct subsidiaries. The Parent continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, bank borrowings, public financings, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and corporate overhead expenses.

     The Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made on an unsecured basis from banks through various credit agreement facilities and term loans, and through public financings. During the year ended December 31, 1996, the Company did not use its $150,000,000 bank credit agreement facilities, except for minor amounts borrowed to meet daily cash requirements. At December 31, 1996, there were no amounts outstanding under such bank credit agreement facilities. The Company's bank borrowings bear interest based on the prime rate or LIBOR.

     In February 1997, the Company replaced these credit facilities and its $50,000,000 of outstanding bank term loans with a new contractual bank credit facility of $200,000,000. The new facility bears interest based on the prime rate or LIBOR and matures in February 2002.

     In October 1996, the Company sold $135,000,000 principal amount of its newly authorized 7-7/8% Senior Subordinated Notes due 2006 in an underwritten public offering at 99.487% of the principal amount. As of December 31, 1996, $114,000,000 of the net proceeds were used to purchase $102,656,000 aggregate principal amount of the Company's 10-3/8% Senior Subordinated Notes due 2002 (the "10-3/8% Notes"), plus accrued interest, through a tender offer and in open market purchases.
     In the fourth quarter of 1996, the Company reported an extraordinary loss on early extinguishment of these 10-3/8% Notes of $6,838,000, net of income tax benefit of $3,682,000. The Company intends to retire the 10-3/8% Notes that remain outstanding either through open market purchases or through early redemption of the 10-3/8% Notes in June
     1997. The refinancing of the 10-3/8% Notes will result in annual expense savings of approximately $2,600,000.

     At December 31, 1996, a maximum of approximately $33,962,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 1996 or borrowed to date in 1997. There are no restrictions on distributions from the non-regulated subsidiaries; the Parent and its non-regulated subsidiaries had aggregate cash and temporary investments of approximately $194,500,000 at December 31, 1996. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent and certain subsidiaries, together with current interest deductions and corporate expenses, the amount paid by the Parent for income taxes is substantially less than tax sharing payments received from its subsidiaries. In addition, the Parent receives payments from the regulated and non-regulated entities for services provided by the Parent. Payments from regulated subsidiaries for dividends, tax sharing payments and other services totaled approximately $104,400,000 for the year ended December 31, 1996.

     On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5-1/4% Convertible Subordinated Debentures due 2003, at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest. The funds to be used for this redemption are expected to be provided from general corporate funds available to the Parent.

     Based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. Since 1993, the Company's senior debt obligations have been rated as investment grade by Moody's, S&P and Duff & Phelps Inc. Ratings issued by bond rating agencies are subject to change at any time.

     Consolidated Liquidity

     During each of the three years in the period ended December 31, 1996, the Company operated profitably and net cash was provided from operations.

     The Company has entered into interest rate agreements to manage the impact of changes in interest rates on its variable rate debt and customer banking deposits. Counterparties to these agreements are major financial institutions, which the Company believes are able to fulfill their obligations; however, if they are not, the Company believes that any losses are unlikely to be material.

     In April 1996, the Company formed PIB with PepsiCo, Inc to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company and PepsiCo have committed to make capital contributions to PIB of $79,500,000 and $26,500,000, respectively. As of December 31, 1996, the Company contributed $51,000,000; the balance was funded in January 1997. In February 1997, the Company, PepsiCo and PIB signed a term sheet with third party lenders to provide $90,000,000 of additional financing to PIB. Actual funding will require satisfactory negotiation and execution of definitive loan agreements, as well as, among other things, a license from the Russian Central Bank. Pending satisfaction of such requirements, bridge financing to PIB to cover operating costs and capital expenditures will be necessary. The Company estimates that its share of the bridge financing should not exceed $30,000,000.

     The Company has a 75% economic interest in PIB and PepsiCo owns the remaining 25%. Under the terms of the joint venture agreement, the Company and PepsiCo have equal voting rights over all significant aspects of PIB's operations. Accordingly, since the Company does not control PIB despite its larger economic interest, the Company accounts for its share of PIB's operating results under the equity method of accounting. The Company's equity in losses of PIB was $17,104,000 for the year ended December 31, 1996, resulting from significant start-up costs of this operation. The Company anticipates that PIB will continue to experience operating losses during the period that PIB is building production and distribution capacity and market share.

     In July 1996, the Company committed to invest up to $25,000,000 for a 57.5% equity interest in an 809,000 square foot office building and garage and a minority interest in a Marriott hotel. This real estate project in Brooklyn, New York is currently under construction. The Company's equity investment is expected to be contributed toward the end of the anticipated two year construction period. The Empire Group will be a major tenant in the project, and as such will receive certain benefits, primarily from the City of New York, with a present value of approximately $36,000,000.

     The Company's investments in Russia and Argentina are subject to foreign exchange and other risks. Investing in the emerging markets of Russia is subject to political risk and uncertainty concerning the government's ability to succeed in its program to convert to a market economy, both of which are beyond the Company's control. The Company's investments in Argentina and Russia are subject to foreign currency exchange risks, the volatility of the banking systems and securities markets in these countries, the overall health of their respective economies and the usual competitive factors experienced by companies.

     The funds for the investments described above were or are expected to be provided from general corporate funds available to the Parent company.

     In January 1997, the Company sold $150,000,000 aggregate liquidation amount of 8.65% trust issued preferred securities of its subsidiary, Leucadia Capital Trust I, (the "Trust"). These Company-obligated mandatorily redeemable preferred securities have an effective maturity date of January 15, 2027 and represent undivided beneficial interests in the Trust's assets, which consist solely of 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 of the Company. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by the Company.

     The investment portfolios of the Company's insurance subsidiaries are principally fixed maturity investments rated "investment grade" or U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The investment strategy of the insurance subsidiaries has been to maintain a high quality portfolio of publicly traded, fixed income securities with a relatively short duration. Principally as a result of increases in market interest rates during 1996, the unrealized gain on investments at the end of 1995 of approximately $30,086,000 (net of taxes) decreased to approximately $1,759,000 (net of taxes) as of December 31, 1996. While this has resulted in a decrease in shareholders' equity, it had no effect on results of operations or cash flows.

     The Company provides collateralized automobile loans to individuals with poor credit histories. In 1996, the Company continued to experience increased competition resulting in reduced volume and increased loan losses. During 1996, the Company tightened its underwriting standards in an effort to improve its loan loss experience and increased the reserve maintained on this portfolio. The Company's investment in these loans was $96,338,000, $134,668,000 and $129,512,000 at December 31, 1996, 1995 and 1994, respectively.

     The Company and certain of its subsidiaries have substantial loss carryforwards and other tax attributes. The amount and availability of tax loss carryforwards are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of these carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating at least five percent of the Common Shares and the ability of persons or entities now owning at least five percent of the Common Shares from acquiring additional Common Shares. The Company has recognized as an asset (net of reserves) certain of the benefits of such loss carryforwards and other tax attributes. As described in the Notes to the Consolidated Financial Statements, significant additional amounts may be available under certain circumstances.


     RESULTS OF OPERATIONS


     The Company's most significant operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life and health insurance to its niche markets. For the year ended December 31, 1996, the Company's insurance segments contributed 83% of total revenues and, at December 31, 1996, constituted 77% of total assets.

     Earned premium revenues of the Colonial Penn P&C Group were approximately $497,100,000, $490,500,000 and $447,200,000, for the
     years ended December 31, 1996, 1995 and 1994, respectively. Earned premiums from voluntary automobile policies were 10.2% higher in 1996 and voluntary automobile policies in force increased 6.6% from December 31, 1995. Since the first quarter of 1995, the Colonial Penn P&C Group has been successful in growing its voluntary automobile business, principally through direct mail and referral marketing techniques. The increase in earned premium revenues was partially offset by reduced service business and the depopulation of state assigned risk automobile pools. The growth in earned premiums in 1995, as compared to 1994, principally resulted from service business and a modest increase in earned premiums related to voluntary automobile polices.

     Earned premium revenues and commissions of the property and casualty insurance operations of the Empire Group were $326,400,000, $326,100,000 and $299,200,000 for the years ended December 31, 1996,
     1995 and 1994, respectively. Beginning in the fourth quarter of 1995, higher premium rates were charged on certain lines of business, including in 1996 amounts related to increased minimum automobile liability coverage required by New York State. Such rate increases were largely offset by a decrease in the number of policies in force. This decrease primarily resulted from the depopulation of the assigned risk pools and reduced volume in other lines of business that have not been profitable, primarily certain specialty programs within voluntary commercial automobile lines. In addition, the Empire Group has experienced increased competition, primarily in workers' compensation and commercial package policies, which has reduced volume. The increase in 1995 as compared to 1994 principally was attributable to growth in policies in force and increased premium rates. The majority of the growth in 1995 resulted from service business.

     The Company's property and casualty insurance operations combined ratios as determined under GAAP and SAP were as follows:

                                           Year Ended December 31,
                                           ----------------------

                                             1996    1995    1994
                                             ----    ----    ----
                  Colonial Penn P&C
                  Group:
                        GAAP                 98.6%   97.0%   96.1%
                        SAP                  97.4%   97.3%   97.1%

                  Empire Group:
                        GAAP                114.7%  113.0%  103.5%
                        SAP                 107.9%  107.4%  101.3%

                  Property and Casualty
                  Insurance Group:
                        GAAP                105.0%  103.5%   99.1%
                        SAP                 101.5%  101.2%   98.8%

     The provision for insurance losses and policy benefits includes catastrophe losses, net of reinsurance recoveries, estimated at approximately $5,000,000, $4,600,000 and $18,300,000, for the years ended December 31, 1996, 1995 and 1994, respectively. The 1994 losses include approximately $11,700,000 related to the Northridge, California earthquake.

     In 1996, the combined ratios of the Colonial Penn P&C Group increased due to increased levels of new voluntary automobile business for which higher loss reserves are provided than on renewal business and a retroactive adjustment to its New Jersey automobile pool involuntary assignment, offset in part by a favorable settlement of a special risk claim. The costs incurred to acquire new business combined with the related loss reserving policies depress operating results while the business grows. The Colonial Penn P&C Group believes that its strong underwriting procedures, emphasis on mature adult insureds and claims handling and settlement practices have enabled it to record combined ratios that compare favorably with the industry. The combined ratios for the Colonial Penn P&C Group increased slightly in 1995 as compared to 1994. The 1995 combined ratios reflected higher losses related to service business that were partially offset by increased service fee income. In addition, the combined ratios in 1995 were favorably affected by reduced catastrophe losses as compared to 1994.

     The combined ratios of the Empire Group increased in 1996 due to unusually high assessments from the New York State workers' compensation fund, severance benefits for certain employees, a reduction in the estimate of fees earned as a servicing carrier for the New York Public Automobile Pool and reduced assigned risk business, offset in part by an improved 1996 accident year loss ratio. The Empire Group believes that the improvement in the 1996 accident year loss ratio results from its efforts to increase the profitability of its product lines, primarily through rate increases and improved underwriting procedures. Included in the Empire Group's results for 1996 and 1995 were approximately $28,000,000 and $34,500,000, respectively, for reserve strengthening related to losses from prior accident years. In 1996, the reserve strengthening primarily related to voluntary commercial automobile and commercial package lines of business, while in 1995 the reserve strengthening primarily related to automobile and workers' compensation lines of business. In 1995, the Empire Group's combined ratios increased as compared to 1994 primarily due to the reserve strengthening. The Empire Group will continue to analyze the adequacy of its loss reserves on a quarterly basis.

     Premium revenue receipts on IOP products of the life insurance subsidiaries (which are not reflected as revenues) were $52,272,000 in 1996, $50,202,000 in 1995 and $108,080,000 in 1994. The principal IOP product sold during the three years ended December 31, 1996 was a VA product marketed directly to consumers. The Company believes the decline in premium revenue receipts of the VA product in 1995 was due to a combination of factors, including the public's perception of potential tax law changes, increased competition and the performance of the fund manager.

     Earned premium revenues of the life and health insurance operations were $178,900,000 for 1996, $165,800,000 for 1995 and $172,400,000 for
     1994. Included in these amounts were earned premium revenues for the Company's Graded Benefit Life product of $121,000,000, $117,700,000 and $113,700,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The growth related to the Graded Benefit Life product reflects the Company's increased marketing efforts with respect to this product, which have been conducted at acquisition cost levels that result in adequate profitability.

     In addition to the growth in the Graded Benefit Life product, the increase in this segment's earned premium revenues in 1996 was primarily due to the acquisition of Providential in April 1996 which generated $16,500,000 of earned premium revenues for agent-sold Medicare supplement products. The Company had stopped marketing its own agent-sold Medicare supplement products in 1992 due to inadequate profitability. Providential markets its agent-sold Medicare supplement products primarily in communities where health maintenance organizations are less prevalent, which the Company believes results in adequate profitability. The decline in earned premium revenues in the prior years reflected the run-off of this product line prior to the acquisition of Providential.

     Insurance losses, policy benefits and amortization of deferred acquisition costs of the life and health insurance operations were $150,500,000, $133,200,000 and $138,300,000 for the years ended
     December 31, 1996, 1995 and 1994, respectively. The increase in 1996 was primarily due to increased earned premium revenues and a $3,500,000 gain in 1995 from the termination of a reinsurance agreement. The decrease in 1995 reflected the run-off of the agent-sold Medicare supplement business, which had less favorable loss experience in 1995, reduced IOP insurance in force and the $3,500,000 reinsurance gain. The decrease in 1995 was partially offset by the growth of the Graded Benefit Life product.

     Manufacturing revenues declined during each of the last two years due to the sale of certain divisions and the discontinuance of certain non-performing product lines. The Company recorded charges of $3,700,000 in 1996 and $7,300,000 in 1995 for losses on sales and shutdown expenses, which are primarily reflected in the caption "Selling, general and other expenses." The pre-tax results for this segment improved in 1996, primarily due to manufacturing and operating efficiencies at the bathroom vanities and plastics divisions and the disposal of non-performing businesses.

     Finance revenues and operating profits reflect the reduced level of consumer instalment loans and the increase in automobile loan losses, as discussed above. In addition, in 1996, the decline in operating profit was also caused by increased interest expense on customer banking deposits. In 1995, the increase in finance revenues from consumer instalment loans as compared to 1994 was offset in part by increased interest expense on customer banking deposits and greater losses on automobile loans.

     Investment and other income decreased in 1996 and increased in 1995 primarily due to the gain on the return of the WMAC Companies. In 1995, control of the WMAC Companies was returned to the Company and such subsidiaries were consolidated, resulting in a gain of $41,030,000, representing the difference between the carrying amount of the Company's investment prior to consolidation and the net assets of such subsidiaries. Interest and dividend income increased in 1995, reflecting higher investment yields and increased funds available for investment. Investment and other income also reflected increased fee income in 1995 related to service business. Investment and other income in 1994 included $8,458,000 related to the disposition of El Salvador government bonds and $14,490,000 related to the sale of the Company's remaining shares in Bolivian Power Company.

     Equity in losses of associated companies increased in 1996 primarily due to start-up losses from the Company's equity investment in PIB of $17,104,000, losses from its interest in MK Gold of $6,478,000 and a $7,041,000 write-off of the Company's investment in an unsuccessful well drilled by its Siberian oil exploration joint venture.

     Higher interest expense in each of 1996 and 1995 compared to the prior year principally reflected the increased level of outstanding debt. Interest expense also reflected the increased level of deposits at AIB and AIF and an increase in rates related to those deposits.
     Generally, interest rates on deposits are lower than on other available funds. Interest expense on deposits was $12,575,000 in 1996, $12,034,000 in 1995 and $8,304,000 in 1994.

     The increase in 1995 as compared to 1994 in selling, general and other expenses principally reflected the losses recorded by the manufacturing segment as described above, operating expenses of real estate properties acquired during 1994, expenses relating to certain investing activities, including expenses related to exploring opportunities in Russia, and increased provisions for bad debts at the banking and lending segment. In 1995 and 1994, statistical studies and estimates of service costs indicated that the recorded liability for unredeemed trading stamps was in excess of the amount that ultimately would be required to redeem trading stamps outstanding. As a result, selling, general and other expenses applicable to the trading stamp operations included credits of $9,400,000 and $11,700,000 for the years ended December 31, 1995 and 1994, respectively, reflecting adjustments made to the liability for unredeemed trading stamps. The Company's most recent analysis of the liability for unredeemed trading stamps had not identified any remaining excess as of December 31, 1996.

     The 1996 provision for income taxes was below the expected normal corporate tax rate primarily due to the favorable resolution of certain contingencies. The provision for income taxes for 1995 was below the expected normal corporate income tax rate principally due to the gain related to the return of the WMAC Companies, which was not taxable, and the favorable resolution of certain contingencies. The provision for income taxes for 1994 was below the expected normal corporate income tax rate principally because of a reduction in the valuation allowance applicable to the deferred tax asset due to the resolution of certain contingencies.

     The number of shares used to calculate primary earnings per share was 60,560,000, 59,271,000 and 58,202,000 for 1996, 1995 and 1994,
     respectively. The number of shares used to calculate fully diluted earnings per share was 60,560,000, 62,807,000 and 61,715,000 for 1996,
     1995 and 1994, respectively. The increase in the number of shares utilized in calculating per share amounts principally related to the sale of common shares in an underwritten public offering in September 1995. In addition, for fully diluted per share amounts, the 5-1/4% Convertible Subordinated Debentures due 2003 were not assumed to have been converted in 1996 since the effect of such assumed conversion would have been to increase earnings per share.

     Item 8.  Financial Statements and Supplementary Data.
     -------  --------------------------------------------

           Financial Statements and supplementary data required by this
     Item 8 are set forth at the pages indicated in Item 14(a) below.

     Item 9.  Disagreements on Accounting and Financial Disclosure.
     -------  -----------------------------------------------------

           Not applicable.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant.
     --------  --------------------------------------------------

           The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1997 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

                                     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     -------   ----------------------------------------------------------------

          (a)(1)(2) Financial Statements and Schedules.
                    ----------------------------------
                    Report of Independent Accountants  . . . . .   F-1
                    Financial Statements:
                    Consolidated Balance Sheets at
                      December 31, 1996 and 1995 . . . . . . . .   F-2
                    Consolidated Statements of Income
                      for the years ended December 31,
                      1996, 1995 and 1994  . . . . . . . . . . .   F-3
                    Consolidated Statements of Cash
                      Flows for the years ended
                      December 31, 1996, 1995 and 1994 . . . . .   F-4
                    Consolidated Statements of Changes
                      in Shareholders' Equity for the
                      years ended December 31, 1996, 1995
                      and 1994 . . . . . . . . . . . . . . . . .   F-6
                    Notes to Consolidated Financial
                      Statements . . . . . . . . . . . . . . . .   F-7

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

                      Agreement between the Company and Lawrence S. Hershfield, dated as of May 4, 1995 (filed as Exhibit 10.22(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K")).

                      Escrow and Security Agreement by and among the Company, Lawrence S. Hershfield and Weil, Gotshal & Manges, as escrow agent, dated as of May 4, 1995 (filed as Exhibit 10.22(b) to the 1995 10-K).


          (b)           Reports on Form 8-K.
                        -------------------
                        Not applicable.

          (c)           Exhibits.
                        --------

               3.1      Restated Certificate of Incorporation (filed as
                        Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993).*

               3.2 Amended and Restated By-laws as amended through December 4, 1996.

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

               10.2 1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).*

               10.3(a) Restated Articles and Agreement of General Partnership, effective as of February 1, 1982, of The Jordan Company (filed as Exhibit 10.3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986).*

               10.3(b) Amendments dated as of December 31, 1989 and December 1, 1990 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.2(b) to the 1991 10-K).*

               10.3(c) Amendment dated as of December 17, 1992 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.3(c) to the 1992 10-K).*

               10.3(d) Fourth Restatement, dated as of December 31, 1996, of the Articles and Agreement of General
                        Partnership of The Jordan Company.

               10.3(e) Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

               10.4 Agreement made as of March 12, 1984 by and between Leucadia, Inc. and Ian M. Cumming (filed as Exhibit
                        10.14 to the 1983 10-K).*

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

     ___________________

     * Incorporated by reference.

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

     ___________________

     * Incorporated by reference.

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

               10.21 Deferred Compensation Agreement between the Company and Lawrence S. Hershfield, dated March 29, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1995).*

               10.22(a) Agreement between the Company and Lawrence S.
                        Hershfield, dated as of May 4, 1995 (filed as
                        Exhibit 10.22(a) to the 1995 10-K).*

               10.22(b) Escrow and Security Agreement by and among the
                        Company, Lawrence S. Hershfield and Weil, Gotshal & Manges, as escrow agent, dated as of May 4, 1995 (filed as Exhibit 10.22(b) to the 1995 10-K).*

               10.23 Revolving Credit Agreement dated as of February 28, 1997 between the Company, The First National Bank of Boston, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Bank of America National Trust and Savings Association, as Documentation Agent and the Banks signatory thereto.

               21       Subsidiaries of the registrant.




     ___________________

     * Incorporated by reference.

               23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form
                        S-8 and S-3 (File No. 33-26434), Form S-8 and S-3
                        (File No. 33-30277), Form S-8 (File No. 33-61682)
                        and Form S-8 (File No. 33-61718).

               27       Financial Data Schedule.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEUCADIA NATIONAL CORPORATION


     March 26, 1997                By:  /s/ Barbara L. Lowenthal
                                      -------------------------------------
                                        Barbara L. Lowenthal
                                        Vice President and Comptroller

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

          Signature                          Title
          ---------                          -----

     /s/ Ian M. Cumming                 Chairman of the Board
     ------------------------------      (Principal Executive Officer)
     Ian M. Cumming


     /s/ Joseph S. Steinberg            President and Director
     ------------------------------      (Principal Executive Officer)
     Joseph S. Steinberg


     /s/ Joseph A. Orlando              Vice President and Chief Financial
     ------------------------------      Officer
     Joseph A. Orlando                   (Principal Financial Officer)


     /s/ Barbara L. Lowenthal           Vice President and Comptroller
     ------------------------------      (Principal Accounting Officer)
     Barbara L. Lowenthal


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEUCADIA NATIONAL CORPORATION and SUBSIDIARIES as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                               COOPERS & LYBRAND L.L.P.



New York, New York
March 21, 1997

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
(Dollars in thousands, except par value)

                                                                 1996            1995
                                                                 ----            ----
ASSETS
------
Investments:
 Available for sale (aggregate cost of $2,561,221
  and $2,618,363)                                            $2,562,408      $2,664,471
 Trading securities (aggregate cost of $58,732
  and $52,153)                                                   58,644          55,702
 Held to maturity (aggregate fair value of $72,715
  and $65,416)                                                   72,745          64,546
 Policyholder loans                                              18,329          17,768
 Other investments, including accrued interest income            77,994          77,994
                                                             ----------      ----------
    Total investments                                         2,790,120       2,880,481

Cash and cash equivalents                                       386,807         266,158
Reinsurance receivables, net                                    267,540         261,267
Trade, notes and other receivables, net                         459,949         497,753
Prepaids and other assets                                       223,573         238,306
Property, equipment and leasehold improvements, net              99,919         111,374
Deferred policy acquisition costs                               105,667          92,144
Deferred income taxes                                           107,903         103,466
Separate and variable accounts                                  546,074         472,837
Investments in associated companies                             206,384         184,088
                                                             ----------      ----------
      Total                                                  $5,193,936      $5,107,874
                                                             ==========      ==========

LIABILITIES
-----------
Customer banking deposits                                    $  209,261      $  203,061
Trade payables and expense accruals                             230,663         209,362
Other liabilities                                               129,909         134,772
Income taxes payable                                             44,302          39,596
Policy reserves                                               1,940,645       1,971,080
Unearned premiums                                               440,943         434,773
Separate and variable accounts                                  545,019         472,837
Debt, including current maturities                              525,719         520,862
                                                             ----------      ----------
      Total liabilities                                       4,066,461       3,986,343
                                                             ----------      ----------
Minority interest                                                 9,368          10,040
                                                             ----------      ----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 60,417,579
 and 60,163,824 shares issued and outstanding,
 after deducting 54,353,691 and
 54,319,654 shares held in treasury                              60,418          60,164
Additional paid-in capital                                      161,026         159,914
Net unrealized gain on investments                                1,759          30,086
Retained earnings                                               894,904         861,327
                                                             ----------      ----------
      Total shareholders' equity                              1,118,107       1,111,491
                                                             ----------      ----------
      Total                                                  $5,193,936      $5,107,874
                                                             ==========      ==========



               The accompanying notes are an integral part of these
                       consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1996, 1995 and 1994

                                                     1996         1995          1994
                                                     ----         ----          ----
                                                 (In thousands, except per share amounts)
Revenues:
  Insurance revenues and commissions             $1,002,442   $  982,388    $  918,886
  Manufacturing                                     148,284      166,237       180,050
  Finance                                            49,150       53,958        45,835
  Investment and other income                       300,883      338,317       256,794
  Equity in losses of associated companies          (33,631)      (2,613)       (5,176)
  Net securities gains (losses)                      39,429       20,027       (12,004)
                                                 ----------   ----------    ----------
                                                  1,506,557    1,558,314     1,384,385
                                                 ----------   ----------    ----------
Expenses:
  Provision for insurance losses and policy
   benefits                                         862,620      842,126       737,630
  Amortization of deferred policy acquisition
   costs                                             99,381      100,677        81,380
  Manufacturing cost of goods sold                  107,667      129,279       137,507
  Interest                                           53,996       52,871        44,003
  Salaries                                           89,430       90,334        87,650
  Selling, general and other expenses               214,951      210,845       195,897
                                                 ----------   ----------    ----------
                                                  1,428,045    1,426,132     1,284,067
                                                 ----------   ----------    ----------
  Income before income taxes and extraordinary
   loss                                              78,512      132,182       100,318
                                                 ----------   ----------    ----------
Income taxes:
  Current                                             8,870        2,366         9,085
  Deferred                                           14,127       22,313        20,397
                                                 ----------   ----------    ----------
                                                     22,997       24,679        29,482
                                                 ----------   ----------    ----------

  Income before extraordinary loss                   55,515      107,503        70,836
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $3,682       (6,838)       -              -
                                                 ----------   ----------    ----------
      Net income                                 $   48,677   $  107,503    $   70,836
                                                 ==========   ==========    ==========

Earnings (loss) per common and dilutive common
 equivalent share:
  Income before extraordinary loss                    $ .91        $1.81         $1.22
  Extraordinary loss                                   (.11)         -             -
                                                      -----        -----         -----
      Net income                                      $ .80        $1.81         $1.22
                                                      =====        =====         =====

Fully diluted earnings (loss) per common share:
  Income before extraordinary loss                    $ .91        $1.77         $1.21
  Extraordinary loss                                   (.11)         -             -
                                                      -----        -----         -----
      Net income                                      $ .80        $1.77         $1.21
                                                      =====        =====         =====





               The accompanying notes are an integral part of these
                       consolidated financial statements.



LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994

                                                             1996       1995        1994
                                                             ----       ----        ----
                                                                (Thousands of dollars)
Net cash flows from operating activities:
-----------------------------------------
Net income                                               $  48,677  $  107,503  $   70,836
Adjustments to reconcile net income to net
 cash provided by operations:
 Extraordinary loss, net of income tax benefit               6,838        -           -
 Provision for deferred income taxes                        14,127      22,313      20,397
 Depreciation and amortization of property,
  equipment and leasehold improvements                      17,978      17,927      17,075
 Other amortization                                        108,502     102,194      88,485
 Provision for doubtful accounts                            17,424      17,849      10,579
 Net securities (gains) losses                             (39,429)    (20,027)     12,004
 Equity in losses of associated companies                   33,631       2,613       5,176
 (Gain) loss on disposal of real estate, property
   and equipment                                            (7,500)      3,418        (459)
 (Gains) related to foreign power companies                   -           -        (22,948)
 (Gain) related to the return of the WMAC Companies           -        (41,030)       -
 Purchases of investments classified as trading           (304,939)   (177,281)   (132,752)
 Proceeds from sales of investments classified
  as trading                                               307,327     182,894     119,042
 Deferred policy acquisition costs incurred and deferred  (104,891)   (118,285)   (100,506)
 Net change in:
   Reinsurance receivables                                  (5,285)     48,446     154,788
   Trade, notes and other receivables                      (10,690)    (26,548)    (23,661)
   Prepaids and other assets                               (63,873)    (18,101)    (23,488)
   Trade payables and expense accruals                      26,991       4,682      35,973
   Other liabilities                                        (5,057)    (18,206)    (22,285)
   Income taxes payable                                      4,800         105      (1,844)
   Policy reserves                                         (34,691)     21,152    (123,376)
   Unearned premiums                                         3,431      21,227      33,286
 Other                                                       1,044       4,452       3,214
                                                         ---------  ----------  ----------
   Net cash provided by operating activities                14,415     137,297     119,536
                                                         ---------  ----------  ----------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of real estate, property, equipment
 and leasehold improvements                                (25,468)    (54,696)   (122,122)
Proceeds from disposals of real estate, property
 and equipment                                              46,064      22,533       7,741
Investment in Providential Life in 1996,
 MK Gold in 1995 and Caja in 1994                          (11,196)    (22,593)    (45,711)
Advances on loan receivables                              (113,787)   (154,329)   (182,289)
Principal collections on loan receivables                  128,756     123,266     118,484
Purchases of investments (other than short-term)        (2,252,680) (1,893,387) (1,251,643)
Proceeds from maturities of investments                    610,095     636,076     425,582
Proceeds from sales of investments                       1,742,547   1,091,573     888,474
                                                        ----------  ----------  ----------
   Net cash provided by (used for)
    investing activities                                   124,331    (251,557)   (161,484)
                                                        ----------  ----------  ----------
                                                                              (continued)



              The accompanying notes are an integral part of these
                       consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 1996, 1995 and 1994

                                                            1996        1995        1994
                                                            ----        ----        ----
                                                                (Thousands of dollars)

Net cash flows from financing activities:
-----------------------------------------
Net change in short-term borrowings                    $      207   $      (80) $     (582)
Net change in customer banking deposits                     6,199       22,785       6,346
Net change in policyholder account balances                (7,193)     (14,802)    (17,302)
Issuance of long-term debt, net of issuance
 costs                                                    141,581      101,390      50,000
Reduction of long-term debt                              (142,954)      (9,475)    (27,940)
Sale of common shares and exercise of warrants,
 net of expenses                                             -          43,857        -
Purchase of common shares for treasury                       (837)        (727)       (472)
Dividends paid                                            (15,100)     (15,025)     (7,021)
                                                       ----------   ----------  ----------
   Net cash provided by (used for)
    financing activities                                  (18,097)     127,923       3,029
                                                       ----------   ----------  ----------
   Net increase (decrease) in cash and
    cash equivalents                                      120,649       13,663     (38,919)
Cash and cash equivalents at January 1,                   266,158      252,495     291,414
                                                       ----------   ----------  ----------
Cash and cash equivalents at December 31,              $  386,807   $  266,158  $  252,495
                                                       ==========   ==========  ==========


Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the year for:
 Interest                                                 $54,251      $52,919     $43,137
 Income tax payments, net of refunds                      $ 4,077      $ 2,267     $10,731



              The accompanying notes are an integral part of these
                       consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1996, 1995 and 1994



                                                             Net
                                       Common             Unrealized
                                       Shares  Additional Gain (Loss)
                                       $1 Par   Paid-in       On       Retained
                                        Value   Capital   Investments  Earnings   Total
                                        -----   -------   -----------  --------   -----
                                                    (Thousands of dollars)
Balance, January 1, 1994              $55,794   $ 97,116  $ 49,912    $705,034 $  907,856

 Exercise of options to
  purchase common shares                  330      1,507                            1,837
 Purchase of stock for treasury           (24)      (448)                            (472)
 Net change in unrealized gain
  (loss) on investments                                    (91,221)               (91,221)
 Dividend ($.125 per common share)                                      (7,021)    (7,021)
 Net income                                                             70,836     70,836
                                      -------   --------  --------    -------- ----------
Balance, December 31, 1994             56,100     98,175   (41,309)    768,849    881,815

 Exercise of options to
  purchase common shares                  415      2,201                            2,616
 Purchase of stock for treasury           (29)      (698)                            (727)
 Exercise of warrants to purchase
  common shares (net of expenses)
  and related income tax benefit        3,200     47,845                           51,045
 Issuance of common shares, net
  of underwriting discounts               478     12,391                           12,869
 Net change in unrealized gain
  (loss) on investments                                     71,395                 71,395
 Dividend ($.25 per common share)                                      (15,025)   (15,025)
 Net income                                                            107,503    107,503
                                      -------   --------  --------    -------- ----------
Balance, December 31, 1995             60,164    159,914    30,086     861,327  1,111,491

 Exercise of options to
  purchase common shares                  288      1,915                            2,203
 Purchase of stock for treasury           (34)      (803)                            (837)
 Net change in unrealized gain
  (loss) on investments                                    (28,327)               (28,327)
 Dividend ($.25 per common share)                                      (15,100)   (15,100)
 Net income                                                             48,677     48,677
                                      -------   --------  --------    -------- ----------
Balance, December 31, 1996            $60,418   $161,026  $  1,759    $894,904 $1,118,107
                                      =======   ========  ========    ======== ==========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:
    --------------------

The Company is a diversified financial services holding company engaged in personal and commercial lines of property and casualty insurance, life and health insurance, banking and lending and manufacturing, principally in markets throughout the United States. The Company's principal operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life and health insurance products to niche markets. The Company's principal personal lines insurance products are automobile insurance, homeowners insurance, graded benefit life insurance marketed primarily to the age 50-and-over population, variable annuity and Medicare supplement products. The Company's principal commercial lines are property and casualty products provided for workers' compensation, multi-family residential real estate, retail establishments and livery vehicles in the New York metropolitan area.

The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by deposits insured by the Federal Deposit Insurance Corporation. The Company's manufacturing operations primarily manufacture products for the "do-it-yourself" home improvement market and for industrial markets.

2.  Significant Accounting Policies:
    -------------------------------

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

(b) Consolidation Policy: The consolidated financial statements include the
    --------------------
accounts of the Company and all majority-owned and controlled entities. All significant intercompany transactions and balances are eliminated in consolidation. Prior to December 31, 1995, two of the Company's legal subsidiaries (the "WMAC Companies") were not consolidated while under the control of the Wisconsin Insurance Commissioner. Effective as of December 31, 1995, control of the WMAC Companies was returned to the Company and such subsidiaries are included in the consolidated financial statements since such date.

Investments in entities which the Company does not control but has the ability to exercise significant influence are accounted for on the equity method of accounting.

Certain amounts for prior periods have been reclassified to be consistent with the 1996 presentation.

(c) Statements of Cash Flows:  The Company considers short-term investments,
    ------------------------
which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments

    -------------------------------

 of $351,954,000 and $199,725,000 at December 31, 1996 and 1995, respectively.

(d) Investments: At acquisition, marketable debt and equity securities are
    -----------
designated as either i) held to maturity, which are carried at amortized cost,
ii) trading, which are carried at estimated fair value with unrealized gains and losses reflected in results of operations, or iii) available for sale, which are carried at estimated fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Held to maturity investments are made with the intention of holding such securities to maturity, which the Company has the ability to do. Estimated fair values are principally based on quoted market prices.

Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values. The writedowns are included in "Net securities gains (losses)" in the Consolidated Statements of Income. The cost of securities sold is based on average cost.

The Company's investments in Russian equity securities ($43,800,000 and $39,700,000 as of December 31, 1996 and 1995, respectively), none of which is held by the insurance or banking subsidiaries, do not have readily determinable fair values. Given the uncertainties inherent in investing in the emerging markets of Russia, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. These investments are included in "Other investments" in the Consolidated Balance Sheets.

(e) Property, Equipment and Leasehold Improvements: Property, equipment and
    ----------------------------------------------
leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($99,214,000 and $101,568,000 at December 31, 1996 and 1995,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(f) Income Recognition from Insurance Operations:  Premiums on property and
    --------------------------------------------
casualty and health insurance products are recognized as revenues over the term of the policy using the monthly pro rata basis.

Premiums for investment oriented insurance products ("IOP products") are reflected in a manner similar to a deposit; revenues reflect only mortality charges and other amounts assessed against the holder of the insurance policies and annuity contracts. The principal IOP product offered during the three year period ended December 31, 1996 was a variable annuity ("VA") product. Other life premiums are recognized as revenues over the premium paying period.

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

    -------------------------------

(g) Policy Acquisition Costs: Policy acquisition costs principally consist of
    ------------------------
direct response marketing costs, commissions, premium taxes and other underwriting expenses (net of reinsurance allowances). If recoverability of such costs from future premiums and related investment income is not anticipated, the amounts not considered recoverable are charged to operations.

Policy acquisition costs applicable to the property and casualty insurance operations are deferred and amortized ratably over the terms of the related policies. Policy acquisition costs applicable to life insurance products are amortized over the expected premium paying period of the policies.

(h) Reinsurance: In the normal course of business, the Company seeks to reduce
    -----------
the loss that may arise from catastrophes and to limit losses from large exposures by reinsuring certain levels of risk with other insurance enterprises. Catastrophe reinsurance treaties serve to reduce property and casualty insurance risk in geographic areas where the Company is exposed to natural disasters, principally Florida, California and the East Coast. The Company has also entered into reinsurance transactions in connection with dispositions of blocks of businesses. Reinsurance contracts do not necessarily legally relieve the Company from its obligations to policyholders.

Reinsurance recoverables are reported as assets net of provisions for uncollectible amounts. Premiums earned and other underwriting expenses are stated net of reinsurance.

(i) Policy Reserves and Unearned Premiums: Policy reserves and unearned premiums
    -------------------------------------
for life, health and traditional annuity policies are computed on a net level premium method based upon standard and Company developed tables with provision for adverse deviation and estimated withdrawals. Liabilities for unpaid losses and loss adjustment expenses applicable to the property and casualty insurance operations are determined using case basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of ultimate claim costs and loss adjustment expenses. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

(j) Liability for Unredeemed Trading Stamps: The Company's liability for
    ---------------------------------------
unredeemed trading stamps is estimated based upon recent experience, statistical evaluation and estimated costs to service redemptions of unredeemed trading stamps in the future. In prior years, statistical studies and estimates of service costs indicated that the recorded liability for unredeemed trading stamps was in excess of the amount that ultimately will be required to redeem trading stamps outstanding. As a result, selling, general and other expenses applicable to the trading stamp operations include credits of $9,400,000 and $11,700,000 for the years ended December 31, 1995 and 1994, respectively, reflecting the adjustments made to the liability for unredeemed trading stamps. The Company's most recent analysis of the liability for unredeemed trading stamps has not identified any remaining excess as of December 31, 1996.

    -------------------------------

(k) Income Taxes: The Company provides for income taxes using the liability
    ------------
method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset and the provisions for income taxes are not reduced for the benefit from utilization of tax loss carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

(l) Derivative Financial Instruments: The Company enters into interest rate
    --------------------------------
agreements to manage the impact of changes in interest rates on its variable rate debt and customer banking deposits. The difference between the amounts paid and received is accrued and recognized as an adjustment to interest expense. Gains and losses related to interest rate agreements are amortized as yield adjustments over the remaining life of the underlying hedged security. Cash flows related to the agreements are classified as operating activities in the Consolidated Statements of Cash Flows, consistent with the interest payments on the underlying debt. The Company does not have material derivative financial instruments.

(m) Translation of Foreign Currency:  Foreign currency denominated investments
    -------------------------------
which are not subject to hedging agreements and currency rate swap agreements not meeting the accounting requirements for hedges are converted into U.S. dollars at exchange rates in effect at the end of the period. Resulting net exchange gains or losses were not material.

3.  Acquisitions:
    ------------

During 1994, the Company acquired a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") from the government of Argentina for a purchase price of $46,000,000, including costs. Caja is a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and banking in Argentina. The difference between the Company's investment in Caja and its share of Caja's underlying net tangible assets is being amortized over 20 years. At December 31, 1996, the carrying amount of the Company's investment in Caja was $44,333,000.

In June 1995, the Company purchased a 46.4% common stock interest in MK Gold Company ("MK Gold") for an aggregate cash purchase price of $22,500,000. MK Gold is an international gold mining company whose shares are quoted on the Nasdaq National Market System. At December 31, 1996, the carrying amount of the Company's investment in MK Gold was $15,716,000.

In July 1995, pursuant to the chapter 11 reorganization of HomeFed Corporation ("HFC"), the Company acquired 41.2% of HFC's common stock for net cash of approximately $4,200,000. As part of the reorganization plan, the Company provided HFC with a $20,000,000 eight year collateralized loan, which is convertible into additional shares of HFC common stock after three years (subject to certain conditions) and which bears interest at the rate of 12% per annum. HFC is a public company whose subsidiaries develop real property. The Company's investment in HFC was $21,385,000 at December 31, 1996.

    ------------

During 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB"), with PepsiCo, Inc to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company and PepsiCo have committed to make capital contributions to PIB of $79,500,000 and $26,500,000, respectively. As of December 31, 1996, the Company contributed $51,000,000; the balance was funded in January 1997. The Company has a 75% economic interest in PIB and PepsiCo owns the remainder. Under the terms of the joint venture agreement, the Company and PepsiCo have equal voting rights over all significant aspects of PIB's operations. Accordingly, since the Company does not control PIB despite its larger economic interest, the Company accounts for its share of PIB's operating results under the equity method of accounting. At December 31, 1996, the carrying amount of the Company's investment in PIB was $33,896,000.

The Company's investments described above are included in the caption "Investments in associated companies."

4.  Investments in Associated Companies:
    -----------------------------------

The Company has investments in several Associated Companies that have adopted various fiscal year-ends. The Company records its portion of the earnings of such companies based on fiscal periods ended up to three months prior to the end of the Company's reporting period.

The following table provides certain summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in 1996 results of operations. Such results were not material in 1995 and 1994. (Amounts are in thousands.)

Assets                                            $1,004,675
                                                  ----------
Liabilities                                          915,703
                                                  ----------
Minority interest                                      2,929
                                                  ----------
   Net assets                                     $   86,043
                                                  ==========

The Company's portion of the
  reported net assets                             $   48,703
                                                  ==========

Total revenues                                    $  627,658
(Loss) from continuing operations
  before extraordinary items                      $  (90,607)
Net (loss)                                        $  (90,607)
The Company's equity in net (loss)                $  (33,631)

At December 31, 1996, investments in associated companies included common stock equity interests of 5% or more in the following domestic publicly owned non-consolidated companies: Carmike Cinemas, Inc. (6% of Class A shares), HFC (41%) and MK Gold (46%).

5.  Insurance Operations:
    --------------------

Premiums received on IOP products were $52,272,000, $50,202,000 and $108,080,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The changes in deferred policy acquisition costs were as follows (in thousands):

                                            1996         1995        1994
                                            ----         ----        ----

Balance, January 1,                       $ 92,144    $  74,536    $ 55,410
 Acquisition of Providential Life
  Insurance Company                          8,013         -           -
 Policy acquisition costs incurred
  and deferred                             104,891      118,285     100,506
 Amortization of deferred
  acquisition costs                        (99,381)    (100,677)    (81,380)
                                          --------    ---------    --------
Balance, December 31,                     $105,667    $  92,144    $ 74,536
                                          ========    =========    ========

The effect of reinsurance on premiums written and earned for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands):

                   1996                     1995                   1994
                   ----                     ----                   ----

         Premiums      Premiums    Premiums    Premiums    Premiums   Premiums
         Written        Earned     Written      Earned     Written     Earned
         -------        ------     -------      ------     -------     ------

Direct   $1,063,147   $1,058,262  $1,036,120  $1,004,496    $960,463   $923,131
Assumed       3,452        6,047       7,738      22,530      31,804     32,261
Ceded       (62,743)     (61,867)    (49,092)    (44,638)    (39,722)   (36,506)
         ----------   ----------  ----------  ----------    --------   --------

  Net    $1,003,856   $1,002,442  $  994,766  $  982,388    $952,545   $918,886
         ==========   ==========  ==========  ==========    ========   ========

Recoveries recognized on reinsurance contracts were $47,190,000 in 1996, $28,900,000 in 1995 and $44,300,000 in 1994.

Net income and statutory surplus as determined in accordance with statutory accounting principles as reported to the domiciliary state of the Company's insurance subsidiaries are as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                            1996         1995           1994
                                            ----         ----           ----
Net income:
 Property and casualty insurance          $78,275        $69,145       $59,048
 Life insurance                           $45,801        $13,465       $14,142

                                                    At December 31,
                                                    ---------------
                                           1996           1995          1994
                                           ----           ----          ----
Statutory surplus:
 Property and casualty insurance         $561,060       $520,700      $425,128
 Life insurance                          $406,503       $376,223      $335,903

    --------------------

The statutory net income of the life insurance subsidiaries is net of certain management and other fees paid to the Company or other subsidiaries of the Company. Under generally accepted accounting principles, the reported income of the life insurance segment is increased by these fees, since all intercompany transactions are eliminated in consolidation.

Certain insurance subsidiaries are owned by other insurance subsidiaries. In the data above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1996, 1995 and 1994, statutory surplus of $316,300,000, $292,800,000 and $252,800,000, respectively, related to property and casualty operations is also included in the statutory surplus of the life insurance parent, and statutory surplus of $24,500,000, $29,300,000 and $35,900,000, respectively, related to life operations is also included in the statutory surplus of the property and casualty insurance parent. The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval. At December 31, 1996, $27,082,000 could be distributed to the Company without regulatory approval.

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

6.  Investments:
    -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1996 and 1995 are as follows (in thousands):

                                                         Gross          Gross        Estimated
                                         Amortized    Unrealized      Unrealized       Fair
                                            Cost         Gains          Losses         Value
                                            ----         -----          ------         -----
Held to maturity:
1996
----
Bonds and notes:
 United States Government
  agencies and authorities                  $55,714      $  422           $439        $55,697
 States, municipalities
  and political subdivisions                  1,825        -                -           1,825
 Public utilities                               309        -                 3            306
 All other corporates                           639        -                10            629
Other fixed maturities                       14,258        -                -          14,258
                                            -------      ------           ----        -------
                                            $72,745      $  422           $452        $72,715
                                            =======      ======           ====        =======
1995
----
Bonds and notes:
 United States Government
  agencies and authorities                  $49,823      $1,011           $139        $50,695
 States, municipalities
  and political subdivisions                    920           8             -             928
 All other corporates                           310        -                10            300
Other fixed maturities                       13,493        -                -          13,493
                                            -------      ------           ----        -------
                                            $64,546      $1,019           $149        $65,416
                                            =======      ======           ====        =======
Available for sale:
1996
----
Bonds and notes:
 United States Government
  agencies and authorities               $2,164,824     $ 9,626        $21,822     $2,152,628
 States, municipalities
  and political subdivisions                 14,713          72             37         14,748
 Foreign governments                         12,571       6,060             17         18,614
 Public utilities                            49,919         534            515         49,938
 All other corporates                       313,448      10,840          3,713        320,575
                                         ----------     -------        -------     ----------
   Total fixed maturities                 2,555,475      27,132         26,104      2,556,503
                                         ----------     -------        -------     ----------

Equity securities:
 Preferred stocks                             2,293         331              1          2,623
 Common stocks - industrial,
  miscellaneous and all other                 3,453         145            316          3,282
                                         ----------     -------        -------     ----------
   Total equity securities                    5,746         476            317          5,905
                                         ----------     -------        -------     ----------
                                         $2,561,221     $27,608        $26,421     $2,562,408
                                         ==========     =======        =======     ==========



    -----------

                                                        Gross           Gross       Estimated
                                         Amortized    Unrealized      Unrealized      Fair
                                            Cost         Gains          Losses        Value
                                            ----         -----          ------        -----
1995
----
Bonds and notes:
 United States Government
  agencies and authorities               $2,161,873     $24,503         $3,097     $2,183,279
 States, municipalities
  and political subdivisions                  3,367          50             32          3,385
 Foreign governments                         21,435       3,242          1,372         23,305
 Public utilities                            50,158       1,123            501         50,780
 All other corporates                       354,804      14,144          2,192        366,756
                                         ----------     -------         ------     ----------
   Total fixed maturities                 2,591,637      43,062          7,194      2,627,505
                                         ----------     -------         ------     ----------

Equity securities:
 Common stocks:
  Banks, trusts and
   insurance companies                       10,001       3,217              1         13,217
  Industrial, miscellaneous
   and all other                             16,725       7,919            895         23,749
                                         ----------     -------         ------     ----------
   Total equity securities                   26,726      11,136            896         36,966
                                         ----------     -------         ------     ----------
                                         $2,618,363     $54,198         $8,090     $2,664,471
                                         ==========     =======         ======     ==========

The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1996, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Held to Maturity           Available for Sale
                                       ----------------           ------------------
                                                 Estimated                     Estimated
                                    Amortized      Fair          Amortized        Fair
                                      Cost         Value           Cost           Value
                                      ----         -----           ----           -----
                                                       (In thousands)
Due in one year or less              $29,805       $29,923       $  307,309    $  312,306
Due after one year
 through five years                   35,191        35,016        1,339,715     1,332,251
Due after five years
 through ten years                     2,146         2,153          258,598       259,499
Due after ten years                    1,643         1,751          135,731       135,943
                                     -------       -------       ----------    ----------
                                      68,785        68,843        2,041,353     2,039,999

Mortgage-backed securities             3,960         3,872          514,122       516,504
                                     -------       -------       ----------    ----------
                                     $72,745       $72,715       $2,555,475    $2,556,503
                                     =======       =======       ==========    ==========

    -----------

At December 31, 1996 and 1995 securities with book values aggregating $42,397,000 and $45,069,000, respectively, were on deposit with various regulatory authorities.

Certain information with respect to trading securities at December 31, 1996 and 1995 is as follows (in thousands):

                                                    Amortized     Estimated      Carrying
                                                       Cost       Fair Value       Value
                                                       ----       ----------       -----
1996
----
Fixed maturities -
 Corporate bonds and notes                            $33,430       $33,897       $33,897
Equity securities:
 Preferred stocks                                      16,260        16,823        16,823
 Common stocks - industrial,
  miscellaneous and all other                           4,842         5,803         5,803
Options                                                 4,200         2,121         2,121
                                                      -------       -------       -------
  Total trading securities                            $58,732       $58,644       $58,644
                                                      =======       =======       =======

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
                                                      =======       =======       =======


7.  Trade, Notes and Other Receivables, Net:
    ---------------------------------------

A summary of trade, notes and other receivables, net at December 31, 1996 and 1995 is as follows (in thousands):
                                                           1996        1995
                                                           ----        ----

Instalment loan receivables net of unearned
 finance charges of $1,910 and $3,680 (a)                $233,351      $268,470
Loans to small business concerns, including
 accrued interest                                            -            9,921
Premiums receivable                                       193,179       187,425
Trade receivables                                          20,856        22,669
Service fee receivable                                      7,806         5,176
Amount due on sale of securities                            3,919         6,808
Other                                                      20,226        17,786
                                                         --------      --------
                                                          479,337       518,255
Allowance for doubtful accounts (including
 $12,177 and $13,893 applicable to loan
 receivables of banking and lending subsidiaries)         (19,388)      (20,502)
                                                         --------      --------
                                                         $459,949      $497,753
                                                         ========      ========

(a) Contractual maturities of instalment loan receivables at December 31, 1996 were as follows (in thousands): 1997 - $111,891; 1998 - $62,489; 1999 - $34,557;
2000 - $17,233 and 2001 and thereafter - $7,181. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

8.  Prepaids and Other Assets:
    -------------------------

At December 31, 1996 and 1995, a summary of prepaids and other assets is as follows (in thousands):
                                                          1996          1995
                                                          ----          ----

Real estate assets, net                                 $142,089      $147,508
Inventories, net                                          21,281        30,573
Excess of acquisition cost over net
 tangible assets acquired                                    -             173
Balances in risk sharing pools and associations            6,961         9,896
Prepaid reinsurance premium                                9,081         6,528
Unamortized debt expense                                   7,415         7,588
Other                                                     36,746        36,040
                                                        --------      --------
                                                        $223,573      $238,306
                                                        ========      ========

9.  Trade Payables, Expense Accruals and Other Liabilities:
    ------------------------------------------------------

A summary of trade payables, expense accruals and other liabilities at December 31, 1996 and 1995 is as follows (in thousands):

                                                            1996          1995
                                                            ----          ----
Trade Payables and Expense Accruals:
 Payables related to securities                          $ 43,048       $ 43,635
 Amount due on reinsurance                                 16,447         11,798
 Trade and drafts payable                                  45,677         40,003
 Accrued compensation, severance and other
  employee benefits                                        27,758         28,084
 Pension liability                                          5,712          5,735
 Accrued interest payable                                   8,375          8,965
 Taxes, other than income                                  21,608         23,505
 Amounts withheld on account of others                     17,238          2,914
 Provision for servicing carrier claims                    26,986         23,513
 Other                                                     17,814         21,210
                                                         --------       --------
                                                         $230,663       $209,362
                                                         ========       ========
Other Liabilities:
 Unearned service fees                                   $ 41,576       $ 32,333
 Lease obligations                                          1,588          3,815
 Liability for unredeemed trading stamps                   23,735         30,574
 Postretirement and postemployment benefits                26,532         25,560
 Premiums received in advance                               3,588          4,871
 Holdbacks on loans                                         3,806          6,035
 Unclaimed funds and dividends                              3,659          3,622
 Other                                                     25,425         27,962
                                                         --------       --------
                                                         $129,909       $134,772
                                                         ========       ========

10.  Long-term and Other Indebtedness:
     --------------------------------

The principal amount, stated interest rate and maturity of long-term debt outstanding at December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                            1996        1995
                                                            ----        ----
Senior Notes:
 Term loans with banks                                    $ 50,000    $ 50,000
 7 3/4% Senior Notes due 2013, less debt
  discount of $831 and $881                                 99,169      99,119
 Industrial Revenue Bonds (with variable interest)           4,900       5,600
 Other                                                      15,076      14,493
                                                          --------    --------
                                                           169,145     169,212
                                                          --------    --------
Subordinated Notes:
 10 3/8% Senior Subordinated Notes due 2002,
  less debt discount of $92 and $605                        22,252     124,395
 8 1/4% Senior Subordinated Notes due 2005                 100,000     100,000
 7 7/8% Senior Subordinated Notes due 2006,
  less debt discount of $678                               134,322        -
 6% Swiss Franc Bonds due March 10, 1996                      -         27,255
 5 1/4% Convertible Subordinated Debentures due 2003       100,000     100,000
                                                          --------    --------
                                                           356,574     351,650
                                                          --------    --------
                                                          $525,719    $520,862
                                                          ========    ========

     --------------------------------

At December 31, 1996, credit agreements provided for aggregate contractual credit facilities of $150,000,000, bore interest based on the prime rate or LIBOR, plus commitment and other fees, and were due to expire in June 1997. No amounts were borrowed under these facilities as of December 31, 1996 and 1995. The term loans with banks also bore interest based on the prime rate or LIBOR. In February 1997, the Company replaced these credit facilities and the $50,000,000 of outstanding bank term loans with a new contractual bank credit facility of $200,000,000. The new facility bears interest based on the prime rate or LIBOR and expires in February 2002.

The most restrictive of the Company's debt instruments require maintenance of minimum Tangible Net Worth and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on dividends, investments, liens, contingent obligations and certain other matters. Had the new credit facility been in effect as of December 31, 1996, cash dividends of $300,300,000 would be eligible to be paid under the most restrictive covenants.

In October 1996, the Company sold $135,000,000 principal amount of its newly authorized 7 7/8% Senior Subordinated Notes due 2006 in an underwritten public offering at 99.487% of the principal amount. As of December 31, 1996, $114,000,000 of the net proceeds were used to purchase $102,656,000 aggregate principal amount of the 10 3/8% Senior Subordinated Notes due 2002 (the "10 3/8% Notes") plus accrued interest through a tender offer and in open market purchases. The Company intends to retire the 10 3/8% Notes that remain outstanding either through open market purchases or through early redemption in June 1997. In the fourth quarter of 1996, the Company reported an extraordinary loss on early extinguishment of these 10 3/8% Notes of $10,520,000 ($6,838,000 after taxes or $.11 per share).

The 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures") are convertible into Common Shares at $28.75 per Common Share, an aggregate of 3,478,261 Common Shares, subject to anti-dilution provisions. On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5 1/4% Debentures, at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest.

Approximately $9,425,000 of the manufacturing division's net property, equipment and leasehold improvements are pledged as collateral for the Industrial Revenue Bonds; and approximately $26,259,000 of other assets (primarily property) are pledged for other indebtedness aggregating approximately $14,691,000.

Interest rate agreements are used to manage the potential impact of changes in interest rates on term loans with banks, customer banking deposits and credit agreement borrowings. Under interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. At December 31, 1995, the notional amount of the Company's interest rate swaps were $75,000,000. Swaps that expired in 1996 required fixed rate payments of 7.23% on a $50,000,000 notional amount. The remaining $25,000,000, which comprises the notional amount of the Company's interest rate swaps at December 31, 1996, expire in 1999 and require fixed rate payments of 7.33%. The Company would have been required to pay $782,000 at December 31, 1996 and $2,351,000 at December 31, 1995 to retire these agreements. The LIBOR rate at December 31, 1996 was 5.6%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements as well as interest to be paid under the related variable debt obligations.

     --------------------------------

Counterparties to interest rate swap agreements are major financial institutions, which management believes are able to fulfill their obligations. However, any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2001 are as follows (in thousands): 1997 - $2,817; 1998 - $2,438; 1999 - $51,854; 2000 - $1,140; and, 2001 - $1,164.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 5.8% and 6.1% at December 31, 1996 and 1995, respectively.

11.  Common Shares, Stock Options, Warrants and Preferred Shares:
     -----------------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. Pursuant to such authorization, during the three year period ended December 31, 1996, the Company acquired 87,285 Common Shares (34,037 shares in 1996, 29,276 shares in 1995 and 23,972 shares in 1994) at an average price of $23.77 per Common Share.

The Company has a fixed stock option plan which provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of three hundred thousand shares to any individual in a given taxable year. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of income or disclosure. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of income for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of income consistent with the provisions of SFAS 123, the Company's net income and earnings per share for 1996 and 1995 would not have been materially different from those reported.

     -----------------------------------------------------------

A summary of activity with respect to the Company's stock options for the three years ended December 31, 1996 is as follows:

                                                                                    Available
                                          Common        Weighted                       for
                                          Shares         Average        Options       Future
                                          Subject        Exercise      Exercisable    Option
                                         to Option       Prices        at Year-End    Grants
                                         ---------       ------        -----------    ------

Balance at January 1, 1994               1,552,944         $ 9.31        443,992      1,587,000
                                                                         =======      =========
     Granted                                26,000         $18.28
     Exercised                            (330,000)        $ 5.57
     Cancelled                             (33,000)        $11.16
                                         ---------

Balance at December 31, 1994             1,215,944         $10.47        553,868      1,574,800
                                                                         =======      =========
     Granted                                10,000         $23.25
     Exercised                            (414,826)        $ 6.31
     Cancelled                             (38,500)        $12.16
                                         ---------

Balance at December 31, 1995               772,618         $12.79        443,018      1,583,100
                                                                         =======      =========
     Granted                               630,200         $26.54
     Exercised                            (287,792)        $ 7.66
     Cancelled                             (41,100)        $16.54
                                         ---------

Balance at December 31, 1996             1,073,926         $22.09        317,826        974,400
                                         =========                       =======      =========

The weighted-average fair value of the options granted was $7.04 per share for 1996 and $6.47 per share for 1995 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 25.3% for 1996 and 27.4% for 1995; (2) risk-free interest rates of 6.0% for 1996 and 5.9% for 1995; (3) expected lives of 3.7 years for 1996 and
4.0 years for 1995; and (4) dividend yields of .9% for 1996 and 1.1% for 1995.

The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                               Options Outstanding                    Options Exercisable
                     ---------------------------------------       -------------------------
                                    Weighted
                      Common         Average        Weighted         Common           Weighted
                      Shares        Remaining       Average          Shares           Average
   Range of         Subject to     Contractual      Exercise       Subject to         Exercise
Exercise Prices       Option          Life           Price           Option            Price
---------------       ------          ----           -----           ------            -----
         $ 6.13       127,326       0.7 years        $ 6.13         127,326            $ 6.13
$11.25 - $14.25        14,800       1.0 years        $12.87          12,400            $13.19
$17.88 - $21.50       314,100       2.9 years        $20.33         176,100            $20.39
$23.25 - $26.63       617,700       5.1 years        $26.49           2,000            $23.25
                    ---------                                       -------

$ 6.13 - $26.63     1,073,926       3.9 years        $22.09         317,826            $14.41
                    =========                                       =======


     -----------------------------------------------------------

On September 13, 1995, Ian M. Cumming and Joseph S. Steinberg, Chairman of the Board and President of the Company, respectively, and certain members of Mr. Cumming's family exercised previously granted warrants to purchase an aggregate of 3,188,000 Common Shares and sold such shares in an underwritten public offering. In connection with such public offering, the Company granted the underwriters an over allotment option, which was exercised, for 478,200 Common Shares. Under the terms of the warrant agreement, the Company was required to pay expenses of the sale, other than underwriting discounts. As a result of the exercise of the warrants and the exercise of the over allotment option, the Company realized aggregate cash proceeds, net of expenses, of $43,736,000. For income tax purposes, the exercise of the warrants resulted in a current income tax deduction of $57,305,000. For financial reporting purposes, the benefit of such deduction ($20,057,000) was credited directly to shareholders' equity.

At December 31, 1996 and 1995, the Company's Common Shares were reserved as follows:

                                                  1996            1995
                                                  ----            ----

Stock Options                                   2,048,326        2,355,718
Convertible Debentures                          3,478,261        3,478,261
                                                ---------        ---------
                                                5,526,587        5,833,979
                                                =========        =========

At December 31, 1996 and 1995, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

12.  Net Securities Gains (Losses):
     -----------------------------

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 1996 (in thousands):

                                                    1996      1995     1994
                                                    ----      ----     ----

Net realized gains (losses) on fixed maturities   $20,491   $14,430  $(11,246)
Provision for write-down of fixed
 maturity investments                                -         -       (3,126)
Net unrealized gain (loss) on trading
 securities                                        (2,230)    3,639    (1,500)
Net realized gains on equity and other
 securities                                        21,168     1,958     3,868
                                                  -------   -------  --------

                                                  $39,429   $20,027  $(12,004)
                                                  =======   =======  ========


Proceeds from sales of investments classified as available for sale were $1,732,272,000, $1,085,764,000 and $854,824,000 during 1996, 1995 and 1994, respectively. Gross gains of $36,625,000, $22,766,000 and $8,461,000 and gross losses of $5,600,000, $8,119,000 and $18,446,000 were realized on these sales during 1996, 1995 and 1994, respectively.

13.  Other Results of Operations Information:
     ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 1996 consist of the following (in thousands):

                                                  1996        1995        1994
                                                  ----        ----        ----

  Interest on short-term investments            $ 23,861    $ 22,499    $ 13,555
  Interest on fixed maturities                   158,975     153,034     141,279
  Service fee income                              50,445      54,481      31,608
  Trading stamp revenues                          12,017      17,957      19,489
  Rental income                                   11,281      10,730       7,691
  Gains on sale of property, net of costs         11,078       4,833       1,741
  Gain on sale of Transportation Capital Corp.     1,516        -           -
  Gains related to foreign power companies          -           -         22,948
  Gain on return of the WMAC Companies              -         41,030        -
  Litigation settlements                           5,434       4,666        -
  Other                                           26,276      29,087      18,483
                                                --------    --------    --------
                                                $300,883    $338,317    $256,794
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

Taxes, other than income or payroll, included in operations amounted to $33,907,000 (including $18,791,000 of premium taxes) for the year ended December 31, 1996, $36,978,000 (including $21,687,000 of premium taxes) for the year ended December 31, 1995 and $37,310,000 (including $21,330,000 of premium taxes) for the year ended December 31, 1994.

Advertising costs amounted to $13,351,000, $13,079,000 and $12,541,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

14.  Income Taxes:
     ------------

The principal components of the deferred tax asset at December 31, 1996 and 1995 are as follows (in thousands):
                                                            1996          1995
                                                            ----          ----

   Insurance reserves and unearned premiums               $ 97,259     $ 95,453
   Securities valuation reserves                            13,544        8,392
   Other accrued liabilities                                 7,212       15,030
   Employee benefits and compensation                        7,685        7,554
   Unrealized (gains) on investments                          (504)     (16,174)
   Depreciation                                             (3,870)      (6,557)
   Policy acquisition costs                                (10,421)     (10,254)
   Tax loss carryforwards, net of tax sharing payments      37,388       49,026
   Other, net                                                  194        5,056
                                                          --------     --------
                                                           148,487      147,526
     Valuation allowance                                   (40,584)     (44,060)
                                                          --------     --------
                                                          $107,903     $103,466
                                                          ========     ========


The valuation allowance principally relates to certain acquired tax loss carryforwards, the usage of which is subject to certain limitations and certain other matters which may restrict their availability, and unrealized capital losses.

In addition, the amounts reflected above are based on the minimum tax loss carryforwards of Phlcorp, Inc. ("Phlcorp"), a subsidiary of the Company. As described more fully herein, substantial additional amounts may be available under certain circumstances and as uncertainties are resolved. If these uncertainties are resolved in the Company's favor, the deferred tax asset related to tax loss carryforwards would increase by approximately $81,000,000, exclusive of any additional valuation allowance.

The Company believes it is more likely than not that the recorded deferred tax asset will be realized principally from taxable income generated by profitable operations.

The provision for income taxes for each of the three years in the period ended December 31, 1996 was as follows (in thousands):

                                          1996        1995         1994
                                          ----        ----         ----

State income taxes (principally
 currently payable)                     $ 1,200     $ 2,500      $ 6,000
Federal income taxes:
 Current                                  7,170        (630)       2,906
 Deferred                                14,127      22,313       20,397
Foreign income taxes (principally
 currently payable)                         500         496          179
                                        -------     -------      -------
                                        $22,997     $24,679      $29,482
                                        =======     =======      =======

     ------------

The table below reconciles expected statutory federal income tax to actual income tax expense (in thousands):

                                               1996       1995        1994
                                               ----       ----        ----

Expected federal income tax                   $27,479  $ 46,264     $35,111
State income taxes, net of federal
 income tax benefit                               780     1,625       3,900
Amortization of excess of acquisition
 cost over net tangible assets acquired          -          910       1,028
Tax exempt interest                               (30)     (469)     (1,144)
Return of the WMAC Companies                     -      (14,360)       -
Reduction in valuation allowance               (3,476)     -         (5,340)
Recognition of additional tax benefits         (2,500)   (9,547)     (4,450)
Other                                             744       256         377
                                              -------  --------     -------
   Actual income tax expense                  $22,997  $ 24,679     $29,482
                                              =======  ========     =======


The valuation allowance applicable to the deferred income tax asset recorded upon adoption of SFAS 109 gave effect to the possible unavailability of certain income tax deductions. During 1996 and 1994 certain matters were favorably resolved and the Company reduced the valuation allowance as reflected in the above reconciliation. Since the WMAC Companies have previously been included in the Company's consolidated federal income tax return, the gain recorded upon return of the WMAC Companies is not taxable.

Phlcorp, in connection with its 1986 reorganization, entered into a tax settlement agreement (the "Tax Settlement Agreement") with the United States whereby, among other things, Phlcorp agreed that upon utilization of certain pre-reorganization tax loss carryforwards, it would pay 25% of any resultant tax savings to the government, subject to certain limitations. The Tax Settlement Agreement provides that post-reorganization tax attributes and net operating losses will be utilized prior to pre-reorganization operating losses in calculating tax sharing payments. Due to unresolved issues concerning certain post-reorganization deductions, Phlcorp is unable to state with certainty the amount of its available carryforwards. However, Phlcorp believes that it has minimum tax operating loss carryforwards of between $70,000,000 and $302,000,000 at December 31, 1996. The expiration dates for Phlcorp's carryforwards will depend on the outcome of the matters referred to above, although it is unlikely such carryforwards will begin to expire before 1998.

     ------------

At December 31, 1996 the Company had tax loss carryforwards, which have been reflected in the deferred tax asset after applying the statutory federal income tax rate, as follows (in thousands):


               Year of                                       Loss
             Expiration                               Carryforwards
             ----------                               -------------
                1997                                      $    463
                1998                                         1,311
                1999                                           433
                2000                                            21
                2002                                           272
                2003                                        11,045
                2005                                        13,150
                2010                                        12,657
                                                          --------
                                                            39,352
      Phlcorp minimum amount, as
      described above                                       70,000
                                                          --------
        Total minimum tax loss carryforwards              $109,352
                                                          ========

Limitations exist under the tax law which may restrict the utilization of the Phlcorp carryforwards and the utilization of an aggregate of approximately $2,797,000 of non-Phlcorp tax loss carryforwards. Further, certain of the future deductions may only be utilized in the tax returns of certain life insurance subsidiaries. These limitations are considered in the determination of the valuation allowance.

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

     ------------

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

15.  Pension Plans and Postretirement Benefits:
     -----------------------------------------

The Company maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. The Company funds its pension plans in amounts sufficient to satisfy minimum ERISA funding requirements.

Pension expense charged to operations included the following components (in thousands):
                                           1996        1995        1994
                                           ----        ----        ----

     Service cost                         $ 5,306    $  4,603     $ 5,529
     Interest cost                          7,317       7,020       6,596
     Actual return on plan assets          (6,329)    (11,501)      2,610
     Net amortization and deferral          2,160       4,400      (8,507)
                                          -------    --------     -------
       Net pension expense                $ 8,454    $  4,522     $ 6,228
                                          =======    ========     =======

     -----------------------------------------

The funded status of the pension plans at December 31, 1996 and 1995 was as follows (in thousands):
                                                           1996        1995
                                                           ----        ----
      Actuarial present value of
       accumulated benefit obligation:
        Vested                                           $74,562    $ 81,245
        Non-vested                                         2,021       1,880
                                                         -------    --------

                                                         $76,583    $ 83,125
                                                         =======    ========

      Projected benefit obligation                       $98,733    $103,683
      Plan assets at fair value                           90,902      85,033
                                                         -------    --------
        Funded status                                     (7,831)    (18,650)
      Unrecognized prior service cost                      2,773       2,953
      Unrecognized net loss at January 1, 1987               431       1,706
      Unrecognized net (gain) loss from experience
       differences and assumption changes                 (1,085)      8,256
                                                         -------    --------

        Accrued pension liability                        $(5,712)   $ (5,735)
                                                         =======    ========

The plans' assets consist primarily of U.S. government and agencies' bonds and corporate bonds and notes. The projected benefit obligation at December 31, 1996 and 1995 was determined using an assumed discount rate of 7.5% and 7.0%, respectively, and an assumed compensation increase rate of 5.0% and 5.6%, respectively. The assumed long-term rate of return on plan assets was 7.4% at December 31, 1996 and 1995.

The Company also has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,315,000, $2,262,000 and $3,292,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense (principally interest) related to such benefits were $1,795,000 in 1996, $1,679,000 in 1995 and $1,762,000 in 1994.

     -----------------------------------------

Included in other liabilities at December 31, 1996 and 1995 are the following (in thousands):

                                                            1996        1995
                                                            ----        ----

  Accumulated postretirement benefit obligation:
     Retirees                                             $12,624     $16,091
     Fully eligible active plan participants                2,818       2,827
     Other active plan participants                           450       2,218
                                                          -------     -------
        Accumulated postretirement benefit obligation      15,892      21,136

  Unrecognized prior service cost                           5,623         455
  Unrecognized net gain from experience
   differences and assumption changes                       1,580         436
                                                          -------     -------
        Accrued postretirement benefit obligation         $23,095     $22,027
                                                          =======     =======

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% at December 31, 1996 and 1995, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 7.3% and 13.0% for 1996 and 7.6% and 14.0% for 1995, declining to an ultimate rate of between 5.0% and 8.0% by 2006.

If the health care cost trend rates were increased by 1%, the accumulated postretirement obligation as of December 31, 1996 and 1995 would have increased by $1,046,000 and $1,317,000, respectively. The effect of this change on the aggregate of service and interest cost for 1996 and 1995 would be immaterial.

16.  Commitments:
     -----------

The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to twenty years. Rental expense (net of sublease rental income) charged to operations was $15,235,000 in 1996, $14,461,000 in 1995 and $16,566,000 in 1994. Aggregate
minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) relating to facilities under lease in effect at December 31, 1996 are as follows (in thousands): 1997 - $8,589; 1998 - $7,703; 1999 - $9,845; 2000
- $7,213; 2001 - $6,329; and thereafter - $109,896. Future minimum sublease rental income is not material.

Included in the amounts shown above are the gross future minimum annual rental payments relating to a twenty year lease which the Empire Group entered into beginning November 1998 for its executive and administrative offices. These offices will be in an office building in which the Company has an equity interest. The above amounts have not been reduced for the Company's share of rental income due to its equity participation in this office building. In connection with this equity investment, the Company has committed to invest up to $25,000,000, which is expected to be contributed in 1998.

In connection with the sale of certain subsidiaries, the Company has made or guaranteed the accuracy of certain representations given to the acquiror. No material loss is expected in connection with such matters.

     -----------

In connection with the return of the WMAC Companies, the WMAC Companies have guaranteed the collectibility of reinsurance agreements applicable to a block of mortgage reinsurance business. The maximum amount of such contingency is $26,237,000 at December 31, 1996. The reinsurance agreements are with highly rated institutions and/or are secured in part by letters of credit or trust funds; as a result the Company does not expect a material loss in connection with this guarantee.

The insurance and the banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $907,295,000 at December 31, 1996.

17.  Litigation:
     ----------

The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

18.  Earnings (Loss) Per Common Share:
     --------------------------------

Earnings (loss) per common and dilutive common equivalent share was calculated by dividing net income by the sum of the weighted average number of Common Shares outstanding and the incremental weighted average number of Common Shares issuable upon exercise of options and warrants for the periods they were outstanding. The number of common and dilutive common equivalent shares used for this calculation was 60,560,000 in 1996, 59,271,000 in 1995 and 58,202,000 in
1994.

Fully diluted earnings (loss) per share was calculated as described above except that in 1994 the incremental number of shares utilized the year end market price for the Company's Common Shares, since the year end market price was above the average for that year. In addition, for 1995 and 1994 the calculations assume the 5 1/4% Debentures had been converted into Common Shares for the period they were outstanding and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for 1996 since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used for this calculation was 60,560,000 in 1996, 62,807,000 in 1995 and 61,715,000 in 1994.

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

     -----------------------------------

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

(f) Derivatives: The fair values of derivatives generally reflect the amounts that the Company would receive or pay to terminate the interest rate and currency swap contracts.

(g) Customer banking deposits: The fair value of customer banking deposits is estimated using rates currently offered for deposits of similar remaining maturities.

(h) Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates which would be available to the Company for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

(i) Investment contract reserves: Single premium deferred annuity reserves are carried at account value, which is a reasonable estimate of fair value. The fair value of other investment contracts is estimated by discounting the future payments at rates which would currently be offered for contracts with similar terms.

     -----------------------------------

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                                                       1996                      1995
                                                       ----                      ----
                                             Carrying        Fair       Carrying       Fair
                                              Amount        Value        Amount        Value
                                              ------        -----        ------        -----
Financial Assets:
 Investments:
  Practicable to estimate
   fair value                               $2,771,791    $2,771,761   $2,862,713    $2,863,583
  Policyholder loans                            18,329         -           17,768          -
 Cash and cash equivalents                     386,807       386,807      266,158       266,158
 Loans receivable of banking and
  lending subsidiaries, net of
  allowance                                    221,174       234,771      264,498       277,676
 Separate and variable accounts                546,074       546,074      472,837       472,837
 Investments in associated
  companies                                    206,384       214,462      184,088       192,166
 Other assets (derivatives)                       -             -           1,838         9,180

Financial Liabilities:
 Customer banking deposits                     209,261       210,160      203,061       204,192
 Long-term and other indebtedness              525,719       535,150      520,862       546,140
 Investment contract reserves                   37,658        41,404       67,254        72,803
 Separate and variable accounts                545,019       545,019      472,837       472,837
 Other liabilities (derivatives)                   886         2,335          259         2,610


20.  Segment Information:
     -------------------

For information with respect to the Company's business segments, see "Financial Information about Industry Segments" in Item 1 included elsewhere herein, which is incorporated by reference into these consolidated financial statements.

21.  Selected Quarterly Financial Data (Unaudited):
     ---------------------------------------------

                                                    First      Second      Third     Fourth
                                                   Quarter     Quarter     Quarter   Quarter
                                                   -------     -------     -------   -------
                                                  (In thousands, except per share amounts)
1996:
-----
Revenues                                           $384,506    $378,633    $377,796  $365,622
                                                   ========    ========    ========  ========

Income before extraordinary loss                   $ 15,601    $ 13,173    $ 19,185  $  7,556
                                                   ========    ========    ========  ========

Extraordinary loss from early extinguishment
 of debt, net of income tax benefit                $   -       $   -       $   -     $ (6,838)
                                                   ========    ========    ========  ========

Net income                                         $ 15,601    $ 13,173    $ 19,185  $    718
                                                   ========    ========    ========  ========

Earnings (loss) per common and dilutive
 common equivalent share:
  Income before extraordinary loss                     $.26        $.22        $.32     $ .12
  Extraordinary loss                                     -           -           -       (.11)
                                                       ----        ----        ----     -----

     Net income                                        $.26        $.22        $.32     $ .01
                                                       ====        ====        ====     =====

Number of shares used in calculation                 60,586      60,552      60,534    60,571
                                                     ======      ======      ======    ======

Earnings (loss) per fully diluted common share:
  Income before extraordinary loss                     $.26        $.22        $.31     $ .12
  Extraordinary loss                                     -           -           -       (.11)
                                                       ----        ----        ----     -----

     Net income                                        $.26        $.22        $.31     $ .01
                                                       ====        ====        ====     =====

Number of shares used in calculation                 60,586      60,552      64,022    60,571
                                                     ======      ======      ======    ======


1995:
-----
Revenues                                           $360,688    $376,757    $390,987  $429,882
                                                   ========    ========    ========  ========

Net income                                         $ 16,323    $ 17,409    $ 21,726  $ 52,045
                                                   ========    ========    ========  ========

Earnings per common and dilutive
 common equivalent share                               $.28        $.30        $.37      $.86
                                                       ====        ====        ====      ====

Number of shares used in calculation                 58,590      58,591      59,427    60,565
                                                     ======      ======      ======    ======

Earnings per fully diluted common share                $.28        $.29        $.36      $.83
                                                       ====        ====        ====      ====

Number of shares used in calculation                 62,069      62,218      62,984    64,043
                                                     ======      ======      ======    ======


In 1996 and 1995, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

SCHEDULE II - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
BALANCE SHEETS
December 31, 1996 and 1995


                                                                 1996            1995
                                                                 ----            ----
                                                                (Thousands of dollars)
ASSETS
------
Cash and cash equivalents                                     $   61,330     $   14,877
Investments                                                      115,443        107,087
Deferred income taxes                                            107,903        103,466
Miscellaneous receivables and other assets                        42,221         52,119
Investments in and advances to/from subsidiaries, net          1,321,381      1,364,275
                                                              ----------     ----------
                                                              $1,648,278     $1,641,824
                                                              ==========     ==========

LIABILITIES
-----------
Accounts payable, expense accruals and income taxes           $   24,043     $   29,386
Debt, including current maturities                               506,128        500,947
                                                              ----------     ----------
                                                                 530,171        530,333
                                                              ----------     ----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 60,417,579
 and 60,163,824 shares issued and
 outstanding, after deducting 54,353,691
 and 54,319,654 shares held in treasury                           60,418         60,164
Additional paid-in capital                                       161,026        159,914
Net unrealized gain on investments                                 1,759         30,086
Retained earnings                                                894,904        861,327
                                                              ----------     ----------
     Total shareholders' equity                                1,118,107      1,111,491
                                                              ----------     ----------
                                                              $1,648,278     $1,641,824
                                                              ==========     ==========



                           See notes to this schedule.


SCHEDULE II - Condensed Financial Information of Registrant, continued:
LEUCADIA NATIONAL CORPORATION
STATEMENTS OF INCOME
For the years ended December 31, 1996, 1995 and 1994

                                                         1996        1995       1994
                                                         ----        ----       ----
                                                  (In thousands, except per share amounts)
Investment income, net                                $ 32,469    $ 38,931    $ 22,700
Equity in losses of associated companies               (14,720)        (24)       -
Net securities gains (losses)                               96          (1)     (2,160)
Equity in income of subsidiaries                       124,162     153,213     130,266
                                                      --------    --------    --------
                                                       142,007     192,119     150,806
                                                      --------    --------    --------

Interest expense                                        62,242      58,723      50,060
Other expenses, net                                     24,250      25,893      29,910
                                                      --------    --------    --------
                                                        86,492      84,616      79,970
                                                      --------    --------    --------
  Income before extraordinary loss                      55,515     107,503      70,836

Extraordinary loss from early extinguishment
 of debt, net of income tax benefit of $3,682           (6,838)       -           -
                                                      --------    --------    --------
    Net income                                        $ 48,677    $107,503    $ 70,836
                                                      ========    ========    ========


Earnings (loss) per common and dilutive
 common equivalent share:
  Income before extraordinary loss                       $ .91       $1.81       $1.22
  Extraordinary loss                                      (.11)        -           -
                                                         -----       -----       -----
    Net income                                           $ .80       $1.81       $1.22
                                                         =====       =====       =====

Fully diluted earnings (loss) per common share:
  Income before extraordinary loss                       $ .91       $1.77       $1.21
  Extraordinary loss                                      (.11)        -           -
                                                         -----       -----       -----
    Net income                                           $ .80       $1.77       $1.21
                                                         =====       =====       =====


                           See notes to this schedule.


SCHEDULE II - Condensed Financial Information of Registrant, continued:
LEUCADIA NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
                                                         1996        1995        1994
                                                         ----        ----        ----
                                                            (Thousands of dollars)
Net cash flows from operating activities:
-----------------------------------------
Net income                                            $  48,677   $ 107,503   $  70,836
Adjustments to reconcile net income to net
 cash provided by (used for) operations:
 Amortization                                              (487)        681       1,486
 Net securities (gains) losses                              (96)          1       2,160
 Equity in earnings of subsidiaries                    (124,162)   (153,213)   (130,266)
 Equity in losses of associated companies                14,720          24        -
 Extraordinary loss, net of income tax benefit            6,838        -           -
 Net change in:
   Miscellaneous receivables                              1,121        (582)        221
   Other assets                                          (7,327)     (1,714)     (5,347)
   Investments in and advances to/from
    subsidiaries, net                                   125,508      26,641     (19,051)
   Accounts payable, expense accruals and income taxes   (1,661)      9,047       3,881
 Other                                                    2,204       2,616       1,840
                                                      ---------   ---------   ---------
   Net cash provided by (used for)
    operating activities                                 65,335      (8,996)    (74,240)
                                                      ---------   ---------   ---------

Net cash flows from investing activities:
-----------------------------------------
Dividends received from subsidiaries                     32,581      10,076       8,422
Capital contribution to subsidiaries                    (12,068)    (13,319)     (6,008)
Investment in Providential Life in 1996 and
 MK Gold Company in 1995                                (11,504)    (22,593)       -
Purchases of investments (other than short-term)       (149,228)   (124,855)     (8,022)
Proceeds from maturities of investments                 116,930      43,300       1,000
Proceeds from sales of investments                       25,117          76      68,268
                                                      ---------   ---------   ---------
   Net cash provided by (used for)
    investing activities                                  1,828    (107,315)     63,660
                                                      ---------   ---------   ---------

Net cash flows from financing activities:
-----------------------------------------
Net change in short-term borrowings                         207         (80)       (402)
Issuance of long-term debt, net of issuance costs       132,793      98,590      50,000
Reduction of long-term debt                            (137,773)     (5,702)    (21,250)
Sale of common shares and exercise of warrants,
 net of expenses                                           -         43,857        -
Purchase of common shares for treasury                     (837)       (727)       (472)
Dividends paid                                          (15,100)    (15,025)     (7,021)
                                                      ---------   ---------   ---------
   Net cash provided by (used for)
    financing activities                                (20,710)    120,913      20,855
                                                      ---------   ---------   ---------

   Net increase in cash and cash equivalents             46,453       4,602      10,275
Cash and cash equivalents at January 1,                  14,877      10,275        -
                                                      ---------   ---------   ---------

Cash and cash equivalents at December 31,             $  61,330   $  14,877   $  10,275
                                                      =========   =========   =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                               $40,238     $39,768     $33,512
 Income tax payments, net of refunds                    $ 2,490     $(3,723)    $ 5,799


                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
NOTES TO SCHEDULE




A. The notes to consolidated financial statements of Leucadia National Corporation and Subsidiaries are incorporated by reference to this schedule.

B. The statements of shareholders' equity are the same as those presented for Leucadia National Corporation and Subsidiaries.

C. Equity in the income of the subsidiaries is after reflecting income taxes recorded by the subsidiaries. In 1996, 1995 and 1994, there was no provision or benefit for income taxes provided by the parent company, other than the benefit related to the extraordinary loss. Tax sharing payments received from subsidiaries were $48,017,000 in 1996, $42,078,000 in 1995 and $35,385,000 in 1994.

D. The deferred income tax asset of $107,903,000 and $103,466,000 at December 31, 1996 and 1995, respectively, had not been allocated to the individual subsidiaries.


SCHEDULE III - Supplementary Insurance Information
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1996, 1995 and 1994

                                                                                              Insurance
                                                                                               Losses,
                                                                                               Policy
                                                                                              Benefits
                                                                                                 and
                                                    Separate                                Amortization
                     Deferred                         and       Policy                           of
                      Policy     Future             Variable     and                 Net      Deferred     Other     Non-Life
                    Acquisition  Policy  Unearned   Accounts   Contract  Premium  Investment Acquisition  Operating  Premiums
                       Costs    Benefits Premiums Liabilities   Claims   Revenue    Income      Costs     Expenses   Written
                       -----    -------- -------- -----------   ------   -------    ------      -----     --------   -------
                                                                 (Thousands of dollars)
1996
----
Life insurance        $ 64,013  $801,635  $  9,620  $545,019 $   28,543 $  178,925  $ 57,200  $150,523   $ 61,699    $ 50,392
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
Property and casualty
 insurance:
  Automobile            29,092      -      349,419      -       807,207    676,726    88,012   682,545     24,020     685,743
  Commercial             8,847      -       43,336      -       267,034     92,414    21,948    81,349     16,638      84,187
  Miscellaneous
   and personal          3,715      -       38,568      -        36,226     54,377     5,812    47,584      5,987      56,262
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
                        41,654      -      431,323      -     1,110,467    823,517   115,772   811,478     46,645     826,192
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
                      $105,667  $801,635  $440,943  $545,019 $1,139,010 $1,002,442  $172,972  $962,001   $108,344    $876,584
                      ========  ========  ========  ======== ========== ==========  ========  ========   ========    ========

1995
----
Life insurance        $ 45,423  $815,310  $  7,950  $472,837 $   26,818 $  165,820  $ 56,651  $133,214   $ 65,068    $ 39,885
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
Property and casualty
 insurance:
  Automobile            34,054      -      338,439      -       805,926    667,365    80,228   688,708     12,594     684,683
  Commercial            10,141      -       51,808      -       285,637    102,722    19,936    85,493      9,679     100,351
  Miscellaneous
   and personal          2,526      -       36,576      -        37,389     46,481     5,601    35,388      5,672      49,134
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
                        46,721      -      426,823      -     1,128,952    816,568   105,765   809,589     27,945     834,168
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
                      $ 92,144  $815,310  $434,773  $472,837 $1,155,770 $  982,388  $162,416  $942,803   $ 93,013    $874,053
                      ========  ========  ========  ======== ========== ==========  ========  ========   ========    ========

1994
----
Life insurance        $ 32,286  $870,910  $ 10,039  $419,355 $   25,802 $  172,445  $ 55,218  $138,324   $ 68,872    $ 49,319
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
Property and casualty
 insurance:
  Automobile            29,741      -      314,145      -       766,276    599,180    70,275   553,916     33,093     629,555
  Commercial            10,567      -       54,208      -       263,400    101,394    18,107    77,471     12,302     101,221
  Miscellaneous
   and personal          1,942      -       35,154      -        38,342     45,867     4,964    49,299      6,220      46,968
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
                        42,250      -      403,507      -     1,068,018    746,441    93,346   680,686     51,615     777,744
                      --------  --------  --------  -------- ---------- ----------  --------  --------   --------    --------
                      $ 74,536  $870,910  $413,546  $419,355 $1,093,820 $  918,886  $148,564  $819,010   $120,487    $827,063
                      ========  ========  ========  ======== ========== ==========  ========  ========   ========    ========


SCHEDULE IV - Schedule of Reinsurance
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1996, 1995 and 1994

                                                                                Percentage
                                                                                    of
                                               Ceded       Assumed                Amount
                                   Direct     to Other   from Other       Net     Assumed
                                  Business   Companies    Companies     Amount    to Net
                                  --------   ---------    ---------     ------    ------
                                                     (Thousands of dollars)
1996
----
Life insurance in force         $2,119,000    $152,000      $ 32,000   $1,999,000   1.60%
                                ==========    ========      ========   ==========

Premiums:
 Life insurance                 $  128,469    $    969      $    132   $  127,632    .10%
 Accident and health insurance      52,020         577             3       51,446    .01%
 Property and liability
  insurance                        877,773      60,321         5,912      823,364    .72%
                                ----------    --------      --------   ----------
    Total premiums              $1,058,262    $ 61,867      $  6,047   $1,002,442    .60%
                                ==========    ========      ========   ==========


1995
----
Life insurance in force         $2,168,000    $187,000      $ 36,000   $2,017,000   1.78%
                                ==========    ========      ========   ==========

Premiums:
 Life insurance                 $  124,576    $    904      $    392   $  124,064    .32%
 Accident and health insurance      43,538         617             4       42,925    .01%
 Property and liability
  insurance                        836,382      43,117        22,134      815,399   2.71%
                                ----------    --------      --------   ----------
    Total premiums              $1,004,496    $ 44,638      $ 22,530   $  982,388   2.29%
                                ==========    ========      ========   ==========


1994
----
Life insurance in force         $2,285,000    $271,000      $161,000   $2,175,000   7.40%
                                ==========    ========      ========   ==========

Premiums:
 Life insurance                 $  120,761    $  1,484      $  1,121   $  120,398    .93%
 Accident and health insurance      53,775         683             6       53,098    .01%
 Property and liability
  insurance                        748,595      34,339        31,134      745,390   4.18%
                                ----------    --------      --------   ----------
    Total premiums              $  923,131    $ 36,506      $ 32,261   $  918,886   3.51%
                                ==========    ========      ========   ==========



SCHEDULE V - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1996, 1995 and 1994

                                                            Additions                     Deductions
                                              ---------------------------------     -----------------------
                                                 Charged
                                  Balance at   (Credited)                                                     Balance
                                  Beginning   to Costs and                                        Sale of    at End of
      Description                 of Period     Expenses    Recoveries   Other      Write-Offs  Receivables    Period
      -----------                 ----------  ------------  ----------   -----      ----------  -----------  --------
                                                                 (Thousands of dollars)
1996
----
Loan receivables of banking
 and lending subsidiaries          $13,893     $ 9,966        $5,104   $  -          $16,174         $612     $12,177
Trade, notes and other
 receivables                         6,609       8,446         1,269         5         9,040           78       7,211
                                   -------     -------        ------   -------       -------         ----     -------

   Total allowance for
    doubtful accounts              $20,502     $18,412        $6,373   $     5       $25,214         $690     $19,388
                                   =======     =======        ======   =======       =======         ====     =======
Reinsurance receivable             $ 4,804     $  (988)       $ -      $  -          $   358         $ -      $ 3,458
                                   =======     =======        ======   =======       =======         ====     =======

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
                                   =======     =======        ======   =======       =======         ====     =======

1994
----
Loan receivables of banking
 and lending subsidiaries          $ 8,341     $ 7,634        $2,702   $  -          $ 6,369         $ -      $12,308
Trade, notes and other
 receivables                         5,185       5,744         1,449      -            6,605           -        5,773
                                   -------     -------        ------   -------       -------         ----     -------
   Total allowance for
    doubtful accounts              $13,526     $13,378        $4,151   $  -          $12,974         $ -      $18,081
                                   =======     =======        ======   =======       =======         ====     =======
Reinsurance receivable             $83,825     $(2,799)       $ -      $  -          $76,980 (a)     $ -      $ 4,046
                                   =======     =======        ======   =======       =======         ====     =======

    (a)  Principally relates to the write-off of fully reserved receivables for unpaid losses.


SCHEDULE VI - Schedule of Supplemental Information for Property and Casualty Insurance
 Underwriters
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1996, 1995 and 1994



                               Discount, if any,       Claims and Claim
                              Deducted in Reserves    Adjustment Expenses      Paid Claims
                             for Unpaid Claims and    Incurred Related to:      and Claim
                                Claim Adjustment     -----------------------    Adjustment
                                    Expenses         Current Year Prior Year     Expenses
                             ----------------------  -----------------------   -----------
                                                     (Thousands of dollars)
1996
----
Automobile                            $ -              $622,948    $ (6,995)      $629,163
Commercial                             347               64,171        (465)        75,069
Miscellaneous and personal              -                45,687      (3,707)        41,793
                                      ----             --------    --------       --------
  Total property and casualty         $347             $732,806    $(11,167)      $746,025
                                      ====             ========    ========       ========

1995
----
Automobile                            $ -              $626,781    $ (6,614)      $573,055
Commercial                             252               71,329      (7,604)        38,497
Miscellaneous and personal              -                36,961      (6,040)        31,640
                                      ----             --------    --------       --------
  Total property and casualty         $252             $735,071    $(20,258)      $643,192
                                      ====             ========    ========       ========

1994
----
Automobile                            $ -              $556,736    $(55,771)      $483,120
Commercial                             276               70,658     (12,822)        59,436
Miscellaneous and personal              -                51,983      (6,221)        46,042
                                      ----             --------    --------       --------
  Total property and casualty         $276             $679,377    $(74,814)      $588,598
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

     3.2 Amended and Restated By-laws, as amended through December 4, 1996.

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

     10.3(c) Amendment dated as of December 17, 1992 to the Partnership Agreement referred to in 10.3(a) above (filed as Exhibit 10.3(c) to the 1992 10-K).*

     10.3(d)   Fourth Restatement, dated as of December 31,
               1996, of the Articles and Agreement of General
               Partnership of The Jordan Company.

     10.3(e) Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as
               Exhibit 10.20 to the Company's Registration
               Statement No. 33-00606).*

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

     10.20(b) Escrow and Security Agreement by and among the Company, Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to the 1993 10-K).*

     10.21 Deferred Compensation Agreement between the Company and Lawrence S. Hershfield, dated March 29, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1995).*

     10.22(a)  Agreement between the Company and Lawrence S.
               Hershfield, dated as of May 4, 1995 (filed as
               Exhibit 10.22(a) to the 1995 10-K).*

     _________________________

     * Incorporated by reference.

     Exhibit                                                    Exemption
     Number                       Description                   Indication
     ------                       -----------                   ----------


     10.22(b) Escrow and Security Agreement by and among the Company, Lawrence S. Hershfield and Weil, Gotshal & Manges, as escrow agent, dated as of May 4, 1995 (filed as Exhibit 10.22(b) to the 1995 10-K).*

     10.23 Revolving Credit Agreement dated as of February 28, 1997, between the Company, The First National Bank of Boston as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Bank of America National Trust and Savings Association as Documentation Agent and the Banks signatory thereto.

     21        Subsidiaries of the registrant.

     23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8
               (File No. 2-84303), Form S-8 and S-3 (File No.
               33-6054), Form S-8 and S-3 (File No. 33-26434),
               Form S-8 and S-3 (File No. 33-30277), Form S-8
               (File No. 33-61682) and Form S-8 (File No. 33-61718).

     27        Financial Data Schedule.


_______________
* Incorporated by reference