Form 10-K/A
period 1996-12-31
LEUCADIA NATIONAL CORP
filed 1997-04-29
CIK 96223

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K/A

                               -----------------

                                 AMENDMENT NO. 1



[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1996

                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________

                         Commission file number: 1-5721


                          LEUCADIA NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        NEW YORK                                         13-2615557
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                              315 PARK AVENUE SOUTH
                            NEW YORK, NEW YORK 10010
                                 (212) 460-1900
--------------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
        Title of Each Class                               on Which Registered
-------------------------------------                  -------------------------


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

7-3/4% SENIOR NOTES DUE AUGUST 15, 2013                 NEW YORK STOCK EXCHANGE

8-1/4% SENIOR SUBORDINATED NOTES DUE                    NEW YORK STOCK EXCHANGE
  JUNE 15, 2005

7-7/8% SENIOR SUBORDINATED NOTES DUE                    NEW YORK STOCK EXCHANGE
  OCTOBER 15, 2006


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)


                                             (Cover Page continued on next page)

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 19, 1997, computed by reference to the closing sale price of the registrant's Common Stock on the New York 1994 Stock Exchange on such date: $1,079,513,739.

On March 19, 1997, the registrant had outstanding 60,458,618 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:


================================================================================

                                EXPLANATORY NOTE

        This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 1996:

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

        As of April 11, 1997, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


 NAME                              AGE      POSITION                       OFFICE HELD SINCE
 ----                              ---      --------                       -----------------
 Ian M. Cumming..................  56      Chairman of the Board            June 1978
 Joseph S. Steinberg.............  53      Director and President           December 1978; January 1979
 Paul M. Dougan..................  59      Director                         May 1985
 Lawrence D. Glaubinger..........  71      Director                         May 1979
 James E. Jordan.................  53      Director                         February 1981
 Jesse Clyde Nichols, III........  57      Director                         June 1978
 Thomas E. Mara.................   51       Executive Vice President        May 1980;
                                             and Treasurer                  January 1993
 Joseph A. Orlando..............   41       Vice President and              April 1996;
                                             Chief Financial Officer        March 1994
 Barbara L. Lowenthal............  42      Vice President and               April 1996
                                             Comptroller
 Paul J. Borden..................  48      Vice President                   August 1988
 Mark Hornstein..................  49      Vice President                   July 1983
 Ruth Klindtworth................  62      Secretary and Vice President-    February 1976;
                                             Corporate Administrator        January 1990


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

        Mr. Dougan has served as a director of the Company since May 1985. He has been a director and President and Chief Executive Officer of Equity Oil Company ("Equity Oil"), a company engaged in oil and gas exploration and production, since January 1994. Prior thereto, he served as corporate secretary and manager of corporate development of Equity Oil since May 1968.

        Mr. Glaubinger has served as a director of the Company since May 1979. He has been Chairman of the Board of Stern & Stern Industries, Inc., a New York corporation, primarily engaged in the manufacture and sale of textiles, since November 1977. He has also been President of Lawrence Economic Consulting Inc., a management consulting firm, since January 1977. Mr. Glaubinger is a director of Marisa Christina Inc., an importer of women's clothing.

        James E. Jordan has served as a director of the Company since February 1981. Since October 1986, he has been President of The William Penn Company ("William Penn"). William Penn, approximately 19.7% of the common stock of which is beneficially owned by the Company, is a holding company for an investment advisor to The William Penn family of mutual funds. Mr. Jordan has been a director of Penn Square Mutual Fund since May 1987, a director of William Penn Interest Income Fund since October 1987, a director of Scottish Widows International Fund since 1995 and a director of Mezzanine Capital & Income Trust 2001 PLC, a British investment trust company, since 1986.

        Mr. Nichols has served as a director of the Company since June 1978. He has been President, since May 1974, of Nichols Industries, Inc., a holding company engaged, through subsidiaries, in manufacturing.

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

        Ms. Lowenthal, a certified public accountant, has served as Vice President and Comptroller of the Company since April 1996. For the prior four years, Ms. Lowenthal served as Director of Policies, Systems & Procedures and Assistant Controller of W.R. Grace & Co., a specialty chemicals company.

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

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the New York Stock Exchange and the Pacific Stock Exchange. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1996, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.  Executive Compensation.

                           SUMMARY COMPENSATION TABLE

        The following table sets forth information in respect of the compensation of the Chairman of the Board, the President, and each of the other three most highly compensated current executive officers of the Company in 1996, for services in all capacities to the Company and its subsidiaries in 1996, 1995 and 1994.


                                                                           Long-Term
                                           Annual Compensation            Compensation
                                  --------------------------------------- ------------- ------------
                                                                            Options/
Name and Principal                                          Other Annual    Warrants     All Other
    Position(s)          Year      Salary      Bonus (1)    Compensation  (# of shares) Compensation
    -----------          ----      ------      ---------    ------------- ------------- ------------
Ian M. Cumming,          1996    $ 517,356    $  15,759(2)   $257,830(5)       --      $ 91,885(6)
Chairman of the Board    1995      504,808    1,115,300(3)   174,759(5)        --       115,092
                         1994      491,497      965,000(4)   306,906(5)        --        93,875

Joseph S. Steinberg,     1996    $ 517,356    $  15,759(2)   $298,220(5)       --      $ 98,452(6)
President                1995      505,960    1,115,300(3)   254,443(5)        --       118,728
                         1994      491,500      965,000(4)   270,722(5)        --        82,020

Thomas E. Mara,          1996    $ 250,000    $ 757,500           --       25,000      $ 30,920(6)
Executive Vice           1995      210,000      856,300           --           --        19,250
President and Treasurer  1994      205,006      506,150           --           --         9,500

Paul J. Borden,          1996    $ 125,000    $ 303,750           --        7,500      $  3,750(7)
Vice President           1995      106,000      203,180           --           --         3,750
                         1994      103,012      203,090           --           --         2,652

Joseph A. Orlando,       1996    $ 160,000    $ 154,800           --       20,000      $  6,750(6)
Vice President and       1995      135,000      154,050           --           --         6,750
Chief Financial          1994      130,768      128,900           --           --         6,348
Officer

----------------------

(1) Generally, performance bonuses for Messrs. Cumming and Steinberg for services rendered during a year are considered at the organizational meeting of the Board of Directors for the following year (which is generally held during the second fiscal quarter). However, in response to federal tax laws affecting the tax consequences associated with certain executive compensation in excess of $1,000,000 per year, portions of the performance bonuses for Messrs. Cumming and Steinberg for services rendered in 1994 and 1995 were determined and paid in 1994 and 1995, respectively, as described below.

(2)    Represents annual year-end bonus paid to all employees.

(3) Includes $494,853 and $427,320 (net of withholding taxes already paid by Messrs. Cumming and Steinberg) for each of Messrs. Cumming and Steinberg, respectively, out of the $2,500,000 placed in escrow in 1992 for the benefit of each of Messrs. Cumming and Steinberg (the "1992 Escrows") by Leucadia, Inc., a wholly owned subsidiary of the Company ("LI"), pursuant to agreements dated as of December 28, 1992 between LI and each of Messrs. Cumming and Steinberg (the "1992 Escrow Agreements"). These amounts were paid in May 1996 to fund a portion of the 1995 performance bonuses, net of withholding taxes already paid by Messrs. Cumming and Steinberg. The funds in the 1992 Escrows vest at the rate of 20% for each full calendar year after December 31, 1992 during which Messrs. Cumming and Steinberg, respectively, continue to be employed by the Company or any of its subsidiaries. Each of Messrs. Cumming and Steinberg is entitled to be 100% vested upon (i) termination without cause, death or disability, (ii) the merger of the Company with another corporation which results in a change of control of the Company, the sale of all or substantially all of the Company's assets or the acquisition by a person or group of persons of more than 50% of the Common Shares, or (iii) the Company becoming subject to bankruptcy, insolvency or similar proceedings. The vesting and payment schedule is also subject to acceleration at the sole discretion of the Board of Directors, excluding Messrs. Cumming and Steinberg, upon recommendation of the Employee Benefits Committee. Amounts vested are to be paid to Messrs. Cumming and Steinberg on January 1, 1998, unless payment is accelerated by the Board. Any amount unvested will be returned to the Company. The amounts in the escrow accounts are invested at the direction of the Company, which is entitled to receipt of the investment income. As of December 31, 1996, Messrs. Cumming and Steinberg each have vested with respect to an aggregate of $2,000,000 of the 1992 Escrow. The funds paid out of the 1992 Escrow reflected in this table were paid out of vested amounts.

        As required under the agreements, Messrs. Cumming and Steinberg timely filed a tax election resulting in their 1992 recognition for tax purposes of the full $2,500,000 placed in escrow. As a result, for tax purposes Messrs. Cumming and Steinberg reported income equal to the amount of the escrowed funds, and the Company deducted that amount for 1992. As permitted under the agreements, Messrs. Cumming and Steinberg directed that the Company's tax withholding obligation be paid with funds from the escrow accounts, leaving a reduced amount available for actual distribution to Messrs. Cumming and Steinberg from the escrow accounts as bonus compensation. The application of the escrow funds toward satisfaction of the Company's withholding obligation had no affect on the vesting schedule; accordingly, in the event either Mr. Cumming or Mr. Steinberg does not ultimately become fully vested in the respective amount placed in escrow, to the extent the funds remaining in escrow are less than the unvested portion for such person, Mr. Cumming and/or Mr. Steinberg, as the case may be, will be obligated to repay such deficiency to the Company.

        The funds placed in escrow will be reported in the table in the appropriate columns for those years in which amounts are released from the escrow accounts.

(4) Includes $373,990 and $348,008 (net of withholding taxes already paid by Messrs. Cumming and Steinberg) for each of Messrs. Cumming and Steinberg, respectively, out of the 1992 Escrows. These amounts were paid in May 1995 to fund a portion of the 1994 performance bonuses, net of withholding taxes already paid by Messrs. Cumming and Steinberg.

(5) Consists of non-cash compensation valued in accordance with the disclosure rules of the Securities and Exchange Commission, as follows: personal use of corporate aircraft (Mr. Cumming: $251,754, $165,645 and $305,995 in 1996, 1995 and 1994, respectively, and Mr. Steinberg:
       $293,682, $248,971 and $264,338 in 1996, 1995 and 1994, respectively).
       The value of such other compensation for federal tax purposes may differ.

(6) Included in this amount is the annual premium on a term life insurance policy paid by the Company for the benefit of such person ($2,631 for Mr. Cumming and $2,530 for Mr. Steinberg), directors' fees from affiliates of the Company ($85,504 for Mr. Cumming, $92,172 for Mr. Steinberg, $27,170 for Mr. Mara and $3,000 for Mr. Orlando) and a contribution of $3,750 made by the Company to a defined contribution 401(k) plan on behalf of the named person.

(7) Consists of a contribution by the Company to a defined contribution 401(k) plan.

                              OPTION GRANTS IN 1996

 The following table shows all grants of options to the named executive in 1996.

                                                                                 Potential Realizable Value
                                                                                  at Assumed Annual Rates
                                                                                of Stock Price Appreciation
                                Individual Grants                                    For Option Term (2)
               --------------------------------------------------------------   --------------------------

                  Securities
                  Underlying        % of Total        Exercise
                Options Granted  Options Granted to    Price      Expiration
Name           (# of shares)(1)   Employees in 1996    ($/Sh)        Date       0%($)     5%($)   10%($)
----           ----------------   -----------------    ------        ----       -----     -----   ------

Thomas E. Mara      25,000             4.0%          $ 26.625      03/05/02     $0     $183,900   $406,371

Paul J. Borden       7,500             1.2%            26.625      03/05/02      0       55,170    121,911

Joseph A. Orlando   20,000             3.2%            26.625      03/05/02      0      147,120    325,097


----------------

(1) The options were granted pursuant to the Company's 1992 Stock Option Plan, as amended, at an exercise price equal to the fair market value of the Common Shares on the date of grant. The options become exercisable at the rate of 20% per year commencing one year after date of grant. The grant date of the options is March 5, 1996.

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

                     AGGREGATE OPTION EXERCISES IN 1996 AND
                       OPTION VALUES AT DECEMBER 31, 1996

        The following table provides information as to options exercised by each of the named executives in 1996 and the value of options held by such executives at year end measured in terms of the last reported sale price for the Common Shares on December 31, 1996 ($26.75, as reported on the New York Stock Exchange Composite Tape).

                                                                                        Value of
                                                             Number of Unexercised  Unexercised In-the-
                                                                  Options at         Money Options at
                                                               December 31, 1996     December 31, 1996
                                                               -----------------     -----------------

                         Number of Shares
                            Underlying                          Exercisable/         Exercisable/
Name                    Options Exercised   Value Realized      Unexercisable        Unexercisable
----                    -----------------   --------------      -------------        -------------
Ian M. Cumming                     --              --            0/0                  $0/0

Joseph S. Steinberg                --              --            0/0                  $0/0

Thomas E. Mara                 33,728         720,652            22,000/33,000        $282,000/$53,625

Paul J. Borden                  2,400          43,500            3,600/9,900          $22,725/$16,088

Joseph A. Orlando                  --              --            6,000/24,000         $37,875/$27,750



                                 RETIREMENT PLAN

        The Company and certain of its affiliated companies maintain a retirement plan, as amended December 31, 1995 (the "Retirement Plan"), for certain of its employees and employees of these affiliated companies. The Retirement Plan is intended to qualify under the provisions of Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). Benefits under the Retirement Plan are provided by an insurance company separate account which receives and invests company contributions. Participants are not required to make any contributions under the Retirement Plan.

        An employee is eligible for participation in the Retirement Plan after he is at least age 21 and has completed one year of service.

        For a participant employed by the Company retiring at normal retirement (age 65 with at least five years of service), the Retirement Plan provides a retirement benefit payable for life, equal to 1.25% of his final average pay up to the Covered Compensation level plus 1.75% of his final average pay in excess of the Covered Compensation level (subject to the limitations of Section 415 of the Code), times his years of credited service. The Covered Compensation level is the average of the maximum Social Security taxable wage base in the 35 years preceding retirement or termination. Final average pay is the average of the five highest consecutive years of compensation in the last ten years before retirement or termination. Years of credited service include all calendar years during which an employee has at least 1,000 hours of service while employed by the Company or an affiliate participating in the plan, but not before January 1, 1989.

        The Retirement Plan contains provisions for optional forms of payment and provides that the normal form of benefit in the case of a married participant is a benefit actuarially equivalent to an annuity for the life of the participant payable in the form of a 50% joint and survivor annuity for the participant and his spouse.

        A participant employed by the Company becomes 100% vested in his accrued benefit under the Retirement Plan after he has five years of service. If he terminates employment with less than five years of service, he will forfeit any benefits under the Retirement Plan.

        A participant employed by the Company with 10 or more years of service, who is age 55 or over, but less than age 65, and who has retired from the Company or a participating affiliate, may elect to receive an early retirement benefit. A participant with less than 10 years of service or who is under age 55, who has terminated employment with the Company or a participating affiliate, may elect to receive an early deferred vested benefit. The amount of such benefits are actuarially reduced to reflect payment before age 65.

        The projected annual retirement benefits under the Retirement Plan of the executive officers named in the Summary Compensation Table, expressed in the form of a straight-life annuity with no reduction for early commencement, and assuming continuous employment until age 65, are estimated as follows:


                    Ian M. Cumming.................. $16,765*
                    Joseph S. Steinberg.............  21,746*
                    Thomas E. Mara..................  10,691*
                    Paul J. Borden..................  63,490*
                    Joseph A. Orlando...............  79,869*

--------------------

* The benefits shown take into account limitations contained in Section 415 of the Code, and other limits on plan benefits that exist because of distributions received from a prior plan terminated as of December 31, 1988.


                              EMPLOYMENT AGREEMENTS

        The Company has employment agreements with Messrs. Cumming and Steinberg that provide for Mr. Cumming's employment as Chairman of the Board and Chief Executive Officer of the Company and for Mr. Steinberg's employment as President and Chief Operating Officer of the Company through June 30, 2003 at annual salaries of $500,000 (subject to cost-of-living adjustments), plus such additional compensation as may be voted by the Board of Directors of the Company. Messrs. Cumming and Steinberg are entitled to participate in all incentive plans of the Company and other subsidiary and affiliated companies, and the Company has agreed to carry at its expense term life insurance policies on their lives in the amount of $1,000,000 each, payable to such beneficiaries as each of Messrs. Cumming and Steinberg shall designate. Under the agreements, if there is a change in control of the Company and if either the employment of Messrs. Cumming or Steinberg is terminated by the Company without cause or Messrs. Cumming or Steinberg terminates his employment within one year of certain occurrences (such as the appointment or election of another person to his offices, the occurrence of the aggregate compensation and other benefits to be received by him for any twelve full calendar months falling below 115% of that received by him during the comparable preceding period, or a change in the location of his principal place of employment), Messrs. Cumming or Steinberg will be entitled to receive a severance allowance equal to the remainder of the aggregate annual salary (as adjusted for increases in the cost of living) that he would have received under his employment agreement. In addition, the Company or its successors will continue to carry through the scheduled termination of the employment agreements the life insurance payable to the beneficiaries of Messrs. Cumming and Steinberg.

        In addition, $4,000,000 was placed in escrow in 1993 (the "1993 Escrow") by the Company for the benefit of each of Ian M. Cumming and Joseph S. Steinberg pursuant to agreements dated as of December 28, 1993 between the Company and each of Messrs. Cumming and Steinberg (the "1993 Escrow Agreements").

The 1993 Escrow Agreements are identical to those described in footnote (2) to the Summary Compensation Table above, except (i) such funds vest at the rate of 20% for each full calendar year after December 31, 1997, during which Messrs. Cumming and Steinberg continue to be employed by the Company or any of its subsidiaries, (ii) in the event of the death or disability of Mr. Cumming or Mr. Steinberg, the funds would be 50% vested and (iii) amounts vested are to be paid to Messrs. Cumming and Steinberg on January 1, 2003, unless payment is accelerated by the Board.

        As required under the agreements, Messrs. Cumming and Steinberg timely filed a tax election resulting in their 1993 recognition for tax purposes of the full $4,000,000 placed in escrow. As a result, for tax purposes Messrs. Cumming and Steinberg reported income equal to the amount of the escrowed funds, and the Company deducted that amount for 1993. As permitted under the agreements, Messrs. Cumming and Steinberg directed that the Company's tax withholding obligation be paid with funds from the escrow accounts, leaving a reduced amount available for actual distribution to Messrs. Cumming and Steinberg from the escrow accounts as bonus compensation. The application of the escrow funds toward satisfaction of the Company's withholding obligation had no affect on the vesting schedule; accordingly, in the event either Mr. Cumming or Mr. Steinberg does not ultimately become fully vested in the respective amount placed in escrow, to the extent the funds remaining in escrow are less than the unvested portion for such person, Mr. Cumming and/or Mr. Steinberg, as the case may be, will be obligated to repay such deficiency to the Company.

        The funds placed in escrow will be reported in the Summary Compensation Table above in the appropriate columns for those years in which amounts are released from the escrow accounts.

        For information concerning certain other compensation awards placed in escrow for the benefit of Messrs. Cumming and Steinberg, see footnote (3) to the Summary Compensation Table above.


                            COMPENSATION OF DIRECTORS

        Directors who are also employees of the Company receive no remuneration for services as a member of the Board or any committee of the Board. In 1996, each director who was not an employee of the Company received a retainer of $18,000 plus $500 for each meeting of the Board and $300 for each meeting of a committee of the Board ($400 if a committee chairman) that he attended. In addition, under the terms of the 1992 Stock Option Plan, each non-employee director is automatically granted options to purchase 1,000 Common Shares on the date on which the annual meeting of the Company's shareholders is held each year. The purchase price of the Common Shares covered by such options is the fair market value of such Common Shares on the date of grant. These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 Common Shares at an exercise price of $24.75 per Common Share were awarded to each of Messrs. Paul M. Dougan, Lawrence D. Glaubinger, James E. Jordan and Jesse Clyde Nichols, III on May 14, 1996.

        For additional information, see "Certain Relationships and Related Transactions" below.


                                 INDEMNIFICATION

        Pursuant to a contract of insurance dated December 4, 1996 with National Union Fire Insurance Company of Pittsburgh, Pennsylvania, 70 Pine Street, New York, New York 10270, the Company maintains a $20,000,000 indemnification insurance policy covering all directors and officers of the Company and its named subsidiaries. The annual premium for such insurance is $888,000. During 1996, no payments were received under the Company's indemnification insurance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Set forth below is certain information as of April 11, 1997 with respect to the beneficial ownership of Common Shares by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Shares (the Company's only class of voting securities), (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table under "EXECUTIVE COMPENSATION," (iv) the Steinberg Children Trusts and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and directors of the Company as a group.

                                         Number of Shares
Name and Address                          and Nature of               Percent
of Beneficial Owner                     Beneficial Ownership          of Class
-------------------                     --------------------          --------

Group consisting of
  Travelers Group Inc.
  and Smith Barney
  Holdings Inc. (a).....................    3,105,508(b)                5.1%
Group consisting of
  CMCO, Inc., Robert
  Davidoff, Edwin S.
  Marks, Nancy A.
  Marks, Boas GRAT
  No. 1 Trust, Marks
  Family Foundation,
  Marjorie M. Boas,
  Mark Claster and Andrew
  Boas (c)(d)...........................    3,297,784                   5.4%
Paul J. Borden..........................        8,700 (e)               *
Ian M. Cumming..........................   10,110,402 (f)(g)           16.6%
Paul M. Dougan..........................        3,750 (h)               *
Lawrence D. Glaubinger..................       75,250 (i)                .1%
James E. Jordan.........................       21,750 (h)               *
Thomas E. Mara..........................      139,583 (j)                .2%
Jesse Clyde Nichols, III................       61,087 (h)                .1%
Joseph A. Orlando.......................       10,356 (k)               *
Joseph S. Steinberg.....................    9,262,340 (g)(l)           15.2%
The Steinberg Children
  Trusts................................    1,127,400 (m)               1.9%
Cumming Foundation .....................      708,059 (n)               1.2%
The Joseph S. and Diane
  H. Steinberg 1992
  Charitable Trust......................      399,190 (o)                .7%
All directors and executive
  officers as a group
  (12 persons)..........................   19,845,046 (p)              32.7%

-------------------

        *    Less than .1%.

        (a) The business address of this beneficial owner is 388 Greenwich Street, New York, New York 10013.

        (b) According to a Statement on Schedule 13G dated January 28, 1997, filed by Travelers Group Inc. and its wholly owned subsidiary, Smith Barney Holdings Inc., beneficial ownership of such Common Shares assumes the conversion of certain securities not specified in the Schedule 13G. Such entities disclaim beneficial ownership of such Common Shares.

        (c) The business address of this beneficial owner is c/o CMCO, Inc., 135 East 57th Street, New York, New York 10022.

        (d) Based upon Amendment No. 1 to a Statement on Schedule 13D dated December 1, 1992 filed by CMCO, Inc., Robert Davidoff, Edwin S. Marks, Nancy A. Marks, Boas GRAT No. 1 Trust, Marks Family Foundation, Marjorie M. Boas, Mark Claster and Andrew Boas and information provided by CMCO, Inc.

        (e) Includes 5,100 Common Shares that may be acquired upon the exercise of currently exercisable stock options.

        (f) Includes 413,112 (.7%) Common Shares beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee (the "Trusts")) as to which Mr. Cumming may be deemed to be the beneficial owner.

        (g) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.

        (h) Consists of 3,750 Common Shares that may be acquired upon the exercise of currently exercisable stock options.

        (i) Includes 1,250 Common Shares that may be acquired upon the exercise of currently exercisable stock options.

        (j) Includes (i) 27,000 Common Shares that may be acquired upon the exercise of currently exercisable stock options and (ii) 49,200 (less than .1%) Common Shares owned by Mr. Mara's wife and minor daughter as to which Mr. Mara disclaims beneficial ownership.

        (k) Includes 8,000 Common Shares that may be acquired upon the exercise of currently exercisable stock options.

        (l) Includes 46,400 (less than .1%) Common Shares beneficially owned by Mr. Steinberg's wife and minor daughter as to which Mr. Steinberg may be deemed to be the beneficial owner.

        (m) Mr. Steinberg disclaims beneficial ownership of the Common Shares held by the Steinberg Children Trusts.

        (n) Includes 259,965 Common Shares that may be acquired by this private charitable foundation upon conversion of the Company's Debentures. Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Shares held by the foundation.

        (o) Includes 189,008 Common Shares that may be acquired by this private charitable foundation upon conversion of the Company's Debentures. Mr. Steinberg and his wife are the trustees of the foundation. Mr. Steinberg disclaims beneficial ownership of the Common Shares held by the foundation.

        (p) Includes 49,200 Common Shares owned of record by the wife and minor daughter of Mr. Mara as to which he disclaims beneficial ownership. In addition, because they may be acquired within 60 days, includes
             (i) 12,500 Common Shares that may be acquired by directors pursuant to the exercise of currently exercisable stock options; and (ii) 46,700 Common Shares that may be acquired by certain officers pursuant to the exercise of currently exercisable stock options.

        As of April 11, 1997, Cede & Co. held of record 35,475,222 Common Shares (approximately 58.4% of the total number of Common Shares outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

Item 13.  Certain Relationships and Related Transactions.

        Pursuant to an agreement dated as of August 1, 1988 among the Company, Ian M. Cumming and Joseph S. Steinberg, upon the death of either Mr. Cumming or Mr. Steinberg, the Company has agreed to purchase from the respective estate up to 55% of his direct and/or indirect interest in the Company, subject to reduction in certain circumstances, not to exceed $50,000,000 in value. The agreement provides that Mr. Cumming's and Mr. Steinberg's interests in the Company will be valued at the higher of the average closing price of the Common Shares on the New York Stock Exchange for the 40 trading days preceding the date of death or the net book value of the Common Shares at the end of the fiscal quarter preceding the date of death. The Company has agreed to fund the purchase of Common Shares pursuant to this Agreement by purchasing and maintaining insurance on the life of each of Messrs. Cumming and Steinberg in the aggregate face amount of $50,000,000 per individual. This agreement will expire in December 1997 (subject to earlier termination in certain circumstances). The Company has purchased the life insurance contemplated by this agreement, the premiums for which aggregated approximately $337,000 in 1996. These amounts are not included in the Summary Compensation Table appearing elsewhere in this Report.

        For information concerning certain compensation awards placed in escrow for the benefit of Messrs. Cumming and Steinberg, see footnote (3) to the Summary Compensation Table and "Employment Agreements" above.

        In January 1994, the Company acquired 50% of Symskaya Exploration, Inc. ("SEI"), a company engaged in the exploration and development of oil and gas in the Krasnoyarsk region of eastern Siberia. Equity Oil (of which Paul Dougan, a director of the Company, is President and Chief Executive Officer) owns the remaining 50% of SEI. In connection with such acquisition, the Company entered into a shareholders' agreement with Equity Oil, pursuant to which the Company has agreed to make certain contributions to SEI for SEI's projects. In 1996, the Company wrote-off $7,041,000 representing its investment in an unsuccessful well drilled by SEI.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEUCADIA NATIONAL CORPORATION
                                         Registrant


                                   By:  /s/ Barbara L. Lowenthal
                                       ------------------------------------
                                        Barbara L. Lowenthal
                                        Vice President and Comptroller


Dated:  April 29, 1997