Form 10-Q
period 1997-03-31
LEUCADIA NATIONAL CORP
filed 1997-05-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

                 ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES [X]       NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               YES [ ]       NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 6, 1997: 60,795,807.

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1997 and December 31, 1996
(Dollars in thousands, except par value)

                                                                                          March 31,         December 31,
                                                                                            1997               1996
                                                                                      ----------------    ---------------
                                                                                        (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $2,055,596 and $1,926,201)                       $2,030,675          $1,928,938
  Trading securities (aggregate cost of $27,889 and $32,317)                                 27,507              31,030
  Held to maturity (aggregate fair value of $64,570 and $68,198)                             65,001              68,202
  Policyholder loans                                                                          5,127               4,955
  Other investments, including accrued interest income                                       51,987              68,059
                                                                                         ----------          ----------
       Total investments                                                                  2,180,297           2,101,184
Cash and cash equivalents                                                                   331,225             299,472
Reinsurance receivable, net                                                                 252,721             246,946
Trade, notes and other receivables, net                                                     476,840             456,088
Prepaids and other assets                                                                   223,088             222,141
Property, equipment and leasehold improvements, net                                          88,479              89,640
Deferred policy acquisition costs                                                            43,213              41,654
Deferred income taxes                                                                        86,939              81,102
Separate and variable accounts                                                              445,627             436,992
Investments in associated companies                                                         224,529             206,384
Net assets of discontinued operations                                                       143,316             149,758
                                                                                         ----------          ----------
                Total                                                                    $4,496,274          $4,331,361
                                                                                         ==========          ==========

LIABILITIES
Customer banking deposits                                                                $  206,299          $  209,261
Trade payables and expense accruals                                                         170,782             187,561
Other liabilities                                                                           135,925             120,753
Income taxes payable                                                                         43,789              42,240
Policy reserves                                                                           1,258,232           1,253,445
Unearned premiums                                                                           446,859             431,323
Separate and variable accounts                                                              445,017             435,937
Debt, including current maturities                                                          523,703             523,366
                                                                                         ----------          ----------
       Total liabilities                                                                  3,230,606           3,203,886
                                                                                         ----------          ----------
Minority interest                                                                             9,292               9,368
                                                                                         ----------          ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely Company securities                                        150,000              -
                                                                                         ----------          ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
  60,460,018 and 60,417,579 shares issued and outstanding, after deducting
  54,355,052 and 54,353,691 shares held in treasury                                          60,460              60,418
Additional paid-in capital                                                                  161,402             161,026
Net unrealized gain (loss) on investments                                                   (23,110)              1,759
Retained earnings                                                                           907,624             894,904
                                                                                         ----------          ----------
       Total shareholders' equity                                                         1,106,376           1,118,107
                                                                                         ----------          ----------
                Total                                                                    $4,496,274          $4,331,361
                                                                                         ==========          ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 1997 and 1996
(Unaudited)


                                                                                       1997                          1996
                                                                                       ----                          ----
                                                                                     (In thousands, except per share amounts)
REVENUES:
   Insurance revenues and commissions                                                   $203,135                  $212,188
   Manufacturing                                                                          35,951                    38,377
   Finance                                                                                10,609                    13,311
   Investment and other income                                                            69,702                    59,374
   Net securities gains                                                                    2,172                     7,061
   Equity in losses of associated companies                                              (11,011)                     (378)
                                                                                        --------                  --------
                                                                                         310,558                   329,933
                                                                                        --------                  --------
EXPENSES:
   Provision for insurance losses and policy benefits                                    175,412                   181,651
   Amortization of deferred policy acquisition costs                                      21,484                    25,567
   Manufacturing cost of goods sold                                                       25,002                    28,364
   Interest                                                                               12,958                    13,879
   Salaries                                                                               19,353                    19,953
   Selling, general and other expenses                                                    44,062                    50,000
                                                                                        --------                  --------
                                                                                         298,271                   319,414
                                                                                        --------                  --------
       Income from continuing operations before income taxes and
        minority expense of trust preferred securities                                    12,287                    10,519
                                                                                        --------                  --------
Income taxes:
   Current                                                                                 1,715                     1,367
   Deferred                                                                                3,064                     1,768
                                                                                        --------                  --------
                                                                                           4,779                     3,135
                                                                                        --------                  --------
       Income from continuing operations before minority expense
        of trust preferred securities                                                      7,508                     7,384
Minority expense of trust preferred securities, net of taxes                               1,757                     -
                                                                                        --------                  --------
       Income from continuing operations                                                   5,751                     7,384

Income from discontinued operations, net of taxes                                          6,969                     8,217
                                                                                        --------                  --------

       Net income                                                                       $ 12,720                  $ 15,601
                                                                                        ========                  ========

Earnings per common and dilutive common equivalent share:
   Income from continuing operations                                                       $ .09                     $ .12
   Income from discontinued operations                                                       .12                       .14
                                                                                           -----                     -----

       Net income                                                                          $ .21                     $ .26
                                                                                           =====                     =====

Fully diluted earnings per common share:
   Income from continuing operations                                                       $ .09                     $ .12
   Income from discontinued operations                                                       .12                       .14
                                                                                           -----                     -----

       Net income                                                                          $ .21                     $ .26
                                                                                           =====                     =====

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1997 and 1996
(Unaudited)

                                                                                         1997            1996
                                                                                         ----            ----
                                                                                        (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $ 12,720        $ 15,601
Adjustments to reconcile net income to net cash (used for) operations:
 Provision for deferred income taxes                                                      4,302           4,990
 Depreciation and amortization of property, equipment and leasehold improvements          4,341           4,567
 Other amortization                                                                      24,093          29,073
 Provision for doubtful accounts                                                          3,952           4,630
 Net securities (gains)                                                                  (5,395)         (8,294)
 Equity in losses of associated companies                                                11,011             378
 Minority expense of trust preferred securities, net of taxes                             1,757           -
 Gain on disposal of real estate, property and equipment                                 (9,332)         (2,690)
 Purchases of investments classified as trading                                         (77,674)        (93,509)
 Proceeds from sales of investments classified as trading                                65,538          89,681
 Deferred policy acquisition costs incurred and deferred                                (27,938)        (35,488)
 Net change in:
   Reinsurance receivable                                                                (4,569)        (13,301)
   Trade, notes and other receivables                                                   (42,041)        (60,007)
   Prepaids and other assets                                                            (33,486)        (12,012)
   Trade payables and expense accruals                                                  (16,706)         (4,559)
   Other liabilities                                                                     15,389          31,829
   Income taxes payable                                                                   2,213           2,201
   Policy reserves                                                                        2,846         (21,226)
   Unearned premiums                                                                     15,032          22,905
 Other                                                                                      553             721
                                                                                       --------        --------
  Net cash (used for) operating activities                                              (53,394)        (44,510)
                                                                                       --------        --------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements               (6,758)         (9,257)
Proceeds from disposals of real estate, property and equipment                           15,009           9,962
Advances on loan receivables                                                            (20,066)        (34,093)
Principal collections on loan receivables                                                28,070          40,307
Purchases of investments (other than short-term)                                       (696,499)       (730,094)
Proceeds from maturities of investments                                                 204,300         196,242
Proceeds from sales of investments                                                      390,933         617,950
                                                                                       --------        --------
  Net cash provided by (used for) investing activities                                  (85,011)         91,017
                                                                                       --------        --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                         327             439
Net change in customer banking deposits                                                  (2,912)          7,073
Net change in policyholder account balances                                               1,507          (2,215)
Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust                                             147,636          -
Reduction of long-term debt                                                                (779)        (27,812)
                                                                                       --------        --------
  Net cash provided by (used for) financing activities                                  145,779         (22,515)
                                                                                       --------        --------

  Net increase in cash and cash equivalents                                               7,374          23,992
Cash and cash equivalents at January 1,                                                 386,807         266,158
                                                                                       --------        --------
Cash and cash equivalents at March 31,                                                 $394,181        $290,150
                                                                                       ========        ========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 1997 and 1996
(Unaudited)


                                                                           Net
                                              Common                    Unrealized
                                              Shares      Additional       Gain
                                              $1 Par        Paid-In      (Loss) on      Retained
                                              Value         Capital     Investments     Earnings     Total
                                              -----         -------     -----------     --------     -----
                                                                     (Thousands of dollars)
Balance, January 1, 1996                      $60,164      $159,914       $ 30,086      $861,327   $1,111,491
Exercise of options to purchase
  common shares                                    96           749                                       845
Purchase of stock for treasury                     (9)         (199)                                     (208)
Net change in unrealized gain (loss)
  on investments                                                           (29,014)                   (29,014)
Net income                                                                                15,601       15,601
                                              -------      --------       --------      --------   ----------

Balance, March 31, 1996                       $60,251      $160,464       $  1,072      $876,928   $1,098,715
                                              =======      ========       ========      ========   ==========


Balance, January 1, 1997                      $60,418      $161,026       $  1,759      $894,904   $1,118,107
Exercise of options to purchase
  common shares                                    44           411                                       455
Purchase of stock for treasury                     (2)          (35)                                      (37)
Net change in unrealized gain (loss)
  on investments                                                           (24,869)                   (24,869)
Net income                                                                                12,720       12,720
                                              -------      --------       --------      --------   ----------

Balance, March 31, 1997                       $60,460      $161,402       $(23,110)     $907,624   $1,106,376
                                              =======      ========       ========      ========   ==========




             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1996 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1996 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

        On April 30, 1997, the Company signed an agreement to sell its subsidiaries, Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain related assets, including its health insurance operations, to Conseco, Inc. for $460,000,000, including $400,000,000 in notes secured by non-cancellable letters of credit and $60,000,000 in cash. These companies are principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The sale is subject to customary terms and conditions, including the receipt of regulatory approvals, and is expected to close in the third quarter of 1997. The Company expects to report a pre-tax gain of approximately $300,000,000 upon consummation of the transaction. These companies have been classified as discontinued operations and prior periods' Consolidated Balance Sheets and Consolidated Statements of Income have been restated to conform with this presentation. See Note 5 below for additional information.

        Certain amounts for prior periods have been reclassified to be consistent with the 1997 presentation.

2. In January 1997, the Company sold $150,000,000 aggregate liquidation amount of 8.65% trust issued preferred securities of its wholly-owned subsidiary, Leucadia Capital Trust I, (the "Trust"). These Company-obligated mandatorily redeemable preferred securities have an effective maturity date of January 15, 2027 and represent undivided beneficial interests in the Trust's assets, which consist solely of $154,640,000 principal amount of 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 of the Company. Considered together, the "back-up undertakings" of the Company related to the Trust's preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

3. In February 1997, the Company replaced its $150,000,000 bank credit agreement facilities and its $50,000,000 of outstanding bank term loans with a new contractual bank credit facility of $200,000,000. The new facility bears interest based on the prime rate or LIBOR and expires in February 2002.

4. On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures"), at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest through April 11, 1997. The redemption date, but not the interest accrual period, was subsequently extended through June 12, 1997. The funds to be used for this redemption are expected to be derived from either working capital or borrowings under the Company's credit facility.

5. The components of net assets of discontinued operations included in the consolidated balance sheets are as follows (in thousands):


                                                                 March 31,                 December 31,
                                                                   1997                        1996
                                                                 ---------                 ------------
           Investments                                          $  696,473                  $  688,936
           Cash and cash equivalents                                62,956                      87,335
           Separate account assets                                 109,888                     109,082
           Deferred policy acquisition costs                        66,757                      64,013
           Other                                                    69,064                      62,967
                                                                ----------                  ----------
              Total assets                                       1,005,138                   1,012,333
                                                                ----------                  ----------

           Policy reserves                                         686,766                     687,200
           Separate account liabilities                            109,888                     109,082
           Other                                                    65,168                      66,293
                                                                ----------                  ----------
              Total liabilities                                    861,822                     862,575
                                                                ----------                  ----------

              Net assets of discontinued operations             $  143,316                  $  149,758
                                                                ==========                  ==========


        A summary of the results of discontinued operations is as follows for the three month periods ended March 31, 1997 and 1996 (in thousands):


                                                                             1997                  1996
                                                                             ----                  ----
           Revenues                                                         $61,257               $54,573
                                                                            -------               -------
           Expenses:
              Provision for insurance losses and policy benefits             39,955                32,324
              Other operating expenses                                       10,581                 9,690
                                                                            -------               -------
                                                                             50,536                42,014
                                                                            -------               -------

           Income before income taxes                                        10,721                12,559
           Income taxes                                                       3,752                 4,342
                                                                            -------               -------

           Income from discontinued operations, net of taxes                $ 6,969               $ 8,217
                                                                            =======               =======

6. Earnings per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate earnings per share amounts was 60,614,000 for 1997 and 60,586,000 for 1996. Conversion of the outstanding 5 1/4% Debentures was not assumed in calculating fully diluted earnings per share amounts for both periods since the effect of such assumed conversion would have been to increase earnings per share.

7. Cash paid for interest and income taxes (net of refunds) was $11,171,000 and $2,016,000 respectively, for the three month period ended March 31, 1997 and $14,092,000 and $287,000, respectively, for the three month period ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1996 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

During each of the three month periods ended March 31, 1997 and 1996, the Company operated profitably. For the three month period ended March 31, 1997, net cash was used for operations, principally to fund its capital commitments in Pepsi International Bottlers as described below. For the three month period ended March 31, 1996, net cash was used for operations, principally to settle the Proposition 103 liability and to reinsure a block of single premium deferred annuity business.

In April 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB"), with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company and PepsiCo have committed to make capital contributions to PIB of $79,500,000 and $26,500,000, respectively. As of December 31, 1996, the Company contributed $51,000,000; the balance was funded in January 1997. After reflecting its share of losses since inception, the book value of the Company's investment was $53,715,000 at March 31, 1997. In February 1997, the Company, PepsiCo and PIB signed a term sheet with third party lenders to provide $90,000,000 of additional financing to PIB. Actual funding will require satisfactory negotiation and execution of definitive loan agreements, as well as, among other things, a license from the Russian Central Bank. Pending satisfaction of such requirements, bridge financing to PIB to cover operating costs and capital expenditures will be necessary. The Company estimates that its share of the bridge financing should not exceed $37,500,000.

In January 1997, the Company sold $150,000,000 aggregate liquidation amount of 8.65% trust issued preferred securities of its wholly-owned subsidiary, Leucadia Capital Trust I (the "Trust"). These Company-obligated mandatorily redeemable preferred securities have an effective maturity date of January 15, 2027 and represent undivided beneficial interests in the Trust's assets, which consist solely of $154,640,000 principal amount of 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 of the Company. Considered together, the "back-up undertakings" of the Company related to the Trust's preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

In February 1997, the Company replaced its $150,000,000 bank credit agreement facilities and its $50,000,000 of outstanding bank term loans with a new contractual bank credit facility of $200,000,000. The new facility bears interest based on the prime rate or LIBOR and expires in February 2002. The Company utilized $50,000,000 of the new facility as of March 31, 1997.

On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures"), at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest through April 11, 1997. The redemption date, but not the interest accrual period, was subsequently extended through June 12, 1997. The funds to be used for this redemption are expected to be derived from either working capital or borrowings under the Company's credit facility.

On April 30, 1997, the Company signed an agreement to sell its subsidiaries, Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain related assets, including its health insurance operations, to Conseco, Inc. for $460,000,000, including $400,000,000 in notes secured by non-cancellable letters of credit and $60,000,000 in cash. These companies are principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The sale is subject to customary terms and conditions, including the receipt of regulatory approvals, and is expected to close in the third quarter of 1997. The Company expects to report a pre-tax gain of approximately $300,000,000 upon consummation of the transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

On May 8, 1997, the Company signed an agreement to sell a real estate investment for $100,000,000 payable in cash. The Company expects to report a pre-tax gain of approximately $38,000,000 upon consummation of the transaction which is expected to occur in June 1997.

As more fully described in the 1996 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of increases in market interest rates during 1997, the unrealized gain on investments at the end of 1996 decreased to an unrealized loss of $23,110,000 as of March 31, 1997. While this has resulted in a decrease in shareholders' equity and book value per share, it had no effect on results of operations or cash flows.

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 1996

Earned premium revenues of the Colonial Penn P&C Group were $126,165,000 and $126,697,000 for the three month periods ended March 31, 1997 and 1996, respectively. Earned premiums from voluntary automobile policies were 16.8% higher during 1997 as compared to 1996, and voluntary automobile policies in force at March 31, 1997 increased 2.7% from December 31, 1996. This growth in voluntary automobile business was offset by the continued depopulation of state assigned risk automobile pools and reduced service fee business.

Earned premium revenues and commissions of the Empire Group were $75,796,000 and $84,537,000 for the three month periods ended March 31, 1997 and 1996, respectively. The decrease in earned premiums principally relates to the depopulation of the assigned risk automobile pools and reduced volume in certain commercial lines resulting from tighter underwriting standards and increased competition.


The Company's loss ratios for its property and casualty operations were as follows:

                                    1997                1996
                                    ----                ----
         Loss Ratio:
             GAAP                   86.7%               86.0%
             SAP                    85.6%               82.7%
         Expense Ratio:
             GAAP                   16.1%               18.3%
             SAP                    15.3%               16.6%
         Combined Ratio:
             GAAP                  102.8%              104.3%
             SAP                   100.9%               99.3%


The provision for insurance losses and policy benefits includes catastrophe losses estimated at approximately $500,000 and $3,000,000 for the three month periods ended March 31, 1997 and 1996, respectively. The combined ratios of the Colonial Penn P&C Group increased due to increased levels of new voluntary automobile business for which higher loss reserves are provided than on renewal business. The expense ratios of the Empire Group decreased reflecting certain unusual expense charges which were recorded during the first quarter of 1996. The difference between the SAP and GAAP combined ratios during 1996 principally reflects an adjustment to SAP reinsurance reserves and accounting for certain expenses which are treated differently under SAP and GAAP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

The manufacturing segment reported operating profits in 1997 as compared to operating losses in 1996. Although manufacturing revenues decreased in 1997 principally due to the disposal of certain non-performing businesses in 1996, gross profit and pre-tax results for this segment improved in 1997 as compared to 1996 primarily due to improved margins at the plastics division and the 1996 dispositions.

Finance revenues and operating profits reflect the level of consumer instalment loans. Such loans approximated $219,799,000 at March 31, 1997 and $233,351,000 at December 31, 1996. The decrease in finance revenues was partially offset by reduced expenses and decreased losses on automobile loans. The Company expects that the increased level of competition in its automobile lending business will continue and, together with the Company's tightened underwriting standards and the generally lower rates being offered by competitors, is likely to result in a further contraction in the size of this portfolio.

Investment and other income increased in 1997 as compared to 1996 principally due to higher investment yields and increased gains from sales of real estate properties.

Equity in losses of associated companies increased in 1997 primarily due to start-up losses from the Company's equity investment in PIB of $8,510,000. The Company anticipates that PIB will continue to experience operating losses during the period that PIB is building production, distribution capacity and market share.

The decrease in selling, general and other expenses in 1997 as compared to 1996 principally reflects decreased operating expenses of real estate properties, decreased expenses relating to certain investment activities, including exploring investment opportunities in Russia, and lower provisions for bad debts in the banking and lending segment.

The 1996 provision for income taxes reflects reductions for the favorable resolution of certain federal income tax contingencies and the recognition of additional deferred tax benefits.

The number of shares used to calculate earnings per share amounts was 60,614,000 for 1997 and 60,586,000 for 1996. For fully diluted per share amounts, the 5 1/4% Debentures were not assumed to have been converted in both periods since the effect of such assumed conversion would have been to increase earnings per share.

                           PART II - OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  A)  EXHIBITS.


                        27       Financial Data Schedule.

                  B)  REPORTS ON FORM 8-K.

                        The Company filed a current report on Form 8-K dated January 14, 1997 which sets forth information under Item
                        5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEUCADIA NATIONAL CORPORATION
                                    (Registrant)




Date:   May 14, 1997                 By:  /s/ Barbara L. Lowenthal
                                         ----------------------------------
                                          Barbara L. Lowenthal
                                          Vice President and Comptroller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                                          Exemption
  Number                     Description                           Indication
  ------                     -----------                           ----------


    27                       Financial Data Schedule.