Form 10-Q
period 1997-06-30
LEUCADIA NATIONAL CORP
filed 1997-08-13
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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


                                 (212) 460 -1900
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                          ----------------------------

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

                               YES [ ]     NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 6, 1997: 63,801,297.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1997 and December 31, 1996
(Dollars in thousands, except par value)

                                                                                         June 30,        December 31,
                                                                                          1997               1996
                                                                                       -----------       ------------
                                                                                         (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $2,190,162 and $1,926,201)                      $2,186,398         $1,928,938
  Trading securities (aggregate cost of $45,142 and $32,317)                                45,039             31,030
  Held to maturity (aggregate fair value of $63,539 and $68,198)                            63,626             68,202
  Policyholder loans                                                                         4,898              4,955
  Other investments, including accrued interest income                                      50,958             68,059
                                                                                        ----------         ----------
      Total investments                                                                  2,350,919          2,101,184
Cash and cash equivalents                                                                  259,308            299,472
Reinsurance receivable, net                                                                246,657            246,946
Trade, notes and other receivables, net                                                    565,543            456,088
Prepaids and other assets                                                                  194,123            222,141
Property, equipment and leasehold improvements, net                                         89,392             89,640
Deferred policy acquisition costs                                                           42,521             41,654
Deferred income taxes                                                                       72,117             81,102
Separate and variable accounts                                                             507,603            436,992
Investments in associated companies                                                        207,874            206,384
Net assets of discontinued operations                                                      151,180            149,758
                                                                                        ----------         ----------
              Total                                                                     $4,687,237         $4,331,361
                                                                                        ==========         ==========

LIABILITIES
Customer banking deposits                                                               $  200,170         $  209,261
Trade payables and expense accruals                                                        165,552            187,561
Other liabilities                                                                          129,242            120,753
Income taxes payable                                                                        50,603             42,240
Policy reserves                                                                          1,251,119          1,253,445
Unearned premiums                                                                          455,677            431,323
Separate and variable accounts                                                             507,603            435,937
Debt, including current maturities                                                         579,384            523,366
                                                                                        ----------         ----------
      Total liabilities                                                                  3,339,350          3,203,886
                                                                                        ----------         ----------
Minority interest                                                                            9,517              9,368
                                                                                        ----------         ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely Company securities                                       150,000              -
                                                                                        ----------         ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 61,552,990 and 60,417,579 shares issued and outstanding, after deducting
  54,360,980 and 54,353,691 shares held in treasury                                         61,553             60,418
Additional paid-in capital                                                                 190,674            161,026
Net unrealized gain (loss) on investments                                                   (5,030)             1,759
Retained earnings                                                                          941,173            894,904
                                                                                        ----------         ----------
      Total shareholders' equity                                                         1,188,370          1,118,107
                                                                                        ----------         ----------
              Total                                                                     $4,687,237         $4,331,361
                                                                                        ==========         ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended June 30, 1997 and 1996
(In thousands, except per share amounts)
(Unaudited)

                                                                                  For the Three Month       For the Six Month
                                                                                 Period Ended June 30,    Period Ended June 30,
                                                                                 ---------------------    ---------------------
                                                                                   1997        1996          1997        1996
                                                                                   ----        ----          ----        ----
REVENUES:
   Insurance revenues and commissions                                             $202,058    $211,480    $405,193    $423,668
   Manufacturing                                                                    34,619      40,208      70,570      78,585
   Finance                                                                          10,252      12,701      20,861      26,012
   Investment and other income                                                     106,418      57,349     176,120     116,723
   Net securities gains (losses)                                                      (433)      3,259       1,739      10,320
   Equity in losses of associated companies                                         (9,382)     (5,325)    (20,393)     (5,703)
                                                                                  --------    --------    --------    --------
                                                                                   343,532     319,672     654,090     649,605
                                                                                  --------    --------    --------    --------
EXPENSES:
   Provision for insurance losses and policy benefits                              179,105     184,321     354,517     365,972
   Amortization of deferred policy acquisition costs                                20,434      24,066      41,918      49,633
   Manufacturing cost of goods sold                                                 24,251      29,583      49,253      57,947
   Interest                                                                         11,822      13,368      24,780      27,247
   Salaries                                                                         20,286      19,555      39,639      39,508
   Selling, general and other expenses                                              41,466      45,507      85,528      95,507
                                                                                  --------    --------    --------    --------
                                                                                   297,364     316,400     595,635     635,814
                                                                                  --------    --------    --------    --------
      Income from continuing operations before income taxes, minority expense of
       trust preferred securities and extraordinary loss                            46,168       3,272      58,455      13,791
                                                                                  --------    --------    --------    --------
Income taxes:
   Current                                                                           9,001       2,892      10,716       4,259
   Deferred                                                                          7,833      (3,646)     10,897      (1,878)
                                                                                  --------    --------    --------    --------
                                                                                    16,834        (754)     21,613       2,381
                                                                                  --------    --------    --------    --------
      Income from continuing operations before minority
       expense of trust preferred securities and extraordinary loss                 29,334       4,026      36,842      11,410
Minority expense of trust preferred securities, net of taxes                         2,109          -        3,866          -
                                                                                  --------    --------    --------    --------
      Income from continuing operations before extraordinary loss                   27,225       4,026      32,976      11,410

Income from discontinued operations, net of taxes                                    8,368       9,147      15,337      17,364
                                                                                  --------    --------    --------    --------

      Income before extraordinary loss                                              35,593      13,173      48,313      28,774
Extraordinary loss from early extinguishment of debt, net of
   income tax benefit of $1,100                                                     (2,044)         -       (2,044)         -
                                                                                  --------    --------    --------    --------
       Net income                                                                 $ 33,549    $ 13,173    $ 46,269    $ 28,774
                                                                                  ========    ========    ========    ========

Earnings (loss) per common and dilutive common equivalent share:
   Income from continuing operations before extraordinary loss                       $ .44       $ .07       $ .54       $ .19
   Income from discontinued operations                                                 .14         .15         .25         .29
   Extraordinary loss                                                                 (.03)        -          (.03)        -
                                                                                     -----       -----       -----       -----
       Net income                                                                    $ .55       $ .22       $ .76        $.48
                                                                                     =====       =====       =====       =====

Fully diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary loss                       $ .43       $ .07       $ .54       $ .19
   Income from discontinued operations                                                 .13         .15         .24         .29
   Extraordinary loss                                                                 (.03)        -          (.03)        -
                                                                                     -----       -----       -----       -----
       Net income                                                                    $ .53       $ .22       $ .75       $ .48
                                                                                     =====       =====       =====       =====

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)

                                                                                                    1997             1996
                                                                                                    ----             ----
                                                                                                    (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $   46,269         $  28,774
Adjustments to reconcile net income to net cash (used for) operations:
 Extraordinary loss, net of income tax benefit                                                       2,044             -
 Provision (benefit) for deferred income taxes                                                      10,897            (1,878)
 Depreciation and amortization of property, equipment and leasehold improvements                     7,959             8,794
 Other amortization                                                                                 44,337            53,709
 Provision for doubtful accounts                                                                     6,367             7,895
 Net securities (gains)                                                                             (1,739)          (10,320)
 (Gain) on disposal of real estate, property and equipment                                         (56,532)           (2,436)
 Equity in losses of associated companies                                                           20,393             5,703
 Minority expense of trust preferred securities, net of taxes                                        3,866             -
 Purchases of investments classified as trading                                                    (94,341)          (83,279)
 Proceeds from sales of investments classified as trading                                           76,520            83,176
 Deferred policy acquisition costs incurred and deferred                                           (42,785)          (51,829)
 Net change in:
   Reinsurance receivables                                                                             289            19,255
   Trade, notes and other receivables                                                             (131,467)          (53,839)
   Prepaids and other assets                                                                       (51,515)          (32,961)
   Net assets of discontinued operations                                                              (196)            1,050
   Trade payables and expense accruals                                                             (20,917)           (6,799)
   Other liabilities                                                                                 7,930            21,773
   Income taxes payable                                                                              8,337               440
   Policy reserves                                                                                  (2,326)          (29,269)
   Unearned premiums                                                                                24,354            39,834
 Other                                                                                               1,189              (630)
                                                                                               -----------         ---------
  Net cash (used for) operating activities                                                        (141,067)           (2,837)
                                                                                               -----------         ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                         (36,848)          (14,516)
Proceeds from disposals of real estate, property and equipment                                     139,168            15,879
Advances on loan receivables                                                                       (53,186)          (68,581)
Principal collections on loan receivables                                                           61,771            71,382
Purchases of investments (other than short-term)                                                (1,049,024)         (832,062)
Proceeds from maturities of investments                                                            281,825           302,238
Proceeds from sales of investments                                                                 535,202           625,525
                                                                                               -----------         ---------
  Net cash provided by (used for) investing activities                                            (121,092)           99,865
                                                                                               -----------         ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                113,488               322
Net change in customer banking deposits                                                             (9,039)            7,983
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust      147,465             -
Issuance of long-term debt, net of issuance costs                                                    -                 8,799
Reduction of long-term debt                                                                        (29,919)          (29,377)
                                                                                               -----------         ---------
 Net cash provided by (used for) financing activities                                              221,995           (12,273)
                                                                                               -----------         ---------

  Net (decrease) increase in cash and cash equivalents                                             (40,164)           84,755
Cash and cash equivalents at January 1,                                                            299,472           206,729
                                                                                               -----------         ---------
Cash and cash equivalents at June 30,                                                          $   259,308         $ 291,484
                                                                                               ===========         =========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 1997 and 1996
(Unaudited)

                                                                                Net
                                                 Common                      Unrealized
                                                 Shares       Additional        Gain
                                                 $1 Par         Paid-In      (Loss) on       Retained
                                                 Value          Capital     Investments      Earnings     Total
                                               ----------     -----------   -----------    -----------  ----------
                                                                       (Thousands of dollars)
BALANCE, JANUARY 1, 1996                         $60,164       $159,914      $ 30,086       $861,327    $1,111,491
Exercise of options to purchase
  common shares                                      177          1,144                                      1,321
Purchase of stock for treasury                       (24)          (552)                                      (576)
Net change in unrealized gain (loss)
  on investments                                                              (38,608)                     (38,608)
Net income                                                                                    28,774        28,774
                                                 -------       --------      --------       --------    ----------

BALANCE, JUNE 30, 1996                           $60,317       $160,506      $ (8,522)      $890,101    $1,102,402
                                                 =======       ========      ========       ========    ==========


BALANCE, JANUARY 1, 1997                         $60,418       $161,026      $  1,759       $894,904    $1,118,107
Exercise of options to purchase
  common shares                                      110          1,184                                      1,294
Conversion of 5 1/4% Convertible
  Subordinated Debentures                          1,033         28,669                                     29,702
Purchase of stock for treasury                        (8)          (205)                                      (213)
Net change in unrealized gain (loss)
  on investments                                                               (6,789)                      (6,789)
Net income                                                                                    46,269        46,269
                                                 -------       --------      --------       --------    ----------

BALANCE, JUNE 30, 1997                           $61,553       $190,674      $ (5,030)      $941,173    $1,188,370
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

       On April 30, 1997, the Company signed an agreement to sell its subsidiaries, Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain related assets, including its health insurance operations, to Conseco, Inc. for $460,000,000, including $400,000,000 in notes secured by non-cancelable letters of credit and $60,000,000 in cash. These companies are principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The sale is subject to customary terms and conditions, including the receipt of regulatory approvals, and is expected to close in the third quarter of 1997. The Company expects to report a pre-tax gain of approximately $300,000,000 upon consummation of the transaction. The operations of these companies have been classified as discontinued operations and prior periods' financial statements have been restated to conform with this presentation. See Note 6 below for additional information.

       Certain amounts for prior periods have been reclassified to be consistent with the 1997 presentation.

2. On June 30, 1997, the Company signed an agreement to sell the property and casualty insurance business of the Colonial Penn P&C Group to General Electric Capital Corporation for $950,000,000 in cash, plus an aggregate of $156,164 per day from and including January 1, 1997 through and including the closing date. The Group's primary business is providing private passenger automobile insurance to the mature adult population through direct response marketing. The transaction is subject to the Company's shareholder approval, regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of 1997. The Company expects to report a pre-tax gain of approximately $600,000,000 upon consummation of the transaction. Upon shareholder approval of the transaction, the operations of the Group will be classified as discontinued operations. The Colonial Penn P&C Group had revenues of $303,100,000 and $301,100,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $153,100,000 and $147,600,000 for the three month periods ended June 30, 1997 and 1996, respectively. Pre-tax income for the Group was $31,800,000 and $36,800,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $12,500,000 and $14,900,000 for the three month periods ended June 30, 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, the Colonial Penn P&C Group had total assets of $1,410,000,000 and $1,370,000,000, respectively.

3. In January 1997, the Company sold $150,000,000 aggregate liquidation amount of 8.65% trust issued preferred securities of its wholly-owned subsidiary, Leucadia Capital Trust I, (the "Trust"). These Company-obligated mandatorily redeemable preferred securities have an effective maturity date of January 15, 2027 and represent undivided beneficial interests in the Trust's assets, which consist solely of $154,640,000 principal amount of 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 of the Company. Considered together, the "back-up undertakings" of the Company related to the Trust's preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

4. On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures"), at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest through April 11, 1997. The redemption date, but not the interest accrual period, was subsequently extended through July 11, 1997. As of June 30, 1997, $29,702,000 par value of the 5 1/4% Debentures was converted into 1,033,038 Common Shares and $5,528,000 par value of the 5 1/4% Debentures was redeemed. From July 1, 1997 through the redemption date, an additional $63,973,000 par value of the 5 1/4% Debentures was converted into 2,225,107 Common Shares and an additional $797,000 par value of the 5 1/4% Debentures was redeemed. The funds used for these redemptions were primarily derived from borrowings under the Company's credit facility. Had all of the shares which were issued upon conversion of the 5 1/4% Debentures been issued as of January 1, 1997, primary earnings per share from continuing operations would have been $.52 and primary earnings per share from discontinued operations would have been $.24 for the six month period ended June 30, 1997.

5. On June 30, 1997, the Company sold its investment in a New York City office building for $100,000,000 in cash. The Company reported a pre-tax gain of approximately $35,600,000 on the sale.

6. The components of net assets of discontinued operations included in the consolidated balance sheets are as follows (in thousands):

                                                     June 30,       December 31,
                                                       1997             1996
                                                    ----------       ----------
         Investments                                $  660,568       $  688,936
         Cash and cash equivalents                     101,798           87,335
         Separate account assets                       114,419          109,082
         Deferred policy acquisition costs              69,591           64,013
         Other                                          60,564           62,967
                                                    ----------       ----------
            Total assets                             1,006,940        1,012,333
                                                    ----------       ----------

         Policy reserves                               683,473          687,200
         Separate account liabilities                  114,419          109,082
         Other                                          57,868           66,293
                                                    ----------       ----------
            Total liabilities                          855,760          862,575
                                                    ----------       ----------

            Net assets of discontinued operations   $  151,180       $  149,758
                                                    ==========       ==========

       A summary of the results of discontinued operations is as follows for the six and three month periods ended June 30, 1997 and 1996 (in thousands):

                                                                          For the Three Month        For the Six Month
                                                                          Period Ended June 30,     Period Ended June 30,
                                                                          ---------------------     ---------------------
                                                                            1997        1996         1997         1996
                                                                            ----        ----         ----         ----
             Revenues                                                     $58,724      $58,961    $119,981      $113,534
                                                                          -------      -------    --------      --------
             Expenses:
                Provision for insurance losses and policy benefits         34,847       34,559      74,802        66,883
                Other operating expenses                                   11,013       10,330      21,594        20,020
                                                                          -------      -------    --------      --------
                                                                           45,860       44,889      96,396        86,903
                                                                          -------      -------    --------      --------

             Income before income taxes                                    12,864       14,072      23,585        26,631
             Income taxes                                                   4,496        4,925       8,248         9,267
                                                                          -------      -------    --------      --------

             Income from discontinued operations, net of taxes            $ 8,368      $ 9,147    $ 15,337      $ 17,364
                                                                          =======      =======    ========      ========

 7. Earnings (loss) per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate primary earnings (loss) per share amounts was 61,001,000 and 60,569,000 for the six months periods ended June 30, 1997 and 1996, respectively, and 61,303,000 and 60,552,000 for the three month periods ended June 30, 1997 and 1996, respectively.

       Fully diluted earnings (loss) per share were calculated as described above and, for 1997 also assumes the outstanding 5 1/4% Debentures had been converted into Common Shares and earnings increased for the interest on such debentures, net of the income tax effect. Conversion was not assumed for the 1996 periods since the effect of such assumed conversion would have been to increase earnings per share. The number of shares used to calculate fully diluted earnings (loss) per share was 64,124,000 and 60,569,000 for the six month periods ended June 30, 1997 and 1996, respectively, and 64,140,000 and 60,552,000 for the three month periods ended June 30, 1997 and 1996, respectively.

 8. Cash paid for interest and income taxes (net of refunds) was $26,803,000 and $5,210,000 respectively, for the six month period ended June 30, 1997 and $29,281,000 and $3,756,000, respectively, for the six month period ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1996 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 1997, net cash was used for operations, principally to fund its capital commitments and bridge financing to Pepsi International Bottlers ("PIB") and to advance amounts to the trustee to fund the maximum redemption of the 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures"). For the six month period ended June 30, 1996, net cash was used for operations, principally to settle the Proposition 103 liability and to reinsure a block of single premium deferred annuity business.

In April 1996, the Company formed a joint venture, PIB, with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company and PepsiCo have committed to make capital contributions to PIB of $79,500,000 and $26,500,000, respectively. As of December 31, 1996, the Company contributed $51,000,000; the balance was funded in January 1997. After reflecting its share of losses since inception, the book value of the Company's investment was $44,653,000 at June 30, 1997.

In July 1997, the Company, PepsiCo and PIB entered into loan agreements with third party lenders to provide $90,000,000 of additional financing to PIB. Actual funding will require, among other things, a license from the Russian Central Bank. Pending satisfaction of such requirements, bridge financing to PIB to cover operating costs and capital expenditures will be necessary. The Company estimates that its share of the bridge financing should not exceed $52,500,000, of which $37,500,000 was provided as of June 30, 1997. Although the Company expects the financing from third party lenders will replace the Company's bridge financing, PIB may need additional funds from its joint venture partners while it is developing its business. Such amounts, if necessary, are not determinable at this time.

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

On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5 1/4% Debentures, at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest through April 11, 1997. The redemption date, but not the interest accrual period, was subsequently extended through July 11, 1997. As of June 30, 1997, $29,702,000 par value of the 5 1/4% Debentures was converted into 1,033,038 Common Shares and $5,528,000 par value of the 5 1/4% Debentures was redeemed. From July 1, 1997 through the redemption date, an additional $63,973,000 par value of the 5 1/4% Debentures was converted into 2,225,107 Common Shares and an additional $797,000 par value of the 5 1/4% Debentures was redeemed. The funds used for these redemptions were primarily derived from borrowings under the Company's credit facility.

In June 1997, the Company also redeemed all of the aggregate principal amount outstanding of its 10 3/8% Senior Subordinated Notes due June 15, 2002 for a total redemption price of $23,112,000.

The Company utilized $163,300,000 of its bank credit agreement facility as of June 30, 1997, principally to fund the maximum redemption of the 5 1/4% Debentures. Of this amount, $128,300,000 was repaid through August 6, 1997 primarily from proceeds from the sale of the real estate investment described below.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

On April 30, 1997, the Company signed an agreement to sell its subsidiaries, Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain related assets, including its health insurance operations, to Conseco, Inc. for $460,000,000, including $400,000,000 in notes secured by non-cancelable letters of credit and $60,000,000 in cash. These companies are principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The sale is subject to customary terms and conditions, including the receipt of regulatory approvals, and is expected to close in the third quarter of 1997. The Company expects to report a pre-tax gain of approximately $300,000,000 upon consummation of the transaction.

On June 30, 1997, the Company signed an agreement to sell the property and casualty insurance business of the Colonial Penn P&C Group to General Electric Capital Corporation for $950,000,000 in cash, plus an aggregate of $156,164 per day from and including January 1, 1997 through and including the closing date. The Group's primary business is providing private passenger automobile insurance to the mature adult population through direct response marketing. The transaction is subject to the Company's shareholder approval, regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of 1997. The Company expects to report a pre-tax gain of approximately $600,000,000 upon consummation of the transaction. The Colonial Penn P&C Group had revenues of $303,100,000 and $301,100,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $153,100,000 and $147,600,000 for the three month periods ended June 30, 1997 and 1996, respectively. Pre-tax income for the Group was $31,800,000 and $36,800,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $12,500,000 and $14,900,000 for the three month periods ended June 30, 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, the Colonial Penn P&C Group had total assets of $1,410,000,000 and $1,370,000,000, respectively.

On June 30, 1997, the Company sold its investment in a New York City office building for $100,000,000 in cash. The Company reported a pre-tax gain of approximately $35,600,000 on the sale.

As more fully described in the 1996 10-K, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of changes in market interest rates during 1997, the unrealized gain on investments at the end of 1996 decreased to an unrealized loss of $5,030,000 as of June 30, 1997. While this has resulted in a decrease in shareholders' equity and book value per share, it had no effect on results of operations or cash flows.

                              RESULTS OF OPERATIONS

                  THE 1997 PERIODS COMPARED TO THE 1996 PERIODS

Earned premium revenues of the Colonial Penn P&C Group were $256,051,000 and $252,708,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $129,886,000 and $126,011,000 for the three month periods ended June 30, 1997 and 1996, respectively. Earned premiums from voluntary automobile policies were 17.9% higher during the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996, and voluntary automobile policies in force at June 30, 1997 increased 4.9% from December 31, 1996. This growth in voluntary automobile business was partially offset by the continued depopulation of state assigned risk automobile pools and reduced service fee business.

Earned premium revenues and commissions of the Empire Group were $146,820,000 and $168,913,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $71,024,000 and $84,376,000 for the three month periods ended June 30, 1997 and 1996, respectively. The decrease in earned premiums principally relates to the depopulation of the assigned risk automobile pools and reduced volume in certain commercial lines resulting from tighter underwriting standards and increased competition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

The Company's loss ratios for its property and casualty operations were as follows:

                                                   Three Months Ended            Six Months Ended
                                                         June 30,                    June 30,
                                                   ------------------           ------------------
                                                    1997       1996              1997       1996
                                                    ----       ----              ----       ----
                  Loss Ratio:
                     GAAP                           89.1%      87.5%             87.9%       86.7%
                     SAP                            88.3%      86.1%             86.9%       84.5%
                  Expense Ratio:
                     GAAP                           18.7%      17.2%             17.4%       17.8%
                     SAP                            17.3%      15.7%             16.4%       16.0%
                  Combined Ratio:
                     GAAP                          107.8%     104.7%            105.3%      104.5%
                     SAP                           105.6%     101.8%            103.3%      100.5%


The combined ratios of the Colonial Penn P&C Group increased primarily due to increased levels of new voluntary automobile business for which higher loss reserves are provided than on renewal business and an unusually high guarantee association assessment. The combined ratios of the Empire Group increased primarily due to reserve strengthening for prior accident years in the commercial multiple peril and commercial automobile lines of business, higher loss reserves provided on assigned risk business and increased levels of new voluntary automobile business. This increase in the combined ratios was partially offset by reduced expenses reflecting certain unusual expense charges which were recorded during the six month period ended June 30, 1996. The difference between the SAP and GAAP combined ratios principally reflects accounting for certain expenses that are treated differently under SAP and GAAP and, in the 1996 periods, an adjustment to SAP reinsurance reserves.

Although manufacturing revenues decreased in the 1997 periods principally due to the disposal of certain non-performing businesses in 1996, the manufacturing segment reported operating profits in 1997 as compared to operating losses in 1996, primarily due to these dispositions.

Finance revenues and operating profits reflect the level of consumer instalment loans. Such loans approximated $216,752,000 at June 30, 1997 and $233,351,000 at December 31, 1996. The decrease in finance revenues was partially offset by decreased losses on automobile loans. The Company expects that the increased level of competition in its automobile lending business will continue and, together with the Company's tightened underwriting standards and the generally lower rates being offered by competitors, is likely to result in a further contraction in the size of this portfolio.

Investment and other income increased in 1997 as compared to 1996 principally due to gains from sales of real estate properties of approximately $55,420,000 and $4,282,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $47,439,000 and $1,515,000 for the three month periods ended June 30, 1997 and 1996, respectively, and higher investment yields on a larger portfolio.

Equity in losses of associated companies increased in 1997 primarily due to start-up losses from the Company's equity investment in PIB of $17,570,000 and $2,780,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $9,060,000 and $2,780,000 for the three month periods ended June 30, 1997 and 1996, respectively. The Company anticipates that PIB will continue to experience operating losses during the period that PIB is building production, distribution capacity and market share. This loss was offset by decreased losses from the Company's investment in MK Gold Company of $200,000 and $3,900,000 for the six month periods ended June 30, 1997 and 1996, respectively and $100,000 and $3,700,000, for the three month periods ended June 30, 1997 and 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

Interest expense primarily reflects the level of external borrowings outstanding during the period.

The decrease in selling, general and other expenses in the 1997 periods as compared to the 1996 periods principally reflects decreased expenses from the disposition of certain manufacturing businesses, decreased operating expenses of real estate properties, decreased expenses relating to certain investment activities, including exploring investment opportunities in Russia, and lower provisions for bad debts in the banking and lending segment.

The 1996 provision for income taxes reflects reductions for the favorable resolution of certain federal income tax contingencies and the recognition of additional deferred tax benefits.

The number of shares used to calculate primary earnings (loss) per share amounts was 61,001,000 and 60,569,000 for the six month periods ended June 30, 1997 and 1996, respectively, and 61,303,000 and 60,552,000 for the three month periods ended June 30, 1997 and 1996, respectively. The number of shares used to calculate fully diluted earnings (loss) per share amounts was 64,124,000 and 60,569,000 for the six month periods ended June 30, 1997 and 1996, respectively, and 64,140,000 and 60,552,000 for the three month periods ended June 30, 1997 and 1996, respectively. For fully diluted per share amounts, the 5 1/4% Debentures were not assumed to have been converted in 1996 since the effect of such assumed conversion would have been to increase earnings per share. The increase in the number of shares utilized in calculating per share amounts principally related to the conversion of the 5 1/4% Debentures, as more fully described above.

                          PART II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS.

                   On May 11, 1994, a shareholder of the Company filed a purported derivative action entitled Pinnacle Consultants, Ltd. v. Leucadia National Corporation, et al. (C.A. No. 94 Civ. 3496) against the Company's current Board of Directors and two former directors, John W. Jordan II and Melvin Hirsch. The action, which was filed in the United States District Court for the Southern District of New York, alleged certain Racketeer Influence and Corrupt Organizations Act, securities law, conversion and fraud claims that were dismissed with prejudice by the Court and two state law claims of waste and breach of fiduciary duty that were dismissed by the Court for lack of jurisdiction. On December 10, 1996, the Second Circuit Court of Appeals affirmed the order of the District Court dismissing plaintiff's complaint.

                   On May 13, 1997, Pinnacle filed a purported derivative complaint in New York State Supreme Court. The action, entitled Pinnacle Consultants, Ltd. v. Leucadia National Corporation, et al. (No. 602470/97), is substantially similar to the federal court complaint that was dismissed in 1996. Pinnacle has alleged claims for fraud, waste, breach of fiduciary duty and conversion against the same current and former Leucadia directors who were named as defendants in the federal court action. On August 1, 1997, defendants moved to dismiss the complaint.


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                A) EXHIBITS.

                   10.1 Purchase Agreement among Conseco, Inc., Leucadia National Corporation, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997.

                   10.2 Purchase Agreement among General Electric Capital Corporation, Leucadia National Corporation, Charter National Life Insurance Company, Colonial Penn Group, Inc. and Colonial Penn Holdings Inc. dated as of June 30, 1997 (filed as Annex A to the Preliminary Proxy Statement for the Company's 1997 Annual Meeting of Shareholders).*

                   27      Financial Data Schedule.


                B) REPORTS ON FORM 8-K.

                   The Company filed a current report on Form 8-K dated April 7, 1997 which sets forth information under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                   The Company filed a current report on Form 8-K dated April 30, 1997 which sets forth information under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                   The Company filed a current report on Form 8-K dated June 30, 1997 which sets forth information under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.


----------------------------------
*Incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEUCADIA NATIONAL CORPORATION
                                             (Registrant)





Date:   August 13, 1997          By /s/ Barbara L. Lowenthal
                                    ---------------------------------------
                                    Barbara L. Lowenthal
                                    Vice President and Comptroller
                                    (Chief Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                                            Exemption
  Number                       Description                           Indication
  ------                        -----------                          ----------

   10.1 Purchase Agreement among Conseco, Inc., Leucadia National Corporation, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997.

   10.2 Purchase Agreement among General Electric Capital Corporation, Leucadia National Corporation, Charter National Life Insurance Company, Colonial Penn Group, Inc. and Colonial Penn Holdings Inc. dated as of June 30, 1997 (filed as Annex A to the Preliminary Proxy Statement for the Company's 1997 Annual Meeting of Shareholders).*

   27               Financial Data Schedule.







-------------------------------------
* Incorporated by reference