Form 10-K405/A
period 1996-12-31
LEUCADIA NATIONAL CORP
filed 1997-10-03
CIK 96223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K/A

                               -----------------

                                 AMENDMENT NO. 2

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

                          LEUCADIA NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           NEW YORK                                     13-2615557
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization


                              315 PARK AVENUE SOUTH
                            NEW YORK, NEW YORK 10010
                                 (212) 460-1900
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
        Title of Each Class                       on Which Registered
--------------------------------------       -----------------------------------


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

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations.
         -----------------------------------------------------------------------

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

The 1995 reserve strengthening included approximately $23,000,000 for private passenger automobile lines of business and $10,000,000 for workers' compensation lines of business. In early 1994, the private passenger automobile business increased significantly as a result of the acquisition of a large block of assigned risk business. The acquisition of this block of business nearly doubled the volume previously written by the Empire Group. Early in 1995, losses began to develop in this line of business that indicated a higher ultimate loss ratio than the Empire Group had experienced on similar blocks of assigned risk business from earlier periods, which experience formed the basis of the Empire Group's original loss estimate. The Empire Group believes the increased losses in this line resulted primarily from its inability to effectively process a much larger volume of claims from its significantly increased customer base. Consequently, claims investigation and file documentation were not conducted timely which led to higher claim costs. The Empire Group has implemented changes in its claim handling practices which it believes will result in a more timely and effective resolution of claims. With respect to workers' compensation lines, the Empire Group's policies provide insurance coverage to the employer if employees are able to successfully assert liability for employer negligence in providing a safe working environment. During 1995, a relatively small number of such claims with large dollar values emerged that had not been previously anticipated. The emergence of these claims, and the fact that the workers' compensation line of business is susceptible to the emergence of losses over an extended period, resulted in a revision of the Empire Group's estimate of ultimate losses and reserves were increased as soon as the change in development was identified.

The 1996 reserve strengthening included approximately $20,000,000 for voluntary commercial automobile lines of business and approximately $8,000,000 for commercial package lines of business. Beginning in 1992, the Empire Group entered into new market segments of the voluntary commercial business, including specialty programs for sanitation trucks, gas stations, fuel oil deliveries and limousines. Initially, the Empire Group based its loss ratio estimate upon its experience with similar lines of business, industry statistics and standard actuarial ultimate loss projection techniques, which consider expected loss ratios. During 1996, claims began to develop unfavorably and the Empire Group used such claim development to revise the assumptions that formed the basis of actuarial studies and reserves were increased. With respect to commercial package lines, general liability claims for business written in 1992 through 1994 also developed unfavorably. These claims showed an increased frequency of losses as well as an increase in the time between the date the loss occurred and when the loss was reported compared to prior experience. General liability claims are susceptible to the emergence of losses over an extended period of time.

For the lines of business discussed above, as well as all other property and casualty lines of business, the Company employs a variety of standard actuarial loss projection techniques, statistical analyses and case-base evaluations to estimate its liability for unpaid losses. The actuarial projections include an extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. These estimates are performed quarterly and consider any changes in trends and actual loss experience. Any resulting change in the estimate of the liability for unpaid losses, including those discussed above, is reflected in current year earnings during the quarter the change in estimate is identified.

The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or affected by future conditions, reserving for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgements. As additional experience and other data become available and are reviewed, the Company's estimates and judgements may be revised. While the effect of any such changes in estimates could be material to future results of operations, the Company does not expect such changes to have a material effect on its liquidity or financial condition.

In management's judgement, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

    (a)(1)(2) Financial Statements and Schedules.
              -----------------------------------

                  Report of Independent Accountants.....................   F-1
                  Financial Statements:
                  Consolidated Balance Sheets at
                     December 31, 1996 and 1995.........................   F-2
                  Consolidated Statements of Income
                     for the years ended December 31,
                     1996, 1995 and 1994................................   F-3
                  Consolidated Statements of Cash
                     Flows for the years ended
                     December 31, 1996, 1995 and 1994...................   F-4
                  Consolidated Statements of Changes
                     in Shareholders' Equity for the
                     years ended December 31, 1996, 1995
                     and 1994...........................................   F-6
                  Notes to Consolidated Financial
                     Statements.........................................   F-7

                  Financial Statement Schedules:
                  Schedule II - Condensed Financial
                     Information of Registrant..........................   F-34
                  Schedule III - Supplementary
                     Insurance Information..............................   F-38
                  Schedule IV - Schedule of
                     Reinsurance........................................   F-39
                  Schedule V - Valuation and
                     Qualifying Accounts................................   F-40
                  Schedule VI - Schedule of Supplemental
                     Information for Property and
                     Casualty Insurance Underwriters....................   F-41

            (3)   Executive Compensation Plans and Arrangements.
                  ----------------------------------------------

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

                    Agreement between Leucadia, Inc. and Ian M. Cumming, dated as of December 28, 1992 (filed as Exhibit 10.12(a) to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1992 (the "1992 10-K")).

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


      (b)              Reports on Form 8-K.
                       --------------------

                       Not Applicable.


      (c)              Exhibits.
                       ---------

            3.1        Restated Certificate of Incorporation (filed as Exhibit
                       5.1 to the Company's Current Report on Form 8-K dated July 14, 1993).*

            3.2 Amended and Restated By-laws as amended through December 4, 1996 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K")).*

            4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

            10.1 1982 Stock Option Plan, as amended August 28, 1991 (filed as Annex B to the Company's Proxy Statement dated July 21, 1992).*


-------------------------

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

            10.3(d) Fourth Restatement, dated as of December 31, 1996, of the
                    Articles and Agreement of General Partnership of The Jordan Company (filed as Exhibit 10.3(d) to the 1996 10-K).*

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


-------------------------

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


-------------------------

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

            10.22(a) Agreement between the Company and Lawrence S. Hershfield, dated as of May 4, 1995 (filed as Exhibit 10.22(a) to the 1995 10-K).*

            10.22(b) Escrow and Security Agreement by and among the Company, Lawrence S. Hershfield and Weil, Gotshal & Manges, as escrow agent, dated as of May 4, 1995 (filed as Exhibit 10.22(b) to the 1995 10-K).*

            10.23 Revolving Credit Agreement dated as of February 28, 1997 between the Company, The First National Bank of Boston, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Bank of America National Trust and Savings Association, as Documentation Agent and the Banks signatory thereto (filed as Exhibit 10.23 to the 1996 10-K).*

            21 Subsidiaries of the registrant (filed as Exhibit 10.21 to the 1996 10-K).*

            23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No.


-------------------------

* Incorporated by reference.

                       2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8
                       and S-3 (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682) and Form S-8
                       (File No. 33-61718) (filed as Exhibit 10.23 to the 1996 10-K).*

            27         Financial Data Schedule (filed as Exhibit 10.27 to the
                       1996 10-K).*


-------------------------

* Incorporated by reference.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                           LEUCADIA NATIONAL CORPORATION
                             Registrant

                           By: /s/ Joseph A. Orlando
                              ------------------------------------------
                              Joseph A. Orlando
                              Vice President and Chief Financial Officer


Dated:  October 3, 1997

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

The Company's investments in Russian equity securities ($43,800,000 and $39,700,000 as of December 31, 1996 and 1995, respectively), none of which is held by the insurance or banking subsidiaries, do not have readily determinable fair values. Given the uncertainties inherent in investing in the emerging markets of Russia, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. Monthly, the Company reviews its investment in Russian equity securities to determine that the carrying amount of this portfolio is realizable. In performing such reviews, the Company considers current market prices, prior sale transactions, the current political and economic environment in Russia and other factors. These investments are included in "Other investments" in the Consolidated Balance Sheets.

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
