Form 10-Q
period 1997-09-30
LEUCADIA NATIONAL CORP
filed 1997-11-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                        -------------------------------

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

                               YES [ ]     NO  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 7, 1997:
63,854,401.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1997 and December 31, 1996
(Dollars in thousands, except par value)

                                                                              September 30,      December 31,
                                                                                   1997              1996
                                                                              -------------     --------------
                                                                               (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $1,267,646 and $1,037,049)              $1,273,165        $1,033,793
  Held to maturity (aggregate fair value of $45,233 and $45,875)                    45,282            45,925
  Policyholder loans                                                                 4,960             4,955
  Other investments, including accrued interest income                              77,244            57,289
                                                                                ----------        ----------
      Total investments                                                          1,400,651         1,141,962
Cash and cash equivalents                                                          186,857           184,029
Reinsurance receivable, net                                                        214,145           182,662
Trade, notes and other receivables, net                                            761,429           326,388
Prepaids and other assets                                                          155,337           211,548
Property, equipment and leasehold improvements, net                                 68,365            71,563
Deferred policy acquisition costs                                                   26,500            26,585
Deferred income taxes                                                                9,918            43,070
Separate and variable accounts                                                     540,823           436,992
Investments in associated companies                                                193,385           202,496
Net assets of discontinued operations                                              430,177           535,261
                                                                                ----------        ----------
                     Total                                                      $3,987,587        $3,362,556
                                                                                ==========        ==========

LIABILITIES
Customer banking deposits                                                       $  200,668        $  209,261
Trade payables and expense accruals                                                190,038           120,076
Other liabilities                                                                  120,816            88,926
Income taxes payable                                                                53,249            34,902
Policy reserves                                                                    728,410           675,297
Unearned premiums                                                                  142,937           150,419
Separate and variable accounts                                                     540,823           435,937
Debt, including current maturities                                                 379,232           520,263
                                                                                ----------        ----------
      Total liabilities                                                          2,356,173         2,235,081
                                                                                ----------        ----------
Minority interest                                                                    9,741             9,368
                                                                                ----------        ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company      150,000              -
                                                                                ----------        ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
  63,840,351 and 60,417,579 shares issued and outstanding, after deducting
  54,369,610 and 54,353,691 shares held in treasury                                 63,840            60,418
Additional paid-in capital                                                         252,746           161,026
Net unrealized gain on investments                                                   9,707             1,759
Retained earnings                                                                1,145,380           894,904
                                                                                ----------        ----------
     Total shareholders' equity                                                  1,471,673         1,118,107
                                                                                ----------        ----------
                 Total                                                          $3,987,587        $3,362,556
                                                                                ==========        ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended September 30, 1997 and 1996
(In thousands, except per share amounts)
(Unaudited)

                                                                                 For the Three Month        For the Nine Month
                                                                            Period Ended September 30,    Period Ended September 30,
                                                                            --------------------------    --------------------------
                                                                                   1997        1996        1997        1996
                                                                                   ----        ----        ----        ----
REVENUES:
   Insurance revenues and commissions                                            $ 70,654    $ 80,910    $219,796    $251,870
   Manufacturing                                                                   35,549      35,970     106,119     114,555
   Finance                                                                         10,064      11,879      30,925      37,891
   Investment and other income                                                     41,828      47,291     173,681     120,505
   Net securities gains                                                               165      18,923         705      27,782
   Equity in losses of associated companies                                       (13,950)    (15,698)    (34,343)    (21,401)
                                                                                 --------    --------    --------    --------
                                                                                  144,310     179,275     496,883     531,202
                                                                                 --------    --------    --------    --------
EXPENSES:
   Provision for insurance losses and policy benefits                              67,573      77,110     204,060     229,028
   Amortization of deferred policy acquisition costs                               12,930      10,033      39,001      41,982
   Manufacturing cost of goods sold                                                24,305      25,348      73,558      83,295
   Interest                                                                        10,995      13,267      35,633      40,330
   Salaries                                                                        10,027      11,475      31,921      35,667
   Selling, general and other expenses                                             36,451      40,900     102,406     119,391
                                                                                 --------    --------    --------    --------
                                                                                  162,281     178,133     486,579     549,693
                                                                                 --------    --------    --------    --------
      Income (loss) from continuing operations before income taxes, minority
       expense of trust preferred securities and extraordinary loss               (17,971)      1,142      10,304     (18,491)
                                                                                 --------    --------    --------    --------
Income taxes:
   Current                                                                          4,406         (46)     10,782       3,329
   Deferred                                                                       (12,909)        342      (7,494)    (10,192)
                                                                                 --------    --------    --------    --------
                                                                                   (8,503)        296       3,288      (6,863)
                                                                                 --------    --------    --------    --------
      Income (loss) from continuing operations before minority
       expense of trust preferred securities and extraordinary loss                (9,468)        846       7,016     (11,628)
Minority expense of trust preferred securities, net of taxes                        1,967         -         5,833        -
                                                                                 --------    --------    --------    --------
      Income (loss) from continuing operations before extraordinary loss          (11,435)        846       1,183     (11,628)

Income from discontinued operations, net of taxes                                  15,318      18,339      51,013      59,587
Gain on disposal of discontinued operations, net of taxes of $68,799              200,337         -       200,337        -
                                                                                 --------    --------    --------    --------
      Income before extraordinary loss                                            204,220      19,185     252,533      47,959
Extraordinary loss from early extinguishment of debt, net of
 income tax benefit of $8 and $1,108                                                  (13)        -        (2,057)       -
                                                                                 --------    --------    --------    --------
       Net income                                                                $204,207    $ 19,185    $250,476    $ 47,959
                                                                                 ========    ========    ========    ========

Earnings (loss) per common and dilutive common equivalent share:
   Income (loss) from continuing operations before extraordinary loss               $(.18)       $.02       $ .02       $(.19)
   Income from discontinued operations                                                .24         .30         .82         .98
   Gain on disposal of discontinued operations                                       3.16         -          3.24          -
   Extraordinary loss                                                                 -           -          (.03)         -
                                                                                    -----        ----       -----       -----
       Net income                                                                   $3.22        $.32       $4.05       $ .79
                                                                                    =====        ====       =====       =====

Fully diluted earnings (loss) per common share:
   Income (loss) from continuing operations before extraordinary loss               $(.18)       $.03       $ .04       $(.14)
   Income from discontinued operations                                                .24         .28         .80         .93
   Gain on disposal of discontinued operations                                       3.13         -          3.12          -
   Extraordinary loss                                                                 -           -          (.03)         -
                                                                                    -----        ----       -----       -----
       Net income                                                                   $3.19        $.31       $3.93       $ .79
                                                                                    =====        ===        =====       =====

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)

                                                                                                 1997            1996
                                                                                                 ----            ----
                                                                                                (Thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $250,476        $ 47,959
Adjustments to reconcile net income to net cash provided by (used for) operations:
 Extraordinary loss, net of income tax benefit                                                    2,057           -
 (Benefit) for deferred income taxes                                                             (7,494)        (10,192)
 Depreciation and amortization of property, equipment and leasehold improvements                  8,472           9,969
 Other amortization                                                                              43,423          47,076
 Provision for doubtful accounts                                                                  8,739          11,789
 Net securities (gains)                                                                            (705)        (27,782)
 (Gain) on disposal of real estate, property and equipment                                      (60,719)         (5,870)
 Equity in losses of associated companies                                                        34,343          21,401
 Minority expense of trust preferred securities, net of taxes                                     5,833           -
 (Gain) on disposal of discontinued operations                                                 (200,337)          -
 Deferred policy acquisition costs incurred and deferred                                        (38,916)        (42,646)
 Net change in:
   Reinsurance receivables                                                                      (31,483)          8,621
   Trade, notes and other receivables                                                           (68,237)        (10,990)
   Prepaids and other assets                                                                    (43,140)        (35,794)
   Net assets of discontinued operations                                                        (24,455)        (32,695)
   Trade payables and expense accruals                                                           24,016           3,977
   Other liabilities                                                                             (7,156)          1,256
   Income taxes payable                                                                          12,512          17,728
   Policy reserves                                                                               53,113             633
   Unearned premiums                                                                             (7,482)          5,938
 Other                                                                                            1,765            (325)
                                                                                               --------        --------
  Net cash provided by (used for) operating activities                                          (45,375)         10,053
                                                                                               --------        --------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                      (39,983)        (16,541)
Proceeds from disposals of real estate, property and equipment                                  160,042          31,046
Proceeds from disposal of discontinued operations                                                60,000           -
Advances on loan receivables                                                                    (83,033)        (90,805)
Principal collections on loan receivables                                                        96,902         104,792
Purchases of investments (other than short-term)                                               (921,260)       (790,976)
Proceeds from maturities of investments                                                         290,549         281,215
Proceeds from sales of investments                                                              395,247         547,432
                                                                                               --------        --------
  Net cash provided by (used for) investing activities                                          (41,536)         66,163
                                                                                               --------        --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                             (27,905)            232
Net change in customer banking deposits                                                          (8,545)          7,671
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust   147,465           -
Issuance of long-term debt, net of issuance costs                                                 9,567           8,788
Reduction of long-term debt                                                                     (30,843)        (29,240)
                                                                                               --------        --------
 Net cash provided by (used for) financing activities                                            89,739         (12,549)
                                                                                               --------        --------

  Net increase in cash and cash equivalents                                                       2,828          63,667
Cash and cash equivalents at January 1,                                                         184,029         118,649
                                                                                               --------        --------
Cash and cash equivalents at September 30,                                                     $186,857        $182,316
                                                                                               ========        ========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 1997 and 1996
(Unaudited)

                                                                                       Net
                                                   Common                          Unrealized
                                                   Shares         Additional          Gain
                                                   $1 Par          Paid-In         (Loss) on           Retained
                                                   Value           Capital        Investments          Earnings         Total
                                                   -----           -------        -----------          --------         -----
                                                                             (Thousands of dollars)
BALANCE, JANUARY 1, 1996                           $60,164         $159,914         $30,086           $ 861,327       $1,111,491
Exercise of options to purchase
  common shares                                        206            1,323                                                1,529
Purchase of stock for treasury                         (24)            (556)                                                (580)
Net change in unrealized gain (loss)
  on investments                                                                    (40,046)                             (40,046)
Net income                                                                                               47,959           47,959
                                                   -------         --------         -------           ---------       ----------

BALANCE, SEPTEMBER 30, 1996                        $60,346         $160,681         $(9,960)          $ 909,286       $1,120,353
                                                   =======         ========         =======           =========       ==========


BALANCE, JANUARY 1, 1997                           $60,418         $161,026         $ 1,759           $ 894,904       $1,118,107
Exercise of options to purchase
  common shares                                        181            1,781                                                1,962
Conversion of 5 1/4% Convertible
  Subordinated Debentures                            3,258           90,417                                               93,675
Purchase of stock for treasury                         (17)            (478)                                                (495)
Net change in unrealized gain (loss)
  on investments                                                                      7,948                                7,948
Net income                                                                                              250,476          250,476
                                                   -------         --------         -------          ----------       ----------

BALANCE, SEPTEMBER 30, 1997                        $63,840         $252,746         $ 9,707          $1,145,380       $1,471,673
                                                   =======         ========         =======          ==========       ==========






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report filed on Forms 10-K/A for such year (the "1996 10-K/A"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1996 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     On September 30, 1997, the Company completed the sale of its subsidiaries, Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain related assets, including its health insurance operations, to Conseco, Inc. for $460,000,000, including $400,000,000 in notes secured by non-cancelable letters of credit and $60,000,000 in cash. These companies are principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The Company reported a pre-tax gain of approximately $269,000,000 on the sale.

     The purchase price includes a $25,000,000 indemnity reinsurance premium paid by the buyer to one of the Company's subsidiaries for the reinsurance of certain life insurance policies. Under generally accepted accounting principles, the gain on the reinsurance transaction of approximately $17,000,000 is deferred and not included in the gain on disposal reflected in the consolidated income statement. The deferred gain will be amortized into income based upon actuarial estimates of the premium revenue of the underlying life insurance contracts or will be recognized earlier in income upon conversion to assumption reinsurance to the extent permitted.

     On June 30, 1997, the Company signed an agreement to sell the property and casualty insurance business of the Colonial Penn P&C Group to General Electric Capital Corporation for $950,000,000 in cash, plus an aggregate of $156,164 per day from and including January 1, 1997 through and including the closing date. The Group's primary business is providing private passenger automobile insurance to the mature adult population through direct response marketing. On November 4, 1997, having received shareholder approval, the Company completed the sale for total cash consideration of $1,018,100,000, plus $14,300,000 for retention of certain employee benefit liabilities. The Company expects to report a pre-tax gain of approximately $600,000,000 in the fourth quarter.

     The operations of these companies have been classified as discontinued operations and prior periods' financial statements have been restated to conform with this presentation. See Note 5 below for additional information. The Company's remaining insurance operations consist of personal and commercial property and casualty insurance coverage conducted through the Empire Group and the variable annuity business conducted through Charter National Life Insurance Company and Intramerica Life Insurance Company.

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

3. On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures"), at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest through April 11, 1997. The redemption date, but not the interest accrual period, was subsequently extended through July 11, 1997. $93,675,000 par value of the 5 1/4% Debentures was converted into 3,258,145 Common Shares and $6,325,000 par value of the 5 1/4% Debentures was redeemed. The funds used for these redemptions were primarily derived from borrowings under the Company's credit facility. Had all of the shares that were issued upon conversion of the 5 1/4% Debentures been issued as of January 1, 1997, primary earnings per share from continuing operations would have been $.02, primary earnings per share from discontinued operations would have been $.79 and primary earnings per share from gain on disposal of discontinued operations would have been $3.12 for the nine month period ended September 30, 1997.

4. On June 30, 1997, the Company sold its investment in a New York City office building for $100,000,000 in cash. The Company reported a pre-tax gain of approximately $35,600,000 on the sale.

5. The components of net assets of discontinued operations, which include the Colonial Penn P&C Group at September 30, 1997 and the Colonial Penn P&C Group and the discontinued life insurance operations at December 31, 1996, included in the consolidated balance sheets are as follows (in thousands):

                                                        September 30,     December 31,
                                                            1997              1996
                                                        -------------     ------------
         Investments                                     $  997,384        $1,648,158
         Cash and cash equivalents                          136,965           202,778
         Separate account assets                            -                 109,082
         Deferred policy acquisition costs                   16,906            79,082
         Other                                              283,652           327,541
                                                         ----------        ----------
           Total assets                                   1,434,907         2,366,641
                                                         ----------        ----------

         Policy reserves                                    566,942         1,265,348
         Unearned premiums                                  303,245           290,524
         Separate account liabilities                       -                 109,082
         Other                                              134,543           166,426
                                                         ----------        ----------
           Total liabilities                              1,004,730         1,831,380
                                                         ----------        ----------

           Net assets of discontinued operations         $  430,177        $  535,261
                                                         ==========        ==========

         A summary of the results of the discontinued Colonial Penn P&C Group operations is as follows for the three and nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                                         For the Three Month             For the Nine Month
                                                                      Period Ended September 30,      Period Ended September 30,
                                                                      --------------------------      --------------------------
                                                                           1997         1996              1997          1996
                                                                           ----         ----              ----          ----
             Revenues                                                    $153,614     $140,392          $455,131       $438,070
                                                                         --------     --------          --------       --------
             Expenses:
                Provision for insurance losses and policy benefits        113,652       98,246           331,682        312,300
                Other operating expenses                                   27,595       24,925            80,902         75,125
                                                                         --------     --------          --------       --------
                                                                          141,247      123,171           412,584        387,425
                                                                         --------     --------          --------       --------

             Income before income taxes                                    12,367       17,221            42,547         50,645
             Income taxes                                                   4,970        5,777            14,792         15,317
                                                                         --------     --------          --------       --------

             Income from discontinued operations, net of taxes           $  7,397     $ 11,444          $ 27,755       $ 35,328
                                                                         ========     ========          ========       ========


     A summary of the results of the discontinued life insurance operations is as follows for the three and nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                                         For the Three Month              For the Nine Month
                                                                      Period Ended September 30,      Period Ended September 30,
                                                                      --------------------------      --------------------------
                                                                           1997         1996              1997           1996
                                                                           ----         ----              ----           ----
             Revenues                                                     $46,097      $58,129          $166,078       $171,663
                                                                          -------      -------          --------       --------
             Expenses:
                Provision for insurance losses and policy benefits         26,162       35,940           100,964        102,823
                Other operating expenses                                    6,843       11,505            28,437         31,525
                                                                          -------      -------          --------       --------
                                                                           33,005       47,445           129,401        134,348
                                                                          -------      -------          --------       --------

             Income before income taxes                                    13,092       10,684            36,677         37,315
             Income taxes                                                   5,171        3,789            13,419         13,056
                                                                          -------      -------          --------       --------

             Income from discontinued operations, net of taxes            $ 7,921      $ 6,895          $ 23,258       $ 24,259
                                                                          =======      =======          ========       ========


6. Earnings (loss) per common and dilutive common equivalent share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate primary earnings
     (loss) per share amounts was 61,917,000 and 60,556,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and 63,484,000 and 60,534,000 for the three month periods ended September 30, 1997 and 1996, respectively.

     Fully diluted earnings (loss) per share were calculated as described above and also assumes the outstanding 5 1/4% Debentures had been converted into Common Shares and earnings increased for the interest on the Debentures, net of the income tax effect. The number of shares used to calculate fully diluted earnings (loss) per share was 64,112,000 and 64,037,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and 64,076,000 and 64,022,000 for the three month periods ended September 30, 1997 and 1996, respectively.

 7. Cash paid for interest and income taxes (net of refunds) was $35,420,000 and $7,606,000, respectively, for the nine month period ended September 30, 1997 and $40,534,000 and $5,014,000, respectively, for the nine month period ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1996 10-K/A.

                         LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 1997, net cash was used for operations, principally to fund its capital commitments and bridge financing to Pepsi International Bottlers ("PIB").

In April 1996, the Company formed a joint venture, PIB, with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company and PepsiCo have committed to make capital contributions to PIB of $79,500,000 and $26,500,000, respectively. As of December 31, 1996, the Company contributed $51,000,000; the balance was funded in January 1997. After reflecting its share of losses since inception, the book value of the Company's investment was $30,032,000 at September 30, 1997.

In July 1997, the Company, PepsiCo and PIB entered into loan agreements with third party lenders to provide $90,000,000 of additional financing to PIB. Actual funding will require the completion of certain documentation and the agreement of PepsiCo and the Company. Pending this financing or other financing arrangements, the Company and PepsiCo have provided bridge financing to PIB to cover operating costs and capital expenditures, of which $62,625,000 was due to the Company as of September 30, 1997. PIB continues to need additional funds from its joint venture partners while it is developing its business. As of November 10, 1997, the Company has lent PIB an additional $15,079,000. The Company and PepsiCo are presently discussing the status of their investments in PIB, whether to proceed with the $90,000,000 financing or to consider other alternatives.

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

On March 12, 1997, the Company called for redemption on April 11, 1997 all of its outstanding $100,000,000 5 1/4% Debentures, at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest through April 11, 1997. The redemption date, but not the interest accrual period, was subsequently extended through July 11, 1997. $93,675,000 par value of the 5 1/4% Debentures was converted into 3,258,145 Common Shares and $6,325,000 par value of the 5 1/4% Debentures was redeemed. The funds used for these redemptions were primarily derived from borrowings under the Company's credit facility.

In June 1997, the Company also redeemed all of the aggregate principal amount outstanding of its 10 3/8% Senior Subordinated Notes due June 15, 2002 for a total redemption price of $23,112,000.

In November 1997, the Company replaced its credit facility with a new contractual bank credit facility of $100,000,000. The new facility bears interest based on the prime rate or LIBOR and matures in November 2002.

On September 30, 1997, the Company completed the sale of its subsidiaries, Colonial Penn Life Insurance Company and Providential Life Insurance Company and certain related assets, including its health insurance operations, to Conseco, Inc. for $460,000,000, including $400,000,000 in notes secured by non-cancelable letters of credit and $60,000,000 in cash. These companies are principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance.

On June 30, 1997, the Company signed an agreement to sell the property and casualty insurance business of the Colonial Penn P&C Group to General Electric Capital Corporation for $950,000,000 in cash, plus an aggregate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

of $156,164 per day from and including January 1, 1997 through and including the closing date. The Group's primary business is providing private passenger automobile insurance to the mature adult population through direct response marketing. On November 4, 1997, having received shareholder approval, the Company completed the sale for total cash consideration of $1,018,100,000, plus $14,300,000 for retention of certain employee benefit liabilities. The Company expects to report a pre-tax gain of approximately $600,000,000 in the fourth quarter.

With respect to the sales of the Colonial Penn companies, approximately $32,000,000 of the cash proceeds were paid to the Parent Company. The balance of the cash proceeds and the notes were received by insurance and non-insurance subsidiaries of Charter National Life Insurance Company ("Charter"), a direct wholly-owned subsidiary of the Parent Company. Subsequent to the completion of the sales, $189,000,000 of the cash proceeds were transferred to the Parent Company pursuant to tax sharing agreements. The balance of the sales proceeds (net of expenses) can be distributed to the Parent Company by Charter only as permitted by the regulations of the insurance department in Charter's domicile state. As a result, the Company expects that the remaining sales proceeds will be distributed to the Parent Company primarily during the first quarter of 1998.

On June 30, 1997, the Company sold its investment in a New York City office building for $100,000,000 in cash. The Company reported a pre-tax gain of approximately $35,600,000 on the sale.

As more fully described in the 1996 10-K/A, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of changes in market interest rates during 1997, the unrealized gain on investments at the end of 1996 increased to an unrealized gain of $9,707,000 as of September 30, 1997. While this has resulted in an increase in shareholders' equity and book value per share, it had no effect on results of operations or cash flows.

                              RESULTS OF OPERATIONS

                  THE 1997 PERIODS COMPARED TO THE 1996 PERIODS

Earned premium revenues and commissions of the Empire Group were $216,057,000 and $248,838,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and $69,237,000 and $79,925,000 for the three month periods ended September 30, 1997 and 1996, respectively. The decrease in earned premiums principally relates to the depopulation of the assigned risk automobile pools and reduced volume in certain commercial lines resulting from tighter underwriting standards and increased competition.

The Empire Group's loss ratios were as follows:

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                         ------------------   -----------------

                                             1997   1996         1997    1996
                                             ----   ----         ----    ----
            Loss Ratio:
               GAAP                         97.1%   96.3%       94.1%   91.8%
               SAP                          97.1%   96.0%       94.1%   89.7%
            Expense Ratio:
               GAAP                         20.6%   18.3%       21.1%   22.7%
               SAP                          22.3%   15.7%       20.1%   18.9%
            Combined Ratio:
               GAAP                        117.7%  114.6%      115.2%  114.5%
               SAP                         119.4%  111.7%      114.2%  108.6%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

The combined ratios of the Empire Group increased primarily due to reserve strengthening for prior accident years in the commercial package, voluntary commercial automobile and workers' compensation lines of business, which resulted from continued unfavorable claims development, and increased levels of new voluntary automobile business. In addition, in the third quarter of 1997, additional losses were recognized for the current accident year primarily for the voluntary automobile and commercial assigned risk lines of business due to increased claim frequency. For the nine month period ended September 30, 1997, the increase in the combined ratios was partially offset by reduced expenses reflecting reduced premium volume in the 1997 period and unusually high assessments from the New York State workers' compensation fund and severance benefits for certain employees, both of which were recorded in the nine month period ended September 30, 1996. The difference between the SAP and GAAP combined ratios principally reflects accounting for certain expenses that are treated differently under SAP and GAAP and, in the 1996 periods, an adjustment to SAP reinsurance reserves.

Manufacturing revenues decreased in the 1997 periods principally due to the sale of a division in 1997 and the disposal of certain non-performing businesses in 1996. During the nine month periods ended September 30, 1997 and 1996, the Company recorded charges of approximately $1,611,000 and $3,260,000, respectively, related to the sale and shutdown of these businesses, including the sale of another division on September 30, 1997. The manufacturing segment was profitable in the nine month period ended September 30, 1997. Exclusive of the above charges, this segment was also profitable in the nine month period ended September 30, 1996.

Finance revenues and operating profits reflect the level of consumer instalment loans. Such loans approximated $207,862,000 at September 30, 1997 and $233,351,000 at December 31, 1996. The decrease in finance revenues was partially offset by decreased losses on automobile loans. The Company expects that the increased level of competition in its automobile lending business will continue and, together with the Company's tightened underwriting standards and the generally lower rates being offered by competitors, is likely to result in a further contraction in the size of this portfolio. In the third quarter of 1997, the Company recorded a $3,500,000 reserve for expected costs to settle litigation related to a lending program that is in liquidation. Due to this charge, this segment was not profitable in the three month period ended September 30, 1997.

Investment and other income increased in the nine month period ended September 30, 1997 as compared to the similar period in 1996 principally due to gains from sales of real estate properties of approximately $61,994,000 and $8,110,000 for the nine month periods ended September 30, 1997 and 1996, respectively ($6,574,000 and $3,828,000 for the three month periods ended September 30, 1997 and 1996, respectively) and higher investment yields on a larger portfolio. Such increases were partially offset by a $5,500,000 gain related to the settlement of certain litigation during the third quarter of 1996 and the Empire Group's lower service fee income during the third quarter of 1997 resulting from increased competition and the depopulation of the assigned risk automobile pools.

Equity in losses of associated companies increased in the nine month period ended September 30, 1997 primarily due to start-up losses from the Company's equity investment in PIB of $32,190,000 and $9,510,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and $14,620,000 and $6,730,000 for the three month periods ended September 30, 1997 and 1996, respectively. The Company anticipates that PIB will continue to experience operating losses during the period that PIB is building production, distribution capacity and market share. This loss was offset by decreased losses from the Company's investment in MK Gold Company of $350,000 and $5,820,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and $170,000 and $1,900,000, for the three month periods ended September 30, 1997 and 1996, respectively, and a write-off of $6,540,000 in the third quarter of 1996 representing the Company's investment in an unsuccessful well drilled by its Siberian oil exploration joint venture.

Interest expense primarily reflects the level of external borrowings outstanding during the period.

The decrease in selling, general and other expenses in the 1997 periods as compared to the 1996 periods principally reflects the Empire Group's decreased expenses related to reduced premium volume, decreased operating expenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, CONTINUED.

of real estate properties, decreased expenses relating to certain investment activities and lower provisions for bad debts partially offset by the charge related to a pending legal settlement discussed above.

The 1997 and 1996 provisions for income taxes reflect reductions for the favorable resolution of certain federal income tax contingencies. In addition, the 1996 provision for income taxes reflects the recognition of additional deferred tax benefits.

Earned premium revenues of the discontinued Colonial Penn P&C Group were $387,548,000 and $368,405,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and $131,497,000 and $115,697,000 for the three month periods ended September 30, 1997 and 1996, respectively. Earned premiums from voluntary automobile policies were 17.6% higher during the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996, and voluntary automobile policies in force at September 30, 1997 increased 6.2% from December 31, 1996. This growth in voluntary automobile business was partially offset by the continued depopulation of state assigned risk automobile pools and reduced service fee business. The GAAP combined ratios for the discontinued Colonial Penn P&C Group were 101.1% and 98.5% for the nine month periods ended September 30, 1997 and 1996, respectively, and 102.6% and 99.9% for the three month periods ended September 30, 1997 and 1996, respectively. These increases were primarily due to increased levels of new voluntary automobile business for which higher loss reserves are provided than on renewal business and an unusually high guarantee association assessment in the second quarter of 1997.

The number of shares used to calculate primary earnings (loss) per share amounts was 61,917,000 and 60,556,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and 63,484,000 and 60,534,000 for the three month periods ended September 30, 1997 and 1996, respectively. The number of shares used to calculate fully diluted earnings (loss) per share amounts was 64,112,000 and 64,037,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and 64,076,000 and 64,022,000 for the three month periods ended September 30, 1997 and 1996, respectively. The increase in the number of shares utilized in calculating per share amounts principally related to the conversion of the 5 1/4% Debentures, as more fully described above.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           A) EXHIBITS.

               27  Financial Data Schedule.

           B) REPORTS ON FORM 8-K.

               The Company filed a current report on Form 8-K dated September 5, 1997 which sets forth information under Item 5. Other Events.

               The Company filed a current report on Form 8-K/A dated September 5, 1997 which sets forth information under Item 5. Other Events.

               The Company filed a current report on Form 8-K dated September 30, 1997 which sets forth information under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

               The Company filed a current report on Form 8-K dated September 30, 1997 which sets forth information under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LEUCADIA NATIONAL CORPORATION
                                         (Registrant)

Date:   November 14, 1997                 By /s/ Barbara L. Lowenthal
                                          ----------------------------------
                                          Barbara L. Lowenthal
                                          Vice President and Comptroller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit                                                           Exemption
 Number                             Description                    Indication
 ------                             -----------                    ----------

   27                         Financial Data Schedule.