Form 10-K405
period 1997-12-31
LEUCADIA NATIONAL CORP
filed 1998-03-27
CIK 96223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           NEW YORK                                      13-2615557
--------------------------------------  ----------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
         Title of Each Class                      on Which Registered
--------------------------------------  ----------------------------------------

COMMON SHARES, PAR VALUE $1 PER SHARE             NEW YORK STOCK EXCHANGE
                                                  PACIFIC STOCK EXCHANGE

7-3/4% SENIOR NOTES DUE AUGUST 15, 2013           NEW YORK STOCK EXCHANGE

8-1/4% SENIOR SUBORDINATED NOTES DUE
  JUNE 15, 2005                                   NEW YORK STOCK EXCHANGE

7-7/8% SENIOR SUBORDINATED NOTES DUE
  OCTOBER 15, 2006                                NEW YORK STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE.
--------------------------------------------------------------------------------
                                (Title of Class)

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 19, 1998 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $1,735,935,127.

On March 19, 1998, the registrant had outstanding 63,930,739 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1998 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

================================================================================

                                    PART I

Item 1. Business.
------- ---------
                                  THE COMPANY

GENERAL

      The Company is a diversified financial services holding company principally engaged in personal and commercial lines of property and casualty insurance, life insurance, banking and lending and manufacturing. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value.

      Shareholders' equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,863,531,000 at December 31, 1997, equal to a book value per common share of negative $.11 at December 31, 1978 and $29.17 at December 31, 1997.

      During 1997, the Company sold its Colonial Penn insurance operations in two separate transactions. In September 1997, the Company sold its life insurance subsidiaries, Colonial Penn Life Insurance Company ("Colonial Penn Life") and Providential Life Insurance Company ("Providential Life") and certain related assets, including its health insurance operations (the "Colonial Penn Life Group"), to Conseco, Inc. ("Conseco") for $460,000,000. The price consisted of $400,000,000 in notes maturing on January 2, 2003 collateralized by non-cancelable letters of credit and $60,000,000 in cash. As a result of the sale, the Company reported a pre-tax gain of approximately $272,000,000. For calendar year 1996, the operations sold, which principally consisted of the sale of "graded benefit life" insurance policies through direct marketing and agent-sold Medicare supplement insurance, accounted for revenues of approximately $230,000,000 and pre-tax earnings of approximately $48,000,000.

      In November 1997, the Company sold the property and casualty business of Colonial Penn Insurance Company and its subsidiaries (the "Colonial Penn P&C Group") to General Electric Capital Corporation ("GECC") for total cash consideration of $1,018,100,000, plus $14,300,000 for retention of certain employee benefit liabilities. As a result of the sale, the Company reported a pre-tax gain of approximately $590,000,000. For calendar year 1996, the Colonial Penn P&C Group, the primary business of which is providing private passenger automobile insurance to the mature adult population through direct response marketing, had revenues of approximately $592,000,000 and pre-tax earnings of approximately $70,000,000.

      The Company has made no determination as to the use of the net proceeds from the sales of the Colonial Penn Life Group and the Colonial Penn P&C Group. In evaluating potential uses of such proceeds, the Company will endeavor to maximize value to the shareholders, which could involve the repurchase of common shares of the Company, an extraordinary dividend, investments, acquisitions and working capital uses. At this time the Company has no material arrangement, commitment or understanding with respect to any such uses. Pending such uses, the cash proceeds of these sales primarily are invested in short/intermediate-term investment grade obligations.

      The consolidated financial statements of the Company included in this Report reflect the Colonial Penn Life Group and the Colonial Penn P&C Group as discontinued operations and the consolidated financial statements for prior periods have been restated to be consistent with such presentation.

      The Company's remaining insurance operations consist of personal and commercial property and casualty insurance primarily conducted through Empire Insurance Company ("Empire") and Allcity Insurance Company ("Allcity") and life insurance operations conducted through Charter National Life Insurance Company ("Charter") and Intramerica Life Insurance Company ("Intramerica"). For the year ended December 31, 1997, these insurance operations accounted for 59% of the Company's revenues and at December 31, 1997, 68% of the Company's assets, including the net proceeds from the above sales.

      In February 1998, the Company agreed to reinsure all of its remaining life insurance business to Allstate Life Insurance Company and a subsidiary thereof (collectively, "Allstate") in an indemnity reinsurance transaction (the "Life Reinsurance Transaction"). Consummation of this transaction, which is expected to occur in the second quarter of 1998, is subject to regulatory approval and the satisfaction of certain other conditions. The premium to be received on this transaction is approximately $30,000,000.

      The Company's insurance operations have a diversified investment portfolio of securities, substantially all of which are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P"). Investments in mortgage loans, real estate and non-investment grade securities represented less than 1% of the insurance subsidiaries' portfolio at December 31, 1997.

      The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company's principal lending activities consist of providing collateralized personal automobile loans to individuals with poor credit histories and unsecured loans to executives and professionals generally with good credit histories.

      The Company's manufacturing operations primarily manufacture and market plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet backing and filtration.

      The Company has investments in Russia and Argentina. For more information concerning these investments see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

      Certain of the Company's subsidiaries have substantial tax loss carryforwards. The amount and availability of the tax loss carryforwards are subject to certain qualifications, limitations and uncertainties as more fully discussed in the Notes to the Consolidated Financial Statements.

      As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                  Financial Information About Industry Segments
                  ---------------------------------------------

      Certain information concerning the Company's operations is presented in the following table.

                                             Year Ended December 31,
                                           ---------------------------
                                           1997        1996       1995
                                           ----        ----       ----
                                                   (In millions)
Revenues:
---------
  Property and Casualty Insurance         $ 363.2    $  419.4  $  403.0
  Life Insurance                             13.5        14.2      15.5
  Banking and Lending                        45.8        55.1      58.6
  Manufacturing                             133.7       148.4     166.3
  Corporate and Other (a)                    87.3        47.2     125.5
                                          -------    --------  --------
                                          $ 643.5    $  684.3  $  768.9
                                          =======    ========  ========

Income (loss) from continuing operations
before income taxes and minority
expense of trust preferred securities:
--------------------------------------
  Property and Casualty Insurance         $   4.1    $   22.3   $  10.0
  Life Insurance                              4.7        10.2      13.5
  Banking and Lending                         5.8        14.5      16.7
  Manufacturing                                .3          .4     (18.0)
  Corporate and Other (a)(b)                (39.8)      (86.7)       .9
                                          -------     -------   -------
                                          $ (24.9)    $ (39.3)  $  23.1
                                          =======     =======   =======

Identifiable assets employed:
-----------------------------
  Property and Casualty Insurance        $1,047.8    $1,082.5  $1,093.4
  Life Insurance (c)                      2,035.0       645.8     602.7
  Banking and Lending                       265.1       291.3     336.8
  Manufacturing                              45.4        68.7      83.6
  Corporate and Other (d)                 1,107.1     1,274.3   1,191.8
                                         --------    --------  --------
                                         $4,500.4    $3,362.6  $3,308.3
                                         ========    ========  ========

      At December 31, 1997, the Company and its consolidated subsidiaries had 1,378 full-time employees.

--------------------

(a) Includes equity in losses of associated companies ($56,515,000 in 1997, $33,631,000 in 1996 and $2,613,000 in 1995), gains (losses) from certain investments and real estate and other operations. In 1995, includes a $41,030,000 gain related to the return of two of the Company's legal subsidiaries, which were formerly under the control of the Wisconsin Insurance Commissioner (the "WMAC Companies").

(b) Includes corporate interest expense and overhead, including expenses related to certain acquisition and investing activities.

(c) Includes the net proceeds from the sales of the Colonial Penn Life Group and Colonial Penn P&C Group.

(d) Principally consists of cash, investments, real estate, receivables and, in 1996 and 1995, the deferred income tax asset and the net assets of discontinued operations.

                              INSURANCE OPERATIONS


PROPERTY AND CASUALTY INSURANCE

      The Company's principal property and casualty insurance operations are conducted through the Empire Group, which consists of Empire and Allcity. The Empire Group specializes in personal and commercial property and casualty insurance business primarily in the New York metropolitan area. The Empire Group provides personal automobile and homeowners insurance and commercial insurance coverage for vehicles (including medallion and radio-controlled livery vehicles), multi-family residential real estate, workers' compensation and various other business classes. The Empire Group is rated "B++" (very good) by A.M. Best Company ("Best") and rated "A-" (good) by S&P. As with all ratings, Best and S&P ratings are subject to change at any time.

      For the years ended December 31, 1997, 1996 and 1995, net earned premiums for the Empire Group were $275,000,000, $326,400,000 and $326,100,000, respectively. During the year ended December 31, 1997, 62%, 28% and 10% of net earned premiums of the Empire Group were derived from personal and commercial automobile lines, other commercial lines and other personal lines, respectively. Substantially all of the Empire Group's policies are written in New York for a one-year period. The Empire Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. The Empire Group is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey.

      The voluntary business of the Empire Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are five general agents, one of which is owned by Empire, and approximately 400 local agents and insurance brokers presently acting under agreements with the Empire Group. These agents and brokers also represent other competing insurance companies. The Empire Group's owned general agent is its largest producer and generated approximately 11% of its total premium volume for the year ended December 31, 1997.

       The Empire Group has acquired blocks of assigned risk business from other insurance companies (the "service business") relating to private passenger and commercial automobile insurance. These contractual arrangements, which are negotiated for one or two year periods, provide for fees paid to the Empire Group within parameters established by the New York Insurance Department. In addition, the Empire Group receives a fee for providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool ("NYPAP") and the Massachusetts Taxi and Limousine Pool. These latter arrangements do not involve the assumption of any material underwriting risk by the Empire Group.

      On a quarterly basis, the Empire Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Empire Group's results for 1997 was approximately $27,000,000 for reserve strengthening related to losses from prior accident years. The Empire Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate. The Empire Group has taken certain steps to improve its operations, including systems enhancements and actions relating to pricing and improved underwriting and claims handling, and may initiate additional changes in the future. The Company believes that the results of efforts taken to date may not be known for some time, given the nature of the property and casualty insurance business and the inherently long period of time involved in settling claims.

      Set forth below is certain statistical information for the Empire Group prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP"). The Loss

Ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss.
The Combined Ratio does not include the effect of investment income.


                                                 Year Ended December 31,
                                             ------------------------------
                                              1997          1996       1995
                                              ----          ----       ----
Loss Ratio:
      GAAP                                   100.3%        92.1%       93.2%
      SAP                                    100.3%        89.5%       91.0%
      Industry (SAP) (a)                        N/A        78.4%       78.9%

Expense Ratio:
      GAAP                                    18.2%        22.6%       19.8%
      SAP                                     17.5%        18.4%       16.4%
      Industry (SAP) (a)                        N/A        27.4%       27.5%


Combined Ratio (b):
      GAAP                                   118.5%       114.7%      113.0%
      SAP                                    117.8%       107.9%      107.4%
      Industry (SAP) (a)                        N/A       105.8%      106.4%

---------------

(a) Source: Best's Aggregates & Averages, Property/Casualty, 1997 Edition. Industry combined ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(b) For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. Additionally in 1997 and 1996, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP. For further information about the Empire Group's combined ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

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

      The Empire Group relies upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed.

      In the following table, the liability for losses and LAE of the Empire Group is reconciled for each of the three years ended December 31, 1997. Included therein are current year data and prior year development.

                   RECONCILIATION OF LIABILITY FOR LOSSES AND
                            LOSS ADJUSTMENT EXPENSES


                                    1997            1996           1995
                                    ----            ----           ----
                                               (In thousands)

Net liability for losses
  and LAE at
  beginning of year               $481,138        $476,692        $406,695
                                  --------        --------        --------

Provision for losses and
  LAE for claims occurring
  in the current year              248,408         271,633         268,493
Increase in estimated
  losses and LAE for
  claims occurring in
  prior years                       27,027          28,183          34,470
                                  --------        --------        --------
Total incurred losses
  and LAE                          275,435         299,816         302,963
                                  --------        --------        --------

Losses and LAE payments for
  claims occurring during:
  Current year                      80,149          93,036          80,062
  Prior years                      189,308         202,334         152,904
                                  --------        --------        --------
                                   269,457         295,370         232,966
                                  --------        --------        --------

                                   487,116         481,138         476,692

Reinsurance
  recoverable                       58,592          51,181          40,730
                                  --------        --------        --------

Liability for losses and
  LAE at end of year as
  reported in financial
  statements                      $545,708        $532,319        $517,422
                                  ========        ========        ========


      The Empire Group's liability for losses and LAE as of December 31, 1997 was $487,116,000 determined in accordance with SAP and $545,708,000 determined in accordance with GAAP. The difference relates to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities.

      The following table presents the development of balance sheet liabilities from 1987 through 1997 for the Empire Group. The liability line at the top of the table indicates the estimated liability for unpaid losses and LAE recorded as of the dates indicated. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

      The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1987 liability estimate indicated on the table of $206,709,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31,

1997 of $188,962,000, or a redundancy of $17,747,000. If the re-estimated liability exceeded the liability initially established, a cumulative deficiency would be indicated.

      In evaluating this information, it should be noted that each amount shown for "cumulative redundancy (deficiency)" includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy (deficiency) related to losses settled in 1991, but incurred in 1987, will be included in the cumulative redundancy (deficiency) amount for 1987, 1988, 1989 and 1990. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

      For further discussion of the Empire Group's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                                    Year Ended December
                --------------------------------------------------------------------------------------------------------------------
                    1987       1988       1989       1990       1991      1992      1993       1994      1995     1996       1997
                    ----       ----       ----       ----       ----      ----      ----       ----      ----     ----       ----
                                                                       (In thousands)
Liability
 for Unpaid
 Losses and Loss
 Adjustment
 Expenses         $206,709  $222,814   $235,223   $251,401   $280,679  $322,516  $353,917  $ 406,695  $476,692  $481,138  $487,116

Liability
 Re-estimated
 as of:
One Year Later    $198,384  $213,671   $227,832   $249,492   $280,020  $321,954  $344,156  $ 441,165  $504,875  $508,165  $   -
Two Years Later    194,530   206,088    217,432    245,141    277,866   324,262   374,158    467,659   537,372
Three Years Later  188,843   198,500    212,649    243,849    284,052   345,576   394,418    500,286
Four Years Later   184,564   194,324    211,859    247,314    296,484   361,903   415,251
Five Years Later   181,990   196,070    211,952    255,045    306,094   377,097
Six Years Later    183,015   196,646    216,545    260,031    316,887
Seven Years Later  183,082   199,502    219,786    265,525
Eight Years Later  185,609   201,600    222,556
Nine Years Later   187,252   202,989
Ten Years Later    188,962

Cumulative
 Redundancy
 (Deficiency)     $ 17,747  $ 19,825   $ 12,667   $(14,124)  $(36,208) $(54,581) $(61,334) $ (93,591) $(60,680) $(27,027) $   -
                  ========  ========   ========   ========   ========  ========  ========  =========  ========  ========  ========

Cumulative
 Amount of
  Liability Paid
  Through:
One Year Later    $ 60,446  $ 64,140   $ 65,822   $ 78,954   $ 89,559  $113,226  $116,986  $ 152,904  $202,334  $189,308  $   -
Two Years Later     97,627   101,206    109,479    126,908    150,043   182,250   199,214    270,020   318,693
Three Years Later  123,092   131,705    140,916    167,330    197,848   239,092   272,513    353,649
Four Years Later   142,910   152,330    166,023    196,099    233,244   285,880   326,637
Five Years Later   155,786   168,117    182,001    216,749    259,946   320,044
Six Years Later    164,213   178,095    193,943    231,892    279,682
Seven Years Later  170,215   185,310    203,169    242,275
Eight Years Later  175,117   191,292    209,115
Nine Years Later   179,368   194,965
Ten Years Later    182,106

Gross
Liability -
  End of Year                                                                    $391,829  $ 451,442  $517,422  $532,319  $545,708
Reinsurance                                                                        37,912     44,747    40,730    51,181    58,592
                                                                                 --------  ---------  --------  --------  --------
Net
Liability -
  End of Year as
  Shown Above                                                                    $353,917  $ 406,695  $476,692  $481,138  $487,116
                                                                                 ========  =========  ========  ========  ========

Gross Re-estimated
  Liability - Latest                                                             $484,550  $ 570,042  $604,887  $579,347
Re-estimated
  Reinsurance - Latest                                                             69,299     69,756    67,515    71,182
                                                                                 --------  ---------  --------  --------
Net Re-estimated
  Liability - Latest                                                             $415,251  $ 500,286  $537,372  $508,165
                                                                                 ========  =========  ========  ========
Gross Cumulative
    (Deficiency)                                                                 $(92,721) $(118,600) $(87,465) $(47,028)
                                                                                 ========  =========  ========  ========

LIFE INSURANCE

      The Company has two life insurance subsidiaries, Charter and Intramerica, each rated "A-" (excellent) by Best. Through Charter and Intramerica, the Company is licensed in all 50 states and the District of Columbia, and generally has sold its products throughout most of the United States.

      The principal life insurance product offered by Charter and Intramerica is a no-load variable annuity ("VA") product. The VA product is marketed as an investment vehicle to individuals seeking to defer, for federal income tax purposes, the annual increase in their account balance. Premiums from this VA product are invested at the policyholders' election in either unaffiliated mutual funds, where the policyholder bears the entire investment risk, or in a fixed account, where the funds earn interest at rates determined by the Company. The Company's VA product is currently marketed in conjunction with Scudder Kemper Investment, Inc., a mutual fund manager.

      Premium receipts on the VA product are not recorded as revenue under GAAP but are recorded in a manner similar to a deposit. Premium receipts on the VA product for the years ended December 31, 1997, 1996 and 1995 were $53,178,000, $47,265,000 and $43,717,000, respectively.

      In February 1998, the Company agreed to reinsure all of its remaining life insurance business to Allstate in the Life Reinsurance Transaction. Consummation of this transaction, which is expected to occur in the second quarter of 1998, is subject to regulatory approval and the satisfaction of certain other conditions. The premium to be received on this transaction is approximately $30,000,000. The terms of the Life Reinsurance Transaction generally prohibit the Company from selling variable annuities or variable life insurance policies in the United States for a three year period and prohibit the Company from certain marketing and solicitation agreements with the fund advisor for this variable annuity product.

INSURANCE OPERATIONS

      Investments

      Investment activities represent a significant part of the Company's insurance related revenues and profitability. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's investment committees.

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

      The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 1997 and 1996 was as follows:

                                                 1997         1996
                                                 ----         ----
                                               (Dollars in thousands)
Bonds and notes:
  U.S. Government and agencies                    91%           95%
  Rated investment grade                           7             3
  Non rated - other                                1             -
  Rated less than investment grade                 -             -
Policyholder loans                                 -             1
Equity securities                                  -             -
Other, principally accrued interest                1             1
                                                 ---           ---
          Total                                  100%          100%
                                                 ===           ===
Estimated average yield to maturity
  of bonds and notes                            6.1%          6.1%
Estimated average remaining
  life of bonds and notes                    2.6 yrs.      3.5 yrs.
Carrying value of investment portfolio     $1,400,160      $907,992
Market value of investment portfolio       $1,400,327      $908,072


      Reinsurance

      The Empire Group's maximum retained limit was $500,000 for workers' compensation; for other property and casualty lines, the Empire Group's maximum retained limit was $300,000 for 1997 and 1996 and $225,000 for 1995.
Additionally, the Empire Group has entered into certain excess of loss and catastrophe treaties to protect against certain losses. The Empire Group's retention of lower level losses in such treaties is $7,500,000 for 1998 and was $5,000,000 for 1997 and $3,000,000 for 1996 and 1995.

      Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation (A++), American Re-Insurance Company (A+) and Zurich Reinsurance (North America), Inc. (A). The Company has reinsured a block of Intramerica's business with a subsidiary of Conseco as part of the sale of such business to Conseco. As collateral for this reinsurance, assets equal to the reserves for this business were placed in a trust for the benefit of Intramerica. In addition, the Company has reinsured a block of business with a subsidiary of John Hancock Mutual Life Insurance Company ("Hancock") as part of the 1993 sale of such business to Hancock. The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

      Competition

      The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are unendorsed, which may give such other companies a competitive advantage. Federal administrative, legislative and judicial activity may result in changes to federal banking laws that will enable national banks to act as agents in order to offer certain insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

      The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns has been, and may continue to be, a depressing influence on policy rates. In addition, the Company is experiencing increased competition from low cost insurance providers that write personal lines business on a direct response basis through direct mail and telemarketing. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside the Company's control.

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

      The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Each of the Company's insurance subsidiaries' RBC ratio as of December 31, 1997 substantially exceeded minimum requirements.

      The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. The insurance companies had certain "other than normal" NAIC ratios for the year ended December 31, 1997. The Company believes that there are no material underlying problems or weaknesses in its insurance operations and that it is unlikely that material adverse regulatory action will be taken.

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

                               BANKING AND LENDING

      The Company's banking and lending operations principally are conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial ("AIF"), an industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had deposits of $198,582,000 and $209,261,000 at December 31, 1997 and 1996, respectively. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area. The funds generated by the deposits are primarily used to make consumer instalment loans.

      The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $202,938,000 and $233,351,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, 38% were loans to individuals generally collateralized by automobiles; 9% were unsecured loans to individuals acquired from others in connection with investments in limited partnerships; 46% were unsecured loans to executives and professionals, generally with good credit histories; and 7% were instalment loans to consumers, substantially all of which were collateralized by real or personal property.

      It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 1997, the allowance for loan losses for the Company's entire loan portfolio was $10,199,000 or 5% of the net outstanding loans, compared to $12,177,000 or 5.2% of net outstanding loans at December 31, 1996.

      Collateralized personal automobile instalment loans are made to individuals, who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual as well as the collateral to attempt to minimize the number of defaults. Additionally, the Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 1997, the Company generated $152,717,000 of these loans ($34,554,000 during 1997). Beginning in 1995, primarily as a result of increased competition, together with the Company's tightening of its underwriting standards, the portfolio has declined. The Company expects that competition will continue to be a significant factor which may inhibit its ability to grow the portfolio in the future. As a result, the Company expects that any expansion of this business would be modest. In 1997, the loan losses for this portfolio decreased primarily due to enhanced collection efforts and strengthened underwriting. At December 31, 1997, the allowance for loan losses for this portfolio was $6,460,000 or 8.3% of net outstanding loans.

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

                                 MANUFACTURING

      During 1997, the Company sold three of its manufacturing divisions. As of December 31, 1997, the Company's remaining manufacturing operation is its plastics division. This division manufactures and markets proprietary plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet backing and filtration. The plastics division markets its products both domestically and internationally, with approximately 20% of its 1997 sales exported to Europe, Latin America, Japan and Australia. New product development focuses on niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. For the years ended December 31, 1997, 1996 and 1995, the plastics division's revenues were approximately $50,900,000, $47,600,000 and $43,800,000, respectively.

      The plastics division is subject to domestic and international competition, generally on the basis of price, service and quality. Additionally, certain products are dependent on cyclical industries, including the construction industry. The Company holds patents on certain improvements to the basic manufacturing processes and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on the plastics division.

                       OTHER OPERATIONS AND INVESTMENTS

      The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at December 31, 1997: Carmike Cinemas, Inc. ("Carmike") (approximately 6% of Class A shares), HomeFed Corporation ("HFC") (approximately 41%), Jordan Industries, Inc. ("JII") (approximately 10%) and MK Gold Company ("MK Gold") (approximately 46%).

      In 1997, the Company had a majority economic interest in a joint venture, Pepsi International Bottlers ("PIB"), which it had formed with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. After reflecting its share of losses since inception, the book value of the Company's equity investment in PIB was $11,744,000 at December 31, 1997. Effective as of January 30, 1998, the Company entered into an agreement with PepsiCo (described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report) whereby the Company's economic interest was reduced to a minority position and all prior loans from the Company to PIB were repaid in full.

      The Company owns a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja"), a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance, workers' compensation insurance and banking in Argentina. Caja distributes its insurance products primarily on a direct basis, and therefore does not pay commissions to agents. Caja is the largest insurance company in Argentina, with total annual premium revenues of approximately $586,123,000 and total assets (including banking operations) of approximately $691,736,000. At December 31, 1997, the carrying amount of the Company's investment in Caja was $45,046,000. The Company's equity in Caja's results of operations since acquisition has not been material.

      A subsidiary of the Company is a partner in The Jordan Company and Jordan/Zalaznick Capital Company. These partnerships each specialize in structuring leveraged buyouts in which the partners are given the opportunity to become equity participants. Since 1982, the Company has invested an aggregate of $44,311,000 in these partnerships and related companies and, through December 31, 1997, has received $94,233,000 (including cash, interest bearing notes and other receivables) relating to the disposition of investments and management and other fees. At December 31, 1997, through these partnerships, the Company had interests in JII, Carmike and a total of 20 other companies (the "Jordan Associated Companies"), which in total are carried in the Company's consolidated financial statements at $10,344,000.

      At December 31, 1997, the carrying value of the Company's real estate investments totaled $93,264,000. These investments consist of a variety of projects, including some which are available for sale and others which are in the process of development.

      For further information about the Company's business, reference is made to
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report and Notes to Consolidated Financial Statements.


Item 2. Properties.
------- -----------

      Through its various subsidiaries, the Company owns and utilizes in its operations two offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 77,000 sq. ft.). In addition, a subsidiary of the Company owns a facility (totaling approximately 158,500 sq. ft.) primarily used for manufacturing and storage located in Georgia.

      The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Notes to Consolidated Financial Statements.


Item 3. Legal Proceedings.
------- ------------------

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

      On May 13, 1997, Pinnacle filed a purported derivative complaint in New York State Supreme Court. The action, entitled Pinnacle Consultants, Ltd. v. Leucadia National Corp., et al. (no. 602470/97), is substantially similar to the federal court complaint that was dismissed in 1996. Pinnacle has alleged claims for fraud, waste, breach of fiduciary duty and conversion against the same current and former Leucadia directors who were named as defendants in the federal court action. Defendants motion to dismiss the complaint remains sub judice.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

      The following matters were submitted to a vote of shareholders at the Company's 1997 Annual Meeting of Shareholders held on November 3, 1997:

(a) Approval of the purchase agreement pursuant to which the Company agreed to sell the Colonial Penn P&C Group to GECC.

                  For                       45,863,088
                  Against                       51,531
                  Abstentions                   58,414
                  Broker non-votes           7,843,993


(b) Election of directors.
                                                     Number of Shares
                                                --------------------------
                                                    For           Withheld
                                                    ---           --------
                  Ian M. Cumming                53,697,705        119,321
                  Paul M. Dougan                53,727,457         89,569
                  Lawrence D. Glaubinger        53,755,137         61,889
                  James E. Jordan               53,756,457         60,569
                  Jesse Clyde Nichols, III      53,757,743         59,283
                  Joseph S. Steinberg           53,726,377         90,649


(c)  Approval of the Company's Senior Executive Annual Incentive Bonus Plan.

                  For                       44,895,846
                  Against                    1,223,049
                  Abstentions                  355,063
                  Broker non-votes           7,343,068


(d) Ratification of Coopers & Lybrand L.L.P. as independent auditors for the year ended December 31, 1997.

                  For                       53,663,759
                  Against                       72,043
                  Abstentions                   81,224
                  Broker non-votes                  --

Item 10.  Executive Officers of the Registrant.
--------  -------------------------------------

      All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 23, 1998, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

NAME                      AGE    POSITION WITH LEUCADIA        OFFICE HELD SINCE
----                      ---    ----------------------        -----------------

Ian M. Cumming            57     Chairman of the Board           June 1978
Joseph S. Steinberg       54     President                       January 1979
Thomas E. Mara            52     Executive Vice President        May 1980;
                                   and Treasurer                   January 1993
Joseph A. Orlando         42     Vice President and              January 1994;
                                   Chief Financial Officer         April 1996
Barbara L. Lowenthal      43     Vice President and              April 1996
                                   Comptroller
Paul J. Borden            49     Vice President                  August 1988
Mark Hornstein            50     Vice President                  July 1983

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------- ----------------------------------------------------------------------

      (a)   Market Information.

      The Common Shares of the Company (the "Common Shares") are traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per Common Share on the consolidated transaction reporting system, as reported by the Dow Jones Historical Stock Quote Reporter Service.


                                                           COMMON SHARE
                                                           ------------
                                                         HIGH         LOW
                                                         ----         ---
            1996
            ----
            First Quarter                               $29.00      $23.75
            Second Quarter                               26.50       23.88
            Third Quarter                                25.00       21.63
            Fourth Quarter                               28.50       23.13

            1997
            ----
            First Quarter                               $29.00      $25.75
            Second Quarter                               31.88       27.38
            Third Quarter                                34.75       31.00
            Fourth Quarter                               36.63       33.00

            1998
            ----
            First Quarter (through March 19, 1998)      $40.38      $33.56


      (b)   Holders.

      As of March 19, 1998, there were approximately 4,212 record holders of the Common Shares.

      (c)   Dividends.

      The Company paid dividends of $.25 per Common Share on December 31, 1997 and December 31, 1996. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

      In connection with the declaration of dividends or the making of distributions on, or the purchase, redemption or other acquisition of Common Shares, the Company is required to comply with certain restrictions contained in certain of its debt instruments. The Company's regulated subsidiaries are restricted in the amount of distributions that can be made to the Company without regulatory approval. For further information see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

Item 6. Selected Financial Data.
------- ------------------------

      The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                                                                 YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1997          1996          1995          1994          1993
                                                             ----          ----          ----          ----          ----
                                                                       (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
 Revenues                                                  $643,476      $684,324      $768,927      $661,308      $634,938
 Net securities gains (losses)                                2,948        28,509        20,020        (3,469)       22,013
 Interest expense (a)                                        46,007        53,599        52,538        43,751        38,830
 Insurance losses, policy benefits and
  amortization of deferred acquisition costs                329,366       356,994       364,491       300,889       280,050
 Income (loss) from continuing operations
  before income taxes, minority expense of
  trust preferred securities, cumulative effects
  of changes in accounting principles and
  extraordinary loss                                        (24,934)      (39,339)       23,092        (8,153)       25,393
 Income (loss) from continuing operations
  before minority expense of trust preferred
  securities, cumulative effects of changes
  in accounting principles and
  extraordinary loss                                        (14,683)      (23,060)       32,532        (1,567)       15,457
 Minority expense of trust preferred securities,
  net of taxes                                               (7,942)           -             -             -             -
 Income (loss) from continuing operations
  before cumulative effects of
  changes in accounting principles
  and extraordinary loss                                    (22,625)      (23,060)       32,532        (1,567)       15,457
 Income from discontinued operations, including
  gain on sale, net of taxes                                686,497        78,575        74,971        72,403       100,802
 Cumulative effects of changes in
  accounting principles                                         -              -             -             -        129,195
 Extraordinary loss from early
  extinguishment of debt, net of taxes                       (2,057)       (6,838)           -             -             -
 Net income                                                 661,815        48,677       107,503        70,836       245,454

Per share:
 Basic earnings (loss) per common share:
  Income (loss) from continuing operations
   before cumulative effects of changes in
   accounting principles and extraordinary loss              $ (.36)        $(.38)        $ .57         $(.03)        $ .28
  Income from discontinued operations, including
   gain on sale                                               11.03          1.30          1.30          1.29          1.81
  Cumulative effects of changes in
   accounting principles                                         -             -             -             -           2.31
  Extraordinary loss                                           (.03)         (.11)           -             -             -
                                                             ------         -----         -----         -----         -----
         Net income                                          $10.64         $ .81         $1.87         $1.26         $4.40
                                                             ======         =====         =====         =====         =====

 Diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   before cumulative effects of changes in
   accounting principles and extraordinary loss              $ (.36)        $(.38)        $ .55        $ (.03)        $ .26
  Income from discontinued operations, including
   gain on sale                                               11.03          1.30          1.26          1.29          1.72
  Cumulative effects of changes in
   accounting principles                                         -             -             -             -           2.21
  Extraordinary loss                                           (.03)         (.11)           -             -             -
                                                             ------         -----         -----         -----         -----
         Net income                                          $10.64         $ .81         $1.81         $1.26         $4.19
                                                             ======         =====         =====         =====         =====

                                                                                    AT DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1997          1996          1995          1994          1993
                                                             ----          ----          ----          ----          ----
                                                                       (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
 Cash and investments                                   $ 2,562,981    $1,325,991    $ 1,334,385   $1,019,877    $1,091,127
 Total assets                                             4,500,369     3,362,556      3,308,288    2,878,213     2,905,815
 Debt, including current maturities                         352,872       520,263        513,810      422,166       398,007
 Customer banking deposits                                  198,582       209,261        203,061      179,888       173,365
 Common shareholders' equity                              1,863,531     1,118,107      1,111,491      881,815       907,856
 Book value per common share                                 $29.17        $18.51         $18.47       $15.72        $16.27
 Cash dividends per common share                             $  .25        $  .25         $  .25       $  .13        $  .13

--------------------------------
Footnotes on following page.

                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                    1997      1996     1995     1994      1993
                                                    ----      ----     ----     ----      ----
SELECTED INFORMATION ON PROPERTY AND
 CASUALTY INSURANCE OPERATIONS (Unaudited): (b)
   GAAP Combined Ratio                             118.5%    114.7%   113.0%    103.5%   105.2%
   SAP Combined Ratio                              117.8%    107.9%   107.4%    101.3%   101.7%
   Industry SAP Combined Ratio (c)                    N/A    105.8%   106.4%    108.4%   106.9%
   Premium to Surplus Ratio (d)                      1.4x      1.8x     2.2x      2.3x     2.1x


-----------------
(a)   Includes interest on customer banking deposits.

(b) The Combined Ratio does not reflect the effect of investment income. For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratios and the SAP Combined Ratios. Additionally in 1997, 1996 and 1993, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP.

(c) Source: Best's Aggregates & Averages, Property/Casualty, 1997 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(d) Premium to Surplus Ratio was calculated by dividing statutory property and casualty insurance premiums written by statutory capital at the end of the year.

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

      In September 1997, the Company completed the sale of the Colonial Penn Life Group to Conseco for $460,000,000, consisting of $400,000,000 in notes due January 2, 2003 collateralized by non-cancelable letters of credit (the "Conseco Notes") and $60,000,000 in cash. In November 1997, the Company completed the sale of the Colonial Penn P&C Group to GECC for total cash consideration of $1,018,100,000, plus $14,300,000 for retention of certain employee benefit liabilities. Approximately $32,000,000 of the cash proceeds from the Colonial Penn sales were paid to the Parent. Subsequent to the completion of the sales, $189,000,000 of the cash proceeds was transferred to the Parent pursuant to tax sharing agreements. The balance of the cash proceeds and the notes was held by Charter as of December 31, 1997. During the first quarter of 1998, having made the required regulatory notification, $1,230,000,000 (consisting of $830,000,000 in cash and the Conseco Notes) was distributed to the Parent.

      The Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made from banks through various credit agreement facilities and term loans, and through public financings. In February 1997, the Company replaced its unsecured $150,000,000 bank credit agreement facilities and its $50,000,000 of outstanding unsecured bank term loans with a new unsecured bank credit facility of $200,000,000. In connection with the sale of the Colonial Penn P&C Group, the Company replaced the February 1997 bank credit facility with a new unsecured bank credit facility of $100,000,000 and provided the purchaser of the Colonial Penn P&C Group with a $100,000,000 non-cancelable letter of credit to secure certain indemnification obligations. This letter of credit was issued by one of the Company's credit facility banks and is collateralized by certain deposits of the Company aggregating approximately $105,000,000. The new $100,000,000 credit facility bears interest based on the prime rate or LIBOR and matures in November 2002. During the year ended December 31, 1997, the Company used a portion of its bank credit facility primarily to fund the redemption of its 5-1/4% Convertible Subordinated Debentures due 2003 (the "5-1/4% Debentures") and its 10-3/8% Senior Subordinated Notes due 2002 (the "10-3/8% Notes") and to provide bridge financing to PIB. At December 31, 1997, there were no amounts outstanding under the bank credit facility.

      In March 1997, the Company called for redemption all of its outstanding 5-1/4% Debentures at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest. Of the $100,000,000 principal amount of the 5-1/4% Debentures outstanding, $93,675,000 was converted into 3,258,145 Common Shares and $6,325,000 was redeemed.

      In June 1997, the Company also redeemed all of the aggregate principal amount outstanding of its 10-3/8% Notes for a total redemption price of $23,112,000.

      At December 31, 1997, a maximum of approximately $23,400,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. This amount does not include the $1,230,000,000 dividended to the Parent in March 1998. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 1997 or borrowed to date in 1998. There are no restrictions on distributions from the non-regulated subsidiaries; the Parent and its non-regulated subsidiaries had aggregate cash and temporary investments of approximately $426,000,000 at December 31, 1997. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent and certain subsidiaries, together with current interest deductions and corporate expenses, the amount paid by the Parent for income taxes is substantially less than tax sharing payments received from its subsidiaries. In addition, the Parent receives payments from the regulated and non-regulated entities for services provided by the Parent. Payments from regulated subsidiaries for dividends, tax sharing payments and other services totaled approximately $281,571,000 for the year ended December 31, 1997, of which $226,098,000 was received from the Colonial Penn Life Group and the Colonial Penn P&C Group.

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

Consolidated Liquidity

      In 1997 and 1996, net cash was used for operations principally to fund its capital commitments and bridge financing to PIB, and, in 1997, for the purchase of investments classified as trading.

      In 1996, the Company formed PIB, a joint venture with PepsiCo, Inc., to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. Although the Company's $79,500,000 aggregate equity investment in PIB ($28,500,000 of which was funded in January 1997 and $51,000,000 during 1996) resulted in an initial 75% economic interest in PIB, under the original terms of the joint venture agreement, the Company and PepsiCo equally shared voting rights over all significant aspects of PIB's operations. Consequently, since the Company did not control PIB despite its larger economic interest, the Company accounted for its share of PIB's operating results under the equity method of accounting. After reflecting its share of losses since inception, the book value of the Company's equity investment in PIB was $11,744,000 at December 31, 1997.

      During 1997, the Company and PepsiCo provided bridge financing to PIB to cover operating costs and capital expenditures, of which $77,705,000 was funded by the Company. Although PIB continues to need additional funds while it is developing its business, since November 3, 1997, the Company has not provided any additional funding. As a result, the Company's equity interest in PIB at December 31, 1997 was reduced to 71%.

      Effective as of January 30, 1998, the Company entered into an agreement with PepsiCo, pursuant to which, among other things, PIB repaid in full the Company's $77,705,000 bridge financing and the Company's equity interest in PIB was reduced to 37.9%. The agreement relieves the Company of any future funding obligation with respect to PIB and gives the Company the right to require that PepsiCo purchase all of the Company's interest in PIB (the "Put Option") for $37,000,000, plus interest (the "Exercise Price"), and gives PepsiCo the right (the "Call Option") to require that the Company sell to PepsiCo all of the Company's interest in PIB for the Exercise Price. The Call Option is exercisable for the five year period beginning on January 30, 1998 and the Put Option is exercisable for the three year period beginning January 30, 2000 (although, in certain limited circumstances it can be exercised earlier). During the period that the Call Option is exercisable, PepsiCo will have sole voting rights and the unilateral ability to make all capital, operational and managerial decisions of PIB, including future funding needs.

      As a result of this agreement with PepsiCo, the Company no longer has any ability to influence PIB. Effective February 1, 1998, the Company will no longer account for its investment in PIB under the equity method of accounting. Although the Exercise Price exceeds the book value of the Company's equity investment in PIB at December 31, 1997 by $25,256,000, the Company will not recognize any gain in its results of operations until the Put Option or Call Option is exercised.

      The Company retains a portfolio of Russian debt and equity securities with a book value of approximately $36,000,000 at December 31, 1997. In addition, the Company continues to explore other investment opportunities in Russia and the Commonwealth of Independent States. The Company's investments in Russia and Argentina are subject to foreign exchange and other risks. Investing in the emerging markets of Russia is subject to political risk and uncertainty concerning the government's ability to succeed in converting to a market economy, both of which are beyond the Company's control. The Company's investments in Argentina and Russia are subject to foreign currency exchange risks, the volatility of the banking systems and securities markets in these countries, the overall health of their respective economies and the usual competitive factors experienced by businesses.

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

      In June 1997, the Company sold its investment in a New York City office building for $100,000,000 in cash. The Company reported a pre-tax gain of approximately $35,600,000 on the sale.

      The investment portfolios of the Company's insurance subsidiaries are principally fixed maturity investments rated "investment grade" or U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The investment strategy of the insurance subsidiaries has been to maintain a high quality portfolio of publicly traded, fixed income securities with a relatively short duration. Principally as a result of changes in market interest rates during 1997, the unrealized gain on investments at the end of 1996 of approximately $1,759,000 (net of taxes) increased to approximately $5,630,000 (net of taxes) as of December 31, 1997.

While this has resulted in an increase in shareholders' equity, it had no effect on results of operations or cash flows.

      The Company provides collateralized automobile loans to individuals with poor credit histories. In 1997, the Company continued to experience competition resulting in reduced volume. During 1996, the Company tightened its underwriting standards in an effort to improve its loan loss experience and increased the reserve maintained on this portfolio. The Company's investment in these loans was $77,607,000, $96,338,000 and $134,668,000 at December 31, 1997, 1996 and
1995, respectively.

      Certain of the Company's subsidiaries have substantial loss carryforwards and other tax attributes. The amount and availability of tax loss carryforwards are subject to certain qualifications, limitations and uncertainties. As described in the Notes to the Consolidated Financial Statements, significant additional amounts of loss carryforwards may be available under certain circumstances. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of these carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating at least five percent of the Common Shares and the ability of persons or entities now owning at least five percent of the Common Shares from acquiring additional Common Shares.

RESULTS OF OPERATIONS

      The Company's most significant operations are its insurance businesses, where it is a specialty markets provider of property and casualty and life insurance to its niche markets. For the year ended December 31, 1997, the Company's insurance segments contributed 59% of total revenues and, at December 31, 1997, constituted 68% of total assets, including the net proceeds from the sales of the Colonial Penn Life Group and Colonial Penn P&C Group.

      Net earned premium revenues of the Empire Group were $275,000,000, $326,400,000 and $326,100,000 for the years ended December 31, 1997, 1996 and
1995, respectively. In 1997, the decline in earned premium revenues was primarily due to the depopulation of the assigned risk pools ($31,700,000) and a reduction in certain commercial lines, principally voluntary commercial automobile ($10,200,000) and workers' compensation ($8,800,000) due to competition, reunderwriting and repricing. In addition, earned premium revenues were reduced in 1997 by $5,500,000 to record premiums due under retrospectively rated reinsurance contracts written for 1995 and prior accident years. The Empire Group re-estimated the premium due based upon its current estimate of loss ratios for 1995 and prior accident years. Partially offsetting these reductions was an increase in certain voluntary personal lines, principally private passenger automobile and homeowners. In 1996, although higher premium rates were charged on certain lines of business than in 1995, including amounts related to increased minimum automobile liability coverage required by New York State, such rate increases were largely offset by a decrease in the number of policies in force. This decrease primarily resulted from the depopulation of the assigned risk pools and reduced volume in other lines of business that were not profitable, primarily certain specialty programs within voluntary commercial automobile lines. In addition, in 1996 the Empire Group experienced increased competition, primarily in workers' compensation and commercial package policies, which reduced volume.

      During the three years ended December 31, 1997, the Empire Group received servicing fees for providing administrative and claims services for the NYPAP. During 1997, the premium volume that the Empire Group managed under this program significantly declined primarily due to the ongoing depopulation of the NYPAP, which is expected to continue, and increased competition. During 1997, the Empire Group's agreement with the NYPAP contributed approximately $3,000,000 to pre-tax income, net of servicing expenses. Effective February 28, 1998, the Empire Group ceased serving as a servicing carrier for the NYPAP, thereby enabling the Empire Group to concentrate its resources on its core non-service businesses and redeploy certain resources previously dedicated to the NYPAP. Accordingly, the Empire Group will not provide such services in 1998, except for the run-off of the remaining NYPAP claims, which will occur over approximately a two-year period. The Empire Group believes it has provided sufficient reserves for future claims servicing costs related to such run-off business.

      The Empire Group's combined ratios as determined under GAAP and SAP were as follows:

                                        Year Ended December 31,
                                        -----------------------
                                      1997       1996       1995
                                      ----       ----       ----

      GAAP                          118.5%     114.7%     113.0%
      SAP                           117.8%     107.9%     107.4%


        The combined ratios of the Empire Group increased in 1997, primarily reflecting an increase in the 1997 accident year loss ratios, principally for the private passenger automobile and commercial assigned risk lines of business, based upon increased claim frequency and continued unfavorable development of prior accident year losses. This increase was partially offset by a decrease in expenses primarily due to a reduction in the reserve for prior years' servicing carrier expenses and reduced expenses reflecting reduced premium volume in 1997. Included in the Empire Group's results for 1997, 1996 and 1995 were approximately $27,000,000, $28,000,000 and $34,500,000, respectively, for reserve strengthening related to losses from prior accident years. In 1997 and 1996, the reserve strengthening primarily related to voluntary commercial automobile and commercial package lines of business, while in 1995 the reserve strengthening primarily related to automobile and workers' compensation lines of business.

        The 1997 reserve strengthening included approximately $11,000,000 for commercial package lines of business and approximately $7,000,000 for voluntary commercial automobile lines of business. During 1997, the Empire Group reviewed the adequacy of the reserves carried for its open claims' files, as part of its normal ongoing practice, focusing on the commercial package, general liability and commercial automobile lines of business. As a result of this review and the continued unfavorable development of prior accident years losses, particularly the 1992 through 1994 accident years, the Empire Group has revised its assumptions regarding future increases in average claims severity and reserves were strengthened.

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

        The 1995 reserve strengthening included approximately $23,000,000 for private passenger automobile lines of business and $10,000,000 for workers' compensation lines of business. In early 1994, the private passenger automobile business increased significantly as a result of the acquisition of a large block of assigned risk business. The acquisition of this block of business nearly doubled the volume previously written by the Empire Group. Early in 1995, losses began to develop in this line of business that indicated a higher ultimate loss ratio than the Empire Group had experienced on similar blocks of assigned risk business from earlier periods, which experience formed the basis of the Empire Group's original loss estimate. The Empire Group believes the increased losses in this line resulted primarily from its inability to effectively process a much larger volume of claims from its significantly increased customer base. Consequently, claims investigation and file documentation were not conducted timely which led to higher claim costs. With respect to workers' compensation lines, the Empire Group's policies provide insurance coverage to the employer if employees are able to successfully assert liability for employer negligence in providing a safe working environment. During 1995, a relatively small number of such claims with large dollar values emerged that had not been previously anticipated. The emergence of these claims, and the fact that the workers' compensation line of business is susceptible to the emergence of losses over an extended period, resulted in a revision of the Empire Group's estimate of ultimate losses and reserves were increased.

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

        In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

        Premium revenue receipts on the VA product of the life insurance subsidiaries (which are not reflected as revenues) were $53,178,000 in 1997, $47,265,000 in 1996 and $43,717,000 in 1995. In February 1998, the Company
agreed to reinsure all of its remaining life insurance business to Allstate in the Life Reinsurance Transaction. Consummation of this transaction, which is expected to occur in the second quarter of 1998, is subject to regulatory approval and the satisfaction of certain other conditions. The premium to be received on this transaction is approximately $30,000,000. The gain on the reinsurance transaction will be deferred and amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier in income if converted to assumption reinsurance. In connection with the sale of the Colonial Penn Life Group, the Company reinsured certain life insurance policies for a premium of $25,000,000. The gain on this reinsurance will also be deferred and amortized into income in the same manner as described above.

        Manufacturing revenues declined during the last three years due to the sale of certain divisions and the discontinuance of certain non-performing product lines. The Company recorded charges of $4,300,000 in 1997, $3,700,000 in 1996 and $7,300,000 in 1995 for losses on sales and shutdown expenses, which are primarily reflected in the caption "Selling, general and other expenses." As of December 31, 1997, the Company's remaining manufacturing operation is its plastics division. For the year ended December 31, 1997, the plastics division reported gross profits of approximately $18,800,000. The pre-tax results for this segment improved in 1996 as compared to 1995, primarily due to manufacturing and operating efficiencies at the plastics division and the former bathroom vanities division, as well as the disposal of non-performing businesses.

        Finance revenues and operating profits in 1997 and 1996 reflect the reduced level of consumer instalment loans, as discussed above. In addition, in 1997, although automobile loan losses declined, operating profit was adversely affected by a $3,500,000 reserve for estimated costs to settle litigation related to a lending program that is in liquidation. In 1996, the decline in operating profit was also caused by increased interest expense on customer banking deposits.

        In 1997, investment and other income increased by $81,787,000 primarily due to increased gains from sales of real estate properties ($63,500,000) including the previously described sale of a New York City office building and increased interest income ($28,100,000) including earnings on the proceeds from the sales of the Colonial Penn Life Group and Colonial Penn P&C Group. Such increases were partially offset by reduced trading stamp and miscellaneous other revenues in 1997 and a litigation settlement gain recorded in 1996. Investment and other income decreased in 1996 primarily due to the gain on the return of the WMAC Companies in 1995. In 1995, control of the WMAC Companies was returned to the Company and such subsidiaries were consolidated, resulting in a gain of $41,030,000, representing the difference between the carrying amount of the Company's investment prior to consolidation and the net assets of such subsidiaries.

        Equity in losses of associated companies increased in 1997 as compared to 1996 primarily due to start-up losses from the Company's equity investment in PIB of $50,481,000 in 1997 as compared to $17,104,000 in 1996. During 1997,
PIB's increased efforts to build production, distribution capacity and market share, combined with sales that did not meet expectations, resulted in greater operating losses than in 1996. As mentioned above, as a result of the Company's recent agreement with PepsiCo, from February 1, 1998, the Company will no longer account for its investment in PIB under the equity method of accounting.

        The equity in losses of associated companies included losses from the Company's investment in MK Gold of $4,251,000 in 1997 and $6,478,000 in 1996 and a write-off of $6,540,000 in 1996, representing the Company's investment in an unsuccessful well drilled by its Siberian oil exploration joint venture. The Company's equity in losses of associated companies increased in 1996 compared to 1995 as a result of its investment in PIB, MK Gold and the Siberian oil joint venture.

        The reduction in interest expense in 1997 was primarily due to the decline in external borrowings as described above.

        The decrease in selling, general and other expenses in 1997 as compared to 1996 principally reflects the Empire Group's decreased expenses related to reduced premium volume, decreased operating expenses of real estate properties, decreased expenses relating to certain investment activities and lower provisions for bad debts. This decrease was partially offset by the losses recorded by the manufacturing segment related to sold divisions and the charge for estimated costs to settle litigation relating to a lending program that is in liquidation.

        The 1997 and 1996 income tax benefits were greater than the expected normal corporate tax rate primarily due to the favorable resolution of certain contingencies. The income tax benefit for 1995 was different than the expected normal corporate tax rate principally due to the gain related to the return of the WMAC Companies, which was not taxable, and the favorable resolution of certain contingencies.

        The number of shares used to calculate basic earnings per share was 62,205,000, 60,301,000 and 57,465,000 for 1997, 1996 and 1995, respectively. The number of shares used to calculate diluted earnings per share was 62,205,000, 60,301,000 and 59,271,000 for 1997, 1996 and 1995, respectively. For diluted per share amounts, the 5-1/4% Debentures were not assumed to have been converted since the effect of such assumed conversion would have been to increase earnings per share.

Year 2000 and Information Technology Systems

        The Company has evaluated its information technology systems to determine the potential impact of the year 2000. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. In 1996, the Empire Group began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be year 2000 compliant. The Empire Group anticipates that these new systems will be fully implemented in 1999. The Company does not expect that the year 2000 will have a material effect on its consolidated financial position or consolidated results of operations. However, the year 2000 issue may affect other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 issue on such entities.

Cautionary Statement for Forward-Looking Information

        Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

        The following includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      The Company's market risk arises principally from interest rate risk related to its investment portfolio, its borrowing activities and the banking and lending activities of certain subsidiaries. The Company does not enter into material derivative financial instrument transactions.

        The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 90% of the Company's total investment portfolio at December 31, 1997. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 2.7 years at December 31, 1997. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company manages the investment portfolio of its insurance subsidiaries to preserve principal, maintain a high level of quality, comply with applicable insurance industry regulations and achieve an acceptable rate of return. In addition, the Company considers the duration of its insurance reserves in comparison with that of its investments. At December 31, 1997, the Company's portfolio of trading securities was not material.

        The Company is subject to interest rate risk on its long-term fixed interest rate debt and the Company-obligated mandatorily redeemable preferred securities of its subsidiary trust holding solely subordinated debt securities of the Company. Generally, the fair market value of debt and preferred securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.

        The Company's banking and lending operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. The principal objectives of the Company's banking and lending asset/liability management activities are to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and to facilitate funding needs. The Company utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The model quantifies the effects of various interest rate scenarios on the projected net interest margin over the ensuing twelve-month period. Derivative financial instruments, including interest rate swaps, may be used to modify the Company's indicated net interest sensitivity to levels deemed to be appropriate based on risk management policies and the Company's current economic outlook. Counterparties to such agreements are major financial institutions, which the Company believes are able to fulfill their obligations; however, if they are not, the Company believes that any losses are unlikely to be material.

        The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows by expected maturity dates. For the variable rate notes receivable and variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date. For loans, securities and liabilities with contractual maturities, the table presents contractual principal cash flows adjusted for the Company's historical experience of loan prepayments and prepayments of mortgage backed securities. For banking and lending's variable rate products, the weighted average variable rates are based upon the respective pricing index at the reporting date. For money market deposits that have no contractual maturity, the table presents principal cash flows based on the Company's historical experience and management's judgment concerning their most likely withdrawal behaviors. For interest rate swaps, the table presents notional amounts by contractual maturity date.

                                                              EXPECTED MATURITY DATE
                                                              ----------------------
                                    1998       1999       2000       2001       2002     THEREAFTER     Total     Fair Value
                                    ----       ----       ----       ----       ----     ----------     -----     ----------
                                                                        (In thousands)
THE COMPANY, EXCLUDING BANKING
          AND LENDING:
RATE SENSITIVE ASSETS:
Available for Sale Fixed Income
   Securities:
U.S. Government                    $399,979   $265,400   $413,060    $45,762   $154,607    $149,782   $1,428,590   $1,428,590
   Weighted Average Interest Rate     5.61%      5.91%      5.94%      6.33%      6.25%       7.00%

Other Fixed Maturities:
Rated Investment Grade              $25,763    $26,317    $10,990    $26,068    $12,559     $83,560     $185,257     $185,257
   Weighted Average Interest Rate     5.77%      6.95%      6.93%      7.03%      8.20%       7.71%

Rated Less Than Investment
   Grade/ Not Rated                  $4,223     $3,516    $11,980    $39,818    $12,527     $21,046      $93,110      $93,110
   Weighted Average Interest Rate     7.78%     10.88%      5.61%     11.12%     10.01%       5.67%

Held to Maturity Fixed Income
   Securities:
U.S. Government                      $7,989       $943       $443       $880          -      $4,346      $14,601      $14,760
   Weighted Average Interest Rate     5.76%      7.69%      7.27%      7.50%          -       6.67%

Variable Rate Notes Receivable            -          -          -          -          -    $400,000     $400,000     $400,000
   Weighted Average Interest Rate     6.47%      6.55%      6.62%      6.63%      6.66%       6.68%

RATE SENSITIVE LIABILITIES:
Fixed Interest Rate Borrowings            -          -          -          -          -    $342,521     $342,521     $361,407
   Weighted Average Interest Rate     7.94%      7.94%      7.94%      7.94%      7.94%       7.94%

Variable Rate Borrowings               $387          -          -          -          -      $9,815      $10,202      $10,202
   Weighted Average Interest Rate     5.97%      6.05%      6.12%      6.13%      6.16%       6.25%


OTHER RATE SENSITIVE FINANCIAL
   INSTRUMENTS:
Company-obligated Mandatorily
   Redeemable Preferred Securities
   of Subsidiary Trust Holding
   Solely Subordinated Debt
   Securities of the Company              -          -          -          -          -    $150,000     $150,000     $159,000

   Weighted Average Interest Rate     8.65%      8.65%      8.65%      8.65%      8.65%       8.65%



                                                              EXPECTED MATURITY DATE
                                                              ----------------------
                                      1998       1999       2000       2001       2002     THEREAFTER     Total    Fair Value
                                      ----       ----       ----       ----       ----     ----------     -----    ----------
                                                                        (In thousands)
      BANKING AND LENDING:
RATE SENSITIVE ASSETS:
Certificates of Deposit             $10,733       $197          -          -          -           -      $10,930      $10,930
   Weighted Average Interest Rate    6.046%     6.175%          -          -          -           -       6.044%

Fixed Interest Rate Securities      $16,388     $2,926       $576       $207       $405      $4,190      $24,692      $24,653
   Weighted Average Interest Rate    5.873%     6.685%     6.302%     6.634%     6.254%      6.901%       6.443%

Variable Interest Rate Securities       $11         $5         $5         $5         $6        $310         $342         $341
   Weighted Average Interest Rate    3.744%     8.875%     8.875%     8.875%     8.875%      4.951%       5.236%

Fixed Interest Rate Loans           $68,077    $27,795    $14,485     $7,352     $3,428      $4,077     $125,214     $126,112
   Weighted Average Interest Rate   19.634%    22.247%    22.300%    21.056%    19.140%     14.644%      20.432%

Variable Interest Rate Loans        $41,555    $16,445    $10,098     $6,036     $2,312      $1,278      $77,724      $77,851
   Weighted Average Interest Rate   15.409%    15.515%    15.372%    14.228%    14.823%     15.154%      15.314%


RATE SENSITIVE LIABILITIES:
Money Market Deposits                $4,236     $3,831     $3,406     $2,980     $2,554      $4,257      $21,264      $21,921
   Weighted Average Interest Rate    4.521%     4.521%     4.521%     4.521%     4.521%      4.521%       4.521%

Time Deposits                      $105,117    $27,166    $28,413     $4,893    $11,729           -     $177,318     $177,493
   Weighted Average Interest Rate    5.968%     6.202%     6.690%     6.218%     6.484%           -       6.161%

Fixed Interest Rate Borrowings         $149          -          -          -          -           -         $149         $148
   Weighted Average Interest Rate    4.390%          -          -          -          -           -       4.390%


RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS:
Pay Fixed/Receive Variable                -    $25,000                                                   $25,000       ($636)
   Interest Rate Swap
   Average Pay Rate                  7.325%     7.325%                                                    7.325%
   Average Receive Rate              5.871%     5.871%                                                    5.871%

OFF-BALANCE SHEET ITEMS:
Commitments to Extend Credit                                                                             $68,653      $68,653
   Weighted Average Interest Rate                                                                         15.90%

Unused Lines of Credit                                                                                   $47,575      $47,575
   Weighted Average Interest Rate                                                                         15.90%


Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

  Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  Disagreements on Accounting and Financial Disclosure.
-------  -----------------------------------------------------

  Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

  The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1998 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

Item 11.  Executive Compensation.
--------  -----------------------

  The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

  The information to be included under the caption "Present Beneficial Ownership of Common Shares" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

      (a)(1)(2)   Financial Statements and Schedules.
                  -----------------------------------

                  Report of Independent Accountants.....................   F-1
                  Financial Statements:
                  Consolidated Balance Sheets at
                     December 31, 1997 and 1996.........................   F-2
                  Consolidated Statements of Income
                     for the years ended December 31,
                     1997, 1996 and 1995................................   F-3
                  Consolidated Statements of Cash
                     Flows for the years ended
                     December 31, 1997, 1996 and 1995...................   F-4
                  Consolidated Statements of Changes
                     in Shareholders' Equity for the
                     years ended December 31, 1997, 1996
                     and 1995...........................................   F-6
                  Notes to Consolidated Financial
                     Statements.........................................   F-7

                  Financial Statement Schedules:
                  Schedule II - Condensed Financial
                     Information of Registrant..........................   F-33
                  Schedule III - Supplementary
                     Insurance Information..............................   F-37
                  Schedule IV - Schedule of
                     Reinsurance........................................   F-38
                  Schedule V - Valuation and
                     Qualifying Accounts................................   F-39
                  Schedule VI - Schedule of Supplemental
                     Information for Property and
                     Casualty Insurance Underwriters....................   F-40

            (3)   Executive Compensation Plans and Arrangements.
                  ----------------------------------------------

                     1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).

                     Amended and Restated Shareholders Agreement dated as of December 16, 1997 among the Company, Ian M. Cumming and Joseph S. Steinberg.

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

      (b)         Reports on Form 8-K.
                  --------------------

                     The Company filed a current report on Form 8-K dated November 4, 1997 which set forth information under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                     The Company filed a current report on Form 8-K dated November 4, 1997 which set forth information under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

      (c)         Exhibits.
                  ---------

          3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14,
                  1993).*

          3.2 Amended and Restated By-laws as amended through December 4, 1996 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K"))*.

          4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

          10.1 1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).*

          10.2(a) Fourth Restatement, dated as of December 31, 1996, of the
                  Articles and Agreement of General Partnership of The Jordan Company (filed as Exhibit 10.3(d) to the 1996 10-K).*

          10.2(b) Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as
                  Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

          10.3 Stock Purchase and Sale Agreement dated as of April 5, 1991, by and between FPL Group Capital Inc and the Company (filed as Exhibit B to the Company's Current Report on Form 8-K dated August 23, 1991).*

          10.4 Amended and Restated Shareholders Agreement dated as of December 16, 1997 among the Company, Ian M. Cumming and Joseph
                  S. Steinberg.

          10.5 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).*



-------------------------

* Incorporated by reference.

          10.6 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as
                  Exhibit 10.15 to the 1992
                     10-K).*

          10.7 Reinsurance Agreement, dated as of December 31, 1991, by and between Colonial Penn Insurance Company and American International Insurance Company (filed as Exhibit 10.16 to the 1992 10-K).*

          10.8 Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the 1993 10-K).*

          10.9 Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*

      10.10(a) Agreement between the Company and Ian M. Cumming, dated as of December 28, 1993 (filed as Exhibit 10.19(a) to the 1993 10-K).*

      10.10(b) Escrow and Security Agreement by and among the Company, Ian M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.19(b) to the 1993 10-K).*

      10.11(a) Agreement between the Company and Joseph S. Steinberg, dated as of December 28, 1993 (filed as Exhibit 10.20(a) to the 1993 10-K).*

      10.11(b)    Escrow and Security Agreement by and among the Company, Joseph
                  S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to the 1993 10-K).*

      10.12 Deferred Compensation Agreement between the Company and Lawrence S. Hershfield, dated March 29, 1995 (filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1995).*

      10.13 Amended and Restated Revolving Credit Agreement dated as of November 3, 1997 between the Company, BankBoston, N.A. as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Bank of America National Trust and Savings Association, as Documentation Agent and the Banks signatory thereto.

      10.14 Purchase Agreement among Conseco, the Company, Charter, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

      10.15 Purchase Agreement among GECC, the Company, Charter, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the Company's Proxy Statement dated October 3, 1997).*


-------------------------

* Incorporated by reference.

      10.16 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter, Intramerica and the Company, dated February 11, 1998.

      21          Subsidiaries of the registrant.

      23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form
                  S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682)
                  and Form S-8 (File No. 33- 61718).

      27          Financial Data Schedule.


      (d)         Financial Statements of Greater than 50% Owned Entity
                  -----------------------------------------------------

                     Pepsi International Bottlers, LLC combined
                     financial statements as of December 31, 1997
                     and 1996 and for the year ended December 31,
                     1997 and for the period from inception,
                     April 8, 1996 to December 31, 1996.................   S-1





-------------------------

* Incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LEUCADIA NATIONAL CORPORATION

March 27, 1998                      By:   /s/ Barbara L. Lowenthal
                                          ------------------------------------
                                          Barbara L. Lowenthal
                                          Vice President and Comptroller


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

      Signature                                 Title
      ---------                                 -----


/s/ Ian M. Cumming                    Chairman of the Board
-------------------------------       (Principal Executive Officer)
Ian M. Cumming


/s/ Joseph S. Steinberg               President and Director
-------------------------------       (Principal Executive Officer)
Joseph S. Steinberg


/s/ Joseph A. Orlando                 Vice President and Chief Financial Officer
-------------------------------       (Principal Financial Officer)
Joseph A. Orlando


/s/ Barbara L. Lowenthal              Vice President and Comptroller
-------------------------------       (Principal Accounting Officer)
Barbara L. Lowenthal


/s/ Paul M. Dougan                    Director
-------------------------------
Paul M. Dougan


/s/ Lawrence D. Glaubinger            Director
-------------------------------
Lawrence D. Glaubinger


/s/ James E. Jordan                   Director
-------------------------------
James E. Jordan


/s/ Jesse Clyde Nichols, III          Director
-------------------------------
Jesse Clyde Nichols, III

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEUCADIA NATIONAL CORPORATION and SUBSIDIARIES as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                COOPERS & LYBRAND L.L.P.



New York, New York
March 23, 1998

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(Dollars in thousands, except par value)

                                                                 1997            1996
                                                                 ----            ----
ASSETS
Investments:
 Available for sale (aggregate cost of $1,713,653
  and $1,037,049)                                            $1,721,640      $1,033,793
 Trading securities (aggregate cost of $108,479
  and $3,000)                                                   115,416             375
 Held to maturity (aggregate fair value of $43,154
  and $45,875)                                                   43,036          45,925
 Policyholder loans                                               5,050           4,955
 Other investments, including accrued interest income            70,658          56,914
                                                             ----------      ----------
    Total investments                                         1,955,800       1,141,962

Cash and cash equivalents                                       607,181         184,029
Reinsurance receivables, net                                    207,712         182,662
Trade, notes and other receivables, net                         751,374         326,388
Prepaids and other assets                                       144,426         211,548
Property, equipment and leasehold improvements, net              60,522          71,563
Deferred policy acquisition costs                                23,906          26,585
Deferred tax asset                                                -              43,070
Separate and variable accounts                                  541,546         436,992
Investments in associated companies                             207,902         202,496
Net assets of discontinued operations                             -             535,261
                                                             ----------      ----------

      Total                                                  $4,500,369      $3,362,556
                                                             ==========      ==========


LIABILITIES
Customer banking deposits                                    $  198,582      $  209,261
Trade payables and expense accruals                             216,818         120,076
Other liabilities                                               115,364          88,926
Income taxes payable                                            175,289          34,902
Deferred tax liability                                           11,874           -
Policy reserves                                                 737,082         675,297
Unearned premiums                                               127,669         150,419
Separate and variable accounts                                  541,546         435,937
Debt, including current maturities                              352,872         520,263
                                                             ----------      ----------

      Total liabilities                                       2,477,096       2,235,081
                                                             ----------      ----------

Minority interest                                                 9,742           9,368
                                                             ----------      ----------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debt securities of the Company                    150,000           -
                                                             ----------      ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized
 150,000,000 shares; 63,879,155 and 60,417,579 shares
 issued and outstanding, after deducting 54,398,456 and
 54,353,691 shares held in treasury                              63,879          60,418
Additional paid-in capital                                      253,267         161,026
Net unrealized gain on investments                                5,630           1,759
Retained earnings                                             1,540,755         894,904
                                                             ----------      ----------

      Total shareholders' equity                              1,863,531       1,118,107
                                                             ----------      ----------

      Total                                                  $4,500,369      $3,362,556
                                                             ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1997, 1996 and 1995
(In thousands, except per share amounts)

                                                     1997         1996          1995
                                                     ----         ----          ----
Revenues:
  Insurance revenues and commissions               $279,983     $330,674      $330,321
  Manufacturing                                     133,406      148,284       166,237
  Finance                                            40,529       49,150        53,958
  Investment and other income                       243,125      161,338       201,004
  Equity in losses of associated companies          (56,515)     (33,631)       (2,613)
  Net securities gains                                2,948       28,509        20,020
                                                   --------     --------      --------
                                                    643,476      684,324       768,927
                                                   --------     --------      --------

Expenses:
  Provision for insurance losses and policy
   benefits                                         277,333      301,662       302,497
  Amortization of deferred policy acquisition
   costs                                             52,033       55,332        61,994
  Manufacturing cost of goods sold                   94,077      107,667       129,279
  Interest                                           46,007       53,599        52,538
  Salaries                                           53,419       44,499        46,510
  Selling, general and other expenses               145,541      160,904       153,017
                                                   --------     --------      --------
                                                    668,410      723,663       745,835
                                                   --------     --------      --------
  Income (loss) from continuing operations
   before income taxes, minority expense of trust
   preferred securities and extraordinary loss      (24,934)     (39,339)       23,092
                                                   --------     --------      --------
Income taxes:
  Current                                            (3,285)       3,455         3,700
  Deferred                                           (6,966)     (19,734)      (13,140)
                                                   --------     --------      --------
                                                    (10,251)     (16,279)       (9,440)
                                                   --------     --------      --------
  Income (loss) from continuing operations
   before minority expense of trust preferred
   securities and extraordinary loss                (14,683)     (23,060)       32,532
Minority expense of trust preferred securities,
 net of taxes                                         7,942         -             -
                                                   --------     --------      --------
  Income (loss) from continuing operations before
   extraordinary loss                               (22,625)     (23,060)       32,532
Income from discontinued operations,
 net of taxes                                        58,852       78,575        74,971
Gain on disposal of discontinued operations,
 net of taxes of $234,059                           627,645         -             -
                                                   --------     --------      --------
  Income before extraordinary loss                  663,872       55,515       107,503
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit of $1,108
 and $3,682                                          (2,057)      (6,838)        -
                                                   --------     --------      --------

      Net income                                   $661,815     $ 48,677      $107,503
                                                   ========     ========      ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                         $ (.36)       $(.38)        $ .57
  Income from discontinued operations                   .94         1.30          1.30
  Gain on disposal of discontinued operations         10.09          -             -
  Extraordinary loss                                   (.03)        (.11)          -
                                                     ------        -----         -----
      Net income                                     $10.64        $ .81         $1.87
                                                     ======        =====         =====
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                         $ (.36)       $(.38)        $ .55
  Income from discontinued operations                   .94         1.30          1.26
  Gain on disposal of discontinued operations         10.09          -             -
  Extraordinary loss                                   (.03)        (.11)          -
                                                     ------        -----         -----
      Net income                                     $10.64        $ .81         $1.81
                                                     ======        =====         =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995

                                                             1997       1996        1995
                                                             ----       ----        ----
                                                                (Thousands of dollars)
Net cash flows from operating activities:
Net income                                              $  661,815   $  48,677   $ 107,503
Adjustments to reconcile net income to net
 cash provided by (used for) operations:
 Extraordinary loss, net of income tax benefit               2,057       6,838         -
 (Benefit) for deferred income taxes                        (6,966)    (19,734)    (13,140)
 Depreciation and amortization of property,
  equipment and leasehold improvements                      10,991      12,904      14,293
 Other amortization                                         58,236      64,854      66,891
 Provision for doubtful accounts                            13,314      18,412      16,299
 Net securities (gains)                                     (2,948)    (28,509)    (20,020)
 Equity in losses of associated companies                   56,515      33,631       2,613
 (Gain) loss on disposal of real estate, property
  and equipment                                            (66,940)     (7,485)      3,430
 (Gain) on disposal of discontinued operations            (627,645)       -           -
 (Gain) related to the return of the WMAC Companies           -           -        (41,030)
 Purchases of investments classified as trading           (109,116)       -        (13,034)
 Proceeds from sales of investments classified
  as trading                                                   862       6,724      10,138
 Deferred policy acquisition costs incurred and deferred   (49,354)    (52,763)    (62,310)
 Net change in:
   Reinsurance receivables                                 (25,050)      5,966      41,945
   Trade, notes and other receivables                      (67,104)        837     (16,510)
   Prepaids and other assets                               (80,230)    (64,359)    (34,906)
   Net assets of discontinued operations                      -        (50,897)     (1,045)
   Trade payables and expense accruals                      60,518      13,033      13,741
   Other liabilities                                          (980)     (7,429)    (13,840)
   Income taxes payable                                    (11,787)     21,862      22,434
   Policy reserves                                          61,785      (8,196)     19,086
   Unearned premiums                                       (22,750)    (14,372)     10,425
 Other                                                      (5,041)        735       5,033
                                                         ---------    --------   ---------
   Net cash provided by (used for)
    operating activities                                  (149,818)    (19,271)    117,996
                                                         ---------    --------   ---------

Net cash flows from investing activities:
Acquisition of real estate, property, equipment
 and leasehold improvements                                (57,172)    (19,852)    (44,979)
Proceeds from disposals of real estate, property
 and equipment                                             198,547      46,043      22,521
Proceeds from disposal of discontinued operations,
 net of expenses                                         1,042,067        -           -
Investment in Providential Life in 1996 and
 MK Gold in 1995                                              -        (11,196)    (22,593)
Advances on loan receivables                               (97,898)   (113,787)   (154,329)
Principal collections on loan receivables                  114,411     128,756     123,266
Purchases of investments (other than short-term)        (1,849,448)   (969,644)   (784,405)
Proceeds from maturities of investments                    370,301     382,523     342,216
Proceeds from sales of investments                         804,169     649,619     274,255
                                                        ----------   ---------   ---------
   Net cash provided by (used for)
    investing activities                                   524,977      92,462    (244,048)
                                                        ----------   ---------   ---------

                                                                              (continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 1997, 1996 and 1995

                                                            1997         1996       1995
                                                            ----         ----       ----
                                                                (Thousands of dollars)
Net cash flows from financing activities:
Net change in short-term borrowings                     $ (50,000)   $     207   $     (80)
Net change in customer banking deposits                   (10,646)       6,199      22,785
Issuance of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust                 147,465          -          -
Issuance of long-term debt, net of issuance
 costs                                                      9,566      141,581      98,590
Reduction of long-term debt                               (30,944)    (139,861)     (8,403)
Sale of common shares and exercise of warrants,
 net of expenses                                             -            -         43,857
Purchase of common shares for treasury                     (1,484)        (837)       (727)
Dividends paid                                            (15,964)     (15,100)    (15,025)
                                                        ---------    ---------   ---------
   Net cash provided by (used for)
    financing activities                                   47,993       (7,811)    140,997
                                                        ---------    ---------   ---------
   Net increase in cash and
    cash equivalents                                      423,152       65,380      14,945
Cash and cash equivalents at January 1,                   184,029      118,649     103,704
                                                        ---------    ---------   ---------

Cash and cash equivalents at December 31,               $ 607,181    $ 184,029   $ 118,649
                                                        =========    =========   =========


Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                                 $48,456      $53,854     $52,586
 Income tax payments, net of refunds                      $28,492      $ 7,577     $ 1,875














              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1997, 1996 and 1995

                                                              Net
                                       Common             Unrealized
                                       Shares  Additional Gain (Loss)
                                       $1 Par   Paid-in       On       Retained
                                        Value   Capital   Investments  Earnings   Total
                                        -----   -------   -----------  --------   -----
                                                    (Thousands of dollars)
Balance, January 1, 1995              $56,100   $ 98,175  $(41,309) $  768,849 $  881,815

 Exercise of options to
  purchase common shares                  415      2,201                            2,616
 Purchase of stock for treasury           (29)      (698)                            (727)
 Exercise of warrants to purchase
  common shares (net of expenses)
  and related income tax benefit        3,200     47,845                           51,045
 Issuance of common shares, net
  of underwriting discounts               478     12,391                           12,869
 Net change in unrealized gain
  (loss) on investments                                     71,395                 71,395
 Dividend ($.25 per common share)                                      (15,025)   (15,025)
 Net income                                                            107,503    107,503
                                      -------   --------  --------  ---------- ----------

Balance, December 31, 1995             60,164    159,914    30,086     861,327  1,111,491

 Exercise of options to
  purchase common shares                  288      1,915                            2,203
 Purchase of stock for treasury           (34)      (803)                            (837)
 Net change in unrealized gain
  (loss) on investments                                    (28,327)               (28,327)
 Dividend ($.25 per common share)                                      (15,100)   (15,100)
 Net income                                                             48,677     48,677
                                      -------   --------  --------  ---------- ----------

Balance, December 31, 1996             60,418    161,026     1,759     894,904  1,118,107

 Exercise of options to
  purchase common shares                  248      3,263                            3,511
 Conversion of 5 1/4% Convertible
  Subordinated Debentures               3,258     90,417                           93,675
 Purchase of stock for treasury           (45)    (1,439)                          (1,484)
 Net change in unrealized gain
  (loss) on investments                                      3,871                  3,871
 Dividend ($.25 per common share)                                      (15,964)   (15,964)
 Net income                                                            661,815    661,815
                                      -------   --------  --------  ---------- ----------

Balance, December 31, 1997            $63,879   $253,267  $  5,630  $1,540,755 $1,863,531
                                      =======   ========  ========  ========== ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:
    ---------------------

The Company is a diversified financial services holding company engaged in personal and commercial lines of property and casualty insurance, principally in the New York metropolitan area, and life insurance, banking and lending and manufacturing, principally in markets throughout the United States. The Company's principal operations are its insurance businesses, where it is a specialty markets provider of property and casualty insurance to niche markets and of a variable annuity product. The Company's principal personal lines insurance products are automobile insurance, homeowners insurance and a variable annuity product. The Company's principal commercial lines are property and casualty products provided for vehicles (including medallion and radio-controlled livery vehicles), multi-family residential real estate, workers' compensation and various other business classes.

The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by deposits insured by the Federal Deposit Insurance Corporation. The Company's manufacturing operations primarily manufacture and market proprietary plastic netting used for a variety of purposes.

In 1997, the Company classified as discontinued operations the property and casualty insurance operations of Colonial Penn Insurance Company and its subsidiaries (the "Colonial Penn P&C Group") and the life and health insurance operations of Colonial Penn Life Insurance Company and Providential Life Insurance Company (the "Colonial Penn Life Group"). Prior period financial statements have been restated to conform with this presentation. In addition, see Note 22, with respect to the variable annuity business.

2.  Significant Accounting Policies:
    --------------------------------

(a) Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(b) Consolidation Policy: The consolidated financial statements include the accounts of the Company and all majority-owned and controlled entities. All significant intercompany transactions and balances are eliminated in consolidation. Prior to December 31, 1995, two of the Company's legal subsidiaries (the "WMAC Companies") were not consolidated while under the control of the Wisconsin Insurance Commissioner. Effective as of December 31, 1995, control of the WMAC Companies was returned to the Company and such subsidiaries are included in the consolidated financial statements since such date.

Investments in entities which the Company does not control but has the ability to exercise significant influence are accounted for on the equity method of accounting.

Certain amounts for prior periods have been reclassified to be consistent with the 1997 presentation and for discontinued operations.

(c) Statements of Cash Flows: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $440,699,000 and $157,707,000 at December 31, 1997 and 1996, respectively.

    --------------------------------------------

(d) Investments: At acquisition, marketable debt and equity securities are designated as either i) held to maturity, which are carried at amortized cost,
ii) trading, which are carried at estimated fair value with unrealized gains and losses reflected in results of operations, or iii) available for sale, which are carried at estimated fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Held to maturity investments are made with the intention of holding such securities to maturity, which the Company has the ability to do. Estimated fair values are principally based on quoted market prices.

Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values. The writedowns are included in "Net securities gains" in the Consolidated Statements of Income.
The cost of securities sold is based on average cost.

The Company's investments in Russian equity securities ($31,000,000 and $43,800,000 as of December 31, 1997 and 1996, respectively), none of which is held by the insurance or banking subsidiaries, do not have readily determinable fair values. Given the uncertainties inherent in investing in the emerging markets of Russia, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. Monthly, the Company reviews its investment in Russian equity securities to determine that the carrying amount of this portfolio is realizable. In performing such reviews, the Company considers current market prices, prior sale transactions, the current political and economic environment in Russia and other factors. These investments are included in "Other investments" in the Consolidated Balance Sheets.

(e) Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($67,148,000 and $87,447,000 at December 31, 1997 and 1996,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(f) Income Recognition from Insurance Operations: Premiums on property and casualty insurance products are recognized as revenues over the term of the policy using the monthly pro rata basis.

Premiums for investment oriented insurance products ("IOP products") are reflected in a manner similar to a deposit; revenues reflect only mortality charges and other amounts assessed against the holder of the insurance policies and annuity contracts. The principal IOP product offered during the three year period ended December 31, 1997 was a variable annuity ("VA") product.

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

(g) Policy Acquisition Costs: Policy acquisition costs principally consist of commissions, premium taxes and other underwriting expenses (net of reinsurance allowances). If recoverability of such costs from future premiums and related investment income is not anticipated, the amounts not considered recoverable are charged to operations.

    --------------------------------------------

Policy acquisition costs are deferred and amortized ratably over the terms of the related policies.

(h) Reinsurance: In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes and to limit losses from large exposures by reinsuring certain levels of risk with other insurance enterprises. Catastrophe reinsurance treaties serve to reduce property and casualty insurance risk in geographic areas where the Company is exposed to natural disasters, primarily the New York metropolitan area. The Company has also entered into reinsurance transactions in connection with dispositions of blocks of businesses. Reinsurance contracts do not necessarily legally relieve the Company from its obligations to policyholders.

Reinsurance recoverables are reported as assets net of provisions for uncollectible amounts. Premiums earned and other underwriting expenses are stated net of reinsurance.

(i) Policy Reserves and Unearned Premiums: Policy reserves and unearned premiums for traditional annuity policies are computed on a net level premium method based upon standard and Company developed tables with provision for adverse deviation and estimated withdrawals. Liabilities for unpaid losses and loss adjustment expenses applicable to the property and casualty insurance operations are determined using case basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of ultimate claim costs and loss adjustment expenses. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

(j) Liability for Unredeemed Trading Stamps: The Company's liability for unredeemed trading stamps is estimated based upon recent experience, statistical evaluation and estimated costs to service redemptions of unredeemed trading stamps in the future. In prior years, statistical studies and estimates of service costs indicated that the recorded liability for unredeemed trading stamps was in excess of the amount that ultimately will be required to redeem trading stamps outstanding. As a result, selling, general and other expenses applicable to the trading stamp operations include a credit of $9,400,000 for the year ended December 31, 1995, reflecting the adjustments made to the liability for unredeemed trading stamps. The Company's most recent analysis of the liability for unredeemed trading stamps has not identified any remaining excess as of December 31, 1997.

(k) Income Taxes: The Company provides for income taxes using the liability method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset and the provisions for income taxes are not reduced for the benefit from utilization of tax loss carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

(l) Derivative Financial Instruments: The Company enters into interest rate agreements to manage the impact of changes in interest rates on its customer banking deposits. The difference between the amounts paid and received is accrued and recognized as an adjustment to interest expense (the accrual accounting method). Cash flows related to the agreements are classified as operating activities in the Consolidated Statements of Cash Flows, consistent with the interest payments on the underlying debt. The Company does not have material derivative financial instruments.

    --------------------------------------------

(m) Translation of Foreign Currency: Foreign currency denominated investments which are not subject to hedging agreements and currency rate swap agreements not meeting the accounting requirements for hedges are converted into U.S. dollars at exchange rates in effect at the end of the period. Resulting net exchange gains or losses were not material.

3.  Acquisitions:
    -------------

In June 1995, the Company purchased a 46.4% common stock interest in MK Gold Company ("MK Gold") for an aggregate cash purchase price of $22,500,000. MK Gold is an international gold mining company whose shares are quoted on the Nasdaq National Market System. At December 31, 1997, the carrying amount of the Company's investment in MK Gold was $11,374,000.

In July 1995, pursuant to the chapter 11 reorganization of HomeFed Corporation ("HFC"), the Company acquired 41.2% of HFC's common stock for net cash of approximately $4,200,000. As part of the reorganization plan, the Company provided HFC with a $20,000,000 eight year collateralized loan, which is convertible into additional shares of HFC common stock after three years (subject to certain conditions) and which bears interest at the rate of 12% per annum. HFC is a public company whose subsidiaries develop real property. The Company's investment in HFC was $18,358,000 at December 31, 1997.

In 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. Although the Company's $79,500,000 aggregate equity investment in PIB ($28,500,000 of which was funded in January 1997 and $51,000,000 during 1996) resulted in an initial 75% economic interest in PIB, under the original terms of the joint venture agreement, the Company and PepsiCo equally shared voting rights over all significant aspects of PIB's operations. Consequently, since the Company did not control PIB despite its larger economic interest, the Company accounted for its share of PIB's operating results under the equity method of accounting. After reflecting its share of losses since inception, the book value of the Company's equity investment in PIB was $11,744,000 at December 31, 1997.

During 1997, the Company and PepsiCo provided bridge financing to PIB to cover operating costs and capital expenditures, of which $77,705,000 was funded by the Company. Although PIB continues to need additional funds while it is developing its business, since November 3, 1997, the Company has not provided any additional funding. As a result, the Company's equity interest in PIB at December 31, 1997 was reduced to 71%.

Effective as of January 30, 1998, the Company entered into an agreement with PepsiCo, pursuant to which, among other things, PIB repaid in full the Company's $77,705,000 bridge financing and the Company's equity interest in PIB was reduced to 37.9%. The agreement relieves the Company of any future funding obligation with respect to PIB and gives the Company the right to require that PepsiCo purchase all of the Company's interest in PIB (the "Put Option") for $37,000,000, plus interest (the "Exercise Price"), and gives PepsiCo the right (the "Call Option") to require that the Company sell to PepsiCo all of the Company's interest in PIB for the Exercise Price. The Call Option is exercisable for the five year period beginning on January 30, 1998 and the Put Option is exercisable for the three year period beginning January 30, 2000 (although, in certain limited circumstances it can be exercised earlier). During the period that the Call Option is exercisable, PepsiCo will have sole voting rights and the unilateral ability to make all capital, operational and managerial decisions of PIB, including future funding needs.

    ------------------------

As a result of this agreement with PepsiCo, the Company no longer has any ability to influence PIB. Effective February 1, 1998, the Company will no longer account for its investment in PIB under the equity method of accounting. Although the Exercise Price exceeds the book value of the Company's equity investment in PIB at December 31, 1997 by $25,256,000, the Company will not recognize any gain in its results of operations until the Put Option or Call Option is exercised.

The Company's investments described above are included in the caption "Investments in associated companies."

4.  Investments in Associated Companies:
    ------------------------------------

The Company has investments in several Associated Companies that have adopted various fiscal year-ends. The Company records its portion of the earnings of such companies based on fiscal periods ended up to three months prior to the end of the Company's reporting period.

The following table provides certain summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in 1997 and 1996 results of operations. Such results were not material in 1995. (Amounts are in thousands.)


                                                   1997               1996
                                                   ----               ----

Assets                                         $1,162,394          $1,004,675
                                               ----------          ----------

Liabilities                                     1,104,100             915,703
                                               ----------          ----------

Minority interest                                   6,446               2,929
                                               ----------          ----------

   Net assets                                  $   51,848          $   86,043
                                               ==========          ==========

The Company's portion of the
 reported net assets                           $   13,160          $   48,703
                                               ==========          ==========


Total revenues                                 $  716,320          $  627,658
(Loss) from continuing operations
 before extraordinary items                    $  (66,525)         $  (90,607)
Net (loss)                                     $  (66,525)         $  (90,607)
The Company's equity in net (loss)             $  (56,515)         $  (33,631)


At December 31, 1997, investments in associated companies included common stock equity interests of 5% or more in the following domestic publicly owned non-consolidated companies: Carmike Cinemas, Inc. (6% of Class A shares), HFC (41%) and MK Gold (46%).

5.  Insurance Operations:
    ---------------------

Premiums received on IOP products were $53,178,000, $47,265,000 and $43,717,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The changes in deferred policy acquisition costs were as follows (in thousands):

                                               1997         1996         1995
                                               ----         ----         ----

Balance, January 1,                           $ 26,585     $ 29,154    $ 28,838
 Policy acquisition costs incurred
  and deferred                                  49,354       52,763      62,310
 Amortization of deferred
  acquisition costs                            (52,033)     (55,332)    (61,994)
                                              --------     --------    --------

Balance, December 31,                         $ 23,906     $ 26,585    $ 29,154
                                              ========     ========    ========


The effect of reinsurance on premiums written and earned for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                       1997                     1996                    1995
                       ----                     ----                    ----

                Premiums    Premiums    Premiums    Premiums    Premiums    Premiums
                Written      Earned     Written      Earned     Written      Earned
                -------      ------     -------      ------     -------      ------
Direct         $296,725     $323,671    $339,789    $358,463    $354,428    $347,759
Assumed             200          280       1,031       1,149      (3,487)      1,390
Ceded           (42,726)     (43,968)    (30,253)    (28,938)    (24,224)    (18,828)
               --------     --------    --------    --------    --------    --------

  Net          $254,199     $279,983    $310,567    $330,674    $326,717    $330,321
               ========     ========    ========    ========    ========    ========

Recoveries recognized on reinsurance contracts were $48,751,000 in 1997, $34,160,000 in 1996 and $18,638,000 in 1995.

Net income and statutory surplus as determined in accordance with statutory accounting principles as reported to the domiciliary state of the Company's insurance subsidiaries are as follows (in thousands):

                                                      Year Ended December 31,
                                                      -----------------------
                                               1997           1996           1995
                                               ----           ----           ----
Net income:
 Property and casualty insurance            $    3,405        $26,905        $7,578
 Life insurance                             $1,286,463        $36,354        $9,554

                                                          At December 31,
                                                          ---------------
                                               1997           1996           1995
                                               ----           ----           ----
Statutory surplus:
 Property and casualty insurance            $  217,925       $561,060      $520,700
 Life insurance                             $1,285,763       $406,503      $376,223


The statutory net income of the life insurance subsidiaries is net of certain management and other fees paid to the Company or other subsidiaries of the Company. Under generally accepted accounting principles, the reported income of the life insurance segment is increased by these fees, since all intercompany transactions are eliminated in consolidation.

Certain insurance subsidiaries were owned by other insurance subsidiaries. As a result, the statutory net income of the life insurance subsidiaries includes

    --------------------------------

statutory dividend income from property and casualty operations of $20,000,000, $36,120,000 and $6,840,000 for 1997, 1996 and 1995, respectively. In the data above, for the years ended December 31, 1996 and 1995, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1996 and 1995, statutory surplus of $316,300,000 and $292,800,000, respectively, related to property and casualty operations is also included in the statutory surplus of the life insurance parent, and statutory surplus of $24,500,000 and $29,300,000, respectively, related to life operations is also included in the statutory surplus of the property and casualty insurance parent.

The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval. As of January 1, 1998, $1,247,102,000 could be distributed to the Company without regulatory approval, including $1,230,000,000 of net proceeds from the sales of the Colonial Penn P&C Group and the Colonial Penn Life Group. During the first quarter of 1998, having made the required regulatory notification, such amount, consisting of $830,000,000 in cash and the notes from Conseco, Inc., was distributed to the Company.

The Company's insurance subsidiaries are contingently liable for possible assessments under state regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have not been material.

For information with respect to the activity in property and casualty loss reserves see "Reconciliation of Liability and Loss Adjustment Expenses" in Item 1 included elsewhere herein, which is incorporated by reference into these consolidated financial statements.

6. Discontinued Operations:
   ------------------------

In September 1997, the Company completed the sale of the Colonial Penn Life Group to Conseco, Inc. for $460,000,000, including $400,000,000 in notes maturing on January 2, 2003 collateralized by non-cancelable letters of credit and $60,000,000 in cash. These companies are principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The Company reported a pre-tax gain of approximately $271,750,000 on the sale. In connection with the sale of the Colonial Penn Life Group, the Company reinsured certain life insurance policies for a premium of $25,000,000. The gain on this reinsurance will be deferred and amortized into income based on actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier if converted to assumption reinsurance to the extent permitted.

In November 1997, the Company completed the sale of the property and casualty insurance business of the Colonial Penn P&C Group to General Electric Capital Corporation for total cash consideration of $1,018,100,000, plus $14,300,000 for retention of certain employee benefit liabilities. The Group's primary business is providing private passenger automobile insurance to the mature adult population through direct response marketing. The Company reported a pre-tax gain of approximately $589,950,000 on the sale.

   -----------------------------------

At December 31, 1996, the components of net assets of discontinued operations are as follows (in thousands):



         Investments                                        $1,648,158
         Cash and cash equivalents                             202,778
         Separate account assets                               109,082
         Deferred policy acquisition costs                      79,082
         Other                                                 327,541
                                                            ----------
            Total assets                                     2,366,641
                                                            ----------

         Policy reserves                                     1,265,348
         Unearned premiums                                     290,524
         Separate account liabilities                          109,082
         Other                                                 166,426
                                                            ----------
            Total liabilities                                1,831,380
                                                            ----------
            Net assets of discontinued
              operations                                    $  535,261
                                                            ==========


A summary of the results of discontinued operations is as follows for 1997 (through the date of sale) and for the years ended December 31, 1996 and 1995 (in thousands):

                                                 1997           1996         1995
                                                 ----           ----         ----
Colonial Penn P&C Group:

         Revenues                              $512,811       $592,005      $578,859
                                               --------       --------      --------

         Expenses:
           Provision for insurance losses
            and policy benefits                 373,602        421,823       411,850
           Other operating expenses              86,519        100,660       100,618
                                               --------       --------      --------
                                                460,121        522,483       512,468
                                               --------       --------      --------

         Income before income taxes              52,690         69,522        66,391
         Income taxes                            18,329         22,288        18,720
                                               --------       --------      --------
         Income from discontinued
          operations, net of taxes             $ 34,361       $ 47,234      $ 47,671
                                               ========       ========      ========


Colonial Penn Life Group:

         Revenues                              $166,078       $230,228      $210,528
                                               --------       --------      --------

         Expenses:
           Provision for insurance losses
            and policy benefits                 100,964        139,135       127,779
           Other operating expenses              28,341         42,764        40,050
                                               --------       --------      --------
                                                129,305        181,899       167,829
                                               --------       --------      --------

         Income before income taxes              36,773         48,329        42,699
         Income taxes                            12,282         16,988        15,399
                                               --------       --------      --------
         Income from discontinued
          operations, net of taxes             $ 24,491       $ 31,341      $ 27,300
                                               ========       ========      ========

7.  Investments:
    ------------

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1997 and 1996 are as follows (in thousands):

                                                        Gross           Gross        Estimated
                                         Amortized    Unrealized      Unrealized       Fair
                                            Cost         Gains          Losses         Value
                                            ----         -----          ------         -----
Held to maturity:
1997
Bonds and notes:
 United States Government
  agencies and authorities                  $28,999        $175            $55        $29,119
 States, municipalities
  and political subdivisions                  3,002           3             -           3,005
 All other corporates                           141          -               5            136
Other fixed maturities                       10,894          -              -          10,894
                                            -------        ----            ---        -------

                                            $43,036        $178            $60        $43,154
                                            =======        ====            ===        =======
1996
Bonds and notes:
 United States Government
  agencies and authorities                  $29,630        $164           $204        $29,590
 States, municipalities
  and political subdivisions                  1,825          -              -           1,825
 All other corporates                           212          -              10            202
Other fixed maturities                       14,258          -              -          14,258
                                            -------        ----           ----        -------

                                            $45,925        $164           $214        $45,875
                                            =======        ====           ====        =======
Available for sale:
1997
Bonds and notes:
 United States Government
  agencies and authorities               $1,431,020     $ 6,218         $2,419     $1,434,819
 Foreign governments                         34,364       3,511            175         37,700
 All other corporates                       239,795       3,084          2,212        240,667
                                         ----------     -------         ------     ----------

   Total fixed maturities                 1,705,179      12,813          4,806      1,713,186

Equity securities:
 Common stocks - industrial,
  miscellaneous and all other                 3,474         998            955          3,517

Other                                         5,000        -                63          4,937
                                         ----------     -------         ------     ----------

                                         $1,713,653     $13,811         $5,824     $1,721,640
                                         ==========     =======         ======     ==========

    -----------------------

                                                        Gross           Gross       Estimated
                                        Amortized    Unrealized      Unrealized       Fair
                                           Cost         Gains          Losses         Value
                                           ----         -----          ------         -----
1996
Bonds and notes:
 United States Government
  agencies and authorities            $  987,300         $2,726        $10,877     $  979,149
 States, municipalities
  and political subdivisions                 100            -              -              100
 Foreign governments                         442          3,553             16          3,979
 Public utilities                          4,947             70              1          5,016
 All other corporates                     40,807          1,646            186         42,267
                                      ----------         ------        -------     ----------

   Total fixed maturities              1,033,596          7,995         11,080      1,030,511
                                      ----------         ------        -------     ----------

Equity securities:
 Common stocks - industrial,
  miscellaneous and all other              3,453            145            316          3,282
                                      ----------         ------        -------     ----------

                                      $1,037,049         $8,140        $11,396     $1,033,793
                                      ==========         ======        =======     ==========

The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1997, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Held to Maturity            Available for Sale
                                      ----------------            ------------------
                                                Estimated                      Estimated
                                    Amortized      Fair          Amortized       Fair
                                      Cost         Value           Cost          Value
                                      ----         -----           ----          -----
                                                       (In thousands)
Due in one year or less              $19,716       $19,706       $  431,142    $  433,444
Due after one year
 through five years                   10,429        10,429        1,003,769     1,005,748
Due after five years
 through ten years                     8,219         8,373          147,212       149,438
Due after ten years                    1,499         1,500            7,428         7,662
                                     -------       -------       ----------    ----------
                                      39,863        40,008        1,589,551     1,596,292

Mortgage-backed securities             3,173         3,146          115,628       116,894
                                     -------       -------       ----------    ----------

                                     $43,036       $43,154       $1,705,179    $1,713,186
                                     =======       =======       ==========    ==========

At December 31, 1997 and 1996 securities with book values aggregating $14,841,000 and $16,693,000, respectively, were on deposit with various regulatory authorities. Additionally, at December 31, 1997, securities with book values of approximately $105,000,000 collateralized a letter of credit issued in connection with the sale of the Colonial Penn P&C Group.

    -----------------------

Certain information with respect to trading securities at December 31, 1997 and 1996 is as follows (in thousands):

                                                    Amortized     Estimated      Carrying
                                                       Cost       Fair Value       Value
                                                       ----       ----------       -----
1997
Fixed maturities - corporate bonds
 and notes                                            $  5,360      $  5,419     $  5,419
Equity securities:
 Preferred stocks                                      100,483       107,567      107,567
 Common stocks - industrial,
  miscellaneous and all other                            1,600         1,600        1,600
Options and warrants                                     1,036           830          830
                                                      --------      --------     --------

  Total trading securities                            $108,479      $115,416     $115,416
                                                      ========      ========     ========


1996
Options                                                 $3,000          $375         $375
                                                        ------          ----         ----

  Total trading securities                              $3,000          $375         $375
                                                        ======          ====         ====


8.  Trade, Notes and Other Receivables, Net:
    ----------------------------------------

A summary of trade, notes and other receivables, net at December 31, 1997 and 1996 is as follows (in thousands):

                                                                     1997          1996
                                                                     ----          ----
Note receivable from Conseco, Inc. on sale
 of the Colonial Penn Life Group (including
 accrued interest)                                                 $406,223      $   -
Instalment loan receivables net of unearned
 finance charges of $919 and $1,910 (a)                             202,938       233,351
Bridge financing to PIB (repaid in 1998)                             77,705          -
Premiums receivable                                                  49,451        63,869
Trade receivables                                                     8,110        20,856
Service fee receivable                                                2,090         7,806
Amount due on sale of real estate                                     8,552         3,927
Other                                                                14,814        15,962
                                                                   --------      --------
                                                                    769,883       345,771
Allowance for doubtful accounts (including
 $10,199 and $12,177 applicable to loan
 receivables of banking and lending subsidiaries)                   (18,509)      (19,383)
                                                                   --------      --------

                                                                   $751,374      $326,388
                                                                   ========      ========

(a) Contractual maturities of instalment loan receivables at December 31, 1997 were as follows (in thousands): 1998 - $94,068; 1999 - $42,756; 2000 - $30,680;
2001 - $19,477 and 2002 and thereafter - $15,957. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

9.  Prepaids and Other Assets:
    --------------------------

At December 31, 1997 and 1996, a summary of prepaids and other assets is as follows (in thousands):

                                                                     1997          1996
                                                                     ----          ----
Real estate assets, net                                            $ 93,264      $142,089
Inventories, net                                                     11,353        21,281
Balances in risk sharing pools and associations                       2,712           941
Prepaid reinsurance premium                                           7,482         8,360
Unamortized debt expense                                              7,385         7,415
Other                                                                22,230        31,462
                                                                   --------      --------

                                                                   $144,426      $211,548
                                                                   ========      ========

10. Trade Payables, Expense Accruals and Other Liabilities:
    -------------------------------------------------------

A summary of trade payables, expense accruals and other liabilities at December
31, 1997 and 1996 is as follows (in thousands):

                                                                       1997        1996
                                                                       ----        ----
Trade Payables and Expense Accruals:
 Payables related to securities                                      $ 97,844    $    277
 Amount due on reinsurance                                             16,711      16,394
 Trade and drafts payable                                              24,141      27,268
 Accrued compensation, severance and other
  employee benefits                                                    33,347      17,505
 Pension liability                                                      2,423       5,712
 Accrued interest payable                                               5,709       8,375
 Taxes, other than income                                               5,607       7,628
 Accrued dividends                                                      5,960          13
 Provision for servicing carrier claims                                12,337      26,811
 Other                                                                 12,739      10,093
                                                                     --------    --------

                                                                     $216,818    $120,076
                                                                     ========    ========
Other Liabilities:
 Deferred gain on reinsurance                                        $ 16,664    $   -
 Unearned service fees                                                 15,129      18,203
 Liability for unredeemed trading stamps                               22,227      23,735
 Postretirement and postemployment benefits                            21,840      25,657
 Holdbacks on loans                                                     2,272       3,806
 Unclaimed funds and dividends                                          1,193       1,269
 Other                                                                 36,039      16,256
                                                                     --------    --------

                                                                     $115,364    $ 88,926
                                                                     ========    ========

11.  Long-term and Other Indebtedness:
     ---------------------------------

The principal amount, stated interest rate and maturity of long-term debt outstanding at December 31, 1997 and 1996 are as follows (dollars in thousands):

                                                                       1997           1996
                                                                       ----           ----
Senior Notes:
 Term loans with banks                                               $   -          $ 50,000
 7 3/4% Senior Notes due 2013, less debt
  discount of $781 and $831                                            99,219         99,169
 Industrial Revenue Bonds (with variable interest)                      9,815          4,900
 Other                                                                  9,447          9,620
                                                                     --------       --------
                                                                      118,481        163,689
                                                                     --------       --------
Subordinated Notes:
 10 3/8% Senior Subordinated Notes due 2002,
  less debt discount of $92                                              -            22,252
 8 1/4% Senior Subordinated Notes due 2005                            100,000        100,000
 7 7/8% Senior Subordinated Notes due 2006,
  less debt discount of $609 and $678                                 134,391        134,322
 5 1/4% Convertible Subordinated Debentures due 2003                     -           100,000
                                                                     --------       --------
                                                                      234,391        356,574
                                                                     --------       --------
                                                                     $352,872       $520,263
                                                                     ========       ========

In February 1997, the Company replaced its unsecured $150,000,000 bank credit agreement facilities and its $50,000,000 of outstanding unsecured bank term loans with a new unsecured bank credit facility of $200,000,000. In connection with the sale of the Colonial Penn P&C Group, the Company replaced the February 1997 bank credit facility with a new unsecured bank credit facility of $100,000,000 which bears interest based on the prime rate or LIBOR and matures in November 2002. No amounts were borrowed under this bank credit facility as of December 31, 1997.

The most restrictive of the Company's debt instruments require maintenance of minimum Tangible Net Worth and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on dividends, investments, liens, contingent obligations and certain other matters. As of December 31, 1997, cash dividends of $616,840,000 would be eligible to be paid under the most restrictive covenants.

In March 1997, the Company called for redemption all of its outstanding $100,000,000 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures"), at a redemption price of 102.625% of the principal amount of the Debentures, plus accrued interest. $93,675,000 par value of the 5 1/4% Debentures was converted into 3,258,145 Common Shares and $6,325,000 par value of the 5 1/4% Debentures was redeemed.

As of December 31, 1996, the Company purchased $102,656,000 aggregate principal amount of the 10 3/8% Senior Subordinated Notes due 2002 (the "10 3/8% Notes") plus accrued interest through a tender offer and in open market purchases for approximately $114,000,000. In June 1997, the Company redeemed the remaining aggregate principal amount outstanding of its 10 3/8% Notes for a total redemption price of $23,112,000.

The Company reported extraordinary losses on early extinguishment of the 5 1/4% Debentures and 10 3/8% Notes of $3,165,000 ($2,057,000 after taxes or $.03 per share) in 1997 and $10,520,000 ($6,838,000 after taxes or $.11 per share) in 1996.

Approximately $10,390,000 of the manufacturing division's net property, equipment and leasehold improvements are pledged as collateral for the Industrial Revenue Bonds; and approximately $15,715,000 of other assets (primarily property) are pledged for other indebtedness aggregating approximately $9,060,000.

     --------------------------------------------

Interest rate agreements are used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. At December 31, 1997 and 1996, the notional amount of the Company's interest rate swaps was $25,000,000. These interest rate swaps expire in 1999 and require fixed rate payments of 7.33%. The Company would have been required to pay $636,000 at December 31, 1997 and $782,000 at December 31, 1996 to retire these agreements. The LIBOR rate at December 31, 1997 was 5.9%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements as well as interest to be paid under the related variable debt obligations.

Counterparties to interest rate swap agreements are major financial institutions, which management believes are able to fulfill their obligations. However, any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2002 are as follows (in thousands): 1998 - $759; 1999 - $241; 2000 - $260; 2001 - $281; and, 2002 - $303.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 5.9% and 5.8% at December 31, 1997 and 1996, respectively.

12.  Preferred Securities of Subsidiary Trust:
     -----------------------------------------

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

13. Common Shares, Stock Options, Warrants and Preferred Shares:
    ------------------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. Pursuant to such authorization, during the three year period ended December 31, 1997, the Company acquired 108,078 Common Shares (44,765 shares in 1997, 34,037 shares in 1996 and 29,276 shares in 1995) at an average price of $28.54 per Common Share.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of income or disclosure. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of income for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of income consistent with the provisions of SFAS 123, the Company's net income and earnings per share for

     -----------------------------------------------------------------------

1997, 1996 and 1995 would not have been materially different from those reported.

A summary of activity with respect to the Company's stock options for the three years ended December 31, 1997 is as follows:

                                                                                     Available
                                          Common         Weighted                       for
                                          Shares          Average       Options        Future
                                          Subject         Exercise     Exercisable     Option
                                         to Option        Prices       at Year-End     Grants
                                         ---------        ------       -----------     ------
Balance at January 1, 1995               1,215,944         $10.47        553,868      1,574,800
     Granted                                10,000         $23.25        =======      =========
     Exercised                            (414,826)        $ 6.31
     Cancelled                             (38,500)        $12.16
                                         ---------

Balance at December 31, 1995               772,618         $12.79        443,018      1,583,100
     Granted                               630,200         $26.54        =======      =========
     Exercised                            (287,792)        $ 7.66
     Cancelled                             (41,100)        $16.54
                                         ---------

Balance at December 31, 1996             1,073,926         $22.09        317,826        974,400
     Granted                                77,500         $26.67        =======      =========
     Exercised                            (248,196)        $14.15
     Cancelled                            (393,470)        $24.69
                                         ---------

Balance at December 31, 1997               509,760         $24.64        171,980      1,278,770
                                         =========                       =======      =========

The weighted-average fair value of the options granted was $6.39 per share for 1997, $7.04 per share for 1996 and $6.47 per share for 1995 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 20.3% for 1997, 25.3% for 1996 and 27.4% for 1995; (2) risk-free interest rates of 6.1% for 1997, 6.0% for 1996 and 5.9% for 1995; (3) expected lives of 3.7 years for 1997 and 1996 and 4.0 years for 1995; and (4) dividend yields of .9% for 1997 and 1996 and 1.1% for 1995.

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                               Options Outstanding                    Options Exercisable
                    ---------------------------------------        --------------------------
                                   Weighted
                      Common        Average        Weighted          Common         Weighted
                      Shares       Remaining       Average           Shares          Average
   Range of         Subject to    Contractual      Exercise        Subject to        Exercise
Exercise Prices       Option         Life           Price            Option           Price
---------------       ------         ----           -----            ------           -----
$17.88 - $21.50       158,960       1.9 years        $20.34         117,560            $20.39
$23.25 - $26.63       342,800       4.2 years        $26.42          54,420            $26.45
$31.50 - $35.63         8,000       5.2 years        $33.56            -                  -
                      -------                                       -------

$17.88 - $35.63       509,760       3.5 years        $24.64         171,980            $22.31
                      =======                                       =======

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

     -----------------------------------------------------------------------

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

At December 31, 1997 and 1996, the Company's Common Shares were reserved as follows:

                                                  1997            1996
                                                  ----            ----

Stock Options                                   1,788,530        2,048,326
Convertible Debentures                              -            3,478,261
                                                ---------        ---------
                                                1,788,530        5,526,587
                                                =========        =========

At December 31, 1997 and 1996, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

14.  Net Securities Gains:
     ---------------------

The following summarizes net securities gains for each of the three years in the period ended December 31, 1997 (in thousands):

                                                             1997        1996        1995
                                                             ----        ----        ----
Net realized gains on fixed maturities                      $1,000     $11,382     $ 9,377
Net unrealized gains (losses) on trading
 securities                                                  2,932      (3,834)      2,580
Net realized gains (losses) on equity and other
 securities                                                   (984)     20,961       8,063
                                                            ------     -------     -------

                                                            $2,948     $28,509     $20,020
                                                            ======     =======     =======

Proceeds from sales of investments classified as available for sale were $766,399,000, $639,449,000 and $267,282,000 during 1997, 1996 and 1995, respectively. Gross gains of $6,259,000, $24,460,000 and $17,601,000 and gross losses of $3,225,000, $1,014,000 and $2,059,000 were realized on these sales during 1997, 1996 and 1995, respectively.

15.  Other Results of Operations Information:
     ----------------------------------------

Investment and other income for each of the three years in the period ended December 31, 1997 consist of the following (in thousands):

                                                              1997        1996        1995
                                                              ----        ----        ----
      Interest on short-term investments                    $ 15,567    $  9,777    $  8,807
      Interest on fixed maturities                            78,130      62,261      59,525
      Interest on notes receivable                             6,789         615         703
      Service fee income                                      23,757      25,084      27,110
      Trading stamp revenues                                   8,194      12,017      17,957
      Rental income                                            8,082      10,560       9,994
      Gains on sale of property, net of costs                 74,560      11,078       4,833
      Gain on return of the WMAC Companies                       -          -         41,030
      Litigation settlements                                     579       5,434       4,666
      Other                                                   27,467      24,512      26,379
                                                            --------    --------    --------

                                                            $243,125    $161,338    $201,004
                                                            ========    ========    ========

     ---------------------------------------------------

On June 30, 1997 the Company sold its investment in a New York City office building for $100,000,000 in cash. The Company reported a pre-tax gain of approximately $35,600,000 on the sale.

Effective as of December 31, 1995, control of the WMAC Companies was returned to the Company and such subsidiaries were consolidated. The gain related to the return of the WMAC Companies reflects the difference between the carrying amount of the Company's investment prior to consolidation and the net assets of such subsidiaries.

Taxes, other than income or payroll, included in operations amounted to $10,794,000 (including $4,139,000 of premium taxes) for the year ended December 31, 1997, $16,526,000 (including $5,120,000 of premium taxes) for the year ended December 31, 1996 and $15,574,000 (including $5,588,000 of premium taxes) for the year ended December 31, 1995.

Advertising costs amounted to $4,026,000, $5,138,000 and $6,785,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

16.  Income Taxes:
     -------------

The principal components of the deferred tax asset (liability) at December 31, 1997 and 1996 are as follows (in thousands):

                                                                       1997          1996
                                                                       ----          ----
      Deferred Tax Asset:
      Insurance reserves and unearned premiums                       $ 39,815     $ 35,031
      Securities valuation reserves                                    19,985       15,707
      Other accrued liabilities                                         7,980        8,143
      Unrealized losses on investments                                   -           1,113
      Tax loss carryforwards, net of tax sharing payments              39,047       37,388
                                                                     --------     --------
                                                                      106,827       97,382
        Valuation allowance                                           (71,776)     (40,584)
                                                                     --------     --------
                                                                       35,051       56,798
                                                                     --------     --------
      Deferred Tax Liability:
      Instalment sale                                                 (12,000)         -
      Unrealized (gains) on investments                                (2,796)         -
      Depreciation                                                     (5,876)      (3,022)
      Policy acquisition costs                                         (6,626)      (8,087)
      Other, net                                                      (19,627)      (2,619)
                                                                     --------     --------
                                                                      (46,925)     (13,728)
                                                                     --------     --------
      Net deferred tax asset (liability)                             $(11,874)    $ 43,070
                                                                     ========     ========

At December 31, 1997, the amount included above for tax loss carryforwards includes capital loss carryforwards resulting from the sale of certain subsidiaries. The valuation allowance principally relates to certain acquired tax loss carryforwards, the usage of which is subject to certain limitations and certain other matters which may restrict their utilization, capital loss carryforwards and unrealized capital losses. During 1997 the valuation allowance was increased in part to reflect the uncertainty of utilizing the capital loss carryforwards and the unrealized capital losses.

In addition, the amounts reflected above are based on the minimum amount of tax loss carryforwards of Phlcorp, Inc. ("Phlcorp"), a subsidiary of the Company. As described more fully herein, substantial additional amounts may be available under certain circumstances and as uncertainties are resolved. If these uncertainties are resolved in the Company's favor, the deferred tax asset related to tax loss carryforwards would increase by approximately $81,000,000, exclusive of any additional valuation allowance.

     ------------------------

The (benefit) for income taxes for each of the three years in the period ended December 31, 1997 was as follows (in thousands):

                                                           1997        1996         1995
                                                           ----        ----         ----
State income taxes (principally
 currently payable)                                      $  3,750    $  1,200     $  2,500
Federal income taxes:
 Current                                                   (7,543)      1,755          704
 Deferred                                                  (6,966)    (19,734)     (13,140)
Foreign income taxes (principally
 currently payable)                                           508         500          496
                                                         --------    --------     --------

                                                         $(10,251)   $(16,279)    $ (9,440)
                                                         ========    ========     ========

The table below reconciles expected statutory federal income tax to actual income tax (benefit) (in thousands):

                                                           1997        1996         1995
                                                           ----        ----         ----

Expected federal income tax                              $ (8,727)   $(13,769)    $  8,082
State income taxes, net of federal
 income tax benefit                                         2,438         780        1,625
Return of the WMAC Companies                                  -          -         (14,360)
Reduction in valuation allowance                           (1,890)     (1,693)        -
Recognition of additional tax benefits                     (2,719)     (2,500)      (5,547)
Other                                                         647         903          760
                                                         --------    --------     --------

   Actual income tax (benefit)                           $(10,251)   $(16,279)    $ (9,440)
                                                         ========    ========     ========

The valuation allowance applicable to the deferred income tax asset gives effect to the possible unavailability of certain income tax deductions. During 1997 and 1996 certain matters were favorably resolved and the Company reduced the valuation allowance as reflected in the above reconciliation. Since the WMAC Companies have previously been included in the Company's consolidated federal income tax return, the gain recorded upon return of the WMAC Companies is not taxable.

Phlcorp, in connection with its 1986 reorganization, entered into a tax settlement agreement (the "Tax Settlement Agreement") with the United States whereby, among other things, Phlcorp agreed that upon utilization of certain pre-reorganization tax loss carryforwards, it would pay 25% of any resultant tax savings to the government, subject to certain limitations. The Tax Settlement Agreement provides that post-reorganization tax attributes and net operating losses will be utilized prior to pre-reorganization tax operating loss carryforwards in calculating tax sharing payments. Due to unresolved issues concerning certain post-reorganization deductions, Phlcorp is unable to state with certainty the amount of its available carryforwards. However, Phlcorp believes that it has tax operating loss carryforwards of between $64,000,000 and $296,000,000 at December 31, 1997. The expiration dates for Phlcorp's tax loss carryforwards will depend on the outcome of the matters referred to above, although it is unlikely such carryforwards will begin to expire before 1998.

     ------------------------

At December 31, 1997 certain of the Company's subsidiaries other than Phlcorp had tax loss carryforwards of $2,000,000, which have been reflected in the deferred tax asset (liability) after applying the statutory federal income tax rate. These carryforwards begin to expire in 1998. In addition, at December 31, 1997 the Company had capital loss carryforwards of $53,000,000 which expire in 2002.

Limitations exist under the tax law which may restrict the utilization of the tax loss carryforwards. In addition, the capital loss carryforwards can only be used to offset capital gains. Further, certain of the future deductions may only be utilized in the tax returns of certain life insurance subsidiaries. These limitations are considered in the determination of the valuation allowance.

Under certain circumstances, the value of the carryforwards available could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation was amended to include certain charter restrictions which prohibit transfers of the Company's Common Stock under certain circumstances.

Under prior law, Charter National had accumulated $15,447,000 of special federal income tax deductions allowed life insurance companies and Colonial Penn's life insurance subsidiaries had accumulated $161,000,000 of such special deductions. Under certain conditions, such amounts could become taxable in future periods. Except with respect to amounts applicable to Colonial Penn's life insurance subsidiaries, the Company does not anticipate any transaction occurring which would cause these amounts to become taxable. With respect to Colonial Penn's life insurance subsidiaries, the IRS has asserted that a portion of such special federal income tax deductions should have been reflected in taxable income in prior years, and has assessed additional taxes (excluding interest) of $2,899,000 and $19,132,000, for 1989 and 1988, respectively. Under the terms of the purchase agreement whereby Colonial Penn was acquired from FPL Group Capital Inc ("FPL"), FPL is obligated to reimburse the Company for any such taxes.

Pursuant to the purchase agreement, the Company complied with FPL's instructions and agreed to the 1989 IRS assessment. To date, FPL has failed to comply with its contractual obligation to reimburse the Company for payment of the 1989 IRS assessment, the related interest and the loss of certain minimum tax credit carryforwards, an aggregate of $3,766,000, to which the Company is entitled under FPL's indemnification. In a response to a legal proceeding initiated by the Company to collect such amount due under FPL's indemnification obligation, FPL has alleged that the Company has breached the purchase agreement and, on that basis, FPL has denied liability for the 1989 IRS assessment. The Company believes it has not breached the purchase agreement and FPL remains liable for all such taxes and interest. FPL is currently exercising its right under the purchase agreement to control the contest of the 1988 IRS assessment. If FPL is unsuccessful in contesting the 1988 IRS assessment, the Company believes that FPL may again refuse to comply with its indemnification obligations under the purchase agreement. Should that occur, the Company would seek to compel FPL to honor its indemnification obligations under the purchase agreement and to pursue all other available remedies against FPL.

During 1995, in connection with other litigation, FPL agreed to pay the Company certain amounts pursuant to another tax indemnification provision included in the purchase agreement. Such amounts are reflected in investment and other income for the year ended December 31, 1995.

In September 1997, the Company sold the Colonial Penn Life Group to Conseco, Inc. Under the terms of the purchase agreement, the Company indemnified Conseco, Inc. for Colonial Penn Life Group's taxes for periods prior to 1997, which include periods for which FPL has indemnified the Company.

17.  Pension Plans and Postretirement Benefits:
     ------------------------------------------

The Company maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. The Company funds its pension plans in amounts sufficient to satisfy minimum ERISA funding requirements.

Pension expense charged to operations included the following components (in thousands):

                                                         1997        1996         1995
                                                         ----        ----         ----
     Service cost                                       $ 2,261     $ 2,999     $ 1,859
     Interest cost                                        3,685       4,284       2,107
     Actual return on plan assets                        (4,925)     (4,098)     (4,727)
     Net amortization and deferral                        1,738       2,208       2,114
                                                        -------     -------      ------

       Net pension expense                              $ 2,759     $ 5,393     $ 1,353
                                                        =======     =======     =======

The funded status of the pension plans at December 31, 1997 and 1996 was as follows (in thousands):

                                                                     1997        1996
                                                                     ----        ----
      Actuarial present value of accumulated benefit obligation:
        Vested                                                     $ 89,210     $74,562
        Non-vested                                                    1,457       2,021
                                                                   --------     -------

                                                                   $ 90,667     $76,583
                                                                   ========     =======

      Projected benefit obligation                                 $100,314     $98,733
      Plan assets at fair value                                      93,088      90,902
                                                                   --------     -------
        Funded status                                                (7,226)     (7,831)
      Unrecognized prior service cost                                    84       2,773
      Unrecognized net loss at January 1, 1987                          378         431
      Unrecognized net (gain) loss from experience
       differences and assumption changes                             4,341      (1,085)
                                                                   --------     -------

        Accrued pension liability                                  $ (2,423)    $(5,712)
                                                                   ========     =======

The plans' assets consist primarily of U.S. government and agencies' bonds and corporate bonds and notes. The projected benefit obligation at December 31, 1997 and 1996 was determined using an assumed discount rate of 7.0% and 7.5%, respectively, and an assumed compensation increase rate of 4.3% and 5.0%, respectively. The assumed long-term rate of return on plan assets was 7.4% at December 31, 1997 and 1996, respectively.

The Company also has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $1,209,000, $1,344,000 and $1,348,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged (credited) to expense (principally amortization of a curtailment gain in 1997 and interest in 1996 and 1995) related to such benefits were ($2,851,000) in 1997, $1,355,000 in 1996 and $1,240,000 in 1995.

     -----------------------------------------------------

Included in other liabilities at December 31, 1997 and 1996 are the following (in thousands):

                                                                       1997        1996
                                                                       ----        ----
  Accumulated postretirement benefit obligation:
     Retirees                                                         $ 9,857     $12,624
     Fully eligible active plan participants                              586       2,818
     Other active plan participants                                       647         450
                                                                      -------     -------
        Accumulated postretirement benefit obligation                  11,090      15,892

  Unrecognized prior service cost                                       4,847       5,623
  Unrecognized net gain from experience
   differences and assumption changes                                   3,622       1,580
                                                                      -------     -------

        Accrued postretirement benefit obligation                     $19,559     $23,095
                                                                      =======     =======

The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 6.9% and 10.5% for 1997 and 7.3% and 13.0% for 1996, declining to an ultimate rate of between 5.0% and 6.0% by 2007.

If the health care cost trend rates were increased by 1%, the accumulated postretirement obligation as of December 31, 1997 and 1996 would have increased by $633,000 and $1,046,000, respectively. The effect of this change on the aggregate of service and interest cost for 1997 and 1996 would be immaterial.

18.  Commitments:
     ------------

The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to twenty years. Rental expense (net of sublease rental income) charged to operations was $7,362,000 in 1997, $8,635,000 in 1996 and $8,247,000 in 1995. Aggregate minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) relating to facilities under lease in effect at December 31, 1997 are as follows (in thousands): 1998 - $4,494; 1999 - $6,597; 2000 - $6,071; 2001 -
$5,989; 2002 - $5,889; and thereafter - $106,801. Future minimum sublease rental income is not material.

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

In connection with the return of the WMAC Companies, the WMAC Companies have guaranteed the collectibility of reinsurance agreements applicable to a block of mortgage reinsurance business. The maximum amount of such contingency is $27,415,000 at December 31, 1997. The reinsurance agreements are with highly rated institutions and/or are secured in part by letters of credit or trust funds; as a result the Company does not expect a material loss in connection with this guarantee.

     -----------------------

In connection with the sale of the Colonial Penn P&C Group, the Company provided the purchaser with a $100,000,000 non-cancelable letter of credit to secure certain indemnification obligations. This letter of credit is collateralized by certain deposits of the Company aggregating approximately $105,000,000.

The insurance and the banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $305,486,000 at December 31, 1997, exclusive of amounts related to the sales of the Colonial Penn P&C Group and Colonial Penn Life Group distributed to the Company in March 1998. See
Note 5.

19.  Litigation:
     -----------

The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

20.  Earnings (Loss) Per Common Share:
     ---------------------------------

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which revised the computation and presentation of earnings per share data. A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for income (loss) from continuing operations before extraordinary loss for each of the three years in the period ended December 31, 1997 is as follows (in thousands):

                                              Income            Shares         Per Share
                                            (Numerator)      (Denominator)       Amount
                                            -----------      -------------       ------
1997:
-----

Basic (Loss) Per Share:
(Loss) from continuing operations
 before extraordinary loss                    $(22,625)          62,205           $(.36)
                                                                                  =====
Effect of Dilutive Securities:
  Options                                         -                 -
  5 1/4% Debentures                               -                 -
                                              --------           ------
Diluted (loss) per share                      $(22,625)          62,205           $(.36)
                                              ========           ======           =====

1996:
-----

Basic (Loss) Per Share:
(Loss) from continuing operations
 before extraordinary loss                    $(23,060)          60,301           $(.38)
                                                                                  =====
Effect of Dilutive Securities:
  Options                                         -                -
  5 1/4% Debentures                               -                -
                                              --------           ------
Diluted (loss) per share                      $(23,060)          60,301           $(.38)
                                              ========           ======           =====

1995:
-----

Basic Earnings Per Share:
Income from continuing operations
 before extraordinary loss                    $ 32,532           57,465            $.57
                                                                                   ====
Effect of Dilutive Securities:
  Options                                         -               1,311
  Warrants                                        -                 495
  5 1/4% Debentures                               -                -
                                              --------           ------
Diluted earnings per share                    $ 32,532           59,271            $.55
                                              ========           ======            ====

     --------------------------------------------

Options to purchase 886,730 weighted average shares of common stock and 1,144,431 weighted average shares of common stock, were outstanding during the years ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted earnings (loss) per share as those options were antidilutive.

Additionally, during the years ended December 31, 1996 and 1995, and for the period January 1, 1997 through April 11, 1997, the 5 1/4% Debentures, which were convertible into 3,478,260 Common Shares, were outstanding. Such debentures were not included in the computation of diluted earnings (loss) per share, as those debentures were antidilutive.

21.  Fair Value of Financial Instruments:
     ------------------------------------

The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in
Note 7. It is not practicable to determine the fair value of policyholder loans since such loans generally have no stated maturity, are not separately transferable and are often repaid by reductions to benefits and surrenders.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Note receivable on sale of the Colonial Penn Life Group: The fair value of variable rate note receivable is estimated to be the carrying amount.

(d) Loans receivable of banking and lending subsidiaries: The fair value of loans receivable of the banking and lending subsidiaries is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

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

     -----------------------------------------------
(i) Investment contract reserves: Single premium deferred annuity reserves are carried at account value, which is a reasonable estimate of fair value. The fair value of other investment contracts is estimated by discounting the future payments at rates which would currently be offered for contracts with similar terms.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                                       1997                      1996
                                                       ----                      ----
                                             Carrying        Fair      Carrying         Fair
                                              Amount        Value       Amount          Value
                                              ------        -----       ------          -----
Financial Assets:
 Investments:
  Practicable to estimate
   fair value                               $1,950,750    $1,950,876   $1,137,007    $1,136,957
  Policyholder loans                             5,050          -           4,955         -
 Cash and cash equivalents                     607,181       607,181      184,029       184,029
 Note receivable on sale of the
  Colonial Penn Life Group (including
  accrued interest)                            406,223       406,223         -             -
 Loans receivable of banking and
  lending subsidiaries, net of
  allowance                                    192,739       203,963      221,174       234,771
 Separate and variable accounts                541,546       541,546      436,992       436,992
 Investments in associated
  companies                                    207,902       217,499      202,496       210,574

Financial Liabilities:
 Customer banking deposits                     198,582       199,414      209,261       210,160
 Long-term and other indebtedness              352,872       371,757      520,263       530,206
 Securities sold not owned                      97,708        97,708         -             -
 Investment contract reserves                    8,107         8,107        6,331         6,331
 Separate and variable accounts                541,546       541,546      435,937       435,937

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debt
 securities of the Company                     150,000       159,000         -             -


22. Event Subsequent to the Balance Sheet Date:
    -------------------------------------------

In February 1998, the Company agreed to reinsure all of its remaining life insurance business to Allstate Life Insurance Company and a subsidiary thereof in an indemnity reinsurance transaction. Consummation of this transaction, which is expected to occur in the second quarter of 1998, is subject to regulatory approval and the satisfaction of certain other conditions. The premium to be received on this transaction is approximately $30,000,000. The gain on the reinsurance transaction will be deferred and amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier in income if converted to assumption reinsurance.

23.  Selected Quarterly Financial Data (Unaudited):
     ----------------------------------------------

                                                    First       Second     Third     Fourth
                                                   Quarter      Quarter    Quarter   Quarter
                                                   -------      -------    -------   -------
                                                   (In thousands, except per share amounts)
1997:
-----
Revenues                                           $162,045    $190,528    $144,310  $146,593
                                                   ========    ========    ========  ========
Income (loss) from continuing operations
 before extraordinary loss                         $ (6,064)   $ 18,682    $(11,435) $(23,808)
                                                   ========    ========    ========  ========
Income from discontinued operations,
 net of taxes                                      $ 18,784    $ 16,911    $ 15,318  $  7,839
                                                   ========    ========    ========  ========
Gain on disposal of discontinued
 operations, net of taxes                          $   -       $   -       $200,337  $427,308
                                                   ========    ========    ========  ========
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit                $   -       $ (2,044)   $    (13) $   -
                                                   ========    ========    ========  ========

Net income                                         $ 12,720    $ 33,549    $204,207  $411,339
                                                   ========    ========    ========  ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations            $(.10)      $ .30       $(.18)    $(.37)
  Income from discontinued operations                   .31         .28         .24       .12
  Gain on disposal of discontinued operations            -           -         3.17      6.69
  Extraordinary loss                                     -         (.03)         -         -
                                                      -----       -----       -----     -----

     Net income                                       $ .21       $ .55       $3.23     $6.44
                                                      =====       =====       =====     =====

Number of shares used in calculation                 60,441      61,072      63,259    63,856
                                                     ======      ======      ======    ======

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations            $(.10)      $ .30       $(.18)    $(.37)
  Income from discontinued operations                   .31         .26         .24       .12
  Gain on disposal of discontinued operations            -           -         3.17      6.69
  Extraordinary loss                                     -         (.03)         -         -
                                                      -----       -----       -----     -----

     Net income                                       $ .21       $ .53       $3.23     $6.44
                                                      =====       =====       =====     =====

Number of shares used in calculation                 60,441      64,113      63,259    63,856
                                                     ======      ======      ======    ======


23.  Selected Quarterly Financial Data (Unaudited), continued:
     ---------------------------------------------------------

                                                    First       Second       Third     Fourth
                                                   Quarter      Quarter      Quarter   Quarter
                                                   -------      -------      -------   -------
                                                     (In thousands, except per share amounts)

1996:
-----
Revenues                                           $178,443     $173,484    $179,275 $153,122
                                                   ========     ========    ======== ========
Income (loss) from continuing operations
 before extraordinary loss                         $ (5,706)    $ (6,768)   $    846 $(11,432)
                                                   ========     ========    ======== ========
Income from discontinued operations,
 net of taxes                                      $ 21,307     $ 19,941    $ 18,339 $ 18,988
                                                   ========     ========    ======== ========
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit                $   -        $   -       $   -    $ (6,838)
                                                   ========     ========    ======== ========

Net income                                         $ 15,601     $ 13,173    $ 19,185 $    718
                                                   ========     ========    ======== ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                          $(.09)       $(.11)       $.02    $(.19)
  Income from discontinued operations                   .35          .33         .30      .31
  Extraordinary loss                                     -            -           -      (.11)
                                                      -----        -----        ----    -----

     Net income                                       $ .26        $ .22        $.32    $ .01
                                                      =====        =====        ====    =====

Number of shares used in calculation                 60,218       60,278      60,330   60,380
                                                     ======       ======      ======   ======

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                          $(.09)       $(.11)       $.02    $(.19)
  Income from discontinued operations                   .35          .33         .30      .31
  Extraordinary loss                                     -            -           -      (.11)
                                                      -----        -----        ----    -----

     Net income                                       $ .26        $ .22        $.32    $ .01
                                                      =====        =====        ====    =====

Number of shares used in calculation                 60,218       60,278      60,534   60,380
                                                     ======       ======      ======   ======

In 1997 and 1996, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

SCHEDULE II - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
BALANCE SHEETS
December 31, 1997 and 1996
(Dollars in thousands, except par value)

                                                                 1997            1996
                                                                 ----            ----
ASSETS
------
Cash and cash equivalents                                     $   27,325     $   61,330
Investments                                                      336,650        115,443
Deferred tax asset                                                  -            43,070
Miscellaneous receivables and other assets                       124,219         42,221
Investments in and advances to/from subsidiaries, net
 (includes net assets of discontinued operations
 of $535,261 in 1996)                                          2,061,268      1,386,214
                                                              ----------     ----------

                                                              $2,549,462     $1,648,278
                                                              ==========     ==========
LIABILITIES
-----------
Accounts payable and expense accruals                         $   37,752     $   12,757
Income taxes payable                                             152,308         11,286
Deferred tax liability                                            11,874          -
Debt, including current maturities                               333,997        506,128
                                                              ----------     ----------

                                                                 535,931        530,171
                                                              ----------     ----------
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debt securities of the Company                     150,000          -
                                                              ----------     ----------


SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share,
 authorized 150,000,000 shares; 63,879,155
 and 60,417,579 shares issued and
 outstanding, after deducting 54,398,456
 and 54,353,691 shares held in treasury                           63,879         60,418
Additional paid-in capital                                       253,267        161,026
Net unrealized gain on investments                                 5,630          1,759
Retained earnings                                              1,540,755        894,904
                                                              ----------     ----------

     Total shareholders' equity                                1,863,531      1,118,107
                                                              ----------     ----------

                                                              $2,549,462     $1,648,278
                                                              ==========     ==========

                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF INCOME
For the years ended December 31, 1997, 1996 and 1995
(In thousands, except per share amounts)

                                                         1997       1996         1995
                                                         ----       ----         ----
Investment income                                     $ 44,747    $ 32,469    $ 38,931
Equity in losses of associated companies                (4,853)    (14,720)        (24)
Net securities gains (losses)                               15          96          (1)
Equity in income of subsidiaries                        30,863      45,587      78,242
                                                      --------    --------    --------

                                                        70,772      63,432     117,148
                                                      --------    --------    --------

Interest expense                                        44,893      62,242      58,723
Other expenses                                          40,562      24,250      25,893
                                                      --------    --------    --------

                                                        85,455      86,492      84,616
                                                      --------    --------    --------

  Income (loss) from continuing operations
   before minority expense of trust preferred
   securities and extraordinary loss                   (14,683)    (23,060)     32,532
Minority expense of trust preferred securities,
 net of taxes                                            7,942        -           -
                                                      --------    --------    --------

  Income (loss) from continuing operations
   before extraordinary loss                           (22,625)    (23,060)     32,532

Equity in income from discontinued
 operations of subsidiaries                             58,852      78,575      74,971

Equity in gain on disposal of discontinued
 operations, net of taxes                              627,645        -           -
                                                      --------    --------    --------

  Income before extraordinary loss                     663,872      55,515     107,503

Extraordinary loss from early extinguishment
 of debt, net of income tax benefit of $1,108
 and $3,682                                             (2,057)     (6,838)       -
                                                      --------    --------    --------

    Net income                                        $661,815    $ 48,677    $107,503
                                                      ========    ========    ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                            $ (.36)      $(.38)      $ .57
  Income from discontinued operations                      .94        1.30        1.30
  Gain on disposal of discontinued assets                10.09         -           -
  Extraordinary loss                                      (.03)       (.11)        -
                                                        ------       -----       -----

    Net income                                          $10.64       $ .81       $1.87
                                                        ======       =====       =====

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                            $ (.36)      $(.38)      $ .55
  Income from discontinued operations                      .94        1.30        1.26
  Gain on disposal of discontinued assets                10.09         -           -
  Extraordinary loss                                      (.03)       (.11)        -
                                                        ------       -----       -----

    Net income                                          $10.64       $ .81       $1.81
                                                        ======       =====       =====

                           See notes to this schedule.

SCHEDULE II - Condensed Financial Information of Registrant, continued:
LEUCADIA NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
                                                         1997        1996        1995
                                                         ----        ----        ----
                                                              (Thousands of dollars)
Net cash flows from operating activities:
-----------------------------------------
Net income                                             $661,815   $  48,677   $ 107,503
Adjustments to reconcile net income to net
 cash provided by (used for) operations:
 Amortization                                             1,175        (487)        681
 Net securities (gains) losses                              (15)        (96)          1
 Equity in earnings of subsidiaries                    (717,360)   (124,162)   (153,213)
 Equity in losses of associated companies                 4,853      14,720          24
 Extraordinary loss, net of income tax benefit            2,057       6,838        -
 Net change in:
   Miscellaneous receivables                            (83,566)      1,121        (582)
   Other assets                                          (9,957)     (7,327)     (1,714)
   Investments in and advances to/from
    subsidiaries, net                                    62,776     125,508      26,641
   Accounts payable and expense accruals                 24,927      (3,272)     (1,206)
   Income taxes payable                                 141,022       1,611      10,253
 Other                                                    3,512       2,204       2,616
                                                      ---------   ---------   ---------
   Net cash provided by (used for)
    operating activities                                 91,239      65,335      (8,996)
                                                      ---------   ---------   ---------

Net cash flows from investing activities:
-----------------------------------------
Dividends received from subsidiaries                     38,775      32,581      10,076
Capital contribution to subsidiaries                        (25)    (12,068)    (13,319)
Investment in Providential Life in 1996 and
 MK Gold Company in 1995                                   -        (11,504)    (22,593)
Purchases of investments (other than short-term)       (674,291)   (149,228)   (124,855)
Proceeds from maturities of investments                 272,892     116,930      43,300
Proceeds from sales of investments                      187,241      25,117          76
                                                      ---------   ---------   ---------
   Net cash provided by (used for)
    investing activities                               (175,408)      1,828    (107,315)
                                                      ---------   ---------   ---------

Net cash flows from financing activities:
-----------------------------------------
Net change in short-term borrowings                     (50,000)        207         (80)
Issuance of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust               147,465        -           -
Issuance of long-term debt, net of issuance costs          -        132,793      98,590
Reduction of long-term debt                             (29,853)   (137,773)     (5,702)
Sale of common shares and exercise of warrants,
 net of expenses                                           -           -         43,857
Purchase of common shares for treasury                   (1,484)       (837)       (727)
Dividends paid                                          (15,964)    (15,100)    (15,025)
                                                      ---------   ---------   ---------
   Net cash provided by (used for)
    financing activities                                 50,164     (20,710)    120,913
                                                      ---------   ---------   ---------

   Net (decrease) increase in cash and cash
    equivalents                                         (34,005)     46,453       4,602
Cash and cash equivalents at January 1,                  61,330      14,877      10,275
                                                      ---------   ---------   ---------

Cash and cash equivalents at December 31,             $  27,325   $  61,330   $  14,877
                                                      =========   =========   =========

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the year for:
 Interest                                               $34,998     $40,238     $39,768
 Income tax payments, net of refunds                    $24,233     $ 2,490     $(3,723)

                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
NOTES TO SCHEDULE



A. The notes to consolidated financial statements of Leucadia National Corporation and Subsidiaries are incorporated by reference to this schedule.

B. The statements of shareholders' equity are the same as those presented for Leucadia National Corporation and Subsidiaries.

C. Equity in the income of the subsidiaries is after reflecting income taxes recorded by the subsidiaries. In 1997, 1996 and 1995, there was no provision or benefit for income taxes provided by the parent company, other than the benefits related to the minority expense of the trust preferred securities and the extraordinary losses. Tax sharing payments received from subsidiaries were $229,246,000 in 1997, $48,017,000 in 1996 and $42,078,000 in 1995.

D. The deferred income tax asset (liability) of $(11,874,000) and $43,070,000 at December 31, 1997 and 1996, respectively, had not been allocated to the individual subsidiaries.

SCHEDULE III - Supplementary Insurance Information
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1997, 1996 and 1995

                                                                                             Insurance
                                                                                              Losses,
                                                                                              Policy
                                                                                             Benefits
                                                                                               and
                                                    Separate                               Amortization
                     Deferred                         and      Policy                           of
                      Policy     Future             Variable    and                 Net      Deferred     Other     Non-Life
                    Acquisition  Policy  Unearned   Accounts  Contract  Premium  Investment Acquisition  Operating  Premiums
                       Costs    Benefits Premiums Liabilities  Claims   Revenue    Income      Costs     Expenses    Written
                       -----    -------- -------- -----------  ------   -------    ------      -----     --------    -------
                                                                 (Thousands of dollars)
1997
----
Life insurance         $  -     $187,157  $   -     $541,546   $  4,217   $  4,968   $ 8,658  $  1,898   $  9,166    $   -
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
Property and casualty
 insurance:
  Automobile            11,130      -       72,617      -       297,810    169,586    28,415   208,521    (15,649)    148,944
  Commercial             8,594      -       39,119      -       232,057     77,657    19,427    95,024      9,693      73,716
  Miscellaneous
   and personal          4,182      -       15,933      -        15,841     27,772     2,372    23,923      2,079      30,573
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
                        23,906      -      127,669      -       545,708    275,015    50,214   327,468     (3,877)    253,233
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
                       $23,906  $187,157  $127,669  $541,546   $549,925   $279,983   $58,872  $329,366   $  5,289    $253,233
                       =======  ========  ========  ========   ========   ========   =======  ========   ========    ========

1996
----
Life insurance         $  -     $140,110  $   -     $435,937   $  2,868   $  4,241   $ 6,209  $  1,846   $  4,017    $   -
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
Property and casualty
 insurance:
  Automobile            14,392      -       93,957      -       295,634    212,821    30,890   248,506     (5,160)    200,541
  Commercial             8,847      -       43,336      -       225,705     92,414    20,564    86,593     16,627      84,187
  Miscellaneous
   and personal          3,346      -       13,126      -        10,980     21,198     1,767    20,049      1,997      25,052
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
                        26,585      -      150,419      -       532,319    326,433    53,221   355,148     13,464     309,780
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
                       $26,585  $140,110  $150,419  $435,937   $535,187   $330,674   $59,430  $356,994   $ 17,481    $309,780
                       =======  ========  ========  ========   ========   ========   =======  ========   ========    ========

1995
----
Life insurance         $  -     $163,414  $   -     $370,968   $  2,657   $  4,228   $ 7,055  $   (466)  $  5,229    $   -
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
Property and casualty
 insurance:
  Automobile            16,857      -      103,712      -       282,596    208,604    26,450   272,014    (15,156)    211,725
  Commercial            10,141      -       51,808      -       226,850    102,711    18,436    82,487      9,458     100,340
  Miscellaneous
   and personal          2,156      -        9,271      -         7,976     14,778     1,596    10,456      2,324      17,820
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
                        29,154      -      164,791      -       517,422    326,093    46,482   364,957     (3,374)    329,885
                       -------  --------  --------  --------   --------   --------   -------  --------   --------    --------
                       $29,154  $163,414  $164,791  $370,968   $520,079   $330,321   $53,537  $364,491   $  1,855    $329,885
                       =======  ========  ========  ========   ========   ========   =======  ========   ========    ========

SCHEDULE IV - Schedule of Reinsurance
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1997, 1996 and 1995

                                                                                  Percentage
                                                                                      of
                                               Ceded        Assumed                 Amount
                                   Direct     to Other    from Other       Net      Assumed
                                  Business   Companies     Companies     Amount     to Net
                                  --------   ---------     ---------     ------     ------
                                                  (Thousands of dollars)
1997
----
Life insurance in force           $310,508    $241,360        $  -       $ 69,148    .00%
                                  ========    ========        ======     ========

Premiums:
 Life insurance                   $ 18,757    $ 13,789        $  -       $  4,968    .00%
 Accident and health insurance          23          23           -           -       .00%
 Property and liability
  insurance                        304,891      30,156           280      275,015    .10%
                                  --------    --------        ------     --------

    Total premiums                $323,671    $ 43,968        $  280     $279,983    .10%
                                  ========    ========        ======     ========


1996
----
Life insurance in force           $145,000     $72,000        $  -       $ 73,000    .00%
                                  ========     =======        ======     ========

Premiums:
 Life insurance                   $  4,561     $   354        $   34     $  4,241    .80%
 Accident and health insurance         153        -              -            153    .00%
 Property and liability
  insurance                        353,749      28,584         1,115      326,280    .34%
                                  --------     -------        ------     --------

    Total premiums                $358,463     $28,938        $1,149     $330,674    .35%
                                  ========     =======        ======     ========


1995
----
Life insurance in force           $177,000     $98,000        $  -       $ 79,000    .00%
                                  ========     =======        ======     ========

Premiums:
 Life insurance                   $  4,228     $   297        $  297     $  4,228   7.02%
 Accident and health insurance       1,169        -              -          1,169    .00%
 Property and liability
  insurance                        342,362      18,531         1,093      324,924    .34%
                                  --------     -------        ------     --------

    Total premiums                $347,759     $18,828        $1,390     $330,321    .42%
                                  ========     =======        ======     ========


SCHEDULE V - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1997, 1996 and 1995

                                           Additions          Deductions
                                      -------------------  -------------------
                                       Charged
                                      (Credited)
                           Balance at  to Costs                                  Balance
                           Beginning     and               Write-    Sale of    at End of
    Description            of Period  Expenses Recoveries   Offs   Receivables   Period
    -----------            ---------  -------- ----------   ----   -----------   ------
                                              (Thousands of dollars)
1997
----
Loan receivables of
 banking and lending
 subsidiaries               $12,177    $ 6,140    $5,021   $13,139    $ -      $10,199
Trade, notes and other
 receivables                  7,206      7,174     1,412     7,054     428       8,310
                            -------    -------    ------   -------    ----     -------

Total allowance for
 doubtful accounts          $19,383    $13,314    $6,433   $20,193    $428     $18,509
                            =======    =======    ======   =======    ====     =======

1996
----
Loan receivables of
 banking and lending
 subsidiaries               $13,893    $ 9,966    $5,104   $16,174    $612     $12,177
Trade, notes and other
 receivables                  6,609      8,446     1,269     9,040      78       7,206
                            -------    -------    ------   -------    ----     -------

Total allowance for
 doubtful accounts          $20,502    $18,412    $6,373   $25,214    $690     $19,383
                            =======    =======    ======   =======    ====     =======

1995
----
Loan receivables of
 banking and lending
 subsidiaries               $12,308    $ 9,467    $4,163   $12,045    $ -      $13,893
Trade, notes and other
 receivables                  5,773      6,832     1,283     7,124     155       6,609
                            -------    -------    ------   -------    ----     -------

Total allowance for
 doubtful accounts          $18,081    $16,299    $5,446   $19,169    $155     $20,502
                            =======    =======    ======   =======    ====     =======


SCHEDULE VI - Schedule of Supplemental Information for Property and Casualty Insurance Underwriters
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1997, 1996 and 1995

                               Discount, if any,
                              Deducted in Reserves     Claims and Claim        Paid Claims
                             for Unpaid Claims and    Adjustment Expenses       and Claim
                                Claim Adjustment      Incurred Related to:      Adjustment
                                    Expenses         Current Year Prior Year     Expenses
                                    --------         -----------------------     --------
                                                      (Thousands of dollars)
1997
Automobile                            $ -              $179,984    $    635       $181,161
Commercial                             409               53,022      24,939         76,259
Miscellaneous and personal              -                15,402       1,453         12,037
                                      ----             --------    --------       --------

  Total property and casualty         $409             $248,408    $ 27,027       $269,457
                                      ====             ========    ========       ========

1996
Automobile                            $ -              $194,183    $ 21,478       $209,179
Commercial                             347               64,171       4,779         73,916
Miscellaneous and personal              -                13,279       1,926         12,275
                                      ----             --------    --------       --------

  Total property and casualty         $347             $271,633    $ 28,183       $295,370
                                      ====             ========    ========       ========

1995
Automobile                            $ -              $189,774    $ 45,520       $192,974
Commercial                             252               71,329     (10,610)        33,912
Miscellaneous and personal              -                 7,390        (440)         6,080
                                      ----             --------    --------       --------

  Total property and casualty         $252             $268,493    $ 34,470       $232,966
                                      ====             ========    ========       ========


                        PEPSI INTERNATIONAL BOTTLERS, LLC

                          COMBINED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
      AND FOR THE PERIOD FROM INCEPTION, APRIL 8, 1996 TO DECEMBER 31, 1996

PEPSI INTERNATIONAL BOTTLERS, LLC
COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CONTENTS

                                                                    PAGE

Report of Independent Accountants                                    3

Combined Balance Sheets                                              4

Combined Statements of Operations                                    5

Combined Statements of Cash Flows                                    6

Combined Statements of Changes in Stockholders' Equity               7

Notes to the Combined Financial Statements                          8-18






--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF PEPSI INTERNATIONAL BOTTLERS, LLC:

We have audited the accompanying combined balance sheet of Pepsi International Bottlers, LLC (the "Company") as of December 31, 1997 and 1996, and the related combined statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 and for the period from inception, April 8, 1996 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and of the results of operations and cash flows for the year ended December 31, 1997 and for the period from inception, April 8, 1996 to December 31, 1996, in conformity with generally accepted accounting principles in the United States.



Coopers & Lybrand
Moscow, Russia
February 16, 1998




--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMBINED BALANCE SHEETS
As of December 31, 1997 and 1996

(In thousands of US dollars)                                             Notes              1997             1996
------------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    2             6,131           15,392
Accounts receivable, net                                                     3             2,952            1,579
Inventories                                                                  4            13,710            2,980
Other current assets                                                         5             9,407           12,923
                                                                                         -------          -------
TOTAL CURRENT ASSETS                                                                      32,200           32,874
                                                                                         -------          -------
NON-CURRENT ASSETS
Property, plant and equipment, net                                           6           103,730           23,882
Identifiable intangible assets, net                                          2             3,372            1,957
Other non-current assets                                                                   3,658               29
                                                                                         -------          -------
TOTAL NON-CURRENT ASSETS                                                                 110,760           25,868
                                                                                         -------          -------
TOTAL ASSETS                                                                             142,960           58,742
                                                                                         =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                     7             9,815            4,292
Short term borrowings                                                        8                 0            6,329
Amounts payable to related parties                                          12             3,805            1,313
Accrued taxes payable                                                                      5,120            1,843
Loans from shareholders                                                      9           103,605                0
                                                                                         -------          -------
TOTAL CURRENT LIABILITIES                                                                122,345           13,777
                                                                                         -------          -------
COMMITMENTS AND CONTINGENCIES                                               10
SHAREHOLDERS' EQUITY
Capital contributions                                                                    111,950           68,000
Accumulated deficit                                                                     (91,335)         (23,035)
                                                                                         -------          -------
TOTAL SHAREHOLDERS' EQUITY                                                                20,615           44,965
                                                                                         -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               142,960           58,742
                                                                                         =======          =======

The accompanying notes form an integral part of these combined financial statements.



--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 1997 and for the period from inception, April 8, 1996 to December 31, 1996

(In thousands of US dollars)                                            Notes                1997            1996
------------------------------------------------------------------------------------------------------------------
Sales, net                                                                                 56,105           5,839
Costs and expenses:
Costs of sales                                                                             58,206           5,512
Selling, marketing and general and administrative expenses                                 58,329          22,066
Depreciation and amortization                                                               5,107             529
                                                                                         --------        --------
LOSS FROM OPERATIONS                                                                     (65,537)        (22,268)
Interest income (expense)                                                                     607             540
Other expense                                                                             (2,208)           (892)
Foreign exchange loss                                                                     (1,031)           (340)
                                                                                         --------        --------
LOSS BEFORE INCOME TAXES                                                                 (68,169)        (22,960)
Income tax provision                                                           11           (131)            (75)
                                                                                         --------        --------
NET LOSS                                                                                 (68,300)        (23,035)
                                                                                         ========        ========





The accompanying notes form an integral part of these combined financial statements.



--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMBINED STATEMENTS OF CASH FLOWS
For the year ended December 31, 1997 and for the period from inception, April 8, 1996 to December 31, 1996

(In thousands of US dollars)                                                                1997              1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                (68,300)          (23,035)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            5,107               529
  Other                                                                                      883               103
Increases in assets and liabilities:
  Accounts receivable                                                                    (1,738)           (1,674)
  Inventories                                                                           (11,248)           (2,988)
  Other current assets and non-current VAT recoverable                                     (113)          (12,952)
  Accounts payable and accrued liabilities                                                 5,523             4,291
  Amounts payable to related parties                                                       2,492             1,313
  Accrued taxes payable                                                                    3,277             1,843
                                                                                        --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                                   (64,117)          (32,570)
                                                                                        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                               (84,104)          (26,367)
                                                                                        --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                   (84,104)          (26,367)
                                                                                        --------          --------

CASH FLOWS FROM FINANCING
Proceeds from capital contributions                                                       43,950            68,000
Proceeds from loans from shareholders                                                    103,605                 0
Payments for loan facility                                                               (2,266)                 0
Repayment of short term borrowings                                                       (6,329)                 0
Proceeds from short term borrowings                                                            0             6,329
                                                                                        --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                138,960            74,329
                                                                                        --------          --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (9,261)            15,392

Cash and cash equivalents at the beginning of the period                                  15,392                 0
                                                                                        --------          --------
Cash and cash equivalents at the end of the period                                         6,131            15,392
                                                                                        ========          ========


The accompanying notes form an integral part of these combined financial statements.


--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the year ended December 31, 1997 and for the period from inception, April 8, 1996 to December 31, 1996

                                                                     CAPITAL       ACCUMULATED              TOTAL
(In thousands of US dollars)                                   CONTRIBUTIONS           DEFICIT             EQUITY
------------------------------------------------------------------------------------------------------------------
Balance at  April 8, 1996                                                  0                 0                  0
Capital contributions                                                 68,000                 0             68,000
Net loss                                                                   0          (23,035)           (23,035)
                                                                    --------          --------           --------
Balance at December 31, 1996                                          68,000          (23,035)             44,965

Capital contributions                                                 43,950                 0             43,950
Net loss                                                                   0          (68,300)           (68,300)
                                                                    --------          --------           --------
BALANCE AT DECEMBER 31, 1997                                         111,950          (91,335)             20,615
                                                                    ========          ========           ========







The accompanying notes form an integral part of these combined financial statements.

--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1        THE COMPANY AND ITS PRINCIPAL OPERATIONS

Pepsi International Bottlers, Russia ("PIB" or the "Company") is a joint venture formed by the Leucadia National Corporation ("Leucadia") and PepsiCo, Inc. ("PepsiCo"). The Company is the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kazakhstan and Kirgystan.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the accompanying combined financial statements are described below.

(A)      BASIS OF PRESENTATION

         The combined financial statements are presented in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). These principles differ in certain respects from accounting principles applied by the Russian and Kazakh companies in their local currency financial statements, which are prepared in accordance with generally accepted accounting principles in Russia and Kazakhstan, respectively.

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

(B)      PRINCIPLES OF COMBINATION AND CONSOLIDATION

         The combined financial statements are comprised of a group of holding and operating companies incorporated in the United States, Russia and Kazakhstan. All significant account balances and transactions among the combined entities have been eliminated.






--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The companies included in the financial statements are as follows:

                                                                                               Ownership interest
                                                                                               as of December 31,
                                                                                            ----------------------
          Company                                                                              1997          1996
          --------------------------------------------------------------------------------------------------------
          International Bottlers LLC                                                           100%          100%
          International Bottlers Employment Co. LLC                                            100%          100%
          International Bottlers Leasing Co. LLC                                               100%          100%


(C)      CURRENCY REMEASUREMENT

         In accordance with Statement of Financial Accounting Standards ("FAS") No. 52, "Foreign Currency Transactions", the US dollar has been assumed to be the functional currency as Russia and Kazakhstan are considered highly inflationary countries for the periods presented. As such, the Russian and Kazakh accounts of the Company have been translated into US dollars as follows:

         - Nonmonetary assets and liabilities are translated at historical rates. All other assets and liabilities are translated at current rates (see below).

         - Income and expenses are translated at the average exchange rates in effect each month, except for those related to assets and liabilities which are translated at historical exchange rates. Translation gains and losses are recognized in the statement of operations.

         The official Russian and Kazakh exchange rate in effect at December 31, 1997 and 1996 were as follows:

                                                           Amount equal to US$1
                                                              at December 31,
                                                          ----------------------
                                                            1997           1996
                                                          ----------------------

         Russian rubles (old denomination)                5,960           5,560
         Kazakh tenges                                     75.5            77.3

(D)      CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and cash in banks, and highly liquid investments with original maturities of three months or less at the time of purchase. The fair value of cash and cash equivalents approximates their book value.


--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(E)      ACCOUNTS RECEIVABLE

         An allowance for doubtful accounts is established on the basis of an analysis of the accounts receivable, in light of the risks involved, and is considered sufficient to cover any losses incurred in realization of credits.

(F)      INVENTORIES

         Inventories are stated at the lower of cost, calculated on the average cost method, or market. Cost of finished goods inventories includes materials, direct labor and an appropriate proportion of variable and fixed overhead expenditure.

(G)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         The estimated useful lives are as follows:

                                                                   Years
                                                                   -----

         Buildings                                                    20
         Machinery and equipment                                    3-10

         Leasehold improvements are amortized over the remaining lease term, up to a maximum of 20 years. Land is not depreciated as it is considered to have an infinite life.

(H)      IMPAIRMENT OF LONG LIVED ASSETS

         The carrying amounts of long lived assets and certain identifiable intangibles are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is assessed on the basis of the forecasted undiscounted cash flows related to the use and eventual disposition of an asset or group of assets. The carrying value is adjusted to the estimated fair value of the asset when impairment occurs.

(I)      IDENTIFIABLE INTANGIBLE ASSETS

         Identifiable intangible assets, which consist of start-up expenses and deferred loan facility costs, are recorded at cost and amortized on a straight-line basis over their expected useful lives. The estimated useful lives of start-up expenses and deferred loan facility costs are five years and the life of the loan, respectively. In addition, it is uncertain if the loan will be utilized. If the loan is not utilized, the deferred loan costs of $2,266,000 will be written off.



--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(J)      INCOME TAXES

         The Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax reporting bases of the Company's assets and liabilities. Valuation allowances are recognized in connection with deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

(K)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of the Company's financial instruments as of December 31, 1997 and 1996, approximate management's best estimate of their fair values. Fair value estimates are made at a specific point in time based on the relevant market information about the financial instrument.

         The fair value of certain financial assets and liabilities, including cash, accounts receivable, accounts payable, amounts payable to related parties and certain other short-term assets and liabilities, is considered to approximate their respective carrying value due to their short term nature.

(L)      REVENUE RECOGNITION

         Revenue from the sale of goods is recognized at the date goods are delivered.

(M)      ADVERTISING COSTS

         Advertising costs, including sales promotions, are expensed as incurred.

(N)      RETIREMENT BENEFIT OBLIGATIONS

         The Company does not have pension arrangements separate from the State Pension scheme of the Russian Federation, which requires contributions by the employer calculated as a percentage of current gross salary payments; such expense is charged to the statement of operations.


--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(O)      RECENT ACCOUNTING PRONOUNCEMENTS

         FAS No. 130, "Reporting comprehensive Income", was issued by the FASB in June 1997 and is effective for fiscal years beginning after December 15, 1997. It will be effective for the Company's combined financial statements for the year ended June 30, 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement establishes guidelines for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements; it does not address issues of recognition or measurement. The Company is currently assessing the impact of adopting this statement on its combined financial statements.



3        ACCOUNTS RECEIVABLE

(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                         2,785                       811
Other                                                                               627                       863
Allowance for doubtful accounts                                                   (460)                      (95)
                                                                                 ------                    ------
                                                                                  2,952                     1,579
                                                                                 ======                    ======

4        INVENTORIES

(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------

Raw materials                                                                     7,763                     1,550
Finished goods                                                                    6,473                     1,438
Inventory reserve                                                                 (526)                       (8)
                                                                                 ------                    ------
                                                                                 13,710                     2,980
                                                                                 ======                    ======



--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5        OTHER CURRENT ASSETS

(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------
Value added tax recoverable                                                       5,080                     3,202
Prepaid expenses and other                                                        4,327                     9,721
                                                                                -------                   -------
                                                                                  9,407                    12,923
                                                                                =======                   =======


6        PROPERTY, PLANT AND EQUIPMENT

(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------

Land and buildings                                                               25,422                       301
Machinery and equipment                                                          47,028                     5,905
Construction in progress                                                         36,040                    18,180
                                                                                -------                   -------
Total property, plant and equipment, at cost                                    108,490                    24,386
Less: Accumulated depreciation                                                  (4,760)                     (504)
                                                                                -------                   -------
Property, plant and equipment, net                                              103,730                    23,882
                                                                                =======                   =======

At December 31, 1997 the Company had entered into purchase commitments of approximately $7,677,000, related to construction of a plant.



7        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------

Trade accounts payable                                                            2,171                     1,313
Accrued payroll, including taxes                                                  3,374                     1,125
Customer deposits                                                                 1,069                         0
Other                                                                             3,201                     1,854
                                                                                -------                   -------
                                                                                  9,815                     4,292
                                                                                =======                   =======




--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8        SHORT TERM BORROWINGS

(In thousands of US dollars)                           December 31, 1996
-------------------------------------------------------------------------

Bank overdraft                                                     2,829
Notes payable                                                      3,500
                                                                  ------
                                                                   6,329
                                                                  ======

Notes payable represents the amount outstanding under a loan and deposit agreement which was collateralized by deposits included in cash and cash equivalents. Under the loan and deposit agreement, the Company was required to deposit, at a minimum, an amount equal to the principal amount of the loan.

The weighted average interest rate on short term borrowings during the period ended December 31, 1996 was 5.8%.

9        LOANS FROM SHAREHOLDERS

The loans are noninterest bearing and are payable on demand. Subsequent to year end, $77,705 was repaid.

10       COMMITMENTS AND CONTINGENCIES

Operating lease payments are charged to expense when incurred. Such rental expenses included in the combined statements of operations were $3,657,000 and $734,000 for the year ended December 31, 1997 and the period ended December 31, 1996, respectively. The majority of the Company's operating leases may be terminated in three months or less by either the Company or the lessor.

The following is a summary of future minimum lease payments for all operating leases at December 31, 1997:

(In thousands of US dollars)                                 DECEMBER 31, 1997
--------------------------------------------------------------------------------

1998                                                                     1,435
1999                                                                       228
2000                                                                        58
                                                                        ------
Total minimum lease payments                                             1,721
                                                                        ======




--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company has entered into various purchase agreements for aluminum cans, bottles, concentrate and other raw materials. The majority of these arrangements are with affiliates of PepsiCo and expire at various dates through July 1998, except for the agreement to purchase concentrate from PepsiCo which has no expiry date. As of December 31, 1997, purchase commitments under these agreements were approximately $3,257,000 in aggregate.

Tax authorities in Russia often carry out detailed examinations of tax payers' books and records months or even years after the period of assessment. During 1997, the Company received notification from the Russian tax authorities asserting deficiencies related to income taxes, value added taxes and import duties. The Company strongly disagrees with the Russian tax authorities and is vigorously contesting the allegations. Should the Russian tax authorities prevail, however, it may result in additional taxes payable of approximately $1 million. Although it cannot be predicted with certainty, the outcomes of these charges are not expected to have a material impact on the Company's financial position or results of operations.

The Company is exposed to various claims and legal proceedings which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


11       INCOME TAXES

Deferred income taxes are recognized based upon differences between the financial reporting and the tax bases of assets and liabilities and operating loss carryforwards. Temporary differences and carryforwards that comprised a significant part of the deferred tax assets and liabilities were as follows:

(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------
Deferred tax assets arising from:
  Net operating loss carry forwards                                               5,476                     1,348
  Depreciation and amortization                                                   1,579                        66
  Prepaid expenses                                                                1,276                       248
  Accrued liabilities                                                               738                       671
  Other                                                                           1,064                       545
                                                                                -------                   -------
Net deferred tax assets                                                          10,133                     2,878

Deferred tax liabilities:
  Accrued liabilities                                                             (660)                         0
Less: valuation allowance                                                       (9,473)                   (2,878)
                                                                                -------                   -------
Net deferred tax assets                                                               0                         0
                                                                                =======                   =======




--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. The Company has considered these factors in establishing the valuation allowance for financial reporting purposes.

The Company does not file a consolidated tax return and therefore, tax credits and net operating loss carryforwards are generated and applied on an individual company basis. As of December 31, 1997 and 1996, the Company had combined net operating loss carryforwards of $15,647,000 and $3,851,000, respectively. Net operating loss carryforwards expire from 1998 to 2013.

The Company's provision for income taxes consisted of the following:

                                                                     FOR THE YEAR ENDED      For the period ended
(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------
Current:
  Russia (35%)                                                                       71                        75
  United States (35%)                                                                60                         0
                                                                                 ------                    ------
Income tax expense                                                                  131                        75
                                                                                 ======                    ======

The statutory income tax rate is different from the Company's effective income tax rate as a result of the following:
                                                                     FOR THE YEAR ENDED      For the period ended
                                                                      DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------
                                                                                      %                         %

Statutory tax rate (benefit)                                                     (35.0)                    (35.0)
Effect of income not subject to tax                                               (1.0)                     (0.6)
Effect of expenses not deductible for tax purposes                                 20.6                      16.0
Effect of expenses passed through directly to owners                                6.1                      17.9
Other                                                                               9.5                       2.0
                                                                                 ------                    ------
Effective tax rate                                                                  0.2                       0.3
                                                                                 ======                    ======

12       RELATED PARTY TRANSACTIONS

The Company's business consists primarily of the production, marketing and distribution of PepsiCo beverages. As described in Note 13, the Company purchases all of its concentrate and the majority of other raw materials from PepsiCo affiliates. During the year ended December 31, 1997 and the period ended December 31, 1996, the Company purchased $28,723,000 and $4,325,000, respectively, from affiliated companies.


--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13       RISKS AND UNCERTAINTIES

The Company sells its products to a large number of individual customers and extends credit based upon an evaluation of the customers' financial condition, generally without requiring collateral. Potential losses on accounts receivable are dependent on each individual customer's financial condition. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments.

The Company purchases a significant portion of its raw materials from affiliates of PepsiCo, the sole supplier of the concentrates required to produce PepsiCo products.

14       SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands of US dollars)                                          DECEMBER 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                              125                       181
                                                                                   ----                      ----
Cash paid for income taxes                                                          131                        75
                                                                                   ----                      ----


15       VALUATION AND QUALIFYING ACCOUNTS

                                                         BALANCE AT THE                         BALANCE AT THE END
                                                BEGINNING OF THE PERIOD    CHARGED TO EXPENSE        OF THE PERIOD
(In thousands of US dollars)
-------------------------------------------------------------------------------------------------------------------
1997
Allowance for doubtful accounts                                      95                   365                  460
Inventory reserve                                                     8                   518                  526
Allowance for deferred tax assets                                 2,878                 6,595                9,473
1996
Allowance for doubtful accounts                                       0                    95                   95
Inventory reserve                                                     0                     8                    8
Allowance for deferred tax assets                                     0                 2,878                2,878



--------------------------------------------------------------------------------

PEPSI INTERNATIONAL BOTTLERS, LLC
NOTES TO THE COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16       SUBSEQUENT EVENT

Effective as of January 30, 1998, Leucadia and PepsiCo entered into an agreement pursuant to which, among other things, PepsiCo made an additional equity investment in the Company (thereby diluting Leucadia to a minority interest in the Company). The agreement relieves Leucadia of funding obligation for the next five years with respect to the Company.














--------------------------------------------------------------------------------
                                      S-18

                                  EXHIBIT INDEX


Exhibit                                                               Exemption
Number                               Description                      Indication
------                               -----------                      ----------

3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14,
           1993).*


3.2 Amended and Restated By-laws as amended through December 4, 1996 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K"))*.


4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.


10.1 1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).*


10.2(a) Fourth Restatement, dated as of December 31, 1996, of the Articles and Agreement of General Partnership of The Jordan Company (filed as Exhibit 10.3(d) to the 1996 10-K).*


10.2(b) Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company
           (filed as Exhibit 10.20 to the Company's Registration
           Statement No. 33-00606).*


10.3       Stock Purchase and Sale Agreement dated as of April 5,
           1991, by and between FPL Group Capital Inc and the Company (filed as Exhibit B to the Company's Current Report on Form 8-K dated August 23, 1991).*


10.4 Amended and Restated Shareholders Agreement dated as of December 16, 1997 among the Company, Ian M. Cumming and Joseph S. Steinberg.



-------------------------

* Incorporated by reference.

Exhibit                                                               Exemption
Number                               Description                      Indication
------                               -----------                      ----------

10.5 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).*


10.6 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as Exhibit 10.15 to the 1992 10-K).*


10.7 Reinsurance Agreement, dated as of December 31, 1991, by and between Colonial Penn Insurance Company and American International Insurance Company (filed as Exhibit 10.16 to the 1992 10-K).*


10.8 Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*


10.9 Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*


10.10(a) Agreement between the Company and Ian M. Cumming, dated as of December 28, 1993 (filed as Exhibit 10.19(a) to the 1993 10-K).*


10.10(b)    Escrow and Security Agreement by and among the Company, Ian
            M. Cumming and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.19(b) to the 1993 10-K).*


10.11(a) Agreement between the Company and Joseph S. Steinberg, dated as of December 28, 1993 (filed as Exhibit 10.20(a) to the 1993 10-K).*


10.11(b) Escrow and Security Agreement by and among the Company, Joseph S. Steinberg and Weil, Gotshal & Manges, as escrow agent, dated as of December 28, 1993 (filed as Exhibit 10.20(b) to the 1993 10-K).*


10.12 Deferred Compensation Agreement between the Company and Lawrence S. Hershfield, dated March 29, 1995 (filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1995).*


10.13 Amended and Restated Revolving Credit Agreement dated as of November 3, 1997 between the Company, BankBoston, N.A. as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Bank of America National Trust and Savings Association, as Documentation Agent and the Banks signatory thereto.


-------------------------

* Incorporated by reference.

Exhibit                                                               Exemption
Number                               Description                      Indication
------                               -----------                      ----------

10.14 Purchase Agreement among Conseco, the Company, Charter, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Finaicial Corporation, Intramerica, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*


10.15 Purchase Agreement among GECC, the Company, Charter, Colonial Penn Group, Inc., and Colonial Penn Holdings, Inc., dated as of June 30, 1997 (filed as Annex A to the Company's Proxy Statement dated October 3, 1997).*


10.16     Purchase Agreement by and among Allstate Life Insurance
          Company, Allstate Life Insurance Company of New York,
          Charter, Intramerica and The Company, dated February 11,
          1998.


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







-------------------------

* Incorporated by reference.