Form 10-K/A
period 1997-12-31
LEUCADIA NATIONAL CORP
filed 1998-04-15
CIK 96223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A

                               -------------------

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


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
       Title of Each Class                         on Which Registered
       -------------------                         -------------------

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

8-1/4% SENIOR SUBORDINATED NOTES DUE             NEW YORK STOCK EXCHANGE
  JUNE 15, 2005

7-7/8% SENIOR SUBORDINATED NOTES DUE             NEW YORK STOCK EXCHANGE
  OCTOBER 15, 2006



           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)



                                             (Cover Page continued on next page)

NYFS04...:\30\76830\0146\1197\FRM4148R.160

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant at March 19, 1998, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $1,735,935,127.

On March 19, 1998, the registrant had outstanding 63,930,739 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:


================================================================================

                                EXPLANATORY NOTE

      This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 1997:

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

                     Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the Company's Proxy Statement dated October 3, 1997 (the "1997 Proxy Statement")).

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

          10.5 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10K")).*

          10.6 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as Exhibit 10.15 to the 1992 10-K).*

          10.7 Reinsurance Agreement, dated as of December 31, 1991, by and between Colonial Penn Insurance Company and American International Insurance Company (filed as Exhibit 10.16 to the 1992 10-K).*

          10.8 Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the 1993 10-K).*

-------------------------

* Incorporated by reference.

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

          10.14 Purchase Agreement among Conseco, the Company, Charter, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

          10.15 Purchase Agreement among GECC, the Company, Charter, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

          10.16 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter, Intramerica and the Company, dated February 11, 1998.

          10.17 Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the 1997 Proxy Statement).*

          21        Subsidiaries of the registrant.



-------------------------

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

          27        Financial Data Schedule.



      (d)         Financial Statements of Greater than 50% Owned Entity
                  -----------------------------------------------------

                     Pepsi International Bottlers, LLC combined
                     financial statements as of December 31, 1997
                     and 1996 and for the year ended December 31,
                     1997 and for the period from inception, April
                     8, 1996 to December 31, 1996.......................   S-1

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LEUCADIA NATIONAL CORPORATION
                                    -----------------------------
                                    Registrant


                                    By: /s/ Joseph A. Orlando
                                        -----------------------------------
                                    Name:  Joseph A. Orlando
                                    Title:  Vice President and Chief
                                            Financial Officer


Dated:  April 14, 1998