Form 10-Q
period 1998-03-31
LEUCADIA NATIONAL CORP
filed 1998-05-12
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 7, 1998: 63,941,153.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1998 and December 31, 1997
(Dollars in thousands, except par value)

                                                                                     MARCH 31,          December 31,
                                                                                       1998                 1997
                                                                                   ------------         ------------
                                                                                   (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $1,445,932 and $1,713,653)                 $1,454,238            $1,721,640
  Trading securities (aggregate cost of $135,750 and $108,479)                        150,387               115,416
  Held to maturity (aggregate fair value of $44,078 and $43,154)                       43,915                43,036
  Policyholder loans                                                                    4,990                 5,050
  Other investments, including accrued interest income                                 73,785                70,658
                                                                                   ----------            ----------
      Total investments                                                             1,727,315             1,955,800
Cash and cash equivalents                                                             879,324               607,181
Reinsurance receivables, net                                                          214,700               207,712
Trade, notes and other receivables, net                                               609,570               751,374
Prepaids and other assets                                                             145,117               144,426
Property, equipment and leasehold improvements, net                                    63,092                60,522
Deferred policy acquisition costs                                                      25,016                23,906
Separate and variable accounts                                                        601,245               541,546
Investments in associated companies                                                   209,251               207,902
                                                                                   ----------            ----------
            Total                                                                  $4,474,630            $4,500,369
                                                                                   ==========            ==========
LIABILITIES
Customer banking deposits                                                          $  197,235            $  198,582
Trade payables and expense accruals                                                   227,648               216,818
Other liabilities                                                                     112,941               115,364
Income taxes payable                                                                   64,825               175,289
Deferred tax liability                                                                 10,090                11,874
Policy reserves                                                                       733,753               737,082
Unearned premiums                                                                     136,754               127,669
Separate and variable accounts                                                        601,245               541,546
Debt, including current maturities                                                    353,224               352,872
                                                                                   ----------            ----------
      Total liabilities                                                             2,437,715             2,477,096
                                                                                   ----------            ----------
Minority interest                                                                       9,782                 9,742
                                                                                   ----------            ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company         150,000               150,000
                                                                                   ----------            ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 63,938,187 and 63,879,155 shares issued and outstanding, after deducting
  54,416,836 and 54,398,456 shares held in treasury                                    63,938                63,879
Additional paid-in capital                                                            254,271               253,267
Accumulated other comprehensive income                                                  5,586                 5,630
Retained earnings                                                                   1,553,338             1,540,755
                                                                                   ----------            ----------
     Total shareholders' equity                                                     1,877,133             1,863,531
                                                                                   ----------            ----------
            Total                                                                  $4,474,630            $4,500,369
                                                                                   ==========            ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 1998 and 1997
(Unaudited)

                                                                                            1998                 1997
                                                                                            ----                 ----
                                                                                    (In thousands, except per share amounts)
REVENUES:
   Insurance revenues and commissions                                                    $ 65,228             $ 76,970
   Manufacturing                                                                           11,643               35,951
   Finance                                                                                  9,311               10,609
   Investment and other income                                                             64,135               48,084
   Equity in losses of associated companies                                                (3,557)             (11,011)
   Net securities gains                                                                     1,935                1,442
                                                                                         --------             --------
                                                                                          148,695              162,045
                                                                                         --------             --------
EXPENSES:
   Provision for insurance losses and policy benefits                                      61,494               67,852
   Amortization of deferred policy acquisition costs                                       12,377               13,523
   Manufacturing cost of goods sold                                                         7,303               25,002
   Interest                                                                                10,126               12,882
   Salaries                                                                                 9,686               11,475
   Selling, general and other expenses                                                     24,998               36,852
                                                                                         --------             --------
                                                                                          125,984              167,586
                                                                                         --------             --------
      Income (loss) from continuing operations before income taxes
       and minority expense of trust preferred securities                                  22,711               (5,541)
                                                                                         --------             --------
Income taxes:
   Current                                                                                  9,915                1,184
   Deferred                                                                                (1,896)              (2,418)
                                                                                         --------             --------
                                                                                            8,019               (1,234)
                                                                                         --------             --------
      Income (loss) from continuing operations before minority
       expense of trust preferred securities                                               14,692               (4,307)
Minority expense of trust preferred securities, net of taxes                                2,109                1,757
                                                                                         --------             --------
      Income (loss) from continuing operations                                             12,583               (6,064)

Income from discontinued operations, net of taxes                                            -                  18,784
                                                                                         --------             --------

       Net income                                                                        $ 12,583             $ 12,720
                                                                                         ========             ========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                                  $.20                $(.10)
   Income from discontinued operations                                                         -                   .31
                                                                                             ----                -----

       Net income                                                                            $.20                $ .21
                                                                                             ====                =====

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                                  $.20                $(.10)
   Income from discontinued operations                                                         -                   .31
                                                                                             ----                -----

       Net income                                                                            $.20                $ .21
                                                                                             ====                =====

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1998 and 1997
(Unaudited)

                                                                                                     1998             1997
                                                                                                     ----             ----
                                                                                                        (In thousands)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                        $ 12,583         $ 12,720
Adjustments to reconcile net income to net cash (used for) operations:
 (Benefit) for deferred income taxes                                                                (1,896)          (3,310)
 Depreciation and amortization of property, equipment and leasehold improvements                     2,201            2,912
 Other amortization                                                                                  5,344           14,612
 Provision for doubtful accounts                                                                     2,355            3,927
 Net securities (gains)                                                                             (1,935)          (1,442)
 Equity in losses of associated companies                                                            3,557           11,011
 (Gain) on disposal of real estate, property and equipment                                          (5,889)          (9,323)
 (Gain) on sale of loan portfolio                                                                   (5,863)             -
 Purchases of investments classified as trading                                                    (97,148)          (1,000)
 Proceeds from sales of investments classified as trading                                           73,485              248
 Deferred policy acquisition costs incurred and deferred                                           (13,487)         (14,615)
 Net change in:
   Reinsurance receivables                                                                          (6,988)          (2,229)
   Trade, notes and other receivables                                                               71,158          (18,946)
   Prepaids and other assets                                                                        (5,726)         (30,591)
   Net assets of discontinued operations                                                             -              (11,718)
   Trade payables and expense accruals                                                                 338           (8,013)
   Other liabilities                                                                                (2,546)           2,838
   Income taxes payable                                                                           (110,464)           1,161
   Policy reserves                                                                                  (3,329)          (3,040)
   Unearned premiums                                                                                 9,085            8,260
 Other                                                                                               1,079              552
                                                                                                 ---------        ---------
  Net cash (used for) operating activities                                                         (74,086)         (45,986)
                                                                                                 ---------        ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                          (9,160)          (5,977)
Proceeds from disposals of real estate, property and equipment                                       7,889           14,995
Advances on loan receivables                                                                       (27,245)         (20,066)
Principal collections on loan receivables                                                           29,205           28,070
Proceeds from sale of loan portfolio                                                                73,525              -
Purchases of investments (other than short-term)                                                  (384,924)        (405,780)
Proceeds from maturities of investments                                                            262,831          105,947
Proceeds from sales of investments                                                                 395,064          177,054
                                                                                                 ---------        ---------
  Net cash provided by (used for) investing activities                                             347,185         (105,757)
                                                                                                 ---------        ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                    417              327
Net change in customer banking deposits                                                             (1,275)          (2,912)
Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust                                                            -            147,636
Reduction of long-term debt                                                                            (98)            (395)
                                                                                                 ---------        ---------
  Net cash provided by (used for) financing activities                                                (956)         144,656
                                                                                                 ---------        ---------
  Net increase (decrease) in cash and cash equivalents                                             272,143           (7,087)
Cash and cash equivalents at January 1,                                                            607,181          184,029
                                                                                                 ---------        ---------
Cash and cash equivalents at March 31,                                                           $ 879,324        $ 176,942
                                                                                                 =========        =========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 1998 and 1997
(Unaudited)

                                                   Common                            Accumulated
                                                   Shares          Additional           Other
                                                   $1 Par           Paid-In         Comprehensive      Retained
                                                   Value            Capital         Income (Loss)      Earnings           Total
                                                   -----            -------         --------------     --------           -----
                                                                                    (In thousands)
BALANCE, JANUARY 1, 1997                          $60,418           $161,026          $  1,759         $ 894,904       $1,118,107
                                                                                                                       ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                     (24,869)                           (24,869)
   Net income                                                                                             12,720           12,720
                                                                                                                       ----------
     Total comprehensive income                                                                                           (12,149)
                                                                                                                       ----------
Exercise of options to purchase
  common shares                                        44                411                                                  455
Purchase of stock for treasury                         (2)               (35)                                                 (37)
                                                  -------           --------          --------        ----------       ----------
BALANCE, MARCH 31, 1997                           $60,460           $161,402          $(23,110)       $  907,624       $1,106,376
                                                  =======           ========          ========        ==========       ==========

BALANCE, JANUARY 1, 1998                          $63,879           $253,267          $  5,630        $1,540,755       $1,863,531
                                                                                                                       ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                         (44)                               (44)
   Net income                                                                                             12,583           12,583
                                                                                                                       ----------
     Total comprehensive income                                                                                            12,539
                                                                                                                       ----------
Exercise of options to purchase
  common shares                                        77              1,698                                                1,775
Purchase of stock for treasury                        (18)              (694)                                                (712)
                                                  -------           --------          --------        ----------       ----------

BALANCE, MARCH 31, 1998                           $63,938           $254,271          $  5,586        $1,553,338       $1,877,133
                                                  =======           ========          ========        ==========       ==========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report filed on Form 10-K/A for such year (the "1997 10-K/A"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1997 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

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

     Certain amounts for prior periods have been reclassified to be consistent with the 1998 presentation.

2. In 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. After reflecting its share of losses since inception, the book value of the Company's equity investment in PIB was $9,645,000 at March 31, 1998.

     As more fully discussed in the Company's 1997 10-K/A, pursuant to its agreement with PepsiCo effective as of January 30, 1998, the Company no longer has any ability to influence PIB. As a result, the Company no longer accounts for its investment in PIB under the equity method of accounting. The agreement provides for a put option and a call option with respect to the Company's equity interest, which are exercisable at certain times. Although the exercise price exceeds the book value of the Company's equity investment in PIB at March 31, 1998 by $27,355,000, the Company will not recognize any gain in its results of operations until the put option or call option is exercised.

3. In February 1998, the Company agreed to reinsure all of its remaining life insurance business to Allstate Life Insurance Company and a subsidiary thereof in an indemnity reinsurance transaction. Consummation of this transaction, which is expected to occur in the second quarter of 1998, is subject to regulatory approval and the satisfaction of certain other conditions. The premium to be received on this transaction is approximately $30,000,000. The gain on the reinsurance transaction will be deferred and amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier in income if converted to assumption reinsurance.

4. On March 30, 1998, the Company sold substantially all of its executive and professional loan portfolio for proceeds of $78,400,000. The Company reported a pre-tax gain of approximately $5,900,000 on the sale.

5. A summary of the results of discontinued operations is as follows for the three month periods ended March 31, 1997 (in thousands):

                                                                               Colonial Penn          Colonial Penn
                                                                                Life Group              P&C Group
                                                                                ----------              ---------
             Revenues                                                            $61,257                $148,513
                                                                                 -------                --------
             Expenses:
                Provision for insurance losses and policy benefits                39,955                 107,560
                Other operating expenses                                          10,581                  23,125
                                                                                 -------                --------
                                                                                  50,536                 130,685
                                                                                 -------                --------

             Income before income taxes                                           10,721                  17,828
             Income taxes                                                          3,752                   6,013
                                                                                 -------                --------

             Income from discontinued operations, net of taxes                   $ 6,969                $ 11,815
                                                                                 =======                ========

6. Earnings (loss) per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for 1998, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 63,904,000 for 1998 and 60,441,000 for 1997. The number of shares used to calculate diluted earnings (loss) per share amounts was 64,053,000 for 1998 and 60,441,000 for 1997.

     Options to purchase 1,069,976 weighted average shares of common stock were outstanding during the three month period ended March 31, 1997, but were not included in the computation of diluted earnings (loss) per share, as those options were antidilutive. Additionally, during the three month period ended March 31, 1997, the 5 1/4% Convertible Subordinated Debentures due 2003, which were convertible into 3,478,260 Common Shares, were outstanding. Such debentures were not included in the computation of diluted earnings (loss) per share, as those debentures were antidilutive.

7. Cash paid for interest and income taxes (net of refunds) was $7,415,000 and $119,243,000, respectively, for the three month period ended March 31, 1998 and $11,081,000 and $324,000, respectively, for the three month period ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 10-K/A.

                         LIQUIDITY AND CAPITAL RESOURCES

During each of the three month periods ended March 31, 1998 and 1997, the Company operated profitably. For the three month period ended March 31, 1998, net cash was used for operations, principally for the payment of income taxes and to purchase investments classified as trading, partially offset by the repayment of the Company's bridge financing to Pepsi International Bottlers ("PIB"), as described below. For the three month period ended March 31, 1997, net cash was used for operations, principally to fund its capital commitments in PIB, as described below.

As more fully discussed in the Company's 1997 10-K/A, pursuant to its agreement with PepsiCo, Inc. effective as of January 30, 1998, the Company's $77,705,000 bridge financing to PIB was fully repaid during the first quarter. In addition, the agreement relieves the Company of any future funding obligation with respect to PIB.

On March 30, 1998, the Company sold substantially all of its executive and professional loan portfolio for proceeds of $78,400,000. The Company reported a pre-tax gain of approximately $5,900,000 on the sale.

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


                              RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 1997

Net earned premium revenues of the Empire Group were $63,691,000 and $75,796,000 for the three month periods ended March 31, 1998 and 1997, respectively. The decrease in earned premiums principally relates to the depopulation of the assigned risk automobile pools and a reduction in certain commercial lines, principally voluntary commercial automobile and workers' compensation, due to tighter underwriting standards, reunderwriting and increased competition.

The Empire Group's loss ratios were as follows:

                                                      1998         1997
                                                      ----         ----
            Loss Ratio:
               GAAP                                   95.8%       89.1%
               SAP                                    95.8%       89.1%
            Expense Ratio:
               GAAP                                   25.3%       22.2%
               SAP                                    24.6%       18.1%
            Combined Ratio:
               GAAP                                  121.1%      111.3%
               SAP                                   120.4%      107.2%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued

The combined ratios of the Empire Group increased primarily due to reserve strengthening for prior accident years in the private passenger automobile, commercial assigned risk, workers' compensation and commercial package lines of business, which resulted from continued unfavorable claims development. In addition, higher estimated loss ratios have been used for the current accident year, primarily in the private passenger automobile line, due to increased claim frequency. As more fully described in the 1997 10-K/A, beginning in 1997, the Empire Group received diminishing amounts of servicing fees for providing administrative and claims services for the New York Public Automobile Pool ("NYPAP"). Effective February 28, 1998, the Empire Group ceased serving as a servicing carrier for the NYPAP. The combined ratios were negatively affected by this reduction in servicing fees in 1998. The Empire Group's expense ratios also increased in 1998 due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. The difference between the SAP and GAAP combined ratios principally reflects the accounting for certain expenses which are treated differently under SAP and GAAP.

The manufacturing segment, which since December 1997 has consisted of the plastics division, reported operating profits in 1998 and 1997. Manufacturing revenues, gross profit and pre-tax results for this segment decreased in 1998 principally due to the sale of certain divisions in 1997.

Finance revenues and operating profits reflect the level of consumer instalment loans. Average loans outstanding during the first quarter of 1998 were approximately $26,500,000 lower than loans outstanding during the first quarter of 1997. The decrease in finance revenues was partially offset by reduced expenses and slightly lower losses on automobile loans. The Company expects that competition in its automobile lending business, along with declining credit quality, will continue to be significant factors which may inhibit its ability and desire to grow the portfolio in the future. On March 30, 1998, the Company sold substantially all of its executive and professional loan portfolio for proceeds of $78,400,000. The Company reported a pre-tax gain of approximately $5,900,000 on the sale.

Investment and other income increased in 1998 as compared to 1997 principally due to increased investment income ($21,600,000), including earnings on proceeds from the sales of the Colonial Penn Life Group and the Colonial Penn P&C Group, and the aforementioned gain on the sale of the executive and professional loan portfolio, partially offset by decreased gains from sales of real estate properties and reduced fee income related to service business.

Equity in losses of associated companies decreased in 1998 as compared to 1997 primarily due to the Company's equity losses related to PIB of $2,100,000 in 1998 as compared to $8,510,000 in 1997. As discussed above, effective February 1, 1998, the Company no longer accounts for its investment in PIB under the equity method of accounting.

Interest expense primarily reflects the level of external borrowings outstanding during the period.

The decrease in selling, general and other expenses in 1998 as compared to 1997 principally reflects decreased expenses of the manufacturing segment as a result of the sale of certain divisions in 1997, decreased operating expenses of real estate properties and lower provisions for bad debts.

The 1997 income tax benefit is less than the expected statutory federal income tax amount as a result of a provision for state taxes.

The number of shares used to calculate basic earnings (loss) per share amounts was 63,904,000 for 1998 and 60,441,000 for 1997. The number of shares used to calculate diluted earnings (loss) per share was 64,053,000 for 1998 and 60,441,000 for 1997. The 5 1/4% Convertible Subordinated Debentures due 2003, which were outstanding during the three month period ended March 31, 1997, were not assumed to have been converted for diluted per share amounts, as those debentures were antidilutive.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a) EXHIBITS.

             27   Financial Data Schedule.


           b) REPORTS ON FORM 8-K.

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEUCADIA NATIONAL CORPORATION
                                                (Registrant)


Date:   May 12, 1998                   By: /s/ Barbara L. Lowenthal
                                          ------------------------------------
                                          Barbara L. Lowenthal
                                          Vice President and Comptroller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit                                                          Exemption
 Number                             Description                   Indication
 ------                             -----------                   ----------

   27                         Financial Data Schedule.