Form 10-Q
period 1998-06-30
LEUCADIA NATIONAL CORP
filed 1998-08-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 7, 1998: 63,954,720.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1998 and December 31, 1997
(Dollars in thousands, except par value)

                                                                                   June 30,            December 31,
                                                                                     1998                  1997
                                                                                  ----------            ----------
                                                                                  (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $1,701,458 and $1,713,653)                $1,702,680            $1,721,640
  Trading securities (aggregate cost of $62,287 and $108,479)                         64,731               115,416
  Held to maturity (aggregate fair value of $49,297 and $43,154)                      49,037                43,036
  Policyholder loans                                                                   5,075                 5,050
  Other investments, including accrued interest income                               192,526                70,658
                                                                                  ----------            ----------
      Total investments                                                            2,014,049             1,955,800
Cash and cash equivalents                                                            445,080               607,181
Reinsurance receivables, net                                                         211,777               207,712
Trade, notes and other receivables, net                                              613,473               751,374
Prepaids and other assets                                                            133,139               144,426
Property, equipment and leasehold improvements, net                                   67,690                60,522
Deferred policy acquisition costs                                                     23,568                23,906
Separate and variable accounts                                                       617,321               541,546
Investments in associated companies                                                  246,197               207,902
                                                                                  ----------             ---------
            Total                                                                 $4,372,294            $4,500,369
                                                                                  ==========            ==========
LIABILITIES
Customer banking deposits                                                         $  192,148            $  198,582
Trade payables and expense accruals                                                  134,844               216,818
Other liabilities                                                                     97,819               115,364
Income taxes payable                                                                  44,296               175,289
Deferred tax liability                                                                10,799                11,874
Policy reserves                                                                      729,921               737,082
Unearned premiums                                                                    125,641               127,669
Separate and variable accounts                                                       617,321               541,546
Debt, including current maturities                                                   372,353               352,872
                                                                                  ----------            ----------
      Total liabilities                                                            2,325,142             2,477,096
                                                                                  ----------            ----------
Minority interest                                                                      9,749                 9,742
                                                                                  ----------            ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company        150,000               150,000
                                                                                  ----------            ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 63,943,710 and 63,879,155 shares issued and outstanding, after deducting
 54,418,638 and 54,398,456 shares held in treasury                                    63,944                63,879
Additional paid-in capital                                                           254,375               253,267
Accumulated other comprehensive income                                                   904                 5,630
Retained earnings                                                                  1,568,180             1,540,755
                                                                                  ----------            ----------
     Total shareholders' equity                                                    1,887,403             1,863,531
                                                                                  ----------            ----------
              Total                                                               $4,372,294            $4,500,369
                                                                                  ==========            ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended June 30, 1998 and 1997
(In thousands, except per share amounts)
(Unaudited)

                                                                                    For the Three Month       For the Six Month
                                                                                    Period Ended June 30,    Period Ended June 30,
                                                                                  -----------------------  -----------------------
                                                                                     1998         1997        1998         1997
                                                                                  ----------  ----------   ----------   ---------
REVENUES:
   Insurance revenues and commissions                                               $ 59,839    $ 72,172     $125,067    $149,142
   Manufacturing                                                                      15,027      34,619       26,670      70,570
   Finance                                                                             6,713      10,252       16,024      20,861
   Investment and other income                                                        65,753      83,769      129,888     131,853
   Equity in income (losses) of associated companies                                     172      (9,382)      (3,385)    (20,393)
   Net securities gains (losses)                                                       2,163        (902)       4,098         540
                                                                                    --------    --------     --------    --------
                                                                                     149,667     190,528      298,362     352,573
                                                                                    --------    --------     --------    --------
EXPENSES:
   Provision for insurance losses and policy benefits                                 60,855      68,635      122,349     136,487
   Amortization of deferred policy acquisition costs                                  11,169      12,548       23,546      26,071
   Manufacturing cost of goods sold                                                    9,112      24,251       16,415      49,253
   Interest                                                                           10,196      11,756       20,322      24,638
   Salaries                                                                           10,993      10,419       20,679      21,894
   Selling, general and other expenses                                                24,906      29,103       49,904      65,955
                                                                                    --------    --------     --------    --------
                                                                                     127,231     156,712      253,215     324,298
                                                                                    --------    --------     --------    --------
      Income from continuing operations before income taxes,
       minority expense of trust preferred securities
       and extraordinary loss                                                         22,436      33,816       45,147      28,275
                                                                                    --------    --------     --------    --------
Income taxes:
   Current                                                                             2,302       5,192       12,217       6,376
   Deferred                                                                            3,183       7,833        1,287       5,415
                                                                                    --------    --------     --------    --------
                                                                                       5,485      13,025       13,504      11,791
                                                                                    --------    --------     --------    --------
      Income from continuing operations before minority
       expense of trust preferred securities and extraordinary loss                   16,951      20,791       31,643      16,484
Minority expense of trust preferred securities, net of taxes                           2,109       2,109        4,218       3,866
                                                                                    --------    --------     --------    --------
      Income from continuing operations before extraordinary loss                     14,842      18,682       27,425      12,618

Income from discontinued operations, net of taxes                                       -         16,911       -           35,695
                                                                                    --------    --------     --------    --------
      Income before extraordinary loss                                                14,842      35,593       27,425      48,313
Extraordinary loss from early extinguishment of debt, net of
   income tax benefit of $1,100                                                         -         (2,044)      -           (2,044)
                                                                                    --------    --------     --------    --------
       Net income                                                                   $ 14,842    $ 33,549     $ 27,425    $ 46,269
                                                                                    ========    ========     ========    ========

Basic earnings (loss) per common share:
   Income from continuing operations before extraordinary loss                         $ .23       $ .30        $ .43       $ .21
   Income from discontinued operations                                                  -            .28         -            .58
   Extraordinary loss                                                                   -           (.03)        -           (.03)
                                                                                       -----       -----        -----       -----
       Net income                                                                      $ .23       $ .55        $ .43       $ .76
                                                                                       =====       =====        =====       =====

Diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary loss                         $ .23       $ .30        $ .43       $ .21
   Income from discontinued operations                                                  -            .26         -            .58
   Extraordinary loss                                                                   -           (.03)        -           (.03)
                                                                                       -----       -----        -----       -----
       Net income                                                                      $ .23       $ .53        $ .43       $ .76
                                                                                       =====       =====        =====       =====

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)

                                                                                                    1998           1997
                                                                                                    ----           ----
                                                                                                       (In thousands)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $    27,425      $  46,269
Adjustments to reconcile net income to net cash (used for) operations:
 Extraordinary loss, net of income tax benefit                                                      -               2,044
 Provision for deferred income taxes                                                                 1,287          3,453
 Depreciation and amortization of property, equipment and leasehold improvements                     4,453          5,659
 Other amortization                                                                                 14,306         28,912
 Provision for doubtful accounts                                                                     4,038          6,367
 Net securities (gains)                                                                             (4,098)          (540)
 Equity in losses of associated companies                                                            3,385         20,393
 (Gain) on disposal of real estate, property and equipment                                         (17,960)       (56,532)
 (Gain) on sale of loan portfolio                                                                   (6,487)        -
 Purchases of investments classified as trading                                                   (135,517)       (23,035)
 Proceeds from sales of investments classified as trading                                           96,902          2,256
 Deferred policy acquisition costs incurred and deferred                                           (23,208)       (26,635)
 Net change in:
   Reinsurance receivables                                                                          (4,065)        (2,184)
   Trade, notes and other receivables                                                               72,886       (109,170)
   Prepaids and other assets                                                                       (35,452)       (51,499)
   Net assets of discontinued operations                                                            -             (22,295)
   Trade payables and expense accruals                                                             (87,086)       (11,410)
   Other liabilities                                                                               (15,297)           584
   Income taxes payable                                                                           (130,993)        19,224
   Policy reserves                                                                                  (7,161)        (6,531)
   Unearned premiums                                                                                (2,028)         1,145
 Other                                                                                               1,160          1,189
                                                                                               -----------      ---------
  Net cash (used for) operating activities                                                        (243,510)      (172,336)
                                                                                               -----------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                         (27,058)       (33,754)
Proceeds from disposals of real estate, property and equipment                                      27,745        139,168
Advances on loan receivables                                                                       (61,379)       (53,186)
Principal collections on loan receivables                                                           45,359         61,771
Proceeds from sale of loan portfolio                                                                88,583           -
Purchases of investments (other than short-term)                                                (1,746,451)      (685,220)
Proceeds from maturities of investments                                                            558,192        200,402
Proceeds from sales of investments                                                               1,183,325        299,325
                                                                                               -----------      ---------
  Net cash provided by (used for) investing activities                                              68,316        (71,494)
                                                                                               -----------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                 19,613        113,488
Net change in customer banking deposits                                                             (6,320)        (9,039)
Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust                                                           -           147,465
Reduction of long-term debt                                                                           (200)       (29,227)
                                                                                               -----------      ---------
  Net cash provided by financing activities                                                         13,093        222,687
                                                                                               -----------      ---------
  Net (decrease) in cash and cash equivalents                                                     (162,101)       (21,143)
Cash and cash equivalents at January 1,                                                            607,181        184,029
                                                                                               -----------      ---------
Cash and cash equivalents at June 30,                                                          $   445,080      $ 162,886
                                                                                               ===========      =========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 1998 and 1997
(Unaudited)

                                                   Common                            Accumulated
                                                   Shares          Additional           Other
                                                   $1 Par           Paid-In         Comprehensive      Retained
                                                   Value            Capital         Income (Loss)      Earnings          Total
                                                   -----            -------         -------------      --------          -----
                                                                                    (In thousands)
BALANCE, JANUARY 1, 1997                          $60,418          $161,026           $ 1,759         $  894,904       $1,118,107
                                                                                                                       ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                     (6,789)                             (6,789)
   Net income                                                                                             46,269           46,269
                                                                                                                       ----------
     Total comprehensive income                                                                                            39,480
                                                                                                                       ----------
Exercise of options to purchase
  common shares                                       110             1,184                                                 1,294
Conversion of 5 1/4% Convertible
  Subordinated Debentures                           1,033            28,669                                                29,702
Purchase of stock for treasury                         (8)             (205)                                                 (213)
                                                  -------          --------           -------         ----------       ----------
BALANCE, JUNE 30, 1997                            $61,553          $190,674           $(5,030)        $  941,173       $1,188,370
                                                  =======          ========           =======         ==========       ==========

BALANCE, JANUARY 1, 1998                          $63,879          $253,267           $ 5,630         $1,540,755       $1,863,531
                                                                                                                       ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                     (4,726)                             (4,726)
   Net income                                                                                             27,425           27,425
                                                                                                                       ----------
     Total comprehensive income                                                                                            22,699
                                                                                                                       ----------
Exercise of options to purchase
  common shares                                        85             1,867                                                 1,952
Purchase of stock for treasury                        (20)             (759)                                                 (779)
                                                  -------          --------           -------         ----------       ----------

BALANCE, JUNE 30, 1998                            $63,944          $254,375           $   904         $1,568,180       $1,887,403
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

     In May 1998, the Company announced that it is studying a possible restructuring of its capitalization. The Company currently intends to distribute to its shareholders cash in the maximum amount permissible under the Company's outstanding senior subordinated debt agreements, which amount currently is approximately $848,000,000 (the "Distribution"). In addition, the Company is no longer considering a spin-off of the shares of the Empire Insurance Company, its property and casualty insurance subsidiary. Although the final structure and timing for the Distribution has not been determined, it is likely that the Distribution would be in the form of a cash dividend, a share repurchase or some combination thereof in January 1999, all of which would be taxed to the shareholders at capital gains rates.

     If implemented, the Distribution will obligate the Company to make an offer to purchase all of the Company's outstanding 8 1/4% Senior Subordinated Notes due 2005 and its outstanding 7 7/8% Senior Subordinated Notes due 2006 (collectively, the "Senior Subordinated Notes") at a purchase price of 101% of the outstanding principal amount pursuant to the terms of the indentures governing the Senior Subordinated Notes. An aggregate of approximately $235,000,000 of Senior Subordinated Notes is currently outstanding.

     Consummation of the Distribution is subject to the receipt by the Company of a favorable ruling from the Internal Revenue Service that would permit shareholders to receive capital gains treatment for the Distribution. No assurances can be given that the Distribution will be approved by the Company's Board of Directors or, if approved, will be implemented.

     In 1997, the Company classified as discontinued operations and sold the property and casualty insurance operations of Colonial Penn Insurance Company and its subsidiaries (the "Colonial Penn P&C Group") and the life and health insurance operations of Colonial Penn Life Insurance Company and Providential Life Insurance Company (the "Colonial Penn Life Group"). Prior period financial statements have been restated to conform with this presentation.

     Certain amounts for prior periods have been reclassified to be consistent with the 1998 presentation.

2. In 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. After reflecting its share of losses since inception, the book value of the Company's equity investment in PIB was $9,645,000 at June 30, 1998.

     As more fully discussed in the Company's 1997 10-K/A, pursuant to its agreement with PepsiCo effective as of January 30, 1998, the Company no longer has any ability to influence PIB. As a result, the Company no longer accounts for its investment in PIB under the equity method of accounting. The agreement provides for a put option and a call option with respect to the Company's equity interest, which are exercisable at certain times. Although the exercise price exceeds the book value of the Company's equity investment in PIB at June 30, 1998 by $27,355,000, the Company will not recognize any gain in its results of operations until the put option or call option is exercised.

3. In February 1998, the Company agreed to reinsure substantially all of its remaining life insurance business to Allstate Life Insurance Company and a subsidiary thereof in an indemnity reinsurance transaction. Consummation of this transaction, which is expected to occur in the third quarter of 1998, is subject to regulatory approval and the satisfaction of certain other conditions. The premium to be received on this transaction is approximately $28,675,000. The gain on the reinsurance transaction will be deferred and amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier in income if converted to assumption reinsurance.

4. During 1998, the Company sold substantially all of its executive and professional loan portfolio for aggregate proceeds of $89,544,000. The Company reported pre-tax gains on the sales of approximately $6,500,000 and $600,000, respectively, for the six and three month periods ended June 30, 1998.

5. In July 1998, the Company entered into an agreement to sell a 25% interest in the privately held Argentine insurance holding company, Caja de Ahorro y Seguro S.A., ("Caja"), to a private Argentine company that is also an investor in Caja for $140,000,000. Of the total purchase price, $100,000,000 will be paid in cash and the balance will be a two-year collateralized interest-bearing promissory note. The Company will retain a 5% interest in Caja. This transaction is subject to approval of the Central Bank of Argentina. Upon consummation of the transaction, the Company expects to record a pre-tax gain of approximately $100,000,000.

6. A summary of the results of discontinued operations is as follows for the periods ended June 30, 1997 (in thousands):

                                                                 Colonial Penn Life Group            Colonial Penn P&C Group
                                                                 ------------------------            -----------------------

                                                              For the three   For the six         For the three     For the six
                                                               months ended   months ended         months ended     months ended
                                                              June 30, 1997   June 30, 1997       June 30, 1997    June 30, 1997
                                                              -------------   -------------       -------------    -------------
        Revenues                                                  $58,724        $119,981            $153,004         $301,517
                                                                  -------        --------            --------         --------
        Expenses:
           Provision for insurance losses and policy benefits      34,847          74,802             110,470          218,030
           Other operating expenses                                11,013          21,594              30,182           53,307
                                                                  -------        --------            --------         --------
                                                                   45,860          96,396             140,652          271,337
                                                                  -------        --------            --------         --------

        Income before income taxes                                 12,864          23,585              12,352           30,180
        Income taxes                                                4,496           8,248               3,809            9,822
                                                                  -------        --------            --------         --------

        Income from discontinued operations, net of taxes         $ 8,368        $ 15,337            $  8,543         $ 20,358
                                                                  =======        ========            ========         ========

7. Earnings (loss) per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. During the six month period ended June 30, 1997, the 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures"), which were convertible into 3,478,260 Common Shares, were outstanding. For the three month period ended June 30, 1997, diluted earnings (loss) per share also assumed the 5 1/4% Debentures had been converted into Common Shares and earnings increased for the interest on the Debentures, net of the income tax effect. Such debentures were not included in the computation of diluted earnings (loss) per share for the six month period ended June 30, 1997, as those debentures were antidilutive.

     The number of shares used to calculate basic earnings (loss) per share amounts was 63,920,000 and 60,799,000 for the six month periods ended June 30, 1998 and 1997, respectively, and 63,941,000 and 61,072,000 for the three month periods ended June 30, 1998 and 1997, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 64,056,000 and 61,001,000 for the six month periods ended June 30, 1998 and 1997, respectively, and 64,063,000 and 64,113,000 for the three month periods ended June 30, 1998 and 1997, respectively.

 8. Cash paid for interest and income taxes (net of refunds) was $20,221,000 and $140,950,000, respectively, for the six month period ended June 30, 1998 and $26,661,000 and $5,210,000 respectively, for the six month period ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 10-K/A.

                         LIQUIDITY AND CAPITAL RESOURCES

During each of the six month periods ended June 30, 1998 and 1997, the Company operated profitably. For the six month period ended June 30, 1998, net cash was used for operations, principally for the payment of income taxes and to purchase investments classified as trading, partially offset by the repayment of the Company's bridge financing to Pepsi International Bottlers ("PIB"), as described below. For the six month period ended June 30, 1997, net cash was used for operations, principally to fund its capital commitments in PIB, as described below, and to advance amounts to the trustee to fund the maximum redemption of the 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures").

As more fully discussed in the Company's 1997 10-K/A, pursuant to its agreement with PepsiCo, Inc. effective as of January 30, 1998, the Company's $77,705,000 bridge financing to PIB was fully repaid during the first quarter of 1998. In addition, the agreement relieves the Company of any future funding obligation with respect to PIB.

During 1998, the Company sold substantially all of its executive and professional loan portfolio for aggregate proceeds of $89,544,000. The Company reported pre-tax gains on the sales of approximately $6,500,000 and $600,000, respectively, for the six and three month periods ended June 30, 1998.

In February 1998, the Company agreed to reinsure substantially all of its remaining life insurance business to Allstate Life Insurance Company and a subsidiary thereof in an indemnity reinsurance transaction. Consummation of this transaction, which is expected to occur in the third quarter of 1998, is subject to regulatory approval and the satisfaction of certain other conditions. The premium to be received on this transaction is approximately $28,675,000. The gain on the reinsurance transaction will be deferred and amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier in income if converted to assumption reinsurance.

In May 1998, the Company announced that it is studying a possible restructuring of its capitalization. The Company currently intends to distribute to its shareholders cash in the maximum amount permissible under the Company's outstanding senior subordinated debt agreements, which amount currently is approximately $848,000,000 (the "Distribution"). In addition, the Company is no longer considering a spin-off of the shares of the Empire Insurance Company, its property and casualty insurance subsidiary. Although the final structure and timing for the Distribution has not been determined, it is likely that the Distribution would be in the form of a cash dividend, a share repurchase or some combination thereof in January 1999, all of which would be taxed to the shareholders at capital gains rates.

If implemented, the Distribution will obligate the Company to make an offer to purchase all of the Company's outstanding 8 1/4% Senior Subordinated Notes due 2005 and its outstanding 7 7/8% Senior Subordinated Notes due 2006 (collectively, the "Senior Subordinated Notes") at a purchase price of 101% of the outstanding principal amount pursuant to the terms of the indentures governing the Senior Subordinated Notes. An aggregate of approximately $235,000,000 of Senior Subordinated Notes is currently outstanding.

Consummation of the Distribution is subject to the receipt by the Company of a favorable ruling from the Internal Revenue Service that would permit shareholders to receive capital gains treatment for the Distribution. No assurances can be given that the Distribution will be approved by the Company's Board of Directors or, if approved, will be implemented.

In July 1998, the Company entered into an agreement to sell a 25% interest in the privately held Argentine insurance holding company, Caja de Ahorro y Seguro S.A., ("Caja"), to a private Argentine company that is also an investor in Caja for $140,000,000. Of the total purchase price, $100,000,000 will be paid in cash and the balance will be a two-year collateralized interest-bearing promissory note. The Company will retain a 5% interest in Caja. This transaction is subject to approval of the Central Bank of Argentina. Upon consummation of the transaction, the Company expects to record a pre-tax gain of approximately $100,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued

As more fully described in the 1997 10-K/A, securities classified as "available for sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of the decline in value of the Company's investment in Russian debt securities during 1998, the unrealized gain on investments at the end of 1997 of approximately $5,630,000 (net of taxes) decreased to an unrealized gain of $904,000 (net of taxes) as of June 30, 1998. While this has resulted in a decrease in shareholders' equity and book value per share, it had no effect on net income or cash flows.

                              RESULTS OF OPERATIONS

                  THE 1998 PERIODS COMPARED TO THE 1997 PERIODS

Net earned premium revenues of the Empire Group were $122,205,000 and $146,820,000 for the six month periods ended June 30, 1998 and 1997, respectively, and $58,514,000 and $71,024,000 for the three month periods ended June 30, 1998 and 1997, respectively. The decrease in earned premiums principally relates to a decline in the number of assigned risk automobile pool contracts acquired due to competition, the depopulation of the assigned risk automobile pools and a reduction in certain lines, principally voluntary commercial automobile, workers' compensation and commercial package policies, due to tighter underwriting standards, reunderwriting and increased competition.

 The Empire Group's loss ratios were as follows:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                            1998    1997        1998    1997
                                            ----    ----        ----    ----
            Loss Ratio:
               GAAP                        104.1%   96.7%       99.8%   92.7%
               SAP                         104.1%   96.7%       99.8%   92.7%
            Expense Ratio:
               GAAP                         25.4%   20.5%       25.4%   21.4%
               SAP                          28.5%   20.8%       26.1%   19.3%
            Combined Ratio:
               GAAP                        129.5%  117.2%      125.2%  114.1%
               SAP                         132.6%  117.5%      125.9%  112.0%

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

The manufacturing segment, which since December 1997 has consisted of the plastics division, reported operating profits in 1998 and 1997. Manufacturing revenues and gross profit for the six and three month periods ended June 30, 1998, and pre-tax results for the six month period ended June 30, 1998 decreased as compared to the similar periods in 1997 principally due to the sale of certain divisions in 1997. Pre-tax results for the three month period ended June 30, 1998 increased as compared to the similar period in 1997 principally due to a loss on the sale of a division during 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued

Finance revenues and operating profits reflect the level of consumer instalment loans. Average loans outstanding during the six and three months periods ended June 30, 1998 were lower than loans outstanding during the comparable periods of 1997 by approximately $60,800,000 and $93,400,000, respectively, primarily due to the sale of the executive and professional loan portfolio, described below. The decrease in finance revenues was partially offset by reduced expenses and lower losses on automobile loans. The Company has begun to see growth in its automobile lending business as it has expanded into new locations and benefited from the failure of certain competitors. Nevertheless, the Company expects that competition in its automobile lending business will continue to be a significant factor which may inhibit its ability and desire to grow the portfolio in the future. During 1998, the Company sold substantially all of its executive and professional loan portfolio for aggregate proceeds of $89,544,000. The Company reported pre-tax gains on the sales of approximately $6,500,000 and $600,000, respectively, for the six and three month periods ended June 30, 1998.

Investment and other income decreased in the 1998 periods as compared to the 1997 periods principally due to a reduction of $42,200,000 for the six month period and $38,300,000 for the three month period in gains from sales of real estate properties and reduced fee income related to service business, partially offset by an increase in investment income of $43,100,000 for the six month period and $21,600,000 for the three month period, including earnings on proceeds from the sales of the Colonial Penn Life Group and the Colonial Penn P&C Group, and the aforementioned gains on the sale of the executive and professional loan portfolio.

Equity in income (losses) of associated companies improved in the 1998 periods as compared to the 1997 periods primarily due to a reduction of $15,470,000 for the six month period and $9,060,000 for the three month period in the Company's equity losses related to PIB. As discussed above, effective February 1, 1998, the Company no longer accounts for its investment in PIB under the equity method of accounting.

Interest expense primarily reflects the level of external borrowings outstanding during the period.

The decrease in selling, general and other expenses in the 1998 periods as compared to the 1997 periods principally reflects decreased expenses of the manufacturing segment as a result of the sale of certain divisions in 1997, decreased operating expenses of real estate properties and lower provisions for bad debts.

The 1998 provisions for income taxes reflect reductions for the favorable resolution of certain federal income tax contingencies. The 1997 provisions for income taxes are greater than the expected statutory federal income tax amount as a result of a provision for state taxes.

The number of shares used to calculate basic earnings (loss) per share amounts was 63,920,000 and 60,799,000 for the six month periods ended June 30, 1998 and 1997, respectively, and 63,941,000 and 61,072,000 for the three month periods ended June 30, 1998 and 1997, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 64,056,000 and 61,001,000 for the six month periods ended June 30, 1998 and 1997, respectively, and 64,063,000 and 64,113,000 for the three month periods ended June 30, 1998 and 1997, respectively. For diluted per share amounts, the 5 1/4% Debentures were not assumed to have been converted in the six month period ended June 30, 1997 since the effect of such assumed conversion would have been to increase earnings per share.

                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The following matters were submitted to a vote of shareholders at the Company's 1998 Annual Meeting of Shareholders held on May 19, 1998.

           a)    Election of directors.
                                                            Number of Shares
                                                       -------------------------
                                                          For          Withheld
                                                          ---          --------

                 Ian M. Cumming                        53,135,370       84,101
                 Paul M. Dougan                        53,127,280       92,191
                 Lawrence D. Glaubinger                53,130,603       88,868
                 James E. Jordan                       53,142,599       76,872
                 Jesse Clyde Nichols, III              53,130,603       88,868
                 Joseph S. Steinberg                   53,142,413       77,058

           b) Ratification of Coopers & Lybrand L.L.P., now known as PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 1998.

                 For                                   52,998,171
                 Against                                   25,282
                 Abstentions                              196,018
                 Broker non-votes                           -


ITEM 5.    OTHER INFORMATION.

           If the Company does not receive notice at its principal office on or before March 10, 1999 of a shareholder proposal for consideration at the 1999 Annual Meeting of Shareholders, the proxies named by the Company's Board of Directors with respect to that meeting shall have discretionary voting authority with respect to such proposal.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a) EXHIBITS.

             27   Financial Data Schedule.


           b) REPORTS ON FORM 8-K.

             The Company filed a current report on Form 8-K dated May 18, 1998 which sets forth information under Item 5. Other events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEUCADIA NATIONAL CORPORATION
                                                (Registrant)


Date:   August 14, 1998                   By /s/ Barbara L. Lowenthal
                                          --------------------------------
                                          Barbara L. Lowenthal
                                          Vice President and Comptroller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                                                          Exemption
 Number                            Description                   Indication
 ------                            -----------                   ----------


   27                         Financial Data Schedule.