Form 10-Q
period 1998-09-30
LEUCADIA NATIONAL CORP
filed 1998-11-13
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      -----

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

                                 YES [ ]   NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 4, 1998:
62,201,174.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1998 and December 31, 1997
(Dollars in thousands, except par value)

                                                                               September 30,     December 31,
                                                                                   1998              1997
                                                                              -------------     --------------
                                                                               (Unaudited)
Assets
Investments:
  Available for sale (aggregate cost of $1,255,620 and $1,713,653)              $1,270,591         $1,721,640
  Trading securities (aggregate cost of $1,000 and $108,479)                         1,060            115,416
  Held to maturity (aggregate fair value of $50,628 and $43,154)                    49,876             43,036
  Policyholder loans                                                                  -                 5,050
  Other investments, including accrued interest income                             201,333             70,658
                                                                                ----------         ----------
      Total investments                                                          1,522,860          1,955,800
Cash and cash equivalents                                                          926,696            607,181
Reinsurance receivables, net                                                       223,586            207,712
Trade, notes and other receivables, net                                            618,877            751,374
Prepaids and other assets                                                          153,162            144,426
Property, equipment and leasehold improvements, net                                 73,023             60,522
Deferred policy acquisition costs                                                   21,502             23,906
Deferred tax asset                                                                   8,629               -
Separate and variable accounts                                                     549,779            541,546
Investments in associated companies                                                233,703            207,902
                                                                                ----------         ----------
            Total                                                               $4,331,817         $4,500,369
                                                                                ==========         ==========
Liabilities
Customer banking deposits                                                       $  191,732         $  198,582
Trade payables and expense accruals                                                 97,043            216,818
Other liabilities                                                                  107,175            115,364
Income taxes payable                                                               113,617            175,289
Deferred tax liability                                                                -                11,874
Policy reserves                                                                    713,753            737,082
Unearned premiums                                                                  111,419            127,669
Separate and variable accounts                                                     549,779            541,546
Debt, including current maturities                                                 433,611            352,872
                                                                                ----------         ----------
      Total liabilities                                                          2,318,129          2,477,096
                                                                                ----------         ----------
Minority interest                                                                   10,253              9,742
                                                                                ----------         ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company      150,000            150,000
                                                                                ----------         ----------

Shareholders' Equity
Common shares, par value $1 per share, authorized 150,000,000 shares;
 62,821,774 and 63,879,155 shares issued and outstanding, after deducting
 55,577,534 and 54,398,456 shares held in treasury                                  62,822             63,879
Additional paid-in capital                                                         222,430            253,267
Accumulated other comprehensive income                                               8,710              5,630
Retained earnings                                                                1,559,473          1,540,755
                                                                                ----------         ----------
     Total shareholders' equity                                                  1,853,435          1,863,531
                                                                                ----------         ----------
            Total                                                               $4,331,817         $4,500,369
                                                                                ==========         ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the periods ended September 30, 1998 and 1997
(In thousands, except per share amounts)
(Unaudited)

                                                                                For the Three Month           For the Nine Month
                                                                             Period Ended September 30,   Period Ended September 30,
                                                                             --------------------------   --------------------------
                                                                                  1998         1997           1998       1997
                                                                                  ----         ----           ----       ----
Revenues:
   Insurance revenues and commissions                                           $ 52,363     $ 70,654       $177,430   $219,796
   Manufacturing                                                                  16,057       35,549         42,727    106,119
   Finance                                                                         7,246       10,064         23,270     30,925
   Investment and other income                                                    59,892       41,828        189,780    173,681
   Equity in income (losses) of associated companies                              17,762      (13,950)        14,377    (34,343)
   Net securities gains (losses)                                                 (74,212)         165        (70,114)       705
                                                                                --------     --------       --------   --------
                                                                                  79,108      144,310        377,470    496,883
                                                                                --------     --------       --------   --------
Expenses:
   Provision for insurance losses and policy benefits                             52,751       67,573        175,100    204,060
   Amortization of deferred policy acquisition costs                              11,445       12,930         34,991     39,001
   Manufacturing cost of goods sold                                                9,410       24,305         25,825     73,558
   Interest                                                                       10,351       10,995         30,673     35,633
   Salaries                                                                       10,246       10,027         30,925     31,921
   Selling, general and other expenses                                            19,318       36,451         69,222    102,406
                                                                                --------     --------       --------   --------
                                                                                 113,521      162,281        366,736    486,579
                                                                                --------     --------       --------   --------
      Income (loss) from continuing operations before income
       taxes, minority expense of trust preferred securities
       and extraordinary loss                                                    (34,413)     (17,971)        10,734     10,304
                                                                                --------     --------       --------   --------
Income taxes:
   Current                                                                       (10,474)       4,406          1,743     10,782
   Deferred                                                                      (24,011)     (12,909)       (22,724)    (7,494)
                                                                                --------     --------       --------   --------
                                                                                 (34,485)      (8,503)       (20,981)     3,288
                                                                                --------     --------       --------   --------
      Income (loss) from continuing operations before minority
       expense of trust preferred securities and extraordinary loss                   72       (9,468)        31,715      7,016
Minority expense of trust preferred securities, net of taxes                       2,109        1,967          6,327      5,833
                                                                                --------     --------       --------   --------
      Income (loss) from continuing operations before extraordinary loss          (2,037)     (11,435)        25,388      1,183

Income from discontinued operations, net of taxes                                     -        15,318             -      51,013
Gain on disposal of discontinued operations, net of taxes of $68,799                  -       200,337             -     200,337
                                                                                --------     --------       --------   --------
      Income (loss) before extraordinary loss                                     (2,037)     204,220         25,388    252,533
Extraordinary loss from early extinguishment of debt, net of
 income tax benefit of $8 and $1,108                                                  -           (13)            -      (2,057)
                                                                                --------     --------       --------   --------
       Net income (loss)                                                        $ (2,037)    $204,207       $ 25,388   $250,476
                                                                                ========     ========       ========   ========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations before extraordinary loss              $(.03)       $(.18)          $.40      $ .02
   Income from discontinued operations                                                -           .24             -         .82
   Gain on disposal of discontinued operations                                        -          3.17             -        3.25
   Extraordinary loss                                                                 -            -              -        (.03)
                                                                                   -----        -----           ----      -----
       Net income (loss)                                                           $(.03)       $3.23           $.40      $4.06
                                                                                   =====        =====           ====      =====

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations before extraordinary loss              $(.03)       $(.18)          $.40      $ .02
   Income from discontinued operations                                                -           .24             -         .82
   Gain on disposal of discontinued operations                                        -          3.17             -        3.24
   Extraordinary loss                                                                 -            -              -        (.03)
                                                                                   -----        -----           ----      -----
       Net income (loss)                                                           $(.03)       $3.23           $.40      $4.05
                                                                                   =====        =====           ====      =====


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 1998 and 1997
(Unaudited)

                                                                                              1998               1997
                                                                                              ----               ----
                                                                                                  (In thousands)
Net cash flows from operating activities:
Net income                                                                                $   25,388          $ 250,476
Adjustments to reconcile net income to net cash (used for) operations:
 Extraordinary loss, net of income tax benefit                                                  -                 2,057
 (Benefit) for deferred income taxes                                                         (22,724)           (10,456)
 Depreciation and amortization of property, equipment and leasehold improvements               6,739              8,472
 Other amortization                                                                           22,984             43,423
 Provision for doubtful accounts                                                               6,054              8,739
 Net securities (gains) losses                                                                70,114               (705)
 Equity in (income) losses of associated companies                                           (14,377)            34,343
 (Gain) on disposal of real estate, property and equipment                                   (25,787)           (60,719)
 (Gain) on sale of loan portfolio                                                             (6,588)              -
 (Gain) on disposal of discontinued operations                                                  -              (200,337)
 Purchases of investments classified as trading                                             (135,517)            (1,000)
 Proceeds from sales of investments classified as trading                                     96,902                248
 Deferred policy acquisition costs incurred and deferred                                     (32,587)           (38,916)
 Net change in:
   Reinsurance receivables                                                                   (15,874)           (31,483)
   Trade, notes and other receivables                                                         90,021            (68,237)
   Prepaids and other assets                                                                 (30,644)           (43,140)
   Net assets of discontinued operations                                                        -               (24,455)
   Trade payables and expense accruals                                                       (77,192)            32,990
   Other liabilities                                                                          (6,129)            (7,156)
   Income taxes payable                                                                      (61,590)            12,333
   Policy reserves                                                                           (23,329)            53,113
   Unearned premiums                                                                         (16,250)            (7,482)
 Other                                                                                         2,587              2,260
                                                                                          ----------         ----------
  Net cash (used for) operating activities                                                  (147,799)           (45,632)
                                                                                          ----------         ----------
Net cash flows from investing activities:
Acquisition of real estate, property, equipment and leasehold improvements                   (52,459)           (39,983)
Proceeds from disposals of real estate, property and equipment                                43,988            160,042
Proceeds from disposal of discontinued operations                                               -                60,000
Advances on loan receivables                                                                 (89,203)           (83,033)
Principal collections on loan receivables                                                     58,518             96,902
Proceeds from sales of loan receivables                                                       92,099               -
Purchases of investments (other than short-term)                                          (1,967,013)          (920,260)
Proceeds from maturities of investments                                                      991,364            290,549
Proceeds from sales of investments                                                         1,373,328            394,999
                                                                                          ----------         ----------
  Net cash provided by (used for) investing activities                                       450,622            (40,784)
                                                                                          ----------         ----------

                                                                                                             (continued)


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended September 30, 1998 and 1997
(Unaudited)

                                                                                              1998               1997
                                                                                              ----               ----
                                                                                                  (In thousands)

Net cash flows from financing activities:
Net change in short-term borrowings                                                       $  65,113          $ (27,905)
Net change in customer banking deposits                                                      (6,728)            (8,545)
Issuance of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust                                                      -               147,465
Issuance of long-term debt, net of issuance costs                                              -                 9,567
Reduction of long-term debt                                                                    (315)           (30,843)
Purchase of common stock for treasury                                                       (34,708)              (495)
Dividends paid                                                                               (6,670)              -
                                                                                          ---------          ---------
 Net cash provided by financing activities                                                   16,692             89,244
                                                                                          ---------          ---------

  Net increase in cash and cash equivalents                                                 319,515              2,828
Cash and cash equivalents at January 1,                                                     607,181            184,029
                                                                                          ---------          ---------
Cash and cash equivalents at September 30,                                                $ 926,696          $ 186,857
                                                                                          =========          =========














             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 1998 and 1997
(Unaudited)

                                                   Common                         Accumulated
                                                   Shares      Additional            Other
                                                   $1 Par        Paid-In         Comprehensive    Retained
                                                   Value         Capital            Income        Earnings           Total
                                                   -----         -------         -------------    --------           -----
                                                                                (In thousands)
Balance, January 1, 1997                          $60,418        $161,026           $1,759        $  894,904       $1,118,107
                                                                                                                   ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                   7,948                              7,948
   Net income                                                                                        250,476          250,476
                                                                                                                   ----------
     Total comprehensive income                                                                                       258,424
                                                                                                                   ----------
Exercise of options to purchase
  common shares                                       181           1,781                                               1,962
Conversion of 5 1/4% Convertible
  Subordinated Debentures                           3,258          90,417                                              93,675
Purchase of stock for treasury                        (17)           (478)                                               (495)
                                                  -------        --------           ------        ----------       ----------
Balance, September 30, 1997                       $63,840        $252,746           $9,707        $1,145,380       $1,471,673
                                                  =======        ========           ======        ==========       ==========


Balance, January 1, 1998                          $63,879        $253,267           $5,630        $1,540,755       $1,863,531
                                                                                                                   ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                   3,080                              3,080
   Net income                                                                                         25,388           25,388
                                                                                                                   ----------
     Total comprehensive income                                                                                        28,468
                                                                                                                   ----------
Exercise of options to purchase
  common shares                                       121           2,693                                               2,814
Purchase of stock for treasury                     (1,178)        (33,530)                                            (34,708)
Dividends                                                                                             (6,670)          (6,670)
                                                  -------        --------           ------        ----------       ----------

Balance, September 30, 1998                       $62,822        $222,430           $8,710        $1,559,473       $1,853,435
                                                  =======        ========           ======        ==========       ==========











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

     In August and October 1998, the Company entered into contracts to increase its interest in HomeFed Corporation to an aggregate of 89.6% in July 1999. Of the aggregate purchase price of $8,380,000, $6,710,000 was advanced to HomeFed pending the closing of the transaction. The balance of the purchase price, together with the stock purchase agreements and the outstanding shares of HomeFed owned by the Company, were transferred to a trust for the benefit of the Company's shareholders as of August 25, 1998 (the "record date"). Pursuant to a special dividend, beneficial interests in the trust were distributed to shareholders of record on the record date. The interests in the trust are not certificated, are not transferrable except by will or under the laws of descent and distribution, do not represent any equity interest in HomeFed common stock and do not entitle the beneficial holders of trust interests to vote any HomeFed common stock or receive dividends or interest. It is anticipated that the trust will be terminated as promptly as practicable following the purchase of additional HomeFed stock in July 1999.

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

2. In 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. After reflecting its share of losses since inception, the book value of the Company's equity investment in PIB was $9,645,000 at September 30, 1998.

     As more fully discussed in the Company's 1997 10-K/A, pursuant to its agreement with PepsiCo effective as of January 30, 1998, the Company no longer has any ability to influence PIB. As a result, the Company no longer accounts for its investment in PIB under the equity method of accounting. The agreement provides for a put option and a call option with respect to the Company's equity interest, which are exercisable at certain times. Although the exercise price exceeds the book value of the Company's equity investment in PIB at September 30, 1998 by $27,355,000, the Company will not recognize any gain in its results of operations until the put option or call option is exercised.

3. In September 1998, the Company reinsured, retroactive to January 1, 1998, substantially all of its remaining life insurance business to Allstate Life Insurance Company and a subsidiary thereof in an indemnity reinsurance transaction. The premium received on this transaction was approximately $28,675,000. The gain on the reinsurance transaction has been deferred and will be amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier in income if converted to assumption reinsurance.

4. During 1998, the Company's subsidiaries, American Investment Bank, N.A. and American Investment Financial, sold substantially all of their executive and professional loan portfolios for aggregate proceeds of $89,500,000. The Company reported a pre-tax gain on the sales of approximately $6,600,000 for the nine month period ended September 30, 1998.

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

6. In the fourth quarter of 1998, the Company acquired approximately 95% of Fidei S.A., a French company listed on the Paris Stock Exchange which is engaged directly and through subsidiaries in real estate activities, for approximately $60,000,000.

7. The Company's Board of Directors has increased to 6,000,000 the maximum number of its Common Shares that the Company currently is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. From August 26, 1998 through November 4, 1998, the Company repurchased 1,764,500 Common Shares for an aggregate cost of approximately $51,300,000.

8. During the third quarter of 1998, due to declines in values that were deemed other than temporary, the Company recorded a pre-tax writedown of approximately $75,000,000 and a deferred tax benefit of $26,000,000 related to its investments in Russian and Polish debt and equity securities. Such writedowns are reflected in the caption "Net securities gains (losses)". At September 30, 1998, the remaining book value of the Company's investments in these debt and equity securities was approximately $19,000,000.

9. A summary of the results of discontinued operations is as follows for the periods ended September 30, 1997 (in thousands):

                                                                   Colonial Penn Life Group            Colonial Penn P&C Group
                                                                   ------------------------            -----------------------

                                                                 For the three   For the nine      For the three    For the nine
                                                                 months ended    months ended      months ended     months ended
                                                                 September 30,   September 30,     September 30,    September 30,
                                                                     1997            1997              1997             1997
                                                                 -------------   -------------     -------------    -------------
     Revenues                                                       $46,097        $166,078          $153,614         $455,131
                                                                    -------        --------          --------         --------
     Expenses:
        Provision for insurance losses and policy benefits           26,162         100,964           113,652          331,682
        Other operating expenses                                      6,843          28,437            27,595           80,902
                                                                    -------        --------          --------         --------
                                                                     33,005         129,401           141,247          412,584
                                                                    -------        --------          --------         --------

     Income before income taxes                                      13,092          36,677            12,367           42,547
     Income taxes                                                     5,171          13,419             4,970           14,792
                                                                    -------        --------          --------         --------

     Income from discontinued operations, net of taxes              $ 7,921        $ 23,258          $  7,397         $ 27,755
                                                                    =======        ========          ========         ========

10. Income taxes for 1998 reflect a benefit (approximately $30,000,000 for the nine months and $25,000,000 for the three months ended September 30, 1998, respectively) for a change in the Company's estimated 1997 federal tax liability and the favorable resolution of certain contingencies. Income taxes for 1997 reflect reductions for the favorable resolution of certain federal income tax contingencies.

11. Earnings (loss) per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 63,790,000 and 61,708,000 for the nine month periods ended September 30, 1998 and 1997, respectively, and 63,600,000 and 63,259,000 for the three month periods ended September 30, 1998 and 1997, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 63,905,000 and 61,917,000 for the nine month periods ended September 30, 1998 and 1997, respectively, and 63,600,000 and 63,259,000 for the three month periods ended September 30, 1998 and 1997, respectively.

     During the nine month period ended September 30, 1997, the 5 1/4% Convertible Subordinated Debentures due 2003, which were convertible into 3,478,260 Common Shares, were outstanding; no amounts were outstanding during the three month period ended September 30, 1997. Such debentures were not included in the computation of diluted earnings (loss) per share for the nine month period ended September 30, 1997, as those debentures were antidilutive.

12. Cash paid for interest and income taxes (net of refunds) was $28,162,000 and $59,940,000, respectively, for the nine month period ended September 30, 1998 and $35,420,000 and $7,606,000, respectively, for the nine month period ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 10-K/A.

                         Liquidity and Capital Resources

During each of the nine month periods ended September 30, 1998 and 1997, the Company operated profitably. For the nine month period ended September 30, 1998, net cash was used for operations, principally for the payment of income taxes and to purchase investments classified as trading, partially offset by the repayment of the Company's bridge financing to Pepsi International Bottlers ("PIB"), as described below. For the nine month period ended September 30, 1997, net cash was used for operations, principally to fund its capital commitments and bridge financing to PIB, as described below.

As more fully discussed in the Company's 1997 10-K/A, pursuant to its agreement with PepsiCo, Inc. effective as of January 30, 1998, the Company's $77,705,000 bridge financing to PIB was fully repaid during the first quarter of 1998. In addition, the agreement relieves the Company of any future funding obligation with respect to PIB.

During 1998, the Company's subsidiaries, American Investment Bank, N.A. ("AIB") and American Investment Financial ("AIF"), sold substantially all of their executive and professional loan portfolios for aggregate proceeds of $89,500,000. The Company reported a pre-tax gain on the sales of approximately $6,600,000 for the nine month period ended September 30, 1998.

In September 1998, the Company reinsured, retroactive to January 1, 1998, substantially all of its remaining life insurance business to Allstate Life Insurance Company and a subsidiary thereof in an indemnity reinsurance transaction. The premium received on this transaction was approximately $28,675,000. The gain on the reinsurance transaction was deferred and will be amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts or will be recognized earlier in income if converted to assumption reinsurance.

The Company previously announced its intention to distribute to its shareholders cash in the maximum amount permissible under the Company's senior subordinated debt agreements (approximately $791,000,000 as of September 30, 1998, after reduction for Common Shares purchased by the Company through November 4, 1998). Any such distribution would be subject to the receipt of a favorable ruling from the Internal Revenue Service that would permit shareholders to receive capital gains treatment on the distribution. That ruling would require that a minimum of $648,800,000 and a maximum of $811,000,000 be distributed by the Company to shareholders (whether by stock buyback or a dividend distribution) for capital gains treatment to be available in circumstances that would not otherwise result in capital gains treatment.

In October 1998, the Company announced that, in view of recent market developments, it was reviewing whether or not to make the cash distribution and, if to be made, the amount of any such distribution. Although the final structure and timing of any distribution has not been determined, if a cash distribution is ultimately consummated, it is likely to be in the form of a cash dividend, share repurchase or some combination thereof, but no distribution would occur prior to 1999.

Under the Company's senior subordinated debt agreements, the Company would be required to make an offer to purchase such debt at a price of 101% of the aggregate outstanding principal amount of $235,000,000, plus accrued interest, for a cash distribution in excess of approximately $578,000,000 (as of September 30, 1998, after reduction for Common Shares purchased by the Company through November 4, 1998). The maximum amount distributable under these debt agreements, as well as the amount that would obligate the Company to make an offer to purchase such debt would be adjusted by the Company's earnings or losses after September 30, 1998, and by the amount of any future share repurchases and certain dividends.

There can be no assurance that the Company will choose to make any cash distribution or that it will make a cash distribution that would require the making of an offer to purchase its outstanding senior subordinated debt.

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

In the fourth quarter of 1998, the Company acquired approximately 95% of Fidei S.A., a French company listed on the Paris Stock Exchange which is engaged directly and through subsidiaries in real estate activities, for approximately $60,000,000. In connection with this acquisition, the Company borrowed approximately $65,500,000 under its bank credit facility and entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure. The counterparties to these currency swap agreements are major financial institutions, which management believes are able to fulfill their obligations. The swap agreements mature in tranches in March 2000 and September 2001.

The Company's Board of Directors has increased to 6,000,000 the maximum number of its Common Shares that the Company currently is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. From August 26, 1998 through November 4, 1998, the Company repurchased 1,764,500 Common Shares for an aggregate cost of approximately $51,300,000.

As of September 30, 1998, the Company's cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled approximately $1,432,000,000. In addition, the book value of the principal amount of promissory notes received from Conseco, Inc. upon the 1997 sale of the Colonial Penn Life Group was $400,000,000 at September 30, 1998.

                              Results of Operations

                  The 1998 Periods Compared to the 1997 Periods

Net earned premium revenues of the Empire Group were $177,248,000 and $216,057,000 for the nine month periods ended September 30, 1998 and 1997, respectively, and $55,043,000 and $69,237,000 for the three month periods ended September 30, 1998 and 1997, respectively. The decrease in earned premiums for these periods principally relates to a decline in the number of assigned risk automobile pool contracts acquired due to competition, the depopulation of the assigned risk automobile pools and a reduction in certain lines, principally voluntary commercial automobile, workers' compensation, commercial package policies and private passenger automobile (most significantly in the three months ended September 30, 1998), due to tighter underwriting standards, reunderwriting and increased competition.

 The Empire Group's loss ratios were as follows:

                                     Three Months Ended   Nine Months Ended
                                         September 30,      September 30,
                                         -------------      -------------
                                         1998    1997       1998    1997
                                         ----    ----       ----    ----
            Loss Ratio:
               GAAP                     98.8%   97.1%       99.5%   94.1%
               SAP                      98.8%   97.1%       99.5%   94.1%

            Expense Ratio:
               GAAP                     30.9%   20.6%       27.1%   21.1%
               SAP                      35.7%   22.3%       28.6%   20.1%

            Combined Ratio:
               GAAP                    129.7%  117.7%      126.6%  115.2%
               SAP                     134.5%  119.4%      128.1%  114.2%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

The Empire Group's expense ratios increased in 1998 due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. In addition, as more fully described in the 1997 10-K/A, effective February 28, 1998, the Empire Group ceased being a servicing carrier for the New York Public Automobile Pool. This reduction in servicing fees in 1998 negatively affected the expense ratios. The loss ratio increased due to reserve strengthening for prior accident years in the voluntary commercial automobile, commercial assigned risk, workers' compensation and commercial package lines of business, which resulted from continued unfavorable claims development. The difference between the SAP and GAAP combined ratios principally reflects the accounting for certain expenses which are treated differently under SAP and GAAP and the use of premiums written for SAP as compared to premiums earned for GAAP in the computation of the expense ratios.

The manufacturing segment, which since December 1997 has consisted of the plastics division, reported operating profits in 1998 and 1997. Manufacturing revenues and gross profit for the nine and three month periods ended September 30, 1998 decreased as compared to the similar periods in 1997 principally due to the sale of certain divisions in 1997. Pre-tax results for the nine and three month periods ended September 30, 1998 increased as compared to the similar periods in 1997 principally due to the loss on sale of certain divisions during 1997.

Finance revenues and operating profits reflect the level of consumer instalment loans. Average loans outstanding during the nine and three month periods ended September 30, 1998 were lower than loans outstanding during the comparable periods of 1997 by approximately $67,500,000 and $78,300,000, respectively, primarily due to the sale of the executive and professional loan portfolio. AIB and AIF received proceeds of $89,500,000 from the sale of this portfolio and reported a pre-tax gain approximately $6,600,000 for the nine month period ended September 30, 1998. The decrease in finance revenues was partially offset by reduced expenses and lower losses on automobile loans. Additionally, in the third quarter of 1997, the Company recorded a $3,500,000 reserve for unexpected costs to settle litigation related to a lending program that is in liquidation. The Company has begun to see growth in its automobile lending business as it has expanded into new locations, entered into new programs and benefited from the decline in competition due to the failure of certain competitors and a reduction in capital available for securitization transactions. However, the Company's ability to grow the portfolio in the future will continue to be subject to various factors, including general economic conditions and the level of competition.

Investment and other income increased in the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 principally due to an increase in investment income of $60,100,000, including earnings on proceeds from the sales of the Colonial Penn Life Group and the Colonial Penn P&C Group, and the gain on the sale of the executive and professional loan portfolio, partially offset by a reduction of $41,100,000 in gains from sales of real estate properties and reduced fee income related to service business. The increase in investment and other income in the three month period ended September 30, 1998 as compared to the similar period in 1997 is principally due to increased investment income.

Equity in income (losses) of associated companies improved in the 1998 periods as compared to the 1997 periods primarily due to a reduction of approximately $30,100,000 for the nine month period and $14,600,000 for the three month period in the Company's equity losses related to PIB and income from an investment partnership of approximately $22,600,000 for the nine month period and $20,700,000 for the three month period. As discussed above, effective February 1, 1998, the Company no longer accounts for its investment in PIB under the equity method of accounting.

During the third quarter of 1998, due to declines in values that were deemed other than temporary, the Company recorded a pre-tax writedown of approximately $75,000,000 related to its investments in Russian and Polish debt and equity securities. Such writedowns are reflected in the caption "Net securities gains (losses)". At September 30, 1998, the remaining book value of the Company's investments in these debt and equity securities was approximately $19,000,000.

Interest expense primarily reflects the level of external borrowings outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

The decrease in selling, general and other expenses in the 1998 periods as compared to the 1997 periods principally reflects decreased expenses of the manufacturing segment primarily as a result of the sale of certain divisions in 1997, decreased operating expenses of real estate properties, lower provisions for bad debts and the charge in 1997 related to a legal settlement as discussed above.

Income taxes for 1998 reflect a benefit (approximately $30,000,000 for the nine months and $25,000,000 for the three months ended September 30, 1998, respectively) for a change in the Company's estimated 1997 federal tax liability and the favorable resolution of certain contingencies. Income taxes for 1997 reflect reductions for the favorable resolution of certain federal income tax contingencies.

The number of shares used to calculate basic earnings (loss) per share amounts was 63,790,000 and 61,708,000 for the nine month periods ended September 30, 1998 and 1997, respectively, and 63,600,000 and 63,259,000 for the three month periods ended September 30, 1998 and 1997, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 63,905,000 and 61,917,000 for the nine month periods ended September 30, 1998 and 1997, respectively, and 63,600,000 and 63,259,000 for the three month periods ended September 30, 1998 and 1997, respectively. During the nine month period ended September 30, 1997, the 5 1/4% Convertible Subordinated Debentures due 2003, which were convertible into 3,478,260 Common Shares, were outstanding; no amounts were outstanding during the three month period ended September 30, 1997. Such debentures were not included in the computation of diluted earnings (loss) per share for the nine month period ended September 30, 1997, as those debentures were antidilutive.

                  Year 2000 and Information Technology Systems

The Company has evaluated its information technology systems to determine the potential impact of the year 2000. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. In 1996, the Empire Group began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be year 2000 compliant. The Empire Group anticipates that these new systems will be fully implemented in 1999. The Company does not expect that the year 2000 will have a material effect on its consolidated financial position or consolidated results of operations. However, the year 2000 issue may affect other entities with which the Company transacts business. The Company is in the process of assessing whether third parties with whom it has material relationships are year 2000 compliant. At this time the Company cannot predict the effect of the year 2000 issue on such entities.

              Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, continued credit worthiness and financial stability of counterparties to the Company's financial agreements, prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           As previously disclosed in the 1997 10-K/A, a purported derivative complaint entitled Pinnacle Consultants, Ltd. v. Leucadia National Corp., et al (no. 602470/97) is pending in New York State Supreme Court. The complaint alleges claims for fraud, waste, breach of fiduciary duty and conversion against current and two former directors of the Company. In August 1998, defendants' motion to dismiss the complaint was granted in part and denied in part. Plaintiff and defendants are appealing the decision.


Item 5.    Other Information.

           In August and October 1998, the Company entered into contracts to increase its interest in HomeFed Corporation to an aggregate of 89.6% in July 1999. Of the aggregate purchase price of $8,380,000, $6,710,000 was advanced to HomeFed pending the closing of the transaction. The balance of the purchase price, together with the stock purchase agreements and the outstanding shares of HomeFed owned by the Company, were transferred to a trust for the benefit of the Company's shareholders as of August 25, 1998 (the "record date"). Pursuant to a special dividend, beneficial interests in the trust were distributed to shareholders of record on the record date. The interests in the trust are not certificated, are not transferrable except by will or under the laws of descent and distribution, do not represent any equity interest in HomeFed common stock and do not entitle the beneficial holders of trust interests to vote any HomeFed common stock or receive dividends or interest. It is anticipated that the trust will be terminated as promptly as practicable following the purchase of additional HomeFed stock in July 1999.


Item 6.    Exhibits and Reports on Form 8-K.

           a) Exhibits.

              27   Financial Data Schedule.


           b) Reports on Form 8-K.

             The Company filed a current report on Form 8-K dated July 2, 1998 which sets forth information under Item 5. Other events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEUCADIA NATIONAL CORPORATION
                                                (Registrant)



Date:   November 13, 1998                 By /s/ Barbara L. Lowenthal
                                          ------------------------------------
                                          Barbara L. Lowenthal
                                          Vice President and Comptroller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX



 Exhibit                                                          Exemption
 Number                             Description                   Indication
 ------                             -----------                   ----------

   27                         Financial Data Schedule.