Form 10-K
period 1998-12-31
LEUCADIA NATIONAL CORP
filed 1999-03-18
CIK 96223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1998

                                       or

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 12, 1999 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $1,220,637,876.

On March 12, 1999, the registrant had outstanding 60,246,116 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1999 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

================================================================================

NYFS04...:\30\76830\0146\347\FRM1129V.19N

                                    PART I

Item 1. Business.

                                  THE COMPANY



      The Company is a diversified financial services holding company principally engaged in personal and commercial lines of property and casualty insurance, banking and lending, manufacturing and real estate activities. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value.

      Shareholders' equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,853,159,000 at December 31, 1998, equal to a book value per common share of the Company (a "Common Share") of negative $.11 at December 31, 1978 and $29.90 at December 31, 1998.

      In 1998, the Company announced that it was considering the payment of a significant cash dividend. The Company has received a ruling from the Internal Revenue Service providing that any gain realized on such a dividend (up to a maximum of approximately $812,000,000) would be treated as a capital gain. The Company anticipates that, prior to the date of its 1999 Annual Meeting scheduled for May 5, 1999, its Board of Directors will declare a dividend in an aggregate amount of approximately $812,000,000, minus amounts paid to repurchase Common Shares from March 17, 1999 through the date of declaration. Payment of such dividend would require the Company to make an offer to purchase all of its outstanding 8-1/4% Senior Subordinated Debentures due 2005 and its 7-7/8% Senior Subordinated Debentures due 2006, outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. These offers would be required to be made within five business days after the payment of such dividend, unless the terms of the Debentures can be modified on terms that are acceptable to the Company.

      As of December 31, 1998, the Company owned a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja"), a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance, workers' compensation insurance and banking in Argentina. During 1998, the Company's previously announced agreement to sell substantially all of its interest in Caja to its Argentine partner was restructured. In March 1999, the Company sold all of its interest in Caja to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company will record a pre-tax gain of approximately $120,000,000 in its first quarter 1999 results of operations in connection with this transaction.

      In February 1999, the Company sold its entire interest in its Russian joint venture to its joint venture partner, PepsiCo, Inc. for consideration of approximately $39,190,000. Although the Company will recognize a pre-tax gain of approximately $29,545,000 in the first quarter 1999 results of operations, when combined with the Company's share of the joint venture's losses since inception, the Company's net loss from this investment is approximately $40,310,000. For more information concerning this transaction, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

      In February 1999, the Company sold its wholly-owned subsidiary, The Sperry and Hutchinson Company, Inc. (through which the Company had conducted a trading stamps business) and will reflect a pre-tax gain of approximately $19,000,000 in its first quarter 1999 results of operations.

      In the fourth quarter of 1998, the Company acquired a 95.4% interest in Fidei S.A., a French company listed on the Paris Stock Exchange that is engaged directly and through subsidiaries in real estate activities, for approximately $62,300,000. In connection with this acquisition, the Company entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure.

      In September 1998, the Company reinsured substantially all of its life insurance business to Allstate Life Insurance Company ("Allstate") and a subsidiary thereof in an indemnity reinsurance transaction (the "Reinsurance Transaction"). In December 1998, the Company agreed to sell its life insurance subsidiaries, Charter National Life Insurance Company ("Charter") and Intramerica Life Insurance Company ("Intramerica"), to Allstate. Consummation of this transaction, which is expected to occur in the second quarter of 1999, is subject to regulatory approval and the satisfaction of certain other conditions. The transaction is expected to result in a pre-tax gain of approximately $20,000,000, principally resulting from the recognition of deferred gains from prior reinsurance transactions. The consolidated financial statements of the Company included in this Report reflect the life insurance operations as discontinued operations and the consolidated financial statements for prior periods have been restated to be consistent with such presentation.

      In 1998, the Company declared a special pro rata dividend to shareholders of record on August 25, 1998 relating to the stock of HomeFed Corporation ("HomeFed"), a publicly held real estate development company. For additional information concerning this dividend, see Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters" of this Report.

      The Company's insurance operations consist of personal and commercial property and casualty insurance primarily conducted through Empire Insurance Company ("Empire") and Allcity Insurance Company ("Allcity"). For the year ended December 31, 1998, these insurance operations accounted for 57% of the Company's revenues from continuing operations and at December 31, 1998, 25% of the Company's assets.

      The Company's insurance operations have a diversified investment portfolio of securities, of which approximately 84% are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P").

      The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company's principal lending activities consist of providing collateralized personal automobile loans to individuals with poor credit histories.

      The Company's manufacturing operations manufacture and market plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding and filtration.

      The Company and certain of its subsidiaries have tax loss carryforwards. The amount and availability of the tax loss carryforwards are subject to certain qualifications, limitations and uncertainties as more fully discussed in the Notes to the Consolidated Financial Statements.

      As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires a "management" approach for segment disclosure. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. These reportable segments are: property and casualty insurance, banking and lending, manufacturing and other operations. The property and casualty insurance operations provide personal and commercial lines of insurance primarily to niche markets in the New York metropolitan area. The banking and lending operations principally make collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans are primarily funded by deposits insured by the FDIC. The manufacturing operations manufacture and market proprietary plastic netting used for a variety of purposes. Other operations primarily consist of real estate activities. Associated companies consists of entities which the Company does not control but has the ability to exercise significant influence over and which are accounted for on the equity method of accounting. The information in the following tables for corporate assets primarily consists of investments, notes receivable from the sale of certain businesses and cash and cash equivalents. Corporate revenues primarily consist of investment income on the above corporate assets. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company's business is conducted principally in the United States; foreign operations and investments have not been material.

      Certain information concerning the Company's segments for 1998, 1997 and 1996 is presented in the following table.

                                             1998         1997          1996
                                             ----         ----          ----
                                                      (In millions)
Revenues:
---------
  Property and Casualty Insurance          $ 299.8       $ 363.2      $ 419.4
  Banking and Lending                         46.0          45.8         55.1
  Manufacturing                               56.6         133.7        148.4
  Other Operations                            69.9         102.0         55.8
                                           -------       -------      -------
    Total revenue for reportable segments    472.3         644.7        678.7
  Equity in Associated Companies              23.3         (56.5)       (33.6)
  Corporate (a)                               34.9          42.5         25.3
                                           -------       -------      -------
    Total consolidated revenues            $ 530.5       $ 630.7      $ 670.4
                                           =======       =======      =======

                                             1998       1997       1996
                                             ----       ----       ----
                                                   (In millions)

Income (loss) from continuing operations
before income taxes, minority expense of
trust preferred securities and
extraordinary loss:
----------------------------------------
  Property and Casualty Insurance         $  (7.9)   $    4.1   $  22.4
  Banking and Lending                        13.9         5.8      14.5
  Manufacturing                              10.1          .3        .4
  Other Operations                           22.8        57.3      (1.3)
                                          -------     -------   -------
    Total income (loss) from continuing
     operations before income taxes,
     minority expense of trust preferred
     securities and extraordinary loss
     for reportable segments                 38.9        67.5      36.0
  Equity in Associated Companies             23.3       (56.5)    (33.6)
  Corporate (a)                             (32.8)      (35.2)    (50.6)
                                         --------    --------  --------
    Total consolidated income (loss) from
     continuing operations before income
     taxes, minority expense of trust
     preferred securities and
     extraordinary loss                   $  29.4     $ (24.2)  $ (48.2)
                                          =======     =======   =======

Identifiable assets employed:
-----------------------------
  Property and Casualty Insurance        $  990.1    $1,047.8  $1,082.5
  Banking and Lending                       269.3       265.1     291.3
  Manufacturing                              41.8        45.4      68.7
  Other Operations                          673.6       170.0     218.9
                                         --------    --------  --------
    Total assets of reportable
     segments                             1,974.8     1,528.3   1,661.4
  Investments in Associated Companies       172.4       207.9     202.5
  Net Assets of Discontinued
   Operations                                45.0        71.9     596.1
  Corporate                               1,766.8     1,937.2     315.6
                                         --------    --------  --------
    Total consolidated assets            $3,959.0    $3,745.3  $2,775.6
                                         ========    ========  ========


------------------

(a) Includes securities losses relating to the writedown of investments in Russian and Polish securities, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Operations" of this Report.


      At December 31, 1998, the Company and its consolidated subsidiaries had 1,391 full-time employees.

                         PROPERTY AND CASUALTY INSURANCE

General

      The Company's principal property and casualty insurance operations are conducted through the Empire Group, which consists of Empire and Allcity. The Empire Group specializes in personal and commercial property and casualty insurance business primarily in the New York metropolitan area. The Empire Group provides personal automobile and homeowners insurance and commercial insurance coverage for vehicles (including medallion and radio-controlled livery vehicles), multi-family residential real estate, workers' compensation and various other business classes. The Empire Group is rated "B+" (very good) by A.M. Best Company ("Best") and rated "BBB+" (good) by S&P. As with all ratings, Best and S&P ratings are subject to change at any time.

      In 1998, a new president and chief executive officer was named at the Empire Group and, effective in 1999, the business was reorganized into three divisions: the Small Business Division, the Personal Lines and Residual Market Division, and the Mid-Market Division. Each of these divisions has separate management teams responsible for all marketing, sales and underwriting decisions within their divisions. The reorganization is designed to provide a greater degree of accountability for underwriting results and to create a closer relationship with agents and customers of the Empire Group. The Small Business Division will primarily focus on commercial package products for small businesses; the Personal Lines and Residual Market Division will primarily concentrate on personal automobile and homeowners insurance; and the Mid-Market Division will focus on commercial auto, commercial package and workers' compensation insurance for larger accounts.

      For the years ended December 31, 1998, 1997 and 1996, net earned premiums for the Empire Group were $228,600,000, $275,000,000 and $326,400,000, respectively. The decline in the Empire Group's net earned premiums is primarily due to the continuing reduction in the assigned risk business and reductions in certain commercial lines. During the year ended December 31, 1998, approximately 56%, 30% and 14% of net earned premiums of the Empire Group were derived from personal and commercial automobile lines, other commercial lines and other personal lines, respectively. Substantially all of the Empire Group's policies are written in New York for a one-year period. The Empire Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. The Empire Group is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey.

      The voluntary business of the Empire Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are seven general agents, one of which is owned by Empire, and approximately 379 local agents and insurance brokers presently acting under agreements with the Empire Group. These agents and brokers also represent other competing insurance companies. The Empire Group's owned general agent is its largest producer and generated approximately 12% of its total premium volume for the year ended December 31, 1998.

      The Empire Group has acquired blocks of assigned risk business from other insurance companies (the "service business") relating to private passenger and commercial automobile insurance. These contractual arrangements, which are negotiated for one or two year periods, provide for fees paid to the Empire Group within parameters established by the New York Insurance Department.

      On a quarterly basis, the Empire Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Empire Group's results for 1998 was approximately $42,000,000 for reserve strengthening related to losses from prior accident years. The Empire Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate. Beginning in 1996, the Empire Group has taken certain steps to improve its operations, including systems enhancements and actions relating to pricing and improved underwriting and claims handling; these efforts have continued into 1999. In addition, the Empire Group may initiate additional changes in the future. The Company believes that the results of these efforts taken to date will not be known for some time, given the nature of the property and casualty insurance business and the inherently long period of time involved in settling claims.

      Set forth below is certain statistical information for the Empire Group prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP"). The Loss Ratio is the ratio of net incurred losses and loss adjustment expenses to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income.


                                                  YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              1998         1997        1996
                                              ----         ----        ----
Loss Ratio:
      GAAP                                   102.6%       100.3%       92.1%
      SAP                                    102.6%       100.3%       89.5%
      Industry (SAP) (a)                        N/A        72.8%       78.4%

Expense Ratio:
      GAAP                                    26.7%        18.2%       22.6%
      SAP                                     31.4%        17.5%       18.4%
      Industry (SAP) (a)                        N/A        28.8%       27.4%


Combined Ratio (b):
      GAAP                                   129.3%       118.5%      114.7%
      SAP                                    134.0%       117.8%      107.9%
      Industry (SAP) (a)                        N/A       101.6%      105.8%

---------------

(a) Source: Best's Aggregates & Averages, Property/Casualty, 1998 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(b) For 1998, the difference in the accounting treatment for curtailment gains relating to defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For 1996, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. Additionally for all three years, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP. For further information about the Empire Group's Combined Ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

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

      In the following table, the liability for losses and LAE of the Empire Group is reconciled for each of the three years ended December 31, 1998. Included therein are current year data and prior year development.

                  RECONCILIATION OF LIABILITY FOR LOSSES AND
                           LOSS ADJUSTMENT EXPENSES



                                          1998          1997         1996
                                          ----          ----         ----
                                                   (In thousands)

Net SAP liability for losses
  and LAE at beginning of year          $487,116      $481,138     $476,692
                                        --------     ---------     --------

Provision for losses and
  LAE for claims occurring
  in the current year                    191,482       248,408      271,633
Increase in estimated
  losses and LAE for
  claims occurring in
  prior years                             42,290        27,027       28,183
                                        --------     ---------     --------
Total incurred losses
  and LAE                                233,772       275,435      299,816
                                        --------     ---------     --------

Losses and LAE payments for claims
 occurring during:
  Current year                            64,739        80,149       93,036
  Prior years                            186,831       189,308      202,334
                                        --------     ---------     --------
                                         251,570       269,457      295,370
                                        --------     ---------     --------

Net SAP liability for losses and
  LAE at end of year                     469,318       487,116      481,138

Reinsurance
  recoverable                             72,956        58,592       51,181
                                        --------     ---------     --------

Liability for losses and
  LAE at end of year as
  reported in financial
  statements (GAAP)                     $542,274      $545,708     $532,319
                                        ========     =========     ========


      The following table presents the development of balance sheet liabilities from 1988 through 1998 for the Empire Group. The liability line at the top of the table indicates the estimated liability for unpaid losses and LAE recorded as of the dates indicated. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

      The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1988 liability estimate indicated on the table of $222,814,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 1998 of $210,837,000, or a redundancy of $11,977,000. If the re-estimated liability exceeded the liability initially established, a cumulative deficiency would be indicated.

      In evaluating this information, it should be noted that each amount shown for "cumulative redundancy (deficiency)" includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy (deficiency) related to losses settled in 1992, but incurred in 1988, will be included in the cumulative redundancy (deficiency) amount for 1988, 1989, 1990 and 1991. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

      For further discussion of the Empire Group's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                                  Year Ended December 31,
                --------------------------------------------------------------------------------------------------------------------
                    1988       1989       1990       1991       1992      1993      1994       1995      1996     1997       1998
                    ----       ----       ----       ----       ----      ----      ----       ----      ----     ----       ----
                                                                       (In thousands)
Liability
 for Unpaid
 Losses and Loss
 Adjustment
 Expenses         $222,814   $235,223   $251,401   $280,679  $322,516  $353,917  $ 406,695 $ 476,692  $481,138  $487,116  $469,318

Liability
 Re-estimated
 as of:
One Year Later    $213,671   $227,832   $249,492   $280,020  $321,954  $344,156  $ 441,165 $ 504,875  $508,165  $529,406  $   -
Two Years Later    206,088    217,432    245,141    277,866   324,262   374,158    467,659   537,372   546,724
Three Years Later  198,500    212,649    243,849    284,052   345,576   394,418    500,286   577,266
Four Years Later   194,324    211,859    247,314    296,484   361,903   415,251    534,014
Five Years Later   196,070    211,952    255,045    306,094   377,097   442,696
Six Years Later    196,646    216,545    260,031    316,887   395,291
Seven Years Later  199,502    219,786    265,525    330,866
Eight Years Later  201,600    222,556    277,626
Nine Years Later   202,989    231,152
Ten Years Later    210,837

Cumulative
 Redundancy
 (Deficiency)     $ 11,977   $  4,071   $(26,225)  $(50,187) $(72,775) $(88,779) $(127,319)$(100,574) $(65,586) $(42,290) $   -
                  ========   ========   ========   ========  ========  ========  ========= =========  ========  ========  ========

Cumulative
 Amount of
 Liability Paid
 Through:
One Year Later    $ 64,140   $ 65,822   $ 78,954   $ 89,559  $113,226  $116,986  $ 152,904 $ 202,334  $189,308  $186,831  $   -
Two Years Later    101,206    109,479    126,908    150,043   182,250   199,214    270,020   318,693   314,755
Three Years Later  131,705    140,916    167,330    197,848   239,092   272,513    353,649   407,833
Four Years Later   152,330    166,023    196,099    233,244   285,880   326,637    415,919
Five Years Later   168,117    182,001    216,749    259,946   320,044   363,873
Six Years Later    178,095    193,943    231,892    279,682   341,636
Seven Years Later  185,310    203,169    242,275    293,860
Eight Years Later  191,292    209,115    253,104
Nine Years Later   194,965    214,687
Ten Years Later    198,618


Gross Liability -
 End of Year                                                          $ 391,829  $ 451,442  $ 517,422  $532,319  $545,708  $542,274
Reinsurance                                                              37,912     44,747     40,730    51,181    58,592    72,956
                                                                      ---------  ---------  ---------  --------  --------  --------
Net Liability -
 End of Year as
 Shown Above                                                          $ 353,917  $ 406,695  $ 476,692  $481,138  $487,116  $469,318
                                                                      =========  =========  =========  ========  ========  ========
Gross Re-estimated
 Liability - Latest                                                   $ 514,882  $ 605,549  $ 649,486  $623,588  $592,063
Re-estimated
 Reinsurance - Latest                                                    72,186     71,535     72,220    76,864    62,657
                                                                      ---------  ---------  ---------  --------  --------
Net Re-estimated
 Liability - Latest                                                   $ 442,696  $ 534,014  $ 577,266  $546,724  $529,406
                                                                      =========  =========  =========  ========  ========
Gross Cumulative
 (Deficiency)                                                         $(123,053) $(154,107) $(132,064) $(91,269) $(46,355)
                                                                      =========  =========  =========  ========  ========

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

      The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 1998 and 1997 was as follows:

                                                   1998         1997
                                                   ----         ----
                                                (Dollars in thousands)
Bonds and notes:
  U.S. Government and agencies                      76%          87%
  Rated investment grade                             8           11
  Non rated - other                                  4            1
  Rated less than investment grade                   -            -
Equity securities, primarily preferred              10            -
Other, principally accrued interest                  2            1
                                                   ---          ---
          Total                                    100%         100%
                                                   ===          ===
Estimated average yield to maturity
  of bonds and notes (a)                           5.3%         6.1%
Estimated average remaining
  life of bonds and notes (a)                  3.3 yrs.     3.5 yrs.
Carrying value of investment portfolio         $748,818     $869,073
Market value of investment portfolio           $749,147     $869,232


-------------------------
(a)  Excludes trading securities, which are not significant.


Reinsurance

      The Empire Group's maximum retained limit was $500,000 for workers' compensation; for other property and casualty lines, the Empire Group's maximum retained limit was $300,000 for 1998, 1997 and 1996. Additionally, the Empire Group has entered into certain excess of loss and catastrophe treaties to protect against certain losses. The Empire Group's retention of lower level losses in such treaties is $7,500,000 for 1999, and was $7,500,000 for 1998, $5,000,000 for 1997 and $3,000,000 for 1996.

      Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) American Re-Insurance Company (A++), General Reinsurance Corporation (A++) and Zurich Reinsurance (North America), Inc. (A). The Company has reinsured substantially all of its discontinued life insurance operations pursuant to the Reinsurance Transaction with Allstate and certain other transactions. As mentioned above, the Company has agreed to sell its remaining life insurance subsidiaries to Allstate, and expects to close this sale in the second quarter of 1999. The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

Competition

      The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are unendorsed, which may give these other companies a competitive advantage. Federal administrative, legislative and judicial activity may result in changes to federal banking laws that increase the ability of national banks to offer insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

      The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition, product design, product mix and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns has been, and may continue to be, a depressing influence on policy rates. In addition, the Company is experiencing increased competition from low cost insurance providers that write personal lines business on a direct response basis through direct mail and telemarketing. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside the Company's control.

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

      The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. The Company's continuing insurance operations' RBC ratio as of December 31, 1998 exceeded minimum requirements. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. While the Company's continuing insurance operations had certain "other than normal" NAIC ratios for the year ended December 31, 1998, the Company believes that there are no material underlying problems or weaknesses in its insurance operations and that it is unlikely that material adverse regulatory action will be taken.

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

                              BANKING AND LENDING

      The Company's banking and lending operations principally are conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial ("AIF"), an industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had deposits of $189,782,000 and $198,582,000 at December 31, 1998 and 1997, respectively. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area. The funds generated by the deposits are primarily used to fund consumer instalment loans.

      The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $185,183,000 and $202,938,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, 76% were loans to individuals generally collateralized by automobiles; 12% were instalment loans to consumers, substantially all of which were collateralized by real or personal property; 5% were unsecured loans to individuals acquired from others in connection with investments in limited partnerships; 4% were unsecured loans to executives and professionals, generally with good credit histories; and 3% were loans to small businesses.

      It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 1998, the allowance for loan losses for the Company's entire loan portfolio was $9,398,000 or 5.1% of the net outstanding loans, compared to $10,199,000 or 5% of net outstanding loans at December 31, 1997.

      Collateralized personal automobile instalment loans are made to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual as well as the collateral to attempt to minimize the number of defaults. Additionally, the Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 1998, the Company generated $146,085,000 of these loans ($72,848,000 during 1998). Due in part to the recent failures of some of the Company's competitors, the Company has been able to increase its new loan volume at acceptable risk levels. In addition, during 1998 the Company purchased a $36,900,000 portfolio of such loans. The Company intends to continue to acquire additional portfolios of such loans that meet the Company's underwriting standards if they can be purchased on attractive terms. During 1998, AIB and AIF sold substantially all of their executive and professional loan portfolios for aggregate proceeds of $89,500,000.

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

                                 MANUFACTURING

      Through its plastics division, the Company manufactures and markets proprietary plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding and filtration. The plastics division markets its products both domestically and internationally, with approximately 13% of its 1998 sales exported to Europe, Latin America, Japan and Australia. New product development focuses on niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. For the years ended December 31, 1998, 1997 and 1996, the plastics division's revenues were approximately $56,600,000, $50,900,000 and $47,600,000, respectively.

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

                               OTHER OPERATIONS

      The Company has a 90% interest in two operating wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been an operating winery since 1981, while Archery Summit was started by the Company in 1993. These wineries produce and sell super-ultra-premium wines. During 1998, the wineries sold approximately 62,000 9-liter equivalent cases of wine generating revenues of approximately $8,987,000. Since acquisition, the Company's investment in winery operations has grown, principally to fund the Company's acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to an additional two years before the wine can be sold. At December 31, 1998, the Company's combined investment in these wineries was approximately $49,000,000.

      At December 31, 1998, the carrying value of the Company's real estate investments totaled $397,404,000. Of such amount, approximately $245,870,000 consists of real estate assets held by the Company's 95.4% French subsidiary, Fidei. These assets consisted of 150 buildings (primarily office buildings located in Paris, France and its environs) totaling more than 3,500,000 square feet of space. The Company acquired Fidei to maximize its value by marketing all of its real estate holdings for sale. The remainder of the Company's real estate investments consist of a variety of domestic projects, some of which are in the process of development and all of which are available for sale. Included in the Company's domestic real estate is an office complex located on Capitol Hill in Washington, D.C. This complex consists of two office buildings with a total of 630,000 square feet of rentable office and retail space and two underground garages. A comprehensive renovation upgrade to the building is in process. The D.C. Government has signed a ten year lease for the space and full occupancy is anticipated in the second quarter of 1999. At December 31, 1998, the Company's investment in this complex had a carrying value of $60,200,000.

                               OTHER INVESTMENTS

      The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at December 31, 1998: Carmike Cinemas, Inc. ("Carmike") (approximately 6% of Class A shares), GFSI Holdings, Inc. ("GFSI") (approximately 6%), Jordan Industries, Inc. ("JII") (approximately 10%) , Jordan Telecommunications Products, Inc. ("JTP") (approximately 10%) and MK Gold Company ("MK Gold") (approximately 46%).

      During 1998, the Company's previously announced agreement to sell substantially all of its interest in Caja to its Argentine partner was restructured, and in March 1999, the Company sold all of its interest in Caja to Assicurazioni Generali Group for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company will record a pre-tax gain of approximately $120,000,000 in its first quarter 1999 results of operations in connection with this transaction.

      A subsidiary of the Company is an owner in The Jordan Company LLC and Jordan/Zalaznick Capital Company. These entities each specialize in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. Since 1982, the Company has invested an aggregate of $68,021,000 in these entities and related companies and, through December 31, 1998, has received $104,456,000 (including cash, interest bearing notes and other receivables) relating to the disposition of investments and management and other fees. At December 31, 1998, through these entities, the Company had interests in JII, JTP, Carmike, GFSI and a total of 21 other companies, which in total are carried in the Company's consolidated financial statements at $27,564,000.

      For further information about the Company's business, reference is made to
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report and Notes to Consolidated Financial Statements.

Item 2. Properties.

      Through its various subsidiaries, the Company owns and utilizes in its operations two offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 77,000 sq. ft.). In addition, a subsidiary of the Company owns a facility (totaling approximately 158,500 sq. ft.) primarily used for manufacturing located in Georgia.

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

      On May 13, 1997, Pinnacle filed a purported derivative complaint in New York State Supreme Court. The action, entitled Pinnacle Consultants, Ltd. v. Leucadia National Corp., et al. (no. 602470/97), is substantially similar to the federal court complaint that was dismissed in 1996. Pinnacle has alleged claims for fraud, waste, breach of fiduciary duty and conversion against the same current and former Leucadia directors who were named as defendants in the federal court action. Defendants' motion to dismiss was granted in part and denied in part. This decision is being appealed to the Appellate Division, First Department, by Pinnacle and the defendants. The appeal remains sub judice.

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

Item 10.  Executive Officers of the Registrant.

      All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 12, 1999, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

NAME                      AGE    POSITION WITH LEUCADIA        OFFICE HELD SINCE
----                      ---    ----------------------        -----------------

Ian M. Cumming            58     Chairman of the Board           June 1978
Joseph S. Steinberg       55     President                       January 1979
Thomas E. Mara            53     Executive Vice President        May 1980;
                                   and Treasurer                   January 1993
Joseph A. Orlando         43     Vice President and              January 1994;
                                   Chief Financial Officer         April 1996
Barbara L. Lowenthal      44     Vice President and              April 1996
                                   Comptroller
Paul J. Borden            50     Vice President                  August 1988
Mark Hornstein            51     Vice President                  July 1983


      Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978. In addition, he has served as a director of Allcity since February 1988 and MK Gold since June 1995. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.

      Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Allcity since February 1988, as a director of MK Gold since June 1995, as a director of JII since June 1988, and as a director of HomeFed, a California real estate developer, since August 1998.

      Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. In addition, he has served as a director of Allcity since October 1994.

      Mr. Orlando, a certified public accountant, has served as Chief Financial Officer of the Company since April 1996 and as Vice President of the Company since January 1994. Mr. Orlando previously served in a variety of capacities with the Company and its subsidiaries since 1987, including Comptroller of the Company from March 1994 to April 1996. In addition, he served as a director of Allcity since October 1998.

      Ms. Lowenthal, a certified public accountant, has served as Vice President and Comptroller of the Company since April 1996. For the prior four years, Ms. Lowenthal served as Director of Policies, Systems and Procedures and Assistant Controller of W.R. Grace & Co., a specialty chemicals company.

      Mr. Borden joined the Company as Vice President in August 1988 and has served in a variety of other capacities with the Company and its subsidiaries. Mr. Borden has served as a director of HomeFed since May 1998.

      Mr. Hornstein joined the Company as Vice President in July 1983 and has served in a variety of other capacities with the Company and its subsidiaries.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a)   Market Information.

      The Common Shares of the Company are traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per Common Share on the consolidated transaction reporting system, as reported by the Dow Jones Historical Stock Quote Reporter Service.


                                                          COMMON SHARE
                                                          ------------
                                                         HIGH        LOW
                                                         ----        ---
            1997
            ----
            First Quarter                               $29.00      $25.75
            Second Quarter                               31.88       27.38
            Third Quarter                                34.75       31.00
            Fourth Quarter                               36.63       33.00

            1998
            ----
            First Quarter                               $41.13      $33.56
            Second Quarter                               40.13       32.81
            Third Quarter                                34.75       27.63
            Fourth Quarter                               32.38       26.25

            1999
            ----
            First Quarter (through March 12, 1999)      $33.06      $29.50


      (b)   Holders.

      As of March 12, 1999, there were approximately 3,685 record holders of the Common Shares.

      (c)   Dividends.

      The Company paid a cash dividend of $.25 per Common Share on December 31, 1997. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

      The HomeFed Dividend. The Company acquired a 41.2% interest in HomeFed in 1995. HomeFed is a publicly traded real estate development company (OTC (Non-NASDAQ): "HFDC") with its principal office at 1903 Wright Place, Suite 220, Carlsbad, California 92008 (telephone number 706-918-8200).

      In 1998, the Company distributed to its shareholders of record on August 25, 1998 (the "HomeFed Dividend Holders") a pro rata dividend of all of the beneficial interests in a trust that holds 41.2% of the common stock of HomeFed and contracts to increase that ownership to 89.6% of HomeFed. This dividend resulted in 1998 dividend income to the HomeFed Dividend Holders of $.1426 for each Common Share of the Company held on August 25, 1998, even though no physical distribution was made because the trust interests are uncertificated. A Form 1099-DIV was sent to HomeFed Dividend Holders reflecting this distribution.

      The Company anticipates that, following effectiveness of a registration statement to be filed with respect to the HomeFed shares, the HomeFed Dividend Holders will receive 1.0 share of HomeFed common stock for each 1.26 Common Shares of the Company owned of record on August 25, 1998. The Company expects that the distribution of HomeFed securities will be made in the third quarter of 1999.

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

Item 6. Selected Financial Data.

      The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

                                                                                 YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1998          1997          1996          1995          1994
                                                             ----          ----          ----          ----          ----
                                                                       (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:

 Revenues                                                  $530,506      $630,737      $670,443      $753,999      $646,380
 Net securities gains (losses)                              (60,871)        3,249        24,117        15,101        (7,239)
 Interest expense (a)                                        45,139        46,007        53,599        52,538        43,751
 Insurance losses, policy benefits and
  amortization of deferred acquisition costs                279,110       327,468       355,148       364,957       292,872
 Income (loss) from continuing operations
  before income taxes, minority expense of
  trust preferred securities and extraordinary loss          29,377       (24,238)      (48,187)       10,286       (11,477)
 Income (loss) from continuing operations
  before minority expense of trust preferred
  securities and extraordinary loss                          54,450       (14,347)      (28,861)       24,203        (3,731)
 Minority expense of trust preferred securities,
  net of taxes                                               (8,248)       (7,942)          -             -             -
 Income (loss) from continuing operations
  before extraordinary loss                                  46,202       (22,289)      (28,861)       24,203        (3,731)
 Income from discontinued operations, including
  gain on sale, net of taxes                                  8,141       686,161        84,376        83,300        74,567
 Extraordinary loss from early
  extinguishment of debt, net of taxes                          -          (2,057)       (6,838)          -             -
 Net income                                                  54,343       661,815        48,677       107,503        70,836

Per share:
 Basic earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                                   $.73        $ (.36)        $(.48)        $ .42         $(.07)
  Income from discontinued operations, including
   gain on sale                                                 .13         11.03          1.40          1.45          1.33
  Extraordinary loss                                            -            (.03)         (.11)          -             -
                                                               ----        ------         -----         -----         -----
      Net income                                               $.86        $10.64         $ .81         $1.87         $1.26
                                                               ====        ======         =====         =====         =====


 Diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                                   $.73        $ (.36)        $(.48)        $ .41         $(.07)
  Income from discontinued operations, including                .13         11.03          1.40          1.40          1.33
   gain on sale
  Extraordinary loss                                            -            (.03)         (.11)          -             -
                                                               ----        ------         -----         -----         -----
      Net income                                               $.86        $10.64         $ .81         $1.81         $1.26
                                                               ====        ======         =====         =====         =====


                                                                                    AT DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1998          1997          1996          1995          1994
                                                             ----          ----          ----          ----          ----
                                                                       (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
 Cash and investments                                    $2,229,895    $2,453,555     $1,246,220    $1,250,746    $  940,993
 Total assets                                             3,958,951     3,745,336      2,776,591     2,766,501     2,343,295
 Debt, including current maturities                         722,601       352,872        520,263       513,810       422,166
 Customer banking deposits                                  189,782       198,582        209,261       203,061       179,888
 Common shareholders' equity                              1,853,159     1,863,531      1,118,107     1,111,491       881,815
 Book value per common share                                 $29.90        $29.17         $18.51        $18.47        $15.72
 Cash dividends per common share                             $   -         $  .25         $  .25        $  .25        $  .13

                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                    1998      1997     1996     1995      1994
                                                    ----      ----     ----     ----      ----
SELECTED INFORMATION ON PROPERTY AND
 CASUALTY INSURANCE OPERATIONS (Unaudited): (b)
   GAAP Combined Ratio                             129.3%    118.5%    114.7%   113.0%    103.5%
   SAP Combined Ratio                              134.0%    117.8%    107.9%   107.4%    101.3%
   Industry SAP Combined Ratio (c)                   N/A     101.6%    105.8%   106.4%    108.4%
   Premium to Surplus Ratio (d)                      1.2x      1.4x      1.8x     2.2x      2.3x

---------------------

(a)   Includes interest on customer banking deposits.

(b) The Combined Ratio does not reflect the effect of investment income. For 1998, the difference in the accounting treatment for curtailment gains relating to the defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratios and the SAP Combined Ratios. Additionally in 1998, 1997 and 1996, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP.

(c) Source: Best's Aggregates & Averages, Property/Casualty, 1998 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(d) Premium to Surplus Ratio was calculated by dividing statutory property and casualty insurance premiums written by statutory capital at the end of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES


Parent Company Liquidity

      Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its several direct subsidiaries and cash and liquid investments. The Parent continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, bank borrowings, public financings, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and corporate overhead expenses. As of December 31, 1998, the Company's cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries and collateralizing letters of credit, totaled approximately $1,219,000,000. In addition, the book value of the principal amount of promissory notes received from Conseco, Inc. upon the 1997 sale of the Colonial Penn Life Group was $400,000,000 at December 31, 1998.

      In 1998, the Company announced that it was considering the payment of a significant cash dividend. The Company has received a ruling from the Internal Revenue Service providing that any gain realized on such a dividend (up to a maximum of approximately $812,000,000) would be treated as a capital gain. The Company anticipates that, prior to the date of its 1999 Annual Meeting scheduled for May 5, 1999, its Board of Directors will declare a dividend in an aggregate amount of approximately $812,000,000, minus amounts paid to repurchase Common Shares from March 17, 1999 through the date of declaration. Payment of such dividend would require the Company to make an offer to purchase all of its outstanding 8-1/4% Senior Subordinated Debentures due 2005 and its 7-7/8% Senior Subordinated Debentures due 2006, outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. These offers would be required to be made within five business days after the payment of such dividend, unless the terms of the Debentures can be modified on terms that are acceptable to the Company.

      Except for the Euro denominated debt of Fidei, which is described below, the Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made from banks through various credit agreement facilities and through public financings. The Company borrowed $62,300,000 under its $100,000,000 bank credit facility to fund the purchase price of Fidei, including expenses. In addition, the Company entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure. The counterparties to these currency swap agreements are major financial institutions, which management believes are able to fulfill their obligations. The swap agreements mature in tranches in March 2000 and September 2001. At December 31, 1998, $65,500,000 was outstanding under the bank credit facility.

      During 1998, the Company's Board of Directors increased to 6,000,000 the maximum number of its Common Shares that the Company is authorized to purchase. Through December 31, 1998, the Company repurchased in the open market 1,996,400 Common Shares for an aggregate cost of approximately $58,071,000. From January 1, 1999 through March 12, 1999, the Company acquired 1,738,570 Common Shares for an aggregate cost of approximately $52,119,000. As a result, as of March 13, 1999, the Company is authorized to repurchase 3,788,717 Common Shares.

      At December 31, 1998, a maximum of approximately $25,200,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 1998 or borrowed to date in 1999. There are no restrictions on distributions from the non-regulated subsidiaries. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent and certain subsidiaries, together with current interest deductions and corporate expenses, the amount paid by the Parent for income taxes has been substantially less than tax sharing payments received from its subsidiaries. Payments from regulated subsidiaries for dividends, tax sharing payments and other services totaled approximately $1,295,600,000 (including $1,230,000,000 relating to the sales of the Colonial Penn companies in 1997) for the year ended December 31, 1998.

      Based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. Since 1993, the Company's senior debt obligations have been rated as investment grade by S&P and Duff & Phelps Inc. Ratings issued by bond rating agencies are subject to change at any time.

Consolidated Liquidity

      In 1998, net cash was used for operations, principally to purchase investments classified as trading and for the payment of income taxes, partially offset by the repayment of the Company's bridge financing to PIB, its Russian joint venture described below. In 1997, net cash was used for operations principally to fund the Company's capital commitments and bridge financing to PIB, and for the purchase of investments classified as trading.

      In December 1998, a subsidiary of the Company repurchased for $42,200,000 plus accrued interest, $51,800,000 liquidation amount of 8.65% trust issued preferred securities of Leucadia Capital Trust I, a wholly-owned subsidiary of the Company. The difference between the book value and the amount paid was credited directly to shareholders' equity.

      During 1998, the Company's previously announced agreement to sell substantially all of its interest in Caja to its Argentine partner was restructured and, in March 1999, the Company sold all of its interest in Caja to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company will record a pre-tax gain of approximately $120,000,000 in its first quarter 1999 results of operations in connection with this transaction.

      In September 1998, the Company reinsured, retroactive to January 1, 1998, substantially all of its remaining life insurance business to Allstate and a subsidiary thereof in an indemnity reinsurance transaction. While the premium received on this transaction was approximately $28,675,000, the gain on the reinsurance transaction was deferred and is being amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts. In December 1998, the Company signed an agreement to sell its remaining life insurance subsidiaries, Charter and Intramerica, to Allstate for statutory surplus at the date of sale (approximately $62,200,000 at December 31, 1998), plus $3,575,000. The transaction is expected to result in a pre-tax gain of approximately $20,000,000, principally resulting from recognition of deferred gains from prior reinsurance transactions (including the September 1998 Allstate transaction described above). The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 1999.

      As of December 31, 1998, the Company's consolidated debt was $722,601,000 as compared to $352,872,000 as of December 31, 1997. This increase is primarily related to the Company's acquisition of 95.4% of Fidei in 1998. At December 31, 1998, the principal amount of Fidei's Euro denominated outstanding debt, all of which is non-recourse to the Company, was approximately $249,400,000 (approximately 213,656,000 Euros). Inasmuch as Fidei's Euro demoninated assets will be sold over time and such assets are presently funded with Fidei's Euro demoninated debt, the Company has determined not to acquire a currency hedge for Fidei's Euro denominated debt.

      In 1996, the Company formed PIB, a joint venture with PepsiCo, Inc., to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company contributed $79,500,000 to PIB for a 75% equity interest. Effective as of January 30, 1998, the Company entered into an agreement with PepsiCo, pursuant to which, among other things, PIB repaid in full the Company's $77,705,000 bridge financing (which was funded in 1997) and the Company's equity interest in PIB was reduced to 37.9%. The agreement relieved the Company of any future funding obligation with respect to PIB and created an option, exercisable by either the Company or PepsiCo, pursuant to which PepsiCo was obligated to purchase all of the Company's interest in PIB (the "Option") for $37,000,000, plus interest. In February 1999, PepsiCo exercised the Option for approximately $39,190,000, including interest, and the Company recognized a pre-tax gain of approximately $29,545,000. However, when combined with the Company's share of the joint venture losses since inception, the Company's net loss from this investment was approximately $40,310,000.

      The investment portfolios of the Company's insurance subsidiaries are principally fixed maturity investments; the balance of their portfolio consists largely of preferred securities. Of the fixed maturity securities, the majority consists of those rated "investment grade" or U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time.

       Principally as a result of changes in market interest rates during 1998, the unrealized gain on investments at the end of 1997 of approximately $5,630,000 (net of taxes) decreased to an unrealized loss of approximately $982,000 (net of taxes) as of December 31, 1998. While this has resulted in a decrease in shareholders' equity, it had no effect on results of operations or cash flows.

      The Company provides collateralized automobile loans to individuals with poor credit histories. Prior to 1998, the Company's loan volume was in decline primarily as a result of heavy competition in this line of business. However, in 1998, the Company began to see growth in its automobile lending business as it expanded into new locations and developed new programs. The Company also benefited from the decline in competition due to the failure of certain competitors and a reduction in capital available for securitizations. In addition, in December 1998, the Company purchased a $36,900,000 sub-prime automobile portfolio. The Company's investment in automobile loans was $140,400,000, $77,607,000 and $96,338,000 at December 31, 1998, 1997 and 1996,
respectively. During 1998, the Company's banking and lending subsidiaries sold substantially all of their executive and professional loan portfolios for aggregate proceeds of $89,500,000 and reported a pre-tax gain on these sales of approximately $6,500,000.

      The Company and certain of its subsidiaries have loss carryforwards and other tax attributes. The amount and availability of tax loss carryforwards are subject to certain qualifications, limitations and uncertainties. As described in the Notes to the Consolidated Financial Statements, significant additional amounts of loss carryforwards may be available under certain circumstances. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of these carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating at least five percent of the Common Shares and the ability of persons or entities now owning at least five percent of the Common Shares from acquiring additional Common Shares.

RESULTS OF OPERATIONS

Property and Casualty Insurance

      The Company's most significant operation is its insurance business, where it is a provider of property and casualty insurance primarily in the New York metropolitan area. For the year ended December 31, 1998, the Company's insurance segment contributed 57% of total revenues from continuing operations and, at December 31, 1998, constituted 25% of total assets.

      Net earned premium revenues of the Empire Group were $228,600,000, $275,000,000 and $326,400,000 for the years ended December 31, 1998, 1997 and
1996, respectively. In 1998, the decrease in earned premium revenues was primarily due to a decline in the number of assigned risk automobile pool contracts acquired due to competition and the depopulation of the assigned risk automobile pools ($24,600,000) and a reduction in certain lines, principally voluntary commercial automobile ($8,500,000), private passenger automobile ($6,000,000), commercial package policies ($4,300,000) and workers' compensation ($3,700,000), due to tighter underwriting standards, reunderwriting and increased competition. In 1997, the decline in earned premium revenues was primarily due to the depopulation of the assigned risk pools ($31,700,000) and a reduction in certain commercial lines, principally voluntary commercial automobile ($10,200,000) and workers' compensation ($8,800,000) due to competition, reunderwriting and repricing. In addition, earned premium revenues were reduced in 1997 by $5,500,000 to record premiums due under retrospectively rated reinsurance contracts written for 1995 and prior accident years. The Empire Group re-estimated the premium due based upon its then current estimate of loss ratios for 1995 and prior accident years. Partially offsetting these reductions was an increase in certain voluntary personal lines, principally private passenger automobile and homeowners.

      The Empire Group's combined ratios as determined under GAAP and SAP were as follows:


                                       Year Ended December 31,
                                       -----------------------
                                     1998       1997        1996
                                     ----       ----        ----

      GAAP                          129.3%     118.5%      114.7%
      SAP                           134.0%     117.8%      107.9%



      The Empire Group's combined ratios increased in 1998 primarily due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. In addition, the reduction in servicing fees in 1998 negatively affected the expense ratios. Included in the Empire Group's results for 1998, 1997 and 1996 were approximately $42,000,000, $27,000,000 and
$28,000,000, respectively, for reserve strengthening related to losses from prior accident years.

      During 1998, the Empire Group reviewed the adequacy of the reserves carried for its open claims' files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. Such reviews are part of the Empire Group's normal ongoing practice. Particular emphasis during this review was placed on reserves carried for the workers' compensation line of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998. The Empire Group also conducted a comprehensive review of reserves carried for other commercial liability lines of business in which approximately 28% of the open claim files were reviewed, with a primary focus on accident years 1995 to 1997. As a result of these reviews, the Empire Group revised its assumptions regarding average claims costs and probable ultimate losses and, accordingly, reserves were strengthened by $13,000,000 for workers' compensation and $14,000,000 for other commercial liability lines of business. Additionally, during 1998, the Empire Group reorganized the commercial auto claims department. As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised and reserves were strengthened by $14,000,000 for commercial automobile lines of business.

      The 1997 reserve strengthening included approximately $11,000,000 for commercial package lines of business and approximately $7,000,000 for voluntary commercial automobile lines of business. During 1997, the Empire Group reviewed the adequacy of the reserves carried for its open claims' files, as part of its normal ongoing practice, focusing on the commercial package, general liability and commercial automobile lines of business. As a result of this review and the continued unfavorable development of prior accident years losses, particularly the 1992 through 1994 accident years, the Empire Group revised its assumptions regarding future increases in average claims severity and reserves were strengthened.

      The 1996 reserve strengthening included approximately $20,000,000, for voluntary commercial automobile lines of business and approximately $8,000,000 for commercial package lines of business. Beginning in 1992, the Empire Group entered into new market segments of the voluntary commercial business, including specialty programs for sanitation trucks, gas stations, fuel oil deliveries and limousines. Initially, the Empire Group based its loss ratio estimate upon its experience with similar lines of business, industry statistics and standard actuarial ultimate loss projection techniques, which consider expected loss ratios. During 1996, claims began to develop unfavorably and the Empire Group used such claim development to revise the assumptions that formed the basis of actuarial studies and reserves were increased. With respect to commercial package lines, general liability claims for business written in 1992 through 1994 also developed unfavorably. These claims showed an increased frequency of losses as well as an increase in the time between the date the loss occurred and when the loss was reported compared to prior experience. General liability claims are susceptible to the emergence of losses over an extended period of time.

      For the lines of business discussed above, as well as all other property and casualty lines of business, the Company employs a variety of standard actuarial ultimate loss projection techniques, statistical analyses and case-basis evaluations to estimate its liability for unpaid losses. The actuarial projections include an extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. These estimates are performed quarterly and consider any changes in trends and actual loss experience. Any resulting change in the estimate of the liability for unpaid losses, including those discussed above, is reflected in current year earnings during the quarter the change in estimate is identified.

      The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or affected by future conditions, reserving for property and casualty claims is a complex and uncertain process requiring the use of informed estimates and judgements. As additional experience and other data become available and are reviewed, the Company's estimates and judgements may be revised. While the effect of any such changes in estimates could be material to future results of operations, the Company does not expect such changes to have a material effect on its liquidity or financial condition.

      In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

Manufacturing

      In December 1997, the Company completed the disposition of certain of its manufacturing operations. As a result, since December 1997, the Company's manufacturing operations solely have consisted of its plastics division. In 1998, the gross profit for the plastics division increased by 14% to approximately $21,400,000. This increase was primarily due to greater sales in most of the division's product lines and lower raw material costs. The decline in manufacturing revenues during the last three years was due to the sale of certain divisions and the discontinuance of certain non-performing product lines in 1997 and prior years. The Company recorded charges of $4,300,000 in 1997 and $3,700,000 in 1996 for losses on sales and shutdown expenses, which are primarily reflected in the caption "Selling, general and other expenses."

Banking and Lending

      Finance revenues and operating profits reflect the level of consumer instalment loans, and for 1998, the sale of substantially all of the Company's executive and professional loan portfolio which resulted in a pre-tax gain of approximately $6,500,000, as discussed above. In addition, automobile loan losses declined in 1998 and 1997. In 1997, operating profit was also adversely affected by $3,500,000 in costs to settle litigation related to a lending program that is in liquidation. In 1996, operating profit was also affected by increased interest expense on customer banking deposits.

Other

      In 1998, investment and other income increased by approximately $16,300,000 primarily due to increased interest income ($63,700,000), the sale of the Company's executive and professional loan portfolio referred to above ($6,500,000) and increased income from real estate activities ($8,800,000), partially offset by reduced gains from sales of real estate and other assets ($40,700,000) and reduced income relating to the service business ($19,100,000). In 1997, investment and other income increased by approximately $81,800,000, primarily due to increased gains from sales of real estate properties ($63,500,000) including the sale of a New York City office building and increased interest income ($28,100,000) including earnings on the proceeds from the sales of the Colonial Penn Life Group and Colonial Penn P&C Group. Such increases were partially offset by reduced trading stamp and miscellaneous other revenues in 1997 and a litigation settlement gain recorded in 1996.

      During 1998, due to declines in values that were deemed other than temporary, the Company recorded a pre-tax writedown of approximately $75,000,000 related to its investments in Russian and Polish debt and equity securities. Such writedowns are reflected in the caption "Net securities gains (losses)." At December 31, 1998, the remaining book value of the Company's investments in these debt and equity securities was approximately $19,000,000.

      Equity in income (losses) of associated companies improved in 1998 as compared to 1997 primarily due to a reduction of approximately $48,400,000 in the Company's equity losses related to PIB resulting from discontinuance of the equity method of accounting in early 1998 and income from an investment partnership of approximately $30,800,000. In December 1997, the Company invested $20,000,000 to acquire a limited partnership interest in this partnership. The partnership currently is in the process of liquidating and making final distributions. The Company does not anticipate that the amount of income to be realized from this investment will be significant in 1999. Equity in losses of associated companies increased in 1997 as compared to 1996 primarily due to start-up losses from the Company's equity investment in PIB of $50,481,000 in 1997 as compared to $17,104,000 in 1996. The equity in losses of associated companies included losses from the Company's investment in MK Gold of $4,251,000 in 1997 and $6,478,000 in 1996 and a write-off of $6,540,000 in 1996, representing the Company's investment in an unsuccessful well drilled by its Siberian oil exploration joint venture.

      Interest expense primarily reflects the level of external borrowings outstanding throughout the periods. The reduction in interest expense in 1997 was primarily due to the decline in such borrowings.

      The decrease in selling, general and other expenses in 1998 as compared to 1997 principally reflects decreased expenses of the manufacturing segment principally as a result of the sale of certain divisions in 1997, decreased pension expense due to the recognition of net curtailment gains of $6,500,000, a 1997 charge for estimated costs to settle litigation relating to a lending program that is in liquidation and lower provisions for bad debts. The decrease in selling, general and other expenses in 1997 as compared to 1996 principally reflects the Empire Group's decreased expenses related to reduced premium volume, decreased operating expenses of real estate properties, decreased expenses relating to certain investment activities and lower provisions for bad debts. This decrease was partially offset by the losses recorded by the manufacturing segment related to sold divisions and the charge for estimated costs to settle litigation relating to a lending program that is in liquidation.

      Income taxes for 1998 reflect a benefit of approximately $39,000,000 for a change in the Company's estimated 1997 federal tax liability and the favorable resolution of certain contingencies. The 1997 and 1996 income tax benefits were greater than the expected normal corporate tax rate primarily due to the favorable resolution of certain contingencies.

      As discussed above, in December 1998, the Company signed an agreement to sell its remaining life insurance subsidiaries, Charter and Intramerica, to Allstate. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 1999. In 1998, the Company classified these life insurance operations as discontinued operations and the consolidated financial statements for prior periods have been restated to be consistent with such presentation.

      The number of shares used to calculate basic earnings (loss) per share was 63,409,000, 62,205,000 and 60,301,000 for 1998, 1997 and 1996, respectively. The number of shares used to calculate diluted earnings (loss) per share was 63,510,000, 62,205,000 and 60,301,000 for 1998, 1997 and 1996, respectively. For diluted per share amounts, the Company's 5-1/4% Convertible Subordinated Debentures due 2003 (which were redeemed in 1997) were not assumed to have been converted since the effect of such assumed conversion would have been to increase earnings per share.

Year 2000 and Information Technology Systems

      The Company is in the process of evaluating its information technology systems to determine the potential impact of the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. As a result, before the end of 1999, computer hardware and software may need to be upgraded with new hardware and software which can distinguish 21st century dates from 20th century dates.

      Since 1996, the Company has been evaluating its Year 2000 readiness. Its program to address its Year 2000 readiness consists of (i) the preparation of an inventory of all computer related hardware and software, all non-computer related hardware that may have embedded technology and all third parties that are material to the Company's business operations, (ii) the identification of a senior officer at each of the Company's operating subsidiaries and significant investments to be responsible for overseeing the implementation of the Year 2000 program and reporting on compliance therewith to the Company's senior management, (iii) the identification of mission critical aspects of the Company's business, and assessment of the Year 2000 readiness of such mission critical systems and components, (iv) the development of a plan to upgrade, repair or replace systems as required for Year 2000 compliance, (v) the development of a plan to test the readiness of all critical systems, (vi) making inquiry of material third parties as to the state of their Year 2000 compliance, and (vii) as appropriate, the development of a contingency plan for either non-compliant internal systems or non-compliant material third parties. Where appropriate, outside consultants have been engaged to advise the Company on its Year 2000 readiness. Substantially all of the Company's operations have completed the inventory and identification process and are in the process of upgrading and testing critical systems. The Company's primary focus during the balance of 1999 will be on continued testing of mission critical systems and software provider upgrades, as well as monitoring the readiness of material third parties.

      In 1996, the Empire Group began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be Year 2000 compliant. The Empire Group anticipates that these new systems will be fully implemented in 1999 and that any non-compliant programs will become compliant during 1999. All but one of the manufacturing operation's material systems (involving the storage of historical information) have tested as being Year 2000 compliant. The Company is exploring alternative systems to maintain this information. Until an acceptable replacement for this system can be found, the Company can maintain these records in hard copy. The banking and lending operations have successfully completed testing of mission critical systems and testing of non-mission critical systems is currently underway. In addition, deposit customers have been sent letters to inform them about the Year 2000 issue and to educate them about the progress made in addressing this issue.

      The Year 2000 issue may affect other entities with which the Company transacts business. The Company has made inquiry of third parties with whom it has material relationships as to the Year 2000 compliance of such third parties. Many of such parties have reported plans to be fully compliant by the end of 1999 and most have reported substantial progress at the end of 1998. However, at this time the Company cannot predict the effect of the Year 2000 on its material third parties or the impact any deficiency in the Year 2000 readiness of such parties could have on the Company.

      Through December 31, 1998, expenses incurred by the Company in connection with the Year 2000 issue (excluding expenses related to the Empire Group's acquisition of new systems, which was not motivated by Year 2000 concerns) did not exceed $500,000. Based upon current information, the Company does not expect that the Year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.

Cautionary Statement for Forward-Looking Information

      Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of

1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations (including Year 2000 compatibility), competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, the difficulty in identifying hardware and software that may not be Year 2000 compliant, the lack of success of third parties to adequately address the Year 2000 issue, vendor delays and technical difficulties affecting the Company's ability to upgrade or replace its hardware and/or software for Year 2000 compliance, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

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

      The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 90% of the Company's total investment portfolio at December 31, 1998. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 2.5 years at December 31, 1998. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 1998, the Company's portfolio of trading securities was not material. The Company manages the investment portfolio of its insurance subsidiaries to preserve principal, maintain a high level of quality, comply with applicable insurance industry regulations and achieve an acceptable rate of return. In addition, the Company considers the duration of its insurance reserves in comparison with that of its investments.

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

      The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows by expected maturity dates. For the variable rate notes receivable and variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date. For loans, securities and liabilities with contractual maturities, the table presents contractual principal cash flows adjusted for the Company's historical experience of loan prepayments and prepayments of mortgage-backed securities. For banking and lending's variable rate products, the weighted average variable rates are based upon the respective pricing index at the reporting date. For money market deposits that have no contractual maturity, the table presents principal cash flows based on the Company's historical experience and management's judgment concerning their most likely withdrawal behaviors. For interest rate swaps, the table presents notional amounts by contractual maturity date.

                                                                    Expected Maturity Date
                                                                    ----------------------
                                       1999         2000         2001        2002        2003   Thereafter       Total    Fair Value
                                       ----         ----         ----        ----        ----   ----------       -----    ----------
                                                                         (Dollars in thousands)
THE COMPANY, EXCLUDING
 BANKING AND LENDING:
RATE SENSITIVE ASSETS:
Available for Sale Fixed
  Income Securities:
  U.S. Government                    $783,303     $146,339      $9,306     $198,045     $12,784   $160,629    $1,310,406  $1,310,406
    Weighted Average
     Interest Rate                      5.08%        5.91%       7.17%        6.38%       5.86%      6.22%
  Other Fixed Maturities:
    Rated Investment Grade             $7,555       $3,808     $15,020       $2,832     $18,112    $46,063       $93,390     $93,390
      Weighted Average
       Interest Rate                    6.84%        8.03%       9.35%       12.15%       7.29%      7.99%
    Rated Less Than
      Investment Grade/Not
      Rated                           $20,440      $25,727     $18,040      $33,598     $10,248    $11,575      $119,628    $119,628
      Weighted Average
       Interest Rate                    9.26%        1.84%       2.04%        5.12%       6.80%      8.05%

Held to Maturity Fixed
  Income Securities:
  U.S. Government                        $774           $-          $-       $5,230          $-     $2,148        $8,152      $8,481
   Weighted Average
    Interest Rate                       6.75%            -           -        6.47%           -      6.88%

Variable Rate Notes
   Receivable                              $-           $-          $-           $-    $400,000         $-      $400,000    $400,000
   Weighted Average
    Interest Rate                       5.66%        5.64%       5.71%        5.75%       5.79%          -


RATE SENSITIVE LIABILITIES:
Fixed Interest Rate
  Borrowings                             $865         $870     $71,170       $8,006     $97,803   $435,795      $614,509    $621,435
  Weighted Average
   Interest Rate                        6.83%        6.83%       6.83%        7.10%       7.11%      7.44%
Variable Rate Borrowings              $78,479           $-          $-           $-          $-     $9,815       $88,294     $88,294
  Weighted Average
   Interest Rate                        7.25%        5.14%       5.21%        5.25%       5.29%      5.44%


OTHER RATE SENSITIVE
FINANCIAL INSTRUMENTS:
Company-obligated
   Mandatorily Redeemable
   Preferred Securities of
   Subsidiary Trust Holding
   Solely Subordinated
   Debt Securities of the
   Company                                 $-           $-          $-           $-          $-    $98,200       $98,200     $99,182
   Weighted Average
    Interest Rate                       8.65%        8.65%       8.65%        8.65%       8.65%      8.65%


                                                                    Expected Maturity Date
                                                                    ----------------------
                                       1999         2000       2001        2002       2003   Thereafter       Total     Fair Value
                                       ----         ----       ----        ----       ----   ----------       -----     ----------
                                                                         (Dollars in thousands)
 BANKING AND LENDING:
RATE SENSITIVE ASSETS:
Certificates of Deposit               $15,030      $1,090         $-          $-         $-          $-      $16,120      $16,121
  Weighted Average Interest
   Rate                                5.622%      5.821%          -           -          -           -       5.635%
Fixed Interest Rate Securities         $9,971      $1,582     $1,354        $931     $5,824     $12,839      $32,501      $32,499
  Weighted Average Interest
   Rate                                6.136%      5.988%     6.028%      6.084%     6.074%      6.382%       6.206%
Variable Interest Rate
   Securities                              $5          $5         $5          $5         $2          $-          $22          $21
  Weighted Average Interest
   Rate                                8.125%      8.125%     8.125%      8.125%     8.125%           -       8.125%
Fixed Interest Rate Loans             $65,464     $45,222    $29,560     $11,898     $7,540     $17,623     $177,307     $178,148
  Weighted Average Interest
   Rate                               21.067%     20.709%    20.640%     22.187%    19.590%     16.900%      20.489%
Variable Interest Rate Loans           $1,022        $564       $427        $335       $269      $5,259       $7,876       $7,951
  Weighted Average Interest
   Rate                               13.097%     14.514%    14.583%     14.492%    14.644%     10.651%      11.759%

RATE SENSITIVE LIABILITIES:
Money Market Deposits                  $5,803      $3,669     $3,261      $2,854     $2,446      $4,076      $22,109      $21,986
  Weighted Average Interest
   Rate                                3.792%      4.000%     4.000%      4.000%     4.000%      4.000%       3.945%
Time Deposits                        $121,437     $23,264    $10,771      $7,534     $4,667          $-     $167,673     $170,836
  Weighted Average Interest
   Rate                                5.455%      6.174%     5.787%      5.777%     5.731%           -       5.610%
Fixed Interest Rate
  Borrowings                          $19,798          $-         $-          $-         $-          $-      $19,798      $19,798
  Weighted Average Interest
   Rate                                4.875%           -          -           -          -           -       4.875%

RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS:
Pay Fixed/Receive Variable
   Interest Rate Swap                      $-          $-         $-          $-    $60,000          $-      $60,000         $292
  Average Pay Rate                     5.067%      5.067%     5.067%      5.067%     5.067%           -       5.067%
  Average Receive Rate                 5.313%      5.313%     5.313%      5.313%     5.313%           -       5.313%

OFF-BALANCE SHEET ITEMS:
Commitments to Extend
   Credit                                                                                           $31          $31          $31
  Weighted Average Interest
     Rate                                                                          14.650%      14.650%
Unused Lines of Credit                 $3,000          $-         $-          $-         $-      $5,202       $8,202       $8,202
  Weighted Average Interest
     Rate                               7.75%           -          -           -          -      4.875%       5.927%

Item 8.  Financial Statements and Supplementary Data.

  Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  Disagreements on Accounting and Financial Disclosure.

  Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

  The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1999 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.


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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2) Financial Statements and Schedules.

          Report of Independent Accountants.............................   F-1
          Financial Statements:
            Consolidated Balance Sheets at December 31, 1998 and 1997... F-2 Consolidated Statements of Income for the years ended
              December 31, 1998, 1997 and 1996..........................   F-3
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996..........................   F-4
            Consolidated Statements of Changes in Shareholders' Equity
              for the years ended December 31, 1998, 1997 and 1996......   F-6
            Notes to Consolidated Financial Statements..................   F-7

          Financial Statement Schedules:
            Schedule III - Supplementary Insurance Information..........   F-33
            Schedule V - Valuation and Qualifying Accounts..............   F-34
            Schedule VI - Schedule of Supplemental Information for
              Property and Casualty Insurance Underwriters..............   F-35

     (3) Executive Compensation Plans and Arrangements.

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

          Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated December 8, 1998.

(b)  Reports on Form 8-K.
     None.

(c)  Exhibits.


     3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993).*

     3.2       Amended and Restated By-laws as amended through February 23,
               1999.

     4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

     10.1 1992 Stock Option Plan (filed as Annex C to the Company's Proxy Statement dated July 21, 1992).*

     10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as
               Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

     10.3 Operating Agreement of The Jordan Company LLC, dated as of July 23, 1998.

     10.4 Stock Purchase and Sale Agreement dated as of April 5, 1991, by and between FPL Group Capital Inc and the Company (filed as Exhibit B to the Company's Current Report on Form 8-K dated August 23, 1991).*

     10.5 Amended and Restated Shareholders Agreement dated as of December 16, 1997 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).*


-------------------------
*Incorporated by reference.

     10.6 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated December 8, 1998.

     10.7 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).*

     10.8 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as
               Exhibit 10.15 to the 1992 10-K).*

     10.9 Amended and Restated Revolving Credit Agreement dated as of November 3, 1997 between the Company, BankBoston, N.A. as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Bank of America National Trust and Savings Association, as Documentation Agent and the Banks signatory thereto (filed as Exhibit 10.13 to the 1997 10-K).*

     10.10 Purchase Agreement among Conseco, the Company, Charter, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
               1997).*

     10.11 Purchase Agreement among GECC, the Company, Charter, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

     10.12 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter, Intramerica and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the 1997 10-K).*

     10.13 Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the 1997 Proxy Statement.)*

     10.14 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998.

     10.15 Trust Agreement dated August 14, 1998 between the Company for the benefit of its shareholders as of August 25, 1998 and Joseph A. Orlando, as Trustee.

     21        Subsidiaries of the registrant.


-------------------------
*Incorporated by reference.

     23 Consents of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and
               S-3 (File No. 33-30277), Form S-8 (File No. 33-61682) and Form
               S-8 (File No. 33-61718).

     27        Financial Data Schedule.


(d)  Financial Statements of 50%-or-Less-Owned Entity

               Gotham Partners Acquisition I, L.P. financial statements as of December 31, 1998 and for the year ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LEUCADIA NATIONAL CORPORATION

March 18, 1999                      By: /s/ Barbara L. Lowenthal
                                        ---------------------------------------
                                        Barbara L. Lowenthal
                                        Vice President and Comptroller


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


/s/ Paul M. Dougan                    Director
-------------------------------
Paul M. Dougan


/s/ Lawrence D. Glaubinger            Director
-------------------------------
Lawrence D. Glaubinger


/s/ James E. Jordan                   Director
-------------------------------
James E. Jordan


/s/ Jesse Clyde Nichols, III          Director
-------------------------------
Jesse Clyde Nichols, III

                      REPORT OF INDEPENDENT ACCOUNTANTS


March 8, 1999


To the Board of Directors and
Shareholders of Leucadia National Corporation


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a) (1) (2) of this Form 10-K, present fairly, in all material respects, the financial position of Leucadia National Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a) (1) (2) of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
(Dollars in thousands, except par value)

                                                                 1998            1997
                                                                 ----            ----
ASSETS
Investments:
 Available for sale (aggregate cost of $1,555,789
  and $1,643,679)                                            $1,553,126      $1,651,389
 Trading securities (aggregate cost of $132,907
  and $108,479)                                                 132,576         115,416
 Held to maturity (aggregate fair value of $47,583
  and $36,316)                                                   47,256          36,198
 Other investments, including accrued interest income            37,247          69,366
                                                             ----------      ----------
    Total investments                                         1,770,205       1,872,369

Cash and cash equivalents                                       459,690         581,186
Reinsurance receivables, net                                     48,070          31,972
Trade, notes and other receivables, net                         833,301         751,337
Prepaids and other assets                                       490,242         144,314
Property, equipment and leasehold improvements, net             121,790          60,433
Deferred policy acquisition costs                                18,255          23,906
Investments in associated companies                             172,390         207,902
Net assets of discontinued operations                            45,008          71,917
                                                             ----------      ----------

      Total                                                  $3,958,951      $3,745,336
                                                             ==========      ==========


LIABILITIES
Customer banking deposits                                    $  189,782      $  198,582
Trade payables and expense accruals                             233,485         208,762
Other liabilities                                               109,397          93,141
Income taxes payable                                             96,500         172,593
Deferred tax liability                                            7,709          22,739
Policy reserves                                                 542,274         545,708
Unearned premiums                                                94,572         127,666
Debt, including current maturities                              722,601         352,872
                                                             ----------      ----------

      Total liabilities                                       1,996,320       1,722,063
                                                             ----------      ----------

Minority interest                                                11,272           9,742
                                                             ----------      ----------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debt securities of the Company                     98,200         150,000
                                                             ----------      ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized
 150,000,000 shares; 61,984,686 and 63,879,155
 shares issued and outstanding, after deducting
 56,430,847 and 54,398,456 shares held in treasury               61,985          63,879
Additional paid-in capital                                      205,227         253,267
Accumulated other comprehensive income                             (771)          5,630
Retained earnings                                             1,586,718       1,540,755
                                                             ----------      ----------

      Total shareholders' equity                              1,853,159       1,863,531
                                                             ----------      ----------

      Total                                                  $3,958,951      $3,745,336
                                                             ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1998, 1997 and 1996
(In thousands, except per share amounts)

                                                     1998         1997          1996
                                                     ----         ----          ----
Revenues:
  Insurance revenues and commissions               $228,576     $275,015      $326,433
  Manufacturing                                      56,572      133,406       148,284
  Finance                                            31,560       40,529        49,150
  Investment and other income                       251,379      235,053       156,090
  Equity in income (losses) of associated
   companies                                         23,290      (56,515)      (33,631)
  Net securities gains (losses)                     (60,871)       3,249        24,117
                                                   --------     --------      --------
                                                    530,506      630,737       670,443
                                                   --------     --------      --------

Expenses:
  Provision for insurance losses and policy
   benefits                                         233,772      275,435       299,816
  Amortization of deferred policy acquisition
   costs                                             45,338       52,033        55,332
  Manufacturing cost of goods sold                   35,201       94,077       107,667
  Interest                                           45,139       46,007        53,599
  Salaries                                           41,413       52,987        43,183
  Selling, general and other expenses               100,266      134,436       159,033
                                                   --------     --------      --------
                                                    501,129      654,975       718,630
                                                   --------     --------      --------
  Income (loss) from continuing operations
   before income taxes, minority expense of trust
   preferred securities and extraordinary loss       29,377      (24,238)      (48,187)
                                                   --------     --------      --------
Income taxes:
  Current                                           (32,649)      (6,138)        1,303
  Deferred                                            7,576       (3,753)      (20,629)
                                                   --------     --------      --------
                                                    (25,073)      (9,891)      (19,326)
                                                   --------     --------      --------
  Income (loss) from continuing operations
   before minority expense of trust preferred
   securities and extraordinary loss                 54,450      (14,347)      (28,861)
Minority expense of trust preferred securities,
 net of taxes                                         8,248        7,942          -
                                                   --------     --------      --------
  Income (loss) from continuing operations before
   extraordinary loss                                46,202      (22,289)      (28,861)
Income from discontinued operations,
 net of taxes                                         8,141       58,516        84,376
Gain on disposal of discontinued operations,
 net of taxes of $234,059                              -         627,645          -
                                                   --------     --------      --------
  Income before extraordinary loss                   54,343      663,872        55,515
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit of $1,108
 and $3,682                                            -          (2,057)       (6,838)
                                                   --------     --------      --------

      Net income                                   $ 54,343     $661,815      $ 48,677
                                                   ========     ========      ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                           $.73       $ (.36)        $(.48)
  Income from discontinued operations                   .13          .94          1.40
  Gain on disposal of discontinued operations            -         10.09           -
  Extraordinary loss                                     -          (.03)         (.11)
                                                       ----       ------         -----
      Net income                                       $.86       $10.64         $ .81
                                                       ====       ======         =====

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                           $.73       $ (.36)        $(.48)
  Income from discontinued operations                   .13          .94          1.40
  Gain on disposal of discontinued operations            -         10.09           -
  Extraordinary loss                                     -          (.03)         (.11)
                                                       ----       ------         -----
      Net income                                       $.86       $10.64         $ .81
                                                       ====       ======         =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996

                                                             1998       1997        1996
                                                             ----       ----        ----
                                                                    (In thousands)
Net cash flows from operating activities:
-----------------------------------------
Net income                                              $   54,343  $  661,815   $  48,677
Adjustments to reconcile net income to net
 cash (used for) operations:
 Extraordinary loss, net of income tax benefit                -          2,057       6,838
 Provision (benefit) for deferred income taxes               7,576      (3,753)    (20,629)
 Depreciation and amortization of property,
  equipment and leasehold improvements                      10,250      10,913      12,889
 Other amortization                                         38,098      59,253      65,418
 Provision for doubtful accounts                             9,473      11,135      18,412
 Net securities (gains) losses                              60,871      (3,249)    (24,117)
 Equity in (income) losses of associated companies         (23,290)     56,515      33,631
 (Gain) on disposal of real estate, property
  and equipment                                            (33,802)    (66,940)     (7,485)
 (Gain) on sale of loan portfolio                           (6,535)       -           -
 (Gain) on disposal of discontinued operations                -       (627,645)       -
 Investments classified as trading, net                   (139,715)   (108,254)      6,724
 Deferred policy acquisition costs incurred and deferred   (39,687)    (49,354)    (52,763)
 Net change in:
   Reinsurance receivables                                 (16,098)     24,459     (14,186)
   Trade, notes and other receivables                       79,960     (65,374)      1,999
   Prepaids and other assets                               (11,054)    (80,002)    (64,246)
   Net assets of discontinued operations                    26,909     (37,746)    (55,036)
   Trade payables and expense accruals                      24,816      60,306      14,889
   Other liabilities                                       (43,980)     (6,024)     (7,427)
   Income taxes payable                                    (79,191)     (9,638)     17,753
   Policy reserves                                          (3,434)     13,389      14,897
   Unearned premiums                                       (33,094)    (22,753)    (14,372)
 Other                                                       1,321       3,470         734
                                                        ----------   ---------    --------

   Net cash (used for) operating activities               (116,263)   (177,420)    (17,400)
                                                        ----------   ---------    --------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of real estate, property, equipment
 and leasehold improvements                                (79,296)    (57,130)    (19,932)
Proceeds from disposals of real estate, property
 and equipment                                              59,814     198,287      46,043
Proceeds from disposal of discontinued operations,
 net of expenses                                              -      1,042,067        -
Investment in Providential Life in 1996 and Fidei
 in 1998                                                   (62,264)       -        (11,196)
Advances on loan receivables                              (153,920)    (97,898)   (113,787)
Principal collections on loan receivables                   79,258     114,411     128,756
Proceeds from sales of loan receivables                     89,516        -           -
Purchases of investments (other than short-term)        (2,897,174) (1,716,242)   (877,542)
Proceeds from maturities of investments                    844,384     324,415     329,440
Proceeds from sales of investments                       2,134,113     732,361     604,259
                                                        ----------  ----------   ---------

   Net cash provided by investing activities                14,431     540,271      86,041
                                                        ----------  ----------   ---------


                                                                                (continued)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 1998, 1997 and 1996

                                                            1998         1997       1996
                                                            ----         ----       ----
                                                                    (In thousands)

Net cash flows from financing activities:
-----------------------------------------
Net change in short-term borrowings                     $  84,911    $ (50,000)  $     207
Net change in customer banking deposits                    (8,670)     (10,646)      6,199
Issuance of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust                    -         147,465         -
Reduction of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust                 (42,217)        -            -
Issuance of long-term debt, net of issuance
 costs                                                     14,428        9,566     141,581
Reduction of long-term debt                                  (388)     (30,944)   (139,861)
Purchase of common shares for treasury                    (59,348)      (1,484)       (837)
Dividends paid                                             (8,380)     (15,964)    (15,100)
                                                        ---------    ---------   ---------
   Net cash provided by (used for)
    financing activities                                  (19,664)      47,993      (7,811)
                                                        ---------    ---------   ---------
   Net (decrease) increase in cash and
    cash equivalents                                     (121,496)     410,844      60,830
Cash and cash equivalents at January 1,                   581,186      170,342     109,512
                                                        ---------    ---------   ---------

Cash and cash equivalents at December 31,               $ 459,690    $ 581,186   $ 170,342
                                                        =========    =========   =========


Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the year for:
 Interest                                                 $46,469      $48,456     $53,854
 Income tax payments, net of refunds                      $60,266      $28,100     $ 6,682



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1998, 1997 and 1996
(In thousands, except per share amounts)

                                       Common              Accumulated
                                       Shares  Additional     Other
                                       $1 Par   Paid-in   Comprehensive  Retained
                                        Value   Capital      Income      Earnings    Total
                                        -----   -------   -------------  --------    -----
Balance, January 1, 1996              $60,164   $159,914     $ 30,086   $ 861,327 $1,111,491
                                                                                  ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  tax benefit of $15,670                                      (28,327)               (28,327)
 Net income                                                                48,677     48,677
                                                                                  ----------
   Comprehensive income                                                               20,350
                                                                                  ----------
Exercise of options to purchase
 common shares                            288      1,915                               2,203
Purchase of stock for treasury            (34)      (803)                               (837)
Dividends ($.25 per common share)                                         (15,100)   (15,100)
                                      -------   --------     --------   --------- ----------

Balance, December 31, 1996             60,418    161,026        1,759     894,904  1,118,107
                                                                                  ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  taxes of $2,291                                               3,871                  3,871
 Net income                                                               661,815    661,815
                                                                                  ----------
   Comprehensive income                                                              665,686
                                                                                  ----------
Exercise of options to purchase
 common shares                            248      3,263                               3,511
Conversion of 5 1/4% Convertible
 Subordinated Debentures                3,258     90,417                              93,675
Purchase of stock for treasury            (45)    (1,439)                             (1,484)
Dividends ($.25 per common share)                                         (15,964)   (15,964)
                                      -------   --------      -------  ---------- ----------

Balance, December 31, 1997             63,879    253,267        5,630   1,540,755  1,863,531
                                                                                  ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  tax benefit of $3,596                                        (6,612)                (6,612)
 Net change in unrealized foreign
  exchange gain (loss), net of tax
  benefit of $61                                                  211                    211
 Net income                                                                54,343     54,343
                                                                                  ----------
   Comprehensive income                                                               47,942
                                                                                  ----------
Buyback of trust preferred securities,
 net of taxes of $3,354                            6,229                               6,229
Exercise of options to purchase
 common shares                            137      3,048                               3,185
Purchase of stock for treasury         (2,031)   (57,317)                            (59,348)
Dividends                                                                  (8,380)    (8,380)
                                      -------   --------      -------  ---------- ----------

Balance, December 31, 1998            $61,985   $205,227      $  (771) $1,586,718 $1,853,159
                                      =======   ========      =======  ========== ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:

The Company is a diversified financial services holding company engaged in personal and commercial lines of property and casualty insurance, principally in the New York metropolitan area, banking and lending and manufacturing, principally in markets in the United States, and real estate activities. The Company's principal operations are its insurance businesses, of which its principal personal lines insurance products are automobile insurance and homeowners insurance. The Company's principal commercial lines are property and casualty products provided for vehicles (including medallion and radio-controlled livery vehicles), multi-family residential real estate, workers' compensation and various other business classes.

The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by deposits insured by the Federal Deposit Insurance Corporation. The Company's manufacturing operations manufacture and market proprietary plastic netting used for a variety of purposes.

In 1998, the Company classified as discontinued operations its life insurance subsidiaries, Charter National Life Insurance Company ("Charter") and Intramerica Life Insurance Company ("Intramerica"). Prior period financial statements have been restated to conform with this presentation.

2.  Significant Accounting Policies:

(a) Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Certain amounts for prior periods have been reclassified to be consistent with the 1998 presentation and for discontinued operations.

(c) Statements of Cash Flows: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $323,305,000 and $414,833,000 at December 31, 1998 and 1997, respectively.

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

The Company's investments in Russian and Polish equity securities ($18,992,000 and $51,025,000 as of December 31, 1998 and 1997, respectively), none of which is held by the insurance or banking subsidiaries, do not have readily determinable fair values. Given the uncertainties inherent in investing in the emerging markets of Russia and Poland, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. Quarterly, the Company reviews its investment in Russian and Polish equity securities to determine that the carrying amount is realizable. In performing such reviews, the Company considers current market prices, prior sale transactions, the current political and economic environment and other factors. These investments are included in "Other investments" in the Consolidated Balance Sheets. During 1998, due to declines in values that were deemed other than temporary, the Company recorded a pre-tax writedown of approximately $75,000,000 related to its investments in Russian and Polish debt and equity securities. Such writedowns are reflected in the caption "Net securities gains (losses)."

(e) Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($76,397,000 and $67,116,000 at December 31, 1998 and 1997,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

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

(i) Policy Reserves and Unearned Premiums: Liabilities for unpaid losses and loss adjustment expenses ("LAE") applicable to the property and casualty insurance operations are determined using case basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of ultimate claim costs and loss adjustment expenses. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

(j) Income Taxes: The Company provides for income taxes using the liability method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset and the provisions for income taxes are not reduced for the benefit from utilization of tax loss carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

(k) Derivative Financial Instruments: The Company enters into interest rate agreements to manage the impact of changes in interest rates on its customer banking deposits. The difference between the amounts paid and received is accrued and recognized as an adjustment to interest expense (the accrual accounting method). Cash flows related to the agreements are classified as operating activities in the Consolidated Statements of Cash Flows, consistent with the interest payments on the underlying debt. The Company also enters into currency rate swap agreements to hedge net investments in foreign subsidiaries. Gains and losses on such hedges are reported as a component of shareholders' equity. The Company does not have material derivative financial instruments.

(l) Translation of Foreign Currency: Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange gains (losses) were not material.

(m) Recently Issued Accounting Standard: In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for fiscal years beginning after June 15, 1999. The Company is reviewing the impact of the implementation of SFAS 133 on the Company's financial position and results of operations.


3.  Acquisitions:

In 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company contributed $79,500,000 to PIB for a 75% equity interest. Effective as of January 30, 1998, the Company entered into an agreement with PepsiCo, pursuant to which, among other things, PIB repaid in full the Company's $77,705,000 bridge financing and the Company's equity interest in PIB was reduced to 37.9%. Pursuant to this agreement, the Company no longer had any ability to influence PIB; effective February 1, 1998, the Company discontinued accounting for this investment under the equity method of accounting. The agreement relieved the Company of any future funding obligation with respect to PIB and created an option exercisable by either the Company or PepsiCo, pursuant to which PepsiCo was obligated to purchase all of the Company's interest in PIB (the "Option") for $37,000,000, plus interest. In February 1999, PepsiCo exercised the Option for approximately $39,190,000, including interest. The Company will recognize a pre-tax gain of approximately $29,545,000 in the first quarter of 1999. However, when combined with the Company's share of the joint venture losses since inception, the Company's net loss from this investment was approximately $40,310,000.

The Company's investment in PIB is included in the caption "Investments in associated companies."

In the fourth quarter of 1998, the Company acquired a 95.4% interest in Fidei S.A., a French company listed on the Paris Stock Exchange that is engaged directly and through subsidiaries in real estate activities, for approximately $62,300,000, including expenses. In connection with this acquisition, the Company entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure. The counterparties to these currency swap agreements are major financial institutions, which management believes are able to fulfill their obligations. The swap agreements mature in tranches in March 2000 and September 2001.


4.  Investments in Associated Companies:

The Company has investments in several Associated Companies that have adopted various fiscal year-ends. The Company records its portion of the earnings of such companies based on fiscal periods ended up to three months prior to the end of the Company's reporting period.

The following table provides certain summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in 1998, 1997 and 1996 results of operations. (Amounts are in thousands.)


                                                1998          1997
                                                ----          ----

Assets                                       $2,058,222    $1,162,394
                                             ----------    ----------

Liabilities                                   1,903,463     1,104,100
                                              ---------    ----------

Minority interest                                -              6,446
                                             ----------    ----------

   Net assets                                $  154,759    $   51,848
                                             ==========    ==========

The Company's portion of the
 reported net assets                         $   47,788    $   13,160
                                             ==========    ==========


                                              1998            1997           1996
                                              ----            ----           ----
Total revenues                               $790,778       $716,320       $627,568
Income (loss) from continuing
 operations before extraordinary items       $ 79,641       $(66,525)      $(90,607)
Net income (loss)                            $ 79,641       $(66,525)      $(90,607)
The Company's equity in net
 income (loss)                               $ 23,290       $(56,515)      $(33,631)


In December 1997, the Company invested $20,000,000 to acquire a limited partnership interest in an investment partnership. During 1998, the Company recognized income from this partnership of approximately $30,800,000. The partnership currently is in the process of liquidating and making final distributions. The Company does not anticipate that the amount of income to be realized from this investment will be significant in 1999.

As of December 31, 1998, the Company owned a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja"), a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance, workers' compensation insurance and banking in Argentina. During 1998, the Company's previously announced agreement to sell substantially all of its interest in Caja to its Argentine partner was restructured, and in March 1999, the Company sold all of its interest in Caja to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company will record a pre-tax gain of approximately $120,000,000 in its first quarter 1999 results of operations.

At December 31, 1998, investments in associated companies included publicly traded common stock equity interests of 5% or more in the following non-consolidated companies: Carmike Cinemas, Inc. (6% of Class A shares) and MK Gold Company (46%).


5.  Insurance Operations:

The changes in deferred policy acquisition costs were as follows (in thousands):

                                              1998         1997         1996
                                              ----         ----         ----

Balance, January 1,                         $ 23,906     $ 26,585    $ 29,154
 Policy acquisition costs incurred
  and deferred                                39,687       49,354      52,763
 Amortization of deferred
  acquisition costs                          (45,338)     (52,033)    (55,332)
                                            --------     --------    --------

Balance, December 31,                       $ 18,255     $ 23,906    $ 26,585
                                            ========     ========    ========


The effect of reinsurance on premiums written and earned for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                       1998                     1997                    1996
                       ----                     ----                    ----

               Premiums    Premiums    Premiums     Premiums    Premiums    Premiums
               Written      Earned     Written       Earned     Written      Earned
               -------      ------     -------       ------     -------      ------
Direct         $214,878     $247,913    $282,217    $304,891    $338,648    $353,902
Assumed              93          148         200         280       1,030       1,115
Ceded           (17,528)     (19,485)    (29,184)    (30,156)    (29,898)    (28,584)
               --------     --------    --------    --------    --------    --------

  Net          $197,443     $228,576    $253,233    $275,015    $309,780    $326,433
               ========     ========    ========    ========    ========    ========

Percentage
 of amount
 assumed
 to net             .05%         .06%        .08%        .10%        .33%        .34%
                    ===          ===         ===         ===         ===         ===

Recoveries recognized on reinsurance contracts were $38,958,000 in 1998, $29,786,000 in 1997 and $25,473,000 in 1996.

Net income (loss) as determined in accordance with statutory accounting principles ("SAP") as reported to the domiciliary state of the Company's property and casualty insurance subsidiaries were $(9,410,000), $3,405,000 and $26,905,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The related statutory surplus was $199,772,000, $217,925,000 and $220,317,000 at
December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the statutory surplus of the Empire Insurance Group was $160,603,000.

The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval. As of December 31, 1998, $15,079,000 could be distributed to the Company without regulatory approval.

The Company's insurance subsidiaries are contingently liable for possible assessments under state regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have not been material.

In the following table, the liabilities for unpaid losses and LAE, of the Empire Insurance Group is reconciled for each of the three years in the period ended December 31, 1998. The changes in the liabilities include adjustments for the current year's business and changes in estimates of prior years' liabilities.

                                         1998           1997          1996
                                         ----           ----          ----
                                                   (In thousands)
Net SAP liability for losses
 and LAE at beginning of year          $487,116       $481,138      $476,692
                                       --------       --------      --------

Provision for losses and
 LAE for claims occurring
 in the current year                    191,482        248,408       271,633
Increase in estimated losses
 and LAE for claims
 occurring in prior years                42,290         27,027        28,183
                                       --------       --------      --------
Total incurred losses
 and LAE                                233,772        275,435       299,816
                                       --------       --------      --------

Losses and LAE payments for
 claims occurring during:
  Current year                           64,739         80,149        93,036
  Prior years                           186,831        189,308       202,334
                                       --------       --------      --------
                                        251,570        269,457       295,370
                                       --------       --------      --------

Net SAP liability for losses
 and LAE at end of year                 469,318        487,116       481,138

Reinsurance recoverable                  72,956         58,592        51,181
                                       --------       --------      --------

Liability for losses and LAE
 at end of year as reported
 in financial statements (GAAP)        $542,274       $545,708      $532,319
                                       ========       ========      ========


6. Discontinued Operations:

In September 1998, the Company reinsured, retroactive to January 1, 1998, substantially all of its life insurance business to Allstate Life Insurance Company ("Allstate") and a subsidiary thereof in an indemnity reinsurance transaction. While the premium received on this transaction was approximately $28,675,000, the gain on the reinsurance transaction was deferred and is being amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts. In December 1998, the Company signed an agreement to sell its life insurance subsidiaries, Charter and Intramerica, to Allstate for statutory surplus at the date of sale (approximately $62,200,000 at December 31, 1998), plus $3,575,000. This transaction is expected to result in a pre-tax gain of approximately $20,000,000, principally resulting from recognition of deferred gains from prior reinsurance transactions, including the reinsurance transaction described above. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 1999.

In September 1997, the Company completed the sale of the Colonial Penn Life Group to Conseco, Inc. for $460,000,000, including $400,000,000 in notes maturing on January 2, 2003 collateralized by non-cancelable letters of credit and $60,000,000 in cash. These companies were principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The Company reported a pre-tax gain of approximately $271,750,000 on the sale. In connection with the sale of the Colonial Penn Life Group, the Company reinsured certain life insurance policies for a premium of $25,000,000. The gain on this reinsurance transaction was deferred and is being amortized into income based on actuarial estimates of the premium revenue of the underlying insurance contracts. Upon the closing of the sale to Allstate described above, the remaining deferred gain will be recognized in income.

In November 1997, the Company completed the sale of the property and casualty insurance business of the Colonial Penn P&C Group to General Electric Capital Corporation for total cash consideration of $1,018,100,000, plus $14,300,000 for retention of certain employee benefit liabilities. The Group's primary business was providing private passenger automobile insurance to the mature adult population through direct response marketing. The Company reported a pre-tax gain of approximately $589,950,000 on the sale.

At December 31, 1998 and 1997 the components of net assets of discontinued operations are as follows (in thousands):

                                                      1998           1997
                                                      ----           ----

     Investments                                    $ 65,788       $ 83,431
     Cash and cash equivalents                         3,032         25,995
     Separate account assets                         619,578        541,546
     Notes and other receivables                     179,580        175,777
     Other                                            15,425            201
                                                    --------       --------
       Total assets                                  883,403        826,950
                                                    --------       --------

     Policy reserves                                 179,083        191,374
     Separate account liabilities                    619,578        541,546
     Other                                            39,734         22,113
                                                    --------       --------
       Total liabilities                             838,395        755,033
                                                    --------       --------

       Net assets of discontinued operations        $ 45,008       $ 71,917
                                                    ========       ========

A summary of the results of discontinued operations (through the dates of sale) is as follows for each of the three years in the period ended December 31, 1998 (in thousands):

                                                           1998        1997         1996
                                                           ----        ----         ----
Charter and Intramerica:

         Revenues                                         $10,799     $12,739     $13,881
                                                          -------     -------     -------

         Expenses:
           Provision for insurance losses
            and policy benefits                              (646)      1,898       1,846
           Other operating expenses                        (1,079)     11,537       3,187
                                                          -------     -------     -------
                                                           (1,725)     13,435       5,033
                                                          -------     -------     -------

         Income (loss) before income taxes                 12,524        (696)      8,848
         Income taxes                                       4,383        (360)      3,047
                                                          -------     -------     -------
         Income (loss) from discontinued
          operations, net of taxes                        $ 8,141     $  (336)    $ 5,801
                                                          =======     =======     =======

Colonial Penn P&C Group:

         Revenues                                                    $512,811    $592,005
                                                                     --------    --------

         Expenses:
           Provision for insurance losses
            and policy benefits                                       373,602     421,823
           Other operating expenses                                    86,519     100,660
                                                                     --------    --------
                                                                      460,121     522,483
                                                                     --------    --------

         Income before income taxes                                    52,690      69,522
         Income taxes                                                  18,329      22,288
                                                                     --------    --------
         Income from discontinued
          operations, net of taxes                                   $ 34,361    $ 47,234
                                                                     ========    ========


Colonial Penn Life Group:

         Revenues                                                    $166,078    $230,228
                                                                     --------    --------

         Expenses:
           Provision for insurance losses
            and policy benefits                                       100,964     139,135
           Other operating expenses                                    28,341      42,764
                                                                     --------    --------
                                                                      129,305     181,899
                                                                     --------    --------

         Income before income taxes                                    36,773      48,329
         Income taxes                                                  12,282      16,988
                                                                     --------    --------
         Income from discontinued
          operations, net of taxes                                   $ 24,491    $ 31,341
                                                                     ========    ========

7.  Investments:

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1998 and 1997 are as follows (in thousands):

                                                        Gross           Gross       Estimated
                                         Amortized    Unrealized      Unrealized      Fair
                                           Cost         Gains          Losses         Value
                                         ---------    ----------      ----------    ---------
Held to maturity:
1998
----
Bonds and notes:
 United States Government
  agencies and authorities                $23,743          $348            $22       $24,069
 States, municipalities
  and political subdivisions                6,818             3             -          6,821
 All other corporates                         349            -               2           347
Other fixed maturities                     16,346            -              -         16,346
                                          -------          ----            ---       -------

                                          $47,256          $351            $24       $47,583
                                          =======          ====            ===       =======

1997
----
Bonds and notes:
 United States Government
  agencies and authorities                $22,161          $166            $46       $22,281
 States, municipalities
  and political subdivisions                3,002             3             -          3,005
 All other corporates                         141            -               5           136
Other fixed maturities                     10,894            -              -         10,894
                                          -------          ----            ---       -------

                                          $36,198          $169            $51       $36,316
                                          =======          ====            ===       =======

Available for sale:
1998
----
Bonds and notes:
 United States Government
  agencies and authorities             $1,313,764       $ 5,736        $ 1,290    $1,318,210
 States, municipalities
  and political subdivisions                  126           -              -             126
 Foreign governments                        2,955         3,131            -           6,086
 Public utilities                           2,166           -                1         2,165
 All other corporates                     204,288         8,241          7,762       204,767
                                       ----------       -------        -------    ----------

   Total fixed maturities               1,523,299        17,108          9,053     1,531,354
                                       ----------       -------        -------    ----------

Equity securities:
 Preferred stocks                           5,571           281             16         5,836
 Common stocks:
  Banks, trusts and insurance
   companies                               20,036           -            6,312        13,724
  Industrial, miscellaneous and
   all other                                6,833           276          4,914         2,195
                                       ----------       -------        -------    ----------

   Total equity securities                 32,440           557         11,242        21,755
                                       ----------       -------        -------    ----------

Other                                          50           -               33            17
                                       ----------       -------        -------    ----------

                                       $1,555,789       $17,665        $20,328    $1,553,126
                                       ==========       =======        =======    ==========


7.  Investments, continued:

                                                        Gross           Gross       Estimated
                                         Amortized    Unrealized      Unrealized      Fair
                                           Cost         Gains          Losses         Value
                                         ---------    ----------      ----------    ---------
1997
----
Bonds and notes:
 United States Government
  agencies and authorities             $1,361,597       $ 5,778         $2,241     $1,365,134
 Foreign governments                       34,364         3,511            175         37,700
 All other corporates                     239,254         3,054          2,207        240,101
                                       ----------       -------         ------     ----------

   Total fixed maturities               1,635,215        12,343          4,623      1,642,935

Equity securities:
 Common stocks - industrial,
  miscellaneous and all other               3,464           998            945          3,517

Other                                       5,000          -                63          4,937
                                       ----------       -------         ------     ----------

                                       $1,643,679       $13,341         $5,631     $1,651,389
                                       ==========       =======         ======     ==========

Reclassification amounts included in comprehensive income for the year ended December 31, 1998 are as follows (in thousands):

Unrealized holding (losses) arising during
 the period, net of taxes of $1,366                               $(2,467)
Less: reclassification adjustment for gains
 included in net income, net of taxes of $2,230                    (4,145)
                                                                  -------
Net change in unrealized gain (loss) on investments,
 net of taxes of $3,596                                           $(6,612)
                                                                  =======

The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1998, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Held to Maturity             Available for Sale
                                      ----------------             ------------------
                                                  Estimated                    Estimated
                                    Amortized       Fair         Amortized        Fair
                                      Cost          Value          Cost           Value
                                    ---------     ---------      ---------     ---------
                                                       (In thousands)
Due in one year or less              $18,320       $18,327       $  803,748    $  811,298
Due after one year
 through five years                   15,631        15,712          495,065       492,083
Due after five years
 through ten years                     6,431         6,680          141,124       142,781
Due after ten years                    4,554         4,544            4,943         4,951
                                     -------       -------       ----------    ----------
                                      44,936        45,263        1,444,880     1,451,113

Mortgage-backed securities             2,320         2,320           78,419        80,241
                                     -------       -------       ----------    ----------

                                     $47,256       $47,583       $1,523,299    $1,531,354
                                     =======       =======       ==========    ==========

At December 31, 1998 and 1997 securities with book values aggregating $8,119,000 and $8,003,000, respectively, were on deposit with various regulatory authorities. Additionally, at December 31, 1998 and 1997, securities with book values of approximately $105,000,000 collateralized a letter of credit issued in connection with the sale of the Colonial Penn P&C Group.

Certain information with respect to trading securities at December 31, 1998 and 1997 is as follows (in thousands):

                                                    Amortized     Estimated      Carrying
                                                       Cost       Fair Value       Value
                                                       ----       ----------       -----
1998
----
Fixed maturities - corporate bonds
 and notes                                            $ 16,782      $ 17,477     $ 17,477
Equity securities:
 Preferred stocks                                      105,775       101,964      101,964
 Common stocks - industrial,
  miscellaneous and all other                               72           105          105
Options and warrants                                     1,119           431          431
Other investments                                        9,159        12,599       12,599
                                                      --------      --------     --------

  Total trading securities                            $132,907      $132,576     $132,576
                                                      ========      ========     ========


1997
----
Fixed maturities - corporate bonds
 and notes                                            $  5,360      $  5,419     $  5,419
Equity securities:
 Preferred stocks                                      100,483       107,567      107,567
 Common stocks - industrial,
  miscellaneous and all other                            1,600         1,600        1,600
Options and warrants                                     1,036           830          830
                                                      --------      --------      -------

  Total trading securities                            $108,479      $115,416     $115,416
                                                      ========      ========     ========


8.  Trade, Notes and Other Receivables, Net:

A summary of trade, notes and other receivables, net at December 31, 1998 and 1997 is as follows (in thousands):

                                                                     1998          1997
                                                                     ----          ----
Note receivable from Conseco, Inc. from sale
 of the Colonial Penn Life Group (including
 accrued interest) (see Note 6)                                    $405,854      $406,223
Instalment loan receivables, net of unearned
 finance charges of $3,026 and $919(a)                              185,183       202,938
Receivables related to securities                                   112,684           343
Receivables relating to real estate activities                       68,863         8,552
Tenant receivables of Fidei                                          53,775          -
Premiums receivable                                                  40,374        49,451
Bridge financing to PIB                                                -           77,705
Other                                                                23,590        22,455
                                                                   --------      --------
                                                                    890,323       767,667
Allowance for doubtful accounts (including $9,398
 and $10,199 applicable to loan receivables of
 banking and lending subsidiaries and, in 1998,
 $40,955 relating to Fidei)                                         (57,022)      (16,330)
                                                                   --------      --------
                                                                   $833,301      $751,337
                                                                   ========      ========

(a) Contractual maturities of instalment loan receivables at December 31, 1998 were as follows (in thousands): 1999 - $44,017; 2000 - $37,474; 2001 - $33,236;
2002 - $30,362 and 2003 and thereafter - $40,094. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

9.  Prepaids and Other Assets:

At December 31, 1998 and 1997, prepaids and other assets included real estate assets, net, of $397,404,000 and $93,264,000, respectively. Approximately $245,870,000 of the 1998 real estate investment consists of real estate assets held by Fidei. These assets are primarily office buildings located in Paris, France and its environs which Fidei is currently marketing for sale.

10. Trade Payables, Expense Accruals and Other Liabilities:

A summary of trade payables and expense accruals and other liabilities at December 31, 1998 and 1997 is as follows (in thousands):

                                                      1998        1997
                                                      ----        ----
Trade Payables and Expense Accruals:
 Payables related to securities                     $144,088    $ 97,844
 Trade and drafts payable                             27,629      20,512
 Accrued compensation, severance and other
  employee benefits                                   18,695      33,269
 Accrued interest payable                             14,420       5,709
 Taxes, other than income                              8,441       2,817
 Provision for servicing carrier claims                5,768      12,337
 Amount due on reinsurance                             3,017      16,160
 Other                                                11,427      20,114
                                                    --------    --------

                                                    $233,485    $208,762
                                                    ========    ========

Other Liabilities:
 Liability for unredeemed trading stamps            $ 19,517    $ 22,227
 Postretirement and postemployment benefits           18,855      21,584
 Liabilities related to real estate activities        13,446          19
 Unearned service fees                                 7,465      15,129
 Other                                                50,114      34,182
                                                    --------    --------

                                                    $109,397    $ 93,141
                                                    ========    ========

11.  Indebtedness:

The principal amount, stated interest rate and maturity of debt outstanding at December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                          1998           1997
                                                          ----           ----
Payable in U.S. dollars:
Senior Notes:
 Bank credit facility                                   $ 65,500       $   -
 7 3/4% Senior Notes due 2013, less debt
  discount of $731 and $781                               99,269         99,219
 Industrial Revenue Bonds (with variable interest)         9,815          9,815
 Other due 1999 through 2016 with a weighted average
  interest rate of 8.3%                                   64,182          9,447
                                                        --------       --------
                                                         238,766        118,481
                                                        --------       --------
Subordinated Notes:
 8 1/4% Senior Subordinated Notes due 2005               100,000        100,000
 7 7/8% Senior Subordinated Notes due 2006,
  less debt discount of $540 and $609                    134,460        134,391
                                                        --------       --------
                                                         234,460        234,391
                                                        --------       --------
Payable in other currencies:
 Euro denominated debt due 2001
  through 2009 with a weighted average effective
  interest rate of 5.1%                                  249,375           -
                                                        --------       --------
                                                        $722,601       $352,872
                                                        ========       ========

At December 31, 1998 the Company had an unsecured bank credit facility of $100,000,000 which bears interest based on the prime rate or LIBOR and matures in November 2002. $65,500,000 was borrowed under this bank credit facility as of December 31, 1998.

The Euro denominated debt, which is non-recourse to the Company, is entirely related to the acquisition of Fidei.

The most restrictive of the Company's debt instruments require maintenance of minimum Tangible Net Worth and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on dividends, investments, liens, contingent obligations and certain other matters. As of December 31, 1998, cash dividends of approximately $579,000,000 would be eligible to be paid under the most restrictive covenants.

The Company reported extraordinary losses on early extinguishment of its 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures") and its 10 3/8% Senior Subordinated Notes due 2002 of $3,165,000 ($2,057,000 after taxes or $.03 per share) in 1997 and $10,520,000 ($6,838,000 after taxes or $.11 per share) in 1996.

Approximately $10,470,000 of the manufacturing division's net property, equipment and leasehold improvements are pledged as collateral for the Industrial Revenue Bonds; and approximately $94,030,000 of other assets (primarily investments and property) are pledged for other indebtedness aggregating approximately $49,182,000.

Interest rate agreements are used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. At December 31, 1998 and 1997, the notional amounts of the Company's interest rate swaps were $60,000,000 and $25,000,000, respectively. These interest rate swaps expire in 2003 and require fixed rate payments of 5.07%. The Company would have been required to pay $292,000 at December 31, 1998 and $636,000 at December 31, 1997 to retire these agreements. The LIBOR rate at December 31, 1998 was 5.07%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements as well as interest to be paid under the related variable debt obligations. In connection with the acquisition of Fidei, the Company borrowed $62,300,000 under its bank credit facility and entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure. The swap agreements mature in tranches in March 2000 and September 2001.

Counterparties to interest rate and currency swap agreements are major financial institutions, which management believes are able to fulfill their obligations. Any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2003 are as follows (in thousands): 1999 - $99,142; 2000 - $870; 2001 - $71,170; 2002 - $8,006; and, 2003 - $97,803.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 5.8% and 5.9% at December 31, 1998 and 1997, respectively.

12.  Preferred Securities of Subsidiary Trust:

In January 1997, the Company sold $150,000,000 aggregate liquidation amount of 8.65% trust issued preferred securities of its wholly-owned subsidiary, Leucadia Capital Trust I (the "Trust"). These Company-obligated mandatorily redeemable preferred securities have an effective maturity date of January 15, 2027 and represent undivided beneficial interests in the Trust's assets, which consist solely of $154,640,000 principal amount of 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 of the Company. Considered together, the "back-up undertakings" of the Company related to the Trust's preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. During 1998, a subsidiary of the Company repurchased $51,800,000 aggregate liquidation amount of the 8.65% trust issued preferred securities for $42,200,000, plus accrued interest. The difference between the purchase price and the book value was credited directly to shareholders' equity, net of taxes.


13. Common Shares, Stock Options and Preferred Shares:

The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. In October 1998, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 1998, the Company acquired 2,111,193 Common Shares at an average price of $29.23 per Common Share. From January 1, 1999 through March 12, 1999, the Company acquired 1,738,570 Common Shares at an average price of $29.98 per Common Share. As a result, as of March 13, 1999, the Company is authorized to repurchase 3,788,717 Common Shares.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of income or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of income for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of income consistent with the provisions of SFAS 123, the Company's net income and earnings per share for 1998, 1997 and 1996 would not have been materially different from those reported.

A summary of activity with respect to the Company's stock options for the three years ended December 31, 1998 is as follows:

                                                                                     Available
                                          Common         Weighted                       for
                                          Shares         Average         Options       Future
                                          Subject        Exercise      Exercisable     Option
                                         to Option        Prices       at Year-End     Grants
                                         ---------        ------       -----------     ------
Balance at January 1, 1996                 772,618         $12.79        443,018      1,583,100
                                                                         =======      =========
     Granted                               630,200         $26.54
     Exercised                            (287,792)        $ 7.66
     Cancelled                             (41,100)        $16.54
                                         ---------

Balance at December 31, 1996             1,073,926         $22.09        317,826        974,400
                                                                         =======      =========
     Granted                                77,500         $26.67
     Exercised                            (248,196)        $14.15
     Cancelled                            (393,470)        $24.69
                                         ---------

Balance at December 31, 1997               509,760         $24.64        171,980      1,278,770
                                                                         =======      =========
     Granted                                 4,000         $35.38
     Exercised                            (137,922)        $23.10
     Cancelled                             (53,800)        $25.02
                                         ---------

Balance at December 31, 1998               322,038         $25.37        147,378      1,328,570
                                         =========                       =======      =========

The weighted-average fair value of the options granted was $8.50 per share for 1998, $6.39 per share for 1997 and $7.04 per share for 1996 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 20.0% for 1998, 20.3% for 1997 and 25.3% for 1996 (2) risk-free interest rates of 5.6% for 1998, 6.1% for 1997 and 6.0% for 1996; (3) expected lives of 4.0 years for 1998 and 3.7 years for 1997 and 1996; and (4) dividend yields of .7% for 1998 and .9% for 1997 and 1996.

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                               Options Outstanding                     Options Exercisable
                    ----------------------------------------      ----------------------------
                                   Weighted
                      Common        Average        Weighted          Common         Weighted
                      Shares       Remaining       Average           Shares          Average
   Range of         Subject to    Contractual      Exercise        Subject to       Exercise
Exercise Prices       Option         Life           Price            Option           Price
---------------       ------         ----           -----            ------           -----
$17.88 - $20.44        68,238       .9 years        $20.25          67,038            $20.29
$23.25 - $26.63       241,800      3.2 years        $26.37          78,540            $26.33
$31.50 - $35.63        12,000      4.2 years        $34.17           1,800            $33.79
                      -------                                      -------

$17.88 - $35.63       322,038      2.8 years        $25.37         147,378            $23.68
                      =======                                      =======

At December 31, 1998 and 1997, 1,650,608 and 1,788,530, respectively, of the Company's Common Shares were reserved for stock options.

At December 31, 1998 and 1997, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

14.  Net Securities Gains (Losses):

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 1998 (in thousands):

                                                             1998        1997       1996
                                                             ----        ----       ----
Net realized gains on fixed maturities                    $ 13,021     $ 1,340     $ 6,990
Writedown related to investments in Russian
 and Polish debt and equity securities                     (75,371)       -           -
Net unrealized gains (losses) on trading
 securities                                                 (1,456)      2,932      (3,834)
Net realized gains (losses) on equity and other
 securities                                                  2,935      (1,023)     20,961
                                                          --------     -------     -------

                                                          $(60,871)    $ 3,249     $24,117
                                                          ========     =======     =======

Proceeds from sales of investments classified as available for sale were $1,687,385,000, $734,443,000 and $594,286,000 during 1998, 1997 and 1996, respectively. Gross gains of $24,964,000, $6,054,000 and $24,351,000 and gross losses of $33,784,000, $2,403,000 and $5,123,000 were realized on these sales during 1998, 1997 and 1996, respectively.

15.  Other Results of Operations Information:

Investment and other income for each of the three years in the period ended December 31, 1998 consist of the following (in thousands):

                                                              1998        1997        1996
                                                              ----        ----        ----
      Interest on short-term investments                    $ 24,246    $ 14,301    $  8,532
      Interest on fixed maturities                            94,547      72,084      58,609
      Interest on notes receivable                            26,717       6,789         615
      Other investment income                                 15,592       4,191       4,337
      Service fee income                                      13,169      32,257      25,084
      Trading stamp revenues                                   4,032       8,194      12,017
      Rental income                                           16,864       8,082      10,560
      Gains on sale of real estate and other assets,
       net of costs                                           34,629      75,298      11,078
      Gain on sale of loan portfolio                           6,535        -           -
      Litigation settlements                                    -            579       5,434
      Other                                                   15,048      13,278      19,824
                                                            --------    --------    --------

                                                            $251,379    $235,053    $156,090
                                                            ========    ========    ========

During 1998, the Company's subsidiaries, American Investment Bank, N.A. and American Investment Financial, sold substantially all of their executive and professional loan portfolios for aggregate proceeds of $89,500,000. The Company reported a pre-tax gain on the sales of approximately $6,535,000 for the year ended December 31, 1998.

In June 1997 the Company sold its investment in a New York City office building for $100,000,000 in cash. The Company reported a pre-tax gain of approximately $35,600,000 on the sale.

Taxes, other than income or payroll, included in operations amounted to $10,563,000 (including $3,131,000 of premium taxes) for the year ended December 31, 1998, $10,707,000 (including $4,137,000 of premium taxes) for the year ended December 31, 1997 and $16,150,000 (including $5,099,000 of premium taxes) for the year ended December 31, 1996.

Advertising costs amounted to $2,150,000, $4,026,000 and $5,138,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

16.  Income Taxes:

The principal components of the deferred tax liability at December 31, 1998 and 1997 are as follows (in thousands):

                                                                       1998          1997
                                                                       ----          ----
      Deferred Tax Asset:
      Insurance reserves and unearned premiums                       $ 30,868     $ 33,831
      Securities valuation reserves                                    47,112       20,129
      Other accrued liabilities                                         1,556        7,890
      Unrealized losses on investments                                  1,106         -
      Tax loss carryforwards, net of tax sharing payments              63,228       39,047
                                                                     --------     --------
                                                                      143,870      100,897
        Valuation allowance                                          (102,403)     (71,776)
                                                                     --------     --------
                                                                       41,467       29,121
                                                                     --------     --------
      Deferred Tax Liability:
      Instalment sale                                                 (12,000)     (12,000)
      Unrealized (gains) on investments                                  -          (2,613)
      Depreciation                                                     (6,098)      (5,864)
      Policy acquisition costs                                         (6,389)      (8,367)
      Other, net                                                      (24,689)     (23,016)
                                                                     --------     --------
                                                                      (49,176)     (51,860)
                                                                     --------     --------

      Net deferred tax liability                                     $ (7,709)    $(22,739)
                                                                     ========     ========

The valuation allowance principally relates to capital loss carryforwards, certain acquired tax loss carryforwards, the usage of which is subject to certain limitations and certain other matters which may restrict their utilization, and unrealized capital losses. Upon the closing of the sale of the Company's interest in Caja (see Note 4), the valuation allowance will be reduced by approximately $30,000,000 due to the availability of capital loss carryforwards to offset a portion of the capital gain.

The (benefit) for income taxes for each of the three years in the period ended December 31, 1998 was as follows (in thousands):

                                                           1998        1997         1996
                                                           ----        ----         ----
State income taxes (principally
 currently payable)                                      $ (1,500)   $  3,729     $  1,200
Federal income taxes:
 Current                                                  (31,249)    (10,375)        (397)
 Deferred                                                   7,576      (3,753)     (20,629)
Foreign income taxes (principally
 currently payable)                                           100         508          500
                                                         --------    --------     --------

                                                         $(25,073)   $ (9,891)    $(19,326)
                                                         ========    ========     ========

The table below reconciles expected statutory federal income tax to actual income tax (benefit) (in thousands):

                                                           1998        1997         1996
                                                           ----        ----         ----
Expected federal income tax                              $ 10,282     $(8,483)    $(16,865)
State income taxes, net of federal
 income tax benefit                                          (975)      2,424          780
Reduction in valuation allowance                           (8,065)     (1,890)      (1,693)
Recognition of additional tax benefits                    (30,870)     (2,719)      (2,500)
Tax on policyholder surplus account                         5,406        -            -
Other                                                        (851)        777          952
                                                         --------     -------     --------

   Actual income tax (benefit)                           $(25,073)    $(9,891)    $(19,326)
                                                         ========     =======     ========

Reflected above as recognition of additional tax benefits, are reductions to the Company's income tax provision for the favorable resolution of certain contingencies and, in 1998, for a change in the Company's 1997 estimated federal income tax liability. The valuation allowance applicable to the deferred income tax asset gives effect to the possible unavailability of certain income tax deductions. During 1998, 1997 and 1996 certain matters were favorably resolved and the Company reduced the valuation allowance as reflected in the above reconciliation. However, during 1998, the valuation allowance was also increased by approximately $38,000,000 for capital losses.

At December 31, 1998, the Company had tax loss carryforwards of $15,000,000, which are available to reduce federal income tax payments for the entire consolidated group, and certain of the Company's subsidiaries had tax loss carryforwards of $47,000,000, which can only be used to reduce federal income tax payments for the group that generated the carryforward. The tax loss carryforwards of the Company and its subsidiaries have been reflected in the deferred tax liability after applying the statutory federal income tax rate less any applicable tax sharing payments to the Internal Revenue Service. The tax loss carryforwards of the Company expire primarily in 2010. The tax loss carryforwards of the Company's subsidiaries expire in 2002 and 2003. In addition, at December 31, 1998 the Company had capital loss carryforwards of $110,000,000 which expire in 2002 and 2003.

Limitations exist under the tax law which may restrict the utilization of the tax loss carryforwards. In addition, the capital loss carryforwards can only be used to offset capital gains. These limitations are considered in the determination of the valuation allowance.

Under certain circumstances, the value of the carryforwards available could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes restrictions which prohibit transfers of the Company's Common Stock under certain circumstances.

In connection with the sale of certain of the Company's operations in recent years, the Company had indemnified the purchasers for certain tax matters. The Company does not believe that such indemnification obligation will result in any additional material liability to the Company.

17.  Pension Plans and Postretirement Benefits:

The Company maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. The Company funds its pension plans in amounts sufficient to satisfy minimum ERISA funding requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans which resulted in the recognition of approximately $6,500,000 of net curtailment gains.

A summary of activity with respect to the Company's pension plans for 1998 and 1997 is as follows (in thousands):

                                                         1998        1997
                                                         ----        ----
       Projected Benefit Obligation:
       Projected benefit obligation
        at January 1,                                  $100,314    $ 98,733
       Service cost (a)                                   2,590       4,234
       Interest cost (a)                                  5,536       7,411
       Actuarial loss                                       561      10,016
       Benefits paid                                     (5,055)    (10,111)
       Settlements                                      (31,060)     (2,021)
       Curtailment                                       (9,491)     (7,948)
                                                       --------    --------
          Projected benefit obligation
           at December 31,                             $ 63,395    $100,314
                                                       ========    ========

       Change in Plan Assets:
       Fair value of plan assets
        at January 1,                                  $ 93,088    $ 90,902
       Actual return of plan assets                       5,186       8,967
       Employer contributions                             1,076       6,059
       Benefits paid                                     (5,012)    (10,111)
       Administrative expenses                             (626)        (74)
       Settlements                                      (31,230)     (2,655)
                                                       --------    --------
          Fair value of plan assets
           at December 31,                             $ 62,482    $ 93,088
                                                       ========    ========

       Funded Status                                   $   (913)   $ (7,226)
       Unrecognized prior service cost                       66          84
       Unrecognized net loss at January 1, 1987              -          378
       Unrecognized net loss from experience
        differences and assumption changes                2,356       4,341
                                                       --------    --------

          Accrued pension asset (liability)            $  1,509    $ (2,423)
                                                       ========    ========

     (a) Includes $369 and $5,760 for 1998 and 1997, respectively, relating to discontinued operations' obligations which were retained.

Pension expense charged to operations included the following components (in thousands):

                                                         1998        1997        1996
                                                         ----        ----        ----
     Service cost                                       $ 2,542     $ 2,240     $ 2,496
     Interest cost                                        5,215       3,645       3,606
     Expected return on plan assets                      (5,108)     (3,330)     (2,989)
     Amortization of prior service cost                     (89)        (72)      1,001
     Amortization of transition obligation                  121          95          90
     Recognized net actuarial loss                          171         152         502
                                                        -------     -------     -------

       Net pension expense                              $ 2,852     $ 2,730     $ 4,706
                                                        =======     =======     =======

The projected benefit obligation at December 31, 1998 and 1997 was determined using an assumed discount rate of 6.75% and 7.0%, respectively, and, for 1997, an assumed compensation increase rate of 4.3%. The assumed long-term rate of return on plan assets was 7.5% and 7.4% at December 31, 1998 and 1997, respectively.

The Company also has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $1,057,000, $1,202,000 and $1,340,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged (credited) to expense (principally amortization of a curtailment gain in 1998 and 1997 and interest in 1996) related to such benefits were $(1,990,000) in 1998, $(2,851,000) in 1997 and $1,355,000 in 1996.

A summary of activity with respect to the Company's postretirement plans for 1998 and 1997 is as follows:

                                                     1998            1997
                                                     ----            ----
  Accumulated postretirement
   benefit obligation at January 1,                $11,090          $15,892
  Service cost                                          30               23
  Interest cost                                        805              776
  Contributions by plan participants                   401               68
  Actuarial loss (gain)                                906           (4,770)
  Benefits paid                                     (1,341)            (899)
                                                   -------          -------

     Accumulated postretirement benefit
      obligation at December 31,                    11,891           11,090
  Unrecognized prior service cost                    2,259            4,847
  Unrecognized net actuarial gain                    2,482            3,622
                                                   -------          -------

     Accrued postretirement benefit obligation     $16,632          $19,559
                                                   =======          =======

The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.0% at December 31, 1998 and 1997, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 6.0% and 9.5% for 1998 and 6.9% and 10.5% for 1997, declining to an ultimate rate of between 5.0% and 6.0% by 2006.

If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 1998 would have increased or decreased by $823,000 and $729,000, respectively. The effect of these changes on the aggregate of service and interest cost for 1998 would be immaterial.


18.  Commitments:

The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to twenty years. Rental expense (net of sublease rental income) charged to operations was $7,680,000 in 1998, $7,307,000 in 1997 and $8,583,000 in 1996. Aggregate minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) relating to facilities under lease in effect at December 31, 1998 are as follows (in thousands): 1999 - $7,144; 2000 - $6,982; 2001 - $6,912; 2002 -
$6,772; 2003 - $6,495; and thereafter - $103,802. Future minimum sublease rental income relating to facilities under lease in effect at December 31, 1998 are as follows (in thousands): 1999 - $848; 2000 - $863; 2001 - $868; 2002 - $876; 2003
- $883; and thereafter - $4,049.

Included in the amounts shown above are the gross future minimum annual rental payments relating to a twenty year lease which the Empire Group entered into beginning November 1998 for its executive and administrative offices. These offices are in an office building in which the Company has an equity interest. The above amounts have not been reduced for the Company's share of rental income due to its equity participation in this office building. In connection with this equity investment, the Company has committed to invest up to $25,000,000, of which $5,000,000 is currently invested.

In connection with the sale of certain subsidiaries, the Company has made or guaranteed the accuracy of certain representations given to the acquiror. No material loss is expected in connection with such matters.

In connection with the sale of the Colonial Penn P&C Group, the Company provided the purchaser with a $100,000,000 non-cancelable letter of credit to collateralize certain indemnification obligations. This letter of credit is collateralized by certain deposits of the Company aggregating approximately $105,000,000.

The insurance and the banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $293,888,000 at December 31, 1998.

19.  Litigation:

The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

20.  Earnings (Loss) Per Common Share:

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for income (loss) from continuing operations before extraordinary loss for each of the three years in the period ended December 31, 1998 is as follows (in thousands, except per share amounts):

                                              Income            Shares         Per Share
                                            (Numerator)      (Denominator)       Amount
                                            -----------      -------------     ---------
1998:
-----
Basic Earnings Per Share:
Income from continuing operations
 before extraordinary loss                    $ 46,202           63,409           $ .73
                                                                                  =====
Effect of Dilutive Securities:
  Options                                         -                 101
                                              --------           ------
Diluted earnings per share                    $ 46,202           63,510           $ .73
                                              ========           ======           =====

1997:
-----
Basic (Loss) Per Share:
(Loss) from continuing operations
 before extraordinary loss                    $(22,289)          62,205           $(.36)
                                                                                  =====
Effect of Dilutive Securities:
  Options                                         -                -
  5 1/4% Debentures                               -                -
                                              --------           ------
Diluted (loss) per share                      $(22,289)          62,205           $(.36)
                                              ========           ======           =====

1996:
-----
Basic (Loss) Per Share:
(Loss) from continuing operations
 before extraordinary loss                    $(28,861)          60,301           $(.48)
                                                                                  =====
Effect of Dilutive Securities:
  Options                                         -                -
  5 1/4% Debentures                               -                -
                                              --------           ------
Diluted (loss) per share                      $(28,861)          60,301           $(.48)
                                              ========           ======           =====

Options to purchase 886,730 and 1,144,431 weighted average shares of common stock were outstanding during the years ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted (loss) per share, as those options were antidilutive.

Additionally, during the year ended December 31, 1996, and for the period January 1, 1997 through April 11, 1997, the 5 1/4% Debentures, which were convertible into 3,478,260 Common Shares, were outstanding. Such debentures were not included in the computation of diluted (loss) per share, as those debentures were antidilutive.

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

(c) Notes receivable on the sale of the Colonial Penn Life Group: The fair value of variable rate note receivable is estimated to be the carrying amount.

(d) Loan receivables of banking and lending subsidiaries: The fair value of loan receivables of the banking and lending subsidiaries is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

(e) Investments in associated companies: For 1998, the fair value of Caja is based upon the sales price as discussed in Note 4. For 1997, the fair value of Caja was estimated to be the carrying amount. The fair values of a foreign power company are principally estimated based upon quoted market prices. The carrying value of the remaining investments in associated companies approximates fair value.

(f) Customer banking deposits: The fair value of customer banking deposits is estimated using rates currently offered for deposits of similar remaining maturities.

(g) Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates which would be available to the Company for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                                       1998                      1997
                                                       ----                      ----
                                             Carrying        Fair       Carrying        Fair
                                              Amount        Value        Amount         Value
                                              ------        -----        ------         -----
Financial Assets:
 Investments                                $1,770,205    $1,770,532   $1,872,369    $1,872,487
 Cash and cash equivalents                     459,690       459,690      581,186       581,186
 Note receivable on sale of the
  Colonial Penn Life Group (including
  accrued interest)                            405,854       405,854      406,223       406,223
 Loan receivables of banking and
  lending subsidiaries, net of
  allowance                                    175,785       186,099      192,739       203,963
 Investments in associated
  companies                                    172,390       306,071      207,902       217,499

Financial Liabilities:
 Customer banking deposits                     189,782       192,822      198,582       199,414
 Debt                                          722,601       729,527      352,872       371,757
 Securities sold not owned                     144,088       144,088       97,708        97,708

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debt
 securities of the Company                      98,200        99,182      150,000       159,000


22.  Segment Information:

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires a "management" approach for segment disclosure. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

For information with respect to the Company's segments, see "Financial Information about Industry Segments" in Item 1 of the Report, which is incorporated by reference into these consolidated financial statements.

23. Events Subsequent to the Balance Sheet Date:

In February 1999, the Company sold its wholly-owned subsidiary, The Sperry and Hutchinson Company, Inc. and will recognize a pre-tax gain of approximately $19,000,000 in the first quarter of 1999.

24.  Selected Quarterly Financial Data (Unaudited):

                                                    First       Second      Third     Fourth
                                                   Quarter      Quarter     Quarter   Quarter
                                                   -------      -------     -------   -------
                                                    (In thousands, except per share amounts)
1998:
-----
Revenues                                           $144,987    $146,717    $ 77,705  $161,097
                                                   ========    ========    ========  ========

Income (loss) from continuing operations           $ 11,124    $ 13,339    $ (5,448) $ 27,187
                                                   ========    ========    ========  ========
Income from discontinued operations,
 net of taxes                                      $  1,459    $  1,503    $  3,411  $  1,768
                                                   ========    ========    ========  ========

     Net income (loss)                             $ 12,583    $ 14,842    $ (2,037) $ 28,955
                                                   ========    ========    ========  ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations             $.18        $.21       $(.08)     $.43
  Income from discontinued operations                   .02         .02         .05       .03
                                                       ----        ----       -----      ----

     Net income (loss)                                 $.20        $.23       $(.03)     $.46
                                                       ====        ====       =====      ====

Number of shares used in calculation                 63,904      63,941      63,600    62,310
                                                     ======      ======      ======    ======

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations             $.18        $.21       $(.08)     $.43
  Income from discontinued operations                   .02         .02         .05       .03
                                                       ----        ----       -----      ----

     Net income (loss)                                 $.20        $.23       $(.03)     $.46
                                                       ====        ====       =====      ====

Number of shares used in calculation                 64,053      64,063      63,600    62,367
                                                     ======      ======      ======    ======

                                                     First      Second      Third     Fourth
                                                    Quarter     Quarter     Quarter   Quarter
                                                    -------     -------     -------   -------
                                                    (In thousands, except per share amounts)
1997:
-----
Revenues                                           $159,607    $188,397    $138,675  $144,058
                                                   ========    ========    ========  ========
Income (loss) from continuing operations
 before extraordinary loss                         $ (6,796)   $ 18,859    $(13,983) $(20,369)
                                                   ========    ========    ========  ========
Income from discontinued operations,
 net of taxes                                      $ 19,516    $ 16,734    $ 17,866  $  4,400
                                                   ========    ========    ========  ========
Gain on disposal of discontinued
 operations, net of taxes                          $   -       $   -       $200,337  $427,308
                                                   ========    ========    ========  ========
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit                $   -       $ (2,044)   $    (13) $   -
                                                   ========    ========    ========  ========

     Net income                                    $ 12,720    $ 33,549    $204,207  $411,339
                                                   ========    ========    ========  ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations            $(.11)      $ .31       $(.22)    $(.32)
  Income from discontinued operations                   .32         .27         .28       .07
  Gain on disposal of discontinued operations            -           -         3.17      6.69
  Extraordinary loss                                     -         (.03)         -         -
                                                      -----       -----       -----     -----

     Net income                                       $ .21       $ .55       $3.23     $6.44
                                                      =====       =====       =====     =====

Number of shares used in calculation                 60,441      61,072      63,259    63,856
                                                     ======      ======      ======    ======

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations            $(.11)      $ .30       $(.22)    $(.32)
  Income from discontinued operations                   .32         .26         .28       .07
  Gain on disposal of discontinued operations            -           -         3.17      6.69
  Extraordinary loss                                     -         (.03)         -         -
                                                      -----       -----       -----     -----

     Net income                                       $ .21       $ .53       $3.23     $6.44
                                                      =====       =====       =====     =====

Number of shares used in calculation                 60,441      64,113      63,259    63,856
                                                     ======      ======      ======    ======


In 1998 and 1997, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

SCHEDULE III - Supplementary Insurance Information
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1998, 1997 and 1996

                                                                                             Insurance
                                                                                               Losses,
                                                                                               Policy
                                                                                               Benefits
                                                                                                 and
                                                                                             Amortization
                                        Deferred                Policy                            of
                                         Policy                  and                  Net      Deferred    Other     Non-Life
                                       Acquisition  Unearned   Contract  Premium   Investment Acquisition Operating  Premiums
                                          Costs     Premiums    Claims   Revenue     Income      Costs    Expenses    Written
                                          -----     --------    ------   -------     ------      -----    --------    -------
                                                                 (In thousands)
1998
----
Property and casualty insurance:
  Automobile                             $ 7,407    $47,734    $252,348  $128,855    $24,686   $141,011    $ 4,644   $105,341
  Commercial                               7,245     31,533     266,423    68,655     19,738    111,626      5,460     61,681
  Miscellaneous and personal               3,603     15,305      23,503    31,066      2,668     26,473      2,334     30,421
                                         -------    -------    --------  --------    -------   --------    -------   --------
                                         $18,255    $94,572    $542,274  $228,576    $47,092   $279,110    $12,438   $197,443
                                         =======    =======    ========  ========    =======   ========    =======   ========
1997
----
Property and casualty insurance:
  Automobile                             $11,130   $ 72,614    $297,810  $169,586    $28,415   $208,521   $(15,649)  $148,944
  Commercial                               8,594     39,119     232,057    77,657     19,427     95,024      9,693     73,716
  Miscellaneous and personal               4,182     15,933      15,841    27,772      2,372     23,923      2,079     30,573
                                         -------   --------    --------  --------    -------   --------   --------   --------
                                         $23,906   $127,666    $545,708  $275,015    $50,214   $327,468   $ (3,877)  $253,233
                                         =======   ========    ========  ========    =======   ========   ========   ========

1996
----
Property and casualty insurance:
  Automobile                             $14,392   $ 93,957   $295,634   $212,821    $30,890   $248,506   $ (5,160)  $200,541
  Commercial                               8,847     43,336    225,705     92,414     20,564     86,593     16,627     84,187
  Miscellaneous and personal               3,346     13,126     10,980     21,198      1,767     20,049      1,997     25,052
                                         -------   --------   --------   --------    -------   --------   --------   --------
                                         $26,585   $150,419   $532,319   $326,433    $53,221   $355,148   $ 13,464   $309,780
                                         =======   ========   ========   ========    =======   ========   ========   ========


SCHEDULE V - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1998, 1997 and 1996

                                                    Additions                 Deductions
                                       --------------------------------   ------------------
                                        Charged
                           Balance at  to Costs                                                Balance
                           Beginning     and                              Write-   Sale of    at End of
    Description            of Period   Expenses Recoveries Acquisitions   Offs   Receivables   Period
    -----------            ---------   -------- ---------- ------------   ----   -----------  ---------
                                               (In thousands)
1998
----
Loan receivables of
 banking and lending
 subsidiaries               $10,199    $ 4,900    $4,915      $  -      $ 8,996     $1,620     $ 9,398
Trade, notes and other
 receivables                  6,131      4,573       876       48,307    12,138        125      47,624
                            -------    -------    ------      -------   -------     ------     -------

Total allowance for
 doubtful accounts          $16,330    $ 9,473    $5,791      $48,307   $21,134     $1,745     $57,022
                            =======    =======    ======      =======   =======     ======     =======

1997
----
Loan receivables of
 banking and lending
 subsidiaries               $12,177    $ 6,140    $5,021      $  -      $13,139     $  -       $10,199
Trade, notes and other
 receivables                  7,206      4,995     1,412         -        7,054        428       6,131
                            -------    -------    ------      -------   -------     ------     -------

Total allowance for
 doubtful accounts          $19,383    $11,135    $6,433      $  -      $20,193     $  428     $16,330
                            =======    =======    ======      =======   =======     ======     =======

1996
----
Loan receivables of
 banking and lending
 subsidiaries               $13,893    $ 9,966    $5,104      $  -      $16,174     $  612     $12,177
Trade, notes and other
 receivables                  6,609      8,446     1,269         -        9,040         78       7,206
                            -------    -------    ------      -------   -------     ------     -------

Total allowance for
 doubtful accounts          $20,502    $18,412    $6,373      $  -      $25,214     $  690     $19,383
                            =======    =======    ======      =======   =======     ======     =======


SCHEDULE VI - Schedule of Supplemental Information for Property and Casualty Insurance Underwriters
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1998, 1997 and 1996

                                Discount, if any,        Claims and Claim
                               Deducted in Reserves    Adjustment Expenses      Paid Claims
                              for Unpaid Claims and    Incurred Related to:      and Claim
                                 Claim Adjustment    ------------------------    Adjustment
                                    Expenses         Current Year  Prior Year     Expenses
                              ---------------------  ------------  ----------    ----------
                                                           (In thousands)
1998
----
Automobile                          $  -               $125,675     $(6,782)      $169,224
Commercial                           1,122               47,343      48,814         71,396
Miscellaneous and personal             -                 18,464         258         10,950
                                    ------             --------     -------       --------

  Total property and casualty       $1,122             $191,482     $42,290       $251,570
                                    ======             ========     =======       ========


1997
----
Automobile                          $  -               $179,984     $   635       $181,161
Commercial                             409               53,022      24,939         76,259
Miscellaneous and personal             -                 15,402       1,453         12,037
                                    ------             --------     -------       --------

  Total property and casualty       $  409             $248,408     $27,027       $269,457
                                    ======             ========     =======       ========

1996
----
Automobile                          $  -               $194,183     $21,478       $209,179
Commercial                             347               64,171       4,779         73,916
Miscellaneous and personal             -                 13,279       1,926         12,275
                                    ------             --------     -------       --------

  Total property and casualty       $  347             $271,633     $28,183       $295,370
                                    ======             ========     =======       ========


                              Financial Statements


                       Gotham Partners Acquisition I, L.P.


                          Year ended December 31, 1998

                       with Report of Independent Auditors

                       Gotham Partners Acquisition I, L.P.

                              Financial Statements

                          Year ended December 31, 1998




                                    CONTENTS

Report of Independent Auditors................................    1

Statement of Financial Condition..............................    2
Condensed Schedule of Investments.............................    3
Statement of Income...........................................    4
Statement of Changes in Partners' Capital.....................    5
Statement of Cash Flows.......................................    6
Notes to Financial Statements.................................    7

                         Report of Independent Auditors

To the Partners of
Gotham Partners Acquisition I, L.P.

We have audited the accompanying statement of financial condition of Gotham Partners Acquisition I, L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 1998, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gotham Partners Acquisition I, L.P. at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  Ernst & Young LLP

New York, New York
January 27, 1999

                       Gotham Partners Acquisition I, L.P.

                        Statement of Financial Condition

                                December 31, 1998


ASSETS
Cash                                                       $        1,800
Due from broker                                                49,338,354
Investments in securities--at value (cost $7,230,744)          10,056,002
Other assets                                                        8,179
                                                         ----------------

Total assets                                               $   59,404,335
                                                         ================

LIABILITIES AND PARTNERS' CAPITAL
Accrued expenses                                           $       10,000

Partners' capital                                              59,394,335
                                                         ----------------

Total liabilities and partners' capital                    $   59,404,335
                                                         ================



See notes to financial statements.

                       Gotham Partners Acquisition I, L.P.

                        Condensed Schedule of Investments

                                December 31, 1998

                                                      PERCENTAGE
                                                     OF PARTNERS'
                                                       CAPITAL              VALUE
                                                   ----------------- ---------------------
INVESTMENTS IN SECURITIES

Options-Food and Beverages:
   McDonald's Corp. (cost $7,223,816)                   16.91%          $   10,044,480

Equity securities-Food and Beverages:
   McDonald's Corp.-150 shares (cost $6,928)             0.02                   11,522
                                                   ----------------- ---------------------

Total investments in securities (cost $7,230,744)       16.93%          $   10,056,002
                                                   ================= =====================




See notes to financial statements.

                       Gotham Partners Acquisition I, L.P.

                               Statement of Income

                          Year ended December 31, 1998

GAIN FROM SECURITIES TRANSACTIONS
Net realized gain from securities transactions                          $  87,483,920
Net change in unrealized appreciation on securities positions               2,953,731
                                                                  --------------------
Net gain from securities transactions                                                        $  90,437,651

INVESTMENT INCOME AND EXPENSE
Income:
   Interest                                                                 1,197,861
   Dividends                                                                    5,417
                                                                  --------------------
                                                                            1,203,278

Dividend expense                                                               12,600
                                                                  --------------------
Net investment income                                                                            1,190,678

OPERATING EXPENSES
Professional fees                                                              19,343
Other expenses                                                                  9,349
                                                                  --------------------
Total operating expenses                                                                            28,692
                                                                                       --------------------

Net income                                                                                   $  91,599,637
                                                                                       ====================




See notes to financial statements.

                       Gotham Partners Acquisition I, L.P.

                    Statement of Changes in Partners' Capital

                          Year ended December 31, 1998

                                                                        GENERAL             LIMITED
                                                       TOTAL            PARTNER             PARTNERS
                                               ----------------------------------------------------------
Partners' capital at beginning of year           $    49,489,013      $         -      $    49,489,013
Capital contributions                                 15,800,000                -           15,800,000
Capital distributions                                (97,494,315)      (6,448,938)         (91,045,377)
Allocation of net income:
   Pro-rata allocation                                86,909,122        1,758,423           85,150,699
   Special allocation                                  4,690,515        4,690,515                    -
                                               ----------------------------------------------------------
Net income                                            91,599,637        6,448,938           85,150,699
                                               ----------------------------------------------------------

Partners' capital at end of year                 $    59,394,335      $         -      $    59,394,335
                                               ==========================================================





See notes to financial statements.

                       Gotham Partners Acquisition I, L.P.

                             Statement of Cash Flows

                          Year ended December 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $   91,599,637
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Net change in unrealized appreciation on securities positions                            (2,953,731)
     Changes in assets and liabilities:
       Increase in due from broker                                                           (30,736,434)
       Decrease in investments in securities--cost                                            23,776,146
       Decrease in other assets                                                                    4,677
       Decrease in accrued expenses                                                              (11,064)
                                                                                       ----------------------
Total adjustments                                                                             (9,920,406)
                                                                                       ----------------------
Net cash provided by operating activities                                                     81,679,231
                                                                                       ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                                                         15,800,000
Capital distributions                                                                        (97,494,315)
                                                                                       ----------------------
Net cash used in financing activities                                                        (81,694,315)
                                                                                       ----------------------

Net decrease in cash                                                                             (15,084)
Cash at beginning of year                                                                         16,884
                                                                                       ----------------------

Cash at end of year                                                                       $        1,800
                                                                                       ======================




See notes to financial statements.

                       Gotham Partners Acquisition I, L.P.

                          Notes to Financial Statements

                                December 31, 1998



1. ORGANIZATION

Gotham Partners Acquisition I, L.P. (the "Partnership") was organized as a limited partnership under the laws of the state of Delaware and commenced operations on October 22, 1997. The Partnership's investment objective is to achieve maximum capital appreciation through investments in securities of McDonald's Corp. (the "Company"). In order to achieve its objective, the Partnership may invest in the shares of the capital stock of the Company and any options, warrants, convertible securities or derivative instruments related to the Company and in the securities resulting from any spin-off, reorganization, merger or recapitalization of the Company.

GPA I, L.L.C. (the "General Partner") makes all investment decisions on behalf of the Partnership and is solely responsible for the development and implementation of the Partnership's investment policy and strategy.

The Partnership is in the process of liquidating its investments and distributing the capital to the partners. Once all of the capital has been distributed, the Partnership will be terminated.

2. SIGNIFICANT ACCOUNTING POLICIES

The Partnership records its securities transactions on a trade date basis. Securities listed on a national securities exchange are valued at their last reported sales price. Securities for which no such market prices are available are valued at fair value by the General Partner on a reasonable basis and in good faith. At December 31, 1998, over-the-counter options totaling $10,044,480 were valued at their estimated fair values using prices furnished by the counterparty to the respective contracts.

Net income was allocated in accordance with the terms of the Partnership Agreement.

No Federal, state or local income taxes have been provided since the partners are individually liable for the taxes on their share of the Partnership's income.

                       Gotham Partners Acquisition I, L.P.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of the Partnership's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," approximates the carrying amounts presented in the statement of financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. DUE FROM BROKER

Due from broker represents cash balances with the clearing broker.

4. CONCENTRATIONS OF CREDIT RISK

The Partnership is engaged in trading over-the-counter stock options with certain counterparties. These financial instruments expose the Partnership to credit risk arising from the potential inability of counterparties to perform under the terms of the contracts.

All securities transactions of the Partnership listed on a national securities exchange are cleared by a major U.S. securities firm pursuant to a customer agreement. At December 31, 1998, all of the investments in equity securities and due from broker are positions with and amounts due from this broker.

5. DERIVATIVE FINANCIAL INSTRUMENTS

All options are reported at fair value and changes in fair values are reflected in the statement of income. The average monthly fair value of options held during the year was $67,672,760. The fair value of options held at December 31, 1998 was $10,044,480. Net realized and unrealized gains on options held during the year was $91,714,634.

                       Gotham Partners Acquisition I, L.P.

6. INCENTIVE ALLOCATION AND DISTRIBUTIONS

The General Partner is entitled to an incentive allocation of 20% of the net capital appreciation attributable to a limited partner's capital account at the end of each measuring period, defined in the Partnership Agreement, in part, to be the period beginning on the date of admission and ending on the date designated as the record date as of which a distribution is to be made to such limited partner. Each limited partner is entitled to a 15% compounded annual preferred return, as defined in the Partnership Agreement, on its capital investment during the measuring period before the General Partner is allocated an incentive allocation. Upon satisfaction of the preferred return, the General Partner receives priority allocations to "catch up" to a 20% share of net capital appreciation during the measuring period. After the preferred return and the "catch up" allocations, any remaining net capital appreciation is allocated, at the end of each measuring period, 80% to the limited partner and 20% to the General Partner. In the event of a partial distribution being made to all limited partners on a pro rata basis, the General Partner is not entitled to its full incentive allocation, but rather a partial incentive allocation based on the amount being distributed. The General Partner, in its sole discretion, may elect to waive all or any portion of the incentive allocation with respect to any one or more limited partners.

August 31, 1998 was designated as the end of the first measuring period. Accordingly, the Partnership distributed $91,045,377 to the limited partners on September 14, 1998. In connection with the pro rata distribution, the General Partner received an incentive allocation of $4,690,515, of which $2,954,623 was paid to the General Partner on September 14, 1998. The remaining $1,735,892 of the General Partner's incentive allocation was distributed to the General Partner on October 22, 1998, along with $1,758,423, the General Partner's pro rata share of the Partnership's earnings from September 1, 1998 to October 21, 1998.

Because the Partnership Agreement provides that incentive allocations can only be made at the end of a measuring period, no incentive allocation of the net capital appreciation from September 1, 1998 through December 31, 1998 is reflected in the financial statements.

January 21, 1999 was designated as the end of the second measuring period. Accordingly, the Partnership distributed $37,263,233 to the limited partners on January 22, 1999. In connection with the pro rata distribution, the General Partner received an incentive allocation of $5,247,250, which was paid to the General Partner on January 22, 1999.

                       Gotham Partners Acquisition I, L.P.

The Partnership intends to make final distributions to all partners once all investments have been liquidated and the Partnership's final audit has been completed.

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

3.2 Amended and Restated By-laws as amended through February 23, 1999.

4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10.1        1992 Stock Option Plan (filed as Annex C to the
            Company's Proxy Statement dated July 21, 1992).*

10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

10.3 Operating Agreement of The Jordan Company LLC, dated as of July 23, 1998.

10.4 Stock Purchase and Sale Agreement dated as of April 5, 1991, by and between FPL Group Capital Inc and the Company (filed as Exhibit B to the Company's Current
            Report on Form 8-K dated August 23, 1991).*

10.5 Amended and Restated Shareholders Agreement dated as of December 16, 1997 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).*

10.6 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated December 8, 1998.

10.7 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).*

10.8 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as Exhibit 10.15 to the 1992 10-K).*


----------------------------------
*Incorporated by reference.

Exhibit                                                               Exemption
Number                        Description                             Indication
------                        -----------                             ----------


10.9 Amended and Restated Revolving Credit Agreement dated as of November 3, 1997 between the Company, BankBoston, N.A. as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Bank of America National Trust and Savings Association, as Documentation Agent and the Banks signatory thereto (filed as Exhibit 10.13 to the 1997 10-K).*

10.10 Purchase Agreement among Conseco, the Company, Charter, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

10.11       Purchase Agreement among GECC, the Company, Charter,
            Colonial Penn Group Inc. and Colonial Penn Holdings,
            Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

10.12 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter, Intramerica and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the 1997 10-K).*

10.13       Leucadia National Corporation Senior Executive Annual
            Incentive Bonus Plan (filed as Annex D to the 1997
            Proxy Statement.)*

10.14 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December
            18, 1998.

10.15       Trust Agreement dated August 14, 1998 between the
            Company for the benefit of its shareholders as of August 25, 1998 and Joseph A. Orlando, as Trustee.

21          Subsidiaries of the registrant.

23 Consents of independent accountants with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682) and Form S-8
            (File No. 33-61718).

27          Financial Data Schedule.



---------------------------------
*Incorporated by reference.