Form 10-Q
period 1999-03-31
LEUCADIA NATIONAL CORP
filed 1999-05-12
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)




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

                ------------------------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 7, 1999:
60,183,616.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 1999 and December 31, 1998
(Dollars in thousands, except par value)

                                                                                    March 31,       December 31,
                                                                                     1999               1998
                                                                                     ----               ----
                                                                                    (Unaudited)
Assets
Investments:
 Available for sale (aggregate cost of $1,216,132 and $1,555,789)                   $1,214,804     $1,553,126
 Trading securities (aggregate cost of $129,542 and $132,907)                          133,866        132,576
 Held to maturity (aggregate fair value of $39,367 and $47,583)                         39,208         47,256
 Other investments, including accrued interest income                                   31,414         37,247
                                                                                    ----------     ----------
     Total investments                                                               1,419,292      1,770,205
Cash and cash equivalents                                                              930,276        459,690
Reinsurance receivables, net                                                            49,102         48,070
Trade, notes and other receivables, net                                                877,841        833,301
Prepaids and other assets                                                              462,790        490,242
Property, equipment and leasehold improvements, net                                    151,994        121,790
Deferred policy acquisition costs                                                       17,899         18,255
Investments in associated companies                                                     99,830        172,390
Net assets of discontinued operations                                                   52,300         45,008
                                                                                    ----------     ----------

           Total                                                                    $4,061,324     $3,958,951
                                                                                    ==========     ==========

Liabilities
Customer banking deposits                                                           $  196,540     $  189,782
Trade payables and expense accruals                                                    262,545        233,485
Other liabilities                                                                       86,978        109,397
Income taxes payable                                                                   138,239         96,500
Deferred tax liability                                                                  22,139          7,709
Policy reserves                                                                        514,528        542,274
Unearned premiums                                                                       92,104         94,572
Debt, including current maturities                                                     682,606        722,601
                                                                                    ----------     ----------
     Total liabilities                                                               1,995,679      1,996,320
                                                                                    ----------     ----------
Minority interest                                                                       11,098         11,272
                                                                                    ----------     ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company           98,200         98,200
                                                                                    ----------     ----------

Shareholders' Equity
Common shares, par value $1 per share, authorized 150,000,000 shares; 60,225,116 and 61,984,686 shares issued and outstanding, after deducting
 58,190,417 and 56,430,847 shares held in treasury                                      60,225         61,985
Additional paid-in capital                                                             154,239        205,227
Accumulated other comprehensive income                                                  (1,150)          (771)
Retained earnings                                                                    1,743,033      1,586,718
                                                                                    ----------     ----------
     Total shareholders' equity                                                      1,956,347      1,853,159
                                                                                    ----------     ----------
           Total                                                                    $4,061,324     $3,958,951
                                                                                    ==========     ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the three months ended March 31, 1999 and 1998
(Unaudited)


                                                                  1999           1998
                                                                  ----           ----
                                                     (In thousands, except per share amounts)
Revenues:
  Insurance revenues and commissions                            $ 46,744     $ 63,691
  Manufacturing                                                   13,850       11,643
  Finance                                                          9,790        9,311
  Investment and other income                                    231,615       62,205
  Equity in losses of associated companies                        (3,076)      (3,557)
  Net securities gains (losses)                                     (338)       1,694
                                                                --------     --------
                                                                 298,585      144,987
                                                                --------     --------
Expenses:
  Provision for insurance losses and policy benefits              39,642       60,794
  Amortization of deferred policy acquisition costs               10,233       12,377
  Manufacturing cost of goods sold                                 9,037        7,303
  Interest                                                        13,689       10,126
  Salaries                                                        10,516        9,528
  Selling, general and other expenses                             36,028       24,342
                                                                --------     --------
                                                                 119,145      124,470
                                                                --------     --------
     Income from continuing operations before income taxes
      and minority expense of trust preferred securities         179,440       20,517
                                                                --------     --------
Income taxes:
  Current                                                         19,870        4,680
  Deferred                                                         9,975        2,604
                                                                --------     --------
                                                                  29,845        7,284
                                                                --------     --------
     Income from continuing operations before minority
      expense of trust preferred securities                      149,595       13,233
Minority expense of trust preferred securities, net of taxes       1,381        2,109
                                                                --------     --------
     Income from continuing operations                           148,214       11,124
Income from discontinued operations, net of taxes                  8,101        1,459
                                                                --------     --------

      Net income                                                $156,315     $ 12,583
                                                                ========     ========

Basic earnings per common share:
  Income from continuing operations                                $2.42         $.18
  Income from discontinued operations                                .13          .02
                                                                   -----         ----

      Net income                                                   $2.55         $.20
                                                                   =====         ====

Diluted earnings per common share:
  Income from continuing operations                                $2.42         $.18
  Income from discontinued operations                                .13          .02
                                                                   -----         ----

      Net income                                                   $2.55         $.20
                                                                   =====         ====

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated  Statements of Cash Flows
For the three months ended March 31, 1999 and 1998
(Unaudited)

                                                                                        1999          1998
                                                                                        ----          ----
                                                                                          (In thousands)
Net cash flows from operating activities:
Net income                                                                           $ 156,315    $  12,583
Adjustments to reconcile net income to net cash provided by (used for) operations:
 Provision for deferred income taxes                                                     9,975        2,604
 Depreciation and amortization of property, equipment and leasehold improvements         3,128        2,195
 Other amortization                                                                      6,907        9,330
 Provision for doubtful accounts                                                         2,870        2,355
 Net securities (gains) losses                                                             338       (1,694)
 Equity in losses of associated companies                                                3,076        3,557
 (Gain) on disposal of real estate, property and equipment                              (7,346)      (5,889)
 (Gain) on sales of PIB, Caja and S&H in 1999 and loan portfolio in 1998              (169,063)      (5,863)
 Investments classified as trading, net                                                 (2,547)     (23,663)
 Deferred policy acquisition costs incurred and deferred                                (9,877)     (13,487)
 Net change in:
   Reinsurance receivables                                                              (1,032)      (1,487)
   Trade, notes and other receivables                                                    6,045       71,431
   Prepaids and other assets                                                            13,331       (5,726)
   Net assets of discontinued operations                                                (7,771)       9,756
   Trade payables and expense accruals                                                  39,088        2,780
   Other liabilities                                                                       451       (2,749)
   Income taxes payable                                                                 41,739     (115,941)
   Policy reserves                                                                     (27,746)      (8,264)
   Unearned premiums                                                                    (2,468)       9,085
 Other                                                                                   1,687        1,791
                                                                                     ---------    ---------
  Net cash provided by (used for) operating activities                                  57,100      (57,296)
                                                                                     ---------    ---------

Net cash flows from investing activities:
Acquisition of real estate, property, equipment and leasehold improvements             (47,674)      (9,160)
Proceeds from disposals of real estate, property and equipment                          24,535        7,889
Proceeds from sales of PIB, Caja and S&H in 1999 and loan portfolio in 1998            165,851       73,525
Advances on loan receivables                                                           (33,377)     (27,245)
Principal collections on loan receivables                                               21,997       29,205
Purchases of investments (other than short-term)                                      (654,859)    (382,345)
Proceeds from maturities of investments                                                637,289      224,052
Proceeds from sales of investments                                                     368,983      420,879
                                                                                     ---------    ---------
  Net cash provided by investing activities                                            482,745      336,800
                                                                                     ---------    ---------

Net cash flows from financing activities:
Net change in short-term borrowings                                                    (19,798)         417
Net change in customer banking deposits                                                  6,755       (1,275)
Reduction of long-term debt                                                               (682)         (98)
Purchase of common shares for treasury                                                 (52,119)        (712)
                                                                                     ---------    ---------
  Net cash (used for) financing activities                                             (65,844)      (1,668)
                                                                                     ---------    ---------

Effect of foreign exchange rate changes on cash                                         (3,415)        --
                                                                                     ---------    ---------

  Net increase in cash and cash equivalents                                            470,586      277,836
Cash and cash equivalents at January 1,                                                459,690      581,186
                                                                                     ---------    ---------
Cash and cash equivalents at March 31,                                               $ 930,276    $ 859,022
                                                                                     =========    =========

             See notes to interim consolidated financial statements.

LEUCADIA  NATIONAL  CORPORATION  AND  SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 1999 and 1998
(Unaudited)




                                          Common                     Accumulated
                                          Shares      Additional        Other
                                          $1 Par        Paid-In     Comprehensive   Retained
                                          Value         Capital      Income (Loss)  Earnings       Total
                                          -----         -------      -------------  --------       -----
                                                                 (In thousands)

Balance, January 1, 1998                     $63,879      $253,267       $ 5,630    $1,540,755   $1,863,531
                                                                                                 ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                           (44)                       (44)
   Net income                                                                           12,583       12,583
                                                                                                 ----------
     Comprehensive income                                                                            12,539
                                                                                                 ----------
Exercise of options to purchase
 common shares                                    77         1,698                                    1,775
Purchase of stock for treasury                   (18)         (694)                                    (712)
                                             -------      --------       -------    ----------   ----------

Balance, March 31, 1998                      $63,938      $254,271       $ 5,586    $1,553,338   $1,877,133
                                             =======      ========       =======    ==========   ==========

Balance, January 1, 1999                     $61,985      $205,227       $  (771)   $1,586,718   $1,853,159
                                                                                                 ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                         1,896                      1,896
   Net change in unrealized foreign
    exchange gain (loss)                                                  (2,275)                    (2,275)
   Net income                                                                          156,315      156,315
                                                                                                 ----------
     Comprehensive income                                                                           155,936
                                                                                                 ----------
Purchase of stock for treasury                (1,760)      (50,988)                                 (52,748)
                                             -------      --------       -------    ----------   ----------

Balance, March 31, 1999                      $60,225      $154,239       $(1,150)   $1,743,033   $1,956,347
                                             =======      ========       =======    ==========   ==========

















             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements


     1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1998 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1998 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     In 1998, the Company classified as discontinued operations its life insurance subsidiaries, Charter National Life Insurance Company ("Charter") and Intramerica Life Insurance Company ("Intramerica"). Prior period financial statements have been restated to conform with this presentation.

      Certain amounts for prior periods have been reclassified to be consistent with the 1999 presentation.

     2. As more fully discussed in the Company's 1998 10-K, in 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. Pursuant to its agreement with PepsiCo effective as of January 30, 1998, the Company no longer had any ability to influence PIB. As a result, effective February 1, 1998, the Company discontinued accounting for this investment under the equity method of accounting. The agreement provided for a put option and a call option with respect to the Company's equity interest, which were exercisable at certain times. In February 1999, PepsiCo exercised the option for approximately $39,190,000, including interest. The Company recognized a pre-tax gain of approximately $29,545,000 in the first quarter of 1999. When combined with the Company's share of PIB's losses since inception, the Company's net loss from this investment was approximately $40,310,000.

     3. In March 1999, the Company sold all of its interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of approximately $120,800,000 in the first quarter of 1999.

     4. In February 1999, the Company sold its wholly-owned subsidiary, The Sperry and Hutchinson Company, Inc. ("S&H") and recognized a pre-tax gain of approximately $18,700,000.

     5. In April 1999, the Company declared a $12.00 per share cash dividend payable on May 21, 1999 to shareholders of record at the close of business on May 14, 1999 (the "Dividend"). The aggregate amount of the Dividend is approximately $723,000,000. Pursuant to a ruling from the Internal Revenue Service, the Company may pay dividends of up to $812,000,000 and have any gain realized on the dividends treated as capital gain income for non-corporate shareholders. It is the Board of Directors' intention to declare a second dividend before the end of 1999 in the amount of approximately $89,000,000, less amounts paid to repurchase Common Shares after April 1, 1999.

     Payment of the Dividend and any subsequent dividend will require the Company to make an offer to purchase all of its 8-1/4% Senior Subordinated Debentures due 2005 and its 7-7/8% Senior Subordinated Debentures due 2006, outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. These offers are required to be made within five business days after the payment of the Dividend and any subsequent dividend, unless the terms of these Debentures can be modified on terms that are acceptable to the Company.

     6. The Company's Board of Directors has increased to 6,000,000 the maximum number of its Common Shares that the Company currently is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. From January 1, 1999 through May 7, 1999, the Company repurchased 1,801,070 Common Shares for an aggregate cost of approximately $53,988,000.

     7. Certain information concerning the Company's segments for the three month periods ended March 31, 1999 and 1998 is as follows (in thousands):

                                                                            1999         1998
                                                                            ----         ----
Revenues:
  Property and casualty insurance                                         $ 59,874     $ 81,837
  Banking and lending                                                       10,953       16,317
  Manufacturing                                                             13,850       11,677
  Other operations (a)                                                     194,334       11,764
                                                                          --------     --------
    Total revenue for reportable segments                                  279,011      121,595
  Equity in associated companies                                            (3,076)      (3,557)
  Corporate                                                                 22,650       26,949
                                                                          --------     --------

    Total consolidated revenues                                           $298,585     $144,987
                                                                          ========     ========

Income from  continuing  operations  before  income taxes and minority expense of trust preferred securities:
  Property and casualty insurance                                         $  1,712     $  1,311
  Banking and lending                                                        2,737        7,828
  Manufacturing                                                              1,703        1,503
  Other operations (a)                                                     175,961        3,058
                                                                          --------     --------
    Total income from  continuing  operations  before income taxes and minority expense of trust preferred securities for reportable
      segments                                                             182,113       13,700
  Equity in associated companies                                            (3,076)      (3,557)
  Corporate                                                                    403       10,374
                                                                          --------     --------
    Total consolidated income from continuing
      operations before income taxes and minority
      expense of trust preferred securities                               $179,440     $ 20,517
                                                                          ========     ========

(a) Includes pre-tax gains on sale of Caja ($120,800,000), S&H ($18,700,000) and PIB ($29,545,000) for the three month period ended March 31, 1999, as described above.


     8. At March 31, 1999 and December 31, 1998 the components of net assets of discontinued operations are as follows (in thousands):


                                           March 31,   December 31,
                                             1999        1998
                                             ----        ----

Investments                                $ 62,325   $ 65,788
Cash and cash equivalents                     4,110      3,032
Separate account assets                     614,492    619,578
Notes and other receivables                 203,289    179,580
Other                                        11,794     15,425
                                           --------   --------
   Total assets                             896,010    883,403
                                           --------   --------

Policy reserves                             201,477    179,083
Separate account liabilities                614,492    619,578
Other                                        27,741     39,734
                                           --------   --------
   Total liabilities                        843,710    838,395
                                           --------   --------

   Net assets of discontinued operations   $ 52,300   $ 45,008
                                           ========   ========

     Results of discontinued operations for the three month periods ended March 31, 1999 and 1998 include revenues of $12,466,000 and $3,708,000, respectively, income before income taxes of $12,481,000 and $2,194,000, respectively, and net income of $8,101,000 and $1,459,000, respectively. Results for 1999 include the recognition of a pre-tax gain of approximately $10,300,000, as a result of the partial conversion to assumption reinsurance of a prior reinsurance transaction for which the gain was previously deferred.

     9. Earnings per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings per share amounts was 61,338,000 for 1999 and 63,904,000 for 1998. The number of shares used to calculate diluted earnings per share amounts was 61,393,000 for 1999 and 64,053,000 for 1998.

     10. Cash paid for interest and income taxes (net of refunds) was $12,314,000 and $(22,342,000), respectively, for the three month period ended March 31, 1999 and $7,415,000 and $119,463,000, respectively, for the three month period ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.


     The  following   should  be  read  in  conjunction  with  the  Management's
Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10-K.

                         Liquidity and Capital Resources

     During each of the three month periods ended March 31, 1999 and 1998, the Company operated profitably. For the three month period ended March 31, 1999 net cash was provided by operations. For the three month period ended March 31, 1998, net cash was used for operations, principally for the payment of income taxes and to purchase investments classified as trading, partially offset by the repayment of the Company's bridge financing to Pepsi International Bottlers ("PIB").

     As more fully discussed in the Company's 1998 10-K, pursuant to its agreement with PepsiCo, Inc. effective as of January 30, 1998, the Company was relieved of any future funding obligation with respect to PIB. Additionally, the agreement provided for a put option and a call option with respect to the Company's equity interest, which were exercisable at certain times. In February 1999, PepsiCo exercised the option for approximately $39,190,000, including interest. The Company recognized a pre-tax gain of approximately $29,545,000 in the first quarter of 1999.

     In March 1999, the Company sold all of its interest in Caja de Ahorro y Seguro S.A. ("Caja") to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of approximately $120,800,000 in the first quarter of 1999.

     In April 1999, the Company declared a $12.00 per share cash dividend payable on May 21, 1999 to shareholders of record at the close of business on May 14, 1999 (the "Dividend"). The aggregate amount of the Dividend is approximately $723,000,000. Pursuant to a ruling from the Internal Revenue Service, the Company may pay dividends of up to $812,000,000 and have any gain realized on the dividends treated as capital gain income for non-corporate shareholders. It is the Board of Directors' intention to declare a second dividend before the end of 1999 in the amount of approximately $89,000,000, less amounts paid to repurchase Common Shares after April 1, 1999.

     Payment of the Dividend and any subsequent dividend will require the Company to make an offer to purchase all of its 8-1/4% Senior Subordinated Debentures due 2005 and its 7-7/8% Senior Subordinated Debentures due 2006, outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. These offers are required to be made within five business days after the payment of the Dividend and any subsequent dividend, unless the terms of these Debentures can be modified on terms that are acceptable to the Company.

     The Company's Board of Directors has increased to 6,000,000 the maximum number of its Common Shares that the Company currently is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the first quarter of 1999, the Company repurchased 1,759,570 Common Shares for an aggregate cost of approximately $52,748,000. From April 1, 1999 through May 7, 1999, the Company repurchased 41,500 Common Shares for an aggregate cost of approximately $1,240,000.

     In December 1998, the Company signed an agreement to sell its life insurance subsidiaries, Charter National Life Insurance Company and Intramerica Life Insurance Company, to Allstate Life Insurance Company for statutory surplus at the date of sale (approximately $62,719,000 at March 31, 1999), plus $3,575,000. This transaction is expected to close in the second quarter of 1999 and result in a pre-tax gain of approximately $13,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

     The Company has determined to replace its two corporate owned aircraft it has used for ten years with two newer models of used aircraft. Net of the estimated $16,000,000 that the Company expects to receive for its existing aircraft, the Company will expend approximately $36,000,000 (of which $26,000,000 was paid as of March 31, 1999) of generally available corporate funds to replace its existing corporate aircraft.


                              Results of Operations

                Three Months Ended March 31, 1999 Compared to the
                        Three Months Ended March 31, 1998

     Net earned premium revenues of the Empire Group were $46,744,000 and $63,691,000 for the three month periods ended March 31, 1999 and 1998, respectively. The decrease in earned premiums principally relates to a decline in the number of assigned risk automobile pool contracts acquired due to competition and the depopulation of the assigned risk automobile pools, as well as a reduction in certain personal and commercial lines, principally voluntary private passenger, commercial automobile and commercial package policies, due to tighter underwriting standards, reunderwriting and increased competition.

The Empire Group's loss ratios were as follows:

                     1999     1998
                     -----    -----
Loss Ratio:
   GAAP              85.1%    95.8%
   SAP               85.1%    95.8%
Expense Ratio:
   GAAP              35.3%    25.3%
   SAP               34.1%    24.6%
Combined Ratio:
   GAAP             120.4%   121.1%
   SAP              119.2%   120.4%

     The decline in the loss ratios in 1999 was due to reduced reserve strengthening required for prior accident years and lower current accident year loss ratios resulting from product mix and improved underwriting. The Empire Group's expense ratios increased in 1999 due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs.

     The manufacturing segment reported operating profits in 1999 and 1998. Manufacturing revenues, gross profit and pre-tax results for this segment increased in 1999 principally due to greater sales and lower raw material costs, offset by slightly higher expenses.

     Finance revenues reflect the level and mix of consumer instalment loans, and for 1998, the sale of substantially all of the Company's executive and professional loan portfolio which resulted in a pre-tax gain of approximately $5,900,000. Average loans outstanding during the first quarter of 1999 were approximately $7,500,000 lower than loans outstanding during the first quarter of 1998 primarily due to the sale of substantially all of the executive and professional loan portfolio, described above, offset by the purchase of a subprime automobile portfolio in December 1998. Operating profits increased as a result of higher yielding loans and lower losses on automobile loans. Due in part to recent failures of some of the Company's competitors, as well as the continued strength of the economy, the Company has been able to increase its new loan volume within the Company's existing underwriting standards. In addition, the Company intends to continue to explore the acquisition of additional portfolios of such loans that meet the Company's underwriting standards if they can be purchased on attractive terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

     Investment and other income in 1999 included the gains on sale of Caja ($120,800,000), The Sperry and Hutchinson Company, Inc. ($18,700,000) and PIB ($29,545,000), as described above. Although the Company recognized a gain on the sale of PIB, when combined with its share of PIB's losses since inception, the Company's net loss from this investment was approximately $40,310,000. Investment and other income also increased in 1999 as compared to 1998 due to increased rent income and gains from sales of real estate properties (principally related to Fidei S.A. ("Fidei"), which was acquired in the fourth quarter of 1998), partially offset by the aforementioned gain in 1998 on the sale of the executive and professional loan portfolio.

     Interest expense primarily reflects the level of external borrowings outstanding during the period, which increased primarily due to Fidei's borrowing.

     The increase in selling, general and other expenses in 1999 as compared to 1998 principally reflects increased professional fees and expenses incurred by Fidei.

     Income   taxes  for  1999   reflect  the   utilization   of  capital   loss
carryforwards.

     The number of shares used to calculate basic earnings per share amounts was 61,338,000 for 1999 and 63,904,000 for 1998. The number of shares used to calculate diluted earnings per share was 61,393,000 for 1999 and 64,053,000 for 1998.

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

     As more fully described in the 1998 10-K, since 1996, the Company has been evaluating its Year 2000 readiness. Substantially all of the Company's operations have completed the computer inventory and identification process and are in the process of upgrading and testing critical systems. The Company's primary focus during 1999 will be on continued testing of mission critical systems and software provider upgrades, as well as monitoring the readiness of material third parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

     Through March 31, 1999, expenses incurred by the Company in connection with the Year 2000 issue (excluding expenses related to the Empire Group's acquisition of new systems, which was not motivated by Year 2000 concerns) did not exceed $500,000. Based upon current information, the Company does not expect that the Year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.


              Cautionary Statement for Forward-Looking Information

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations (including Year 2000 compatibility), competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, weather related conditions that may affect the Company's operations, the difficulty in identifying hardware and software that may not be Year 2000 compliant, the lack of success of third parties to adequately address the Year 2000 issue, vendor delays and technical difficulties affecting the Company's ability to upgrade or replace its hardware and/or software for Year 2000 compliance, continued credit worthiness and financial stability of counterparties to the Company's financial agreements, prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

             a) Exhibits.


               27    Financial Data Schedule.

             b) Reports on Form 8-K.

               The Company filed current reports on Form 8-K dated February 17, 1999 and March 1, 1999 each of which sets forth information under
               Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LEUCADIA NATIONAL CORPORATION
                                                       (Registrant)





Date:   May 12, 1999                             By /s/ Barbara L. Lowenthal
                                                 ---------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit                                                           Exemption
 Number                                    Description             Indication
 ------                                    -----------             ----------


    27                              Financial Data Schedule.