Form 10-Q
period 1999-06-30
LEUCADIA NATIONAL CORP
filed 1999-08-12
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 For the transition period from      to


                          Commission File Number 1-5721


                          LEUCADIA NATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)


         New York                                      13-2615557
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                 Identification Number)


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

                                 YES /X/    NO / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 YES / /    NO / /

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 5, 1999: 59,390,766.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1999 and December 31, 1998
(Dollars in thousands, except par value)

                                                                                     June 30,            December 31,
                                                                                       1999                  1998
                                                                                   -----------           ------------
                                                                                   (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $945,939 and $1,555,789)                   $  945,513            $1,553,126
  Trading securities (aggregate cost of $139,749 and $132,907)                        149,427               132,576
  Held to maturity (aggregate fair value of $34,256 and $47,583)                       34,341                47,256
  Other investments, including accrued interest income                                 41,276                37,247
                                                                                   ----------            ----------
      Total investments                                                             1,170,557             1,770,205
Cash and cash equivalents                                                             373,063               459,690
Reinsurance receivables, net                                                           47,746                48,070
Trade, notes and other receivables, net                                               872,124               833,301
Prepaids and other assets                                                             411,519               490,242
Property, equipment and leasehold improvements, net                                   176,174               121,790
Deferred policy acquisition costs                                                      15,319                18,255
Investments in associated companies                                                   103,948               172,390
Net assets of discontinued operations                                                  26,760                45,008
                                                                                   ----------            ----------
             Total                                                                 $3,197,210            $3,958,951
                                                                                   ==========            ==========
LIABILITIES
Customer banking deposits                                                          $  219,356            $  189,782
Trade payables and expense accruals                                                   243,619               233,485
Other liabilities                                                                      83,765               109,397
Income taxes payable                                                                  132,369                96,500
Deferred tax liability                                                                 33,547                 7,709
Policy reserves                                                                       486,660               542,274
Unearned premiums                                                                      78,521                94,572
Debt, including current maturities                                                    576,504               722,601
                                                                                   ----------            ----------
      Total liabilities                                                             1,854,341             1,996,320
                                                                                   ----------            ----------
Minority interest                                                                       7,504                11,272
                                                                                   ----------            ----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company          98,200                98,200
                                                                                   ----------            ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 59,683,566 and 61,984,686 shares issued and outstanding, after deducting
 58,731,967 and 56,430,847 shares held in treasury                                     59,684                61,985
Additional paid-in capital                                                            143,065               205,227
Accumulated other comprehensive income (loss)                                             313                  (771)
Retained earnings                                                                   1,034,103             1,586,718
                                                                                   ----------            ----------
      Total shareholders' equity                                                    1,237,165             1,853,159
                                                                                   ----------            ----------
             Total                                                                 $3,197,210            $3,958,951
                                                                                   ==========            ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended June 30, 1999 and 1998
(In thousands, except per share amounts)
(Unaudited)

                                                                                   For the Three Month      For the Six Month
                                                                                   Period Ended June 30,    Period Ended June 30,
                                                                                   ---------------------    ---------------------
                                                                                      1999        1998         1999        1998
                                                                                      ----        ----         ----        ----

REVENUES:
   Insurance revenues and commissions                                              $  38,658   $  58,514    $  85,402     $122,205
   Manufacturing                                                                      16,487      15,027       30,337       26,670
   Finance                                                                            10,663       6,713       20,453       16,024
   Investment and other income                                                        68,025      64,108      299,640      126,313
   Equity in income (losses) of associated companies                                    (514)        172       (3,590)      (3,385)
   Net securities gains                                                                6,078       2,183        5,740        3,877
                                                                                   ---------   ---------    ---------     --------
                                                                                     139,397     146,717      437,982      291,704
                                                                                   ---------   ---------    ---------     --------
EXPENSES:
   Provision for insurance losses and policy benefits                                 35,535      60,779       75,177      121,573
   Amortization of deferred policy acquisition costs                                   8,301      11,169       18,534       23,546
   Manufacturing cost of goods sold                                                   10,030       9,112       19,067       16,415
   Interest                                                                           14,217      10,196       27,906       20,322
   Salaries                                                                           10,626      10,870       21,142       20,398
   Selling, general and other expenses                                                34,827      24,439       70,855       48,781
                                                                                   ---------   ---------    ---------     --------
                                                                                     113,536     126,565      232,681      251,035
                                                                                   ---------   ---------    ---------     --------
      Income from continuing operations before income taxes,
       minority expense of trust preferred securities and
       extraordinary loss                                                             25,861      20,152      205,301       40,669
                                                                                   ---------   ---------    ---------     --------
Income taxes:
  Current                                                                                184        (845)      20,054        3,835
  Deferred                                                                             8,979       5,549       18,954        8,153
                                                                                   ---------   ---------    ---------     --------
                                                                                       9,163       4,704       39,008       11,988
                                                                                   ---------   ---------    ---------     --------
      Income from continuing operations before minority
       expense of trust preferred securities and extraordinary loss                   16,698      15,448      166,293       28,681
Minority expense of trust preferred securities, net of taxes                           1,380       2,109        2,761        4,218
                                                                                   ---------   ---------    ---------     --------
      Income from continuing operations before extraordinary loss                     15,318      13,339      163,532       24,463

Income from discontinued operations, net of taxes                                        518       1,503        8,619        2,962
                                                                                   ---------   ---------    ---------     --------
      Income before extraordinary loss                                                15,836      14,842      172,151       27,425
Extraordinary loss from early extinguishment of debt,
 net of income tax benefit of $1,394                                                  (2,588)      -           (2,588)       -
                                                                                   ---------   ---------    ---------     --------
       Net income                                                                  $  13,248   $  14,842    $ 169,563     $ 27,425
                                                                                   =========   =========    =========     ========

Basic earnings (loss) per common share:
   Income from continuing operations                                                  $  .25      $  .21      $  2.69       $  .38
   Income from discontinued operations                                                   .01         .02          .14          .05
   Extraordinary loss                                                                   (.04)         -          (.04)          -
                                                                                      ------      ------      -------       ------
       Net income                                                                     $  .22      $  .23      $  2.79       $  .43
                                                                                      ======      ======      =======       ======
Diluted earnings (loss) per common share:
   Income from continuing operations                                                  $  .25      $  .21      $  2.69       $  .38
   Income from discontinued operations                                                   .01         .02          .14          .05
   Extraordinary loss                                                                   (.04)         -          (.04)          -
                                                                                      ------      ------      -------       ------
       Net income                                                                     $  .22      $  .23      $  2.79       $  .43
                                                                                      ======      ======      =======       ======

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)


                                                                                                    1999             1998
                                                                                                    ----             ----
                                                                                                        (In thousands)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $  169,563      $    27,425
Adjustments to reconcile net income to net cash provided by (used for) operations:
 Extraordinary loss, net of income tax benefit                                                       2,588            -
 Provision for deferred income taxes                                                                18,954            8,153
 Depreciation and amortization of property, equipment and leasehold improvements                     7,186            4,441
 Other amortization                                                                                 15,599           18,431
 Provision for doubtful accounts                                                                     5,730            4,038
 Net securities (gains)                                                                             (5,740)          (3,877)
 Equity in losses of associated companies                                                            3,590            3,385
 (Gain) on disposal of real estate, property and equipment                                         (26,457)         (17,960)
 (Gain) on sales of PIB, Caja and S&H in 1999 and loan portfolio in 1998                          (169,063)          (6,487)
 Investments classified as trading, net                                                            (11,925)         (38,615)
 Deferred policy acquisition costs incurred and deferred                                           (15,598)         (23,208)
 Net change in:
   Reinsurance receivables                                                                             324           (9,318)
   Trade, notes and other receivables                                                               14,734           72,949
   Prepaids and other assets                                                                         7,421          (35,453)
   Net assets of discontinued operations                                                            20,399            9,186
   Trade payables and expense accruals                                                              17,616          (85,464)
   Other liabilities                                                                                (6,655)         (15,450)
   Income taxes payable                                                                             37,263         (130,281)
   Policy reserves                                                                                 (55,614)          (2,108)
   Unearned premiums                                                                               (16,051)          (2,029)
 Other                                                                                              11,791            1,939
                                                                                                -----------     ------------
  Net cash provided by (used for) operating activities                                              25,655         (220,303)
                                                                                                -----------     ------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                         (91,927)         (27,058)
Proceeds from disposals of real estate, property and equipment                                     101,616           27,745
Proceeds from sales of PIB, Caja and S&H in 1999 and loan portfolio in 1998                        165,851           88,583
Advances on loan receivables                                                                       (77,650)         (61,379)
Principal collections on loan receivables                                                           45,264           45,359
Purchases of investments (other than short-term)                                                (1,198,646)      (1,651,099)
Proceeds from maturities of investments                                                            848,508          513,591
Proceeds from sales of investments                                                                 979,704        1,123,886
                                                                                                ----------      -----------
  Net cash provided by investing activities                                                        772,720           59,628
                                                                                                ----------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                 80,202           19,613
Net change in customer banking deposits                                                             29,488           (6,320)
Reduction of long-term debt                                                                       (200,247)            (200)
Purchase of common shares for treasury                                                             (64,463)            (779)
Dividends paid                                                                                    (722,178)           -
                                                                                                ----------      -----------
  Net cash provided by (used for) financing activities                                            (877,198)          12,314
                                                                                                ----------      -----------

Effect of foreign exchange rate changes on cash                                                     (7,804)           -
                                                                                                ----------      -----------
  Net (decrease) in cash and cash equivalents                                                      (86,627)        (148,361)
Cash and cash equivalents at January 1,                                                            459,690          581,186
                                                                                                ----------      -----------
Cash and cash equivalents at June 30,                                                           $  373,063      $   432,825
                                                                                                ==========      ===========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 1999 and 1998
(Unaudited)




                                                   Common                         Accumulated
                                                   Shares         Additional      Other
                                                   $1 Par         Paid-In         Comprehensive       Retained
                                                   Value          Capital         Income (Loss)       Earnings        Total
                                                   -----          -------         -------------       --------        -----
                                                                                  (In thousands)
BALANCE, JANUARY 1, 1998                          $63,879         $253,267        $5,630             $1,540,755     $1,863,531
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                (4,726)                               (4,726)
   Net income                                                                                            27,425         27,425
                                                                                                                    ----------
     Comprehensive income                                                                                               22,699
                                                                                                                    ----------
Exercise of options to purchase
  common shares                                        85            1,867                                               1,952
Purchase of stock for treasury                        (20)            (759)                                               (779)
                                                  -------         --------        ------             ----------     ----------

BALANCE, JUNE 30, 1998                            $63,944         $254,375        $  904             $1,568,180     $1,887,403
                                                  =======         ========        ======             ==========     ==========


BALANCE, JANUARY 1, 1999                          $61,985         $205,227        $ (771)            $1,586,718     $1,853,159
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                 3,345                                 3,345
  Net change in unrealized foreign
    exchange gain (loss)                                                          (2,261)                               (2,261)
  Net income                                                                                            169,563        169,563
                                                                                                                    ----------
    Comprehensive income                                                                                               170,647
                                                                                                                    ----------
Purchase of stock for treasury                     (2,301)         (62,162)                                            (64,463)
Dividends                                                                                              (722,178)      (722,178)
                                                  -------         --------        ------             ----------     ----------

BALANCE, JUNE 30, 1999                            $59,684         $143,065        $  313             $1,034,103     $1,237,165
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

2. As more fully discussed in the Company's 1998 10-K, in 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. Pursuant to its agreement with PepsiCo effective as of January 30, 1998, the Company no longer had any ability to influence PIB. As a result, effective February 1, 1998, the Company discontinued accounting for this investment under the equity method of accounting. The agreement provided for a put option and a call option with respect to the Company's equity interest, which were exercisable at certain times. In February 1999, PepsiCo exercised the option for approximately $39,190,000, including interest. The Company recognized a pre-tax gain of approximately $29,545,000 in the six month period ended June 30, 1999. When combined with the Company's share of PIB's losses since inception, the Company's net loss from this investment was approximately $40,310,000.

3. In March 1999, the Company sold all of its interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of approximately $120,800,000 in the six month period ended June 30, 1999.

4. In February 1999, the Company sold its wholly-owned subsidiary, The Sperry and Hutchinson Company, Inc. ("S&H") and recognized a pre-tax gain of approximately $18,700,000 in the six month period ended June 30, 1999.

5. In May 1999, the Company paid a $12.00 per share cash dividend (the "Dividend"), aggregating approximately $722,178,000. Pursuant to a ruling from the Internal Revenue Service, the Company may pay dividends of up to $812,000,000 and have any gain realized on the dividends treated as capital gain income for non-corporate shareholders. It is the Board of Directors' intention to declare a second dividend before the end of 1999 in the amount of approximately $90,000,000, subject to reduction to comply with the Company's senior subordinated debt agreement covenants. While these covenants would currently allow an additional $90,000,000 dividend, the permissible amount would be increased for 50% of net income (as defined) and decreased for 100% of net losses (as defined), dividends and stock buybacks.

     Payment of the Dividend (and any subsequent dividend) required the Company to make an offer to purchase all of its 8-1/4% Senior Subordinated Debentures due 2005 (the "8-1/4% Debentures") and its 7-7/8% Senior Subordinated Debentures due 2006 (the "7-7/8% Debentures"), outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. Pursuant to such offers, the Company reported an extraordinary loss on early extinguishment of such debentures of $3,982,000 ($2,588,000 after taxes) in the second quarter of 1999.

6. The Company's Board of Directors has increased to 6,000,000 the maximum number of its Common Shares that the Company currently is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. From January 1, 1999 through August 5, 1999, the Company repurchased 2,593,920 Common Shares for an aggregate cost of approximately $70,769,000.

7. Certain information concerning the Company's segments for the six and three month periods ended June 30, 1999 and 1998 is as follows (in thousands):


                                                                          For the Three Month         For the Six Month
                                                                          Period Ended June 30,      Period Ended June 30,
                                                                          ---------------------      ---------------------
                                                                           1999         1998           1999          1998
                                                                           ----         ----           ----          ----
             Revenues:
               Property and casualty insurance                          $ 47,675     $ 76,800       $107,549      $158,637
               Banking and lending                                        11,860        9,789         22,813        26,106
               Manufacturing                                              16,488       15,038         30,338        26,715
               Foreign real estate (a)                                    22,946        -             35,694         -
               Other operations (b)                                       11,822       17,302        193,408        29,066
                                                                        --------     --------       --------      --------
                 Total revenue for reportable segments                   110,791      118,929        389,802       240,524
               Equity in associated companies                               (514)         172         (3,590)       (3,385)
               Corporate                                                  29,120       27,616         51,770        54,565
                                                                        --------     --------       --------      --------

                 Total consolidated revenues                            $139,397     $146,717       $437,982      $291,704
                                                                        ========     ========       ========      ========

             Income (loss) from continuing operations before income,
               taxes, minority expense of trust preferred securities
               and extraordinary loss:
               Property and casualty insurance                          $ (4,675)    $ (2,126)      $ (2,963)     $   (815)
               Banking and lending                                         3,108        1,757          5,845         9,585
               Manufacturing                                               3,394        2,949          5,097         4,452
               Foreign real estate (a)                                    15,084          -           18,158           -
               Other operations (b)                                        4,368        8,848        177,255        11,906
                                                                        --------     --------       --------      --------
                 Total income from continuing operations before
                   income taxes, minority expense of trust preferred
                   securities and extraordinary loss for reportable
                   segments                                               21,279       11,428        203,392        25,128
               Equity in associated companies                               (514)         172         (3,590)       (3,385)
               Corporate                                                   5,096        8,552          5,499        18,926
                                                                        --------     --------       --------      --------
                 Total consolidated income from continuing operations
                   before income taxes, minority expense of trust
                   preferred securities and extraordinary loss          $ 25,861     $ 20,152       $205,301      $ 40,669
                                                                        ========     ========       ========      ========

             (a) Foreign real estate consists of the operations of Fidei, S.A., which was acquired in the fourth quarter of 1998. These operations were previously included in the other operations segment. Assets related to the foreign real estate segment were approximately $338,284,000 at June 30, 1999 and approximately $365,137,000 at December 31, 1998.

             (b) Includes pre-tax gains on sale of Caja ($120,800,000), S&H ($18,700,000) and PIB ($29,545,000) for the six month period ended June 30, 1999, as described above.

8. At June 30, 1999 and December 31, 1998 the components of net assets of discontinued operations are as follows (in thousands):

                                                          June 30,     December 31,
                                                           1999            1998
                                                          -------      -----------
             Investments                                 $  36,479       $  65,788
             Cash and cash equivalents                       2,072           3,032
             Separate account assets                       634,853         619,578
             Notes and other receivables                   168,551         179,580
             Other                                          11,550          15,425
                                                         ---------       ---------
                Total assets                               853,505         883,403
                                                         ---------       ---------

             Policy reserves                               167,720         179,083
             Separate account liabilities                  634,853         619,578
             Other                                          24,172          39,734
                                                         ---------       ---------
                Total liabilities                          826,745         838,395
                                                         ---------       ---------

                Net assets of discontinued operations    $  26,760       $  45,008
                                                         =========       =========

     Results of discontinued operations include revenues of $13,561,000 and $6,658,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $1,095,000 and $2,950,000 for the three month periods ended June 30, 1999 and 1998, respectively, and income before income taxes of $13,282,000 and $4,478,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $801,000 and $2,284,000 for the three month periods ended June 30, 1999 and 1998, respectively. Results for the six month period ended June 30, 1999 include the recognition of a pre-tax gain of approximately $10,300,000, as a result of the partial conversion to assumption reinsurance of a prior reinsurance transaction for which the gain was previously deferred.

     In July 1999, the Company sold Charter and Intramerica to Allstate Life Insurance Company for statutory surplus, as adjusted, at the date of sale (approximately $37,590,000 at June 30, 1999) plus $3,575,000. The Company will record a pre-tax gain of approximately $14,000,000 in the third quarter, which includes recognition of deferred gains from prior reinsurance transactions.

9. Earnings (loss) per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 60,744,000 and 63,920,000 for the six month periods ended June 30, 1999 and 1998, respectively, and 60,020,000 and 63,941,000 for the three month periods ended June 30, 1999 and 1998, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 60,771,000 and 64,056,000 for the six month periods ended June 30, 1999 and 1998, respectively, and 60,020,000 and 64,063,000 for the three month periods ended June 30, 1999 and 1998, respectively.

10. Cash paid for interest and income taxes (net of refunds) was $28,780,000 and $(15,682,000), respectively, for the six month period ended June 30, 1999 and $20,221,000 and $141,168,000, respectively, for the six month period ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

During each of the six month periods ended June 30, 1999 and 1998, the Company operated profitably. For the six month period ended June 30, 1999 net cash was provided by operations. For the six month period ended June 30, 1998, net cash was used for operations, principally for the payment of income taxes and to purchase investments classified as trading, partially offset by the repayment of the Company's bridge financing to Pepsi International Bottlers ("PIB").

As of June 30, 1999, the Company's cash, cash equivalents and marketable securities, excluding those amounts held by its regulated and foreign subsidiaries, totaled approximately $601,000,000. In addition, the book value of the principal amount of promissory notes received from Conseco, Inc. (the "Conseco Notes") upon the 1997 sale of the Colonial Penn Life Group was $400,000,000 at June 30, 1999.

As more fully discussed in the Company's 1998 10-K, pursuant to its agreement with PepsiCo, Inc. effective as of January 30, 1998, the Company was relieved of any future funding obligation with respect to PIB. Additionally, the agreement provided for a put option and a call option with respect to the Company's equity interest, which were exercisable at certain times. In February 1999, PepsiCo exercised the option for approximately $39,190,000, including interest. The Company recognized a pre-tax gain of approximately $29,545,000 in the six month period ended June 30, 1999.

In March 1999, the Company sold all of its interest in Caja de Ahorro y Seguro S.A. ("Caja") to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of approximately $120,800,000 in the six month period ended June 30, 1999.

In May 1999, the Company paid a $12.00 per share cash dividend (the "Dividend"), aggregating approximately $722,178,000. Pursuant to a ruling from the Internal Revenue Service, the Company may pay dividends of up to $812,000,000 and have any gain realized on the dividends treated as capital gain income for non-corporate shareholders. It is the Board of Directors' intention to declare a second dividend before the end of 1999 in the amount of approximately $90,000,000, subject to reduction to comply with the Company's senior subordinated debt agreement covenants. While these covenants would currently allow an additional $90,000,000 dividend, the permissible amount would be increased for 50% of net income (as defined) and decreased for 100% of net losses (as defined), dividends and stock buybacks.

Payment of the Dividend (and any subsequent dividend) required the Company to make an offer to purchase all of its 8-1/4% Senior Subordinated Debentures due 2005 (the "8-1/4% Debentures") and its 7-7/8% Senior Subordinated Debentures due 2006 (the "7-7/8% Debentures"), outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. Pursuant to such offers, in June 1999, the Company repurchased $80,899,000 principal amount of the 8-1/4% Debentures and $113,324,000 principal amount of the 7-7/8% Debentures for approximately $198,000,000, including accrued interest. Of this amount, $100,000,000 was borrowed under a short-term credit facility. Such amount was repaid in July 1999 with funds received in the third quarter from the repayment of $150,000,000 of the Conseco Notes.

The Company's Board of Directors has increased to 6,000,000 the maximum number of its Common Shares that the Company currently is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the six month period ended June 30, 1999, the Company repurchased 2,301,120 Common Shares for an aggregate cost of approximately $64,463,000. From

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued

July 1, 1999 through August 5, 1999, the Company repurchased 292,800 Common Shares for an aggregate cost of approximately $6,306,000.

In July 1999, the Company sold its life insurance subsidiaries, Charter National Life Insurance Company and Intramerica Life Insurance Company to Allstate Life Insurance Company for statutory surplus, as adjusted, at the date of sale (approximately $37,590,000 at June 30, 1999), plus $3,575,000. The Company will record a pre-tax gain of approximately $14,000,000 in the third quarter, which includes recognition of deferred gains from prior reinsurance transactions.

The Company has determined to replace its two corporate owned aircraft it has used for ten years with two newer models of used aircraft. During the six month period ended June 30, 1999, the Company expended approximately $52,400,000 of generally available corporate funds to acquire these aircraft. The Company expects to receive approximately $16,000,000 for its existing aircraft.

                              RESULTS OF OPERATIONS

                  THE 1999 PERIODS COMPARED TO THE 1998 PERIODS

Net earned premium revenues of the Empire Group were $85,402,000 and $122,205,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $38,658,000 and $58,514,000 for the three month periods ended June 30, 1999 and 1998, respectively. The decrease in earned premiums principally relates to a decline in the number of assigned risk automobile pool contracts acquired due to competition and the depopulation of the assigned risk automobile pools, as well as a reduction in certain personal and commercial lines, principally voluntary private passenger, commercial automobile and commercial package policies, due to tighter underwriting standards, reunderwriting and increased competition.

The Empire Group's loss ratios were as follows:

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                    ------------------           ----------------
                                                      1999      1998               1999     1998
                                                      ----      ----               ----     ----
                  Loss Ratio:
                     GAAP                             92.4%     104.1%            88.4%    99.8%
                     SAP                              92.4%     104.1%            88.4%    99.8%
                  Expense Ratio:
                     GAAP                             37.8%      25.4%            36.4%    25.4%
                     SAP                              45.3%      28.5%            38.2%    26.1%
                  Combined Ratio:
                     GAAP                            130.2%     129.5%           124.8%   125.2%
                     SAP                             137.7%     132.6%           126.6%   125.9%



The decline in the loss ratios in 1999 was due to reserve strengthening recorded in 1998 for prior accident years and lower current accident year loss ratios resulting from product mix and improved underwriting. The Empire Group's expense ratios increased in 1999 due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs.

The manufacturing segment reported operating profits in 1999 and 1998. Manufacturing revenues, gross profit and pre-tax results for this segment increased in the 1999 periods principally due to greater sales and lower raw material costs, partially offset by slightly higher expenses.

Finance revenues reflect the level and mix of consumer instalment loans, and for 1998, the sale of substantially all of the Company's executive and professional loan portfolio which resulted in pre-tax gains of approximately $6,500,000 and $600,000, respectively, for the six and three month periods ended June 30, 1998. Operating profits increased as a result of greater loans outstanding and higher yielding loans offset by slightly higher expenses and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued

lower investment income. Average loans outstanding during the six and three month periods ended June 30, 1999 were higher than average loans outstanding during the comparable periods of 1998 by approximately $37,600,000 and $80,100,000, respectively, primarily due to the purchase of a subprime automobile portfolio in December 1998 and increased new loan originations, partially offset by the sale of substantially all of the executive and professional loan portfolio, described above. Due in part to recent failures of some of the Company's competitors, as well as the continued strength of the economy, the Company has been able to increase its new loan volume within the Company's existing underwriting standards. In addition, the Company intends to continue to explore the acquisition of additional portfolios of such loans that meet the Company's underwriting standards if they can be purchased on attractive terms.

Investment and other income for the six month period ended June 30, 1999 included the gains on sale of Caja ($120,800,000), The Sperry and Hutchinson Company, Inc. ($18,700,000) and PIB ($29,545,000), as described above. Although the Company recognized a gain on the sale of PIB, when combined with its share of PIB's losses since inception, the Company's net loss from this investment was approximately $40,310,000. Investment and other income also increased in the 1999 periods as compared to the 1998 periods due to increased rent income and gains from sales of real estate properties (of which approximately $33,600,000 and $22,200,000, respectively, for the six and three month periods ended June 30, 1999 related to Fidei S.A. ("Fidei"), the Company's French subsidiary which was acquired in the fourth quarter of 1998), partially offset by a reduction in investment income and the aforementioned gain in 1998 on the sale of the executive and professional loan portfolio. During the six month period ended June 30, 1999, Fidei sold 39 real estate properties; 112 properties remained at June 30, 1999.

Interest expense primarily reflects the level of external borrowings outstanding during the period, which increased primarily due to Fidei's borrowing.

The increase in selling, general and other expenses in the 1999 periods as compared to the 1998 periods principally reflect expenses incurred by Fidei, expenses incurred in connection with the Dividend, described above, and for the six month period ended June 30, 1999, increased professional fees.

Income taxes for the six month period ended June 30, 1999 reflect the utilization of capital loss carryforwards. The 1998 provisions for income taxes reflect reductions for the favorable resolution of certain federal income tax contingencies.

The number of shares used to calculate basic earnings (loss) per share amounts was 60,744,000 and 63,920,000 for the six month periods ended June 30, 1999 and 1998, respectively, and 60,020,000 and 63,941,000 for the three month periods ended June 30, 1999 and 1998, respectively. The number of shares used to calculate diluted earnings (loss) per share was 60,771,000 and 64,056,000 for the six month periods ended June 30, 1999 and 1998, respectively, and 60,020,000 and 64,063,000 for the three month periods ended June 30, 1999 and 1998, respectively.

                  YEAR 2000 AND INFORMATION TECHNOLOGY SYSTEMS

The Company is continuing to evaluate its information technology systems to determine the potential impact of the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. As a result, before the end of 1999, computer hardware and software may need to be upgraded with new hardware and software which can distinguish 21st century dates from 20th century dates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS, continued

In 1996, the Empire Group began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be Year 2000 compliant. The Empire Group has one non-compliant system that maintains historical claims information. The Empire Group anticipates that it will transfer this information to a Year 2000 compliant system during the fourth quarter of 1999, while maintaining the existing system until the conversion is successfully completed. If the conversion is not successful, the Empire Group will maintain this information in a simplified database file and in hard copy. All but one of the manufacturing operation's material systems (involving the storage of historical information) have tested as being Year 2000 compliant. The Company is exploring alternative systems to maintain this information. Until an acceptable replacement for this system can be found, the Company can maintain these records in hard copy. The banking and lending operations have successfully completed testing of mission critical systems and testing of non-mission critical systems is currently underway. In addition, deposit customers have been sent letters to inform them about the Year 2000 issue and to educate them about the progress made in addressing this issue.

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

Through June 30, 1999, expenses incurred by the Company in connection with the Year 2000 issue (excluding expenses related to the Empire Group's acquisition of new systems, which was not motivated by Year 2000 concerns) did not exceed $500,000. Based upon current information, the Company does not expect that the Year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.


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

                           PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                The following matters were submitted to a vote of shareholders at the Company's 1999 Annual Meeting of Shareholders held on May 5, 1999.


                a) Election of directors.

                                                                                     Number of Shares
                                                                                 ------------------------
                                                                                    For          Withheld
                                                                                    ---          --------

                         Ian M. Cumming                                          50,669,001      125,030
                         Paul M. Dougan                                          50,668,447      125,584
                         Lawrence D. Glaubinger                                  50,656,837      137,194
                         James E. Jordan                                         50,669,021      125,010
                         Jesse Clyde Nichols, III                                50,669,021      125,010
                         Joseph S. Steinberg                                     50,669,021      125,010

                b) Approval of the Company's 1999 Stock Option Plan.

                         For                                                     44,828,638
                         Against                                                  4,629,433
                         Abstentions                                              1,335,960
                         Broker non-votes                                            -

                c) Approval of the Company's Senior Executive Warrant Plan.

                         For                                                     47,549,354
                         Against                                                  1,888,044
                         Abstentions                                              1,356,633
                         Broker non-votes                                            -

                d) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 1999.

                         For                                                     50,684,860
                         Against                                                     43,768
                         Abstentions                                                 65,403
                         Broker non-votes                                            -



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                a) EXHIBITS.


                    27  Financial Data Schedule.

                b) REPORTS ON FORM 8-K.

                    The Company filed current reports on Form 8-K dated April 6, 1999 and June 24, 1999, which set forth information under
                    Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LEUCADIA NATIONAL CORPORATION
                                                     (Registrant)


Date:   August 12, 1999                     By /s/ Barbara L. Lowenthal
                                            ----------------------------------
                                            Barbara L. Lowenthal
                                            Vice President and Comptroller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                                        Exemption
  Number                          Description                    Indication
  ------                          -----------                    ----------


   27                        Financial Data Schedule.