Form 10-Q
period 1999-09-30
LEUCADIA NATIONAL CORP
filed 1999-11-12
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 1999

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

               ---------------------------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 5, 1999:
56,804,266.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1999 and December 31, 1998
(Dollars in thousands, except par value)

                                                                                                        September 30,   December 31,
                                                                                                           1999             1998
                                                                                                        ------------    ------------
                                                                                                        (Unaudited)
ASSETS
Investments:
  Available for sale (aggregate cost of $861,841 and $1,555,789)                                      $   866,826       $ 1,553,126
  Trading securities (aggregate cost of $140,155 and $132,907)                                            131,103           132,576
  Held to maturity (aggregate fair value of $28,102 and $47,583)                                           28,253            47,256
  Other investments, including accrued interest income                                                     39,927            37,247
                                                                                                      -----------       -----------
      Total investments                                                                                 1,066,109         1,770,205
Cash and cash equivalents                                                                                 360,222           459,690
Reinsurance receivables, net                                                                               45,678            48,070
Trade, notes and other receivables, net                                                                   875,837           833,301
Prepaids and other assets                                                                                 413,645           490,242
Property, equipment and leasehold improvements, net                                                       176,929           121,790
Deferred policy acquisition costs                                                                          13,422            18,255
Investments in associated companies                                                                       100,950           172,390
Net assets of discontinued operations                                                                        --              45,008
                                                                                                      -----------       -----------
              Total                                                                                   $ 3,052,792       $ 3,958,951
                                                                                                      ===========       ===========

LIABILITIES
Customer banking deposits                                                                             $   226,448       $   189,782
Trade payables and expense accruals                                                                       248,457           233,485
Other liabilities                                                                                          80,792           109,397
Income taxes payable                                                                                      127,048            96,500
Deferred tax liability                                                                                     26,847             7,709
Policy reserves                                                                                           460,927           542,274
Unearned premiums                                                                                          73,999            94,572
Debt, including current maturities                                                                        483,085           722,601
                                                                                                      -----------       -----------
      Total liabilities                                                                                 1,727,603         1,996,320
                                                                                                      -----------       -----------
Minority interest                                                                                           7,246            11,272
                                                                                                      -----------       -----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company                              98,200            98,200
                                                                                                      -----------       -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 57,116,166 and 61,984,686 shares issued and outstanding, after deducting
 61,299,367 and 56,430,847 shares held in treasury                                                         57,116            61,985
Additional paid-in capital                                                                                 91,182           205,227
Accumulated other comprehensive income (loss)                                                                 314              (771)
Retained earnings                                                                                       1,071,131         1,586,718
                                                                                                      -----------       -----------
      Total shareholders' equity                                                                        1,219,743         1,853,159
                                                                                                      -----------       -----------
              Total                                                                                   $ 3,052,792       $ 3,958,951
                                                                                                      ===========       ===========


See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the periods ended September 30, 1999 and 1998
(In thousands, except per share amounts)
(Unaudited)

                                                                                     For the Three Month        For the Nine Month
                                                                                        Period Ended               Period Ended
                                                                                         September 30,             September 30,
                                                                                    ---------------------      ---------------------
                                                                                       1999         1998         1999          1998
                                                                                       ----         ----         ----          ----
REVENUES:
   Insurance revenues and commissions                                              $  32,411    $  55,043    $ 117,813    $ 177,248
   Manufacturing                                                                      18,183       16,057       48,520       42,727
   Finance                                                                            12,611        7,246       33,064       23,270
   Investment and other income                                                        66,278       55,823      365,918      182,136
   Equity in income (losses) of associated companies                                   1,160       17,762       (2,430)      14,377
   Net securities gains (losses)                                                         693      (74,226)       6,433      (70,349)
                                                                                   ---------    ---------    ---------    ---------
                                                                                     131,336       77,705      569,318      369,409
                                                                                   ---------    ---------    ---------    ---------
EXPENSES:
   Provision for insurance losses and policy benefits                                 31,039       54,219      106,216      175,792
   Amortization of deferred policy acquisition costs                                   7,076       11,445       25,610       34,991
   Manufacturing cost of goods sold                                                   10,493        9,410       29,560       25,825
   Interest                                                                           10,743       10,351       38,649       30,673
   Salaries                                                                           11,190       10,172       32,332       30,570
   Selling, general and other expenses                                                30,141       21,658      100,996       70,439
                                                                                   ---------    ---------    ---------    ---------
                                                                                     100,682      117,255      333,363      368,290
                                                                                   ---------    ---------    ---------    ---------
      Income (loss) from  continuing  operations  before income taxes, minority expense of trust preferred securities and
       extraordinary loss                                                             30,654      (39,550)     235,955        1,119
                                                                                   ---------    ---------    ---------    ---------
Income taxes:
  Current                                                                             (2,121)     (16,583)      17,933      (12,748)
  Deferred                                                                             9,949      (19,628)      28,903      (11,475)
                                                                                   ---------    ---------    ---------    ---------
                                                                                       7,828      (36,211)      46,836      (24,223)
                                                                                   ---------    ---------    ---------    ---------
      Income (loss) from continuing operations before minority
       expense of trust preferred securities and extraordinary loss                   22,826       (3,339)     189,119       25,342
Minority expense of trust preferred securities, net of taxes                           1,380        2,109        4,141        6,327
                                                                                   ---------    ---------    ---------    ---------
      Income (loss) from continuing operations before extraordinary loss              21,446       (5,448)     184,978       19,015

Income from discontinued operations, net of taxes                                     15,582        3,411       24,201        6,373
                                                                                   ---------    ---------    ---------    ---------
      Income (loss) before extraordinary loss                                         37,028       (2,037)     209,179       25,388
Extraordinary loss from early extinguishment of debt,
 net of income tax benefit of $1,394                                                    --           --         (2,588)        --
                                                                                   ----------   ---------    ---------    ---------

       Net income (loss)                                                           $  37,028    $  (2,037)   $ 206,591    $  25,388
                                                                                   =========    =========    =========    =========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                        $     .36    $    (.08)   $    3.08    $     .30
   Income from discontinued operations                                                   .27          .05          .40          .10
   Extraordinary loss                                                                   --           --           (.04)        --
                                                                                   ---------    ---------    ---------    ---------
       Net income (loss)                                                           $     .63    $    (.03)   $    3.44    $     .40
                                                                                   =========    =========    =========    =========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                        $     .36    $    (.08)   $    3.08    $     .30
   Income from discontinued operations                                                   .27          .05          .40          .10
   Extraordinary loss                                                                   --           --           (.04)        --
                                                                                   ---------    ---------    ---------    ---------
       Net income (loss)                                                           $     .63    $    (.03)   $    3.44    $     .40
                                                                                   =========    =========    =========    =========

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated  Statements of Cash Flows
For the nine months ended September 30, 1999 and 1998
(Unaudited)

                                                                                                          1999              1998
                                                                                                          ----              ----
                                                                                                              (In thousands)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                           $   206,591        $    25,388
Adjustments to reconcile net income to net cash provided by (used for) operations:
 Extraordinary loss, net of income tax benefit                                                             2,588               --
 Provision (benefit) for deferred income taxes                                                            28,903            (11,475)
 Depreciation and amortization of property, equipment and leasehold improvements                          11,044              6,739
 Other amortization                                                                                       25,096             27,179
 Provision for doubtful accounts                                                                           8,652              6,054
 Net securities (gains) losses                                                                            (6,433)            70,349
 Equity in (income) losses of associated companies                                                         2,430            (14,377)
 (Gain) on disposal of real estate, property and equipment                                               (39,202)           (25,860)
 (Gain) on sales of PIB, Caja, S&H and Charter in 1999 and loan portfolio in 1998                       (193,820)            (6,588)
 Investments classified as trading, net                                                                  (12,689)           (38,615)
 Deferred policy acquisition costs incurred and deferred                                                 (20,777)           (32,587)
 Net change in:
   Reinsurance receivables                                                                                 2,392            (12,688)
   Trade, notes and other receivables                                                                    105,432             83,182
   Prepaids and other assets                                                                              (8,574)           (30,645)
   Net assets of discontinued operations                                                                  17,616             20,289
   Trade payables and expense accruals                                                                    19,892            (73,110)
   Other liabilities                                                                                      (6,354)           (27,662)
   Income taxes payable                                                                                   31,942            (72,824)
   Policy reserves                                                                                       (81,347)           (10,475)
   Unearned premiums                                                                                     (20,573)           (16,247)
 Other                                                                                                     8,133              2,587
                                                                                                     -----------        -----------
  Net cash provided by (used for) operating activities                                                    80,942           (131,386)
                                                                                                     -----------        -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                              (109,235)           (52,459)
Proceeds from disposals of real estate, property and equipment                                           111,348             44,312
Proceeds from sales of PIB, Caja, S&H and Charter in 1999 and loan portfolio in 1998                     226,539             92,099
Advances on loan receivables                                                                            (181,613)           (89,203)
Principal collections on loan receivables                                                                 73,494             58,518
Purchases of investments (other than short-term)                                                      (1,449,316)        (1,862,339)
Proceeds from maturities of investments                                                                  967,209            946,132
Proceeds from sales of investments                                                                     1,205,972          1,308,247
                                                                                                     -----------        -----------
  Net cash provided by investing activities                                                              844,398            445,307
                                                                                                     -----------        -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                      (19,798)            65,113
Net change in customer banking deposits                                                                   36,852             (6,728)
Reduction of long-term debt                                                                             (200,321)              (315)
Purchase of common shares for treasury                                                                  (115,965)           (34,708)
Dividends paid                                                                                          (722,178)            (6,670)
                                                                                                     -----------        -----------
  Net cash provided by (used for) financing activities                                                (1,021,410)            16,692
                                                                                                     -----------        -----------

Effect of foreign exchange rate changes on cash                                                           (3,398)              --
                                                                                                     -----------        -----------
  Net (decrease) increase in cash and cash equivalents                                                   (99,468)           330,613
Cash and cash equivalents at January 1,                                                                  459,690            581,186
                                                                                                     -----------        -----------
Cash and cash equivalents at September 30,                                                           $   360,222        $   911,799
                                                                                                     ===========        ===========

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated  Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 1999 and 1998
(Unaudited)




                                                          Common                          Accumulated
                                                          Shares          Additional         Other
                                                          $1 Par           Paid-In       Comprehensive     Retained
                                                           Value           Capital        Income (Loss)    Earnings         Total
                                                          -------          --------       -------------    ---------      ---------
                                                                                         (In thousands)

Balance, January 1, 1998                               $   63,879       $  253,267       $    5,630       $1,540,755     $1,863,531
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                            3,080                           3,080
   Net income                                                                                                 25,388         25,388
                                                                                                                         ----------
     Comprehensive income                                                                                                    28,468
Exercise of options to purchase                                                                                          ----------
 common shares                                                121            2,693                                            2,814
Purchase of stock for treasury                             (1,178)         (33,530)                                         (34,708)
Dividends                                                                                                     (6,670)        (6,670)
                                                       ----------       ----------       ----------       ----------     ----------

Balance, September 30, 1998                            $   62,822       $  222,430       $    8,710       $1,559,473     $1,853,435
                                                       ==========       ==========       ==========       ==========     ==========

Balance, January 1, 1999                               $   61,985       $  205,227       $     (771)      $1,586,718     $1,853,159
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                            2,201                           2,201
   Net change in unrealized foreign
    exchange gain (loss)                                                                     (1,116)                         (1,116)
   Net income                                                                                                206,591        206,591
                                                                                                                         ----------
     Comprehensive income                                                                                                   207,676
                                                                                                                         ----------
Purchase of stock for treasury                             (4,869)        (114,045)                                        (118,914)
Dividends                                                                                                   (722,178)      (722,178)
                                                       ----------        ---------       ----------       ----------     ----------


Balance, September 30, 1999                            $   57,116       $   91,182       $      314       $1,071,131     $1,219,743
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

2. As more fully discussed in the Company's 1998 10-K, in 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. Pursuant to its agreement with PepsiCo effective as of January 30, 1998, the Company no longer had any ability to influence PIB. As a result, effective February 1, 1998, the Company discontinued accounting for this investment under the equity method of accounting. The agreement provided for a put option and a call option with respect to the Company's equity interest, which were exercisable at certain times. In February 1999, PepsiCo exercised the option for approximately $39,190,000, including interest. The Company recognized a pre-tax gain of approximately $29,545,000 in the nine month period ended September 30, 1999. When combined with the Company's share of PIB's losses since inception, the Company's net loss from this investment was approximately $40,310,000.

3. In March 1999, the Company sold all of its interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of approximately $120,800,000 in the nine month period ended September 30, 1999.

4. In February 1999, the Company sold its wholly-owned subsidiary, The Sperry and Hutchinson Company, Inc. ("S&H") and recognized a pre-tax gain of approximately $18,700,000 in the nine month period ended September 30, 1999.

5.   In May 1999,  the  Company  paid a $12.00  per  share  cash  dividend  (the
     "Dividend"), aggregating approximately $722,178,000. Pursuant to a ruling from the Internal Revenue Service, the Company may pay dividends of up to $812,000,000 and have any gain realized on the dividends treated as capital gain income for non-corporate shareholders. It is the Board of Directors' intention to declare and pay a second dividend before the end of 1999 in the amount of approximately $90,000,000, subject to reduction, if necessary, to comply with senior subordinated debt agreement covenants. While these covenants would currently allow such dividend, the Company is required to maintain total shareholders' equity of $1 billion after the dividend is paid.

     Payment of the Dividend required the Company to make an offer to purchase all of its 8-1/4% Senior Subordinated Debentures due 2005 (the "8-1/4% Debentures") and its 7-7/8% Senior Subordinated Debentures due 2006 (the "7-7/8% Debentures") then outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. Pursuant to such offers, the Company repurchased $194,223,000 aggregate principal amount of these Debentures and reported an extraordinary loss on early extinguishment of $3,982,000 ($2,588,000 after taxes) in the nine month period ended September 30, 1999.

6. The Company repurchased 5,180,420 Common Shares for an aggregate cost of approximately $125,481,000 from January 1, 1999 though November 5, 1999. The Company is currently authorized to repurchase an additional 2,579,150 Common Shares, after considering all repurchases through November 5, 1999. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

7. Certain information concerning the Company's segments for the nine and three month periods ended September 30, 1999 and 1998 is as follows (in thousands):

                                                                                For the Three Month       For the Nine Month
                                                                                   Period Ended              Period Ended
                                                                                   September 30,             September 30,
                                                                                -------------------      --------------------
                                                                                1999          1998         1999        1998
                                                                                ----          ----         ----        ----
Revenues:
  Property and casualty insurance                                            $  41,622    $  71,876    $ 149,171    $ 230,513
  Banking and lending                                                           14,320        9,979       37,133       36,085
  Manufacturing                                                                 18,184       16,058       48,522       42,773
  Foreign real estate (a)                                                        6,065         --         41,759         --
  Other operations (b)                                                          24,861       12,385      218,269       41,451
                                                                             ---------    ---------    ---------    ---------
    Total revenue for reportable segments                                      105,052      110,298      494,854      350,822
  Equity in associated companies                                                 1,160       17,762       (2,430)      14,377
  Corporate                                                                     25,124      (50,355)      76,894        4,210
                                                                             ---------    ---------    ---------    ---------

    Total consolidated revenues                                              $ 131,336    $  77,705    $ 569,318    $ 369,409
                                                                             =========    =========    =========    =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and extraordinary loss:
  Property and casualty insurance                                            $  (4,092)   $  (2,526)   $  (7,055)   $  (3,341)
  Banking and lending                                                            4,834        2,380       10,679       11,965
  Manufacturing                                                                  4,549        3,945        9,646        8,397
  Foreign real estate (a)                                                         (466)        --         17,159         --
  Other operations (b)                                                          16,103       (1,968)     193,891        9,938
                                                                             ---------    ---------    ---------    ---------
    Total income from continuing operations before income taxes, minority expense of  trust preferred securities and
      extraordinary loss for reportable segments                                20,928        1,831      224,320       26,959
  Equity in associated companies                                                 1,160       17,762       (2,430)      14,377
  Corporate                                                                      8,566      (59,143)      14,065      (40,217)
                                                                             ---------    ---------    ---------    ---------
    Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
      securities and extraordinary loss                                      $  30,654    $ (39,550)   $ 235,955    $   1,119
                                                                             =========    =========    =========    =========

(a) Foreign real estate consists of the operations of Fidei, S.A., which was acquired in the fourth quarter of 1998. These operations were previously included in the other operations segment. Assets related to the foreign real estate segment were approximately $287,692,000 at September 30, 1999 and approximately $365,137,000 at December 31, 1998.

(b) Includes pre-tax gains on sale of Caja ($120,800,000), S&H ($18,700,000) and PIB ($29,545,000) for the nine month period ended September 30, 1999, as described above.

8. At December 31, 1998 the components of net assets of discontinued operations are as follows (in thousands):


             Investments                                         $  65,788
             Cash and cash equivalents                               3,032
             Separate account assets                               619,578
             Notes and other receivables                           179,580
             Other                                                  15,425
                                                                 ---------
                Total assets                                       883,403
                                                                 ---------

             Policy reserves                                       179,083
             Separate account liabilities                          619,578
             Other                                                  39,734
                                                                 ---------
                Total liabilities                                  838,395
                                                                 ---------

                Net assets of discontinued operations            $  45,008
                                                                 =========

     Results of discontinued operations include revenues of $13,561,000 and $8,061,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $1,403,000 for the three month period ended September 30, 1998 and income before income taxes of $13,282,000 and $9,615,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $5,137,000 for the three month period ended September 30, 1998. Results for the nine month period ended September 30, 1999 include the recognition of a pre-tax gain of approximately $10,300,000, as a result of the partial conversion to assumption reinsurance of a prior reinsurance transaction for which the gain was previously deferred.

     In July 1999, the Company sold Charter and Intramerica to Allstate Life Insurance Company for statutory surplus, as adjusted, at the date of sale (approximately $39,560,000) plus $3,575,000. The Company recorded a net gain of $15,582,000 in the third quarter of 1999, which includes recognition of deferred gains from prior reinsurance transactions.

9.   Earnings  (loss) per share  amounts were  calculated by dividing net income
     (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 60,098,000 and 63,790,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and 58,865,000 and 63,600,000 for the three month periods ended September 30, 1999 and 1998, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 60,117,000 and 63,905,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and 58,865,000 and 63,600,000 for the three month periods ended September 30, 1999 and 1998, respectively.

10. Cash paid for interest and income taxes (net of refunds) was $44,134,000 and $(15,280,000), respectively, for the nine month period ended September 30, 1999 and $28,162,000 and $60,150,000, respectively, for the nine month period ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10-K.

                        Liquidity and Capital Resources

During each of the nine month periods ended September 30, 1999 and 1998, the Company operated profitably. For the nine month period ended September 30, 1999 net cash was provided by operations. For the nine month period ended September 30, 1998, net cash was used for operations, principally for the payment of income taxes and to purchase investments classified as trading, partially offset by the repayment of the Company's bridge financing to Pepsi International Bottlers ("PIB").

As of September 30, 1999, the Company's cash, cash equivalents and marketable securities, excluding those amounts held by its regulated and foreign subsidiaries, totaled approximately $600,000,000. In addition, the outstanding principal amount of promissory notes received from Conseco, Inc. (the "Conseco Notes") upon the 1997 sale of the Colonial Penn Life Group was $250,000,000 at September 30, 1999.

As more fully discussed in the Company's 1998 10-K, pursuant to its agreement with PepsiCo, Inc. effective as of January 30, 1998, the Company was relieved of any future funding obligation with respect to PIB. Additionally, the agreement provided for a put option and a call option with respect to the Company's equity interest, which were exercisable at certain times. In February 1999, PepsiCo exercised the option for approximately $39,190,000, including interest. The Company recognized a pre-tax gain of approximately $29,545,000 in the nine month period ended September 30, 1999.

In March 1999, the Company sold all of its interest in Caja de Ahorro y Seguro S.A. ("Caja") to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of approximately $120,800,000 in the nine month period ended September 30, 1999.

In May 1999, the Company paid a $12.00 per share cash dividend (the "Dividend"), aggregating approximately $722,178,000. Pursuant to a ruling from the Internal Revenue Service, the Company may pay dividends of up to $812,000,000 and have any gain realized on the dividends treated as capital gain income for non-corporate shareholders. It is the Board of Directors' intention to declare and pay a second dividend before the end of 1999 in the amount of approximately $90,000,000, subject to reduction, if necessary, to comply with senior subordinated debt agreement covenants. While these covenants would currently allow such dividend, the Company is required to maintain total shareholders' equity of $1 billion after the dividend is paid.

Payment of the Dividend required the Company to make an offer to purchase all of its 8-1/4% Senior Subordinated Debentures due 2005 (the "8-1/4% Debentures") and its 7-7/8% Senior Subordinated Debentures due 2006 (the "7- 7/8% Debentures"), outstanding in the aggregate principal amount of $235,000,000, at a purchase price of 101% of principal, plus accrued and unpaid interest thereon pursuant to the terms of the indentures governing these Debentures. Pursuant to such offers, in June 1999, the Company repurchased $80,899,000 principal amount of the 8-1/4% Debentures and $113,324,000 principal amount of the 7-7/8% Debentures for approximately $198,000,000, including accrued interest. Of this amount, $100,000,000 was borrowed under a short-term credit facility. Such amount was repaid in July 1999 with funds received in the third quarter from the repayment of $150,000,000 of the Conseco Notes.

During the nine month period ended September 30, 1999, the Company repurchased 4,868,520 Common Shares for an aggregate cost of approximately $118,914,000. From October 1, 1999 through November 5, 1999, the Company repurchased 311,900 Common Shares for an aggregate cost of approximately $6,567,000. The Company is currently authorized to repurchase an additional 2,579,150 Common Shares, after considering all repurchases through November 5, 1999. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued


In July 1999, the Company sold its life insurance subsidiaries, Charter National Life Insurance Company and Intramerica Life Insurance Company, which were classified as discontinued operations as of December 31, 1998, to Allstate Life Insurance Company for statutory surplus, as adjusted, at the date of sale (approximately $39,560,000), plus $3,575,000. Income from these discontinued operations, net of taxes, was $24,201,000 for the nine month period ended September 30, 1999, of which $15,582,000 resulted from the sale in the third quarter, including the recognition of deferred gains from prior reinsurance transactions.

In two separate transactions, the Company acquired substantially all of the assets of Tranex Credit Corp. ("Tranex"), a subprime automobile lender, for approximately $116,000,000. In September 1999, the Company's banking and lending subsidiary purchased Tranex's subprime automobile portfolio for $52,400,000. In October 1999, another subsidiary of the Company acquired from Tranex approximately $44,200,000 of excess servicing assets, and the Company's banking and lending subsidiary acquired the remaining $15,500,000 of subprime automobile receivables and approximately $4,000,000 of certain other assets. The Company's banking and lending subsidiary has begun the process of integrating Tranex's operations with its own automobile lending operations. The Company expects to achieve some expense savings as a result of combining certain aspects of these operations.

In September 1999, the Company lent to MK Gold Company approximately $35,800,000 and entered into a purchase agreement to increase its equity interest to approximately 72.5%. In October 1999, the stock purchase was consummated for $15,800,000 and the loan was reduced by such amount. MK Gold Company used the funds received from the Company and approximately $6,200,000 of its own working capital to acquire the entire share capital and subordinated debt of a company that holds the exploration and mining rights to the Las Cruces copper deposit in Spain.

The Company has replaced its two corporate owned aircraft it has used for ten years with two newer models of used aircraft. During the nine month period ended September 30, 1999, the Company paid approximately $43,900,000 of generally available corporate funds to acquire these aircraft, net of $8,500,000 received upon the sale of one of its older aircraft. The Company expects to receive approximately $8,000,000 for its remaining aircraft.

                              Results of Operations

                  The 1999 Periods Compared to the 1998 Periods

Net earned premium revenues of the Empire Group were $117,813,000 and $177,248,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $32,411,000 and $55,043,000 for the three month periods ended September 30, 1999 and 1998, respectively. While earned premiums declined in all lines of business, the most significant reductions were in assigned risk automobile and voluntary private passenger automobile lines. Starting in 1998, the Empire Group began to issue fewer assigned risk automobile policies, both as a result of losing contracts for this business to competitors and, with respect to those contracts entered into with other insurance companies, as a result of a general depopulation of the underlying assigned risk automobile pools. The Empire Group's underwriting results in this line of business have also been poor in recent years. As a result of its reduced volume in this line of business and poor operating results, the Empire Group will no longer seek to enter into new assigned risk contracts with other insurance companies. The Empire Group is currently evaluating the possible disposition of its remaining assigned risk premium obligations. Net written and earned premiums for the assigned risk automobile business were approximately $7,300,000 and $15,200,000, respectively, for the nine month period ended September 30, 1999 and approximately $1,675,000 and $3,769,000, respectively, for the three month period ended September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

The decline in voluntary private passenger automobile premiums results from the Empire Group's tighter underwriting standards and increased competition. The Empire Group expects that this trend will continue as it reunderwrites private passenger automobile policies at their renewal date, which in many cases may result in the insured not renewing the policy to avoid premium increases. Additionally, the Empire Group discontinued accepting new voluntary private passenger automobile policies from certain agents who have historically had poor underwriting results. Net earned premiums for the voluntary private passenger business were approximately $25,968,000 and $46,251,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and approximately $7,029,000 and $14,773,000 for the three month periods ended September 30, 1999 and 1998, respectively.

The Empire Group has experienced declines in written and earned premiums in all other lines of business, due to reunderwriting its book of business in selected lines, the termination of a number of agency relationships due to poor underwriting results and competition. Over the past year the Empire Group has invested its resources to enhance and market its products, to upgrade the quality of customer service and to provide its agents with the ability to process applications, receive price quotes and obtain other policy and claim information via the Internet. While the Empire Group expects these efforts will continue and be successful, no assurances can be given that the Empire Group will be able to profitably grow its premium volume in the future.

The Empire Group's loss ratios were as follows:


                                  Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                   -----------------         ------------------
                                     1999      1998           1999       1998
                                     ----      ----           ----       ----
     Loss Ratio:
       GAAP                         95.9%     98.8%          90.4%      99.5%
       SAP                          95.9%     98.8%          90.4%      99.5%
     Expense Ratio:
       GAAP                         40.2%     30.9%          37.5%      27.1%
       SAP                          48.3%     35.7%          40.7%      28.6%
     Combined Ratio:
       GAAP                        136.1%    129.7%         127.9%     126.6%
       SAP                         144.2%    134.5%         131.1%     128.1%

The decline in the loss ratios in 1999 was due to reserve strengthening recorded in 1998 for prior accident years and lower overall current year loss ratios resulting from changes in the product mix and improved underwriting. While the Empire Group has reduced expenses during the current year, they have not been reduced at the same rate as the decline in premium volume, due in part to expenditures related to the installation of new information systems and providing Internet access to agents. During the fourth quarter, the Empire Group will implement further expense reductions in all areas in order to improve its underwriting results. However, the expense reductions alone are not expected to result in underwriting profits, and any further erosion in premium volume would necessitate further expense reductions in the future.

The manufacturing segment reported operating profits in 1999 and 1998. Manufacturing revenues, gross profit and pre-tax results for this segment increased in the 1999 periods principally due to greater sales and, for the nine month period ended September 30, 1999, lower raw material costs, partially offset by higher expenses.

Finance revenues reflect the level and mix of consumer instalment loans, and for the nine month period ended September 30, 1998, the sale of substantially all of the Company's executive and professional loan portfolio, which resulted in a pre-tax gain of approximately $6,600,000. Operating profits increased as a result of greater loans outstanding, partially offset by increased provisions for loan losses, higher expenses and lower investment income. Average loans outstanding during the nine and three month periods ended September 30, 1999 were higher than average loans outstanding during the comparable periods of 1998 by approximately $60,566,000 and $129,323,000,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

respectively, primarily due to the purchase of a subprime automobile portfolio in December 1998, the Tranex transaction in September 1999 and increased new loan originations, partially offset by the sale of substantially all of the executive and professional loan portfolio, described above.

As mentioned above, the Company is currently integrating Tranex with its own automobile lending operations. Prior to acquisition, Tranex's monthly new loan volume was at least equal to the Company's volume. While the Company expects that its stricter underwriting standards will result in a reduction in Tranex's new loan volume, consolidated new loan volumes should increase significantly. Since the Company records a full allowance for uncollectible loans at the time a new loan is made, profits will be reduced while the portfolio grows. The Company intends to continue to explore the acquisition of additional portfolios of loans that meet the Company's underwriting standards if they can be purchased on attractive terms.

Investment and other income for the nine month period ended September 30, 1999 included the gains on sale of Caja ($120,800,000), The Sperry and Hutchinson Company, Inc. ($18,700,000) and PIB ($29,545,000), as described above, and for the nine and three month periods ended September 30, 1999, the gain on sale of an equity interest in an associated company ($8,700,000). Investment and other income also increased in the 1999 periods as compared to the 1998 periods due to increased rent income and gains from sales of real estate properties, of which approximately $40,200,000 and $5,900,000 for the nine and three month periods ended September 30, 1999, respectively, related to Fidei, the Company's French real estate subsidiary. During the nine month period ended September 30, 1999, Fidei sold 46 real estate properties; 105 properties remain at September 30, 1999, substantially all of which are currently being marketed for sale. Such increases were partially offset by a reduction in investment income resulting primarily from payment of the Dividend and debt repurchases described above and, for the nine month period, the gain in 1998 on the sale of the executive and professional loan portfolio.

Net securities gains (losses) for the nine and three month periods ended September 30, 1998 included a pre-tax writedown of approximately $75,000,000 related to investments in Russian and Polish debt and equity securities due to declines in values that were deemed other than temporary.

Interest expense primarily reflects the level of external borrowings outstanding during the period, which increased primarily due to Fidei's borrowing.

The increase in selling, general and other expenses in the 1999 periods as compared to the 1998 periods principally reflect expenses incurred by Fidei, and for the nine month period ended September 30, 1999, expenses incurred in connection with the Dividend and increased professional fees.

Income taxes for the nine month period ended September 30, 1999 reflect a benefit of approximately $33,300,000 from the utilization of capital loss carryforwards which had previously been fully reserved. Income taxes for the 1999 periods reflect a benefit of approximately $3,400,000 for a change in the Company's estimated 1998 federal income tax liability and the favorable resolution of certain federal income tax contingencies. Income taxes for 1998 reflect a benefit (approximately $30,000,000 for the nine months and $25,000,000 for the three months ended September 30, 1998, respectively) for a change in the Company's estimated 1997 federal tax liability and the favorable resolution of certain federal income tax contingencies.

The number of shares used to calculate basic earnings (loss) per share amounts was 60,098,000 and 63,790,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and 58,865,000 and 63,600,000 for the three month periods ended September 30, 1999 and 1998, respectively. The number of shares used to calculate diluted earnings (loss) per share was 60,117,000 and 63,905,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and 58,865,000 and 63,600,000 for the three month periods ended September 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

                  Year 2000 and Information Technology Systems

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

As more fully described in the 1998 10-K, since 1996, the Company has been evaluating its Year 2000 readiness. All of the Company's operations have completed the computer inventory and identification process and substantially all have completed testing critical systems. The Company's primary focus during the remainder of 1999 will continue to be on monitoring the readiness of material third parties.

In 1996, the Empire Group began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be Year 2000 compliant. During the third quarter of 1999, the Empire Group completed the transfer of its historical claims database from its last remaining non-compliant system to a fully compliant Year 2000 system. All of the manufacturing operation's material systems have tested as being Year 2000 compliant. All of the systems of the banking and lending operations have successfully completed testing. In addition, deposit customers have been sent letters to inform them about the Year 2000 issue and to educate them about the progress made in addressing this issue. Tranex's mission critical systems have tested as being Year 2000 compliant and business contingency plans are being finalized.

The Year 2000 issue may affect other entities with which the Company transacts business. The Company has made inquiry of third parties with whom it has material relationships as to the Year 2000 compliance of such third parties. Many of such parties have reported plans to be fully compliant by the end of 1999 and most had reported substantial progress at the end of 1998. However, at this time the Company cannot predict the effect of the Year 2000 on its material third parties or the impact any deficiency in the Year 2000 readiness of such parties could have on the Company.

Through September 30, 1999, expenses incurred by the Company in connection with the Year 2000 issue (excluding expenses related to the Empire Group's acquisition of new systems, which was not motivated by Year 2000 concerns) did not exceed $500,000. Based upon current information, the Company does not expect that the Year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.


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

                           PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

                a) Exhibits.


                   27      Financial Data Schedule.

                b) Reports on Form 8-K.

               The Company filed a current report on Form 8-K dated July 6, 1999 which sets forth information under Item 5. Other Events and Item
               7. Financial Statements, Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   LEUCADIA NATIONAL CORPORATION
                                                           (Registrant)





Date:   November 12, 1999                         By /s/ Barbara L. Lowenthal
                                                  ---------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX





Exhibit                       Description                   Exemption
Number                                                      Indication
-------                       ------------                  ----------

  27                          Financial Data Schedule