Form 10-K
period 1999-12-31
LEUCADIA NATIONAL CORP
filed 2000-03-29
CIK 96223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1999

                                       or

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 13, 2000 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $735,648,529.

On March 13, 2000, the registrant had outstanding 55,296,728 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2000 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

================================================================================


NY2:\874896\20\76830.0146

                                     PART I

Item 1.      Business.
------       --------
                                   THE COMPANY


        The Company is a diversified financial services holding company principally engaged in commercial and personal lines of property and casualty insurance, banking and lending, manufacturing and real estate activities. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value.

        Shareholders' equity has grown from a deficit of $7,657,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,121,988,000 at December 31, 1999, equal to a book value per common share of the Company (a "Common Share") of negative $.11 at December 31, 1978 and $19.75 at December 31, 1999. The December 31, 1999 shareholders' equity and book value per share amounts have been reduced for the cash dividends described below.

        In May and December 1999, the Company paid an aggregate $13.58 per share cash dividend (the "Dividend"), totaling $811,925,000. Pursuant to a ruling from the Internal Revenue Service, the Company was able to pay the Dividend and have any gain realized treated as capital gain income for non-corporate shareholders. Payment of the Dividend required the Company to make an offer to purchase all of its 8-1/4% Senior Subordinated Notes due 2005 (the "8-1/4% Notes") and all of its 7-7/8% Senior Subordinated Notes due 2006 (the "7-7/8% Notes"), at a purchase price of 101% of principal, plus accrued and unpaid interest thereon. Pursuant to such offers, in June 1999, the Company repurchased $194,223,000 aggregate principal amount of the 8-1/4% Notes and 7-7/8% Notes for $198,000,000, including accrued interest.

        During the year ended December 31, 1999, the Company repurchased 5,182,958 Common Shares for an aggregate cost of $125,481,000. From January 1, 2000 through March 13, 2000, the Company repurchased 1,505,000 Common Shares for an aggregate cost of $32,095,000 ($21.33 per share). As of March 13, 2000, the Company is authorized to repurchase an additional 4,495,000 Common Shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended without prior notice.

        During 1999, the Company acquired substantially all of the assets of Tranex Credit Corp. ("Tranex"), a subprime automobile lender, for aggregate cash consideration of $128,000,000. The assets purchased included Tranex's $67,900,000 subprime automobile portfolio, $44,200,000 of residual interests and excess servicing assets of related securitized trusts and $16,000,000 of certain other assets.

        In 1999, the Company increased its interest in MK Gold Company ("MK Gold") to 72.5% for aggregate cash consideration of $15,800,000. In addition, the Company lent $20,000,000 to MK Gold, which used the proceeds from the Company's stock purchase and loan to acquire Cobre Las Cruces, S.A., a Spanish company that holds the exploration and mining rights to the Las Cruces copper deposit in the pyrite belt of Spain, for total cash consideration of $42,000,000. The initial stages of a feasibility study conducted by the former owner indicate the existence of a resource of 15.2 million metric tonnes grading 6.1% copper that is overlain by a gold-bearing gossan (which has not been evaluated) and by 150 meters of unconsolidated overburden. Actual mining will be subject to permitting, after which significant financing would be required to engineer, construct and develop the mine. MK Gold's interest in Cobre Las
Cruces is subject to a one-year option held by an Australian mining company to purchase a 35% interest in Cobre Las Cruces at MK Gold's cost, plus interest.

        During 1999, the Company sold all of its interests in Caja de Ahorro y Seguro S.A. ("Caja"), its Russian joint venture with PepsiCo, Inc. ("PIB"), The Sperry and Hutchinson Company, Inc. and Charter National Life Insurance Company ("Charter") and Intramerica Life Insurance Company ("Intramerica") for aggregate cash and other consideration of $249,700,000, and recorded aggregate pre-tax gains of $185,200,000.

        In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. The Company expects to report a pre-tax gain of $24,600,000 in first quarter of 2000 results of operations. Further consideration of approximately $7,500,000 may be received in the future upon the favorable resolution of certain contingencies.

        The Company's insurance operations consist of commercial and personal property and casualty insurance primarily conducted through Empire Insurance Company ("Empire"), Allcity Insurance Company ("Allcity") and Centurion Insurance Company ("Centurion"). For the year ended December 31, 1999, these insurance operations accounted for 26% of the Company's revenues and at December 31, 1999, 26% of the Company's assets.

        The Company's insurance operations have a diversified investment portfolio of securities, of which 75% are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P").

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

        The Company's foreign real estate operations are conducted through Compagnie Fonciere FIDEI, a French company whose bonds are listed on the Paris Stock Exchange ("Fidei").

        As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. These reportable segments are: property and casualty insurance, banking and lending, foreign real estate, manufacturing and other operations. The property and casualty insurance operations provide commercial and personal lines of insurance in the New York metropolitan area. The banking and lending operations principally make collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans are primarily funded by deposits insured by the FDIC. The foreign real estate consists of the operations of Fidei in France. The manufacturing operations manufacture and market proprietary plastic netting used for a variety of purposes. Other operations primarily consist of domestic real estate activities and winery operations. Associated companies primarily include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. The information in the following table for corporate assets primarily consists of investments, notes receivable from the sale of certain businesses and cash and cash equivalents. Corporate revenues primarily consist of investment income on corporate assets. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. Other than the Company's foreign real estate operations, the Company does not have material foreign operations and investments.

        Certain information concerning the Company's segments for 1999, 1998 and 1997 is presented in the following table. Prior period amounts have been restated for the foreign real estate operations, which were previously included in the Other Operations segment.

                                                              1999                 1998                 1997
                                                             ------               ------               ------
                                                                              (In millions)
REVENUES:
    Property and Casualty Insurance                          $185.3               $299.8               $363.2
    Banking and Lending                                        59.0                 46.0                 45.8
    Foreign Real Estate                                        65.0                 11.0                  -
    Manufacturing                                              64.0                 56.6                133.7
    Other Operations (a)                                      238.4                 58.9                102.0
                                                             ------               ------               ------
        Total revenue for reportable segments                 611.7                472.3                644.7
    Equity in Associated Companies                             (2.9)                23.3                (56.5)
    Corporate (b)                                              97.8                 34.9                 42.5
                                                             ------               ------               ------
        Total consolidated revenues                          $706.6               $530.5               $630.7
                                                             ======               ======               ======


                                                                   (continued)

                                                                             1999                1998              1997
                                                                           --------           --------           --------
                                                                                            (In millions)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES, MINORITY EXPENSE OF TRUST
PREFERRED SECURITIES AND EXTRAORDINARY LOSS:
    Property and Casualty Insurance                                        $  (22.4)          $   (7.9)          $    4.1
    Banking and Lending                                                        12.7               13.9                5.8
    Foreign Real Estate                                                        31.8                1.2                -
    Manufacturing                                                              11.9               10.1                 .3
    Other Operations (a)                                                      198.9               21.6               57.3
                                                                           --------           --------           --------
        Total income (loss) from continuing operations
         before income taxes, minority expense of trust
         preferred securities and extraordinary loss
         for reportable segments                                              232.9               38.9               67.5
    Equity in Associated Companies                                             (2.9)              23.3              (56.5)
    Corporate (b)                                                              13.5              (32.8)             (35.2)
                                                                           --------           ---------          ---------
        Total consolidated income (loss) from continuing
         operations before income taxes, minority expense of
         trust preferred securities and extraordinary loss                 $  243.5           $   29.4           $  (24.2)
                                                                           ========           ========           ========
IDENTIFIABLE ASSETS EMPLOYED:
    Property and Casualty Insurance                                        $  803.9           $  990.1           $1,047.8
    Banking and Lending                                                       467.1              269.3              265.1
    Foreign Real Estate                                                       276.7              365.1                -
    Manufacturing                                                              42.9               41.8               45.4
    Other Operations                                                          416.5              308.5              170.0
                                                                           --------           --------           --------
        Total assets of reportable segments                                 2,007.1            1,974.8            1,528.3
    Investments in Associated Companies                                        74.0              172.4              207.9
    Net Assets of Discontinued Operations                                       -                 45.0               71.9
    Corporate                                                                 989.1            1,766.8            1,937.2
                                                                           --------           --------           --------
        Total consolidated assets                                          $3,070.2           $3,959.0           $3,745.3
                                                                           ========           ========           ========

----------------
(a) For 1999, includes pre-tax gains on sale of Caja, The Sperry & Hutchinson Company and PIB, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

(b) For 1998, includes securities losses relating to the writedown of investments in Russian and Polish securities, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

      At December 31, 1999, the Company and its consolidated subsidiaries had 1,585 full-time employees.

                         PROPERTY AND CASUALTY INSURANCE

General

        The Company's principal property and casualty insurance operations are conducted through the Empire Group, which consists of Empire, Allcity and Centurion. The Empire Group specializes in commercial and personal property and casualty insurance business primarily in the New York metropolitan area. The Empire Group offers insurance products for vehicles (including medallion and radio-controlled livery vehicles), general liability coverage, property coverage (including mercantile and multi-family residential real estate) and workers' compensation to commercial accounts and private passenger automobile and homeowners products to individuals. The Empire Group is rated "B+" (very good) by A.M. Best Company ("Best") and rated "BBB+" (good) by S&P. As with all ratings, Best and S&P ratings are subject to change at any time.

        The business of the Empire Group is organized into three divisions: the Small Business Division, the Personal Lines Division and the Mid-Market Division. Each of these divisions has separate management teams responsible for all marketing, sales and underwriting decisions within their divisions. The Small Business Division focuses on commercial package products for small businesses; the Personal Lines Division concentrates on personal automobile and homeowners insurance; and the Mid-Market Division focuses on commercial auto, commercial package and workers' compensation insurance for larger accounts. Over the past two years, the Empire Group has invested resources to enhance and market its products, to upgrade the quality of customer service and to provide its agents with the ability to sell products, process applications, receive price quotes and obtain other policy and claim information via the Internet. The Empire Group plans to expand its Internet services in the future.

        For the years ended December 31, 1999, 1998 and 1997, net earned premiums for the Empire Group were $145,200,000, $228,600,000 and $275,000,000, respectively. While net earned premiums declined in all lines of business, the most significant reductions were in assigned risk automobile and voluntary private passenger automobile lines. As a result of poor operating results in the assigned risk business, the Empire Group no longer participates in this line of business. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Empire Group remains liable for the claim settlement costs for assigned risk claims that occured during the policy term. The Empire Group believes it has provided adequate reserves for such liabilities, including loss adjustment expenses. With respect to private passenger automobile insurance, poor underwriting results have resulted in a re-underwriting of the existing book of business, the termination of certain agency relationships and, for certain other agents, a determination not to accept any applications for new private passenger automobile business. Additionally, re-underwriting efforts in other commercial lines, along with terminated and/or reduced agency relationships referred to above, have resulted in reduced commercial lines premiums.

        The Empire Group's reduced premium volume does not support its current overhead structure. The Empire Group is currently examining its overhead costs and plans to implement an expense reduction program this year to more closely align these costs with its current volume of business. In order to return to profitability, the Empire Group also will have to generate new business, primarily in the Small Business Division and in the radio-controlled livery line of the Mid-Market Division, and improve retention of its existing profitable business. An important customer service feature, which is designed to enable the Empire Group to attract profitable business, is the ability to provide producers faster quoting of policy prices and underwriting approval over the Internet. The Empire Group is currently providing this service for commercial policies issued by the Small Business Division, and plans to continue to invest in technology in order to expand this service to other lines of business in the future.

        During the year ended December 31, 1999, 13% of net earned premiums of the Empire Group were derived from assigned risk business, 12% from commercial automobile lines, 35% from other commercial lines and 40% from personal lines. Substantially all of the Empire Group's policies are written in New York for a one-year period. The Empire Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. The Empire Group is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey.

        The business of the Empire Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are seven general agents, one of which is owned by Empire, and 398 local agents and insurance brokers presently acting under agreements with the Empire Group. These agents and brokers also represent other competing insurance companies. The Empire Group's owned general agent is its largest producer and generated 12% of its total premium volume for the year ended December 31, 1999.

        On a quarterly basis, the Empire Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Empire Group's results for 1999 was $17,000,000 for reserve increases related to losses from prior accident years. The Empire Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate. Over the past few years, the Empire Group has taken steps to improve its operations, enhance its information systems, redefine its markets and improve its underwriting and claims handling procedures. The Company believes that the results of these efforts may not be known for some time, given the nature of the property and casualty insurance business and the inherently long period of time involved in settling claims.

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

                                              Year Ended December 31,
                                     ------------------------------------------
                                       1999             1998             1997
                                     --------         --------         --------
Loss Ratio:
       GAAP                            98.5%           102.6%           100.3%
       SAP                             98.5%           102.6%           100.3%
       Industry (SAP) (a)                N/A            76.5%            72.8%

Expense Ratio:
       GAAP                            39.9%            26.7%            18.2%
       SAP                             44.8%            31.4%            17.5%
       Industry (SAP) (a)                N/A            29.5%            28.8%

Combined Ratio (b):
       GAAP                           138.4%           129.3%           118.5%
       SAP                            143.3%           134.0%           117.8%
       Industry (SAP) (a)                N/A           106.0%           101.6%


---------------

(a) Source: Best's Aggregates & Averages, Property/Casualty, 1999 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

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

        In the following table, the liability for losses and LAE of the Empire Group is reconciled for each of the three years ended December 31, 1999. Included therein are current year data and prior year development.


                   RECONCILIATION OF LIABILITY FOR LOSSES AND
                            LOSS ADJUSTMENT EXPENSES

                                                                          1999               1998                1997
                                                                        --------           --------            --------
                                                                                        (In thousands)
Net SAP liability for losses and LAE at
 beginning of year                                                      $469,318           $487,116            $481,138
                                                                        --------           --------            --------

Provision for losses and LAE for claims
 occurring in the current year                                           124,172            191,482             248,408
Increase in estimated losses and LAE for
 claims occurring in prior years                                          18,255             42,290              27,027
                                                                        --------           --------            --------
Total incurred losses and LAE                                            142,427            233,772             275,435
                                                                        --------           --------            --------

Losses and LAE payments for claims occurring during:
      Current year                                                        41,955             64,739              80,149
      Prior years                                                        188,240            186,831             189,308
                                                                        --------           --------            --------
                                                                         230,195            251,570             269,457
                                                                        --------           --------            --------

Net SAP liability for losses and LAE
 at end of year                                                          381,550            469,318             487,116

Reinsurance recoverable                                                   61,492             72,956              58,592
                                                                        --------           --------            --------

Liability for losses and LAE at end of year as reported in
 financial statements (GAAP)                                            $443,042           $542,274            $545,708
                                                                        ========           ========            ========

        The following table presents the development of balance sheet liabilities from 1989 through 1999 for the Empire Group. The liability line at the top of the table indicates the estimated liability for unpaid losses and LAE recorded as of the dates indicated. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

        The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1989 liability estimate indicated on the table of $235,223,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 1999 of $235,230,000 or a deficiency of $7,000. If the re-estimated liability were less than the liability initially established, a cumulative redundancy would be indicated.

        In evaluating this information, it should be noted that each amount shown for "cumulative redundancy (deficiency)" includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy (deficiency) related to losses settled in 1993, but incurred in 1989, will be included in the cumulative redundancy (deficiency) amount for 1989, 1990, 1991 and 1992. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

        For further discussion of the Empire Group's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                                  Year Ended December 31,
                --------------------------------------------------------------------------------------------------------------------
                    1989       1990       1991       1992      1993      1994       1995      1996     1997       1998      1999
                    ----       ----       ----       ----      ----      ----       ----      ----     ----       ----      ----
                                                            (In thousands)
Liability
 for Unpaid
 Losses and Loss
 Adjustment
 Expenses         $235,223   $251,401   $280,679  $322,516  $353,917  $ 406,695 $ 476,692  $481,138  $487,116  $469,318  $381,550

Liability
 Re-estimated
 as of:
One Year Later    $227,832   $249,492   $280,020  $321,954  $344,156  $ 441,165 $ 504,875  $508,165  $529,406  $487,573  $   -
Two Years Later    217,432    245,141    277,866   324,262   374,158    467,659   537,372   546,724   546,643
Three Years Later  212,649    243,849    284,052   345,576   394,418    500,286   577,266   599,015
Four Years Later   211,859    247,314    296,484   361,903   415,251    534,014   609,425
Five Years Later   211,952    255,045    306,094   377,097   442,696    556,072
Six Years Later    216,545    260,031    316,887   395,291   459,573
Seven Years Later  219,786    265,525    330,866   406,188
Eight Years Later  222,556    277,626    337,660
Nine Years Later   231,152    281,995
Ten Years Later    235,230

Cumulative
 Redundancy
 (Deficiency)     $     (7)  $(30,594)  $(56,981) $(83,672) $(105,656)$(149,377)$(132,733) $(117,877)$(59,527) $(18,255) $   -
                  ========   ========   ========  ========  ========= ========= =========  ========= ========  ========  ========

Cumulative
 Amount of
 Liability Paid
 Through:
One Year Later    $ 65,822   $ 78,954   $ 89,559  $113,226  $116,986  $ 152,904 $ 202,334  $189,308  $186,831  $188,240  $   -
Two Years Later    109,479    126,908    150,043   182,250   199,214    270,020   318,693   314,755   313,040
Three Years Later  140,916    167,330    197,848   239,092   272,513    353,649   407,833   410,631
Four Years Later   166,023    196,099    233,244   285,880   326,637    415,919   472,384
Five Years Later   182,001    216,749    259,946   320,044   363,873    456,410
Six Years Later    193,943    231,892    279,682   341,636   390,027
Seven Years Later  203,169    242,275    293,860   357,735
Eight Years Later  209,115    253,104    304,610
Nine Years Later   214,687    260,340
Ten Years Later    219,372


Net Liability -
  End of Year                                               $353,917   $406,695  $476,692  $481,138  $487,116  $469,318  $381,550
Reinsurance                                                   37,912     44,747    40,730    51,181    58,592    72,956    61,492
                                                            --------   --------  --------  --------  --------  --------  --------
Gross Liability -
  End of Year                                               $391,829   $451,442  $517,422  $532,319  $545,708  $542,274  $443,042
                                                            ========   ========  ========  ========  ========  ========  ========

Net Re-estimated
  Liability - Latest                                        $459,573   $556,072  $609,425  $599,015  $546,643  $487,573
Re-estimated
  Reinsurance - Latest                                        70,197     72,491    70,780    73,881    63,453    77,883
                                                            --------   --------  --------  --------  --------  --------
Gross Re-estimated
  Liability - Latest                                        $529,770   $628,563  $680,205  $672,896  $610,096  $565,456
                                                            ========   ========  ========  ========  ========  ========
Gross Cumulative
  (Deficiency)                                             $(137,941) $(177,121)$(162,783)$(140,577) $(64,388) $(23,182)
                                                           =========  ========= ========= =========  ========  ========


Investments

        Investment activities represent a significant part of the Company's insurance related revenues and profitability. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's investment committees.

        The Company's insurance subsidiaries have a diversified investment portfolio of securities, a substantial portion of which is rated "investment grade" by Moody's and/or S&P or issued or guaranteed by the U.S. Treasury or by governmental agencies. The Company's insurance subsidiaries do not generally invest in less than "investment grade" or "non-rated" securities, real estate or mortgages, although from time to time they may make such investments in amounts not expected to be material.

        The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 1999 and 1998 was as follows:


                                                          1999                      1998
                                                          ----                      ----
                                                              (Dollars in thousands)
    Bonds and  notes:
      U.S. Government and agencies                         60%                       76%
      Rated investment grade                               15                         8
      Non rated - other                                     2                         4
      Rated less than investment grade                      3                         -
    Equity securities, primarily preferred                 15                        10
    Other, principally accrued interest                     5                         2
                                                          ---                       ---
                  Total                                   100%                      100%
                                                          ===                       ===
    Estimated average yield to maturity
     of bonds and notes (a)                               6.8%                      5.3%
    Estimated average remaining life
     of bonds and notes (a)                               2.7 yrs.                  3.3 yrs.
    Carrying value of investment portfolio                $584,906                  $748,818
    Market value of investment portfolio                  $584,788                  $749,147


      ---------------------------
      (a)  Excludes trading securities, which are not significant.



Reinsurance

        The Empire Group's maximum retained limit for all lines of business was $300,000 for 1999. The Empire Group's maximum retained limit for 1998 and 1997 was $500,000 for workers' compensation and $300,000 for other property and casualty lines. Additionally, the Empire Group has entered into certain excess of loss and catastrophe treaties to protect against certain losses. The Empire Group's retention of lower level losses in such treaties is $7,500,000 for 2000, and was $7,500,000 for 1999 and 1998, and $5,000,000 for 1997.

        Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation

(A++) and Zurich Reinsurance (North America), Inc. (A+). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

Competition

        The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are unendorsed, which may give these other companies a competitive advantage. Federal administrative, legislative and judicial activity has resulted in changes to federal banking laws that increase the ability of national banks to offer insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

        The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition, product design, product mix and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns has been, and may continue to be, a depressing influence on policy rates. In addition, the Company is experiencing increased competition from low cost insurance providers that write many lines of business on a direct response basis through direct mail, telemarketing and the Internet. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside the Company's control.

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

        The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. The Company's insurance operations' RBC ratio as of December 31, 1999 exceeded minimum requirements. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. While the Company's insurance operations had certain "other than normal" NAIC ratios for the year ended December 31, 1999, the Company believes that it is unlikely that material adverse regulatory action will be taken.

        The Company's insurance subsidiaries are members of state insurance funds which provide certain protection to policyholders of insolvent insurers doing business in those states. Due to insolvencies of certain insurers, the Company's insurance subsidiaries have been assessed certain amounts which have not been material and are likely to be assessed additional amounts by state insurance funds. The Company believes that it has provided for all anticipated assessments and that any additional assessments will not have a material adverse effect on the Company's financial condition or results of operations.



                               BANKING AND LENDING

        The Company's banking and lending operations principally are conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial ("AIF"), an industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had deposits of $329,301,000 and $189,782,000 at December 31, 1999 and 1998, respectively. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area. The funds generated by the deposits are primarily used to fund consumer instalment loans.

        During 1999, the Company acquired substantially all of the assets of Tranex. AIB purchased Tranex's subprime automobile portfolio for $67,900,000 and certain other assets for $4,000,000. Another subsidiary of the Company acquired $44,200,000 of residual interests and excess servicing assets of related securitized trusts and $12,000,000 of certain other assets. Since acquisition, AIB has been integrating Tranex's operations with its own automobile lending operations, focusing its efforts on establishing uniform underwriting criteria and procedures and reducing expenses through elimination of overhead redundancies and closing unprofitable offices. Prior to acquisition, Tranex's monthly new loan volume was at least equal to the Company's volume. While the Company's stricter underwriting standards have resulted in a reduction in Tranex's new loan volume, consolidated new loan volumes have increased significantly.

        The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $339,773,000 and $185,183,000 at December 31, 1999 and 1998, respectively. At December 31, 1999, 82% were loans to individuals generally collateralized by automobiles; 12% were loans to consumers, substantially all of which were collateralized by real or personal property; 1% were unsecured loans to individuals acquired from others in connection with investments in limited partnerships; 2% were unsecured loans to executives and professionals, generally with good credit histories; and 3% were loans to small businesses.

        It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 1999, the allowance for loan losses for the Company's entire loan portfolio was $16,975,000 or 5.0% of the net outstanding loans, compared to $9,398,000 or 5.1% of net outstanding loans at December 31, 1998.

        The Company's loss experience has been very favorable in recent years. While the Company attributes some of this experience to its underwriting procedures, it also recognizes it has derived substantial benefit from the strong domestic economy. Should economic conditions change and the economy weaken, the Company expects its losses would increase and a tightening of underwriting standards and procedures would be required, resulting in reduced new loan volume.

        Collateralized personal automobile instalment loans are primarily made through automobile dealerships to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. The contractual maturity for automobile loans originated in 1999 was 57 months, with an anticipated average life of 22 months. The Company currently generates automobile loans in 29 states through non-exclusive relationships with dealers, with no individual state or dealership representing a significant portion of the Company's loan volume. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual as well as the collateral to attempt to minimize the number of defaults. Additionally, the Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 1999, the Company generated $252,013,000 of these loans ($144,611,000 during 1999). Such amounts exclude the Tranex acquisition and the Company's purchase of a $36,900,000 portfolio of such loans in 1998. The Company intends to continue to acquire additional portfolios of such loans that meet the Company's underwriting standards if they can be purchased on attractive terms.

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

        The Company's principal banking and lending operations are subject to detailed supervision by state authorities, as well as federal regulation pursuant to the Federal Consumer Credit Protection Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Right to Financial Privacy Act, the Community Reinvestment Act, the Fair Credit Reporting Act and regulations promulgated by the Federal Trade Commission. The Company's banking operations are subject to federal and state regulation and supervision by, among others, the Office of the Comptroller of the Currency (the "OCC"), the FDIC and the State of Utah. AIB's primary federal regulator is the OCC, while the primary federal regulator for AIF is the FDIC.

        The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations of AIB and restricts further acquisitions of banks and savings institutions by the Company. CEBA does not restrict AIF as currently operated.

                               FOREIGN REAL ESTATE

        Through its French subsidiary, Fidei, the Company owns foreign real estate properties with a book value of $87,566,000 at December 31, 1999. After considering Fidei's other assets and non-recourse liabilities, the Company's net investment in this segment was $38,129,000 at December 31, 1999. During 1999, Fidei sold 62 properties resulting in pre-tax gains of $37,900,000; at December 31, 1999, a total of 88 properties aggregating approximately 2,100,000 square feet remain. For 1999, Fidei generated $31,800,000 of pre-tax income. Since acquisition, Fidei has been marketing all of its real estate holdings for sale, which is anticipated to be substantially completed by the end of 2001. Given Fidei's attractive financing and tax loss carryforwards, the Company is seeking new investemnts for it.

                                  MANUFACTURING

        Through its plastics division, the Company manufactures and markets proprietary plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding and filtration. The plastics division markets its products both domestically and internationally, with approximately 13% of its 1999 sales exported to Europe, Latin America, Japan and Australia. New product development focuses on niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. For the years ended December 31, 1999, 1998 and 1997, the plastics division's revenues were $64,000,000, $56,600,000 and $50,900,000, respectively.

        In order to meet existing and expected product demand in the future, the plastics division is increasing its manufacturing capacity and opening a manufacturing facility in Europe. The European facility is expected to service customers in the European and Asian markets, which are currently being serviced by the Company's domestic manufacturing facilities. The Company expects that the European facility and equipment will require a capital investment of approximately $19,500,000, some or all of which may be financed. The facility is expected to be operational in the second quarter of 2001 and should increase capacity by approximately 20% when fully operational.

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


                                OTHER OPERATIONS

        The Company has a 90% interest in two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1981, while Archery Summit was started by the Company in 1993. These wineries produce and sell super-ultra-premium wines. During 1999, the wineries sold 76,300 9-liter equivalent cases of wine generating revenues of $13,347,000. Since acquisition, the Company's investment in winery operations has grown, principally to fund the Company's acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to an additional two years before the wine can be sold. The Company expects all of its vineyards will be in substantially full production for the 2001 harvest, and with normal farming yields should result in total production of approximately 100,000 9-liter equivalent cases of wine. At December 31, 1999, the Company's combined investment in these wineries was $51,900,000.

        At December 31, 1999, the Company's domestic real estate investments had a book value of $196,500,000. Such real estate consists of office buildings, residential land development projects and other unimproved land, all in various stages of development and available for sale. The Company's largest domestic real estate investment is an office complex located on Capitol Hill in Washington, D.C., with a book value of $76,500,000. This complex, which consists of two office buildings totaling 630,000 square feet, is fully occupied by the D.C. Government. The Company expects to obtain financing for this complex in 2000, which is intended to repay its investment. Also included in the Company's domestic real estate is a project located in San Diego County, California, that will be a master-planned community of approximately 3,400 homes and apartments as well as commercial properties expected to be completed over the next ten years. The Company expects to earn a preferred return of 15% on its investment in this project (approximately $71,400,000 through December 31, 1999); any amounts generated above this preferred return will primarily benefit the development manager, HomeFed Corporation ("HomeFed"), the shares of which were distributed to the Company's shareholders as described in Item 5 of this Report. The Company manages each of its real estate projects separately to maximize returns on investment.

        The Company has a 72.5% interest in MK Gold, a company that is traded on the NASD OTC Bulletin Board. During 1999, MK Gold acquired Cobre Las Cruces, S.A., a Spanish company that holds the exploration and mining rights to the Las Cruces copper deposit in the pyrite belt of Spain. The initial stages of a feasibility study conducted by the former owner indicate the existence of a resource of 15.2 million metric tonnes grading 6.1% copper that is overlain by a gold-bearing gossan (which has not been evaluated) and by 150 meters of unconsolidated overburden. This resource calculation was based upon the analysis of 279 drill holes totaling over 272,000 feet. The aforementioned feasibility study, prepared in 1998, estimated the capital cost would be approximately $300,000,000 to bring the mine into production. A bankable feasibility study is currently underway. This study will better define the future capital and operating costs of the Las Cruces Project. Actual mining will be subject to permitting (currently underway), significant financing, engineering and construction. MK Gold's interest in Cobre Las Cruces is subject to a one-year option held by an Australian mining company to purchase 35% of the company at MK Gold's cost, plus interest.


                                OTHER INVESTMENTS

        The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at March 13, 2000: Carmike Cinemas, Inc. ("Carmike") (approximately 6% of Class A shares), GFSI Holdings, Inc. ("GFSI") (approximately 6%), Jordan Industries, Inc. ("JII") (approximately 10%) and PhoneTel Technologies, Inc. (approximately 7%).

        A subsidiary of the Company is an owner in The Jordan Company LLC and Jordan/Zalaznick Capital Company. These entities each specialize in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. Since 1982, the Company has invested an aggregate of $80,400,000 in these entities and related companies and, through December 31, 1999, has received $118,000,000 relating to the disposition of investments and management and other fees. At December 31, 1999, through these entities, the Company had interests in JII, Carmike, GFSI, JZ Equity Partners PLC (a British company traded on the London Stock Exchange in which the Company holds an approximately 6% equity interest) and a total of 31 other companies, which in total are carried in the Company's consolidated financial statements at $39,800,000. In January 2000, the Company sold its 10% equity interest in one of these entities, Jordan Telecommunication Products, Inc., for $27,000,000.

        For further information about the Company's business, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and Notes to Consolidated Financial Statements.


Item 2.    Properties.
------     ----------

        Through its various subsidiaries, the Company owns and utilizes in its operations offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 77,000 sq. ft.). Subsidiaries of the Company own a facility (totaling approximately 158,500 sq. ft.) primarily used for manufacturing located in Georgia and facilities and land in California and Oregon (totaling approximately 98,000 square feet and 390 acres, respectively) used for winemaking operations.

        The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Notes to Consolidated Financial Statements.



Item 3.    Legal Proceedings.
------     -----------------

        On May 13, 1997, a purported derivative complaint was filed in New York State Supreme Court against the Company's current Board of Directors and two former directors. The action, entitled Pinnacle Consultants, Ltd. v. Leucadia

National Corp., et al. (no. 602470/97), alleged violations of New York Business Corporation Law and claims for fraud, waste, breach of fiduciary duty and conversion. In February 2000, the New York Court of Appeals affirmed the Appellate Division's prior order dismissing the complaint in its entirety.

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

Item 10.  Executive Officers of the Registrant.
-------   ------------------------------------

        All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 13, 2000, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

NAME                                      AGE                 POSITION WITH LEUCADIA              OFFICE HELD SINCE
----                                      ---                 ----------------------              -----------------
Ian M. Cumming                             59                 Chairman of the Board               June 1978
Joseph S. Steinberg                        56                 President                           January 1979
Thomas E. Mara                             54                 Executive Vice President            May 1980;
                                                               and Treasurer                       January 1993
Joseph A. Orlando                          44                 Vice President and                  January 1994;
                                                               Chief Financial Officer             April 1996
Barbara L. Lowenthal                       45                 Vice President and                  April 1996
                                                               Comptroller
Paul J. Borden                             51                 Vice President                      August 1988
Mark Hornstein                             52                 Vice President                      July 1983
H.E. Scruggs                               43                 Vice President                      March 2000


        Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978. In addition, he has served as a director of Allcity since February 1988 and MK Gold since June 1995. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed, a California real estate developer, since May 1999.

        Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Allcity since February 1988, as a director of MK Gold since June 1995, as a director of JII since June 1988 and as a director of HomeFed since August 1998.

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

        Mr. Scruggs joined the Company in 1995 and became Vice President in March 2000. Since 1997, Mr. Scruggs has been Chairman of AIB, the Company's national bank subsidiary. Mr. Scruggs has been a member of the faculty of Brigham Young University since 1991.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

        (a)       Market Information.
                  ------------------

        The Common Shares of the Company are traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per Common Share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P. Historical sales prices for 1998 and 1999 have been adjusted by Bloomberg L.P. to reflect the Dividend.

                                                           COMMON SHARE
                                                           ------------
                                                      HIGH              LOW
                                                      ----              ---
       1998
       ----
       First Quarter                                 $23.91           $19.52
       Second Quarter                                 23.33            19.08
       Third Quarter                                  20.20            16.06
       Fourth Quarter                                 18.81            15.27

       1999
       ----
       First Quarter                                 $19.22           $17.14
       Second Quarter                                 23.58            17.11
       Third Quarter                                  23.22            19.28
       Fourth Quarter                                 23.38            19.39

       2000
       ----
       First Quarter (through March 13, 2000)        $23.00           $20.94


        (b)        Holders.
                   -------

        As of March 13, 2000, there were approximately 3,487 record holders of the Common Shares.


        (c)        Dividends.
                   ---------

        The Company paid no cash dividends in 1998. In 1999, the Company paid aggregate cash dividends of $13.58 per Common Share, as described more fully in
Item 1, "Business", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

        The HomeFed Dividend. The Company acquired a 41.2% interest in HomeFed in 1995. HomeFed is a publicly traded real estate development company (OTC (Non-NASDAQ): "HFDC"). In 1998, the Company distributed to its shareholders of record on August 25, 1998 (the "HomeFed Dividend Holders") a pro rata dividend of all of the beneficial interests in a trust that held 41.2% of the common stock of HomeFed and contracts to increase that ownership to 89.6% of HomeFed. In October 1999, the HomeFed Dividend Holders received .79 shares of HomeFed common stock for each Common Share of the Company owned on August 25, 1998.

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

                                                                                    Year Ended December 31,
                                                            --------------------------------------------------------------------
                                                               1999         1998          1997           1996          1995
                                                               ----         ----          ----           ----          ----
                                                                           (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Revenues                                                    $706,632      $530,506     $630,737        $670,443      $753,999
Net securities gains (losses)                                 10,885       (60,871)       3,249          24,117        15,101
Interest expense (a)                                          50,665        45,139       46,007          53,599        52,538
Insurance losses, policy benefits and amortization of
  deferred acquisition costs                                 174,132       279,110      327,468         355,148       364,957
Income (loss) from continuing operations before income
  taxes, minority expense of trust preferred securities
  and extraordinary loss                                     243,471        29,377      (24,238)        (48,187)       10,286
Income (loss) from continuing operations before minority
  expense of trust preferred securities and
  extraordinary loss                                         198,950        54,450      (14,347)        (28,861)       24,203
Minority expense of trust preferred securities, net of
  taxes                                                       (5,521)       (8,248)      (7,942)              -             -
Income (loss) from continuing operations before
  extraordinary loss                                         193,429        46,202      (22,289)        (28,861)       24,203
Income from discontinued operations, including gain on
  sale, net of taxes                                          24,201         8,141      686,161          84,376        83,300
Extraordinary loss from early extinguishment of debt,
  net of taxes                                                (2,588)            -       (2,057)         (6,838)            -
Net income                                                   215,042        54,343      661,815          48,677       107,503

Per share:
  Basic earnings (loss) per common share:
   Income (loss) from continuing operations before
    extraordinary loss                                         $3.26          $.73       $ (.36)         $(.48)         $ .42
   Income from discontinued operations, including gain
    on sale                                                      .40           .13        11.03           1.40           1.45
   Extraordinary loss                                           (.04)            -         (.03)          (.11)             -
                                                               -----          ----       ------          -----          -----
      Net income                                               $3.62          $.86       $10.64          $ .81          $1.87
                                                               =====          ====       ======          =====          =====

  Diluted earnings (loss) per common share:
   Income (loss) from continuing operations before
    extraordinary loss                                         $3.26          $.73       $ (.36)         $(.48)         $ .41
   Income from discontinued operations, including gain
    on sale                                                      .40           .13        11.03           1.40           1.40
   Extraordinary loss                                           (.04)            -         (.03)          (.11)             -
                                                               -----          ----       ------          -----          -----
      Net income                                               $3.62          $.86       $10.64          $ .81          $1.81
                                                               =====          ====       ======          =====          =====


                                                                                                                   (continued)

                                                                                         At December 31,
                                                            --------------------------------------------------------------------
                                                             1999             1998           1997          1996         1995
                                                             ----             ----           ----          ----         ----
                                                                           (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
  Cash and investments                                   $1,466,551        $2,229,895    $2,453,555    $1,246,220   $1,250,746
  Total assets                                            3,070,227         3,958,951     3,745,336     2,776,591    2,766,501
  Debt, including current maturities                        483,309           722,601       352,872       520,263      513,810
  Customer banking deposits                                 329,301           189,782       198,582       209,261      203,061
  Common shareholders' equity                             1,121,988         1,853,159     1,863,531     1,118,107    1,111,491
  Book value per common share                                $19.75            $29.90        $29.17        $18.51       $18.47
  Cash dividends per common share                            $13.58            $    -          $.25          $.25         $.25



                                                                                  Year Ended December 31,
                                                            --------------------------------------------------------------------
                                                               1999             1998          1997          1996         1995
                                                               ----             ----          ----          ----         ----

SELECTED INFORMATION ON PROPERTY AND CASUALTY INSURANCE
 OPERATIONS (Unaudited): (b)
  GAAP Combined Ratio                                         138.4%           129.3%        118.5%        114.7%       113.0%
  SAP Combined Ratio                                          143.3%           134.0%        117.8%        107.9%       107.4%
  Industry SAP Combined Ratio (c)                                N/A           106.0%        101.6%        105.8%       106.4%
  Premium to Surplus Ratio (d)                                  0.8X             1.2x          1.4x          1.8x         2.2x


--------------------

(a)   Includes interest on customer banking deposits.

(b) The Combined Ratio does not reflect the effect of investment income. For 1998, the difference in the accounting treatment for curtailment gains relating to the defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratios and the SAP Combined Ratios. Additionally in 1999, 1998, 1997 and 1996, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP.

(c) Source: Best's Aggregates & Averages, Property/Casualty, 1999 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(d) Premium to Surplus Ratio was calculated by dividing statutory property and casualty insurance premiums written by statutory capital at the end of the year.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   Results of Operations.
         ---------------------------------------------------------------

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Liquidity

        Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its several direct subsidiaries, cash and other liquid investments. The Parent continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, bank borrowings, public financings, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and corporate overhead expenses. As of December 31, 1999, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $390,900,000. Additional sources of liquidity as of December 31, 1999 include $110,600,000 of marketable securities collateralizing letters of credit and $125,600,000 of cash, cash equivalents and marketable securities held by Fidei. In addition, the book value of the principal amount of promissory notes received from Conseco, Inc. upon the 1997 sale of the Colonial Penn Life Group was $250,000,000 at December 31, 1999.

        During 1999, the Company paid the Dividend of $13.58 per Common Share totaling $811,925,000. Pursuant to a ruling from the Internal Revenue Service, any gain realized on the Dividend will be treated as capital gain income for non-corporate shareholders.

        Payment of the Dividend required the Company to make an offer to purchase all of its 8-1/4% Notes and its 7-7/8% Notes at a purchase price of 101% of principal, plus accrued and unpaid interest thereon. Pursuant to such offers, in 1999, the Company repurchased $80,899,000 principal amount of the 8-1/4% Notes and $113,324,000 principal amount of the 7-7/8% Notes for $198,000,000, including accrued interest. Funds received from repayment of $150,000,000 of the Conseco Notes were used for a portion of this repurchase.

        Except for the Euro denominated debt of Fidei, which is non-recourse to the Company, the Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made from banks through various credit agreement facilities and through public financings.

        During 1999, the Company repurchased 5,182,958 Common Shares for an aggregate cost of $125,481,000. From January 1, 2000 through March 13, 2000, the Company repurchased 1,505,000 Common Shares for an aggregate cost of $32,095,000. As of March 13, 2000, the Company is authorized to repurchase an additional 4,495,000 Common Shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

        In February 1999, PepsiCo, Inc. exercised its option to purchase the Company's equity interest in PIB, its joint venture with PepsiCo, for $39,190,000, including interest. The Company recognized a pre-tax gain of $29,545,000 in connection with the purchase.

        In March 1999, the Company sold all of its interest in Caja to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of $120,800,000 on this sale.

        In July 1999, the Company sold its discontinued life insurance subsidiaries, Charter and Intramerica, to Allstate Life Insurance Company for statutory surplus, as adjusted, at the date of sale ($39,560,000), plus $3,575,000. Income in 1999 from these operations, net of taxes, was $24,201,000, of which $15,582,000 resulted from the sale, including the recognition of deferred gains from prior reinsurance transactions.

        In September 1999, the Company lent to MK Gold $35,800,000 and entered into a purchase agreement to increase its equity interest to 72.5%. In October 1999, the stock purchase was consummated for approximately $15,800,000 and the loan was reduced by such amount. During 1999, MK Gold acquired Cobre Las Cruces, S.A., a Spanish company that holds the exploration and mining rights to the Las Cruces copper deposit in Spain for total cash consideration of $42,000,000.

        The Company has replaced its two corporate owned aircraft it has used for ten years with two newer models of used aircraft. During 1999, the Company paid $43,900,000 of generally available corporate funds to acquire these aircraft, net of $8,500,000 received upon the sale of one of its older aircraft. The Company expects to receive approximately $8,000,000 for its remaining aircraft.

        At December 31, 1999, a maximum of $31,900,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 1999 or borrowed to date in 2000. There are no restrictions on distributions from non-regulated subsidiaries. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent and certain subsidiaries, together with current interest deductions and corporate expenses, the amount paid by the Parent for income taxes has been substantially less than tax sharing payments received from its subsidiaries. Payments from regulated subsidiaries for dividends, tax sharing payments and other services totaled $17,100,000 for the year ended December 31, 1999.

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

Consolidated Liquidity

        In 1999, net cash was provided by operations. In 1998, net cash was used for operations, principally to purchase investments classified as trading and for the payment of income taxes, partially offset by the repayment of the Company's bridge financing to PIB.

        The investment portfolio of the Company's insurance subsidiaries principally consists of fixed maturity investments; the balance of their portfolio consists largely of preferred securities. Of the fixed maturity securities, the majority consists of those rated "investment grade" or U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time.

        During 1999, the Company acquired substantially all of the assets of Tranex, a subprime automobile lender, for $128,000,000. The Company's banking and lending subsidiary purchased Tranex's subprime automobile portfolio for $67,900,000 and certain other assets for $4,000,000. Another subsidiary of the Company acquired $44,200,000 of residual interests and excess servicing assets of related securitized trusts and $12,000,000 of certain other assets.

        The Company provides collateralized automobile loans to individuals with poor credit histories. The Company's investment in automobile loans was $277,100,000 and $140,400,000 at December 31, 1999 and 1998, respectively.
Investments in auto loans increased in 1999 due to the purchase of Tranex's subprime automobile portfolio and due to increased new loan originations. The Company has expanded into new locations and is offering new programs. The Company believes its new loan volume has benefited from a decline in competition due to the failure of certain competitors and a reduction in capital available for securitizations.

        As of December 31, 1999, the principal amount of Fidei's Euro denominated outstanding debt, all of which is non-recourse to the Company, was $214,600,000 (213,200,000 Euros). Inasmuch as Fidei's Euro denominated assets will be sold over time and such assets are presently funded with Fidei's Euro denominated debt, the Company has determined not to acquire a currency hedge for Fidei's Euro denominated debt. During 1999, Fidei paid the Company $41,400,000, thereby reducing the Company's net investment in Fidei to $38,129,000 at December 31, 1999.

        In January 2000, the Company committed to invest up to $100,000,000 in the equity of a limited liability company ("LLC"). The LLC is managed and controlled by a third party investment manager and will invest in high yield securities. The Company may redeem its interest in the LLC annually beginning on Decmeber 31, 2001, or otherwise in certain specified circumstances. The Company will account for this investment on the equity method.

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

RESULTS OF OPERATIONS

Property and Casualty Insurance

        The Company's most significant operation is its insurance business, where it is a provider of property and casualty insurance primarily in the New York metropolitan area. For the year ended December 31, 1999, the Company's insurance segment contributed 26% of total revenues from continuing operations and, at December 31, 1999, constituted 26% of total assets.

        Net earned premium revenues of the Empire Group were $145,200,000, $228,600,000 and $275,000,000 for the years ended December 31, 1999, 1998 and
1997, respectively. While earned premiums declined in all lines of business, the most significant reductions during 1999 were in assigned risk automobile

($24,100,000), voluntary private passenger automobile ($26,900,000) and commercial package policies ($11,600,000). As a result of poor operating results, the Empire Group is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Empire Group remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The Empire Group believes it has provided adequate reserves for such liabilities, including loss adjustment expenses. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Empire Group's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The Empire Group's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.

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

        The Empire Group's combined ratios as determined under GAAP and SAP were as follows:

                                        Year Ended December 31,
                                        -----------------------
                                 1999            1998            1997
                                 ----            ----            ----

      GAAP                      138.4%          129.3%          118.5%
      SAP                       143.3%          134.0%          117.8%

        The Empire Group's combined ratios increased in 1999 and 1998 primarily due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. In addition, the reduction in servicing fees negatively affected the expense ratios. Expense ratios were also adversely affected by increased expenditures related to the installation of new information systems, providing Internet access to agents and severance costs. Included in the Empire Group's results for 1999, 1998 and 1997 were $17,000,000, $42,000,000 and $27,000,000, respectively, for reserve strengthening related to losses from prior accident years.

        During 1999, the Empire Group experienced unfavorable development due to an increase in severity of 1998 accident year losses in the assigned risk automobile and voluntary private passenger automobile lines, and 1996 accident year losses in certain classes of the commercial automobile line. As a result, the Empire Group increased its reserves by $7,500,000 for assigned risk automobile, $5,000,000 for voluntary private passenger automobile and $4,500,000 for commercial automobile lines. As previously discussed, the Empire Group no longer accepts new policies from certain agents identified as having had poor underwriting results in the voluntary private passenger automobile line of business and, effective January 1, 2000, the Empire Group no longer participates in the assigned risk business. Additionally, the Empire Group no longer offers insurance in those classes of the commercial automobile line that contributed to the unfavorable development.

        During 1998, the Empire Group reviewed the adequacy of the reserves carried for its open claims' files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998. Additionally, during 1998, the Empire Group reorganized the commercial auto claims department. As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised. Accordingly, reserves were strengthened by

$13,000,000 for workers' compensation, $14,000,000 for commercial automobile and $14,000,000 for other commercial liability lines of business.

        The 1997 reserve strengthening included $11,000,000 for commercial package lines of business and $7,000,000 for voluntary commercial automobile lines of business. These increases resulted from a review of open claim files and the continued unfavorable development of prior accident years losses, particularly the 1992 through 1994 accident years.

        As a consequence of its reserve increases, the Empire Group has reduced premiums and pre-tax profits to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements. Such amounts totaled $4,569,000, $1,976,000, and $5,479,000 for the years ended December 31,
1999, 1998 and 1997, respectively. The Empire Group has not entered into retrospectively rated reinsurance agreements after 1995.

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

        The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or are affected by future conditions, reserving for property and casualty claims is a complex and uncertain process requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, the Company's estimates and judgments may be revised. While the effect of any such changes in estimates could be material to future results of operations, the Company does not expect such changes to have a material effect on its liquidity or financial condition.

        In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

Banking and Lending

        Finance revenues and operating profits reflect the level and mix of consumer instalment loans. For 1999, although finance revenues increased due to greater average loans outstanding, operating profit declined primarily due to an increase in the provision for loan losses for the larger volume of loans outstanding. In addition, 1998 results reflected the pre-tax gain of $6,500,000 from the sale of substantially all of the Company's executive and professional loan portfolio, as well as a decline in automobile loan losses. Average loans outstanding for 1999 were $238,600,000 as compared to $148,700,000 for 1998. This increase was primarily due to the purchase of a subprime automobile portfolio in December 1998, the Tranex acquisition in 1999 and increased new loan originations.

Manufacturing

        Since December 1997, the Company's manufacturing operations have consisted of its plastics division. In 1999, revenues of the plastics division reached a record level of $64,000,000, an increase of 13% over 1998. In addition, despite rising raw material prices, the gross profit increased 16% to $24,900,000. In 1998, the gross profit for the plastics division increased by 14% to $21,400,000. This increase was primarily due to greater sales in most of the division's product lines and lower raw material costs. The decline in manufacturing revenues in 1998 compared to 1997 was due to the sale of certain divisions and the discontinuance of certain non-performing product lines in 1997 and prior years.

Other

        Investment and other income in 1999 included the gains on sale of Caja ($120,800,000), The Sperry and Hutchinson Company, Inc. ($18,700,000) and PIB ($29,545,000), and the gain on sale of an equity interest in an associated company ($8,700,000). Investment and other income also increased in 1999 due to increased rent income and gains from sales of real estate properties, of which $49,800,000 related to Fidei. During 1999, Fidei sold 62 real estate properties; 88 properties remain at December 31, 1999, all of which are currently being marketed for sale. Such increases were partially offset by a reduction in investment income resulting primarily from payment of the Dividend and debt repurchases described above, a reduction in investments held by the Empire Group and the gain in 1998 on the sale of the executive and professional loan portfolio. In 1998, investment and other income increased by $16,300,000 primarily due to increased interest income ($63,700,000), the sale of the Company's executive and professional loan portfolio referred to above, ($6,500,000) and increased income from real estate activities ($8,800,000), partially offset by reduced gains from sales of real estate and other assets ($40,700,000) and reduced income relating to the service business ($19,100,000).

        During 1998, due to declines in values that were deemed other than temporary, the Company recorded a pre-tax writedown of $75,000,000 related to its investments in Russian and Polish debt and equity securities. Such writedowns are reflected in the caption "Net securities gains (losses)." At December 31, 1999, the remaining book value of the Company's investments in these securities was $10,000,000.

        Equity in income (losses) of associated companies declined in 1999 and improved in 1998, primarily due to income of $30,800,000 from an investment partnership that was liquidated in 1999. In addition, in 1998, equity in income (losses) of associated companies improved as compared to 1997 due to a reduction of $48,400,000 in the Company's equity losses related to PIB.

        Interest expense primarily reflects the level of external borrowings outstanding throughout the periods, which increased primarily due to Fidei's outstanding debt, partially offset by the Company's debt repurchases described above.

        The increase in selling, general and other expenses in 1999 principally relates to expenses incurred by Fidei, higher provisions for loan losses, expenses incurred in connection with the Dividend and the recognition in 1998 of net curtailment gains. The decrease in selling, general and other expenses in 1998 as compared to 1997 principally reflects decreased expenses of the manufacturing segment principally as a result of the sale of certain divisions in 1997, decreased pension expense due to the recognition of net curtailment gains of $6,500,000 in 1998, a 1997 charge for estimated costs to settle litigation relating to a lending program that has been liquidated and lower provisions for loan losses.

        Income taxes for 1999 reflect a benefit of $40,100,000 from the utilization of capital loss carryforwards, of which $33,300,000 was previously included in the valuation allowance. Income taxes for 1999 also reflect a benefit of $3,400,000 for the favorable resolution of certain federal income tax contingencies. Income taxes for 1998 reflect a benefit of $39,000,000 for a change in the Company's estimated 1997 federal tax liability and the favorable resolution of certain contingencies. The 1997 income tax benefit was greater than the expected normal corporate tax rate primarily due to the favorable resolution of certain contingencies.

        The number of shares used to calculate basic earnings (loss) per share was 59,338,000, 63,409,000 and 62,205,000 for 1999, 1998 and 1997, respectively.
The number of shares used to calculate diluted earnings (loss) per share was 59,352,000, 63,510,000 and 62,205,000 for 1999, 1998 and 1997, respectively.

Cautionary Statement for Forward-Looking Information

        Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, adverse environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's Spanish mining rights, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

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

        The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 77% of the Company's total investment portfolio at December 31, 1999. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 3.5 years at December 31, 1999. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 1998, fixed income securities comprised approximately 90% of the Company's total investment portfolio and had an estimated weighted average remaining life of 2.5 years. During 1999, the Company's fixed income investments declined at the Empire Group and to fund the Dividend. At December 31, 1999 and 1998, the Company's portfolio of trading securities was not material. The Company manages the investment portfolio of its insurance subsidiaries to preserve principal, maintain a high level of quality, comply with applicable insurance industry regulations and achieve an acceptable rate of return. In addition, the Company considers the duration of its insurance reserves in comparison with that of its investments.

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

        For additional information, see Notes 7, 11 and 21 to Consolidated Financial Statements.

                                                                          Expected Maturity Date
                                                                          ----------------------
                                        2000        2001       2002       2003        2004    Thereafter      Total     Fair Value
                                        ----        ----       ----       ----        ----    ----------      -----     ----------
                                                                          (Dollars in thousands)
  THE COMPANY, EXCLUDING
  ----------------------
   BANKING AND LENDING:
   -------------------
RATE SENSITIVE ASSETS:
Available for Sale Fixed Income
 Securities:
  U.S. Government                      $157,797    $59,787   $171,363    $10,229         $-     $70,667      $469,843     $469,843
   Weighted Average
    Interest Rate                         4.86%      5.50%      6.41%      5.46%          -       5.21%
  Other Fixed Maturities:
   Rated Investment Grade                $6,664     $7,983    $16,679    $15,960    $33,583     $55,072      $135,941     $135,941
   Weighted Average
    Interest Rate                         6.48%      7.16%      7.10%      6.43%      6.98%       8.19%
   Rated Less Than Investment
    Grade/Not Rated                     $20,010    $28,516    $24,561    $30,496    $12,028     $60,490      $176,101     $176,101
   Weighted Average
    Interest Rate                         6.11%      3.80%      5.97%      2.55%      7.41%       7.00%

Held to Maturity Fixed Income
 Securities:
  U.S. Government                          $502         $-     $5,160         $-         $-      $2,154        $7,816       $7,698
   Weighted Average
    Interest Rate                         5.13%          -      6.47%          -          -       6.88%
  Other Fixed Maturities:
   Rated Investment Grade                  $832         $-         $-         $-         $-          $-          $832         $832
   Weighted Average
    Interest Rate                         4.81%          -          -          -          -           -

Variable Rate Notes
 Receivable                                  $-    $40,000         $-   $250,000         $-          $-      $290,000     $290,000
  Weighted Average
   Interest Rate                              -      7.43%          -      7.43%          -           -


RATE SENSITIVE LIABILITIES:
Fixed Interest Rate Borrowings             $850    $61,367     $7,011    $84,322    $50,101    $179,122      $382,773     $387,585
  Weighted Average
   Interest Rate                          6.28%      6.32%      6.64%      6.64%      7.01%       7.69%
Variable Rate Borrowings                $78,507         $-         $-         $-         $-      $9,815       $88,322      $88,322
  Weighted Average
   Interest Rate                          7.04%      6.74%      6.86%      6.93%      6.98%       7.09%



                                                                          Expected Maturity Date
                                                                          ----------------------
                                          2000      2001       2002       2003        2004    Thereafter      Total     Fair Value
                                          ----      ----       ----       ----        ----    ----------      -----     ----------
                                                                          (Dollars in thousands)

OTHER RATE SENSITIVE
FINANCIAL INSTRUMENTS:
Company-obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Subordinated Debt Securities of the
 Company                                     $-         $-         $-         $-         $-     $98,200       $98,200      $99,182
  Weighted Average
   Interest Rate                          8.65%      8.65%      8.65%      8.65%      8.65%       8.65%


   BANKING AND LENDING:
   -------------------
RATE SENSITIVE ASSETS:
Certificates of Deposit                  $3,870         $-         $-         $-         $-          $-        $3,870       $3,870
  Weighted Average
   Interest Rate                         5.427%          -          -          -          -           -        5.427%
Fixed Interest Rate Securities          $20,915    $14,504    $12,269     $8,030     $2,781     $13,862       $72,361      $72,060
  Weighted Average
   Interest Rate                        14.264%    14.221%    14.714%     8.726%    14.672%      8.275%       12.562%
Variable Interest Rate Securities        $1,695     $1,335     $1,091       $889       $695      $4,993       $10,698      $10,697
  Weighted Average
   Interest Rate                         8.125%     8.125%     8.125%     8.125%     8.125%      8.125%        8.125%
Fixed Interest Rate Loans               $99,480    $73,160    $57,910    $41,941    $49,729         $65      $322,285     $318,397
  Weighted Average
   Interest Rate                        20.857%    21.081%    21.174%    21.078%    18.986%     11.626%       20.704%
Variable Interest Rate Loans             $5,232        $82        $26         $-         $-     $12,148       $17,488      $17,063
  Weighted Average
   Interest Rate                        12.732%    14.621%    12.915%          -          -     10.500%       11.193%

RATE SENSITIVE LIABILITIES:
Money Market Deposits                    $5,550     $3,533     $3,141     $2,748     $2,355      $3,926       $21,253      $21,082
  Weighted Average
   Interest Rate                         4.140%     4.300%     4.300%     4.300%     4.300%      4.300%        4.258%
Time Deposits                          $250,103    $29,729    $17,557     $5,921     $4,738          $-      $308,048     $308,387
  Weighted Average
   Interest Rate                         5.753%     6.072%     4.583%     6.082%     5.841%           -        5.719%
Fixed Interest Rate Borrowings          $10,925     $1,243        $46         $-         $-          $-       $12,214      $12,205
  Weighted Average
   Interest Rate                         5.844%    10.036%    18.688%          -          -           -        6.319%

RATE SENSITIVE DERIVATIVE
 FINANCIAL INSTRUMENTS:
Pay Fixed/Receive Variable Interest
 Rate Swap                                   $-         $-         $-    $60,000         $-          $-       $60,000       $3,651
  Average Pay Rate                       5.067%     5.067%     5.067%     5.067%          -           -        5.067%
  Average Receive Rate                   6.071%     6.071%     6.071%     6.071%          -           -        6.071%



                                                                          Expected Maturity Date
                                                                          ----------------------
                                        2000        2001       2002       2003        2004    Thereafter      Total     Fair Value
                                        ----        ----       ----       ----        ----    ----------      -----     ----------
                                                                          (Dollars in thousands)

OFF-BALANCE SHEET ITEMS:
Commitments to Extend Credit                $10         $-         $-         $-         $-          $-           $10          $10
  Weighted Average
   Interest Rate                        15.400%          -          -          -          -           -       15.400%
Unused Lines of Credit                   $3,000         $-         $-         $-         $-     $27,500       $30,500      $30,500
  Weighted Average
   Interest Rate                         8.500%          -          -          -          -      5.750%        6.020%



Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

        Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  Disagreements on Accounting and Financial Disclosure.
------   ----------------------------------------------------

        Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

        The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2000 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------       -----------------------------------------------------------------

(a)(1)(2)      Financial Statements and Schedules.

               Report of Independent Accountants............................................................................    F-1
               Financial Statements:
                  Consolidated Balance Sheets at December 31, 1999 and 1998.................................................    F-2
                  Consolidated Statements of Income for the years ended December 31, 1999,
                     1998 and 1997..........................................................................................    F-3
                  Consolidated Statements of Cash Flows for the years ended December 31, 1999,
                     1998 and 1997..........................................................................................    F-4
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended
                     December 31, 1999, 1998 and 1997.......................................................................    F-6
                  Notes to Consolidated Financial Statements................................................................    F-7

               Financial Statement Schedule:

                  Schedule V - Valuation and Qualifying Accounts............................................................    F-32


           (3)    Executive Compensation Plans and Arrangements.

                  1999 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated April 9, 1999 (the "1999 Proxy Statement")).

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

                  Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated December 8, 1998.

                  Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated as of December 30, 1999.

                  Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000.

                  Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).

     (b)  Reports on Form 8-K.
          None.

     (c)  Exhibits.
          --------

          3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14,
                    1993).*

          3.2 Amended and Restated By-laws as amended through February 23, 1999 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K")).*

          4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

          10.1 1999 Stock Option Plan (filed as Annex A to the Company's 1999 Proxy Statement).*

          10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

          10.3 Operating Agreement of The Jordan Company LLC, dated as of July 23, 1998 (filed as Exhibit 10.3 to the 1998 10-K).*

          10.4 Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).*


----------------------------------
* Incorporated by reference.

          10.5 Amended and Restated Shareholders Agreement dated as of December 16, 1997 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).*

          10.6 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated December 8, 1998 (filed as Exhibit
                    10.6 to the 1998 10-K).*

          10.7 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).*

          10.8 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as Exhibit 10.15 to the 1992 10-K).*

          10.9 Amended and Restated Revolving Credit Agreement dated as of November 3, 1997 between the Company, BankBoston, N.A. as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Bank of America National Trust and Savings Association, as Documentation Agent and the Banks signatory thereto (filed as Exhibit 10.13 to the 1997 10-K).*

          10.10 Purchase Agreement among Conseco, Inc., the Company, Charter, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

          10.11 Purchase Agreement among General Electric Capital Corporation, the Company, Charter, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

          10.12 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter, Intramerica and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the 1997 10-K).*

          10.13 Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the 1997 Proxy Statement).*

          10.14 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the 1998 10-K).*

          10.15 Trust Agreement dated August 14, 1998 between the Company for the benefit of its shareholders as of August 25, 1998 and Joseph A. Orlando, as Trustee (filed as Exhibit 10.15 to the 1998 10-K).*

          10.16 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated as of December 30, 1999.

          10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000.


----------------------------------
* Incorporated by reference.

          21        Subsidiaries of the registrant.

          27        Financial Data Schedule.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LEUCADIA NATIONAL CORPORATION

March 29, 2000                       By: /s/  Barbara L. Lowenthal
                                     ---------------------------------
                                     Barbara L. Lowenthal
                                     Vice President and Comptroller


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

          Signature                                    Title
          ---------                                    -----

 /s/ Ian M. Cumming                  Chairman of the Board
--------------------------------     (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg             President and Director
--------------------------------     (Principal Executive Officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando               Vice President and Chief Financial Officer
--------------------------------     (Principal Financial Officer)
Joseph A. Orlando


 /s/ Barbara L. Lowenthal            Vice President and Comptroller
--------------------------------     (Principal Accounting Officer)
Barbara L. Lowenthal


 /s/ Paul M. Dougan                  Director
--------------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger          Director
--------------------------------
Lawrence D. Glaubinger


 /s/ James E. Jordan                 Director
--------------------------------
James E. Jordan


 /s/ Jesse Clyde Nichols, III        Director
--------------------------------
Jesse Clyde Nichols, III

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and
Shareholders of Leucadia National Corporation


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a) (1) (2) of this Form 10-K, present fairly, in all material respects, the financial position of Leucadia National Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a) (1) (2) of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
March 15, 2000

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
(Dollars in thousands, except par value)

                                                                 1999              1998
                                                             -----------       -----------
ASSETS
Investments:
 Available for sale (aggregate cost of $945,227
  and $1,555,789)                                            $   944,667       $ 1,553,126
 Trading securities (aggregate cost of $138,679
  and $132,907)                                                  168,285           132,576
 Held to maturity (aggregate fair value of $23,983
  and $47,583)                                                    24,403            47,256
 Other investments, including accrued interest income             33,138            37,247
                                                             -----------       -----------
    Total investments                                          1,170,493         1,770,205
Cash and cash equivalents                                        296,058           459,690
Reinsurance receivables, net                                      38,086            48,070
Trade, notes and other receivables, net                          876,411           833,301
Prepaids and other assets                                        418,447           490,242
Property, equipment and leasehold improvements, net              184,850           121,790
Deferred policy acquisition costs                                 11,845            18,255
Investments in associated companies                               74,037           172,390
Net assets of discontinued operations                               --              45,008
                                                             -----------       -----------

      Total                                                  $ 3,070,227       $ 3,958,951
                                                             ===========       ===========


LIABILITIES
Customer banking deposits                                    $   329,301       $   189,782
Trade payables and expense accruals                              292,677           233,485
Other liabilities                                                 79,076           109,397
Income taxes payable                                             113,391            96,500
Deferred tax liability                                            30,423             7,709
Policy reserves                                                  443,042           542,274
Unearned premiums                                                 61,916            94,572
Debt, including current maturities                               483,309           722,601
                                                             -----------       -----------

      Total liabilities                                        1,833,135         1,996,320
                                                             -----------       -----------

Minority interest                                                 16,904            11,272
                                                             -----------       -----------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debt securities of the Company                      98,200            98,200
                                                             -----------       -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized
 150,000,000 shares; 56,801,728 and 61,984,686 shares
 issued and outstanding, after deducting 61,611,263 and
 56,430,847 shares held in treasury                               56,802            61,985
Additional paid-in capital                                        84,929           205,227
Accumulated other comprehensive income (loss)                     (9,578)             (771)
Retained earnings                                                989,835         1,586,718
                                                             -----------       -----------

      Total shareholders' equity                               1,121,988         1,853,159
                                                             -----------       -----------

      Total                                                  $ 3,070,227       $ 3,958,951
                                                             ===========       ===========

               The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1999, 1998 and 1997
(In thousands, except per share amounts)

                                                            1999            1998            1997
                                                         ---------       ---------       ---------
Revenues:
  Insurance revenues and commissions                     $ 145,182       $ 228,576       $ 275,015
  Manufacturing                                             64,041          56,572         133,406
  Finance                                                   50,254          31,560          40,529
  Investment and other income                              439,202         251,379         235,053
  Equity in income (losses) of associated companies         (2,932)         23,290         (56,515)
  Net securities gains (losses)                             10,885         (60,871)          3,249
                                                         ---------       ---------       ---------
                                                           706,632         530,506         630,737
                                                         ---------       ---------       ---------

Expenses:
  Provision for insurance losses and policy
   benefits                                                142,427         233,772         275,435
  Amortization of deferred policy acquisition
   costs                                                    31,705          45,338          52,033
  Manufacturing cost of goods sold                          39,179          35,201          94,077
  Interest                                                  50,665          45,139          46,007
  Salaries                                                  48,413          41,413          52,987
  Selling, general and other expenses                      150,772         100,266         134,436
                                                         ---------       ---------       ---------
                                                           463,161         501,129         654,975
                                                         ---------       ---------       ---------
  Income (loss) from continuing operations
   before income taxes, minority expense of trust
   preferred securities and extraordinary loss             243,471          29,377         (24,238)
                                                         ---------       ---------       ---------
Income taxes:
  Current                                                    1,058         (32,649)         (6,138)
  Deferred                                                  43,463           7,576          (3,753)
                                                         ---------       ---------       ---------
                                                            44,521         (25,073)         (9,891)
                                                         ---------       ---------       ---------
Income (loss) from continuing operations
 before minority expense of trust preferred
 securities and extraordinary loss                         198,950          54,450         (14,347)
Minority expense of trust preferred securities,
 net of taxes                                                5,521           8,248           7,942
                                                         ---------       ---------       ---------
  Income (loss) from continuing operations before
   extraordinary loss                                      193,429          46,202         (22,289)
Income from discontinued operations,
 net of taxes                                                8,619           8,141          58,516
Gain on disposal of discontinued operations,
 net of taxes of $508 and $234,059                          15,582            --           627,645
                                                         ---------       ---------       ---------
  Income before extraordinary loss                         217,630          54,343         663,872
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit of $1,394
 and $1,108                                                 (2,588)           --            (2,057)
                                                         ---------       ---------       ---------

      Net income                                         $ 215,042       $  54,343       $ 661,815
                                                         =========       =========       =========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                             $    3.26       $     .73       $    (.36)
  Income from discontinued operations                          .14             .13             .94
  Gain on disposal of discontinued operations                  .26            --             10.09
  Extraordinary loss                                          (.04)           --              (.03)
                                                         ---------       ---------       ---------
      Net income                                         $    3.62       $     .86       $   10.64
                                                         =========       =========       =========

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   before extraordinary loss                             $    3.26       $     .73       $    (.36)
  Income from discontinued operations                          .14             .13             .94
  Gain on disposal of discontinued operations                  .26            --             10.09
  Extraordinary loss                                          (.04)           --              (.03)
                                                         ---------       ---------       ---------
      Net income                                         $    3.62       $     .86       $   10.64
                                                         =========       =========       =========

               The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997

                                                                  1999             1998               1997
                                                              -----------       -----------       -----------
                                                                              (In thousands)
Net cash flows from operating activities:
Net income                                                    $   215,042       $    54,343       $   661,815
Adjustments to reconcile net income to net
 cash provided by (used for) operations:
 Extraordinary loss, net of income tax benefit                      2,588              --               2,057
 Provision (benefit) for deferred income taxes                     40,660             7,576            (3,753)
 Depreciation and amortization of property,
  equipment and leasehold improvements                             15,399            10,250            10,913
 Other amortization                                                32,509            38,098            59,253
 Provision for doubtful accounts                                   15,386             9,473            11,135
 Net securities (gains) losses                                    (10,885)           60,871            (3,249)
 Equity in (income) losses of associated companies                  2,932           (23,290)           56,515
 (Gain) on disposal of real estate, property
  and equipment, and other assets                                 (64,716)          (33,802)          (66,940)
 (Gain) on sales of PIB, Caja and S&H in 1999 and
  loan portfolio in 1998                                         (169,063)           (6,535)             --
 (Gain) on disposal of discontinued operations                    (15,582)             --            (627,645)
 Investments classified as trading, net                           (14,511)         (139,715)         (108,254)
 Deferred policy acquisition costs incurred and deferred          (25,295)          (39,687)          (49,354)
 Net change in:
   Reinsurance receivables                                          9,984           (16,098)           24,459
   Trade, notes and other receivables                             141,490            79,960           (65,374)
   Prepaids and other assets                                      (14,725)          (11,054)          (80,002)
   Net assets of discontinued operations                           17,616            26,909           (37,746)
   Trade payables and expense accruals                             33,350            24,816            60,306
   Other liabilities                                               (8,530)          (43,980)           (6,024)
   Income taxes payable                                            16,463           (79,191)           (9,638)
   Policy reserves                                                (99,232)           (3,434)           13,389
   Unearned premiums                                              (32,656)          (33,094)          (22,753)
 Other                                                              3,978             1,321             3,470
                                                              -----------       -----------       -----------

   Net cash provided by (used for) operating activities            92,202          (116,263)         (177,420)
                                                              -----------       -----------       -----------

Net cash flows from investing activities:
Acquisition of real estate, property, equipment
 and leasehold improvements                                      (127,898)          (79,296)          (57,130)
Proceeds from disposals of real estate, property
 and equipment, and other assets                                  182,128            59,814           198,287
Proceeds from sales of PIB, Caja and S&H in 1999 and
 loan portfolio in 1998                                           165,851            89,516              --
Proceeds from disposal of discontinued operations,
 net of expenses                                                   43,132              --           1,042,067
Investment in Tranex Credit Corp. and MK Gold Company
 in 1999 and Fidei in 1998                                       (133,541)          (62,264)             --
Advances on loan receivables                                     (197,891)         (153,920)          (97,898)
Principal collections on loan receivables                         101,938            79,258           114,411
Purchases of investments (other than short-term)               (1,810,983)       (2,897,174)       (1,716,242)
Proceeds from maturities of investments                         1,001,003           844,384           324,415
Proceeds from sales of investments                              1,542,100         2,134,113           732,361
                                                              -----------       -----------       -----------

   Net cash provided by investing activities                      765,839            14,431           540,271
                                                              -----------       -----------       -----------
                                                                                                 (continued)


               The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 1999, 1998 and 1997

                                                               1999              1998             1997
                                                           -----------       -----------       -----------
                                                                            (In thousands)
Net cash flows from financing activities:
Net change in short-term borrowings                        $    (9,798)      $    84,911       $   (50,000)
Net change in customer banking deposits                        138,039            (8,670)          (10,646)
Issuance of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust                         --                --             147,465
Reduction of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust                         --             (42,217)             --
Issuance of long-term debt, net of issuance
 costs                                                            --              14,428             9,566
Reduction of long-term debt                                   (200,673)             (388)          (30,944)
Purchase of common shares for treasury                        (125,481)          (59,348)           (1,484)
Dividends paid                                                (811,925)           (8,380)          (15,964)
                                                           -----------       -----------       -----------
   Net cash provided by (used for)
    financing activities                                    (1,009,838)          (19,664)           47,993
                                                           -----------       -----------       -----------
Effect of foreign exchange rate changes
 on cash                                                       (11,835)             --                --
                                                           -----------       -----------       -----------
   Net (decrease) increase in cash and
    cash equivalents                                          (163,632)         (121,496)          410,844
Cash and cash equivalents at January 1,                        459,690           581,186           170,342
                                                           -----------       -----------       -----------

Cash and cash equivalents at December 31,                  $   296,058       $   459,690       $   581,186
                                                           ===========       ===========       ===========


Supplemental disclosures of cash flow
information:
Cash paid during the year for:
 Interest                                                  $    55,237       $    46,469       $    48,456
 Income tax payments, net of refunds                       $   (15,129)      $    60,266       $    28,100



               The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1999, 1998 and 1997
(In thousands, except per share amounts)

                                            Common                        Accumulated
                                            Shares      Additional          Other
                                            $1 Par        Paid-in        Comprehensive          Retained
                                             Value        Capital         Income (Loss)         Earnings          Total
                                             -----        -------         -------------         --------          -----

Balance, January 1, 1997                    $60,418      $ 161,026           $ 1,759           $  894,904        $1,118,107
                                                                                                                 ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  taxes of $2,291                                                              3,871                                  3,871
 Net income                                                                                       661,815           661,815
                                                                                                                 ----------
   Comprehensive income                                                                                             665,686
                                                                                                                 ----------
Exercise of options to purchase
 common shares                                  248          3,263                                                    3,511
Conversion of 5 1/4% Convertible
 Subordinated Debentures                      3,258         90,417                                                   93,675
Purchase of stock for treasury                  (45)        (1,439)                                                  (1,484)
Dividends ($.25 per common share)                                                                 (15,964)          (15,964)
                                            -------      ---------           -------           ----------        ----------

Balance, December 31, 1997                   63,879        253,267             5,630            1,540,755         1,863,531
                                                                                                                 ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  tax benefit of $3,596                                                       (6,612)                                (6,612)
 Net change in unrealized foreign
  exchange gain (loss), net of tax
  benefit of $61                                                                 211                                    211
 Net income                                                                                        54,343            54,343
                                                                                                                 ----------
   Comprehensive income                                                                                              47,942
                                                                                                                 ----------
Buyback of trust preferred
 securities, net of taxes of $3,354                          6,229                                                    6,229
Exercise of options to purchase
 common shares                                  137          3,048                                                    3,185
Purchase of stock for treasury               (2,031)       (57,317)                                                 (59,348)
Dividends                                                                                          (8,380)           (8,380)
                                            -------      ---------           -------           ----------        ----------

Balance, December 31, 1998                   61,985        205,227              (771)           1,586,718         1,853,159
                                                                                                                 ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  tax benefit of $766                                                         (1,573)                                (1,573)
 Net change in unrealized foreign
  exchange gain (loss), net of
  taxes of $1,967                                                             (7,234)                                (7,234)
 Net income                                                                                       215,042           215,042
                                                                                                                 ----------
   Comprehensive income                                                                                             206,235
                                                                                                                 ----------
Purchase of stock for treasury               (5,183)      (120,298)                                                (125,481)
Dividends ($13.58 per common share)                                                              (811,925)         (811,925)
                                            -------      ---------           -------           ----------        ----------
Balance, December 31, 1999                  $56,802      $  84,929           $(9,578)          $  989,835        $1,121,988
                                            =======      =========           =======           ==========        ==========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:
    --------------------

The Company is a diversified financial services holding company engaged in commercial and personal lines of property and casualty insurance, principally in the New York metropolitan area, banking and lending and manufacturing, principally in markets in the United States, and real estate activities. The Company's principal commercial lines of insurance are property and casualty products provided for vehicles (including medallion and radio-controlled livery vehicles), multi-family residential real estate, workers' compensation and various other business classes. The Company's principal personal lines insurance products are automobile insurance and homeowners insurance.

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

(b) Consolidation Policy: The consolidated financial statements include the accounts of the Company and all controlled entities. All significant intercompany transactions and balances are eliminated in consolidation.

Investments in entities which the Company does not control but has the ability to exercise significant influence are accounted for on the equity method of accounting.

Certain amounts for prior periods have been reclassified to be consistent with the 1999 presentation.

(c) Statements of Cash Flows: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $202,603,000 and $323,305,000 at December 31, 1999 and 1998, respectively.

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

The Company's investments in Russian and Polish equity securities ($9,981,000 and $18,992,000 as of December 31, 1999 and 1998, respectively), none of which is held by the insurance or banking subsidiaries, do not have readily determinable fair values. Given the uncertainties inherent in investing in the emerging markets of Russia and Poland, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. Quarterly, the Company reviews its investment in Russian and Polish equity securities to determine that the carrying amount is realizable. In performing such reviews, the Company considers current market prices, prior sale transactions, the current political and economic environment and other factors. These investments are included in "Other investments" in the Consolidated Balance Sheets. During 1999 and 1998, due to declines in values that were deemed other than temporary, the Company recorded a pre-tax writedown of $2,650,000 and $75,000,000, respectively, related to its investments in Russian and Polish debt and equity securities. Such writedowns are reflected in the caption "Net securities gains (losses)."

(e) Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($94,513,000 and $76,397,000 at December 31, 1999 and 1998,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(f) Income Recognition from Insurance Operations: Premiums on property and casualty insurance products are recognized as revenues over the term of the policy using the daily pro rata method.

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

    -------------------------------

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

(l) Translation of Foreign Currency: Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange gains (losses) were $4,825,000 for 1999 and were not material for 1998 and 1997. Net unrealized foreign exchange gains (losses) were $(7,023,000) and $211,000 at December 31, 1999 and 1998, respectively.

(m) Recently Issued Accounting Standard: In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company is reviewing the impact of the implementation of SFAS 133 on the Company's financial position and results of operations.

3.  Acquisitions:
    ------------

In the fourth quarter of 1998, the Company acquired a 95.4% interest in Compagnie Fonciere FIDEI ("Fidei"), a French company that is engaged directly and through subsidiaries in real estate activities, for approximately $62,300,000, including expenses. In the second quarter of 1999, the Company acquired the remainder of Fidei for approximately $4,700,000.

During 1999, the Company acquired substantially all of the assets of Tranex Credit Corp. ("Tranex"), a subprime automobile lender, for approximately $128,000,000. Tranex's assets included its $67,900,000 subprime automobile portfolio, $44,200,000 of residual interests and excess servicing assets of related securitized trusts and approximately $16,000,000 of certain other assets.

At December 31, 1998, the Company owned approximately 46% of MK Gold Company ("MK Gold") which was included in the caption "Investments in associated companies". In October 1999, the Company increased its equity interest to approximately 72.5% for cash consideration of approximately $15,800,000. During the third quarter of 1999, MK Gold acquired a company that holds the exploration and mining rights to the Las Cruces copper deposit in Spain for $42,000,000. MK Gold is now a consolidated subsidiary of the Company.

4.  Investments in Associated Companies:
    -----------------------------------

The Company has investments in several Associated Companies that have adopted various fiscal year-ends. The Company records its portion of the earnings of such companies based on fiscal periods ended up to three months prior to the end of the Company's reporting period.

The following table provides certain summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in 1998 and 1997 results of operations; data for 1999 is not shown due to immateriality. (Amounts are in thousands.)


                                                  1998
                                               ----------

Assets                                         $2,058,222
                                               ----------
Liabilities                                     1,903,463
                                               ----------
Minority interest                                  --
                                               ----------
    Net assets                                 $  154,759
                                               ==========
The Company's portion of the
 reported net assets                           $   47,788
                                               ==========


                                                   1998                 1997
                                                 --------             --------
Total revenues                                   $790,778             $716,320
Income (loss) from continuing
 operations before extraordinary items           $ 79,641             $(66,525)
Net income (loss)                                $ 79,641             $(66,525)
The Company's equity in net
 income (loss)                                   $ 23,290             $(56,515)

In December 1997, the Company invested $20,000,000 to acquire a limited partnership interest in an investment partnership. During 1998, the Company recognized income from this partnership of approximately $30,800,000. The partnership was liquidated during 1999 and income realized from this investment in 1999 was not significant.

In 1996, the Company formed a joint venture, Pepsi International Bottlers ("PIB") with PepsiCo, Inc. to be the exclusive bottler and distributor of PepsiCo beverages in a large portion of central and eastern Russia, Kyrgyzstan and Kazakstan. The Company contributed $79,500,000 to PIB for a 75% equity interest. Effective as of January 30, 1998, the Company entered into an agreement with PepsiCo, pursuant to which, among other things, PIB repaid in full the Company's $77,705,000 bridge financing (which was funded in 1997) and the Company's equity interest in PIB was reduced to 37.9%. Effective February 1998, the Company discontinued accounting for this investment under the equity method of accounting as it no longer had any ability to influence PIB. In February 1999, the Company sold its interest in PIB for approximately $39,190,000 and recognized a pre-tax gain of approximately $29,545,000. However, when combined with the Company's share of the joint venture's losses since inception, the Company's net loss from this investment was approximately $40,310,000.

    -----------------------------------

As of December 31, 1998, the Company owned a 30% interest in Caja de Ahorro y Seguro S.A. ("Caja"), a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance, workers' compensation insurance and banking in Argentina. In March 1999, the Company sold all of its interest in Caja to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note maturing April 2001 from its Argentine partner. The Company recorded a pre-tax gain of approximately $120,800,000 in 1999 results of operations.

5.  Insurance Operations:
    --------------------

The changes in deferred policy acquisition costs were as follows (in thousands):

                                               1999         1998         1997
                                             --------     --------     --------

Balance, January 1,                          $ 18,255     $ 23,906     $ 26,585
 Policy acquisition costs incurred
  and deferred                                 25,295       39,687       49,354
 Amortization of deferred
  acquisition costs                           (31,705)     (45,338)     (52,033)
                                             --------     --------     --------

Balance, December 31,                        $ 11,845     $ 18,255     $ 23,906
                                             ========     ========     ========


The effect of reinsurance on premiums written and earned for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                               1999                                1998                               1997
                             --------                            --------                           --------

                     Premiums           Premiums          Premiums         Premiums          Premiums         Premiums
                     Written             Earned           Written           Earned           Written           Earned
                     --------           --------          --------         --------          --------         -------
Direct               $132,044            $164,684          $214,878         $247,913          $282,217         $304,891
Assumed                   534                 553                93              148               200              280
Ceded                 (19,317)            (20,055)          (17,528)         (19,485)          (29,184)         (30,156)
                     --------            --------          --------         --------          --------         --------

  Net                $113,261            $145,182          $197,443         $228,576          $253,233         $275,015
                     ========            ========          ========         ========          ========         ========


Percentage
 of amount
 assumed
 to net                  .47%                .38%              .05%             .06%              .08%             .10%
                     ========            ========          ========         ========          ========         ========


Recoveries recognized on reinsurance contracts were $8,396,000 in 1999, $38,958,000 in 1998 and $29,786,000 in 1997.

    --------------------

Net income (loss) as determined in accordance with statutory accounting principles ("SAP") as reported to the domiciliary state of the Company's property and casualty insurance subsidiaries were $(20,474,000), $(9,410,000) and $3,405,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The related statutory surplus was $149,949,000, $199,772,000 and $217,925,000 at December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the statutory surplus of the Empire Insurance Group was $139,561,000.

The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval. As of December 31, 1999, $12,963,000 could be distributed to the Company without regulatory approval.

The Company's insurance subsidiaries are contingently liable for possible assessments under state regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have not been material.

In the following table, the liabilities for unpaid losses and LAE, of the Empire Insurance Group is reconciled for each of the three years in the period ended December 31, 1999. The changes in the liabilities include adjustments for the current year's business and changes in estimates of prior years' liabilities.

                                              1999          1998           1997
                                            --------      --------      --------
                                                       (In thousands)
Net SAP liability for losses
 and LAE at beginning of year               $469,318      $487,116      $481,138
                                            --------      --------      --------

Provision for losses and
 LAE for claims occurring
 in the current year                         124,172       191,482       248,408
Increase in estimated losses
 and LAE for claims
 occurring in prior years                     18,255        42,290        27,027
                                            --------      --------      --------
Total incurred losses
 and LAE                                     142,427       233,772       275,435
                                            --------      --------      --------

Losses and LAE payments for
 claims occurring during:
  Current year                                41,955        64,739        80,149
  Prior years                                188,240       186,831       189,308
                                            --------      --------      --------
                                             230,195       251,570       269,457
                                            --------      --------      --------

Net SAP liability for losses
 and LAE at end of year                      381,550       469,318       487,116

Reinsurance recoverable                       61,492        72,956        58,592
                                            --------      --------      --------

Liability for losses and LAE
 at end of year as reported
 in financial statements (GAAP)             $443,042      $542,274      $545,708
                                            ========      ========      ========

6. Discontinued Operations:
   -----------------------

In September 1998, the Company reinsured, retroactive to January 1, 1998, substantially all of its life insurance business to Allstate Life Insurance Company ("Allstate") in an indemnity reinsurance transaction. While the premium received on this transaction was approximately $28,675,000, the gain on the reinsurance transaction was deferred and was being amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts. In July 1999, the Company sold its life insurance subsidiaries, Charter and Intramerica, to Allstate for statutory surplus, as adjusted, at the date of sale (approximately $39,560,000), plus $3,575,000. The Company recorded a net gain of $15,582,000 in 1999, principally resulting from recognition of deferred gains from prior reinsurance transactions, including the reinsurance transaction described above.

In September 1997, the Company completed the sale of the Colonial Penn Life Group to Conseco, Inc. for $460,000,000, including $400,000,000 in notes maturing on January 2, 2003 collateralized by non-cancelable letters of credit and $60,000,000 in cash. These companies were principally engaged in the sale of graded benefit life insurance policies through direct marketing and agent-sold Medicare supplement insurance. The Company reported a pre-tax gain of approximately $271,750,000 on the sale. In connection with the sale of the Colonial Penn Life Group, the Company reinsured certain life insurance policies for a premium of $25,000,000. The gain on this reinsurance transaction was deferred and was being amortized into income based on actuarial estimates of the premium revenue of the underlying insurance contracts. Upon the closing of the sale to Allstate described above, the remaining deferred gain was recognized in income.

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

At December 31, 1998 the components of net assets of discontinued operations are as follows (in thousands):


       Investments                                           $ 65,788
       Cash and cash equivalents                                3,032
       Separate account assets                                619,578
       Notes and other receivables                            179,580
       Other                                                   15,425
                                                             --------
         Total assets                                         883,403
                                                             --------

       Policy reserves                                        179,083
       Separate account liabilities                           619,578
       Other                                                   39,734
                                                             --------
         Total liabilities                                    838,395
                                                             --------

         Net assets of discontinued operations               $ 45,008
                                                             ========

   -----------------------

A summary of the results of discontinued operations for Charter and Intramerica (through the date of sale) is as follows for each of the three years in the period ended December 31, 1999 (in thousands):

                                               1999         1998         1997
                                             --------     --------     --------

Revenues                                     $ 13,561     $ 10,799     $ 12,739
                                             --------     --------     --------

Expenses:
  Provision for insurance losses
   and policy benefits                           --           (646)       1,898
  Other operating expenses                        279       (1,079)      11,537
                                             --------     --------     --------
                                                  279       (1,725)      13,435
                                             --------     --------     --------

Income (loss) before income taxes              13,282       12,524         (696)
Income taxes                                    4,663        4,383         (360)
                                             --------     --------     --------
Income (loss) from discontinued
 operations, net of taxes                    $  8,619     $  8,141     $   (336)
                                             ========     ========     ========


A summary of the results of discontinued operations for the Colonial Penn P&C Group and the Colonial Penn Life Group (through the dates of sale) is as follows for the year ended December 31, 1997 (in thousands):

                                           Colonial Penn    Colonial Penn
                                             P&C Group       Life Group
                                           -------------    -------------

Revenues                                      $512,811        $166,078
                                              --------        --------

Expenses:
  Provision for insurance losses
   and policy benefits                         373,602         100,964
  Other operating expenses                      86,519          28,341
                                              --------        --------
                                               460,121         129,305
                                              --------        --------

Income before income taxes                      52,690          36,773
Income taxes                                    18,329          12,282
                                              --------        --------
Income from discontinued
 operations, net of taxes                     $ 34,361        $ 24,491
                                              ========        ========

7.  Investments:
    -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1999 and 1998 are as follows (in thousands):

                                                               Gross                 Gross           Estimated
                                           Amortized         Unrealized            Unrealized          Fair
                                              Cost              Gains                Losses            Value
                                           ---------          ----------           ----------        -------
Held to maturity:
1999
----
Bonds and notes:
 United States Government
  agencies and authorities                 $ 14,162            $     10            $    266            $ 13,906
 States, municipalities
  and political subdivisions                  5,389                --                   161               5,228
 All other corporates                           159                --                     3                 156
Other fixed maturities                        4,693                --                  --                 4,693
                                           --------            --------            --------            --------

                                           $ 24,403            $     10            $    430            $ 23,983
                                           ========            ========            ========            ========

1998
----
Bonds and notes:
 United States Government
  agencies and authorities                 $ 23,743            $    348            $     22            $ 24,069
 States, municipalities
  and political subdivisions                  6,818                   3                --                 6,821
 All other corporates                           349                --                     2                 347
Other fixed maturities                       16,346                --                  --                16,346
                                           --------            --------            --------            --------

                                           $ 47,256            $    351            $     24            $ 47,583
                                           ========            ========            ========            ========

Available for sale:
1999
----
Bonds and notes:
 United States Government
  agencies and authorities                 $494,125            $    113            $  9,823            $484,415
 States, municipalities
  and political subdivisions                    853                --                    20                 833
 Foreign governments                         13,660                  32                 199              13,493
 Public utilities                             1,872                --                    27               1,845
 All other corporates                       290,457              10,901               4,654             296,704
Other fixed maturities                       52,933                --                  --                52,933
                                           --------            --------            --------            --------

   Total fixed maturities                   853,900              11,046              14,723             850,223
                                           --------            --------            --------            --------


Equity securities:
 Preferred stocks                             5,570                --                 3,319               2,251
 Common stocks:
  Banks, trusts and insurance
   companies                                 67,438               4,745               2,547              69,636
  Industrial, miscellaneous and
   all other                                 15,858               5,381               1,142              20,097
                                           --------            --------            --------            --------

   Total equity securities                   88,866              10,126               7,008              91,984
                                           --------            --------            --------            --------

Other                                         2,461                --                     1               2,460
                                           --------            --------            --------            --------

                                           $945,227            $ 21,172            $ 21,732            $944,667
                                           ========            ========            ========            ========

                                      F-15

    -----------

                                                                   Gross                 Gross               Estimated
                                           Amortized            Unrealized             Unrealized              Fair
                                              Cost                 Gains                 Losses                Value
                                           ----------            ----------            ----------            ----------
1998
----
Bonds and notes:
 United States Government
  agencies and authorities                 $1,313,764            $    5,736            $    1,290            $1,318,210
 States, municipalities
  and political subdivisions                      126                  --                    --                     126
 Foreign governments                            2,955                 3,131                  --                   6,086
 Public utilities                               2,166                  --                       1                 2,165
 All other corporates                         204,288                 8,241                 7,762               204,767
                                           ----------            ----------            ----------            ----------

   Total fixed maturities                   1,523,299                17,108                 9,053             1,531,354
                                           ----------            ----------            ----------            ----------


Equity securities:
 Preferred stocks                               5,571                   281                    16                 5,836
 Common stocks:
  Banks, trusts and insurance
   companies                                   20,036                  --                   6,312                13,724
  Industrial, miscellaneous and
   all other                                    6,833                   276                 4,914                 2,195
                                           ----------            ----------            ----------            ----------

   Total equity securities                     32,440                   557                11,242                21,755
                                           ----------            ----------            ----------            ----------

Other                                              50                  --                      33                    17
                                           ----------            ----------            ----------            ----------

                                           $1,555,789            $   17,665            $   20,328            $1,553,126
                                           ==========            ==========            ==========            ==========


At December 31, 1999, investments included publicly traded common stock equity interests of 5% or more in the following non-consolidated domestic companies:
Carmike Cinemas, Inc. (6% of Class A shares) and PhoneTel Technologies, Inc.
(7%).

Net unrealized gains (losses) on investments were $(2,555,000), $(982,000) and $5,630,000 at December 31, 1999, 1998 and 1997, respectively. Reclassification amounts included in comprehensive income for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                              1999        1998
                                                            -------     -------

Unrealized holding (losses) arising during the
 period, net of tax benefit of $3,058 and $1,366            $(5,829)    $(2,467)
Less: reclassification adjustment for (gains) losses
 included in net income, net of taxes of $(2,292)
 and $2,230                                                   4,256      (4,145)
                                                            -------     -------
Net change in unrealized gain (loss) on investments,
 net of tax benefit of $766 and $3,596                      $(1,573)    $(6,612)
                                                            =======     =======

The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 1999, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    -----------

                                  Held to Maturity        Available for Sale
                                  ----------------        ------------------
                                            Estimated               Estimated
                                 Amortized    Fair      Amortized     Fair
                                   Cost       Value       Cost        Value
                                --------    --------    --------    --------
                                                (In thousands)

Due in one year or less          $ 5,473    $ 5,464    $203,265    $204,274
Due after one year
 through five years                9,727      9,502     442,866     443,248
Due after five years
 through ten years                 5,095      5,044     161,028     156,433
Due after ten years                3,017      2,893      17,780      17,509
                                 -------    -------    --------    --------
                                  23,312     22,903     824,939     821,464

Mortgage-backed securities         1,091      1,080      28,961      28,759
                                 -------    -------    --------    --------

                                 $24,403    $23,983    $853,900    $850,223
                                 =======    =======    ========    ========


At December 31, 1999 and 1998 securities with book values aggregating $8,056,000 and $8,119,000, respectively, were on deposit with various regulatory authorities. Additionally, at December 31, 1999 and 1998, securities with book values of approximately $105,000,000 collateralized a letter of credit issued in connection with the sale of the Colonial Penn P&C Group.

Certain information with respect to trading securities at December 31, 1999 and 1998 is as follows (in thousands):

                                              Amortized    Estimated    Carrying
                                                Cost      Fair Value      Value
                                              --------     --------     --------
1999
----
Fixed maturities - corporate bonds
 and notes                                    $ 22,248     $ 25,542     $ 25,542
Equity securities:
 Preferred stocks                               97,668      115,704      115,704
 Common stocks - industrial,
  miscellaneous and all other                       23           34           34
Options and warrants                             2,271        1,367        1,367
Other investments                               16,469       25,638       25,638
                                              --------     --------     --------

  Total trading securities                    $138,679     $168,285     $168,285
                                              ========     ========     ========


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
                                              ========     ========     ========

8.  Trade, Notes and Other Receivables, Net:
    ---------------------------------------

A summary of trade, notes and other receivables, net at December 31, 1999 and 1998 is as follows (in thousands):
                                                           1999         1998
                                                        ---------    ---------
Note receivable from Conseco, Inc. from sale
 of the Colonial Penn Life Group (including
 accrued interest) (see Note 6)                          $253,820    $405,854
Instalment loan receivables, net of unearned
 finance charges of $2,599 and $3,026(a)                  339,773     185,183
Receivables related to securities                         107,094     112,684
Receivables relating to real estate activities             90,868      68,863
Note receivable from sale of Caja (including accrued
 interest) (see Note 4)                                    41,543        --
Tenant receivables of Fidei                                38,807      53,775
Premiums receivable                                        25,368      40,374
Other                                                      32,977      23,590
                                                         --------    --------
                                                          930,250     890,323

Allowance for doubtful accounts                           (53,839)    (57,022)
                                                         --------    --------

                                                         $876,411    $833,301
                                                         ========    ========


(a) Contractual maturities of instalment loan receivables at December 31, 1999 were as follows (in thousands): 2000 - $70,643; 2001 - $61,839; 2002 - $66,621;
2003 - $63,388; and 2004 and thereafter - $77,282. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

9.  Prepaids and Other Assets:
    -------------------------

At December 31, 1999 and 1998, prepaids and other assets included real estate assets, net, of $284,093,000 and $397,404,000, respectively. Approximately $87,566,000 and $245,870,000, respectively, of the 1999 and 1998 real estate investments consist of real estate assets held by Fidei. These assets are primarily office buildings located in Paris, France and its environs which Fidei is currently marketing for sale. Prepaids and other assets at December 31, 1999 also included approximately $44,000,000 of mining properties, net, related to MK Gold.

10.  Trade Payables, Expense Accruals and Other Liabilities:
     ------------------------------------------------------

A summary of trade payables and expense accruals and other liabilities at December 31, 1999 and 1998 is as follows (in thousands):

                                                             1999         1998
                                                           --------     --------
Trade Payables and Expense Accruals:
 Payables related to securities                            $203,164     $144,088
 Trade and drafts payable                                    29,581       27,629
 Accrued compensation, severance and other
  employee benefits                                          25,643       19,088
 Accrued interest payable                                    10,552       14,420
 Other                                                       23,737       28,260
                                                           --------     --------
                                                           $292,677     $233,485
                                                           ========     ========

Other Liabilities:
 Liability for unredeemed trading stamps                   $   --       $ 19,517
 Postretirement and postemployment benefits                  16,397       18,855
 Liabilities related to real estate activities               20,635       15,068
 Unearned service fees                                        3,663        7,465
 Other                                                       38,381       48,492
                                                           --------     --------
                                                           $ 79,076     $109,397
                                                           ========     ========


11.  Indebtedness:
     ------------

The principal amount, stated interest rate and maturity of debt outstanding at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                             1999         1998
                                                           --------     --------

Payable in U.S. dollars:
Senior Notes:
 Bank credit facility                                       $ 65,500    $ 65,500
 7 3/4% Senior Notes due 2013, less debt
  discount of $681 and $731                                   99,319      99,269
 Industrial Revenue Bonds (with variable interest)             9,815       9,815
 Other due 2000 through 2016 with a weighted average
  interest rate of 8.5%                                       53,401      64,182
                                                            --------    --------
                                                             228,035     238,766
                                                            --------    --------
Subordinated Notes:
 8 1/4% Senior Subordinated Notes due 2005                    19,101     100,000
 7 7/8% Senior Subordinated Notes due 2006,
  less debt discount of $76 and $540                          21,600     134,460
                                                            --------    --------
                                                              40,701     234,460
                                                            --------    --------

Payable in other currencies:
Euro denominated debt due 2001 through 2009 with
 a weighted average effective interest rate of 5.1%          214,573     249,375
                                                            --------    --------

                                                            $483,309    $722,601
                                                            ========    ========


At December 31, 1999 the Company had an unsecured bank credit facility of $100,000,000 which bears interest based on the prime rate or LIBOR and matures in November 2002. $65,500,000 was borrowed under this bank credit facility as of December 31, 1999.

      ------------

The Euro denominated debt, which is non-recourse to the Company, is entirely related to the acquisition of Fidei.

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 1999, cash dividends of approximately $122,000,000 would be eligible to be paid under the most restrictive covenants.

Under the terms of the indentures of the Company's senior subordinated notes, in connection with the payment of the dividends described in Note 13, the Company was required to make an offer to purchase all of its 8 1/4% Senior Subordinated Notes due 2005 (the "8 1/4% Notes") and its 7 7/8% Senior Subordinated Notes due 2006 (the "7 7/8% Notes"), at a purchase price of 101% of principal, plus accrued and unpaid interest thereon. Pursuant to such offers, in June 1999, the Company repurchased $80,899,000 principal amount of the 8 1/4% Notes and $113,324,000 principal amount of the 7 7/8% Notes for approximately $198,000,000, including accrued interest. The Company reported an extraordinary loss on early extinguishment of $3,982,000 ($2,588,000 after taxes or $.04 per share) in 1999.

The Company reported extraordinary losses on early extinguishment of its 5 1/4% Convertible Subordinated Debentures due 2003 (the "5 1/4% Debentures") and its 10 3/8% Senior Subordinated Notes due 2002 of $3,165,000 ($2,057,000 after taxes or $.03 per share) in 1997.

Approximately $9,484,000 of the manufacturing division's net property, equipment and leasehold improvements are pledged as collateral for the Industrial Revenue Bonds; and approximately $126,800,000 of other assets (primarily investments and property) are pledged for other indebtedness aggregating approximately $53,401,000.

Interest rate agreements are used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. At December 31, 1999 and 1998, the notional amounts of the Company's interest rate swaps were $60,000,000. These interest rate swaps expire in 2003 and require fixed rate payments of 5.07%. The Company would have received $3,651,000 at December 31, 1999 and $292,000 at December 31, 1998 on retirement of these agreements. The LIBOR rate at December 31, 1999 was 6.0%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements as well as interest to be paid under the related variable debt obligations. In connection with the acquisition of Fidei, the Company borrowed $62,300,000 under its bank credit facility and entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure. The swap agreements were terminated in 1999 and the gain on such termination (approximately $6,200,000) was deferred as a component of shareholders' equity.

Counterparties to interest rate and currency swap agreements are major financial institutions, which management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2004 are as follows (in thousands): 2000 - $90,282; 2001 - $62,610; 2002 - $7,057; 2003 - $84,322; and 2004 - $50,101.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 6.0% and 5.8% at December 31, 1999 and 1998, respectively.

12.  Preferred Securities of Subsidiary Trust:
     ----------------------------------------

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

13.  Common Shares, Stock Options and Preferred Shares:
     -------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. From January 1, 2000 through March 13, 2000, the Company acquired 1,505,000 Common Shares at an average price of $21.33 per Common Share. As a result, as of March 13, 2000, the Company is authorized to repurchase 4,495,000 Common Shares.

During 1999, the Company paid aggregate cash dividends of $13.58 per Common Share, totaling approximately $811,925,000. Pursuant to a ruling from the Internal Revenue Service, any gain realized on these dividends will be treated as capital gain income for non-corporate shareholders.

The Company has a fixed stock option plan which provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 300,000 shares to any individual in a given taxable year. The maximum number of Common Shares which may be acquired through the exercise of options or rights under this plan cannot exceed, in the aggregate, 1,200,000. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal annual instalments starting one year from date of grant. No stock options are outstanding at December 31, 1999. No stock appreciation rights have been granted.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of income or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of income for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of income consistent with the provisions of SFAS 123, the Company's net income and earnings per share for 1999, 1998 and 1997 would not have been materially different from those reported.

     -------------------------------------------------

A summary of activity with respect to the Company's stock options for the three years ended December 31, 1999 is as follows:

                                                                     Available
                                Common      Weighted                  for
                                Shares      Average      Options      Future
                                Subject     Exercise   Exercisable    Option
                               to Option     Prices    at Year-End    Grants
                               ---------    --------   -----------   --------

Balance at January 1, 1997     1,073,926     $22.09      317,826       974,400
                                                         =======     =========
      Granted                     77,500     $26.67
      Exercised                 (248,196)    $14.15
      Cancelled                 (393,470)    $24.69
                               ---------

Balance at December 31, 1997     509,760     $24.64      171,980     1,278,770
                                                         =======     =========
      Granted                      4,000     $35.38
      Exercised                 (137,922)    $23.10
      Cancelled                  (53,800)    $25.02
                               ---------

Balance at December 31, 1998     322,038     $25.37      147,378     1,328,570
                                                         =======     =========

      Cancelled                 (322,038)    $25.37
                               ---------

Balance at December 31, 1999       --        $  --          --       1,200,000
                               =========                 =======     =========

The weighted-average fair value of the options granted was $8.50 per share for 1998 and $6.39 per share for 1997 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 20.0% for 1998 and 20.3% for 1997; (2) risk-free interest rates of 5.6% for 1998 and 6.1% for 1997; (3) expected lives of 4.0 years for 1998 and
3.7 years for 1997; and (4) dividend yields of .7% for 1998 and .9% for 1997.

At December 31, 1999 and 1998, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

14.  Net Securities Gains (Losses):
     -----------------------------

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 1999 (in thousands):

                                                   1999       1998       1997
                                                 --------   --------   --------

Net realized gains on fixed maturities           $ 32,616   $ 13,021   $  1,340
Writedown related to investments in Russian
 and Polish debt and equity securities             (2,650)   (75,371)      --
Net unrealized gains (losses) on trading
 securities                                         5,878     (1,456)     2,932
Net realized gains (losses) on equity and other
 securities                                       (24,959)     2,935     (1,023)
                                                 --------   --------   --------

                                                 $ 10,885   $(60,871)  $  3,249
                                                 ========   ========   ========

Proceeds from sales of investments classified as available for sale were $1,558,358,000, $1,687,385,000 and $734,443,000 during 1999, 1998 and 1997, respectively. Gross gains of $24,201,000, $24,964,000 and $6,054,000 and gross losses of $13,310,000, $33,784,000 and $2,403,000 were realized on these sales during 1999, 1998 and 1997, respectively.

15.  Other Results of Operations Information:
     ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 1999 consist of the following (in thousands):

                                                   1999       1998       1997
                                                 --------   --------   --------

Interest on short-term investments               $ 22,789   $ 24,246   $ 14,301
Interest on fixed maturities                       55,252     94,547     72,084
Interest on notes receivable                       23,989     27,326      6,789
Other investment income                            18,749     14,983      4,191
Service fee income                                  9,143     13,169     32,257
Rental income                                      35,862     16,864      8,082
Gain on sale of Caja                              120,793       --         --
Gain on sale of The Sperry and Hutchinson
 Company, Inc.                                     18,725       --         --
Gain on sale of PIB                                29,545       --         --
Gains on sale of real estate and other assets,
 net of costs                                      64,896     34,733     75,298
Gain on sale of loan portfolio                       --        6,535       --
Other                                              39,459     18,976     22,051
                                                 --------   --------   --------

                                                 $439,202   $251,379   $235,053
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

Taxes, other than income or payroll, included in operations amounted to $10,819,000 (including $1,868,000 of premium taxes) for the year ended December 31, 1999, $10,563,000 (including $3,131,000 of premium taxes) for the year ended December 31, 1998 and $10,707,000 (including $4,137,000 of premium taxes) for the year ended December 31, 1997.

Advertising costs amounted to $1,181,000, $2,150,000 and $4,026,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

16.  Income Taxes:
     ------------

The principal components of the deferred tax liability at December 31, 1999 and 1998 are as follows (in thousands):

                                                         1999         1998
                                                      ---------    ---------
Deferred Tax Asset:
Insurance reserves and unearned premiums              $  22,092    $  30,868
Securities valuation reserves                            41,554       47,112
Other accrued liabilities                                 3,833        1,556
Unrealized losses on investments                          1,567        1,106
Foreign tax loss carryforwards                           53,000       53,000
Tax loss carryforwards, net of tax sharing payments      21,597       63,228
                                                      ---------    ---------
                                                        143,643      196,870
  Valuation allowance                                  (123,506)    (156,806)
                                                      ---------    ---------
                                                         20,137       40,064
                                                      ---------    ---------

Deferred Tax Liability:
Instalment sale                                          (7,000)     (12,000)
Depreciation                                             (9,515)      (6,098)
Policy acquisition costs                                 (4,146)      (6,389)
Other, net                                              (29,899)     (23,286)
                                                      ---------    ---------
                                                        (50,560)     (47,773)
                                                      ---------    ---------

Net deferred tax liability                            $ (30,423)   $  (7,709)
                                                      =========    =========


The valuation allowance principally relates to uncertainty as to the realization of certain acquired tax loss carryforwards, the foreign tax loss carryforwards and unrealized capital losses.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1999 was as follows (in thousands):

                                           1999        1998         1997
                                         --------    --------    --------

State income taxes (currently payable)   $  1,000    $ (1,500)   $  3,729
Federal income taxes:
 Current                                     (517)    (31,249)    (10,375)
 Deferred                                  31,136       7,576      (3,753)
Foreign income taxes:
 Current                                      575         100         508
 Deferred                                  12,327        --          --
                                         --------    --------    --------

                                         $ 44,521    $(25,073)   $ (9,891)
                                         ========    ========    ========


The table below reconciles expected statutory federal income tax to actual income tax provision (benefit) (in thousands):

                                             1999        1998         1997
                                           --------    --------    --------

Expected federal income tax                $ 85,215    $ 10,282    $ (8,483)
State income taxes, net of federal
 income tax benefit                             650        (975)      2,424
Reduction in valuation allowance            (33,300)     (8,065)     (1,890)
Recognition of additional tax benefits      (10,238)    (30,870)     (2,719)
Tax on policyholder surplus account            --         5,406        --
Other                                         2,194        (851)        777
                                           --------    --------    --------

   Actual income tax provision (benefit)   $ 44,521    $(25,073)   $ (9,891)
                                           ========    ========    ========

     ------------

Reflected above as recognition of additional tax benefits are reductions to the Company's income tax provision for the favorable resolution of certain federal income tax contingencies, in 1999, a $6,800,000 tax benefit from the recognition of additional capital losses, and, in 1998, a benefit for a change in the Company's 1997 estimated federal income tax liability. During 1999, the valuation allowance was reduced by $33,300,000 due to the availability of capital loss carryforwards to offset a portion of the capital gain from the sale of the Company's interest in Caja. During 1998 and 1997 certain matters were favorably resolved and the Company reduced the valuation allowance as reflected in the above reconciliation.

At December 31, 1999, the Company had tax loss carryforwards of $34,000,000, which are available to reduce federal income tax payments for the entire consolidated group, and certain of the Company's subsidiaries had tax loss carryforwards of $25,000,000, which can only be used to reduce federal income tax payments for the group that generated the carryforwards. The tax loss carryforwards of the Company and its subsidiaries have been reflected in the deferred tax liability after applying the statutory federal income tax rate less any applicable tax sharing payments to the Internal Revenue Service. The tax loss carryforwards of the Company expire as follows: $31,000,000 in 2003 through 2010 and $3,000,000 in 2018. The tax loss carryforwards of the Company's domestic subsidiaries expire in 2002 and 2003. At December 31, 1999, the Company's foreign subsidiary, Fidei, had tax loss carryforwards of $147,000,000, of which $103,000,000 expire in 2000 through 2007 and $44,000,000 have no expiration date.

Limitations exist under the tax law which may restrict the utilization of the tax loss carryforwards and capital losses can only be used to offset capital gains. These limitations are considered in the determination of the valuation allowance.

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

17.  Pension Plans and Postretirement Benefits:
     -----------------------------------------

The Company has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,816,000, $1,057,000 and $1,202,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Prior to 1999, the Company also maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans which resulted in the recognition of approximately $6,500,000 of net curtailment gains.

     -----------------------------------------

A summary of activity with respect to the Company's defined benefit pension plans for 1999 and 1998 is as follows (in thousands):

                                                          1999           1998
                                                       ---------      ---------
Projected Benefit Obligation:
Projected benefit obligation
 at January 1,                                         $  63,395      $ 100,314
Service cost (a)                                            --            2,590
Interest cost (a)                                          4,237          5,536
Actuarial (gain) loss                                     (2,361)           561
Benefits paid                                             (3,400)        (5,055)
Settlements                                               (5,115)       (31,060)
Curtailment                                                 --           (9,491)
                                                       ---------      ---------
   Projected benefit obligation
    at December 31,                                    $  56,756      $  63,395
                                                       =========      =========

Change in Plan Assets:
Fair value of plan assets
  at January 1,                                        $  62,482      $  93,088
Actual return of plan assets                                 577          5,186
Employer contributions                                       226          1,076
Benefits paid                                             (3,400)        (5,012)
Administrative expenses                                     (220)          (626)
Settlements                                               (7,578)       (31,230)
                                                       ---------      ---------
   Fair value of plan assets
    at December 31,                                    $  52,087      $  62,482
                                                       =========      =========

Funded Status                                          $  (4,669)     $    (913)
Unrecognized prior service cost                               63             66
Unrecognized net loss from experience
  differences and assumption changes                       5,802          2,356
                                                       ---------      ---------

   Accrued pension asset                               $   1,196      $   1,509
                                                       =========      =========

      (a) Includes $369 for 1998 relating to discontinued operations' obligations which were retained

Pension expense related to the defined benefit pension plans charged to operations included the following components (in thousands):

                                                  1999        1998        1997
                                                -------     -------     -------

Service cost                                    $  --       $ 2,542     $ 2,240
Interest cost                                     4,237       5,215       3,645
Expected return on plan assets                   (4,537)     (5,108)     (3,330)
Amortization of prior service cost                    3         (89)        (72)
Amortization of transition obligation              --           121          95
Recognized net actuarial loss                      --           171         152
                                                -------     -------     -------

Net pension (income) expense                    $  (297)    $ 2,852     $ 2,730
                                                =======     =======     =======


The projected benefit obligation at December 31, 1999 and 1998 was determined using an assumed discount rate of 7.25% and 6.75%, respectively, and the assumed long-term rate of return on plan assets was 7.5% at December 31, 1999 and 1998.

     -----------------------------------------

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts credited to expense (principally amortization of a curtailment gain) related to such benefits were $1,369,000 in 1999, $1,990,000 in 1998 and $2,851,000 in 1997.

A summary of activity with respect to the Company's postretirement plans for 1999 and 1998 is as follows (in thousands):

                                                         1999           1998
                                                       --------       --------

 Accumulated postretirement
  benefit obligation at January 1,                      $11,891       $11,090
 Service cost                                                32            30
 Interest cost                                              765           805
 Contributions by plan participants                         231           401
 Actuarial (gain) loss                                   (1,538)          906
 Benefits paid                                           (1,198)       (1,341)
                                                        -------       -------

    Accumulated postretirement benefit
     obligation at December 31,                          10,183        11,891
  Unrecognized prior service cost                           304         2,259
  Unrecognized net actuarial gain                         3,807         2,482
                                                        -------       -------

    Accrued postretirement benefit obligation           $14,294       $16,632
                                                        =======       =======

The discount rate used in determining the accumulated postretirement benefit obligation was 8.00% and 6.75% at December 31, 1999 and 1998, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 6.0% and 9.0% for 1999, and 6.0% and 9.5% for 1998, declining to an ultimate rate of between 5.0% and 6.0% by 2006.

If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 1999 would have increased or decreased by $705,000 and $626,000, respectively. The effect of these changes on the aggregate of service and interest cost for 1999 would be immaterial.

18.  Commitments:
     -----------

The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to twenty years. Rental expense (net of sublease rental income) charged to operations was $10,964,000 in 1999, $7,680,000 in 1998 and $7,307,000 in 1997. Aggregate
minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) relating to facilities under lease in effect at December 31, 1999 are as follows (in thousands): 2000 - $9,728; 2001 - $9,341; 2002 - $9,211; 2003
- $8,361; 2004 - $8,683; and thereafter - $101,321. Future minimum sublease rental income relating to facilities under lease in effect at December 31, 1999 are as follows (in thousands): 2000 - $1,067; 2001 - $1,075; 2002 - $1,085; 2003
- $1,094; 2004 - $963; and thereafter - $3,203.

Included in the amounts shown above are the gross future minimum annual rental payments relating to a twenty year lease which the Empire Insurance Group entered into beginning November 1998 for its executive and administrative offices. These offices are in an office building in which the Company has an equity interest. The above amounts have not been reduced for the Company's share of rental income due to its equity participation in this office building. In connection with this equity investment, the Company has committed to invest up to $25,000,000, of which $23,138,000 was invested as of December 31, 1999.

     -----------

In connection with the sale of certain subsidiaries, the Company has made or guaranteed the accuracy of certain representations given to the acquiror. No material loss is expected in connection with such matters.

In connection with the sale of the Colonial Penn P&C Group, the Company provided the purchaser with a $100,000,000 non-cancelable letter of credit to collateralize certain indemnification obligations. This letter of credit is collateralized by certain deposits of the Company aggregating approximately $105,263,000.

The insurance and the banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $259,300,000 at December 31, 1999.

19.  Litigation:
     ----------

The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

20.  Earnings (Loss) Per Common Share:
     --------------------------------

For each of the three years in the period ended December 31, 1999, there were no differences in the numerators for the basic and diluted per share computations for income (loss) from continuing operations before extraordinary loss. These numerators were $193,429,000, $46,202,000 and $(22,289,000) for 1999, 1998 and
1997, respectively. The denominators for basic per share computations were 59,338,000, 63,409,000 and 62,205,000 for 1999, 1998 and 1997, respectively.
There were no differences for the denominators for diluted per share computations except for the dilutive effect of approximately 14,000 and 101,000 options for 1999 and 1998, respectively, which had no impact on the per share amounts.

Options to purchase approximately 887,000 weighted average shares of common stock were outstanding during the year ended December 31, 1997, but were not included in the computation of diluted (loss) per share, as those options were antidilutive. Additionally, during the period January 1, 1997 through April 11, 1997, the 5 1/4% Debentures, which were convertible into approximately 3,478,000 Common Shares, were outstanding. Such debentures were not included in the computation of diluted (loss) per share, as those debentures were antidilutive.

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

     -----------------------------------

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in
Note 7.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Notes receivable on the sales of the Colonial Penn Life Group and Caja: The fair values of variable rate notes receivable are estimated to be the carrying amount.

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

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                                         1999                        1998
                                                         ----                        ----
                                               Carrying        Fair        Carrying        Fair
                                                Amount        Value         Amount         Value
                                                ------        -----         ------         -----
Financial Assets:
 Investments                                 $1,170,493    $1,170,073    $1,770,205    $1,770,532
 Cash and cash equivalents                      296,058       296,058       459,690       459,690
 Notes receivable on sales of the
  Colonial Penn Life Group and Caja
  (including accrued interest)                  295,363       295,363       405,854       405,854
 Loan receivables of banking and
  lending subsidiaries, net of
  allowance                                     322,798       335,460       175,785       186,099
 Investments in associated
  companies                                      74,037        87,853       172,390       306,071

Financial Liabilities:
 Customer banking deposits                      329,301       329,469       189,782       192,822
 Debt                                           483,309       488,112       722,601       729,527
 Securities sold not owned                      188,141       188,141       144,088       144,088

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debt
 securities of the Company                       98,200        99,182        98,200        99,182

22.  Segment Information:
     -------------------

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

For information with respect to the Company's segments, see "Financial Information about Industry Segments" in Item 1, pages 3 and 4, of the Report, which is incorporated by reference into these consolidated financial statements.

23.  Selected Quarterly Financial Data (Unaudited):
     ---------------------------------------------

                                                  First       Second       Third       Fourth
                                                 Quarter     Quarter      Quarter     Quarter
                                                 --------    --------    --------    --------
                                                   (In thousands, except per share amounts)
1999:
Revenues                                         $298,585    $139,397    $131,336    $137,314
                                                 ========    ========    ========    ========
Income from continuing operations
 before extraordinary loss                       $148,214    $ 15,318    $ 21,446    $  8,451
                                                 ========    ========    ========    ========
Income from discontinued operations,
 net of taxes                                    $  8,101    $    518    $   --      $   --
                                                 ========    ========    ========    ========
Gain on disposal of discontinued
 operations, net of taxes                        $   --      $   --      $ 15,582    $   --
                                                 ========    ========    ========    ========
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit              $   --      $ (2,588)   $   --      $   --
                                                 ========    ========    ========    ========

     Net income                                  $156,315    $ 13,248    $ 37,028    $  8,451
                                                 ========    ========    ========    ========

Basic earnings (loss) per common share:
  Income from continuing operations              $   2.42    $    .25    $    .36    $    .15
  Income from discontinued operations                 .13         .01        --          --
  Gain on disposal of discontinued operations        --          --           .27        --
  Extraordinary loss                                 --          (.04)       --          --
                                                 --------    --------    --------    --------

     Net income                                  $   2.55    $    .22    $    .63    $    .15
                                                 ========    ========    ========    ========

Number of shares used in calculation               61,338      60,020      58,865      56,882
                                                 ========    ========    ========    ========

Diluted earnings (loss) per common share:
  Income from continuing operations              $   2.42    $    .25    $    .36    $    .15
  Income from discontinued operations                 .13         .01        --          --
  Gain on disposal of discontinued operations        --          --           .27        --
  Extraordinary loss                                 --          (.04)       --          --
                                                 --------    --------    --------    --------

     Net income                                  $   2.55    $    .22    $    .63    $    .15
                                                 ========    ========    ========    ========

Number of shares used in calculation               61,393      60,020      58,865      56,882
                                                 ========    ========    ========    ========

     ---------------------------------------------

                                               First       Second       Third      Fourth
                                              Quarter     Quarter      Quarter     Quarter
                                              --------    --------    --------    --------
                                                (In thousands, except per share amounts)
1998:
Revenues                                      $144,987    $146,717    $ 77,705    $161,097
                                              ========    ========    ========    ========

Income (loss) from continuing operations      $ 11,124    $ 13,339    $ (5,448)   $ 27,187
                                              ========    ========    ========    ========
Income from discontinued operations,
 net of taxes                                 $  1,459    $  1,503    $  3,411    $  1,768
                                              ========    ========    ========    ========

     Net income (loss)                        $ 12,583    $ 14,842    $ (2,037)   $ 28,955
                                              ========    ========    ========    ========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations    $    .18    $    .21    $   (.08)   $    .43
  Income from discontinued operations              .02         .02         .05         .03
                                              --------    --------    --------    --------

     Net income (loss)                        $    .20    $    .23    $   (.03)   $    .46
                                              ========    ========    ========    ========

Number of shares used in calculation            63,904      63,941      63,600      62,310
                                              ========    ========    ========    ========

Diluted earnings (loss) per common share:
  Income (loss) from continuing operations    $    .18    $    .21    $   (.08)   $    .43
  Income from discontinued operations              .02         .02         .05         .03
                                              --------    --------    --------    --------

     Net income (loss)                        $    .20    $    .23    $   (.03)   $    .46
                                              ========    ========    ========    ========

Number of shares used in calculation            64,053      64,063      63,600      62,367
                                              ========    ========    ========    ========

In 1999 and 1998, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

First quarter 1999 includes pre-tax gains on the sale of Caja ($120,793,000), The Sperry and Hutchinson Company, Inc. ($18,725,000) and PIB ($29,545,000).

SCHEDULE V - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1999, 1998 and 1997

                                                     Additions                        Deductions
                                      -------------------------------------      ---------------------
                                      Charged
                        Balance at    to Costs                                                                            Balance
                        Beginning       and                                      Write-      Sale of     Translation     at End of
    Description         of Period     Expenses    Recoveries    Acquisitions      Offs     Receivables   (Gain) Loss       Period
    -----------         ---------     --------    ----------    ------------      ----     -----------   -----------       ------
                                                                (In thousands)
1999
----
Loan receivables of
 banking and lending
 subsidiaries            $ 9,398      $11,401      $ 5,455      $     --        $ 9,279      $  --        $     --        $16,975
Trade, notes and other
 receivables              47,624        3,985        2,828            --         11,736          130          (5,707)      36,864
                         -------      -------      -------      ----------      -------      -------      ----------      -------

Total allowance for
 doubtful accounts       $57,022      $15,386      $ 8,283      $     --        $21,015      $   130      $   (5,707)     $53,839
                         =======      =======      =======      ==========      =======      =======      ==========      =======

1998
----
Loan receivables of
 banking and lending
 subsidiaries            $10,199      $ 4,900      $ 4,915      $     --        $ 8,996      $ 1,620      $     --        $ 9,398
Trade, notes and other
 receivables               6,131        4,573          876          48,307       12,138          125            --         47,624
                         -------      -------      -------      ----------      -------      -------      ----------      -------

Total allowance for
 doubtful accounts       $16,330      $ 9,473      $ 5,791      $   48,307      $21,134      $ 1,745      $     --        $57,022
                         =======      =======      =======      ==========      =======      =======      ==========      =======

1997
----
Loan receivables of
 banking and lending
 subsidiaries            $12,177      $ 6,140      $ 5,021      $     --        $13,139      $  --        $     --        $10,199
Trade, notes and other
 receivables               7,206        4,995        1,412            --          7,054          428            --          6,131
                         -------      -------      -------      ----------      -------      -------      ----------      -------

Total allowance for
 doubtful accounts       $19,383      $11,135      $ 6,433      $     --        $20,193      $   428      $     --        $16,330
                         =======      =======      =======      ==========      =======      =======      ==========      =======


                                  EXHIBIT INDEX

Exhibit                                                                            Exemption
Number                              Description                                    Indication
------                              -----------                                    ----------

3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993).*

3.2       Amended and Restated By-laws as amended through February 23, 1999
          (filed as Exhibit 3.2 to the 1998 10-K).*

4.1       The Company undertakes to furnish the Securities and Exchange
          Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10.1      1999 Stock Option Plan (filed as Annex A to the Company's 1999
          Proxy Statement).*

10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as
          Exhibit 10.20 to the Company's Registration Statement No.
          33-00606).*

10.3      Operating Agreement of The Jordan Company LLC, dated as of July
          23, 1998 (filed as Exhibit 10.3 to the 1998 10-K).*

10.4      Leucadia National Corporation Senior Executive Warrant Plan
          (filed as Annex B to the 1999 Proxy Statement).*

10.5      Amended and Restated Shareholders Agreement dated as of December
          16, 1997 among the Company, Ian M. Cumming and Joseph S.
          Steinberg (filed as Exhibit 10.4 to the 1997 10-K).*

10.6      Deferred Compensation Agreement between the Company and Joseph S.
          Steinberg dated December 8, 1998 (filed as Exhibit 10.6 to the
          1998 10-K).*

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


----------------------------------
* Incorporated by reference.


Exhibit                                                                            Exemption
Number                              Description                                    Indication
------                              -----------                                    ----------

10.10     Purchase Agreement among Conseco, Inc., the Company, Charter,
          Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia
          Financial Corporation, Intramerica, Colonial Penn Franklin
          Insurance Company and Colonial Penn Insurance Company dated as of
          April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1997).*

10.11 Purchase Agreement among General Electric Capital Corporation, the Company, Charter, Colonial Penn Group Inc. and Colonial Penn
          Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the
          1997 Proxy Statement).*

10.12     Purchase Agreement by and among Allstate Life Insurance Company,
          Allstate Life Insurance Company of New York, Charter, Intramerica and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the 1997 10-K).*

10.13     Leucadia National Corporation Senior Executive Annual Incentive
          Bonus Plan (filed as Annex D to the 1997 Proxy Statement).*

10.14     Stock Purchase Agreement by and between the Company and Allstate
          Life Insurance Company dated as of December 18, 1998 (filed as
          Exhibit 10.14 to the 1998 10-K).*

10.15 Trust Agreement dated August 14, 1998 between the Company for the benefit of its shareholders as of August 25, 1998 and Joseph A.
          Orlando, as Trustee (filed as Exhibit 10.15 to the 1998 10-K).*

10.16     Deferred Compensation Agreement between the Company and Joseph S.
          Steinberg dated as of December 30, 1999.

10.17     Deferred Compensation Agreement between the Company and Mark
          Hornstein dated as of January 10, 2000.

21        Subsidiaries of the registrant.

27        Financial Data Schedule.




----------------------------------
* Incorporated by reference.