Form 10-Q
period 2000-03-31
LEUCADIA NATIONAL CORP
filed 2000-05-11
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2000

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

                                      N/A
              (Former name, former address and former fiscal year,
                              if changed since last report)
               --------------------------------------------------



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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 8, 2000: 55,296,728.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2000 and December 31, 1999
(Dollars in thousands, except par value)

                                                                                     March 31,      December 31,
                                                                                      2000             1999
                                                                                   -----------     -----------
                                                                                   (Unaudited)


ASSETS
Investments:
  Available for sale (aggregate cost of $980,452 and $945,227)                     $   983,869    $   944,667
  Trading securities (aggregate cost of $154,728 and $138,679)                         170,495        168,285
  Held to maturity (aggregate fair value of $19,860 and $23,983)                        20,206         24,403
  Other investments, including accrued interest income                                  29,068         33,138
                                                                                   -----------    -----------
      Total investments                                                              1,203,638      1,170,493
Cash and cash equivalents                                                              197,515        296,058
Reinsurance receivables, net                                                            41,678         38,086
Trade, notes and other receivables, net                                                925,820        876,411
Prepaids and other assets                                                              415,517        418,447
Property, equipment and leasehold improvements, net                                    189,030        184,850
Deferred policy acquisition costs                                                       13,888         11,845
Investments in associated companies                                                    133,170         74,037
                                                                                   -----------    -----------

              Total                                                                $ 3,120,256    $ 3,070,227
                                                                                   ===========    ===========

LIABILITIES
Customer banking deposits                                                          $   353,808    $   329,301
Trade payables and expense accruals                                                    325,166        292,677
Other liabilities                                                                       81,419         79,076
Income taxes payable                                                                   121,506        113,391
Deferred tax liability                                                                  39,131         30,423
Policy reserves                                                                        407,987        443,042
Unearned premiums                                                                       70,786         61,916
Debt, including current maturities                                                     490,039        483,309
                                                                                   -----------    -----------
      Total liabilities                                                              1,889,842      1,833,135
                                                                                   -----------    -----------
Minority interest                                                                       16,410         16,904
                                                                                   -----------    -----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company           98,200         98,200
                                                                                   -----------    -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 55,296,728 and 56,801,728 shares issued and outstanding, after deducting
 63,116,263 and 61,611,263 shares held in treasury                                      55,297         56,802
Additional paid-in capital                                                              54,340         84,929
Accumulated other comprehensive (loss)                                                  (9,241)        (9,578)
Retained earnings                                                                    1,015,408        989,835
                                                                                   -----------    -----------
      Total shareholders' equity                                                     1,115,804      1,121,988
                                                                                   -----------    -----------
              Total                                                                $ 3,120,256    $ 3,070,227
                                                                                   ===========    ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the three months ended March 31, 2000 and 1999
(Unaudited)


                                                                            2000       1999
                                                                            ----       ----
                                                               (In thousands, except per share amounts)

REVENUES:
   Insurance revenues and commissions                                   $  27,966   $  46,744
   Manufacturing                                                           17,595      13,850
   Finance                                                                 18,301       9,790
   Investment and other income                                             60,418     231,615
   Equity in income (losses) of associated companies                        3,309      (3,076)
   Net securities gains (losses)                                           29,366        (338)
                                                                        ---------   ---------
                                                                          156,955     298,585
                                                                        ---------   ---------
EXPENSES:
   Provision for insurance losses and policy benefits                      25,599      39,642
   Amortization of deferred policy acquisition costs                        5,936      10,233
   Manufacturing cost of goods sold                                        10,947       9,037
   Interest                                                                13,154      13,689
   Salaries                                                                15,224      10,516
   Selling, general and other expenses                                     44,812      36,028
                                                                        ---------   ---------
                                                                          115,672     119,145
                                                                        ---------   ---------
      Income from continuing operations before income taxes, minority
       expense of trust preferred securities and extraordinary gain        41,283     179,440
                                                                        ---------   ---------
Income taxes:
   Current                                                                  9,472      19,870
   Deferred                                                                 5,419       9,975
                                                                        ---------   ---------
                                                                           14,891      29,845
                                                                        ---------   ---------
      Income from continuing operations before minority expense
       of trust preferred securities and extraordinary gain                26,392     149,595
Minority expense of trust preferred securities, net of taxes                1,381       1,381
                                                                        ---------   ---------
      Income from continuing operations before extraordinary gain          25,011     148,214
Income from discontinued operations, net of taxes                            --         8,101
                                                                        ---------   ---------

      Income before extraordinary gain                                     25,011     156,315
Extraordinary gain on early extinguishment of debt, net of taxes              562        --
                                                                        ---------   ---------

      Net income                                                        $  25,573   $ 156,315
                                                                        =========   =========

Basic earnings per common share:
   Income from continuing operations                                    $     .45   $    2.42
   Income from discontinued operations                                       --           .13
   Extraordinary gain                                                         .01        --
                                                                        ---------   ---------
      Net income                                                        $     .46   $    2.55
                                                                        =========   =========

Diluted earnings per common share:
   Income from continuing operations                                    $     .45   $    2.42
   Income from discontinued operations                                       --           .13
   Extraordinary gain                                                         .01        --
                                                                        ---------   ---------
      Net income                                                        $     .46   $    2.55
                                                                        =========   =========

             See notes to interim consolidated financial statements.

                                       -2-

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2000 and 1999
(Unaudited)

                                                                                        2000         1999
                                                                                        ----         ----
                                                                                         (In thousands)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  25,573    $ 156,315
Adjustments to reconcile net income to net cash provided by (used for) operations:
 Extraordinary gain, net of taxes                                                         (562)        --
 Provision for deferred income taxes                                                     5,419        9,975
 Depreciation and amortization of property, equipment and leasehold improvements         4,733        3,128
 Other amortization                                                                      6,633        6,907
 Provision for doubtful accounts                                                         7,041        2,870
 Net securities (gains) losses                                                         (29,366)         338
 Equity in (income) losses of associated companies                                      (3,309)       3,076
 (Gain) on disposal of real estate, property and equipment                              (8,612)      (7,346)
 (Gain) on sales of PIB, Caja and S&H in 1999                                             --       (169,063)
 Investments classified as trading, net                                                 (4,189)      (2,547)
 Deferred policy acquisition costs incurred and deferred                                (7,979)      (9,877)
 Net change in:
   Reinsurance receivables                                                              (3,592)      (1,032)
   Trade, notes and other receivables                                                   (8,140)       6,045
   Prepaids and other assets                                                            (5,192)         425
   Net assets of discontinued operations                                                  --         (7,771)
   Trade payables and expense accruals                                                 (17,013)      39,088
   Other liabilities                                                                    (3,915)         451
   Income taxes payable                                                                  8,115       41,739
   Policy reserves                                                                     (35,055)     (27,746)
   Unearned premiums                                                                     8,870       (2,468)
 Other                                                                                   4,959        1,687
                                                                                     ---------    ---------
  Net cash provided by (used for) operating activities                                 (55,581)      44,194
                                                                                     ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements             (19,523)     (47,674)
Proceeds from disposals of real estate, property and equipment                          23,574       24,535
Proceeds from sales of PIB, Caja and S&H in 1999                                          --        165,851
Advances on loan receivables                                                           (77,890)     (33,377)
Principal collections on loan receivables                                               37,036       21,997
Investments in associated companies                                                    (56,232)     (10,012)
Distributions from associated companies                                                    510       22,568
Purchases of investments (other than short-term)                                      (384,297)    (654,509)
Proceeds from maturities of investments                                                 30,673      637,289
Proceeds from sales of investments                                                     401,522      368,983
                                                                                     ---------    ---------
  Net cash provided by (used for) investing activities                                 (44,627)     495,651
                                                                                     ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                     30,350      (19,798)
Net change in customer banking deposits                                                 23,297        6,755
Reduction of long-term debt                                                            (14,902)        (682)
Purchase of common shares for treasury                                                 (32,094)     (52,119)
                                                                                     ---------    ---------
  Net cash provided by (used for) financing activities                                   6,651      (65,844)
                                                                                     ---------    ---------
Effect of foreign exchange rate changes on cash                                         (4,986)      (3,415)
                                                                                     ---------    ---------

  Net (decrease) increase in cash and cash equivalents                                 (98,543)     470,586
Cash and cash equivalents at January 1,                                                296,058      459,690
                                                                                     ---------    ---------
Cash and cash equivalents at March 31,                                               $ 197,515    $ 930,276
                                                                                     =========    =========

            See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in  Shareholders' Equity
For the three months ended March 31, 2000 and 1999
(Unaudited)




                                             Common                    Accumulated
                                             Shares      Additional      Other
                                             $1 Par       Paid-In     Comprehensive  Retained
                                              Value       Capital     Income (Loss)  Earnings      Total
                                            ---------    ----------   -------------  --------      -----
                                                                      (In thousands)

Balance, January 1, 1999                  $   61,985    $  205,227    $     (771)   $1,586,718   $1,853,159
                                                                                                 ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                         1,896                      1,896
   Net change in unrealized foreign
    exchange gain (loss)                                                  (2,275)                    (2,275)
   Net income                                                                          156,315      156,315
                                                                                                 ----------
     Comprehensive income                                                                           155,936
                                                                                                 ----------
Purchase of stock for treasury                (1,760)      (50,988)                                 (52,748)
                                          ----------    ----------    ----------    ----------   ----------

Balance, March 31, 1999                   $   60,225    $  154,239    $   (1,150)   $1,743,033   $1,956,347
                                          ==========    ==========    ==========    ==========   ==========


Balance, January 1, 2000                  $   56,802    $   84,929    $   (9,578)   $  989,835   $1,121,988
                                                                                                 ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                         2,644                      2,644
   Net change in unrealized foreign
    exchange gain (loss)                                                  (2,307)                    (2,307)
   Net income                                                                           25,573       25,573
                                                                                                 ----------
     Comprehensive income                                                                            25,910
                                                                                                 ----------
Purchase of stock for treasury                (1,505)      (30,589)                                 (32,094)
                                          ----------    ----------    ----------    ----------   ----------

Balance, March 31, 2000                   $   55,297    $   54,340    $   (9,241)   $1,015,408   $1,115,804
                                          ==========    ==========    ==========    ==========   ==========
















             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1999, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1999 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1999 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2000 presentation.

2. Certain information concerning the Company's segments for the three month periods ended March 31, 2000 and 1999 is as follows (in thousands):


                                                                                   2000               1999
                                                                                   ----               ----
Revenues:
  Property and casualty insurance                                               $  37,321           $  59,874
  Banking and lending                                                              23,132              10,953
  Foreign real estate (a)                                                           7,031              12,748
  Manufacturing                                                                    17,597              13,850
  Other operations (b)                                                             25,903             181,586
                                                                                ---------           ---------
    Total revenue for reportable segments                                         110,984             279,011
  Equity in associated companies                                                    3,309              (3,076)
  Corporate (c)                                                                    42,662              22,650
                                                                                ---------           ---------
    Total consolidated revenues                                                 $ 156,955           $ 298,585
                                                                                =========           =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and extraordinary gain:
  Property and casualty insurance                                               $  (1,464)          $   1,712
  Banking and lending                                                               1,545               2,737
  Foreign real estate (a)                                                             767               3,074
  Manufacturing                                                                     3,116               1,703
  Other operations (b)                                                             11,746             172,887
                                                                                ---------           ---------
    Total income from continuing operations before income taxes, minority expense of trust preferred securities and
     extraordinary gain for reportable segments                                    15,710             182,113
  Equity in associated companies                                                    3,309              (3,076)
  Corporate (c)                                                                    22,264                 403
                                                                                ---------           ---------
    Total consolidated income from continuing operations before income taxes, minority expense of trust preferred securities
     and extraordinary gain                                                     $  41,283           $ 179,440
                                                                                =========           =========

     (a)  Foreign real estate  consists of the operations of Compagnie  Fonciere
          FIDEI ("Fidei"). These operations were previously included in the other operations segment.

     (b)  Includes pre-tax gains on sale of Caja de Ahorro y Seguro S.A.("Caja")
          ($120,793,000),  The  Sperry  and  Hutchinson  Company,  Inc.  ("S&H")
          ($18,725,000)and Pepsi International Bottlers ("PIB")($29,545,000) for the three month period ended March 31, 1999, as more fully discussed in the 1999 10-K.

     (c) In 2000, includes a pre-tax gain of approximately $24,600,000 on the sale of Jordan Telecommunication Products, Inc.

3. In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. for $27,000,000. The Company recorded a pre-tax gain of approximately $24,600,000 in the first quarter of 2000. Further consideration of approximately $7,500,000 may be received in the future upon the favorable resolution of certain contingencies.

4. The Company repurchased 1,505,000 Common Shares for an aggregate cost of approximately $32,094,000 from January 1, 2000 through May 8, 2000. The Company is currently authorized to repurchase an additional 4,495,000 Common Shares, after considering all repurchases through May 8, 2000. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

5.   During  the  first  quarter  of  2000,  Fidei   repurchased   approximately
     $10,200,000 (approximately 10,700,000 Euros) principal amount of its Euro denominated debt and recognized an extraordinary gain on its extinguishment of $562,000, net of taxes.

6. Results of discontinued operations for the three month period ended March 31, 1999 include revenues of $12,466,000, income before income taxes of $12,481,000 and net income of $8,101,000. Results for 1999 include the recognition of a pre-tax gain of approximately $10,300,000, as a result of the partial conversion to assumption reinsurance of a prior reinsurance transaction for which the gain was previously deferred.

7. Earnings per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings per share amounts was 56,052,000 for 2000 and 61,338,000 for 1999. The number of shares used to calculate diluted earnings per share amounts was 56,052,000 for 2000 and 61,393,000 for 1999.

8. Cash paid for interest and income taxes (net of refunds) was $14,133,000 and $613,000, respectively, for the three month period ended March 31, 2000 and $12,314,000 and $(22,342,000), respectively, for the three month period ended March 31, 1999.

9. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company is reviewing the impact of the implementation of SFAS 133 on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10-K.

                         Liquidity and Capital Resources

During each of the three month periods ended March 31, 2000 and 1999, the Company operated profitably. For the three month period ended March 31, 2000 net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group. For the three month period ended March 31, 1999 net cash was provided by operations.

As of March 31, 2000, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries and the Company's investment in Fidelity National Financial, Inc. ("FNF"), totaled $241,600,000. Additional sources of liquidity as of March 31, 2000 include $151,900,000 of cash and marketable securities collateralizing letters of credit and $107,200,000 of cash, cash equivalents and marketable securities held by Fidei. In addition, the book value of the principal amount of promissory notes from Conseco, Inc., which are fully collateralized by non-cancelable letters of credit (the "Conseco Notes"), was $250,000,000 at March 31, 2000. In April 2000, the Company entered into a total return swap agreement with one of its banks pursuant to which it sold $100,000,000 principal amount of Conseco Notes. Under the agreement, the Company has an obligation to repurchase the same principal amount of Conseco Notes upon maturity, which is January 3, 2003, or earlier under certain limited circumstances.

As of May 8, 2000, the Company has acquired almost 10% of the common stock of FNF, a publicly traded title insurance holding company, for approximately $89,000,000.

In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. for $27,000,000. The Company recorded a pre-tax gain of approximately $24,600,000 in the first quarter of 2000, which is reflected in net securities gains. Further consideration of approximately $7,500,000 may be received in the future upon the favorable resolution of certain contingencies.

In January 2000, the Company committed to invest up to $100,000,000 in the equity of a limited liability company (the "LLC") of which $50,000,000 was advanced during the first quarter of 2000 and the remaining $50,000,000 was funded in April 2000. The LLC is managed and controlled by a third party investment manager and invests in high yield securities. The Company may redeem its interest in the LLC annually beginning on December 31, 2001, or otherwise in certain specified circumstances. The Company accounts for this investment on the equity method.

In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of its Common Shares that the Company is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the first quarter of 2000, the Company repurchased 1,505,000 Common Shares for an aggregate cost of approximately $32,094,000.

                              Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net earned premium revenues of the Empire Group were $27,966,000 and $46,744,000 for the three month periods ended March 31, 2000 and 1999, respectively. While earned premiums declined in almost all lines of business, the most significant reductions were in assigned risk automobile, voluntary private passenger automobile, commercial package policies and homeowners. As discussed in the 1999 10-K, as a result of poor operating results, the Empire Group is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

the Empire Group remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Empire Group's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The Empire Group's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.

The Empire Group's loss ratios were as follows:

                                              2000             1999
                                              ----             ----
                  Loss Ratio:
                     GAAP                     91.7%             85.1%
                     SAP                      91.7%             85.1%
                  Expense Ratio:
                     GAAP                     44.3%             35.3%
                     SAP                      37.6%             34.1%
                  Combined Ratio:
                     GAAP                    136.0%            120.4%
                     SAP                     129.3%            119.2%

During the first quarter of 2000, the Empire Group experienced unfavorable development principally in assigned risk and private passenger automobile lines of business and reserves were strengthened by $3,000,000. While the dollar amount of reserve strengthening was the same in each period, the reduction in earned premiums in 2000 resulted in a higher loss ratio on a percentage basis. The current accident year loss ratios declined slightly from the prior year. Expense ratios increased due to higher allocated loss adjustment expense payments, reduced service fees and overhead costs which, although lower, have not declined proportionally with premiums.

The Empire Group has begun to implement an expense reduction program to more closely align its expenses with its current volume of business. Through May 1, 2000, staff reductions have resulted in the elimination of 122 job positions, representing approximately 23% of the December 31, 1999 workforce. In certain instances, particularly in the claims department, the cost savings from the reductions will be partially offset by increased outsourcing expenses. The Empire Group will continue to examine its overhead costs and additional staff reductions are likely to occur in 2000.

Manufacturing revenues, gross profit and pre-tax results for this segment increased in 2000 principally due to strong demand for the Company's products. The gross profit for the manufacturing segment increased 38% in 2000 as compared to 1999 as net sales increased in almost every market. Such product demand reflects the continued strong U.S. economy and includes the introduction of new products in both domestic and international markets.

Finance revenues reflect the level and mix of consumer instalment loans. Although finance revenues increased due to greater average loans outstanding, operating profit declined primarily due to an increase in the provision for loan losses for the larger volume of loans outstanding. Average loans outstanding during the first quarter of 2000 were $348,323,000 as compared to $188,257,000 during the first quarter of 1999. This increase was primarily due to the acquisition in 1999 of Tranex Credit Corp. and increased new loan originations.

Investment and other income primarily declined in 2000 as compared to 1999 due to gains recognized in 1999 from the sale of Caja de Ahorro y Seguro S.A., The Sperry and Hutchinson Company, Inc. and Pepsi International Bottlers aggregating $169,063,000, as discussed more fully in the 1999 10-K. Investment and other income also decreased in 2000 as compared to 1999 due to a reduction in investment income, resulting primarily from the payment of dividends and debt repurchases in 1999, reduced investment assets held by the Empire Group and decreased rent income and gains from sales of real estate properties primarily related to Fidei. During the first quarter of 2000, Fidei sold 3 properties; 85 properties remain at March 31, 2000, all of which are currently being

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

marketed for sale. In addition to recognizing fewer gains from property sales in 2000 as compared to 1999, Fidei recorded lower rent income due to its smaller base of remaining real estate properties. Investment and other income in 2000 also reflects revenues relating to MK Gold Company, which the Company began consolidating in the fourth quarter of 1999.

The increase in selling, general and other expenses in 2000 as compared to 1999 principally reflects higher provisions for loan losses due to the greater volume of loans outstanding, as described above, and expenses relating to MK Gold Company.

Income  tax  expense  for  1999  reflects  the   utilization   of  capital  loss
carryforwards.

The number of shares used to calculate basic earnings per share amounts was 56,052,000 for 2000 and 61,338,000 for 1999. The number of shares used to calculate diluted earnings per share was 56,052,000 for 2000 and 61,393,000 for 1999.

              Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, adverse environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's Spanish mining rights and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K.

                a) Exhibits.

                   27      Financial Data Schedule.

                b) Reports on Form 8-K.

                    The Company filed a current report on Form 8-K dated February 1, 2000 which sets forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LEUCADIA NATIONAL CORPORATION
                                                  (Registrant)




Date:   May 11, 2000                              By /s/ Barbara L. Lowenthal
                                                  ---------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                             Exemption
  Number                    Description               Indication
  ------                    -----------               ----------


     27                     Financial Data Schedule.