Form 10-Q
period 2000-06-30
LEUCADIA NATIONAL CORP
filed 2000-08-11
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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

                                   YES [ ]    NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 4, 2000: 55,296,728.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999
(Dollars in thousands, except par value)

                                                                                                        June 30,        December 31,
                                                                                                          2000               1999
                                                                                                     --------------      -----------
                                                                                                      (Unaudited)

ASSETS
Investments:
  Available for sale (aggregate cost of $1,013,803 and $945,227)                                      $ 1,049,855       $   944,667
  Trading securities (aggregate cost of $167,617 and $138,679)                                            165,241           168,285
  Held to maturity (aggregate fair value of $20,219 and $23,983)                                           20,607            24,403
  Other investments, including accrued interest income                                                     33,639            33,138
                                                                                                       ----------        -----------
      Total investments                                                                                 1,269,342         1,170,493
Cash and cash equivalents                                                                                 137,346           296,058
Reinsurance receivables, net                                                                               35,598            38,086
Trade, notes and other receivables, net                                                                   995,480           876,411
Prepaids and other assets                                                                                 406,850           418,447
Property, equipment and leasehold improvements, net                                                       188,908           184,850
Deferred policy acquisition costs                                                                          12,986            11,845
Investments in associated companies                                                                       177,658            74,037
                                                                                                      -----------       -----------

              Total                                                                                   $ 3,224,168       $ 3,070,227
                                                                                                      ===========       ===========

LIABILITIES
Customer banking deposits                                                                             $   417,495       $   329,301
Trade payables and expense accruals                                                                       264,417           292,677
Other liabilities                                                                                          82,418            79,076
Income taxes payable                                                                                      117,447           113,391
Deferred tax liability                                                                                     52,380            30,423
Policy reserves                                                                                           373,148           443,042
Unearned premiums                                                                                          66,427            61,916
Debt, including current maturities                                                                        587,153           483,309
                                                                                                      -----------       -----------
      Total liabilities                                                                                 1,960,885         1,833,135
                                                                                                      -----------       -----------
Minority interest                                                                                          16,370            16,904
                                                                                                      -----------       -----------
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely subordinated debt securities of the Company                                         98,200            98,200
                                                                                                      -----------       -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
  55,296,728 and 56,801,728 shares issued and outstanding, after
  deducting 63,116,263 and 61,611,263 shares held in treasury                                              55,297            56,802
Additional paid-in capital                                                                                 54,340            84,929
Accumulated other comprehensive income (loss)                                                              14,140            (9,578)
Retained earnings                                                                                       1,024,936           989,835
                                                                                                      -----------       -----------
      Total shareholders' equity                                                                        1,148,713         1,121,988
                                                                                                      -----------       -----------
              Total                                                                                   $ 3,224,168       $ 3,070,227
                                                                                                      ===========       ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the periods ended June 30, 2000 and 1999
(In thousands, except per share amounts)
(Unaudited)


                                                                                       For the Three Month       For the Six Month
                                                                                      Period Ended June 30,    Period Ended June 30,
                                                                                      ---------------------    ---------------------
                                                                                        2000         1999        2000        1999
                                                                                      --------     --------    --------   ---------

REVENUES:
   Insurance revenues and commissions                                                $  28,208   $  38,658    $  56,174   $  85,402
   Manufacturing                                                                        17,477      16,487       35,072      30,337
   Finance                                                                              20,841      10,663       39,142      20,453
   Investment and other income                                                          59,501      68,025      119,919     299,640
   Equity in income (losses) of associated companies                                     6,526        (514)       9,835      (3,590)
   Net securities gains                                                                  4,382       6,078       33,748       5,740
                                                                                     ---------   ---------    ---------   ---------
                                                                                       136,935     139,397      293,890     437,982
                                                                                     ---------   ---------    ---------   ---------
EXPENSES:
   Provision for insurance losses and policy benefits                                   26,063      35,535       51,662      75,177
   Amortization of deferred policy acquisition costs                                     7,079       8,301       13,015      18,534
   Manufacturing cost of goods sold                                                     10,492      10,030       21,439      19,067
   Interest                                                                             15,143      14,217       28,297      27,906
   Salaries                                                                             15,461      10,626       30,685      21,142
   Selling, general and other expenses                                                  46,985      34,827       91,797      70,855
                                                                                     ---------   ---------    ---------   ---------
                                                                                       121,223     113,536      236,895     232,681
                                                                                     ---------   ---------    ---------   ---------
      Income from continuing operations before income taxes, minority expense
       of trust preferred securities and extraordinary gain (loss)                      15,712      25,861       56,995     205,301
                                                                                     ---------   ---------    ---------   ---------
Income taxes:
  Current                                                                                4,073         184       13,545      20,054
  Deferred                                                                                 731       8,979        6,150      18,954
                                                                                     ---------   ---------    ---------   ---------
                                                                                         4,804       9,163       19,695      39,008
                                                                                     ---------   ---------    ---------   ---------
      Income from continuing operations before minority expense of
       trust preferred securities and extraordinary gain (loss)                         10,908      16,698       37,300     166,293
Minority expense of trust preferred securities, net of taxes                             1,380       1,380        2,761       2,761
                                                                                     ---------   ---------    ---------   ---------
      Income from continuing operations before extraordinary gain (loss)                 9,528      15,318       34,539     163,532

Income from discontinued operations, net of taxes                                         --           518         --         8,619
                                                                                     ---------   ---------    ---------   ---------
      Income before extraordinary gain (loss)                                            9,528      15,836       34,539     172,151
Extraordinary gain (loss) from early extinguishment of debt,
 net of income tax expense (benefit) of $316 and $(1,394)                                 --        (2,588)         562      (2,588)
                                                                                     ---------   ---------    ---------   ---------

       Net income                                                                    $   9,528   $  13,248    $  35,101   $ 169,563
                                                                                     =========   =========    =========   =========

Basic earnings (loss) per common share:
   Income from continuing operations before extraordinary gain (loss)                $     .17   $     .25    $     .62   $    2.69
   Income from discontinued operations                                                    --           .01         --           .14
   Extraordinary gain (loss)                                                              --          (.04)         .01        (.04)
                                                                                     ---------   ---------    ---------   ---------
       Net income                                                                    $     .17   $     .22    $     .63   $    2.79
                                                                                     =========   =========    =========   =========

Diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary gain (loss)                $     .17   $     .25    $     .62   $    2.69
   Income from discontinued operations                                                    --           .01         --           .14
   Extraordinary gain (loss)                                                              --          (.04)         .01        (.04)
                                                                                     ---------   ---------    ---------   ---------
       Net income                                                                    $     .17   $     .22    $     .63   $    2.79
                                                                                     =========   =========    =========   =========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2000 and 1999
(Unaudited)

                                                                                                         2000               1999
                                                                                                         ----               ----
                                                                                                              (In thousands)

                                                                                                                                  >
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                            $   35,101        $   169,563
Adjustments to reconcile net income to net cash provided by (used for) operations:
 Extraordinary (gain) loss, net of taxes                                                                    (562)             2,588
 Provision for deferred income taxes                                                                       6,150             18,954
 Depreciation and amortization of property, equipment and leasehold improvements                           9,401              7,186
 Other amortization                                                                                       15,034             15,599
 Provision for doubtful accounts                                                                          14,157              5,730
 Net securities (gains)                                                                                  (33,748)            (5,740)
 Equity in (income) losses of associated companies                                                        (9,835)             3,590
 (Gain) on disposal of real estate, property and equipment                                               (22,304)           (26,457)
 (Gain) on sales of PIB, Caja and S&H in 1999                                                               --             (169,063)
 Investments classified as trading, net                                                                  (10,247)           (11,925)
 Deferred policy acquisition costs incurred and deferred                                                 (14,156)           (15,598)
 Net change in:
   Reinsurance receivables                                                                                 2,488                324
   Trade, notes and other receivables                                                                    (11,083)            10,181
   Prepaids and other assets                                                                               4,055             19,820
   Net assets of discontinued operations                                                                    --               20,399
   Trade payables and expense accruals                                                                   (28,913)            17,616
   Other liabilities                                                                                      (2,279)            (6,655)
   Income taxes payable                                                                                    4,056             37,263
   Policy reserves                                                                                       (69,894)           (55,614)
   Unearned premiums                                                                                       4,511            (16,051)
 Other                                                                                                     6,263             11,791
                                                                                                      ----------        -----------
  Net cash provided by (used for) operating activities                                                  (101,805)            33,501
                                                                                                      ----------        -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                               (36,425)           (91,927)
Proceeds from disposals of real estate, property and equipment                                            48,814            101,616
Proceeds from sales of PIB, Caja and S&H in 1999                                                            --              165,851
Advances on loan receivables                                                                            (167,155)           (77,650)
Principal collections on loan receivables                                                                 70,838             45,264
Advances on notes receivables                                                                            (30,450)              --
Collections on notes receivables                                                                           3,897              4,233
Investments in associated companies                                                                     (107,520)           (18,290)
Distributions from associated companies                                                                   13,943              5,782
Purchases of investments (other than short-term)                                                        (632,702)        (1,198,217)
Proceeds from maturities of investments                                                                   39,473            848,508
Proceeds from sales of investments                                                                       581,160            979,704
                                                                                                     -----------        -----------
  Net cash provided by (used for) investing activities                                                  (216,127)           764,874
                                                                                                     -----------        -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                       30,350             80,202
Net change in customer banking deposits                                                                   85,694             29,488
Issuance of long-term debt                                                                               100,000               --
Reduction of long-term debt                                                                              (17,734)          (200,247)
Purchase of common shares for treasury                                                                   (32,094)           (64,463)
Dividends paid                                                                                              --             (722,178)
                                                                                                     -----------        -----------
  Net cash provided by (used for) financing activities                                                   166,216           (877,198)
                                                                                                     -----------        -----------
Effect of foreign exchange rate changes on cash                                                           (6,996)            (7,804)
                                                                                                     -----------        -----------
  Net (decrease) in cash and cash equivalents                                                           (158,712)           (86,627)
Cash and cash equivalents at January 1,                                                                  296,058            459,690
                                                                                                     -----------        -----------
Cash and cash equivalents at June 30,                                                                $   137,346        $   373,063
                                                                                                     ===========        ===========

           See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated  Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2000 and 1999
(Unaudited)




                                                   Common                           Accumulated
                                                   Shares         Additional          Other
                                                   $1 Par           Paid-In        Comprehensive       Retained
                                                   Value            Capital         Income (Loss)      Earnings          Total
                                                 ----------       -----------      --------------      --------          -----
                                                                                   (In thousands)


Balance, January 1, 1999                          $61,985          $205,227          $    (771)       $1,586,718       $1,853,159
                                                                                                                       ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                       3,345                              3,345
   Net change in unrealized foreign
    exchange gain (loss)                                                                (2,261)                            (2,261)
   Net income                                                                                            169,563          169,563
                                                                                                                       ----------
     Comprehensive income                                                                                                 170,647
                                                                                                                       ----------
Purchase of stock for treasury                     (2,301)          (62,162)                                              (64,463)
Dividends                                                                                               (722,178)        (722,178)
                                                  -------          --------          ---------        ----------       ----------

Balance, June 30, 1999                            $59,684          $143,065          $     313        $1,034,103       $1,237,165
                                                  =======          ========          =========        ==========       ==========


Balance, January 1, 2000                          $56,802          $ 84,929          $  (9,578)       $  989,835       $1,121,988
                                                                                                                       ----------
Comprehensive income:
   Net change in unrealized gain (loss)                                                 26,736                             26,736
    on investments
   Net change in unrealized foreign
    exchange gain (loss)                                                                (3,018)                            (3,018)
   Net income                                                                                             35,101           35,101
                                                                                                                       ----------
     Comprehensive income                                                                                                  58,819
                                                                                                                       ----------
Purchase of stock for treasury                     (1,505)          (30,589)                                              (32,094)
                                                  -------          --------          ---------        ----------       ----------

Balance, June 30, 2000                            $55,297          $ 54,340          $  14,140        $1,024,936       $1,148,713
                                                  =======          ========          =========        ==========       ==========




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

2. Certain information concerning the Company's segments for the six and three month periods ended June 30, 2000 and 1999 is as follows (in thousands):

                                                                                      For the Three Month        For the Six Month
                                                                                     Period Ended June 30,     Period Ended June 30,
                                                                                     ---------------------     ---------------------
                                                                                       2000         1999          2000       1999
                                                                                       ----         ----          ----       ----

     Revenues:
      Property and casualty insurance                                               $  38,033    $  47,675    $  75,354   $ 107,549
      Banking and lending                                                              25,496       11,860       48,628      22,813
      Foreign real estate                                                               8,408       22,946       15,439      35,694
      Manufacturing                                                                    17,477       16,488       35,074      30,338
      Other operations (a)                                                             24,406       11,822       50,309     193,408
                                                                                    ---------    ---------    ---------   ---------
       Total revenue for reportable segments                                          113,820      110,791      224,804     389,802
      Equity in associated companies                                                    6,526         (514)       9,835      (3,590)
      Corporate (b)                                                                    16,589       29,120       59,251      51,770
                                                                                    ---------    ---------    ---------   ---------

       Total consolidated revenues                                                  $ 136,935    $ 139,397    $ 293,890   $ 437,982
                                                                                    =========    =========    =========   =========

     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and extraordinary gain (loss):
      Property and casualty insurance                                               $  (3,056)   $  (4,675)   $  (4,520)  $  (2,963)
      Banking and lending                                                               3,109        3,108        4,654       5,845
      Foreign real estate                                                               2,518       15,084        3,285      18,158
      Manufacturing                                                                     3,783        3,394        6,899       5,097
      Other operations (a)                                                              9,639        4,368       21,385     177,255
                                                                                    ---------    ---------    ---------   ---------
       Total  income  from  continuing  operations  before  income  taxes, minority expense of trust preferred securities and extraordinary
        gain (loss) for reportable segments                                            15,993       21,279       31,703     203,392
      Equity in associated companies                                                    6,526         (514)       9,835      (3,590)
      Corporate (b)                                                                    (6,807)       5,096       15,457       5,499
                                                                                    ---------    ---------    ---------   ---------
       Total consolidated income from continuing operations before income axes, minority expense of trust preferred securities
        and extraordinary gain (loss)                                               $  15,712    $  25,861    $  56,995   $ 205,301
                                                                                    =========    =========    =========   =========

     (a) Includes pre-tax gains on sale of Caja de Ahorro y Seguro S.A.("Caja") ($120,793,000), The Sperry and Hutchinson Company, Inc. ("S&H") ($18,725,000) and Pepsi International Bottlers ("PIB") ($29,545,000) for the six month period ended June 30, 1999, as more fully discussed in the 1999 10-K.

     (b) Includes a pre-tax gain of approximately $24,600,000 on the sale of Jordan Telecommunication Products, Inc. for the six month period ended June 30, 2000.

3. In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. for $27,000,000. The Company recorded a pre-tax gain of approximately $24,600,000 in the six month period ended June 30, 2000. Further consideration of approximately $7,500,000 may be received upon the favorable resolution of certain contingencies.

4. The Company repurchased 1,505,000 Common Shares for an aggregate cost of approximately $32,094,000 from January 1, 2000 through August 4, 2000. The Company is currently authorized to repurchase an additional 4,495,000 Common Shares, after considering all repurchases through August 4, 2000. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

5. During the six months ended June 30, 2000, Compagnie Fonciere FIDEI ("Fidei"), the Company's foreign real estate subsidiary, repurchased approximately $10,200,000 (approximately 10,700,000 Euros) principal amount of its Euro denominated debt and recognized an extraordinary gain on its extinguishment of $562,000, net of taxes.

6. In June 2000, the Company replaced its $100,000,000 unsecured bank credit facility with a new unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. As of June 30, 2000, $100,000,000 was borrowed under this bank credit facility.

7. During the second quarter of 2000, pursuant to shareholder approval, warrants to purchase 400,000 Common Shares were issued to each of the Company's Chairman and President. The warrants are exercisable through May 15, 2005 at an exercise price of $23.95 per Common Share (105% of the closing price of a Common Share on the date of grant). In addition, pursuant to a shareholder approved stock option plan, the Company granted 409,250 options to certain employees and non-employee directors at the fair market value of the underlying stock at the date of grant (a weighted average price of $22.64 per share).

8. Net unrealized gains (losses) on investments were $24,181,000 and ($2,555,000) at June 30, 2000 and December 31, 1999, respectively. Net unrealized foreign exchange losses were $10,041,000 and $7,023,000 at June 30, 2000 and December 31, 1999, respectively.

9. Results of discontinued operations include revenues of $13,561,000 and $1,095,000 for the six and three month periods ended June 30, 1999, respectively, and income before income taxes of $13,282,000 and $801,000 for the six and three month periods ended June 30, 1999, respectively. Results for the six month period ended June 30, 1999 include the recognition of a pre-tax gain of approximately $10,300,000, as a result of the partial conversion to assumption reinsurance of a prior reinsurance transaction for which the gain was previously deferred.

10. Earnings (loss) per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 55,728,000 and 60,744,000 for the six month periods ended June 30, 2000 and 1999, respectively, and 55,297,000 and 60,020,000 for the three month periods ended June 30, 2000 and 1999, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 55,735,000 and 60,771,000 for the six month periods ended June 30, 2000 and 1999, respectively, and 55,311,000 and 60,020,000 for the three month periods ended June 30, 2000 and 1999, respectively.

11. Cash paid for interest and income taxes (net of refunds) was $25,472,000 and $8,002,000, respectively, for the six month period ended June 30, 2000 and $28,780,000 and $(15,682,000), respectively, for the six month period ended June 30, 1999.

12. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company is reviewing the impact of the implementation of SFAS 133 on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10-K.

                         Liquidity and Capital Resources

During each of the six month periods ended June 30, 2000 and 1999, the Company operated profitably. For the six month period ended June 30, 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group. For the six month period ended June 30, 1999, net cash was provided by operations.

As of June 30, 2000, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries and the Company's investment in Fidelity National Financial, Inc. ("FNF"), totaled $285,300,000. Additional sources of liquidity as of June 30, 2000 include $157,300,000 of cash and marketable securities collateralizing letters of credit and $114,700,000 of cash, cash equivalents and marketable securities held by Fidei. In addition, the book value of the principal amount of promissory notes from Conseco, Inc., which are fully collateralized by non-cancelable letters of credit (the "Conseco Notes"), was $250,000,000 at June 30, 2000. The Company has entered into a total return swap agreement with one of its banks pursuant to which it sold $100,000,000 principal amount of the Conseco Notes. Under the agreement, the Company has an obligation to repurchase the same principal amount of the Conseco Notes upon maturity, which is January 3, 2003, or earlier under certain limited circumstances. The Company has not reduced the carrying amount of the Conseco Notes and has recorded this transaction as a collateralized borrowing in the amount of $100,000,000.

In June 2000, the Company replaced its $100,000,000 unsecured bank credit facility with a new unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. As of June 30, 2000, $100,000,000 was borrowed under this bank credit facility.

As of June 30, 2000, the Company acquired almost 10% of the common stock of FNF,
a  publicly  traded  title  insurance   holding   company,   for   approximately
$89,000,000.

In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. for $27,000,000. The Company recorded a pre-tax gain of approximately $24,600,000 in the six month period ended June 30, 2000, which is reflected in net securities gains. Further consideration of approximately $7,500,000 may be received upon the favorable resolution of certain contingencies.

During the six month period ended June 30, 2000, the Company invested $100,000,000 in the equity of a limited liability company (the "LLC"). The LLC is managed and controlled by a third party investment manager and invests in high yield securities. The Company may redeem its interest in the LLC annually beginning on December 31, 2001, or otherwise in certain specified circumstances. For the six and three month periods ended June 30, 2000, the Company recorded $7,682,000 and $5,225,000, respectively, of income from this investment under the equity method of accounting.

In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of its Common Shares that the Company is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the six month period ended June 30, 2000, the Company repurchased 1,505,000 Common Shares for an aggregate cost of approximately $32,094,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

                              Results of Operations

                  The 2000 Periods Compared to the 1999 Periods

Net earned premium revenues of the Empire Group were $56,174,000 and $85,402,000 for the six month periods ended June 30, 2000 and 1999, respectively, and $28,208,000 and $38,658,000 for the three month periods ended June 30, 2000 and 1999, respectively. While earned premiums declined in almost all lines of business, the most significant reductions were in assigned risk automobile, voluntary private passenger automobile, commercial package policies, homeowners and workers' compensation. As discussed in the 1999 10-K, as a result of poor operating results, the Empire Group is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Empire Group remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Empire Group's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The Empire Group's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.

The Empire Group's loss ratios were as follows:

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                   June 30,
                                                                 ----------------------       --------------------
                                                                    2000      1999             2000        1999
                                                                   -----      ----             ----        ----


                  Loss Ratio:
                     GAAP                                          92.9%      92.4%            92.3%       88.4%
                     SAP                                           92.9%      92.4%            92.3%       88.4%
                  Expense Ratio:
                     GAAP                                          51.2%      37.8%            47.7%       36.4%
                     SAP                                           55.6%      45.3%            44.4%       38.2%
                  Combined Ratio:
                     GAAP                                         144.1%     130.2%           140.0%      124.8%
                     SAP                                          148.5%     137.7%           136.7%      126.6%

The loss ratios for the 2000 periods increased as compared to the 1999 periods due to reserve strengthening recorded for 1999 and prior accident years and outsourcing expenses for claims handling. Although the dollar amount of reserve strengthening was the same for the 2000 periods as compared to the 1999 periods, the reduction in earned premiums in 2000 resulted in higher loss ratios on a percentage basis. The current accident year loss ratios declined from the prior year due to product mix and the expected benefits to be derived from the Empire Group's changes to underwriting and claims handling procedures. Expense ratios for the 2000 periods increased as compared to the 1999 periods due to reduced service fees, higher severance costs and overhead costs which, although lower, have not declined proportionally with premiums.

The Empire Group continued its expense reduction program to more closely align its expenses with its current volume of business. Through June 30, 2000, staff reductions have resulted in the elimination of 150 job positions, representing approximately 29% of the December 31, 1999 workforce. In certain instances, particularly in the claims department, the cost savings from the reductions will be partially offset by increased outsourcing expenses. The Empire Group will continue to examine its overhead costs and additional reductions are likely to occur in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

Manufacturing revenues, gross profit and pre-tax results for this segment increased in the 2000 periods as compared to the 1999 periods, principally due to strong demand and price increases, which offset higher raw material costs. Such product demand reflects the continued strong U.S. economy and includes the introduction of new products in both domestic and international markets.

Finance revenues, which reflect the level and mix of consumer instalment loans, increased due to greater average loans outstanding. Average loans outstanding during the six and three month periods ended June 30, 2000 were $370,904,000 and $402,694,000, respectively, as compared to $194,627,000 and $193,880,000, respectively, during the six and three month periods ended June 30, 1999. This increase was primarily due to the acquisition in 1999 of Tranex Credit Corp. and increased new loan originations. Pre-tax results for the six month period ended June 30, 2000 as compared to the same period in 1999 declined primarily due to an increase in the provision for loan losses for the larger volume of loans outstanding and increased interest and salaries expense, as described below. For the three month period ended June 30, 2000, this decline was offset by increased investment income.

Investment and other income primarily declined in the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999 due to gains recognized in 1999 from the sale of Caja de Ahorro y Seguro S.A., The Sperry and Hutchinson Company, Inc. and Pepsi International Bottlers aggregating $169,063,000, as discussed more fully in the 1999 10-K. Investment and other income also decreased in the 2000 periods as compared to the same periods in 1999 due to a reduction in investment income, resulting primarily from the payment of dividends and debt repurchases in 1999 and reduced investment assets held by the Empire Group, and decreased rent income (due to a smaller base of remaining real estate properties) and gains from sales of real estate properties related to Fidei, partially offset by increased gains from sales of various domestic real estate properties. During the six month period ended June 30, 2000, Fidei sold 16 properties; 72 properties remain at June 30, 2000, all of which are currently being marketed for sale. Investment and other income in 2000 also reflects revenues relating to MK Gold Company, which the Company began consolidating in the fourth quarter of 1999.

Interest expense for the 2000 periods reflects increased customer banking deposits and higher interest rates thereon, partially offset for the six month period by a reduction in interest related to debt repurchases in 1999.

Salaries expense in the 2000 periods reflects an increase in employees, primarily at the banking and lending segment.

The increase in selling, general and other expenses in the 2000 periods as compared to the 1999 periods principally reflects higher provisions for loan losses due to the greater volume of loans outstanding, as described above, and expenses relating to MK Gold Company.

Income tax expense for the six month period ended June 30, 1999 reflects the utilization of capital loss carryforwards.

The number of shares used to calculate basic earnings (loss) per share amounts was 55,728,000 and 60,744,000 for the six month periods ended June 30, 2000 and 1999, respectively, and 55,297,000 and 60,020,000 for the three month periods ended June 30, 2000 and 1999, respectively. The number of shares used to calculate diluted earnings (loss) per share was 55,735,000 and 60,771,000 for the six month periods ended June 30, 2000 and 1999, respectively, and 55,311,000 and 60,020,000 for the three month periods ended June 30, 2000 and 1999, respectively.

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

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote of shareholders at the Company's 2000 Annual Meeting of Shareholders held on May 16, 2000.

          a)   Election of directors.

                                                          Number of  Shares
                                                     --------------------------
                                                        For            Withheld
                                                     ----------        ---------

                    Ian M. Cumming                   48,470,442          44,154
                    Paul M. Dougan                   48,469,447          45,149
                    Lawrence D. Glaubinger           48,470,056          44,540
                    James E. Jordan                  48,470,590          44,006
                    Jesse Clyde Nichols, III         48,470,486          44,110
                    Joseph S. Steinberg              48,470,486          44,110

          b) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2000.

                                For                                48,290,514
                                Against                                31,929
                                Abstentions                           192,153
                                Broker non-votes                          -


Item 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibits.

              10.1 Form of Common Share Purchase Warrant to Subscribe for and Purchase Common Shares of Leucadia National Corporation dated May 16, 2000.

              27     Financial Data Schedule.

           b)  Reports on Form 8-K.

               The Company filed a current report on Form 8-K dated May 26, 2000, which sets forth information under Item 5. Other Events and
               Item 7. Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LEUCADIA NATIONAL CORPORATION
                                                (Registrant)





Date:   August 11,  2000                         By /s/ Barbara L. Lowenthal
                                                 ---------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                                             Exemption
  Number                   Description                               Indication
  ------                   -----------                               ----------

   10.1         Form of Common Share Purchase Warrant
                to Subscribe for and Purchase Common
                Shares of Leucadia National Corporation
                dated May 16, 2000.

   27           Financial Data Schedule.