Form 10-Q
period 2000-09-30
LEUCADIA NATIONAL CORP
filed 2000-11-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

                                 (212) 460 - 1900
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)
                -------------------------------------------------


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 3, 2000:
55,296,728.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
(Dollars in thousands, except par value)

                                                                                                   September 30,        December 31,
                                                                                                        2000                  1999
                                                                                                   -------------         -----------
                                                                                                     (Unaudited)

ASSETS
Investments:
  Available for sale (aggregate cost of $925,983 and $945,227)                                        $   999,619       $   944,667
  Trading securities (aggregate cost of $154,442 and $138,679)                                            150,287           168,285
  Held to maturity (aggregate fair value of $18,279 and $23,983)                                           18,482            24,403
  Other investments, including accrued interest income                                                     28,035            33,138
                                                                                                      -----------       -----------
      Total investments                                                                                 1,196,423         1,170,493
Cash and cash equivalents                                                                                 246,342           296,058
Reinsurance receivables, net                                                                               33,189            38,086
Trade, notes and other receivables, net                                                                   800,247           876,411
Prepaids and other assets                                                                                 440,296           418,447
Property, equipment and leasehold improvements, net                                                       189,521           184,850
Deferred policy acquisition costs                                                                          11,905            11,845
Investments in associated companies                                                                       192,344            74,037
                                                                                                      -----------       -----------

             Total                                                                                    $ 3,110,267       $ 3,070,227
                                                                                                      ===========       ===========

LIABILITIES
Customer banking deposits                                                                             $   481,876       $   329,301
Trade payables and expense accruals                                                                       222,603           292,677
Other liabilities                                                                                          90,076            79,076
Income taxes payable                                                                                      119,298           113,391
Deferred tax liability                                                                                     73,377            30,423
Policy reserves                                                                                           366,722           443,042
Unearned premiums                                                                                          62,558            61,916
Debt, including current maturities                                                                        382,240           483,309
                                                                                                      -----------       -----------
      Total liabilities                                                                                 1,798,750         1,833,135
                                                                                                      -----------       -----------
Minority interest                                                                                          15,578            16,904
                                                                                                      -----------       -----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company                              98,200            98,200
                                                                                                      -----------       -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 55,296,728 and 56,801,728 shares issued and outstanding, after deducting 63,116,263
  and 61,611,263 shares held in treasury                                                                   55,297            56,802
Additional paid-in capital                                                                                 54,340            84,929
Accumulated other comprehensive income (loss)                                                              34,375            (9,578)
Retained earnings                                                                                       1,053,727           989,835
                                                                                                      -----------       -----------
      Total shareholders' equity                                                                        1,197,739         1,121,988
                                                                                                      -----------       -----------

             Total                                                                                    $ 3,110,267       $ 3,070,227
                                                                                                      ===========       ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the periods ended September 30, 2000 and 1999
(In  thousands, except per share amounts)
(Unaudited)

                                                                                      For the Three Month         For the Nine Month
                                                                                       Period Ended                Period Ended
                                                                                       September 30,               September 30,
                                                                                   ----------------------     ----------------------
                                                                                         2000        1999        2000        1999
                                                                                         ----        ----        ----        ----

REVENUES:
   Insurance revenues and commissions                                                $  26,582   $  32,411    $  82,756   $ 117,813
   Manufacturing                                                                        17,434      18,183       52,506      48,520
   Finance                                                                              23,536      12,611       62,678      33,064
   Investment and other income                                                          86,162      66,278      206,081     365,918
   Equity in income (losses) of associated companies                                    14,655       1,160       24,490      (2,430)
   Net securities gains                                                                  5,186         693       38,934       6,433
                                                                                     ---------   ---------    ---------   ---------
                                                                                       173,555     131,336      467,445     569,318
                                                                                     ---------   ---------    ---------   ---------
EXPENSES:
   Provision for insurance losses and policy benefits                                   38,820      31,039       90,482     106,216
   Amortization of deferred policy acquisition costs                                     6,404       7,076       19,419      25,610
   Manufacturing cost of goods sold                                                     11,076      10,493       32,515      29,560
   Interest                                                                             15,368      10,743       43,665      38,649
   Salaries                                                                             14,381      11,190       45,066      32,332
   Selling, general and other expenses                                                  42,778      30,141      134,575     100,996
                                                                                     ---------   ---------    ---------   ---------
                                                                                       128,827     100,682      365,722     333,363
                                                                                     ---------   ---------    ---------   ---------
      Income from continuing operations before income taxes, minority expense
       of trust preferred securities and extraordinary gain (loss)                      44,728      30,654      101,723     235,955
                                                                                     ---------   ---------    ---------   ---------
Income taxes:
  Current                                                                                9,065      (2,121)      22,610      17,933
  Deferred                                                                               5,492       9,949       11,642      28,903
                                                                                     ---------   ---------    ---------   ---------
                                                                                        14,557       7,828       34,252      46,836
                                                                                     ---------   ---------    ---------   ---------
      Income from continuing operations before minority expense
       of trust preferred securities and extraordinary gain (loss)                      30,171      22,826       67,471     189,119
Minority expense of trust preferred securities, net of taxes                             1,380       1,380        4,141       4,141
                                                                                     ---------   ---------    ---------   ---------
      Income from continuing operations before extraordinary gain (loss)                28,791      21,446       63,330     184,978

Income from discontinued operations, net of taxes                                         --        15,582         --        24,201
                                                                                     ---------   ---------    ---------   ---------
      Income before extraordinary gain (loss)                                           28,791      37,028       63,330     209,179
Extraordinary gain (loss) from early extinguishment of debt,
 net of income tax expense (benefit) of $316 and ($1,394)                                 --          --            562      (2,588)
                                                                                     ---------   ---------    ---------   ---------

       Net income                                                                    $  28,791   $  37,028    $  63,892   $ 206,591
                                                                                     =========   =========    =========   =========

Basic earnings (loss) per common share:
   Income from continuing operations before extraordinary gain (loss)                $     .52   $     .36    $    1.14   $    3.08
   Income from discontinued operations                                                    --           .27         --           .40
   Extraordinary gain (loss)                                                              --          --            .01        (.04)
                                                                                     ---------   ---------    ---------   ---------
       Net income                                                                    $     .52   $     .63    $    1.15   $    3.44
                                                                                     =========   =========    =========   =========

Diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary gain (loss)                $     .52   $     .36    $    1.14   $    3.08
   Income from discontinued operations                                                    --           .27         --           .40
   Extraordinary gain (loss)                                                              --          --            .01        (.04)
                                                                                     ---------   ---------    ---------   ---------
       Net income                                                                    $     .52   $     .63    $    1.15   $    3.44
                                                                                     =========   =========    =========   =========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2000 and 1999
(Unaudited)

                                                                                                          2000               1999
                                                                                                          ----               ----
                                                                                                             (In Thousands)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                           $    63,892        $   206,591
Adjustments to reconcile net income to net cash provided by (used for) operations:
 Extraordinary (gain) loss, net of taxes                                                                    (562)             2,588
 Provision for deferred income taxes                                                                      11,642             28,903
 Depreciation and amortization of property, equipment and leasehold improvements                          14,543             11,044
 Other amortization                                                                                       22,706             25,096
 Provision for doubtful accounts                                                                          22,229              8,652
 Net securities (gains)                                                                                  (38,934)            (6,433)
 Equity in (income) losses of associated companies                                                       (24,490)             2,430
 (Gain) on disposal of real estate, property and equipment                                               (53,454)           (39,202)
 (Gain) on sales of PIB, Caja, S&H and Charter                                                              --             (193,820)
 Investments classified as trading, net                                                                  (17,905)           (12,689)
 Deferred policy acquisition costs incurred and deferred                                                 (19,479)           (20,777)
 Net change in:
   Reinsurance receivables                                                                                 4,897              2,392
   Trade, notes and other receivables                                                                     (7,797)            22,176
   Prepaids and other assets                                                                                (860)             7,657
   Net assets of discontinued operations                                                                    --               17,616
   Trade payables and expense accruals                                                                   (41,759)            19,892
   Other liabilities                                                                                       2,122             (6,354)
   Income taxes payable                                                                                    5,907             31,942
   Policy reserves                                                                                       (76,320)           (81,347)
   Unearned premiums                                                                                         642            (20,573)
 Other                                                                                                     5,451              8,133
                                                                                                     -----------        -----------
  Net cash provided by (used for) operating activities                                                  (127,529)            13,917
                                                                                                     -----------        -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate, property, equipment and leasehold improvements                               (63,771)          (109,235)
Proceeds from disposals of real estate, property and equipment                                            97,447            111,348
Proceeds from sales of PIB, Caja, S&H and Charter                                                           --              226,539
Advances on loan receivables                                                                            (285,778)          (181,613)
Principal collections on loan receivables                                                                106,957             73,494
Advances on notes receivables                                                                            (30,586)           (84,912)
Collections on notes receivables                                                                         264,194            167,743
Investments in associated companies                                                                     (108,142)           (25,413)
Distributions from associated companies                                                                   14,642              7,976
Purchases of investments (other than short-term)                                                        (832,882)        (1,447,685)
Proceeds from maturities of investments                                                                   74,487            967,209
Proceeds from sales of investments                                                                       812,544          1,205,972
                                                                                                     -----------        -----------
  Net cash provided by investing activities                                                               49,112            911,423
                                                                                                     -----------        -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings                                                                      (56,608)           (19,798)
Net change in customer banking deposits                                                                  148,408             36,852
Issuance of long-term debt                                                                               100,000               --
Reduction of long-term debt                                                                             (120,899)          (200,321)
Purchase of common shares for treasury                                                                   (32,094)          (115,965)
Dividends paid                                                                                              --             (722,178)
                                                                                                     -----------        -----------
  Net cash provided by (used for) financing activities                                                    38,807         (1,021,410)
                                                                                                     -----------        -----------
Effect of foreign exchange rate changes on cash                                                          (10,106)            (3,398)
                                                                                                     -----------        -----------
  Net (decrease) in cash and cash equivalents                                                            (49,716)           (99,468)
Cash and cash equivalents at January 1,                                                                  296,058            459,690
                                                                                                     -----------        -----------
Cash and cash equivalents at September 30,                                                           $   246,342        $   360,222
                                                                                                     ===========        ===========


            See notes to interim consolidated financial statements.

LEUCADIA  NATIONAL  CORPORATION  AND  SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2000 and 1999
(Unaudited)




                                               Common                         Accumulated
                                               Shares        Additional         Other
                                               $1 Par          Paid-In      Comprehensive      Retained
                                               Value           Capital       Income (Loss)     Earnings         Total
                                             ----------      -----------    --------------     --------         -----
                                                                            (In thousands)

Balance, January 1, 1999                   $   61,985       $  205,227       $     (771)      $1,586,718      $1,853,159
                                                                                                              ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                2,201                            2,201
   Net change in unrealized foreign
    exchange gain (loss)                                                         (1,116)                          (1,116)
   Net income                                                                                    206,591         206,591
                                                                                                              ----------
     Comprehensive income                                                                                        207,676
                                                                                                              ----------
Purchase of stock for treasury                 (4,869)        (114,045)                                         (118,914)
Dividends                                                                                       (722,178)       (722,178)
                                           ----------       ----------       ----------       ----------      ----------

Balance, September 30, 1999                $   57,116       $   91,182       $      314       $1,071,131      $1,219,743
                                           ==========       ==========       ==========       ==========      ==========


Balance, January 1, 2000                   $   56,802       $   84,929       $   (9,578)      $  989,835      $1,121,988
                                                                                                              ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                               52,618                           52,618
   Net change in unrealized foreign
    exchange gain (loss)                                                         (8,665)                          (8,665)
   Net income                                                                                     63,892          63,892
                                                                                                              ----------
     Comprehensive income                                                                                        107,845
                                                                                                              ----------
Purchase of stock for treasury                 (1,505)         (30,589)                                          (32,094)
                                           ----------       ----------       ----------       ----------      ----------

Balance, September 30, 2000                $   55,297       $   54,340       $   34,375       $1,053,727      $1,197,739
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

2. Certain information concerning the Company's segments for the nine and three month periods ended September 30, 2000 and 1999 is as follows (in thousands):

                                                                                            For the                   For the
                                                                                       Three Month Period         Nine Month Period
                                                                                      Ended September 30,        Ended September 30,
                                                                                      --------------------       -------------------
                                                                                        2000          1999        2000       1999
                                                                                        ----          ----        ----       ----

Revenues:
  Property and casualty insurance                                                    $ 37,675     $ 41,622     $113,029    $149,171
  Banking and lending                                                                  28,546       14,320       77,174      37,133
  Foreign real estate                                                                   8,354        6,065       23,793      41,759
  Manufacturing                                                                        17,450       18,184       52,524      48,522
  Other operations (a)                                                                 35,689       24,861       85,998     218,269
                                                                                     --------     --------     --------    --------
    Total revenue for reportable segments                                             127,714      105,052      352,518     494,854
  Equity in associated companies                                                       14,655        1,160       24,490      (2,430)
  Corporate (b)                                                                        31,186       25,124       90,437      76,894
                                                                                     --------     --------     --------    --------

    Total consolidated revenues                                                      $173,555     $131,336     $467,445    $569,318
                                                                                     ========     ========     ========    ========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and extraordinary gain (loss):
  Property and casualty insurance                                                    $(14,167)    $ (4,092)    $(18,687)   $ (7,055)
  Banking and lending                                                                   3,538        4,834        8,192      10,679
  Foreign real estate                                                                   3,342         (466)       6,627      17,159
  Manufacturing                                                                         3,083        4,549        9,982       9,646
  Other operations (a)                                                                 21,675       16,103       43,060     193,891
                                                                                     --------     --------     --------    --------
    Total income from continuing operations before income taxes, minority expense of trust preferred securities and extraordinary
     gain (loss) for reportable segments                                               17,471       20,928       49,174     224,320
  Equity in associated companies                                                       14,655        1,160       24,490      (2,430)
  Corporate (b)                                                                        12,602        8,566       28,059      14,065
                                                                                     --------     --------     --------    --------

    Total consolidated income from continuing operations before income taxes, minority expense of trust preferred securities and
     extraordinary gain (loss)                                                       $ 44,728     $ 30,654     $101,723    $235,955
                                                                                     ========     ========     ========    ========

     (a)  Includes  pre-tax  gains  on  sale of Caja de  Ahorro  y  Seguro  S.A.
          ("Caja") ($120,793,000), The Sperry and Hutchinson Company, Inc. ("S&H") ($18,725,000), Pepsi International Bottlers ("PIB") ($29,545,000) and an equity interest in an associated company ($8,667,000) for the nine month period ended September 30, 1999, as more fully discussed in the 1999 10-K.

     (b) Includes a pre-tax gain of approximately $24,800,000 on the sale of Jordan Telecommunication Products, Inc. for the nine month period ended September 30, 2000.

3. In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. for $27,000,000. The Company recorded a pre-tax gain of approximately $24,800,000 in the nine month period ended September 30, 2000. Further consideration of approximately $7,500,000 may be received upon the favorable resolution of certain contingencies.

4. The Company repurchased 1,505,000 Common Shares for an aggregate cost of approximately $32,094,000 from January 1, 2000 through November 3, 2000. The Company is currently authorized to repurchase an additional 4,495,000 Common Shares, after considering all repurchases through November 3, 2000. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

5. During the nine months ended September 30, 2000, Compagnie Fonciere FIDEI ("Fidei"), the Company's foreign real estate subsidiary, repurchased approximately $10,200,000 (approximately 10,700,000 Euros) principal amount of its Euro denominated debt and recognized an extraordinary gain on its extinguishment of $562,000, net of taxes.

6. In June 2000, the Company replaced its $100,000,000 unsecured bank credit facility with a new unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. As of September 30, 2000, no amounts were outstanding under this bank credit facility.

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

8. At December 31, 1999, the Company had outstanding promissory notes from Conseco, Inc. (which were fully collateralized by non-cancelable letters of credit) in the principal amount of $250,000,000 (the "Conseco Notes"). During the third quarter of 2000, the Company received a notice that the letters of credit would not be renewed for an additional one year period. As a result, the Company exercised its rights under the existing letters of credit and received funds to repay the entire principal amount and accrued interest then outstanding. In addition, the Company received $7,500,000 directly from Conseco, Inc., which constituted a prepayment penalty due under the terms of the Conseco Notes. The prepayment penalty has been recorded as other income for the nine and three month periods ended September 30, 2000. Approximately $100,000,000 of the proceeds received were used to terminate a total return swap agreement the Company had entered into with one of its banks which had been accounted for as a collateralized borrowing.

9. During the third quarter of 2000, the Company received approximately $7,700,000 upon the sale of one of its corporate owned aircraft and recorded a pre-tax gain of $7,700,000.

10. Net unrealized gains (losses) on investments were $50,063,000 and ($2,555,000) at September 30, 2000 and December 31, 1999, respectively. Net unrealized foreign exchange losses were $15,688,000 and $7,023,000 at September 30, 2000 and December 31, 1999, respectively. The increase in the unrealized gains (losses) on investments primarily related to the Company's interest in the common stock of Fidelity National Financial, Inc. ("FNF").

11. Results of discontinued operations include revenues of $13,561,000 and income before income taxes of $13,282,000 for the nine month period ended September 30, 1999. Results for the nine month period ended September 30,
     1999  include  the   recognition   of  a  pre-tax  gain  of   approximately
     $10,300,000, as a result of the partial conversion to assumption reinsurance of a prior reinsurance transaction for which the gain was previously deferred.

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

12. Earnings (loss) per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 55,599,000 and 60,098,000 for the nine month periods ended September 30, 2000 and 1999, respectively, and 55,297,000 and 58,865,000 for the three month periods ended September 30, 2000 and 1999, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 55,635,000 and 60,117,000 for the nine month periods ended September 30, 2000 and 1999, respectively, and 55,390,000 and 58,865,000 for the three month periods ended September 30, 2000 and 1999, respectively.

13. Cash paid for interest and income taxes (net of refunds) was $43,858,000 and $14,474,000, respectively, for the nine month period ended September 30, 2000 and $44,134,000 and ($15,280,000), respectively, for the nine month period ended September 30, 1999.

14. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company has reviewed the impact of the implementation of SFAS 133, and does not expect it to have a material effect on the Company's financial position or results of operations.

15. In October 2000, the Company entered into a subscription agreement to purchase $75,000,000 of a new issue of convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"), representing approximately 18% of the preference shares. This investment is subject to the closing of an acquisition by WMIG of CGU Corporation, the U.S. property and casualty operations of CGNU plc. There can be no assurance that this transaction ultimately will be consummated.

16. In November 2000, the Company entered into a letter agreement with The FINOVA Group Inc. ("Finova") pursuant to which the Company would invest up to $350 million in Finova. The agreement is subject to reaching a mutually satisfactory arrangement with Finova's bank group and certain other customary conditions, including regulatory approvals. The agreement provides for the purchase of Finova securities for $250 million, consisting of 10 million shares of a 14% Payment in Kind Convertible Preferred Stock ("PIK Convertible Preferred"), which are convertible into 100 million shares of Finova common stock and a warrant to purchase up to 20% of the outstanding common stock of Finova, subject to anti-dilution adjustments. The warrant will have an exercise price of $125 million. The agreement also provides that the Company will act as a standby purchaser for $100 million of additional PIK Convertible Preferred, which will be offered to existing shareholders in a $150 million rights offering promptly following consummation of the Company's investment. Upon consummation of the investment, the Company would have the right to appoint a majority of the Finova Board of Directors. There can be no assurance that this transaction ultimately will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10-K.

                         Liquidity and Capital Resources

During each of the nine month periods ended September 30, 2000 and 1999, the Company operated profitably. For the nine month period ended September 30, 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group. For the nine month period ended September 30, 1999, net cash was provided by operations.

As of September 30, 2000, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries and the Company's investment in FNF, totaled $348,000,000. Additional sources of liquidity as of September 30, 2000 include $154,400,000 of cash and marketable securities collateralizing letters of credit and $112,500,000 of cash, cash equivalents and marketable securities held by Fidei.

At December 31, 1999, the Company had outstanding promissory notes from Conseco, Inc. (which were fully collateralized by non-cancelable letters of credit) in the principal amount of $250,000,000 (the "Conseco Notes"). During the third quarter of 2000, the Company received a notice that the letters of credit would not be renewed for an additional one year period. As a result, the Company exercised its rights under the existing letters of credit and received funds to repay the entire principal amount and accrued interest then outstanding. In addition, the Company received $7,500,000 directly from Conseco, Inc., which constituted a prepayment penalty due under the terms of the Conseco Notes. Approximately $100,000,000 of the proceeds received were used to terminate a total return swap agreement the Company had entered into with one of its banks which had been accounted for as a collateralized borrowing.

In June 2000, the Company replaced its $100,000,000 unsecured bank credit facility with a new unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. As of September 30, 2000, no amounts were outstanding under this bank credit facility.

At September 30, 2000, the Company had a 9.6% interest in the common stock of FNF, a publicly traded title insurance holding company, with a cost of approximately $86,400,000, substantially all of which was acquired during 2000. At September 30, 2000, the investment in FNF had a market value of $159,400,000.

In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. for $27,000,000. The Company recorded a pre-tax gain of approximately $24,800,000 in the nine month period ended September 30, 2000, which is reflected in net securities gains. Further consideration of approximately $7,500,000 may be received upon the favorable resolution of certain contingencies.

During the nine month period ended September 30, 2000, the Company invested $100,000,000 in the equity of a limited liability company (the "LLC"). The LLC, which is a registered broker-dealer managed and controlled by a third party investment manager, invests in high yield securities. The Company may redeem its interest in the LLC annually beginning on December 31, 2001, or otherwise in certain specified circumstances. For the nine and three month periods ended September 30, 2000, the Company recorded $13,217,000 and $5,535,000, respectively, of income from this investment under the equity method of accounting.

During the third quarter of 2000, the Company received approximately $7,700,000 upon the sale of one of its corporate owned aircraft and recorded a pre-tax gain of $7,700,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of its Common Shares that the Company is authorized to purchase. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the nine month period ended September 30, 2000, the Company repurchased 1,505,000 Common Shares for an aggregate cost of approximately $32,094,000.

In October 2000, the Company entered into a subscription agreement to purchase $75,000,000 of a new issue of convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"), representing approximately 18% of the preference shares. This investment is subject to the closing of an acquisition by WMIG of CGU Corporation, the U.S. property and casualty operations of CGNU plc. There can be no assurance that this transaction ultimately will be consummated.

In November 2000, the Company entered into a letter agreement with The FINOVA Group Inc. ("Finova") pursuant to which the Company would invest up to $350 million in Finova. The agreement is subject to reaching a mutually satisfactory arrangement with Finova's bank group and certain other customary conditions, including regulatory approvals. The agreement provides for the purchase of Finova securities for $250 million, consisting of 10 million shares of a 14% Payment in Kind Convertible Preferred Stock ("PIK Convertible Preferred"), which are convertible into 100 million shares of Finova common stock and a warrant to purchase up to 20% of the outstanding common stock of Finova, subject to anti-dilution adjustments. The warrant will have an exercise price of $125 million. The agreement also provides that the Company will act as a standby purchaser for $100 million of additional PIK Convertible Preferred, which will be offered to existing shareholders in a $150 million rights offering promptly following consummation of the Company's investment. Upon consummation of the investment, the Company would have the right to appoint a majority of the Finova Board of Directors. There can be no assurance that this transaction ultimately will be consummated.

                              Results of Operations

                  The 2000 Periods Compared to the 1999 Periods

Net earned premium revenues of the Empire Group were $82,756,000 and $117,813,000 for the nine month periods ended September 30, 2000 and 1999, respectively, and $26,582,000 and $32,411,000 for the three month periods ended September 30, 2000 and 1999, respectively. While earned premiums declined in almost all lines of business, the most significant reductions were in assigned risk automobile, voluntary private passenger automobile, commercial package policies, homeowners and workers' compensation. As discussed in the 1999 10-K, as a result of poor operating results, the Empire Group is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Empire Group remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Empire Group's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The Empire Group's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

The Empire Group's loss ratios were as follows:

                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                           -----------------            ----------------
                                                            2000       1999             2000        1999
                                                            ----       ----             ----        ----

                 Loss Ratio:
                    GAAP                                    146.1%     95.9%           109.6%      90.4%
                    SAP                                     146.1%     95.9%           109.6%      90.4%
                 Expense Ratio:
                    GAAP                                     49.0%     40.2%            48.1%      37.5%
                    SAP                                      51.7%     48.3%            46.4%      40.7%
                 Combined Ratio:
                    GAAP                                    195.1%    136.1%           157.7%     127.9%
                    SAP                                     197.8%    144.2%           156.0%     131.1%


During the three months ended September 30, 2000, the Empire Group updated its actuarial estimates and strengthened reserves by approximately $13,000,000. The increase primarily resulted from adverse development for accident years 1997 to 1999 in the assigned risk automobile and voluntary private passenger automobile lines, and an increase for estimated loss adjustment expenses. Claim files were reviewed and settlements were accelerated, due to efforts by both in house claim personnel and recently employed third party claim servicers. The Empire Group is outsourcing claim handling functions for lines of business it is discontinuing (commercial and personal assigned risk automobile), as well as reducing the level of claims handled in house to better match current premium volumes. The Empire Group reestimated its total liability for loss adjustment expenses based on the substantial increase in claims handled by third parties during the third quarter and concluded an increase was needed.

Expense ratios for the 2000 periods increased as compared to the 1999 periods due to reduced service fees, higher severance costs and overhead costs which, although lower, have not declined proportionally with premiums. This high overhead cost structure, which must be further reduced, and the continued decline in premiums and higher than expected loss ratios in certain business lines, is requiring management to reevaluate which lines of business it can profitably pursue. This evaluation is expected to be completed in the fourth quarter of 2000.

Manufacturing revenues, gross profit and pre-tax results for this segment increased in the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999, principally due to strong demand and price increases, which offset higher raw material costs. However, for the three month period ended September 30, 2000, results declined as compared to the same period in 1999 reflecting higher raw material costs and a reduction in sales in certain market segments.

Finance revenues, which reflect the level and mix of consumer instalment loans, increased due to greater average loans outstanding. Average loans outstanding during the nine and three month periods ended September 30, 2000 were $396,187,000 and $463,841,000, respectively, as compared to $210,732,000 and
$261,435,000, respectively, during the nine and three month periods ended September 30, 1999. This increase was primarily due to the acquisition in 1999 of Tranex Credit Corp. and increased new loan originations. Pre-tax results for the nine month period ended September 30, 2000 as compared to the same period in 1999 declined primarily due to an increase in the provision for loan losses, higher interest rates on customer banking deposits and higher salaries expense. The higher loan losses primarily resulted from the Tranex portfolio, a larger amount of loans outstanding that are reaching the age of peak losses, generally twelve to eighteen months after origination, and an increase in new loan originations. Salaries expense as a percentage of outstandings has increased as the Company has yet to fully integrate the Tranex operations acquired last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

Investment and other income declined in the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999 primarily due to gains recognized in 1999 from the sale of Caja de Ahorro y Seguro S.A., The Sperry and Hutchinson Company, Inc., Pepsi International Bottlers and an equity interest in an associated company aggregating $177,730,000, as discussed more fully in the 1999 10-K. Investment and other income also decreased in the 2000 periods as compared to the same periods in 1999 due to a reduction in investment income, resulting primarily from the payment of dividends and debt repurchases in 1999 and reduced investment assets held by the Empire Group, and decreased rent income (due to a smaller base of remaining real estate properties) and decreased gains from sales of real estate properties related to Fidei. This decrease was partially offset by increased gains from sales and foreclosures of various domestic real estate properties, the prepayment penalty related to the Conseco Notes and revenues relating to MK Gold Company, which the Company began consolidating in the fourth quarter of 1999. During the nine month period ended September 30, 2000, Fidei sold 23 properties; 65 properties remain at September 30, 2000, all of which are currently being marketed for sale. The increase in investment and other income in the three month period ended September 30, 2000 as compared to the three month period ended September 30, 1999 principally reflects increased gains from sales and foreclosures of various real estate properties, the prepayment penalty related to the Conseco Notes and revenues relating to MK Gold, partially offset by a gain on sale of an equity interest in an associated company in the third quarter of 1999.

Interest expense for the 2000 periods reflects increased customer banking deposits and higher interest rates thereon, partially offset for the nine month period ended September 30, 2000 by a reduction in interest related to debt repurchases in 1999.

Salaries expense in the 2000 periods reflects an increase in employees, primarily at the banking and lending segment.

The increase in selling, general and other expenses in the 2000 periods as compared to the 1999 periods principally reflects higher provisions for loan losses, as described above, and expenses relating to MK Gold Company.

Income taxes for the nine month period ended September 30, 1999 reflects a benefit of approximately $33,300,000 from the utilization of capital loss carryforwards which had previously been fully reserved. Income taxes for the 1999 periods reflect a benefit of approximately $3,400,000 for a change in the Company's estimated 1998 federal income tax liability and the favorable resolution of certain federal income tax contingencies.

The number of shares used to calculate basic earnings (loss) per share amounts was 55,599,000 and 60,098,000 for the nine month periods ended September 30, 2000 and 1999, respectively, and 55,297,000 and 58,865,000 for the three month periods ended September 30, 2000 and 1999, respectively. The number of shares used to calculate diluted earnings (loss) per share was 55,635,000 and 60,117,000 for the nine month periods ended September 30, 2000 and 1999, respectively, and 55,390,000 and 58,865,000 for the three month periods ended September 30, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued


Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, adverse environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's Spanish mining rights and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.

        a)  Exhibits.

            27    Financial Data Schedule.

        b)  Reports on Form 8-K.

            The Company filed a current report on Form 8-K dated July 18, 2000, which sets forth information under Item 5. Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LEUCADIA NATIONAL CORPORATION
                                           (Registrant)





Date:   November 14,  2000                  By /s/ Barbara L. Lowenthal
                                            ---------------------------
                                            Barbara L. Lowenthal
                                            Vice President and Comptroller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                                           Exemption
  Number                           Description                      Indication
  ------                           -----------                     ------------


    27                        Financial Data Schedule.