Form 10-K/A
period 1999-12-31
LEUCADIA NATIONAL CORP
filed 2000-12-08
CIK 96223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                               ------------------


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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
----------------------------------------   -------------------------------------
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


NY2:\990949\01\L8MD01!.DOC\76830.0146

                                EXPLANATORY NOTE

           This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 1999:


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------      -----------------------------------------------------------------

(a)(1)(2)       Financial Statements and Schedules.
               Report of Independent Accountants................................................................    F-1
               Financial Statements:
                  Consolidated Balance Sheets at December 31, 1999 and 1998.....................................    F-2
                  Consolidated Statements of Income for the years ended December 31, 1999,
                     1998 and 1997..............................................................................    F-3
                  Consolidated Statements of Cash Flows for the years ended December 31, 1999,
                     1998 and 1997..............................................................................    F-4
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended
                     December 31, 1999, 1998 and 1997...........................................................    F-6
                  Notes to Consolidated Financial Statements....................................................    F-7

               Financial Statement Schedule:

                  Schedule V - Valuation and Qualifying Accounts................................................    F-32

            (3)   Executive Compensation Plans and Arrangements.
                  ----------------------------------------------

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

         10.3 Operating Agreement of The Jordan Company LLC, dated as of July 23, 1998 (filed as Exhibit 10.3 to the 1998 10-K).*



----------------------------------
* Incorporated by reference.
** Previously filed.
*** Filed herewith.

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

         10.13 Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the 1997 Proxy Statement).*

         10.14 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the 1998 10-K).*


----------------------------------
* Incorporated by reference.
** Previously filed.
*** Filed herewith.

         10.15 Trust Agreement dated August 14, 1998 between the Company for the benefit of its shareholders as of August 25, 1998 and Joseph A. Orlando, as Trustee (filed as Exhibit 10.15 to the 1998 10-K).*

         10.16    Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated as of December 30, 1999.**

         10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000.**

         21       Subsidiaries of the registrant.**

         23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form
                  S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682)
                  and Form S-8 (File No. 33-61718).***

         27       Financial Data Schedule.**















----------------------------------
* Incorporated by reference.
** Previously filed.
*** Filed herewith.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LEUCADIA NATIONAL CORPORATION

December 8, 2000                           By: /s/ Barbara L. Lowenthal
                                               ----------------------------
                                               Barbara L. Lowenthal
                                               Vice President and
                                               Comptroller

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


--------------------------------
* Incorporated by reference.

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

10.14 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the 1998 10-K).*

10.15 Trust Agreement dated August 14, 1998 between the Company for the benefit of its shareholders as of August 25, 1998 and Joseph A. Orlando, as Trustee (filed as Exhibit 10.15 to the 1998 10-K).*

10.16 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated as of December 30, 1999.**

10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000.**

21       Subsidiaries of the registrant.**

23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3
         (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277), Form S-8
         (File No. 33-61682) and Form S-8 (File No. 33-61718).***

27       Financial Data Schedule.**






--------------------------------
* Incorporated by reference.
** Previously filed.
*** Filed herewith.