Form 10-K405
period 2000-12-31
LEUCADIA NATIONAL CORP
filed 2001-03-29
CIK 96223

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                               ------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
         ___________
                         Commission file number: 1-5721

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

                                                        Name of Each Exchange
             Title of Each Class                         on Which Registered
--------------------------------------------------------------------------------
COMMON SHARES, PAR VALUE $1 PER SHARE                  NEW YORK STOCK EXCHANGE
                                                       PACIFIC STOCK EXCHANGE

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 19, 2001 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $1,141,411,973.

On March 19, 2001, the registrant had outstanding 55,296,728 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.
================================================================================


NY2:\1001884\14\76830.0246

                                     PART I


Item 1.    Business.
------     --------


                                   THE COMPANY


       The Company is a diversified financial services holding company engaged through its subsidiaries in a variety of businesses, including commercial and personal lines of property and casualty insurance, banking and lending, manufacturing, winery operations, real estate activities and precious metals mining. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value.

       Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,204,200,000 at December 31, 2000, equal to a book value per common share of the Company (a "Common Share") of negative $.11 at December 31, 1978 and $21.78 at December 31, 2000. The December 31, 2000 shareholders' equity and book value per share amounts have been reduced by the $811,900,000 cash dividend (the "Dividend") paid in 1999.

       In February 2001, the Company, Berkshire Hathaway Inc., and Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway, announced a commitment to lend $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. FINOVA will pay certain fees to Berkadia in connection with this commitment, including a $60,000,000 commitment fee that was paid at the time of execution. The commitment is subject to, among other things, Berkadia's satisfaction with the restructuring plan for the FINOVA companies, and bankruptcy court and necessary creditor approvals. In connection with the commitment, the Company entered into a ten-year management agreement with FINOVA. For additional information concerning this possible transaction and the management agreement, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

       In October 2000, the Company agreed to invest $75,000,000 in a new issue of convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"), that is expected to represent approximately 4% of WMIG on an as converted basis. This investment is subject to the closing of an acquisition by WMIG of CGU Corporation, the U.S. property and casualty operations of CGNU plc, which, although subject to certain contingencies, currently is expected to occur during 2001. WMIG is a Bermuda-domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance.

       Primarily during 2000, the Company invested an aggregate of $89,000,000 in the common stock of Fidelity National Financial, Inc. ("FNF"), a publicly traded title insurance holding company. The Company sold its investment in FNF common stock for $179,900,000, resulting in a pre-tax gain of $90,900,000 primarily in the fourth quarter of 2000.

       In January 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. ("JTP") for $27,300,000. The Company recorded a pre-tax gain of $24,800,000 in the year ended December 31, 2000. Further consideration of approximately $7,500,000 may be received in the future upon the favorable resolution of certain contingencies.

       During 2000, the Company invested $100,000,000 in the equity of a limited liability company, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), that is a registered broker-dealer. JPOF II is managed and controlled by Jefferies &

Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the year ended December 31, 2000, the Company recorded $17,300,000 of pre-tax income from this investment under the equity method of accounting.

       At December 31, 1999, the Company had outstanding promissory notes from Conseco, Inc. in the principal amount of $250,000,000. During the third quarter of 2000, the entire principal amount and accrued interest then outstanding on these notes was repaid. In addition, the Company received $7,500,000 directly from Conseco, which constituted a prepayment penalty due under the terms of these notes.

       In June 2000, the Company replaced its $100,000,000 unsecured bank credit facility with a new unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. At December 31, 2000, no amounts were outstanding under this bank credit facility.

       The Company's insurance operations consist of commercial and personal property and casualty insurance primarily conducted through Empire Insurance Company ("Empire"), Allcity Insurance Company ("Allcity") and Centurion Insurance Company ("Centurion"). The Company's insurance operations have a diversified investment portfolio of securities, of which 71% are issued or guaranteed by the U.S. Treasury or by U.S. governmental agencies or are rated "investment grade" by Moody's Investors Service Inc. ("Moody's") and/or Standard & Poor's Corporation ("S&P").

       The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company's principal lending activities consist of providing collateralized personal automobile loans to individuals with poor credit histories.

       The Company's manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products.

       The Company's foreign real estate operations are conducted through Compagnie Fonciere FIDEI ("Fidei"), a French company whose bonds are listed on the Paris Stock Exchange. The Company's domestic real estate operations consist of office buildings, residential land development projects and other unimproved land, all in various stages of development and available for sale.

       The Company's winery operations consist of its 90% interest in Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. These wineries produce and sell super-ultra-premium wines.

       The Company's precious metals mining operations consist of its 72.9% interest in MK Gold Company ("MK Gold").

       As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. These reportable segments are: property and casualty insurance, banking and lending, foreign real estate, manufacturing and other operations. Property and casualty insurance operations have historically provided commercial and personal lines of insurance in the New York metropolitan area. Banking and lending operations principally make collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans are primarily funded by deposits insured by the FDIC. Foreign real estate consists of the operations of Fidei in France. Manufacturing operations manufacture and market proprietary plastic netting used for a variety of purposes. Other operations primarily consist of domestic real estate activities, winery operations and precious metals mining operations. Associated companies primarily include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. The information in the following table for Corporate assets primarily consists of investments, notes receivable from the sale of certain businesses and cash and cash equivalents. Corporate revenues listed below primarily consist of investment income and securities gains and losses on Corporate assets. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. In addition to the Company's foreign real estate operations, the Company has an interest, through MK Gold, in exploration and mining rights in Spain. The Company does not have any other material foreign operations and investments.

       Certain information concerning the Company's segments for 2000, 1999 and 1998 is presented in the following table.

                                                                      2000             1999               1998
                                                                      ----             ----               ----
                                                                                  (In millions)
REVENUES:
    Property and Casualty Insurance                                    $144.5            $185.3           $299.8
    Banking and Lending                                                 108.8              59.0             46.0
    Foreign Real Estate                                                  49.2              65.0             11.0
    Manufacturing                                                        65.1              64.0             56.6
    Other Operations (a)                                                127.1             238.4             58.9
                                                                       ------            ------           ------
       Total revenue for reportable segments                            494.7             611.7            472.3
    Equity in Associated Companies                                       29.3              (2.9)            23.3
    Corporate (b)                                                       191.5              97.8             34.9
                                                                       ------            ------           ------
       Total consolidated revenues                                     $715.5            $706.6           $530.5
                                                                       ======            ======           ======

                                                                                                            (continued)







                                                                        2000             1999               1998
                                                                        ----             ----               ----
                                                                                     (In millions)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES, MINORITY EXPENSE OF TRUST
PREFERRED SECURITIES AND EXTRAORDINARY GAIN (LOSS):
    Property and Casualty Insurance                                  $  (59.4)         $  (22.4)        $   (7.9)
    Banking and Lending                                                  11.0              12.7             13.9
    Foreign Real Estate                                                  22.9              31.8              1.2
    Manufacturing                                                        11.3              11.9             10.1
    Other Operations (a)                                                 63.4             198.9             21.6
                                                                     --------          --------         --------
       Total income (loss) from continuing
        operations before income taxes, minority
        expense of trust preferred securities
        and extraordinary gain (loss) for reportable segments            49.2             232.9             38.9
    Equity in Associated Companies                                       29.3              (2.9)            23.3
    Corporate (b)                                                       114.8              13.5            (32.8)
                                                                     --------          --------         ---------
       Total consolidated income (loss) from continuing
        operations before income taxes, minority expense of
        trust preferred securities and extraordinary gain (loss)     $  193.3          $  243.5         $   29.4
                                                                     ========          ========         ========
IDENTIFIABLE ASSETS EMPLOYED:
    Property and Casualty Insurance                                  $  643.4          $  803.9         $  990.1
    Banking and Lending                                                 664.1             467.1            269.3
    Foreign Real Estate                                                 254.7             276.7            365.1
    Manufacturing                                                        63.4              42.9             41.8
    Other Operations                                                    380.1             416.5            308.5
                                                                     --------          --------         --------
       Total assets of reportable segments                            2,005.7           2,007.1          1,974.8
    Investments in Associated Companies                                 192.5              74.0            172.4
    Net Assets of Discontinued Operations                                 -                 -               45.0
    Corporate                                                           945.4             989.1          1,766.8
                                                                     --------          --------         --------
       Total consolidated assets                                     $3,143.6          $3,070.2         $3,959.0
                                                                     ========          ========         ========

----------
(a) For 1999, includes pre-tax gains on sale of Caja de Ahorro y Seguro S.A. ("Caja"), The Sperry & Hutchinson Company, Inc. and its Russian joint venture with PepsiCo, Inc. ("PIB"), as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

(b) For 2000, includes pre-tax securities gains on sale of FNF and JTP, and for 1998, includes pre-tax securities losses relating to the writedown of investments in Russian and Polish securities, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

     At December 31, 2000, the Company and its consolidated subsidiaries had 1,383 full-time employees.

                         PROPERTY AND CASUALTY INSURANCE


General

       The Company's principal property and casualty insurance operations are conducted through the Empire Group, which consists of Empire, Allcity and Centurion. During the past several years, the Empire Group has experienced poor underwriting results and adverse reserve development in all of its lines of business. The Empire Group has responded to these developments by raising premium rates and reducing the volume of unprofitable business, while at the same time attempting to reduce its overhead.

       Effective January 1, 2000, all assigned risk policy renewal obligations were assigned to another insurance company. In 1999, a determination was made not to accept any applications for new private passenger automobile business from certain agents with the highest loss ratios. During the fourth quarter of 2000, this determination was extended to include the entire agency force. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If this book of business is not sold, it is expected that the Empire Group will continue to issue renewal policies over the next several years as required by applicable insurance law. The Empire Group also announced that all statutory automobile policies (public livery vehicles) would be non-renewed effective March 1, 2001 due to poor underwriting results.

       On March 1, 2001, the Empire Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies in any lines of business and that it filed plans of orderly withdrawal with the New York Insurance Department as required. Existing commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Empire Group's renewal rights (the "Tower Agreement"). Under the Tower Agreement, Tower will buy the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies. The closing of the transaction is subject to the approval of the New York Insurance Department.

       Certain of the lines of business included in the agreement with Tower historically had acceptable loss ratios. However, despite repeated attempts, the Empire Group has not been able to reduce its expenses sufficiently to be profitable with its reduced volume of business. This has been due in part to information systems and a personnel infrastructure built to service multiple lines of property and casualty business, where the costs are more fixed than variable in nature, and a high cost agency distribution channel. An additional investment of both capital and management would have been required to attempt to reduce the Empire Group's cost structure to a level commensurate with its book of business. In weighing the potential returns against the risks inherent in that strategy, the Empire Group determined not to make the investment.

       The Empire Group is currently exploring its options for the future. Assuming the Tower Agreement is consummated, the Empire Group will only have renewal obligations for remaining personal lines insurance (primarily automobile) not replaced by Tower, the remaining policy term of all existing policies and a claim run-off operation. The Empire Group may commence new property and casualty insurance operations if a new business model with an acceptable expense structure can be developed, enter into a joint venture with another property and casualty insurance operation, explore entering the claim services business or commence a liquidation. There may be other options that the Company will explore, but no assurance can be given at this time as to what the ultimate plan will be.

       The Empire Group is rated "B+" (very good) by A.M. Best Company ("Best") and rated "BB-" (marginal) by S&P. Should the Empire Group decide to commence new property and casualty insurance operations or enter into an insurance joint venture, its existing ratings may affect its ability to pursue its plans. As with all ratings, Best and S&P ratings are subject to change at any time.

       For the years ended December 31, 2000, 1999 and 1998, net earned premiums for the Empire Group were $108,500,000, $145,200,000 and $228,600,000, respectively. During the year ended December 31, 2000, 4% of net earned premiums of the Empire Group were derived from assigned risk business, 22% from commercial automobile lines, 39% from other commercial lines and 35% from personal lines. Substantially all of the Empire Group's policies are written in New York for a one-year period. The Empire Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. The Empire Group is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey.

       On a quarterly basis, the Empire Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Empire Group's results for 2000 was $53,000,000 related to losses and loss adjustment expenses ("LAE") from prior accident years. The Empire Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate.

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

                                           Year Ended December 31,
                                  ----------------------------------------
                                   2000              1999             1998
                                   ----              ----             ----
Loss Ratio:
      GAAP                        138.8%             98.5%           102.6%
      SAP                         138.8%             98.5%           102.6%
      Industry (SAP) (a)             N/A             78.8%            76.5%

Expense Ratio:
      GAAP                         48.4%             39.9%            26.7%
      SAP                          50.6%             44.8%            31.4%
      Industry (SAP) (a)             N/A             29.3%            29.5%

Combined Ratio (b):
      GAAP                        187.2%            138.4%           129.3%
      SAP                         189.4%            143.3%           134.0%
      Industry (SAP) (a)             N/A            108.1%           106.0%

----------
(a) Source: Best's Aggregates & Averages, Property/Casualty, 2000 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

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

Losses and Loss Adjustment Expenses

       Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and LAE are determined using case-basis evaluations, statistical analyses and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings.

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

       In the following table, the liability for losses and LAE of the Empire Group is reconciled for each of the three years ended December 31, 2000. Included therein are current year data and prior year development.

                   RECONCILIATION OF LIABILITY FOR LOSSES AND
                            LOSS ADJUSTMENT EXPENSES

                                                                          2000             1999            1998
                                                                          ----             ----            ----
                                                                                      (In thousands)
Net SAP liability for losses and LAE at
 beginning of year                                                      $381,550        $469,318         $487,116
                                                                        --------        --------         --------

Provision for losses and LAE for claims
 occurring in the current year                                            97,089         124,172          191,482
Increase in estimated losses and LAE for
 claims occurring in prior years                                          52,977          18,255           42,290
                                                                        --------        --------         --------
Total incurred losses and LAE                                            150,066         142,427          233,772
                                                                        --------        --------         --------

Losses and LAE payments for claims occurring during:
     Current year                                                         31,023          41,955           64,739
     Prior years                                                         177,607         188,240          186,831
                                                                        --------        --------         --------
                                                                         208,630         230,195          251,570
                                                                        --------        --------         --------

Net SAP liability for losses and LAE
 at end of year                                                          322,986         381,550          469,318

Reinsurance recoverable                                                   42,972          61,492           72,956
                                                                        --------        --------         --------

Liability for losses and LAE at end of year as reported in
 financial statements (GAAP)                                            $365,958        $443,042         $542,274
                                                                        ========        ========         ========

       The following table presents the development of balance sheet liabilities from 1990 through 2000 for the Empire Group. The liability line at the top of the table indicates the estimated liability for unpaid losses and LAE recorded as of the dates indicated. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

       The "cumulative deficiency" represents the aggregate change in the estimates over all prior years. For example, the initial 1990 liability estimate indicated on the table of $251,401,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 2000 of $282,476,000 or a deficiency of $31,075,000. If the re-estimated liability were less than the liability initially established, a cumulative redundancy would be indicated.

       In evaluating this information, it should be noted that each amount shown for "cumulative deficiency" includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1994, but incurred in 1990, will be included in the cumulative deficiency amount for 1990, 1991, 1992 and 1993. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

       For further discussion of the Empire Group's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                               Year Ended December 31,
                  ------------------------------------------------------------------------------
                     1990       1991       1992      1993       1994        1995        1996
                     ----       ----       ----      ----       ----        ----        ----
                                                  (In thousands)
Liability for
  Unpaid
  Losses and Loss
  Adjustment
  Expenses         $ 251,401 $ 280,679 $ 322,516   $ 353,917  $ 406,695   $ 476,692  $ 481,138

Liability
  Re-estimated
  as of:
One Year Later     $ 249,492 $ 280,020 $ 321,954   $ 344,156  $ 441,165   $ 504,875  $ 508,165
Two Years Later      245,141   277,866   324,262     374,158    467,659     537,372    546,724
Three Years Later    243,849   284,052   345,576     394,418    500,286     577,266    599,015
Four Years Later     247,314   296,484   361,903     415,251    534,014     609,425    617,755
Five Years Later     255,045   306,094   377,097     442,696    556,072     613,371
Six Years Later      260,031   316,887   395,291     459,573    555,215
Seven Years Later    265,525   330,866   406,188     458,872
Eight Years Later    277,626   337,660   405,068
Nine Years Later     281,995   336,883
Ten Years Later      282,476

Cumulative
  Deficiency       $ (31,075) $(56,204) $(82,552)  $(104,955) $(148,520)  $(136,679) $(136,617)
                   =========  ========   =======   =========  =========   =========  =========

Cumulative Amount
  of Liability
  Paid Through:
One Year Later     $  78,954  $ 89,559 $ 113,226   $ 116,986  $ 152,904   $ 202,334  $ 189,308
Two Years Later      126,908   150,043   182,250     199,214    270,020     318,693    314,755
Three Years Later    167,330   197,848   239,092     272,513    353,649     407,833    410,631
Four Years Later     196,099   233,244   285,880     326,637    415,919     472,384    490,591
Five Years Later     216,749   259,946   320,044     363,873    456,410     521,689
Six Years Later      231,892   279,682   341,636     390,027    488,197
Seven Years Later    242,275   293,860   357,735     410,323
Eight Years Later    253,104   304,610   370,559
Nine Years Later     260,340   312,924
Ten Years Later      266,193

Net Liability -
  End of Year                                      $ 353,917  $ 406,695  $  476,692  $ 481,138
Reinsurance                                           37,912     44,747      40,730     51,181
                                                   ---------  ---------  ----------  ---------
Gross Liability -
  End of Year                                      $ 391,829  $ 451,442   $ 517,422  $ 532,319
                                                   =========  =========   =========  =========
Net Re-estimated
  Liability - Latest                               $ 458,872  $ 555,215   $ 613,371  $ 617,755
Re-estimated
 Reinsurance - Latest                                 71,030     72,657      71,479     77,151
                                                   ---------  ---------   ---------  ---------
Gross Re-estimated
  Liability - Latest                               $ 529,902  $ 627,872   $ 684,850  $ 694,906
                                                   =========  =========   =========  =========
Gross Cumulative
  Deficiency                                       $(138,073) $(176,430)  $(167,428) $(162,587)
                                                   =========  =========   =========  =========
Table continued....

                                        Year Ended December 31,
                      ---------------------------------------------------------
                                 1997       1998       1999       2000
                                 ----       ----       ----       ----
                                            (In thousands)
Liability for
  Unpaid
  Losses and Loss
  Adjustment
  Expenses                    $ 487,116  $ 469,318  $ 381,550   $ 322,986

Liability
  Re-estimated
  as of:
One Year Later                $ 529,406  $ 487,573  $ 434,527   $    -
Two Years Later                 546,643    544,219
Three Years Later               591,078
Four Years Later
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Cumulative
  Deficiency                  $(103,962) $ (74,901) $ (52,977)  $    -
                              =========  =========  =========   =========

Cumulative Amount
  of Liability
  Paid Through:
One Year Later                $ 186,831  $ 188,240  $ 177,607   $    -
Two Years Later                 313,040    327,322
Three Years Later               422,053
Four Years Later
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Net Liability -
  End of Year                 $ 487,116   $ 469,318  $ 381,550  $ 322,986
Reinsurance                      58,592      72,956     61,492     42,972
                              ---------   ---------  ---------  ---------
Gross Liability -
  End of Year                 $ 545,708   $ 542,274  $ 443,042  $ 365,958
                              =========   =========  =========  =========
Net Re-estimated
  Liability - Latest          $ 591,078   $ 544,219  $ 434,527
Re-estimated
 Reinsurance - Latest            63,269      78,954     58,916
                              ---------   ---------  ---------
Gross Re-estimated
  Liability - Latest          $ 654,347   $ 623,173  $ 493,443
                              =========   =========  =========
Gross Cumulative
  Deficiency                  $(108,639)  $ (80,899) $ (50,401)
                              =========   =========  =========

Investments

       Investment activities represent a significant part of the Company's insurance related revenues and profitability. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's investment committees.

       The Company's insurance subsidiaries have a diversified investment portfolio of securities, a substantial portion of which is rated "investment grade" by Moody's and/or S&P or issued or guaranteed by the U.S. Treasury or by governmental agencies. The Company's insurance subsidiaries do not generally invest in less than "investment grade" or "non-rated" securities, real estate or mortgages, although from time to time they may make such investments.

       The composition of the Company's insurance subsidiaries' investment portfolio as of December 31, 2000 and 1999 was as follows:

                                                       2000           1999
                                                       ----           ----
                                                      (Dollars in thousands)
      Bonds and  notes:
       U.S. Government and agencies                     44%             60%
       Rated investment grade                           27              15
       Non rated - other                                 -               2
       Rated less than investment grade                  5               3
      Equity securities, primarily preferred            15              15
      Other                                              9               5
                                                     -----           -----
                  Total                                100%            100%
                                                     =====           =====
      Estimated average yield to maturity
       of bonds and notes (a)                          6.6%            6.8%
      Estimated average remaining life
       of bonds and notes (a)                         2.4 yrs.        2.7 yrs.
      Carrying value of investment portfolio         $421,114        $584,906
      Market value of investment portfolio           $421,252        $584,788

----------
(a)  Excludes trading securities, which are not significant.



Reinsurance

       The Empire Group's maximum retained limit for all lines of business was $300,000 for 2000 and 1999. The Empire Group's maximum retained limit for 1998 was $500,000 for workers' compensation and $300,000 for other property and casualty lines. Additionally, the Empire Group has entered into a property catastrophe excess of loss treaty to protect against certain losses. The Empire Group's retention of lower level losses in this treaty is $7,500,000 for 2001 and was $7,500,000 for 2000, 1999 and 1998.

       Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation

(A++) and Zurich Reinsurance (NA), Inc. (A+). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company's insurance subsidiaries would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

Competition

       The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, endorsements from affinity groups and more diversified lines of insurance coverage. Additionally, federal administrative, legislative and judicial activity has resulted in changes to federal banking laws that increase the ability of national banks to offer insurance products.

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

       The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the New York Department of Insurance. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company's insurance operations had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2000. Although no assurance can be given, the Company believes that it is unlikely that material adverse regulatory action will be taken.

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

                               BANKING AND LENDING

       The Company's banking and lending operations principally are conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial ("AIF"), an industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had deposits of $526,200,000 and $329,300,000 at December 31, 2000 and 1999, respectively. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area, which have generated approximately one-half of their deposit balances. The remainder of the Company's deposits were generated by various brokers. Deposits are primarily used to fund consumer instalment loans.

       The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $515,800,000 and $339,800,000 at December 31, 2000 and 1999, respectively. At December 31, 2000, 80% were loans to individuals generally collateralized by automobiles; 16% were loans to consumers, substantially all of which were collateralized by real or personal property; 1% were unsecured loans to executives and professionals, generally with good credit histories; and 3% were loans to small businesses.

       Collateralized personal automobile instalment loans are primarily made through automobile dealerships to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. These loans are made to consumers principally to purchase used, moderately priced automobiles. In 2000, the average initial loan balance was $12,150 and provided the Company with a yield of 21.4%. The contractual maturity for automobile loans originated in 2000 was 58 months, with an anticipated average life of 26 months. The Company currently generates automobile loans in 31 states through non-exclusive relationships with dealers, with no individual state or dealership representing a significant portion of the Company's loan volume. In determining which individuals qualify for these loans, the Company takes into account a number of highly selective criteria with respect to the individual, as well as the collateral, to attempt to minimize the number of defaults. The Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 2000, the Company generated $489,300,000 of these loans ($271,900,000 during 2000). Such amounts exclude purchased portfolios of $1,000,000 in 2000, $67,900,000 in 1999 and $36,900,000 in 1998. The Company
intends to continue to acquire additional portfolios of loans that meet the Company's underwriting standards if they can be purchased on attractive terms. Such purchases would enable the Company to spread its existing infrastructure and overhead costs over a larger asset base.

       It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio and historical loss experience, is deemed adequate to cover reasonably expected losses on outstanding loans. At December 31, 2000, the allowance for loan losses for the Company's entire loan portfolio was $27,400,000 or 5.3% of the net outstanding loans, compared to $17,000,000 or 5.0% of net outstanding loans at December 31, 1999.

       The Company's policy is to charge-off an account when the automobile securing the delinquent loan is repossessed, which generally occurs when the loan is 60 days delinquent. Otherwise, the Company charges off the account due to the customer's bankruptcy and in no event later than the month in which it becomes 120 days delinquent. The charge-off represents the difference between the net realizable value of the automobile and the amount of the delinquent loan, including accrued interest. During 2000, and particularly in the latter half of the year, the Company experienced an increase in loan losses. This increase primarily is attributable to the subprime automobile portfolio purchased in 1999 from Tranex Credit Corp. ("Tranex"), for which the actual collection experience was less than expected, a larger amount of loans outstanding, including the Tranex purchased portfolio, that are reaching the age of peak losses, generally twelve to eighteen months after origination, and an increase in loan originations. In addition, the Company believes that a weaker economy has contributed to its loan losses. In an effort to reduce losses, the

Company plans to exit certain states and dealer relationships with historically higher losses. Because these actions will reduce the volume of new loans generated, the Company has closed its underwriting activities in Indianapolis and consolidated underwriting in Salt Lake City.

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

                               FOREIGN REAL ESTATE

       Through its French subsidiary, Fidei, the Company owns foreign commercial real estate properties with a book value of $43,600,000 at December 31, 2000. After considering Fidei's other assets and non-recourse liabilities, the Company's net investment in this segment was $46,000,000 at December 31, 2000. During 2000, Fidei sold 38 properties resulting in pre-tax gains of $27,100,000; at December 31, 2000, a total of 53 properties aggregating approximately 1,300,000 square feet remain. The Company expects to complete the sale of Fidei's real estate holdings by the end of 2001. The Company currently is seeking new investments for Fidei or, in the alternative, may sell Fidei.

                                  MANUFACTURING

       Through its plastics division, the Company manufactures and markets proprietary lightweight plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products. The plastics division is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control, nonwoven reinforcement and crop protection. The plastics division markets its products both domestically and internationally, with approximately 15% of its 2000 sales exported to Europe, Latin America, Japan and Australia. New product development focuses on niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. For the years ended December 31, 2000, 1999 and 1998, the plastics division's revenues were $65,000,000, $64,000,000 and $56,600,000, respectively.

       In order to meet existing and projected product demand, the plastics division is constructing a manufacturing facility in Belgium, which is expected to be operational in the third quarter of 2001. The Belgium facility will service customers in the European and Asian markets, which are currently being supplied by the Company's domestic manufacturing facilities. The Company expects that the Belgium facility and equipment will require a capital investment of approximately $18,500,000. When fully operational, the facility is expected to increase the division's capacity by approximately 20%.

       During 1999, when the Company decided to construct the Belgium facility, and through the first half of 2000, the plastics division operated near capacity. During the second half of 2000, the plastics division began to experience a slowdown in business and currently has excess capacity. The Belgium facility will allow the plastics division to service new customers as well as provide improved service to existing customers in Europe and Asia. In addition, the available manufacturing capacity will provide adequate machine time for product development as well as servicing seasonal peaks. However, the ability to fully utilize the Belgium facility will depend upon developing new products as well as expanding sales geographically.

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

                                OTHER OPERATIONS

       The Company has a 90% interest in two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1981, while Archery Summit was started by the Company in 1993. These wineries produce and sell super-ultra-premium wines. During 2000, the wineries sold approximately 79,300 9-liter equivalent cases of wine generating revenues of $15,300,000. Since acquisition, the Company's investment in winery operations has grown, principally to fund the Company's acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to an additional two years before the wine can be sold. The Company expects all of its vineyards will be in substantially full production for the 2001 harvest, and with normal farming yields should result in total production of approximately 100,000 9-liter equivalent cases of wine. At December 31, 2000, the Company's combined investment in these wineries was $54,300,000. During 2000, in response to certain inquiries, the Company engaged an investment banker to consider possible offers for the purchase of the wineries. While the Company received many expressions of interest and some offers to purchase the wineries, the Company has determined that the prices offered were not adequate and it does not intend to sell the wineries at this time.

       At December 31, 2000, the Company's domestic real estate investments had a book value of $166,500,000. Such real estate consists of office buildings, residential land development projects and other unimproved land, all in various stages of development and available for sale. The Company's largest domestic real estate investment is a project located in San Diego County, California that will be a master-planned community of approximately 3,400 homes and apartments as well as commercial properties expected to be completed over the next nine years. The Company expects to earn a preferred return of 15% on its investment in this project (approximately $59,000,000 remains to be paid as of December 31, 2000); any amounts generated above this preferred return will primarily benefit the project's development manager, HomeFed Corporation, a Delaware corporation ("HomeFed") that was distributed to the Company's shareholders in 1999. Also included in the Company's domestic real estate is an investment in three shopping centers on Long Island, New York, one shopping center in upstate New York, and one shopping center in Louisiana. During 2000, the Company foreclosed on all of the New York properties and recognized a pre-tax gain of $10,700,000; the Company is in the process of foreclosing on the property in Louisiana. During 2000, the Company received proceeds of $94,300,000 from an office complex located on Capital Hill in Washington, D.C. Such amount was funded by a non-recourse loan from a third-party lender and, when combined with amounts previously received from the property, fully repaid the Company's investment plus a 17-1/2% preferred return.

       The Company has a 72.9% interest in MK Gold, a company that is traded on the NASD OTC Bulletin Board. MK Gold owns Cobre Las Cruces, S.A., a Spanish company that holds the exploration and mining rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. A feasibility study indicates the existence of proven and probable reserves of 15.8 million metric tonnes grading 5.94% copper that are overlain by a gold-bearing gossan (which has not been evaluated) and by 150 meters of unconsolidated overburden. This reserve calculation was based upon the analysis of 280 drill holes totaling over 82,000 meters. This feasibility study estimates the capital cost will be approximately $290,000,000 to bring the mine into production. Mining will be subject to permitting (currently underway), obtaining both debt and equity financing for the project, engineering and construction. A mining concession application, accompanied by the feasibility study and environmental impact studies, was submitted to the applicable Spanish and Andalusian governmental agencies during the first quarter of 2001.

                                OTHER INVESTMENTS

       The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at March 19, 2001: GFSI Holdings, Inc. ("GFSI") (6.4%), Jordan Industries, Inc. ("JII") (10.1%) and PhoneTel Technologies, Inc. (7.1%).

       A subsidiary of the Company is an owner in The Jordan Company LLC and Jordan/Zalaznick Capital Company. These entities each specialize in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. Since 1982, the Company has invested an aggregate of $91,100,000 in these entities and related companies and, through December 31, 2000, has received $149,000,000 relating to the disposition of investments and management and other fees. At December 31, 2000, through these entities, the Company had interests in JII, GFSI, JZ Equity Partners PLC (a British company traded on the London Stock Exchange in which the Company holds a 6.5% equity interest) and a total of 41 other companies. These investments are carried in the Company's consolidated financial statements at $59,200,000, of which $52,400,000 relates to public companies carried at market value. In January 2000, the Company sold its 10% equity interest in one of these entities, JTP, for proceeds of $27,300,000.

       For further information about the Company's business, including the Company's investment in JPOF II, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and Notes to Consolidated Financial Statements.

Item 2.  Properties.
------   ----------

       Through its various subsidiaries, the Company owns and utilizes in its operations offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 80,200 sq. ft.). Subsidiaries of the Company own a facility (totaling approximately 158,500 sq. ft.) primarily used for manufacturing located in Georgia and facilities and land in California and Oregon (totaling approximately 107,100 square feet and 390 acres, respectively) used for winery operations.

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

       Item 10.  Executive Officers of the Registrant.
       -------   ------------------------------------

       All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 19, 2001, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

NAME                                AGE              POSITION WITH LEUCADIA         OFFICE HELD SINCE
----                                ---              ----------------------         -----------------
Ian M. Cumming                       60              Chairman of the Board          June 1978
Joseph S. Steinberg                  57              President                      January 1979
Thomas E. Mara                       55              Executive Vice President       May 1980;
                                                      and Treasurer                  January 1993
Joseph A. Orlando                    45              Vice President and             January 1994;
                                                      Chief Financial Officer        April 1996
Barbara L. Lowenthal                 46              Vice President and             April 1996
                                                      Comptroller
Mark Hornstein                       53              Vice President                 July 1983
H.E. Scruggs                         44              Vice President                 March 2000

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

       Mr. Scruggs joined the Company in 1995 and became Vice President in March 2000. Since 1997, Mr. Scruggs has been Chairman of AIB and, since September 2000, Chairman and President of the Empire Group. Mr. Scruggs has served as a director of MK Gold since March 2001 and has been a member of the faculty of Brigham Young University since 1991.

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

                                                         COMMON SHARE
                                                         ------------
                                                     HIGH             LOW
                                                     ----             ---

         1999
         ----
         First Quarter                              $19.22          $17.14
         Second Quarter                              23.58           17.11
         Third Quarter                               23.22           19.28
         Fourth Quarter                              23.38           19.39

         2000
         ----
         First Quarter                              $24.19          $20.63
         Second Quarter                              26.75           22.13
         Third Quarter                               28.13           23.06
         Fourth Quarter                              37.50           23.06

         2001
         ----
         First Quarter (through March 19, 2001)     $35.70          $30.63

       (b)    Holders.
              -------

       As of March 19, 2001, there were approximately 3,309 record holders of the Common Shares.

       (c)    Dividends.
              ---------

       In 2000, the Company paid cash dividends of $13,800,000 ($.25 per Common Share). In 1999, the Company paid the Dividend of $811,900,000 ($13.58 per Common Share). The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

                                                                     Year Ended December 31,
                                                      -----------------------------------------------------
                                                      2000        1999       1998          1997        1996
                                                      ----        ----       ----          ----        ----
                                                            (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Revenues                                           $715,487    $706,632   $530,506      $630,737    $670,443
Net securities gains (losses)                       123,225      10,885    (60,871)        3,249      24,117
Interest expense (a)                                 57,713      50,665     45,139        46,007      53,599
Insurance losses, policy benefits and
  amortization of deferred acquisition costs        176,355     174,132    279,110       327,468     355,148
Income (loss) from continuing operations before
  income taxes, minority expense of trust
  preferred securities and extraordinary gain
  (loss)                                            193,302     243,471     29,377       (24,238)    (48,187)
Income (loss) from continuing operations before
  minority expense of trust preferred securities
  and extraordinary gain (loss)                     120,546     198,950     54,450       (14,347)    (28,861)
Minority expense of trust preferred securities,
  net of taxes                                       (5,521)     (5,521)    (8,248)       (7,942)        -
Income (loss) from continuing operations before
  extraordinary gain (loss)                         115,025     193,429     46,202       (22,289)    (28,861)
Income from discontinued operations, including
  gain on sale, net of taxes                             -       24,201      8,141       686,161      84,376
Extraordinary gain (loss) from early
  extinguishment of debt, net of taxes                  983      (2,588)        -         (2,057)     (6,838)
Net income                                          116,008     215,042     54,343       661,815      48,677

Per share:
  Basic earnings (loss) per common share:
   Income (loss) from continuing operations
    before extraordinary gain (loss)                   $2.07       $3.26       $.73       $  (.36)      $(.48)
   Income from discontinued operations,
    including gain on sale                               -           .40        .13         11.03        1.40
   Extraordinary gain (loss)                             .02        (.04)       -            (.03)       (.11)
                                                       -----       -----       ----        ------       -----
     Net income                                        $2.09       $3.62       $.86        $10.64       $ .81
                                                       =====       =====       ====        ======       =====

  Diluted earnings (loss) per common share:
   Income (loss) from continuing operations
    before extraordinary gain (loss)                   $2.07       $3.26       $.73        $ (.36)      $(.48)
   Income from discontinued operations,
    including gain on sale                               -           .40        .13         11.03        1.40
   Extraordinary gain (loss)                             .02        (.04)       -            (.03)       (.11)
                                                       -----       -----       ----        ------       -----
     Net income                                        $2.09       $3.62       $.86        $10.64       $ .81
                                                       =====       =====       ====        ======       =====

                                                                                                            (continued)




                                                                       At December 31,
                                                -------------------------------------------------------------
                                                    2000          1999         1998        1997       1996
                                                    ----          ----         ----        ----       ----
                                                          (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
  Cash and investments                          $1,612,576     $1,466,551   $2,229,895  $2,453,555 $1,246,220
  Total assets                                   3,143,637      3,070,227    3,958,951   3,745,336  2,776,591
  Debt, including current maturities               374,523        483,309      722,601     352,872    520,263
  Customer banking deposits                        526,172        329,301      189,782     198,582    209,261
  Common shareholders' equity                    1,204,241      1,121,988    1,853,159   1,863,531  1,118,107
  Book value per common share                       $21.78         $19.75       $29.90      $29.17     $18.51
  Cash dividends per common share                     $.25         $13.58           $-        $.25       $.25


                                                                   Year Ended December 31,
                                                -------------------------------------------------------------
                                                    2000          1999        1998        1997        1996
                                                    ----          ----        ----        ----        ----

SELECTED INFORMATION ON PROPERTY AND CASUALTY
INSURANCE OPERATIONS (Unaudited): (b)
  GAAP Combined Ratio                               187.2%         138.4%       129.3%      118.5%     114.7%
  SAP Combined Ratio                                189.4%         143.3%       134.0%      117.8%     107.9%
  Industry SAP Combined Ratio (c)                      N/A         108.1%       106.0%      101.6%     105.8%
  Premium to Surplus Ratio (d)                        1.3x           0.8x         1.2x        1.4x       1.8x

----------

(a)      Includes interest on customer banking deposits.

(b) The Combined Ratio does not reflect the effect of investment income. For 1998, the difference in the accounting treatment for curtailment gains relating to the defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For 1996, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. Additionally, for all years presented, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP.

(c) Source: Best's Aggregates & Averages, Property/Casualty, 2000 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(d) Premium to Surplus Ratio was calculated by dividing statutory property and casualty insurance premiums written by statutory capital at the end of the year.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

       The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Liquidity

       Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its several direct subsidiaries, cash and other liquid investments. The Parent continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, bank borrowings, public and private capital market transactions, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and corporate overhead expenses. As of December 31, 2000, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $643,400,000. Additional sources of liquidity as of December 31, 2000 include $156,800,000 of marketable securities collateralizing letters of credit and $183,100,000 of cash, cash equivalents and marketable securities held by Fidei.

       Primarily during 2000, the Company invested an aggregate of $89,000,000 in the common stock of FNF, a publicly traded title insurance holding company. The Company sold its investment in FNF common stock for $179,900,000, resulting in a pre-tax gain of $90,900,000 in 2000.

       In January 2000, the Company sold its 10% equity interest in JTP for $27,300,000, and recorded a pre-tax gain of $24,800,000. Further consideration of approximately $7,500,000 may be received in the future upon the favorable resolution of certain contingencies.

       At December 31, 1999, the Company had outstanding promissory notes of Conseco, Inc. in the principal amount of $250,000,000. During the third quarter of 2000, the entire principal amount and accrued interest then outstanding on these notes was repaid. In addition, the Company received $7,500,000 directly from Conseco which constituted a prepayment penalty due under the terms of these notes.

       Except for the Euro denominated debt of Fidei, which is non-recourse to the Company, the Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made from banks through the Company's credit agreement facility and through public financings.

       In June 2000, the Company replaced its $100,000,000 unsecured bank credit facility with a new unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. As of December 31, 2000, no amounts were outstanding under this bank credit facility.

       During 2000, the Company invested $100,000,000 in the equity of JPOF II, a limited liability company that is a registered broker-dealer. JPOF II is managed and controlled by Jefferies & Company, Inc. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. Generally, the Company may not redeem its interest in JPOF II during 2001. For the year ended December 31, 2000, the Company recorded $17,300,000 of pre-tax income from this investment under the equity method of accounting.

       In October 2000, the Company agreed to invest $75,000,000 in a new issue of convertible preference shares of WMIG, which is expected to represent approximately 4% of WMIG on an as converted basis. This investment is subject to the closing of an acquisition by WMIG of CGU Corporation, the U.S. property and casualty operations of CGNU plc, which, although subject to certain contingencies, currently is expected to occur during 2001.

       During 2000, the Company repurchased 1,505,000 Common Shares for an aggregate cost of $32,100,000. As of March 19, 2001, the Company is authorized to repurchase an additional 4,495,000 Common Shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

       At December 31, 2000, a maximum of $20,900,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 2000 or borrowed to date in 2001. There are no restrictions on distributions from non-regulated subsidiaries. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Because of the tax loss carryforwards available to the Parent and certain subsidiaries, together with current interest deductions and corporate expenses, the amount paid by the Parent for income taxes has been substantially less than tax sharing payments received from its subsidiaries. Payments from regulated subsidiaries for dividends, tax sharing payments and other services totaled $8,300,000 for the year ended December 31, 2000.

       In February 2001, the Company, Berkshire Hathaway Inc., and Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway, announced a commitment to lend $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of FINOVA, to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Under the commitment, Berkadia's funding obligations to FINOVA Capital have been guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway). The parties intend to finance this commitment; such financing is expected to be similarly guaranteed. The commitment, which expires on August 31, 2001, or earlier if certain events occur or conditions are not satisfied, provides that Berkadia will receive $6,000,000,000 principal amount of newly issued five year senior notes of FINOVA Capital, secured by substantially all of the assets of FINOVA and its subsidiaries (the "Secured Note"). The notes will also be guaranteed on a secured basis by FINOVA and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia's obligation to make the loan is subject to a number of conditions, including Berkadia's satisfaction with the chapter 11 reorganization plan of the FINOVA companies, including bankruptcy court and necessary creditor approvals, the issuance to the Company and Berkshire Hathaway of newly issued common stock of FINOVA totaling 51% of the stock of FINOVA to be outstanding on a fully diluted basis, and Berkadia being able to designate a majority of the Board of Directors of FINOVA.

       Upon execution of the commitment, FINOVA Capital paid Berkadia a non-refundable commitment fee of $60,000,000 and has agreed to pay a funding fee of $60,000,000 upon funding (or a termination fee of $60,000,000 if the commitment is not funded except in certain limited circumstances). In addition, FINOVA Capital has agreed to reimburse Berkadia, Berkshire Hathaway and the Company for all fees and expenses incurred in connection with Berkadia's financing of its funding obligation under the commitment.

       In connection with the commitment, the Company entered into a ten-year management agreement with FINOVA pursuant to which the Company agreed to provide general management services, including services with respect to the formulation of a restructuring plan. For these services, the Company will receive an annual fee of $8,000,000, the first of which was paid when the agreement was signed.

       Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding or termination fee and all management fees. An annual facility fee to be paid by FINOVA Capital, equal to .25% of the outstanding amount of the loan, will be shared 70% to Berkshire Hathaway and 30% to the Company, and all income related to the Secured Note will be shared 90% to Berkshire Hathaway and 10% to the Company. All decisions with respect to the management of Berkadia will require the mutual consent of the Company and Berkshire Hathaway, except for decisions related to the commitment, the financing of the commitment or the Secured Note, which are in the sole control of Berkshire Hathaway.

       As indicated above, the completion of the loan is subject to a number of conditions and there can be no assurance that it ultimately will be consummated.

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

Consolidated Liquidity

       In 2000 and 1999, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group. As discussed above, it is currently anticipated that the premiums of the Empire Group will continue to decline while the Empire Group runs off its claims liabilities. This is expected to result in a continued net use of cash for the Empire Group's operations over the next several years.

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

       The Company provides collateralized automobile loans to individuals with poor credit histories. The Company's investment in automobile loans was $410,300,000 and $277,100,000 at December 31, 2000 and 1999, respectively. These loans are primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers. Deposits raised in 2000 totaled $228,000,000 and had an average maturity of 12 months and a weighted average interest rate of 6.6%.

       In the past, the Company has at times funded the construction and/or expansion of its manufacturing facilities with industrial revenue bonds. At December 31, 2000, the Company has $9,800,000 principal amount outstanding for such financing. The Company expects to finance the construction of the plastics division's Belgium facility, estimated to aggregate $18,500,000, with available cash resources.

       As of December 31, 2000, the principal amount of Fidei's Euro denominated outstanding debt, all of which is non-recourse to the Company, was $184,000,000 (195,200,000 Euros). Inasmuch as Fidei's Euro denominated cash, cash equivalents and marketable securities approximate its Euro denominated debt, there is currently no need to acquire a currency hedge for Fidei's debt.

       The Company and certain of its subsidiaries have or have had tax loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the tax loss carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating at least five percent of the Common Shares and the ability of persons or entities now owning at least five percent of the Common Shares from acquiring additional Common Shares.

RESULTS OF OPERATIONS

Property and Casualty Insurance

       For the year ended December 31, 2000, the Company's insurance segment contributed 20% of total revenues from continuing operations and, at December 31, 2000, constituted 20% of total assets. Historically, the Company's property and casualty insurance operations have provided commercial and personal lines of insurance in the New York metropolitan area.

       Net earned premium revenues of the Empire Group were $108,500,000, $145,200,000 and $228,600,000 for the years ended December 31, 2000, 1999 and
1998, respectively. While earned premiums declined in almost all lines of business during 2000 and 1999, the most significant reductions during 2000 were in assigned risk automobile ($14,700,000) and voluntary private passenger automobile ($14,700,000), and during 1999 were in assigned risk automobile ($24,100,000), voluntary private passenger automobile ($26,900,000) and commercial package policies ($11,600,000). Effective January 1, 2000, all policy renewal obligations for assigned risk contracts were assigned to another insurance company. However, the Empire Group remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Empire Group's decision in 1999 to no longer accept new policies from those agents who historically have had poor underwriting results. The Empire Group's termination of certain unprofitable agents also adversely affected premium volume in other lines of business.

       During the fourth quarter of 2000, the Empire Group announced that it would no longer accept any new private passenger automobile policies from any agents. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If this book of business is not sold, it is expected that the Empire Group will continue to issue renewal policies over the next several years as required by applicable insurance law. The Empire Group also announced that all statutory automobile policies (public livery vehicles) would be non-renewed effective March 1, 2001, due to poor underwriting results.

       On March 1, 2001, the Empire Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it has filed plans of orderly withdrawal with the New York Insurance Department as required. Existing commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies.

The closing of the transaction is subject to the approval of the New York Insurance Department.

       The Empire Group is currently exploring its options for the future. Assuming the Tower Agreement is consummated, the Empire Group will only have renewal obligations for remaining personal lines insurance (primarily automobile) not replaced by Tower, the remaining policy term of all existing policies and a claim run-off operation. The Empire Group may commence new property and casualty insurance operations if a new business model with an acceptable expense structure can be developed, enter into a joint venture with another property and casualty insurance operation, explore entering the claim services business or commence a liquidation. There may be other options that the Company will explore, but no assurance can be given at this time as to what the ultimate plan will be.

       The Empire Group's combined ratios as determined under GAAP and SAP were as follows:

                                       Year Ended December 31,
                                       -----------------------
                                   2000          1999         1998
                                   ----          ----         ----

      GAAP                       187.2%        138.4%       129.3%
      SAP                        189.4%        143.3%       134.0%

       The Empire Group's combined ratios increased in 2000 primarily due to unfavorable loss reserve development from prior accident years, increased loss adjustment expenses for newly outsourced claims and adverse development in loss adjustment expenses. In addition, these ratios increased due to reduced service fees, higher 2000 accident year loss ratios, higher severance costs and overhead costs which, although lower, have not declined commensurate with the reduced premium volume. The Empire Group's combined ratios increased in 1999 primarily due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. In addition, in 1999, the expense ratios were adversely affected by the reduction in service fees, increased expenditures related to the installation of new information systems, providing Internet access to agents and severance costs. Included in the Empire Group's results for 2000, 1999 and 1998 were $53,000,000, $18,300,000 and $42,300,000, respectively, for increases in estimated losses and loss adjustment expenses for prior accident years.

       During 2000, the Empire Group experienced unfavorable development principally in the 1996 through 1999 accident years in the private passenger automobile line ($9,200,000), the commercial auto line ($6,200,000), the assigned risk automobile line ($4,800,000) and the commercial package policies line ($15,000,000). In addition, the Empire Group increased its estimate for loss adjustment expenses by $11,000,000 as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Empire Group has outsourced almost two-thirds of its claims. Currently, the Empire Group is primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Empire Group has also increased its reserve estimate for claims handled internally.

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

       As a consequence of its reserve increases, the Empire Group has reduced premiums and pre-tax profits to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements. Such amounts totaled $4,500,000, $4,600,000, and $2,000,000 for the years ended December 31,
2000, 1999 and 1998, respectively. The Empire Group has not entered into retrospectively rated reinsurance agreements after 1995.

       For all lines of property and casualty insurance business, the Company employs a variety of standard actuarial ultimate loss projection techniques, statistical analyses and case-basis evaluations to estimate its liability for unpaid losses. The actuarial projections include an extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. These estimates are performed quarterly and consider any changes in trends and actual loss experience. Any resulting change in the estimate of the liability for unpaid losses, including those discussed above, is reflected in current year earnings during the quarter the change in estimate is identified.

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

Banking and Lending

       Finance revenues, which reflect the level and mix of consumer instalment loans, increased in each of the last two years due to greater average loans outstanding. Average loans outstanding were $423,200,000, $238,600,000 and $148,700,000 for 2000, 1999 and 1998, respectively. The increase in 2000 was primarily due to the acquisition in 1999 of Tranex and increased new loan originations. Pre-tax results declined in 2000 as compared to 1999 primarily due to an increase in the provision for loan losses, higher interest expense due to increased customer banking deposits and higher interest rates thereon, and higher salaries expense.

       The higher loan losses were principally caused by the poor performance of the subprime automobile portfolio purchased from Tranex, for which the actual collection experience was less than expected, a larger amount of loans outstanding, including the Tranex purchased portfolio, that are reaching the age of peak losses, generally twelve to eighteen months after origination, and the increased loan originations. The Company also believes that a weaker economy has contributed to its loan losses.

       For 1999, although finance revenues increased due to greater average loans outstanding, pre-tax results declined primarily due to an increase in the provision for loan losses for the larger volume of loans outstanding. In addition, 1998 results reflected the pre-tax gain of $6,500,000 from the sale of substantially all of the Company's executive and professional loan portfolio. The increase in average loans outstanding was primarily due to the purchase of a subprime automobile portfolio in December 1998, the Tranex acquisition in 1999 and increased new loan originations.

Manufacturing

       For 2000, revenues for the plastics division modestly increased to $65,000,000 as compared to $64,000,000 for 1999. Gross profit and pre-tax income for the plastics division declined slightly in 2000 primarily due to higher raw material costs. In 1999, revenues of the plastics division increased 13% over 1998. In addition, despite rising raw material prices, the gross profit increased 16% to $24,900,000.

Other

       Investment and other income declined in 2000 as compared to 1999 primarily due to gains recognized in 1999 from the sale of Caja, The Sperry and Hutchinson Company, Inc., PIB and an equity interest in an associated company aggregating $177,700,000. Investment and other income also decreased in 2000 due to a reduction in investment income ($11,500,000), resulting primarily from the payment of the Dividend and debt repurchases in 1999 and decreased rent income (due to a smaller base of remaining real estate properties) and decreased gains from sales of real estate properties related to Fidei ($18,500,000). This decrease was partially offset by increased gains from sales and foreclosures of various domestic real estate properties ($50,800,000), the prepayment penalty related to the Conseco notes ($7,500,000) and revenues relating to MK Gold ($12,300,000), which the Company began consolidating in the fourth quarter of 1999. During 2000, Fidei sold 38 real estate properties; 53 properties remain at December 31, 2000, all of which are currently being marketed for sale.

       Investment and other income in 1999 included the aforementioned gains on sale of Caja ($120,800,000), The Sperry and Hutchinson Company, Inc. ($18,700,000) and PIB ($29,500,000), and the gain on sale of an equity interest in an associated company ($8,700,000). Investment and other income also increased in 1999 due to increased rent income and gains from sales of real estate properties, of which $49,800,000 related to Fidei. Such increases were partially offset by a reduction in investment income resulting primarily from payment of the $811,900,000 dividend in 1999 and debt repurchases in 1999, a reduction in investments held by the Empire Group and the gain in 1998 on the sale of the executive and professional loan portfolio.

       Payment of the Dividend required the Company to make an offer to purchase all of its 8-1/4% Notes and its 7-7/8% Notes at a purchase price of 101% of principal, plus accrued and unpaid interest thereon. Pursuant to such offers, in 1999, the Company repurchased $80,900,000 principal amount of the 8-1/4% Notes and $113,300,000 principal amount of the 7-7/8% Notes for $198,000,000, including accrued interest. The Company recorded an extraordinary loss, net of income tax benefit, of $2,600,000 on this early extinguishment of debt.

       Net securities gains (losses) for 2000 include pre-tax security gains related to the Company's investments in FNF ($90,900,000) and JTP ($24,800,000), as described above. During 1998, due to declines in values that were deemed other than temporary, the Company recorded a pre-tax writedown of $75,000,000 related to its investments in Russian and Polish debt and equity securities. Such writedowns are reflected in the caption "Net securities gains (losses)." At

December 31, 2000, the remaining book value of the Company's investments in these securities was $1,200,000.

       Equity in income (losses) of associated companies increased in 2000 primarily due to income of $17,300,000 related to JPOF II, described above. Equity in income (losses) of associated companies declined in 1999 as compared to 1998, primarily due to income of $30,800,000 recorded in 1998 from an investment partnership that was subsequently liquidated.

       Interest expense for 2000 reflects increased customer banking deposits and higher interest rates thereon, partially offset by a reduction in interest expense related to debt repurchases in 1999. The increase in interest expense in 1999 as compared to 1998 primarily relates to Fidei's outstanding debt, partially offset by the Company's debt repurchases in 1999.

       Salaries expense in 2000 reflects an increase in employees, primarily at the banking and lending segment.

       The increase in selling, general and other expenses in 2000 principally reflects higher provisions for loan losses, as described above, and expenses related to MK Gold. The increase in selling, general and other expenses in 1999 as compared to 1998 principally relates to expenses incurred by Fidei, higher provisions for loan losses, expenses incurred in connection with the Dividend and the recognition in 1998 of net curtailment gains relating to the Company's pension plan.

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

       The number of shares used to calculate basic earnings (loss) per share was 55,529,000, 59,338,000 and 63,409,000 for 2000, 1999 and 1998, respectively.
The number of shares used to calculate diluted earnings (loss) per share was 55,598,000, 59,352,000 and 63,510,000 for 2000, 1999 and 1998, respectively.

Cautionary Statement for Forward-Looking Information

       Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, consummation of the Tower Agreement, adverse selection through renewals of the Empire Group's policies, the Company's ability to develop an alternate business model for the Empire Group, adverse environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's Spanish mining rights, changes in the commercial real estate market in France, the success of ultimate negotiations with the FINOVA companies and their creditors, approval of a FINOVA chapter 11 plan having materially different terms than those set forth in the commitment letter of Berkadia LLC filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

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

       The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 78% of the Company's total investment portfolio at December 31, 2000. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 3.0 years at December 31, 2000. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 1999, fixed income securities comprised approximately 77% of the Company's total investment portfolio and had an estimated weighted average remaining life of 3.5 years. At December 31, 2000 and 1999, the Company's portfolio of trading securities was not material. The Company manages the investment portfolio of its insurance subsidiaries to preserve principal, maintain a high level of quality, comply with applicable insurance industry regulations and achieve an acceptable rate of return. In addition, the Company considers the duration of its insurance reserves in comparison with that of its investments.

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

       For additional information, see Notes 7, 11 and 21 to Consolidated Financial Statements.

                                                                 Expected Maturity Date
                                    2001        2002       2003         2004         2005    Thereafter      Total       Fair Value
                                    ----        ----       ----         ----         ----    ----------      -----       ----------
                                                                       (Dollars in thousands)
  THE COMPANY, EXCLUDING
  ----------------------
   BANKING AND LENDING:
   --------------------
RATE SENSITIVE ASSETS:
Available for Sale Fixed
  Income Securities:
  U.S. Government              $   93,678  $  141,046 $    1,108   $    6,429   $      525  $   31,361    $  274,147    $  274,147
   Weighted Average
    Interest Rate                   5.90%       6.43%      5.51%        6.83%        7.00%       6.66%
  Other Fixed Maturities:
   Rated Investment Grade      $   58,869  $   58,202 $   52,725   $   44,420   $   39,941  $   36,898    $  291,055    $  291,055
   Weighted Average
    Interest Rate                   5.98%       5.75%      5.96%        6.73%        6.49%       6.75%
   Rated Less Than Investment
    Grade/Not Rated            $    9,857  $   22,997 $   25,588   $    9,955   $    2,385  $   48,334    $  119,116    $  119,116
   Weighted Average
     Interest Rate                  5.00%       6.92%      4.02%        4.45%        5.66%       9.02%

Held to Maturity Fixed Income
  Securities:
  U.S. Government              $        -  $    5,619 $        -   $        -   $        -  $    2,150    $    7,769    $    7,907
   Weighted Average
    Interest Rate                       -       6.48%          -            -            -       6.88%
  Other Fixed Maturities:
   Rated Investment Grade      $      273  $        - $        -   $        -   $        -  $        -    $      273    $      273
   Weighted Average
    Interest Rate                   5.60%           -          -            -            -           -

Variable Rate Notes
  Receivable                   $   35,903  $        - $        -   $        -   $        -  $        -    $   35,903    $   35,903
   Weighted Average
    Interest Rate                   7.01%           -          -            -            -           -

RATE SENSITIVE LIABILITIES:
Fixed Interest Rate Borrowings $   52,354  $    6,608 $   78,221   $   46,528   $   20,468  $  146,132    $  350,311    $  343,630
   Weighted Average
    Interest Rate                   6.39%       6.73%      6.73%        7.16%        7.83%       7.77%
Variable Rate Borrowings       $    6,886  $        - $        -   $        -   $        -  $    9,815    $   16,701    $   16,701
   Weighted Average
    Interest Rate                   7.15%       5.83%      5.87%        5.92%        5.96%       6.03%


                                                                 Expected Maturity Date
                                    2001        2002       2003         2004         2005    Thereafter      Total       Fair Value
                                    ----        ----       ----         ----         ----    ----------      -----       ----------
                                                                       (Dollars in thousands)
OTHER RATE SENSITIVE FINANCIAL
INSTRUMENTS:
Company-obligated Mandatorily
  Redeemable Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt Securities
  of the Company               $        -  $        - $        -   $        -   $        -  $   98,200    $   98,200    $   99,182
    Weighted Average
     Interest Rate                  8.65%       8.65%      8.65%        8.65%        8.65%       8.65%

     BANKING AND LENDING:
     --------------------
RATE SENSITIVE ASSETS:
Certificates of Deposit        $    1,287  $        - $        -   $        -   $        -  $        -    $    1,287    $    1,294
    Weighted Average
     Interest Rate                  7.01%           -          -            -            -           -         7.01%
Fixed Interest Rate Securities $   25,219  $   12,231 $    7,197   $    2,858   $    1,300  $    4,643    $   53,448    $   53,411
    Weighted Average
     Interest Rate                 11.35%      14.69%     12.86%       14.68%       11.69%       6.58%        12.01%
Variable Interest Rate
  Securities                   $   20,488  $   13,498 $    9,510   $    3,251   $    2,524  $   13,437    $   62,708    $   62,708
    Weighted Average
     Interest Rate                  6.76%       6.09%      6.10%        6.89%        7.07%       7.55%         6.70%
Fixed Interest Rate Loans      $  153,465  $  110,912 $   88,344   $   65,269   $   80,014  $    1,220    $  499,224    $  492,673
    Weighted Average
     Interest Rate                 20.97%      21.28%     21.35%       21.34%       19.53%      20.77%        20.93%
Variable Interest Rate Loans   $    2,677  $      520 $      230   $      108   $      105  $   12,902    $   16,542    $   16,403
    Weighted Average
     Interest Rate                 12.21%       9.39%      9.57%        9.57%       10.65%      11.65%        11.62%

RATE SENSITIVE LIABILITIES:
Money Market Deposits          $    6,026  $    4,245 $    3,774   $    3,302   $    2,830  $    4,717    $   24,894    $   24,828
    Weighted Average
     Interest Rate                  4.86%       5.00%      5.00%        5.00%        5.00%       5.00%         4.97%
Time Deposits                  $  395,724  $   60,977 $   14,302   $    8,778   $   21,497  $        -    $  501,278    $  504,763
    Weighted Average
     Interest Rate                  6.60%       6.81%      3.39%        6.59%        6.93%           -         6.55%
Fixed Interest Rate Borrowings $    1,461  $    6,032 $       18   $        -   $        -  $        -    $    7,511    $    7,511
    Weighted Average
     Interest Rate                  9.57%       6.72%      7.38%            -            -           -         7.27%




                                                              Expected Maturity Date
                                  2001        2002       2003         2004         2005      Thereafter      Total       Fair Value
                                  ----        ----       ----         ----         ----      ----------      -----       ----------
                                                                     (Dollars in thousands)
RATE SENSITIVE DERIVATIVE
FINANCIAL INSTRUMENTS:
Pay Fixed/Receive Variable
  Interest Rate Swap           $        -  $        - $  160,000   $        -   $        -  $        -    $  160,000    $   (1,231)
  Average Pay Rate                  6.22%       6.22%      6.22%            -            -           -         6.22%
  Average Receive Rate              6.75%       6.75%      6.75%            -            -           -         6.75%

OFF-BALANCE SHEET ITEMS:
Commitments to Extend Credit   $       29  $        - $        -   $        -   $        -  $        -    $       29    $       29
  Weighted Average
   Interest Rate                   14.24%           -          -            -            -           -        14.24%
Unused Lines of Credit         $    3,000  $        - $        -   $        -   $        -  $   27,000    $   30,000    $   30,000
  Weighted Average
   Interest Rate                    8.50%           -          -            -            -       6.75%         6.93%


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

       Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  Changes in and Disagreements with Accountant on Accounting and
------   --------------------------------------------------------------
         Financial Disclosure.
         ---------------------

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

       The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2001 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

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

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------       -----------------------------------------------------------------

(a)(1)(2)     Financial Statements and Schedules.
              -----------------------------------

              Report of Independent Accountants...........................................................   F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2000 and 1999..................................   F-2
               Consolidated Statements of Income for the years ended December 31, 2000,
                  1999 and 1998...........................................................................   F-3
               Consolidated Statements of Cash Flows for the years ended December 31, 2000,
                  1999 and 1998...........................................................................   F-4
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2000, 1999 and 1998........................................................   F-6
               Notes to Consolidated Financial Statements.................................................   F-7

              Financial Statement Schedule:

               Schedule V - Valuation and Qualifying Accounts.............................................   F-30

(3)            Executive Compensation Plans and Arrangements.
               ----------------------------------------------

               1999 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated April 9, 1999 (the "1999 Proxy Statement")).

               Amended and Restated Shareholders Agreement dated as of December 16, 1997 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).

               Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the Company's Proxy Statement dated October 3, 1997 (the "1997 Proxy Statement")).

               Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated December 8, 1998 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K")).

               Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated as of December 30, 1999 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 10-K")).

               Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).

               Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of January 10, 2000.

               Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000.

               Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).

(b)            Reports on Form 8-K.
               --------------------

               The Company filed current reports on Form 8-K dated November 10, 2000 and December 20, 2000, which set forth information under
               Item 5. Other Events and Item 7. Financial Statements and
               Exhibits.

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

         10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

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

         10.6     Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated December 8, 1998 (filed as Exhibit 10.6 to the 1998 10-K).*

         10.7 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).*

         10.8 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as
                  Exhibit 10.15 to the 1992 10-K).*



---------------------------------
* Incorporated by reference.

         10.9 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger.

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

         10.14 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the 1998 10-K).*

         10.15    Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated as of December 30, 1999 (filed as Exhibit
                  10.16 to the 1999 10-K).*

         10.16 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).*

         10.17    Deferred Compensation Agreement between the Company and Thomas
                  E. Mara dated as of January 10, 2000.

         10.18 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000.

         10.19 Commitment Letter dated February 26, 2001 among the Company, Berkshire Hathaway Inc., Berkadia LLC, The FINOVA Group Inc. and FINOVA Capital Corporation.

         10.20 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation.

         10.21 Operating Agreement of Berkadia LLC dated February 26, 2001 between Berkshire Hathaway Inc. and the Company.

         21       Subsidiaries of the registrant.



---------------------------------
* Incorporated by reference.

         23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form
                  S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682),
                  Form S-8 (File No. 33-61718) and Form S-8 (File No.
                  333-51494).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEUCADIA NATIONAL CORPORATION


March 29, 2001                    By:  /s/ Barbara L. Lowenthal
                                      -----------------------------------
                                           Barbara L. Lowenthal
                                           Vice President and Comptroller

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


 /s/ James E. Jordan                Director
--------------------------------
James E. Jordan


 /s/ Jesse Clyde Nichols, III       Director
--------------------------------
Jesse Clyde Nichols, III

                        Report of Independent Accountants
                        ---------------------------------



To the Board of Directors and
Shareholders of Leucadia National Corporation


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1)(2) of this Form 10-K, present fairly, in all material respects, the financial position of Leucadia National Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(1)(2) of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
New York, New York
March 14, 2001

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(Dollars in thousands, except par value)

                                                                                          2000                    1999
                                                                                          ----                    ----
ASSETS
Investments:
 Available for sale (aggregate cost of $860,802
  and $945,227)                                                                         $  877,668             $   944,667
 Trading securities (aggregate cost of $150,951
  and $138,679)                                                                            137,281                 168,285
 Held to maturity (aggregate fair value of $18,907
  and $23,983)                                                                              18,799                  24,403
 Other investments, including accrued interest income                                       26,670                  33,138
                                                                                        ----------              ----------
    Total investments                                                                    1,060,418               1,170,493
Cash and cash equivalents                                                                  552,158                 296,058
Reinsurance receivables, net                                                                18,810                  38,086
Trade, notes and other receivables, net                                                    799,211                 876,411
Prepaids and other assets                                                                  317,402                 418,447
Property, equipment and leasehold improvements, net                                        192,308                 184,850
Deferred policy acquisition costs                                                           10,785                  11,845
Investments in associated companies                                                        192,545                  74,037
                                                                                        ----------              ----------

      Total                                                                             $3,143,637              $3,070,227
                                                                                        ==========              ==========


LIABILITIES
Customer banking deposits                                                               $  526,172               $ 329,301
Trade payables and expense accruals                                                        215,150                 292,677
Other liabilities                                                                          117,639                  79,076
Income taxes payable                                                                       114,769                 113,391
Deferred tax liability                                                                      55,137                  30,423
Policy reserves                                                                            365,958                 443,042
Unearned premiums                                                                           56,936                  61,916
Debt, including current maturities                                                         374,523                 483,309
                                                                                        ----------              ----------

      Total liabilities                                                                  1,826,284               1,833,135
                                                                                        ----------              ----------

Minority interest                                                                           14,912                  16,904
                                                                                        ----------              ----------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debt securities of the Company                                                98,200                  98,200
                                                                                        ----------              ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 55,296,728 and 56,801,728 shares issued and outstanding, after deducting 63,116,263 and
 61,611,263 shares held in treasury                                                         55,297                  56,802
Additional paid-in capital                                                                  54,340                  84,929
Accumulated other comprehensive income (loss)                                                2,585                  (9,578)
Retained earnings                                                                        1,092,019                 989,835
                                                                                        ----------              ----------

      Total shareholders' equity                                                         1,204,241               1,121,988
                                                                                        ----------              ----------

      Total                                                                             $3,143,637              $3,070,227
                                                                                        ==========              ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2000, 1999 and 1998
(In thousands, except per share amounts)

                                                                                    2000              1999             1998
                                                                                    ----              ----             ----
Revenues:
  Insurance revenues and commissions                                              $108,494          $145,182          $228,576
  Manufacturing                                                                     65,019            64,041            56,572
  Finance                                                                           89,007            50,254            31,560
  Investment and other income                                                      300,449           439,202           251,379
  Equity in income (losses) of associated companies                                 29,293            (2,932)           23,290
  Net securities gains (losses)                                                    123,225            10,885           (60,871)
                                                                                  --------          --------          --------
                                                                                   715,487           706,632           530,506
                                                                                  --------          --------          --------
Expenses:
  Provision for insurance losses and policy
   benefits                                                                        150,066           142,427           233,772
  Amortization of deferred policy acquisition costs                                 26,289            31,705            45,338
  Manufacturing cost of goods sold                                                  40,650            39,179            35,201
  Interest                                                                          57,713            50,665            45,139
  Salaries                                                                          58,982            48,413            41,413
  Selling, general and other expenses                                              188,485           150,772           100,266
                                                                                  --------          --------          --------
                                                                                   522,185           463,161           501,129
                                                                                  --------          --------          --------

  Income from continuing operations before income
   taxes, minority expense of trust preferred
   securities and extraordinary gain (loss)                                        193,302           243,471            29,377
                                                                                  --------          --------          --------
Income taxes:
  Current                                                                           29,626             1,058           (32,649)
  Deferred                                                                          43,130            43,463             7,576
                                                                                  --------          --------          --------
                                                                                    72,756            44,521           (25,073)
                                                                                  --------          --------          --------

  Income from continuing operations before
   minority expense of trust preferred
   securities and extraordinary gain (loss)                                        120,546           198,950            54,450
Minority expense of trust preferred securities,
 net of taxes                                                                        5,521             5,521             8,248
                                                                                  --------          --------          --------
  Income from continuing operations before
   extraordinary gain (loss)                                                       115,025           193,429            46,202
Income from discontinued operations,
 net of taxes                                                                         -                8,619             8,141
Gain on disposal of discontinued operations,
 net of taxes of $508                                                                 -               15,582              -
                                                                                  --------          --------          --------
  Income before extraordinary gain (loss)                                          115,025           217,630            54,343
Extraordinary gain (loss) from early extinguishment
 of debt, net of income tax expense (benefit) of
 $552 and ($1,394)                                                                     983            (2,588)             -
                                                                                  --------          --------          --------

      Net income                                                                  $116,008          $215,042          $ 54,343
                                                                                  ========          ========          ========

Basic earnings (loss) per common share:
  Income from continuing operations
   before extraordinary gain (loss)                                                  $2.07             $3.26              $.73
  Income from discontinued operations                                                  -                 .14               .13
  Gain on disposal of discontinued operations                                          -                 .26                -
  Extraordinary gain (loss)                                                            .02              (.04)               -
                                                                                     -----             -----              ----
      Net income                                                                     $2.09             $3.62              $.86
                                                                                     =====             =====              ====

Diluted earnings (loss) per common share:
  Income from continuing operations
   before extraordinary gain (loss)                                                  $2.07             $3.26              $.73
  Income from discontinued operations                                                  -                 .14               .13
  Gain on disposal of discontinued operations                                          -                 .26                -
  Extraordinary gain (loss)                                                            .02              (.04)               -
                                                                                     -----             -----              ----
     Net income                                                                      $2.09             $3.62              $.86
                                                                                     =====             =====              ====

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998

                                                                                      2000            1999             1998
                                                                                      ----            ----             ----
                                                                                                 (In thousands)
Net cash flows from operating activities:
Net income                                                                       $  116,008        $  215,042       $   54,343
Adjustments to reconcile net income to net
 cash used for operations:
 Extraordinary (gain) loss, net of income taxes                                        (983)            2,588             -
 Provision for deferred income taxes                                                 43,130            40,660            7,576
 Depreciation and amortization of property,
  equipment and leasehold improvements                                               21,362            15,399           10,250
 Other amortization                                                                  27,787            32,509           38,098
 Provision for doubtful accounts                                                     32,229            15,386            9,473
 Net securities (gains) losses                                                     (123,225)          (10,885)          60,871
 Equity in (income) losses of associated companies                                  (29,293)            2,932          (23,290)
 (Gain) on disposal of real estate, property
  and equipment, and other assets                                                   (92,276)          (64,716)         (33,802)
 (Gain) on sales of PIB, Caja and S&H in 1999 and
  loan portfolio in 1998                                                               -             (169,063)          (6,535)
 (Gain) on disposal of discontinued operations                                         -              (15,582)            -
 Investments classified as trading, net                                             (13,154)          (14,511)        (139,715)
 Deferred policy acquisition costs incurred and deferred                            (25,229)          (25,295)         (39,687)
 Net change in:
   Reinsurance receivables                                                           19,276             9,984          (16,098)
   Trade and other receivables                                                      (14,073)           21,643            6,951
   Prepaids and other assets                                                         22,025           (29,045)          16,823
   Net assets of discontinued operations                                               -               17,616           26,909
   Trade payables and expense accruals                                              (58,465)           33,350           24,816
   Other liabilities                                                                  3,065            (8,530)         (43,980)
   Income taxes payable                                                               1,378            16,463          (79,191)
   Policy reserves                                                                  (77,084)          (99,232)          (3,434)
   Unearned premiums                                                                 (4,980)          (32,656)         (33,094)
 Other                                                                                6,071             3,977            1,321
                                                                                  ---------        ----------       ----------

   Net cash used for operating activities                                          (146,431)          (41,966)        (161,395)
                                                                                  ---------        ----------       ----------


Net cash flows from investing activities:
Acquisition of real estate, property, equipment
 and leasehold improvements                                                         (93,233)         (127,898)         (79,296)
Proceeds from disposals of real estate, property
 and equipment, and other assets                                                    290,011           182,128           59,814
Proceeds from sales of PIB, Caja and S&H in 1999 and
 loan portfolio in 1998                                                                -              165,851           89,516
Proceeds from disposal of discontinued operations,
 net of expenses                                                                       -               43,132             -
Investment in Tranex Credit Corp. and MK Gold Company
 in 1999 and Fidei in 1998                                                             -             (133,541)         (62,264)
Advances on loan receivables                                                       (355,604)         (197,891)        (153,920)
Principal collections on loan receivables                                           148,261           101,938           79,258
Advances on notes receivables                                                       (30,864)          (49,000)         (10,000)
Collections on notes receivables                                                    267,150           168,841           83,009
Investments in associated companies                                                (108,600)          (32,553)         (65,014)
Distributions from associated companies                                              19,784            30,030           53,987
Purchases of investments (other than short-term)                                 (1,043,416)       (1,794,133)      (2,914,024)
Proceeds from maturities of investments                                             103,833         1,001,003          844,384
Proceeds from sales of investments                                                1,163,981         1,542,100        2,134,113
                                                                                 ----------       -----------       ----------

   Net cash provided by investing activities                                        361,303           900,007           59,563
                                                                                 ----------       -----------       ----------

                                                                                                                   (continued)
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2000, 1999 and 1998

                                                                                   2000                1999            1998
                                                                                   ----                ----            ----
                                                                                                  (In thousands)
Net cash flows from financing activities:
Net change in short-term borrowings                                              $ (75,500)        $    (9,798)       $  84,911
Net change in customer banking deposits                                            192,512             138,039           (8,670)
Reduction of Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust                                             -                   -             (42,217)
Issuance of long-term debt, net of issuance
 costs                                                                             105,850                -              14,428
Reduction of long-term debt                                                       (126,703)           (200,673)            (388)
Purchase of common shares for treasury                                             (32,094)           (125,481)         (59,348)
Dividends paid                                                                     (13,824)           (811,925)          (8,380)
                                                                                 ---------         -----------        ---------
   Net cash provided by (used for)
    financing activities                                                            50,241          (1,009,838)         (19,664)
                                                                                 ---------         -----------        ---------
Effect of foreign exchange rate changes
 on cash                                                                            (9,013)            (11,835)            -
                                                                                 ---------         -----------        ---------
   Net increase (decrease) in cash and
    cash equivalents                                                               256,100            (163,632)        (121,496)
Cash and cash equivalents at January 1,                                            296,058             459,690          581,186
                                                                                 ---------         -----------        ---------

Cash and cash equivalents at December 31,                                        $ 552,158         $   296,058        $ 459,690
                                                                                 =========         ===========        =========


Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                                                          $57,865            $ 55,237          $46,469
 Income tax payments, net of refunds                                               $25,273            $(15,129)         $60,266












                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2000, 1999 and 1998
(In thousands, except per share amounts)

                                             Common                         Accumulated
                                             Shares       Additional           Other
                                             $1 Par        Paid-in         Comprehensive         Retained
                                              Value        Capital         Income (Loss)         Earnings            Total
                                              -----        -------         -------------         --------            -----
Balance, January 1, 1998                     $63,879      $ 253,267           $ 5,630           $1,540,755        $1,863,531
                                                                                                                  ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  taxes of $3,596                                                              (6,612)                                (6,612)
 Net change in unrealized foreign
  exchange gain (loss), net of
  taxes of $61                                                                    211                                    211
 Net income                                                                                         54,343            54,343
                                                                                                                  ----------
   Comprehensive income                                                                                               47,942
                                                                                                                  ----------
Buyback of trust preferred
 securities, net of taxes of $3,354                           6,229                                                    6,229
Exercise of options to purchase
 common shares                                   137          3,048                                                    3,185
Purchase of stock for treasury                (2,031)       (57,317)                                                 (59,348)
Dividends                                                                                           (8,380)           (8,380)
                                             -------      ---------           -------           ----------        ----------

Balance, December 31, 1998                    61,985        205,227              (771)           1,586,718         1,853,159
                                                                                                                  ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  taxes of $766                                                                (1,573)                                (1,573)
 Net change in unrealized foreign
  exchange gain (loss), net of
  taxes of $1,967                                                              (7,234)                                (7,234)
 Net income                                                                                        215,042           215,042
                                                                                                                  ----------
   Comprehensive income                                                                                              206,235
                                                                                                                  ----------
Purchase of stock for treasury                (5,183)      (120,298)                                                (125,481)
Dividends ($13.58 per common share)                                                               (811,925)         (811,925)
                                             -------      ---------           -------           ----------        ----------

Balance, December 31, 1999                    56,802         84,929            (9,578)             989,835         1,121,988
                                                                                                                  ----------
Comprehensive income:
 Net changes in unrealized gain
  (loss) on investments, net of
  taxes of $9,078                                                              16,386                                 16,386
 Net change in unrealized foreign
  exchange gain (loss), net of
  taxes of $47                                                                 (4,223)                                (4,223)
 Net income                                                                                        116,008           116,008
                                                                                                                  ----------
   Comprehensive income                                                                                              128,171
                                                                                                                  ----------
Purchase of stock for treasury                (1,505)       (30,589)                                                 (32,094)
Dividends ($.25 per common share)                                                                  (13,824)          (13,824)
                                             -------      ---------           -------           ----------        ----------


Balance, December 31, 2000                   $55,297      $  54,340           $ 2,585           $1,092,019        $1,204,241
                                             =======      =========           =======           ==========        ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:
    --------------------

The Company is a diversified financial services holding company engaged in a variety of businesses, including commercial and personal lines of property and casualty insurance through the Empire Group, principally in the New York metropolitan area, banking and lending, manufacturing and winery operations, principally in markets in the United States, and real estate activities and precious metals mining.

Historically, the Empire Group's principal commercial lines of insurance have been property and casualty products provided for vehicles (including medallion and radio-controlled livery vehicles), multi-family residential real estate, workers' compensation and various other business classes. The Empire Group's principal personal lines insurance products have been automobile insurance and homeowners insurance. During the past several years, the Empire Group has experienced poor underwriting results and adverse reserve development in all of its lines of business. The Empire Group has recently announced that it will no longer accept any applications for new insurance policies, has entered into an agreement to sell its renewal rights to an unaffiliated insurance company and made arrangements with the unaffiliated insurance company to offer renewal policies in those lines of business (other than private passenger automobile insurance) where New York insurance law imposes a renewal obligation. Assuming this agreement is consummated, the Empire Group will only have renewal obligations for remaining personal lines insurance (primarily automobile) not replaced by the third party insurance company, the remaining policy term of all existing policies and a claim run-off operation.

The Empire Group is currently exploring its options for the future. The Empire Group may commence new property and casualty insurance operations if a new business model with an acceptable expense structure can be developed, enter into a joint venture with another property and casualty insurance operation, explore entering the claim services business or commence a liquidation. There may be other options that the Company will explore, but no assurance can be given at this time as to what the ultimate plan will be.

The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by deposits insured by the Federal Deposit Insurance Corporation. The Company's principal lending activities consist of providing collateralized personal automobile loans to individuals with poor credit histories. The Company's manufacturing operations manufacture and market lightweight proprietary plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products. The Company's winery operations consist of its 90% interest in two wineries, which produce and sell super-ultra-premium wines.

The Company's domestic real estate operations consist of office buildings, residential land development projects and other unimproved land, all in various stages of development and available for sale. The foreign real estate operations are conducted through Compagnie Fonciere FIDEI ("Fidei"), a French company. Since its acquisition in 1998, Fidei has been liquidating its real estate assets. The Company's precious metals mining operations consist of its 72.9% interest in MK Gold Company ("MK Gold"), a company that is traded on the NASD OTC Bulletin Board.

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

Associated companies are investments in equity interests of entities that the Company does not control and that are accounted for on the equity method of accounting.

Certain amounts for prior periods have been reclassified to be consistent with the 2000 presentation.

(c) Statements of Cash Flows: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $424,197,000 and $202,603,000 at December 31, 2000 and 1999, respectively.

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

The Company's investments in Russian and Polish equity securities ($1,206,000 and $9,981,000 as of December 31, 2000 and 1999, respectively), none of which is held by the insurance or banking subsidiaries, do not have readily determinable fair values. Given the uncertainties inherent in investing in the emerging markets of Russia and Poland, the Company is accounting for these investments under the cost recovery method, whereby all receipts are applied to reduce the investment. Quarterly, the Company reviews its investment in Russian and Polish equity securities to determine that the carrying amount is realizable. In performing such reviews, the Company considers current market prices, prior sale transactions, the current political and economic environment and other factors. These investments are included in "Other investments" in the Consolidated Balance Sheets. During 1999 and 1998, due to declines in values that were deemed other than temporary, the Company recorded pre-tax writedowns of $2,650,000 and $75,371,000, respectively, related to its investments in Russian and Polish debt and equity securities.

    -------------------------------

(e) Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($103,893,000 and $94,513,000 at December 31, 2000 and 1999,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

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

(h) Reinsurance: In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes and to limit losses from large exposures by reinsuring certain levels of risk with other insurance enterprises. Catastrophe reinsurance treaties serve to reduce property and casualty insurance risk in geographic areas where the Company is exposed to natural disasters, primarily the New York metropolitan area. Reinsurance contracts do not legally relieve the Company from its obligations to policyholders.

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

(j) Income Taxes: The Company provides for income taxes using the liability method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

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

    -------------------------------

on such hedges are reported as a component of shareholders' equity. The Company does not have material derivative financial instruments.

(l) Translation of Foreign Currency: Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange gains were $2,308,000 for 2000, $4,825,000 for 1999 and were not material for 1998. Net unrealized foreign exchange losses were $11,246,000 and $7,023,000 at December 31, 2000 and 1999, respectively.

(m) Recently Issued Accounting Standard: In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company will have to reflect its derivative financial instruments at fair value. The Company has reviewed the impact of the implementation of SFAS 133, and does not expect it to have a material effect on the Company's financial position or results of operations.

3.  Acquisitions:
    ------------

In the fourth quarter of 1998, the Company acquired a 95.4% interest in Fidei, a French company that is engaged directly and through subsidiaries in real estate activities, for $62,264,000, including expenses. In the second quarter of 1999, the Company acquired the remainder of Fidei for $4,730,000.

During 1999, the Company acquired substantially all of the assets of Tranex Credit Corp. ("Tranex"), a subprime automobile lender, for $128,100,000. Tranex's assets included its $67,900,000 subprime automobile portfolio, $44,200,000 of residual interests and excess servicing assets of related securitized trusts and $16,000,000 of certain other assets.

In October 1999, the Company increased its equity interest in MK Gold from 46% to 72.5% for cash consideration of $15,807,000. During 1999, MK Gold acquired a company that holds the exploration and mining rights to the Las Cruces copper deposit in Spain for $42,000,000. MK Gold became a consolidated subsidiary of the Company in the fourth quarter of 1999.

4.  Investments in Associated Companies:
    -----------------------------------

The Company has investments in several Associated Companies. The Company records its portion of the earnings of certain companies based on fiscal periods ended up to three months prior to the end of the Company's reporting period.

The following table provides certain summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in 2000 and 1998 results of operations; data for 1999 is not shown due to

    -----------------------------------

immateriality. (Amounts are in thousands.)

                                               2000
                                               ----

Assets                                       $719,525
                                             --------
Liabilities                                   452,698
                                             --------
Minority interest                               -
                                             --------
    Net assets                               $266,827
                                             ========
The Company's portion of the
 reported net assets                         $123,311
                                             ========

                                               2000                 1998
                                               ----                 ----

Total revenues                               $233,503              $790,778
Income from continuing operations
 before extraordinary items                  $ 42,878              $ 79,641
Net income                                   $ 42,878              $ 79,641
The Company's equity in net income           $ 29,293              $ 23,290

During 1998, the Company recognized $30,761,000 of income from its limited partnership interest in an investment partnership. The partnership was liquidated during 1999 and income realized from this investment in 1999 was not significant.

In February 1999, the Company sold its interest in its joint venture, Pepsi International Bottlers ("PIB"), for $39,190,000 and recognized a pre-tax gain of $29,545,000. In 1998, the Company had discontinued accounting for this investment under the equity method of accounting as it no longer had any ability to influence PIB.

In March 1999, the Company sold all of its 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note from its Argentine partner. The note was paid in full in January 2001. The Company recorded a pre-tax gain of $120,793,000 in 1999 results of operations.

During 2000, the Company invested $100,000,000 in the equity of a limited liability company, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), that is a registered broker-dealer. JPOF II is managed and controlled by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. Generally, the Company may not redeem its interest in JPOF II during 2001. For the year ended December 31, 2000, the Company recorded $17,283,000 of pre-tax income from this investment under the equity method of accounting.


5.  Insurance Operations:
    --------------------

The changes in deferred policy acquisition costs were as follows (in thousands):

                                                   2000              1999               1998
                                                   ----              ----               ----
Balance, January 1,                              $ 11,845          $ 18,255           $ 23,906
 Policy acquisition costs incurred
  and deferred                                     25,229            25,295             39,687
 Amortization of deferred
  acquisition costs                               (26,289)          (31,705)           (45,338)
                                                 --------          --------           --------

Balance, December 31,                            $ 10,785          $ 11,845           $ 18,255
                                                 ========          ========           ========

    --------------------

The effect of reinsurance on premiums written and earned for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                2000                                1999                               1998
                                ----                                ----                               ----

                     Premiums           Premiums          Premiums         Premiums          Premiums         Premiums
                     Written             Earned           Written           Earned           Written           Earned
                     --------           --------          --------         --------          --------         --------
Direct              $121,498            $126,877          $132,044         $164,684          $214,878         $247,913
Assumed                 -                   -                  534              553                93              148
Ceded                (18,516)            (18,383)          (19,317)         (20,055)          (17,528)         (19,485)
                    --------            --------          --------         --------          --------         --------

  Net               $102,982            $108,494          $113,261         $145,182          $197,443         $228,576
                    ========            ========          ========         ========          ========         ========

Percentage
 of amount
 assumed
 to net                 .00%                .00%              .47%             .38%              .05%             .06%
                        ====                ====              ====             ====              ====             ====


Recoveries recognized on reinsurance contracts were $7,348,000 in 2000, $8,396,000 in 1999 and $38,958,000 in 1998.

Net loss as determined in accordance with statutory accounting principles ("SAP") as reported to the domiciliary state of the Company's property and casualty insurance subsidiaries was $62,163,000, $20,474,000 and $9,410,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The related statutory surplus was $88,184,000, $149,949,000 and $199,772,000 at December 31,
2000, 1999 and 1998, respectively. As of December 31, 2000, the statutory surplus of the Empire Insurance Group was $76,888,000.

The insurance subsidiaries are subject to regulatory restrictions which limit the amount of cash and other distributions available to the Company without regulatory approval. As of December 31, 2000, no amounts could be distributed to the Company without regulatory approval.

The Company's insurance subsidiaries are contingently liable for possible assessments under state regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have not been material.

The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the New York Department of Insurance. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company's insurance operations had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2000. Although no assurance can be given, the Company believes that it is unlikely that material adverse regulatory action will be taken.

    --------------------

In the following table, the liabilities for unpaid losses and LAE, of the Empire Insurance Group is reconciled for each of the three years in the period ended December 31, 2000. The changes in the liabilities include adjustments for the current year's business and changes in estimates of prior years' liabilities.

                                                               2000                 1999                 1998
                                                               ----                 ----                 ----
                                                                               (In thousands)
Net SAP liability for losses
 and LAE at beginning of year                                $381,550             $469,318             $487,116
                                                             --------             --------             --------

Provision for losses and
 LAE for claims occurring
 in the current year                                           97,089              124,172              191,482
Increase in estimated losses
 and LAE for claims
 occurring in prior years                                      52,977               18,255               42,290
                                                             --------             --------             --------
Total incurred losses
 and LAE                                                      150,066              142,427              233,772
                                                             --------             --------             --------

Losses and LAE payments for claims occurring during:
  Current year                                                 31,023               41,955               64,739
  Prior years                                                 177,607              188,240              186,831
                                                             --------             --------             --------
                                                              208,630              230,195              251,570
                                                             --------             --------             --------

Net SAP liability for losses
 and LAE at end of year                                       322,986              381,550              469,318

Reinsurance recoverable                                        42,972               61,492               72,956
                                                             --------             --------             --------

Liability for losses and LAE
 at end of year as reported
 in financial statements (GAAP)                              $365,958             $443,042             $542,274
                                                             ========             ========             ========


6. Discontinued Operations:
   -----------------------

In September 1998, the Company reinsured, retroactive to January 1, 1998, substantially all of its life insurance business to Allstate Life Insurance Company ("Allstate") in an indemnity reinsurance transaction. While the premium received on this transaction was approximately $28,675,000, the gain on the reinsurance transaction was deferred and was being amortized into income based upon actuarial estimates of the premium revenue of the underlying insurance contracts. In July 1999, the Company sold its life insurance subsidiaries, Charter National Life Insurance Company and Intramerica Life Insurance Company, to Allstate for statutory surplus, as adjusted, at the date of sale ($39,557,000), plus $3,575,000. The Company recorded a net gain of $15,582,000 in 1999, principally resulting from recognition of deferred gains from prior reinsurance transactions, including the reinsurance transaction described above.

Results of discontinued operations include revenues of $13,561,000 and $10,799,000, respectively, and income before income taxes of $13,282,000 and $12,524,000, respectively, for the years ended December 31, 1999 and 1998.

7.  Investments:
    -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 2000 and 1999 are as follows (in thousands):

                                                                    Gross                  Gross               Estimated
                                                Amortized         Unrealized             Unrealized               Fair
                                                   Cost              Gains                 Losses                Value
                                                ---------          ----------            ----------            ---------
Held to maturity:
2000
----
Bonds and notes:
 United States Government
  agencies and authorities                        $13,396                 $166                  $ 43             $13,519
 States, municipalities
  and political subdivisions                        3,757                   -                     22               3,735
 All other corporates                                  86                   -                     -                   86
Other fixed maturities                              1,560                    7                    -                1,567
                                                  -------                 ----                  ----             -------

                                                  $18,799                 $173                  $ 65             $18,907
                                                  =======                 ====                  ====             =======

1999
----
Bonds and notes:
 United States Government
  agencies and authorities                        $14,162                 $ 10                  $266             $13,906
 States, municipalities
  and political subdivisions                        5,389                   -                    161               5,228
 All other corporates                                 159                   -                      3                 156
Other fixed maturities                              4,693                   -                     -                4,693
                                                  -------                 ----                  ----             -------

                                                  $24,403                 $ 10                  $430             $23,983
                                                  =======                 ====                  ====             =======


Available for sale:
2000
----
Bonds and notes:
 United States Government
  agencies and authorities                       $339,131              $ 1,645               $   812            $339,964
 States, municipalities
  and political subdivisions                        1,373                   11                  -                  1,384
 Foreign governments                               53,350                  566                     9              53,907
 Public utilities                                   5,860                  128                    15               5,973
 All other corporates                             359,016                7,099                15,824             350,291
Other fixed maturities                             35,539                 -                     -                 35,539
                                                 --------              -------               -------            --------

   Total fixed maturities                         794,269                9,449                16,660             787,058
                                                 --------              -------               -------            --------


Equity securities:
 Preferred stocks                                   8,180                 -                      270               7,910
 Common stocks:
  Banks, trusts and insurance
   companies                                       32,553                1,676                 4,758              29,471
  Industrial, miscellaneous and
   all other                                       25,590               29,836                 2,410              53,016
                                                 --------              -------               -------            --------

   Total equity securities                         66,323               31,512                 7,438              90,397
                                                 --------              -------               -------            --------

Other                                                 210                    3                  -                    213
                                                 --------              -------               -------            --------

                                                 $860,802              $40,964               $24,098            $877,668
                                                 ========              =======               =======            ========


7.  Investments, continued:
    -----------
                                                                          Gross                  Gross              Estimated
                                                   Amortized            Unrealized             Unrealized              Fair
                                                     Cost                 Gains                 Losses                Value
                                                   ---------            ----------            ----------            ---------

1999
----
Bonds and notes:
 United States Government
  agencies and authorities                         $494,125               $   113               $ 9,823              $484,415
 States, municipalities
  and political subdivisions                            853                  -                       20                   833
 Foreign governments                                 13,660                    32                   199                13,493
 Public utilities                                     1,872                  -                       27                 1,845
 All other corporates                               290,457                10,901                 4,654               296,704
Other fixed maturities                               52,933                  -                     -                   52,933
                                                   --------               -------               -------              --------

   Total fixed maturities                           853,900                11,046                14,723               850,223
                                                   --------               -------               -------              --------


Equity securities:
 Preferred stocks                                     5,570                  -                    3,319                 2,251
 Common stocks:
  Banks, trusts and insurance
   companies                                         67,438                 4,745                 2,547                69,636
  Industrial, miscellaneous and
   all other                                         15,858                 5,381                 1,142                20,097
                                                   --------               -------               -------              --------

   Total equity securities                           88,866                10,126                 7,008                91,984
                                                   --------               -------               -------              --------

Other                                                 2,461                  -                        1                 2,460
                                                   --------               -------               -------              --------

                                                   $945,227               $21,172               $21,732              $944,667
                                                   ========               =======               =======              ========

At December 31, 2000, investments included a publicly traded common stock equity interest of 7% in PhoneTel Technologies, Inc.

Net unrealized gains (losses) on investments were $13,831,000, $(2,555,000) and $(982,000) at December 31, 2000, 1999 and 1998, respectively. Reclassification amounts included in comprehensive income for the three year period ended December 31, 2000 are as follows (in thousands):

                                                                        2000              1999               1998
                                                                        ----              ----               ----
Unrealized holding gains (losses) arising during the
 period, net of tax provision (benefit) of $8,735,
 $(3,058) and $(1,366)                                                 $15,748          $(5,829)          $(2,467)
Less: reclassification adjustment for (gains) losses
 included in net income, net of tax provision (benefit)
 of $343, $2,292 and $(2,230)                                              638            4,256            (4,145)
                                                                       -------          -------           -------
Net change in unrealized gain (loss) on investments,
 net of tax provision (benefit) of $9,078, $(766)
 and $(3,596)                                                          $16,386          $(1,573)          $(6,612)
                                                                       =======          =======           =======


The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 2000, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    -----------

                                                       Held to Maturity                         Available for Sale
                                                       ----------------                         ------------------
                                                                    Estimated                                 Estimated
                                                 Amortized             Fair                 Amortized            Fair
                                                   Cost               Value                   Cost               Value
                                                 ---------          ---------               ---------          ---------
                                                                              (In thousands)

Due in one year or less                           $ 2,560            $ 2,566                 $177,906           $177,185
Due after one year
 through five years                                10,068             10,042                  434,023            428,134
Due after five years
 through ten years                                  3,579              3,708                   81,016             78,206
Due after ten years                                 1,895              1,895                   41,388             43,458
                                                  -------            -------                 --------           --------
                                                   18,102             18,211                  734,333            726,983

Mortgage-backed securities                            697                696                   59,936             60,075
                                                  -------            -------                 --------           --------

                                                  $18,799            $18,907                 $794,269           $787,058
                                                  =======            =======                 ========           ========

At December 31, 2000, and 1999 securities with book values aggregating $8,645,000 and $8,056,000, respectively, were on deposit with various regulatory authorities. Additionally, at December 31, 2000, and 1999, securities with book values of $133,147,000 and $105,000,000, respectively, collateralized a letter of credit issued in connection with the sale of the Colonial Penn Insurance Company.

Certain information with respect to trading securities at December 31, 2000 and 1999 is as follows (in thousands):

                                                    Amortized           Estimated             Carrying
                                                       Cost             Fair Value              Value
                                                    ---------           ----------            --------
2000
----
Fixed maturities - corporate bonds
 and notes                                            $ 37,563             $ 20,798           $ 20,798
Equity securities:
 Preferred stocks                                       67,947               74,535             74,535
 Common stocks - industrial,
  miscellaneous and all other                              164                  178                178
Other investments                                       45,277               41,770             41,770
                                                      --------             --------           --------

  Total trading securities                            $150,951             $137,281           $137,281
                                                      ========             ========           ========


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
                                                      ========             ========           ========

8.  Trade, Notes and Other Receivables, Net:
    ---------------------------------------

A summary of trade, notes and other receivables, net at December 31, 2000 and 1999 is as follows (in thousands):

                                                                       2000              1999
                                                                       ----              ----
Instalment loan receivables, net of unearned
 finance charges of $3,978 and $2,599(a)                             $515,766           $339,773
Note receivable from Conseco, Inc. from sale
 of the Colonial Penn Insurance Company (including
 accrued interest)                                                       -               253,820
Receivables related to securities                                     127,816            107,094
Receivables relating to real estate activities                         81,083             91,281
Note receivable from sale of Caja (including accrued
 interest) (see Note 4)                                                35,903             41,543
Tenant receivables of Fidei                                            31,934             38,807
Premiums receivable                                                    25,741             25,368
Other                                                                  38,402             32,564
                                                                     --------           --------
                                                                      856,645            930,250

Allowance for doubtful accounts                                       (57,434)           (53,839)
                                                                     --------           --------

                                                                     $799,211           $876,411
                                                                     ========           ========

(a) Contractual maturities of instalment loan receivables at December 31, 2000 were as follows (in thousands): 2001 - $104,080; 2002 - $96,997; 2003 -
$102,621; 2004 - $95,319; and 2005 and thereafter - $116,749. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

At December 31 1999, the Company had outstanding promissory notes from Conseco, Inc. in the principal amount of $250,000,000. During 2000, the entire principal amount and accrued interest then outstanding on these notes was repaid. In addition, the Company received $7,500,000 directly from Conseco, which constituted a prepayment penalty due under the terms of these notes.

9.  Prepaids and Other Assets:
    -------------------------

At December 31, 2000 and 1999, prepaids and other assets included real estate assets, net, of $210,044,000 and $284,093,000, respectively. Such amounts included $43,555,000 and $87,566,000 of real estate assets held by Fidei as of December 31, 2000 and 1999, respectively. These assets consist of commercial real estate properties located in Paris, France and its environs, which Fidei is currently marketing for sale. Prepaids and other assets at December 31, 2000 and 1999 also included $50,047,000 and $44,034,000, respectively, of mining properties, net, related to MK Gold.

10.  Trade Payables, Expense Accruals and Other Liabilities:
     ------------------------------------------------------

A summary of trade payables and expense accruals and other liabilities at December 31, 2000 and 1999 is as follows (in thousands):

                                                                      2000             1999
                                                                      ----             ----
Trade Payables and Expense Accruals:
 Payables related to securities                                     $108,507         $203,164
 Trade and drafts payable                                             33,118           29,581
 Accrued compensation, severance and other
  employee benefits                                                   25,140           25,643
 Accrued interest payable                                              8,922           10,552
 Other                                                                39,463           23,737
                                                                    --------         --------

                                                                    $215,150         $292,677
                                                                    ========         ========
Other Liabilities:
 Postretirement and postemployment benefits                         $ 15,931         $ 16,397
 Liabilities related to real estate activities                        44,739           21,402
 Unearned service fees                                                   724            3,663
 Other                                                                56,245           37,614
                                                                    --------         --------

                                                                    $117,639         $ 79,076
                                                                    ========         ========

11.  Indebtedness:
     ------------

The principal amount, stated interest rate and maturity of debt outstanding at December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                                     2000                   1999
                                                                     ----                   ----
Payable in U.S. dollars:
Senior Notes:
 Bank credit facility                                               $   -                 $ 65,500
 7 3/4% Senior Notes due 2013, less debt
  discount of $631 and $681                                           99,369                99,319
 Industrial Revenue Bonds (with variable interest)                     9,815                 9,815
 Other due 2001 through 2016 with a weighted average
  interest rate of 7.94%                                              40,589                53,401
                                                                    --------              --------
                                                                     149,773               228,035
                                                                    --------              --------

Subordinated Notes:
 8 1/4% Senior Subordinated Notes due 2005                            19,101                19,101
 7 7/8% Senior Subordinated Notes due 2006,
  less debt discount of $64 and $76                                   21,612                21,600
                                                                    --------              --------
                                                                      40,713                40,701
                                                                    --------              --------
Payable in other currencies:
Euro denominated debt due 2001 through 2009 with
 a weighted average effective interest rate of 5.1%                  184,037               214,573
                                                                    --------              --------

                                                                    $374,523              $483,309
                                                                    ========              ========

In June 2000, the Company replaced its $100,000,000 unsecured bank credit facility with a new unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. At December 31, 2000, no amounts were outstanding under this bank credit facility.

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 2000, cash dividends of approximately $204,240,000 would be eligible to be paid under the most restrictive covenants.

The Euro denominated debt, which is non-recourse to the Company, is entirely related to the acquisition of Fidei. During 2000, Fidei repurchased approximately $14,700,000 (approximately 15,800,000 Euros) principal amount of its Euro denominated debt and recognized an extraordinary gain on early extinguishment of $1,535,000 ($983,000 after taxes or $.02 per share).

Property, equipment and leasehold improvements of the manufacturing division with a net book value of $8,675,000 are pledged as collateral for the Industrial Revenue Bonds; and $130,694,000 of other assets (primarily investments and property) are pledged for other indebtedness aggregating $40,589,000.

Interest rate agreements are used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. At December 31, 2000 and 1999, the notional amounts of the Company's interest rate swaps were $160,000,000 and $60,000,000, respectively. These interest rate swaps expire in 2003 and require fixed rate payments of 6.2%. The Company would have paid $1,231,000 at December 31, 2000 and received $3,651,000 at December 31, 1999 on retirement of these agreements. The LIBOR rate at December 31, 2000 was 6.4%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements, as well as interest to be paid under the related variable debt obligations. In connection with the acquisition of Fidei, the Company

      ------------

borrowed $62,300,000 under its bank credit facility and entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure. The swap agreements were terminated in 1999 and the gain on such termination (approximately $6,200,000) was deferred as a component of shareholders' equity.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2005 are as follows (in thousands): 2001 - $60,701; 2002 - $12,640; 2003 - $78,239; 2004 - $46,528; and 2005 - $20,468.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 6.6% and 6.0% at December 31, 2000 and 1999, respectively.

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

13.  Common Shares, Stock Options and Preferred Shares:
     -------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During 2000, the Company acquired 1,505,000 Common Shares at an average price of $21.33 per Common Share. As a result, as of December 31, 2000, the Company is authorized to repurchase 4,495,000 Common Shares.

During 1999, the Company paid aggregate cash dividends of $13.58 per Common Share, totaling $811,925,000. Pursuant to a ruling from the Internal Revenue Service, any gain realized on these dividends will be treated as capital gain income for non-corporate shareholders.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of income or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of income for its stock-based compensation

     -------------------------------------------------

plans. Had compensation cost for the Company's stock option plans been recorded in the statements of income consistent with the provisions of SFAS 123, the Company's net income would not have been materially different from that reported in 2000, 1999 and 1998.

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2000 is as follows:

                                                                                                           Available
                                            Common                 Weighted                                   for
                                            Shares                 Average               Options             Future
                                            Subject                Exercise            Exercisable           Option
                                           to Option                Prices             at Year-End           Grants
                                           ---------               --------            -----------         ---------


Balance at January 1, 1998                   509,760                $24.64                171,980           1,278,770
                                                                                          =======           =========
      Granted                                  4,000                $35.38
      Exercised                             (137,922)               $23.10
      Cancelled                              (53,800)               $25.02
                                            --------

Balance at December 31, 1998                 322,038                $25.37                147,378           1,328,570
                                                                                          =======           =========

      Cancelled                             (322,038)               $25.37
                                            --------

Balance at December 31, 1999                   -                    $  -                     -              1,200,000
                                                                                          =======           =========
      Granted                                409,250                $22.64
      Cancelled                              (17,500)               $22.63
                                            --------

Balance at December 31, 2000                 391,750                $22.64                 10,000             808,250
                                            ========                                      =======           =========

The weighted-average fair value of the options granted was $6.25 per share for 2000 and $8.50 per share for 1998 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 25.4% for 2000 and 20.0% for 1998; (2) risk-free interest rates of 6.8% for 2000 and 5.6% for 1998; (3) expected lives of 3.7 years for 2000 and
4.0 years for 1998; and (4) dividend yields of 1.1% for 2000 and .7% for 1998.

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                Options Outstanding               Options Exercisable
                     ---------------------------------------     ----------------------
                      Common         Weighted       Weighted      Common     Weighted
                      Shares          Average        Average      Shares      Average
   Range of          Subject        Remaining       Exercise      Subject    Exercise
Exercise Prices     to Option    Contractual Life    Price       To Option    Price
---------------     ---------    ----------------   --------     ---------   --------
$22.63 - $22.81      391,750         5.2 years       $22.64        10,000     $22.63



At December 31, 2000, 808,250 of the Company's Common Shares were reserved for stock options and 800,000 of the Company's Common Shares were reserved for warrants.

At December 31, 2000 and 1999, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

14.  Net Securities Gains (Losses):
     -----------------------------

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2000 (in thousands):

                                                              2000              1999             1998
                                                              ----              ----             ----
Net realized gains on fixed maturities                      $  4,155          $ 32,616          $ 13,021
Writedown related to investments in Russian
 and Polish debt and equity securities                           -              (2,650)          (75,371)
Net unrealized gains (losses) on trading
 securities                                                  (11,335)            5,878            (1,456)
Net realized gains (losses) on equity and other
 securities                                                  130,405           (24,959)            2,935
                                                            --------          --------          --------

                                                            $123,225          $ 10,885          $(60,871)
                                                            ========          ========          ========

During 2000, the Company sold its entire equity interest in Fidelity National Financial, Inc. ("FNF") for proceeds of $179,881,000 and recognized a pre-tax gain of $90,896,000. Additionally, during 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. ("JTP") for $27,323,000 and recorded a pre-tax gain of $24,821,000.

Proceeds from sales of investments classified as available for sale were $1,148,176,000, $1,558,358,000 and $1,687,385,000 during 2000, 1999 and 1998, respectively. Gross gains of $125,560,000, $24,201,000 and $24,964,000 and gross losses of $16,441,000, $13,310,000 and $33,784,000 were realized on these sales during 2000, 1999 and 1998, respectively.

15.  Other Results of Operations Information:
     ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2000 consists of the following (in thousands):

                                                                  2000             1999               1998
                                                                  ----             ----               ----
         Interest on short-term investments                     $ 14,363         $ 22,789          $ 24,246
         Interest on fixed maturities                             45,063           55,252            94,547
         Interest on notes receivable                             17,480           23,989            27,326
         Other investment income                                  32,362           18,749            14,983
         Service fee income                                        4,182            9,143            13,169
         Rental income                                            27,427           35,862            16,864
         MK Gold product and service income                       17,402            5,148              -
         Winery revenues                                          15,337           13,347             4,139
         Gain on sale of Caja                                       -             120,793              -
         Gain on sale of The Sperry and Hutchinson
          Company, Inc.                                             -              18,725              -
         Gain on sale of PIB                                        -              29,545              -
         Gains on sale and foreclosure of real estate
          and other assets, net of costs                          95,523           64,896            34,733
         Gain on sale of loan portfolio                             -                -                6,535
         Prepayment penalty on Conseco notes                       7,500             -                 -
         Other                                                    23,810           20,964            14,837
                                                                --------         --------          --------

                                                                $300,449         $439,202          $251,379
                                                                ========         ========          ========

During 1998, the Company's subsidiaries, American Investment Bank, N.A. and American Investment Financial, sold substantially all of their executive and professional loan portfolios for aggregate proceeds of $89,500,000. The Company reported a pre-tax gain on the sales of $6,535,000 for the year ended December 31, 1998.

Taxes, other than income or payroll, included in operations amounted to $9,412,000 (including $1,714,000 of premium taxes) for the year ended December 31, 2000, $10,819,000 (including $1,868,000 of premium taxes) for the year ended December 31,

     ---------------------------------------


1999 and $10,563,000 (including $3,131,000 of premium taxes) for the year ended December 31, 1998.

Advertising costs amounted to $3,182,000, $1,181,000 and $2,150,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

16.  Income Taxes:
     ------------

The principal components of the deferred tax liability at December 31, 2000 and 1999 are as follows (in thousands):

                                                                               2000                1999
                                                                               ----                ----
         Deferred Tax Asset:
         Insurance reserves and unearned premiums                            $ 17,905            $ 22,092
         Securities valuation reserves                                         36,985              41,554
         Other accrued liabilities                                             15,383              14,546
         Unrealized losses on investments                                        -                  1,567
         Foreign tax loss carryforwards                                        35,000              53,000
         Tax loss carryforwards, net of tax sharing payments                     -                 21,597
                                                                             --------            --------
                                                                              105,273             154,356
           Valuation allowance                                                (84,103)           (123,506)
                                                                             --------            --------
                                                                               21,170              30,850
                                                                             --------            --------

         Deferred Tax Liability:
         Unrealized gains on investments                                       (9,464)               -
         Instalment sale                                                         -                 (7,000)
         Depreciation                                                         (16,559)             (9,515)
         Policy acquisition costs                                              (3,775)             (4,146)
         Intangible drilling costs                                             (4,557)             (3,732)
         Other, net                                                           (41,952)            (36,880)
                                                                             --------            --------
                                                                              (76,307)            (61,273)
                                                                             --------            --------

         Net deferred tax liability                                          $(55,137)           $(30,423)
                                                                             ========            ========

The valuation allowance principally relates to uncertainty as to the realization of the foreign tax loss carryforwards, unrealized capital losses and, in 1999, certain acquired tax loss carryforwards. During 2000, the valuation allowance was reduced due to the utilization of tax loss carryforwards.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2000 was as follows (in thousands):

                                               2000               1999                1998
                                               ----               ----                ----
State income taxes (currently payable)        $ 1,500            $ 1,000           $ (1,500)
Federal income taxes:
 Current                                       27,976               (517)           (31,249)
 Deferred                                      28,285             31,136              7,576
Foreign income taxes:
 Current                                          150                575                100
 Deferred                                      14,845             12,327               -
                                              -------            -------           --------

                                              $72,756            $44,521           $(25,073)
                                              =======            =======           ========

     ------------

The table below reconciles expected statutory federal income tax to actual income tax provision (benefit) (in thousands):

                                                     2000              1999                1998
                                                     ----              ----                ----
Expected federal income tax                         $67,656           $ 85,215           $ 10,282
State income taxes, net of federal
 income tax benefit                                     975                650               (975)
Reduction in valuation allowance                       -               (33,300)            (8,065)
Recognition of additional tax benefits               (1,597)           (10,238)           (30,870)
Tax on policyholder surplus account                    -                  -                 5,406
Reduction of foreign deferred tax asset               6,193               -                  -
Other                                                  (471)             2,194               (851)
                                                    -------           --------           --------

   Actual income tax provision (benefit)            $72,756           $ 44,521           $(25,073)
                                                    =======           ========           ========


Reflected above as recognition of additional tax benefits are reductions to the Company's income tax provision for the favorable resolution of certain federal income tax contingencies, in 1999, a $6,800,000 tax benefit from the recognition of additional capital losses, and in 1998, a benefit for a change in the Company's 1997 estimated federal income tax liability. During 1999, the valuation allowance was reduced by $33,300,000 due to the availability of capital loss carryforwards to offset a portion of the capital gain from the sale of the Company's interest in Caja. During 1998 certain matters were favorably resolved and the Company reduced the valuation allowance as reflected in the above reconciliation.

At December 31, 2000, the Company's foreign subsidiary, Fidei, had tax loss carryforwards of $98,000,000, of which $48,000,000 expire in 2002 through 2007 and $50,000,000 have no expiration date.

Limitations exist under the tax law which may restrict the utilization of the tax loss carryforwards and capital losses can only be used to offset capital gains. These limitations are considered in the determination of the valuation allowance.

Under certain circumstances, the value of tax loss carryforwards could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes restrictions which prohibit transfers of the Company's Common Stock under certain circumstances.

In connection with the sale of certain of the Company's operations in recent years, the Company has agreed to indemnify the purchasers for certain tax matters. The Company does not believe that such indemnification obligation will result in any additional material liability to the Company.

17.  Pension Plans and Postretirement Benefits:
     -----------------------------------------

The Company has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,701,000, $2,816,000 and $1,057,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Prior to 1999, the Company also maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans which resulted in the recognition of $6,524,000 of net curtailment gains.

     -----------------------------------------

A summary of activity with respect to the Company's defined benefit pension plans for 2000 and 1999 is as follows (in thousands):

                                                    2000              1999
                                                    ----              ----
      Projected Benefit Obligation:
        Projected benefit obligation
         at January 1,                             $56,756           $63,395
        Interest cost                                3,872             4,237
        Actuarial gain                              (1,476)           (2,361)
        Benefits paid                               (6,337)           (3,400)
        Settlements                                   -               (5,115)
                                                   -------           -------
           Projected benefit obligation
            at December 31,                        $52,815           $56,756
                                                   =======           =======

      Change in Plan Assets:
        Fair value of plan assets
         at January 1,                             $52,087           $62,482
        Actual return of plan assets                 3,261               577
        Employer contributions                        -                  226
        Benefits paid                               (6,337)           (3,400)
        Administrative expenses                       -                 (220)
        Settlements                                   -               (7,578)
                                                   -------           -------
           Fair value of plan assets
            at December 31,                        $49,011           $52,087
                                                   =======           =======

      Funded Status                                $(3,804)          $(4,669)
        Unrecognized prior service cost                 61                63
        Unrecognized net loss from experience
         differences and assumption changes          4,822             5,802
                                                   -------          --------

           Accrued pension asset                   $ 1,079           $ 1,196
                                                   =======           =======


Pension expense related to the defined benefit pension plans charged to operations included the following components (in thousands):

                                                             2000              1999             1998
                                                             ----              ----             ----
       Service cost                                         $  -              $  -             $ 2,542
       Interest cost                                          3,872             4,237            5,215
       Expected return on plan assets                        (3,758)           (4,537)          (5,108)
       Amortization of prior service cost                         2                 3              (89)
       Amortization of transition obligation                   -                 -                 121
       Recognized net actuarial loss                           -                 -                 171
                                                            -------           -------          -------

       Net pension (income) expense                         $   116           $  (297)         $ 2,852
                                                            =======           =======          =======

The projected benefit obligation at December 31, 2000 and 1999 was determined using an assumed discount rate of 7.25% and the assumed long-term rate of return on plan assets was 7.5% at December 31, 2000 and 1999.

     -----------------------------------------

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged (credited) to expense (principally amortization of a curtailment gain in 1999 and 1998) related to such benefits were $477,000 in 2000, $(1,369,000) in 1999 and $(1,990,000) in 1998.

A summary of activity with respect to the Company's postretirement plans for 2000 and 1999 is as follows (in thousands):

                                                       2000            1999
                                                       ----            ----

   Accumulated postretirement
    benefit obligation at January 1,                  $10,183          $11,891
   Service cost                                            33               32
   Interest cost                                          771              765
   Contributions by plan participants                     342              231
   Actuarial (gain) loss                                  332           (1,538)
   Benefits paid                                       (1,161)          (1,198)
                                                      -------          -------

      Accumulated postretirement benefit
       obligation at December 31,                      10,500           10,183
   Unrecognized prior service cost                        250              304
   Unrecognized net actuarial gain                      3,202            3,807
                                                      -------          -------

      Accrued postretirement benefit obligation       $13,952          $14,294
                                                      =======          =======

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.0% at December 31, 2000 and 1999, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 6.0% and 10.0% for 2000, and 6.0% and 9.0% for 1999, declining to an ultimate rate of between 5.0% and 6.0% by 2010.

If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2000 would have increased or decreased by $869,000 and $773,000, respectively. The effect of these changes on the aggregate of service and interest cost for 2000 would be immaterial.

18.  Commitments:
     -----------

The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to twenty years. Rental expense (net of sublease rental income) charged to operations was $11,264,000 in 2000, $10,964,000 in 1999 and $7,680,000 in 1998. Aggregate
minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) relating to facilities under lease in effect at December 31, 2000 are as follows (in thousands): 2001 - $9,215; 2002 - $8,919; 2003 - $8,270; 2004
- $8,548; 2005 - $8,157; and thereafter - $92,722. Future minimum sublease rental income relating to facilities under lease in effect at December 31, 2000 are as follows (in thousands): 2001 - $3,436; 2002 - $3,781; 2003 - $3,727; 2004
- $3,592; 2005 - $3,435; and thereafter - $39,797.

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

     -----------

In connection with the 1997 sale of the property and casualty insurance business of the Colonial Penn Insurance Company, the Company provided the purchaser with a $100,000,000 non-cancelable letter of credit to collateralize certain indemnification obligations. This letter of credit is collateralized by certain deposits of the Company aggregating $156,562,000, consisting of investments of $133,147,000 and cash and cash equivalents of $23,415,000.

The insurance and the banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $198,900,000 at December 31, 2000.

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

20.  Earnings (Loss) Per Common Share:
     --------------------------------

For each of the three years in the period ended December 31, 2000, there were no differences in the numerators for the basic and diluted per share computations for income from continuing operations before extraordinary gain (loss). These numerators were $115,025,000, $193,429,000 and $46,202,000 for 2000, 1999 and
1998, respectively. The denominators for basic per share computations were 55,529,000, 59,338,000 and 63,409,000 for 2000, 1999 and 1998, respectively.
There were no differences for the denominators for diluted per share computations except for the dilutive effect of 69,000, 14,000 and 101,000 options and warrants for 2000, 1999 and 1998, respectively, which had no impact on the per share amounts.

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

(c) Notes receivables on sale of the Colonial Penn Insurance Company and Caja, and other notes receivable: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d) Loan receivables of banking and lending subsidiaries: The fair value of loan receivables of the banking and lending subsidiaries is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

(e) Investments in associated companies: The fair value of a foreign power company is principally estimated based upon quoted market prices. The carrying value of the remaining investments in associated companies approximates fair value.

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

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                                                  2000                                  1999
                                                                  ----                                  ----
                                                      Carrying               Fair          Carrying                Fair
                                                       Amount               Value           Amount                Value
                                                       ------               -----           ------                -----
Financial Assets:
 Investments                                        $1,060,418          $1,060,526         $1,170,493          $1,170,073
 Cash and cash equivalents                             552,158             552,158            296,058             296,058
 Notes receivable on sales of the
  Colonial Penn Insurance Company and
  Caja (including accrued interest)                     35,903              35,903            295,363             295,363
 Other notes receivable                                 78,890              78,890             92,620              92,620
 Loan receivables of banking and
  lending subsidiaries, net of
  allowance                                            488,402             509,076            322,798             335,460
 Investments in associated
  companies                                            192,545             204,539             74,037              87,853

Financial Liabilities:
 Customer banking deposits                             526,172             529,591            329,301             329,469
 Debt                                                  374,523             367,842            483,309             488,112
 Securities sold not owned                             108,504             108,504            188,141             188,141

 Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely subordinated debt
  securities of the Company                             98,200              99,182             98,200              99,182



22.  Segment Information:
     -------------------

For information with respect to the Company's segments, see "Financial Information about Industry Segments" in Item 1, pages 3 and 4, of the Report, which is incorporated by reference into these consolidated financial statements.

23.  Selected Quarterly Financial Data (Unaudited):
     ---------------------------------------------

                                                             First            Second           Third           Fourth
                                                            Quarter           Quarter          Quarter         Quarter
                                                            -------           -------          -------         -------
                                                                       (In thousands, except per share amounts)
2000:
-----
Revenues                                                    $156,955           $136,935          $173,555      $248,042
                                                            ========           ========          ========      ========
Income from continuing operations before
 extraordinary gain                                         $ 25,011           $  9,528          $ 28,791      $ 51,695
                                                            ========           ========          ========      ========
Extraordinary gain from early
 extinguishment of debt, net of taxes                       $    562           $   -             $   -         $    421
                                                            ========           ========          ========      ========

     Net income                                             $ 25,573           $  9,528          $ 28,791      $ 52,116
                                                            ========           ========          ========      ========

Basic earnings per common share:
  Income from continuing operations before
   extraordinary gain                                           $.45               $.17              $.52          $.93
  Extraordinary gain                                             .01                 -                 -            .01
                                                                ----               ----              ----          ----

     Net income                                                 $.46               $.17              $.52          $.94
                                                                ====               ====              ====          ====

Number of shares used in calculation                          56,052             55,297            55,297        55,297
                                                              ======             ======            ======        ======

Diluted earnings per common share:
  Income from continuing operations before
   extraordinary gain                                           $.45               $.17              $.52          $.93
  Extraordinary gain                                             .01                 -                 -            .01
                                                                ----               ----              ----          ----

     Net income                                                 $.46               $.17              $.52          $.94
                                                                ====               ====              ====          ====

Number of shares used in calculation                          56,052             55,311            55,390        55,464
                                                              ======             ======            ======        ======


1999:
-----
Revenues                                                    $298,585           $139,397          $131,336      $137,314
                                                            ========           ========          ========      ========
Income from continuing operations
 before extraordinary loss                                  $148,214           $ 15,318          $ 21,446      $  8,451
                                                            ========           ========          ========      ========
Income from discontinued operations,
 net of taxes                                               $  8,101           $    518          $   -         $   -
                                                            ========           ========          ========      ========
Gain on disposal of discontinued
 operations, net of taxes                                   $   -              $   -             $ 15,582      $   -
                                                            ========           ========          ========      ========
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit                         $   -              $ (2,588)         $   -         $   -
                                                            ========           ========          ========      ========

     Net income                                             $156,315           $ 13,248          $ 37,028      $  8,451
                                                            ========           ========          ========      ========

Basic earnings (loss) per common share:
  Income from continuing operations
   before extraordinary loss                                   $2.42              $ .25              $.36          $.15
  Income from discontinued operations                            .13                .01                -             -
  Gain on disposal of discontinued operations                     -                  -                .27            -
  Extraordinary loss                                              -                (.04)               -             -
                                                               -----              -----              ----          ----

     Net income                                                $2.55              $ .22              $.63          $.15
                                                               =====              =====              ====          ====

Number of shares used in calculation                          61,338             60,020            58,865        56,882
                                                              ======             ======            ======        ======

Diluted earnings (loss) per common share:
  Income from continuing operations
   before extraordinary loss                                   $2.42              $ .25              $.36          $.15
  Income from discontinued operations                            .13                .01                -             -
  Gain on disposal of discontinued operations                     -                  -                .27            -
  Extraordinary loss                                              -                (.04)               -             -
                                                               -----              -----              ----          ----

     Net income                                                $2.55              $ .22              $.63          $.15
                                                               =====              =====              ====          ====

Number of shares used in calculation                          61,393             60,020            58,865        56,882
                                                              ======             ======            ======        ======

     ---------------------------------------------


In 2000 and 1999, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

Quarterly data for 2000 includes pre-tax gains on the sale of JTP ($24,821,000) in the first quarter and FNF ($90,896,000) primarily in the fourth quarter.

First quarter 1999 includes pre-tax gains on the sale of Caja ($120,793,000), The Sperry and Hutchinson Company, Inc. ($18,725,000) and PIB ($29,545,000).

24.  Subsequent Events:
     ------------------

In February 2001, the Company, Berkshire Hathaway Inc., and Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway, announced a commitment to lend $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA") to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. The parties intend that the commitment will be financed with the Company guaranteeing 10% of the financing and Berkshire Hathaway guaranteeing 90% of the financing. The commitment, which expires on August 31, 2001, provides that Berkadia will receive $6,000,000,000 principal amount of newly issued five year senior notes of FINOVA Capital, secured by substantially all of the assets of FINOVA and its subsidiaries. FINOVA will pay certain fees to Berkadia in connection with this commitment, including a $60,000,000 non-refundable commitment fee that was paid at the time of execution and has agreed to pay a funding fee of $60,000,000 upon funding (or a termination fee of $60,000,000 if the commitment is not funded except in certain limited circumstances).

The commitment is subject to, among other things, Berkadia's satisfaction with the restructuring plan of the FINOVA companies, including bankruptcy court and necessary creditor approvals, the issuance to the Company and Berkshire Hathaway of newly issued common stock of FINOVA totaling 51% of the stock of FINOVA to be outstanding on a fully diluted basis, and Berkadia being able to designate a majority of the Board of Directors of FINOVA. In connection with the commitment, the Company entered into a ten-year management agreement with FINOVA pursuant to which the Company agreed to provide general management services, including services with respect to the formulation of a restructuring plan. For these services, the Company will receive an annual fee of $8,000,000, the first of which was paid when the agreement was signed.

Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding or termination fee and all management fees. All income related to the secured notes will be shared 90% to Berkshire Hathaway and 10% to the Company.

There can be no assurance that this transaction ultimately will be consummated.

SCHEDULE V - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2000, 1999 and 1998

                                                   Additions                          Deductions
                                      -------------------------------------     ----------------------
                                      Charged
                        Balance at    to Costs                                                                            Balance
                        Beginning       and                                      Write-      Sale of      Translation    at End of
Description             of Period     Expenses    Recoveries    Acquisitions      Offs     Receivables    (Gain) Loss      Period
-----------             ---------     --------    ----------    ------------    -------    -----------    -----------     ---------
                                                               (In thousands)
2000
----
Loan receivables of
 banking and lending
 subsidiaries             $16,975       $30,169      $5,681        $  -          $25,461      $  -           $  -          $27,364
Trade, notes and other
 receivables               36,864         2,060       1,459           -            8,091         -            (2,222)       30,070
                          -------       -------      ------        -------       -------      ------         -------       -------

Total allowance for
 doubtful accounts        $53,839       $32,229      $7,140        $  -          $33,552      $  -           $(2,222)      $57,434
                          =======       =======      ======        =======       =======      ======         =======       =======

1999
----
Loan receivables of
 banking and lending
 subsidiaries             $ 9,398       $11,401      $5,455        $  -          $ 9,279      $  -           $  -          $16,975
Trade, notes and other
 receivables               47,624         3,985       2,828           -           11,736         130          (5,707)       36,864
                          -------       -------      ------        -------       -------      ------         -------       -------

Total allowance for
 doubtful accounts        $57,022       $15,386      $8,283        $  -          $21,015      $  130         $(5,707)      $53,839
                          =======       =======      ======        =======       =======      ======         =======       =======

1998
----
Loan receivables of
 banking and lending
 subsidiaries             $10,199       $ 4,900      $4,915        $  -          $ 8,996      $1,620         $  -          $ 9,398
Trade, notes and other
 receivables                6,131         4,573         876         48,307        12,138         125            -           47,624
                          -------       -------      ------        -------       -------      ------         -------       -------

Total allowance for
 doubtful accounts        $16,330       $ 9,473      $5,791        $48,307       $21,134      $1,745         $  -          $57,022
                          =======       =======      ======        =======       =======      ======         =======       =======


                                  EXHIBIT INDEX



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

         10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

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

         10.6     Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated December 8, 1998 (filed as Exhibit 10.6 to the 1998 10-K).*

         10.7 Settlement Agreement between Baldwin-United Corporation and the United States dated August 27, 1985 concerning tax issues (filed as Exhibit 10.14 to the 1992 10-K).*

         10.8 Acquisition Agreement, dated as of December 18, 1992, by and between Provident Mutual Life and Annuity Company of America and Colonial Penn Annuity and Life Insurance Company (filed as
                  Exhibit 10.15 to the 1992 10-K).*

         10.9 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger.


---------------------------------
* Incorporated by reference.

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

         10.14 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the 1998 10-K).*

         10.15    Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated as of December 30, 1999 (filed as Exhibit
                  10.16 to the 1999 10-K).*

         10.16 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).*

         10.17    Deferred Compensation Agreement between the Company and Thomas
                  E. Mara dated as of January 10, 2000.

         10.18 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000.

         10.19 Commitment Letter dated February 26, 2001 among the Company, Berkshire Hathaway Inc., Berkadia LLC, The FINOVA Group Inc. and FINOVA Capital Corporation.

         10.20 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation.

         10.21 Operating Agreement of Berkadia LLC dated February 26, 2001 between Berkshire Hathaway Inc. and the Company.

         21       Subsidiaries of the registrant.

         23 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form
                  S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682),
                  Form S-8 (File No. 33-61718) and Form S-8 (File No.
                  333-51494).


---------------------------------
* Incorporated by reference.