Form 10-Q
period 2001-03-31
LEUCADIA NATIONAL CORP
filed 2001-05-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the quarterly period ended March 31, 2001

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
               YES   X          NO
                    ----            ----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               YES              NO
                    ----            ----


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 4, 2001: 55,306,728.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
(Dollars in thousands, except par value)

                                                                                                       March 31,        December 31,
                                                                                                         2001               2000
                                                                                                     --------------     ------------
                                                                                                      (Unaudited)

ASSETS
Investments:
  Available for sale (aggregate cost of $862,875 and $860,802)                                        $   873,951        $   877,668
  Trading securities (aggregate cost of $170,770 and $150,951)                                            146,397            137,281
  Held to maturity (aggregate fair value of $14,522 and $18,907)                                           14,207             18,799
  Other investments, including accrued interest income                                                     21,240             26,670
                                                                                                      -----------        -----------
      Total investments                                                                                 1,055,795          1,060,418
Cash and cash equivalents                                                                                 565,288            552,158
Reinsurance receivables, net                                                                               17,220             18,810
Trade, notes and other receivables, net                                                                   770,264            799,211
Prepaids and other assets                                                                                 315,679            328,187
Property, equipment and leasehold improvements, net                                                       188,929            192,308
Investments in associated companies                                                                       175,901            192,545
                                                                                                      -----------        -----------

              Total                                                                                   $ 3,089,076        $ 3,143,637
                                                                                                      ===========        ===========

LIABILITIES
Customer banking deposits                                                                             $   536,420        $   526,172
Trade payables and expense accruals                                                                       175,776            215,150
Other liabilities                                                                                         145,489            117,639
Income taxes payable                                                                                      117,244            114,769
Deferred tax liability                                                                                     38,678             55,137
Policy reserves                                                                                           380,998            365,958
Unearned premiums                                                                                          48,880             56,936
Debt, including current maturities                                                                        362,133            374,523
                                                                                                      -----------        -----------
      Total liabilities                                                                                 1,805,618          1,826,284
                                                                                                      -----------        -----------
Minority interest                                                                                          11,955             14,912
                                                                                                      -----------        -----------
Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company                              98,200             98,200
                                                                                                      -----------        -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 55,306,728 and 55,296,728 shares issued and outstanding, after deducting 63,116,263
 shares held in treasury                                                                                   55,307             55,297
Additional paid-in capital                                                                                 54,556             54,340
Accumulated other comprehensive income (loss)                                                              (9,092)             2,585
Retained earnings                                                                                       1,072,532          1,092,019
                                                                                                      -----------        -----------
      Total shareholders' equity                                                                        1,173,303          1,204,241
                                                                                                      -----------        -----------
              Total                                                                                   $ 3,089,076        $ 3,143,637
                                                                                                      ===========        ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2001 and 2000
(Unaudited)


                                                                                                           2001               2000
                                                                                                           ----               ----
                                                                                                             (In thousands,
                                                                                                        except per share amounts)

Revenues:
   Insurance revenues and commissions                                                                   $  23,203          $  27,966
   Manufacturing                                                                                           13,648             17,595
   Finance                                                                                                 27,712             18,301
   Investment and other income                                                                             53,064             60,418
   Equity in income of associated companies                                                                 8,315              3,309
   Net securities gains                                                                                     5,852             29,366
                                                                                                        ---------          ---------
                                                                                                          131,794            156,955
                                                                                                        ---------          ---------
Expenses:
   Provision for insurance losses and policy benefits                                                      65,768             25,599
   Amortization of deferred policy acquisition costs                                                       13,400              5,936
   Manufacturing cost of goods sold                                                                         9,688             10,947
   Interest                                                                                                14,580             13,154
   Salaries                                                                                                14,768             15,224
   Selling, general and other expenses                                                                     41,800             44,812
                                                                                                        ---------          ---------
                                                                                                          160,004            115,672
                                                                                                        ---------          ---------
      (Loss) income before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative
        effect of a change in accounting principle                                                        (28,210)            41,283
Income taxes                                                                                               (9,693)            14,891
                                                                                                        ---------          ---------
      (Loss) income before minority expense of trust preferred
        securities, extraordinary gain and cumulative effect of
        a change in accounting principle                                                                  (18,517)            26,392
Minority expense of trust preferred securities, net of taxes                                                1,381              1,381
                                                                                                        ---------          ---------
      (Loss) income before extraordinary gain and cumulative effect
        of a change in accounting principle                                                               (19,898)            25,011
Extraordinary gain on early extinguishment of debt, net of taxes                                             --                  562
                                                                                                        ---------          ---------
      (Loss) income before cumulative effect of a change in
        accounting principle                                                                              (19,898)            25,573
Cumulative effect of a change in accounting principle                                                         411               --
                                                                                                        ---------          ---------
       Net (loss) income                                                                                $ (19,487)         $  25,573
                                                                                                        =========          =========

Basic (loss) earnings per common share:
   (Loss) income before extraordinary gain and cumulative effect of a
     change in accounting principle                                                                     $    (.36)         $     .45
   Extraordinary gain                                                                                        --                  .01
   Cumulative effect of a change in accounting principle                                                      .01               --
                                                                                                        ---------          ---------
       Net (loss) income                                                                                $    (.35)         $     .46
                                                                                                        =========          =========

Diluted (loss) earnings per common share:
   (Loss) income before extraordinary gain and cumulative effect of a
     change in accounting principle                                                                     $    (.36)         $     .45
   Extraordinary gain                                                                                        --                  .01
   Cumulative effect of a change in accounting principle                                                      .01               --
                                                                                                        ---------          ---------
       Net (loss) income                                                                                $    (.35)         $     .46
                                                                                                        =========          =========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2001 and 2000
(Unaudited)

                                                                                                               2001            2000
                                                                                                               ----            ----
                                                                                                                 (In thousands)

Net cash flows from operating activities:
Net (loss) income                                                                                         $ (19,487)      $  25,573
Adjustments to reconcile net (loss) income to net cash provided by (used for) operations:
 Extraordinary gain, net of taxes                                                                              --              (562)
 Cumulative effect of a change in accounting principle                                                         (411)           --
 (Benefit) provision for deferred income taxes                                                              (13,131)          5,419
 Depreciation and amortization of property, equipment and leasehold improvements                              5,180           4,733
 Other amortization                                                                                          11,788           6,633
 Provision for doubtful accounts                                                                              8,805           7,041
 Net securities gains                                                                                        (5,852)        (29,366)
 Equity in income of associated companies                                                                    (8,315)         (3,309)
 Gain on disposal of real estate, property and equipment                                                     (5,950)         (8,612)
 Investments classified as trading, net                                                                      (1,030)         (4,189)
 Deferred policy acquisition costs incurred and deferred                                                     (3,892)         (7,979)
 Net change in:
   Reinsurance receivables                                                                                    1,590          (3,592)
   Trade and other receivables                                                                               16,822          (7,785)
   Prepaids and other assets                                                                                 (2,877)         (5,192)
   Trade payables and expense accruals                                                                      (22,046)        (17,013)
   Other liabilities                                                                                         31,539          (3,915)
   Income taxes payable                                                                                       2,475           8,115
   Policy reserves                                                                                           15,040         (35,055)
   Unearned premiums                                                                                         (8,056)          8,870
 Other                                                                                                       (1,083)          4,959
                                                                                                          ---------       ---------
  Net cash provided by (used for) operating activities                                                        1,109         (55,226)
                                                                                                          ---------       ---------

Net cash flows from investing activities:
Acquisition of real estate, property, equipment and leasehold improvements                                   (8,073)        (19,523)
Proceeds from disposals of real estate, property and equipment                                               14,544          23,574
Advances on loan receivables                                                                                (81,829)        (75,890)
Principal collections on loan receivables                                                                    48,884          37,036
Advances on notes receivables                                                                                (2,117)         (3,000)
Collections on notes receivables                                                                             36,560             645
Investments in associated companies                                                                          (3,803)        (56,232)
Distributions from associated companies                                                                      28,767             510
Purchases of investments (other than short-term)                                                           (322,080)       (384,297)
Proceeds from maturities of investments                                                                      93,686          30,673
Proceeds from sales of investments                                                                          205,986         401,522
                                                                                                          ---------       ---------
  Net cash provided by (used for) investing activities                                                       10,525         (44,982)
                                                                                                          ---------       ---------

Net cash flows from financing activities:
Net change in short-term borrowings                                                                            --            30,350
Net change in customer banking deposits                                                                       8,788          23,297
Reduction of long-term debt                                                                                  (2,788)        (14,902)
Purchase of common shares for treasury                                                                         --           (32,094)
                                                                                                           ---------       ---------
  Net cash provided by financing activities                                                                   6,000           6,651
                                                                                                           ---------       ---------
Effect of foreign exchange rate changes on cash                                                              (4,504)         (4,986)
                                                                                                           ---------       ---------

  Net increase (decrease) in cash and cash equivalents                                                       13,130         (98,543)
Cash and cash equivalents at January 1,                                                                     552,158         296,058
                                                                                                          ---------       ---------
Cash and cash equivalents at March 31,                                                                    $ 565,288       $ 197,515
                                                                                                          =========       =========




            See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2001 and 2000
(Unaudited)




                                                   Common                           Accumulated
                                                   Shares          Additional          Other
                                                   $1 Par           Paid-In        Comprehensive       Retained
                                                   Value            Capital         Income (Loss)      Earnings         Total
                                                 ----------       -----------      --------------      --------         -----
                                                                                   (In thousands)


Balance, January 1, 2000                           $56,802          $ 84,929          $(9,578)       $  989,835       $1,121,988
                                                                                                                      ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments                                                                      2,644                              2,644
   Net change in unrealized foreign
    exchange gain (loss)                                                               (2,307)                            (2,307)
   Net income                                                                                            25,573           25,573
                                                                                                                      ----------
     Comprehensive income                                                                                                 25,910
                                                                                                                      ----------
Purchase of stock for treasury                      (1,505)          (30,589)                                            (32,094)
                                                   -------          --------          -------        ----------       ----------

Balance, March 31, 2000                            $55,297          $ 54,340          $(9,241)       $1,015,408       $1,115,804
                                                   =======          ========          =======        ==========       ==========

Balance, January 1, 2001                           $55,297          $ 54,340          $ 2,585        $1,092,019       $1,204,241
                                                                                                                      ----------
Comprehensive loss:
   Net change in unrealized gain (loss)
    on investments                                                                       (519)                              (519)
   Net change in unrealized foreign
    exchange gain (loss)                                                              (10,545)                           (10,545)
   Net change in unrealized gain (loss) on
    derivative instruments (including the
    cumulative effect of a change in
    accounting principle of $1,371)                                                      (613)                              (613)
   Net loss                                                                                            (19,487)          (19,487)
                                                                                                                      ----------
     Comprehensive loss                                                                                                  (31,164)
                                                                                                                      ----------
Exercise of options to purchase
   common shares                                        10              216                                                  226
                                                   -------         --------           -------       ----------        ----------

Balance, March 31, 2001                            $55,307         $ 54,556           $(9,092)      $1,072,532        $1,173,303
                                                   =======         ========           =======       ==========        ==========




             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2000, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2000 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2000 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2001 presentation.

2. Certain information concerning the Company's segments for the three month periods ended March 31, 2001 and 2000 is as follows (in thousands):



                                                                                              2001                    2000
                                                                                              ----                    ----

             Revenues:
               Property and casualty insurance                                            $ 33,612                 $ 37,321
               Banking and lending                                                          29,068                   23,132
               Foreign real estate                                                           5,921                    7,031
               Manufacturing                                                                13,699                   17,597
               Other operations                                                             22,952                   25,903
                                                                                          --------                 --------
                 Total revenue for reportable segments                                     105,252                  110,984
               Equity in associated companies                                                8,315                    3,309
               Corporate                                                                    18,227                   42,662
                                                                                          --------                 --------
                 Total consolidated revenues                                              $131,794                 $156,955
                                                                                          ========                 ========

             (Loss) income before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of a change in accounting principle:
               Property and casualty insurance                                            $(49,903)                $ (1,464)
               Banking and lending                                                            (719)                   1,545
               Foreign real estate                                                           1,381                      767
               Manufacturing                                                                   742                    3,116
               Other operations                                                              8,461                   11,746
                                                                                          --------                  -------
                 Total (loss) income before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of a change in accounting principle for reportable
                   segments                                                                (40,038)                  15,710
               Equity in associated companies                                                8,315                    3,309
               Corporate                                                                     3,513                   22,264
                                                                                          --------                 --------
                 Total consolidated (loss) income before income taxes, minority expense of trust preferred securities, extraordinary gain and
                   cumulative effect of a change in accounting principle                  $(28,210)                $ 41,283
                                                                                          ========                 ========


3. In February 2001, the Company, Berkshire Hathaway Inc. and Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway, announced a commitment to lend $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA") to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Under the commitment, Berkadia's funding obligations to FINOVA Capital have been guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway). The parties intend to finance this commitment; such financing is expected to be similarly guaranteed. The commitment, which expires on August 31, 2001, or earlier if certain events occur or conditions are not satisfied, provides that Berkadia will receive $6,000,000,000 principal amount of newly issued five year senior notes of FINOVA Capital, secured by substantially all of the assets of FINOVA and its subsidiaries (the "Berkadia Loan"). The loan will also be guaranteed on a secured basis by FINOVA and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia's obligation to make the loan is subject to a number of conditions, including Berkadia's satisfaction with the chapter 11 reorganization plan of the FINOVA companies, bankruptcy court and necessary creditor approvals, the issuance to Berkadia and/or the Company and Berkshire Hathaway of newly issued common stock of FINOVA totaling 51% of the stock of FINOVA to be outstanding on a fully diluted basis, and Berkadia being able to designate a majority of the Board of Directors of FINOVA.

     Upon execution of the commitment, FINOVA Capital paid Berkadia a non-refundable commitment fee of $60,000,000 and has agreed to pay a funding fee of $60,000,000 upon funding (or a termination fee of $60,000,000 if the commitment is not funded except in certain limited circumstances). In addition, FINOVA Capital has also agreed to reimburse Berkadia, Berkshire Hathaway and the Company for all fees and expenses incurred in connection with Berkadia's financing of its funding obligation under the commitment.

     In connection with the commitment, the Company entered into a ten-year management agreement with FINOVA pursuant to which the Company agreed to provide general management services, including services with respect to the formulation of a restructuring plan. For these services, the Company will receive an annual fee of $8,000,000, the first of which was paid when the agreement was signed.

     Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding or termination fee and all management fees. An annual facility fee to be paid by FINOVA Capital, equal to .25% of the outstanding amount of the loan, will be shared 70% to Berkshire Hathaway and 30% to the Company, and all income related to the Berkadia Loan will be shared 90% to Berkshire Hathaway and 10% to the Company. All decisions with respect to the management of Berkadia will require the mutual consent of the Company and Berkshire Hathaway, except for decisions related to the commitment, the financing of the commitment or the Berkadia Loan, which are in the sole control of Berkshire Hathaway.

     The Company's share of the commitment fee, $30,000,000, has been deferred and was not recognized in income when received. If the funding is consummated, the Company's share of the non-refundable commitment fee and the funding fee will be amortized to income over the term of the Berkadia Loan. If the commitment is not funded, the Company will fully recognize in income its share of the non-refundable commitment fee and any termination fee when received.

     As indicated above, the completion of the loan is subject to a number of conditions and there can be no assurance that it ultimately will be consummated.

4. On March 1, 2001, the Empire Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it filed plans of orderly withdrawal with the New York Insurance Department as required. Existing commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or

     Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Empire Group's renewal rights (the "Tower Agreement"). Under the Tower Agreement, Tower will buy the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies. The closing of the transaction is subject to the approval of the New York Insurance Department.

     The Empire Group increased reserves for loss and loss adjustment expenses by $39,000,000 and $3,000,000 for the three month periods ended March 31, 2001 and 2000, respectively. The increase during the first quarter of 2001 reflected adverse development in commercial package lines of business, primarily due to increases in severity of liability claims, adverse development in workers' compensation and automobile lines of business and an increase in estimated loss adjustment expenses related to claims handled in house. In addition, the Empire Group wrote-off approximately $7,800,000 of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

5. At December 31, 2000, the Company had outstanding collateralized notes receivable of $35,903,000, resulting from the 1999 sale of its 30% interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company. The note was paid in full in January 2001.

6. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, the Company reflects its derivative financial instruments at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on its customer banking deposits, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the strict effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

     In accordance with the transition provisions of SFAS 133, the Company recorded income from a cumulative effect of a change in accounting principle of $411,000, net of taxes, in results of operations for the three month period ended March 31, 2001 and recorded a loss of $1,371,000, net of taxes, as a cumulative effect of a change in accounting principle in accumulated other comprehensive income (loss). The Company expects to reclassify a net pre-tax charge of $705,000 during the next twelve months to investment and other income from the transition adjustment that was recorded in accumulated other comprehensive income (loss). The Company recorded a net pre-tax charge of $1,096,000 in investment and other income for the three month period ended March 31, 2001 as a result of accounting for its derivative financial instruments in accordance with SFAS 133.

7. A summary of accumulated other comprehensive income (loss) at March 31, 2001 and December 31, 2000 is as follows (in thousands):


                                                                              March 31,                   December 31,
                                                                                2001                          2000
                                                                             ----------                   -----------

             Net unrealized gains on investments                              $ 13,312                     $ 13,831
             Net unrealized foreign exchange losses                            (21,791)                     (11,246)
             Net unrealized losses on derivative instruments                      (613)                        -
                                                                              --------                     --------
                                                                              $ (9,092)                    $  2,585
                                                                              ========                     ========

8. Per share amounts were calculated by dividing net (loss) income by the sum of the weighted average number of common shares outstanding and, for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic and fully diluted (loss) earnings per share amounts was 55,299,000 for 2001 and 56,052,000 for 2000. For 2001, options and warrants to purchase approximately 347,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted loss per share, as those options and warrants were antidilutive.

9. Cash paid for interest and income taxes (net of refunds) was $14,955,000 and $220,000, respectively, for the three month period ended March 31, 2001 and $14,133,000 and $613,000, respectively, for the three month period ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10-K.

                         Liquidity and Capital Resources

For the three month period ended March 31, 2001, net cash was provided by operations; for the three month period ended March 31, 2000 net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group.

As of March 31, 2001, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $716,800,000. Additional sources of liquidity as of March 31, 2001 include $161,200,000 of cash and marketable securities collateralizing letters of credit and $174,200,000 of cash, cash equivalents and marketable securities held by Fidei.

In February 2001, the Company received $30,000,000 representing its share of the commitment fee paid by FINOVA in connection with a $6,000,000,000 loan commitment made by Berkadia, an entity jointly owned by the Company and Berkshire Hathaway. For more information related to the loan commitment and related agreements, see Note 3 of Notes to Interim Consolidated Financial Statements.

At December 31, 2000, the Company had outstanding collateralized notes receivable of $35,903,000 resulting from the 1999 sale of its 30% interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company. The note was paid in full in January 2001.

In May 2001, the Company borrowed $53,135,000 secured by its corporate aircraft. The promissory notes bear interest based on a floating rate and mature in ten years.


                              Results of Operations

      Three Months Ended March 31, 2001 Compared to the Three Months Ended
                                 March 31, 2000

Net earned premium revenues of the Empire Group were $23,203,000 and $27,966,000 for the three month periods ended March 31, 2001 and 2000, respectively. Earned and written premiums declined in almost all lines of business. The declines are due, in part, to previously announced decisions not to issue any new (as compared to renewal) insurance policies in any lines of business effective March 1, 2001, to non-renew all statutory automobile policies (public livery vehicles) effective March 1, 2001, and to not accept any new private passenger automobile policies effective December 2000. Any remaining commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower. Under the Tower Agreement, Tower will buy the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee that is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies. The closing of the transaction is subject to the approval of the New York Insurance Department.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

Pre-tax losses for the Empire Group were $50,117,000 and $1,658,000 for the three month periods ended March 31, 2001 and 2000, respectively. The pre-tax losses include increases for loss and loss adjustment expenses for prior accident years of $39,000,000 and $3,000,000 for the three month periods ended March 31, 2001 and 2000, respectively. In addition, during the first quarter of 2001, the Empire Group wrote-off approximately $7,800,000 of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

During the first quarter of 2001, the Empire Group increased its reserve estimates for its commercial package policies lines of business, primarily due to an increase in severity of liability claims for accident years 1998 and prior. The Empire Group, along with other carriers that write similar risks in the New York marketplace, has exposure for third party liability claims in many of its lines of business. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's historical experience for similar claims, which had formed the basis for the Empire Group's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Empire Group's marketplace. Accordingly, the Empire Group has increased its loss reserve estimate by approximately $18,000,000 due to an estimated increase in severity for certain of these exposures.

First quarter 2001 reserve strengthening also resulted from unfavorable development principally in its automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of business. The Empire Group believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has strengthened loss reserves for all automobile lines by $9,000,000. In addition, during the first quarter, the Empire Group recalculated its estimate of loss adjustment expenses and increased its reserve by $7,000,000, primarily as a result of increased costs to settle claims handled in house.

In management's judgment, information currently available has been appropriately considered in estimating the Empire Group's loss reserves. However, the reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. As additional experience and other data become available and are reviewed, the Company's estimates and judgments may be revised.

Manufacturing revenues, gross profit and pre-tax results declined in 2001 primarily due to increased competition, economic conditions and customer inventory reductions.

Finance revenues, which reflect the level and mix of consumer instalment loans, increased in the three month period ended March 31, 2001 as compared to the similar period in 2000 due to greater average loans outstanding. Average loans outstanding during the first quarter of 2001 were $524,285,000 as compared to $348,323,000 during the first quarter of 2000. Operating results, excluding the changes in market values of interest rate swaps, also increased, but were negatively affected by higher interest expense due to the increased customer banking deposits and higher interest rates thereon, and a larger provision for loan losses. The Company believes that a weaker economy and increased bankruptcies have contributed to its loan losses. In an effort to reduce losses, during the first quarter of 2001 the Company began to exit certain states and automobile dealer relationships with historically higher loan losses. As a result, the volume of new subprime automobile loans generated has begun to decline.

Pre-tax results for the banking and lending segment for the first quarter of 2001 reflect approximately $3,200,000 of charges primarily resulting from a mark-to-market loss on its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

Investment and other income decreased in 2001 as compared to 2000 principally due to decreased gains from sales of domestic real estate properties, a reduction in investment income resulting primarily from a reduction in investments held by the Empire Group, decreased rent income related to Fidei's smaller base of remaining real estate properties, a reduction in revenues related to MK Gold Company and the charge of $1,096,000 for the three month period ended March 31, 2001 related to its derivative financial instruments, as discussed more fully above. Such decreases were partially offset by increased revenues from the Company's oil and gas operations, which totaled $4,554,000 in 2001.

In 2000, net securities gains includes a pre-tax gain of approximately $24,600,000 on the sale of Jordan Telecommunication Products, Inc.

The number of shares used to calculate basic and fully diluted (loss) earnings per share amounts was 55,299,000 for 2001 and 56,052,000 for 2000. For 2001,
options and warrants to purchase approximately 347,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted loss per share, as those options and warrants were antidilutive.

              Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, consummation of the Tower Agreement, adverse selection through renewals of the Empire Group's policies, the Company's ability to develop an alternate business model for the Empire Group, adverse environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's Spanish mining rights, changes in the commercial real estate market in France, the success of ultimate negotiations with the FINOVA companies and their creditors, approval of a FINOVA chapter 11 plan having materially different terms than those set forth in the commitment letter of Berkadia LLC and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        a)Exhibits.

          None.

        b)Reports on Form 8-K.

          The Company filed current reports on Form 8-K dated February 26, 2001 and February 28, 2001 which set forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LEUCADIA NATIONAL CORPORATION
                                                 (Registrant)





Date:   May 14, 2001                      By /s/ Barbara L. Lowenthal
                                          ---------------------------
                                          Barbara L. Lowenthal
                                          Vice President and Comptroller
                                          (Chief Accounting Officer)