Form 10-Q/A
period 2001-06-30
LEUCADIA NATIONAL CORP
filed 2001-08-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2001

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
             YES         X              NO
                      -------                -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
             YES                       NO
                      -------                -------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 6, 2001: 55,313,257.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
(Dollars in thousands, except par value)

                                                                                                       June 30,         December 31,
                                                                                                         2001               2000
                                                                                                     ------------       ------------
                                                                                                     (Unaudited)


ASSETS
Investments:
   Available for sale (aggregate cost of $1,020,813 and $860,802)                                     $ 1,024,900        $   877,668
   Trading securities (aggregate cost of $186,252 and $150,951)                                           163,045            137,281
   Held to maturity (aggregate fair value of $14,616 and $18,907)                                          14,447             18,799
   Other investments, including accrued interest income                                                    97,936             26,670
                                                                                                      -----------        -----------
       Total investments                                                                                1,300,328          1,060,418
Cash and cash equivalents                                                                                 382,501            552,158
Reinsurance receivables, net                                                                               14,696             18,810
Trade, notes and other receivables, net                                                                   764,314            799,211
Prepaids and other assets                                                                                 307,058            328,187
Property, equipment and leasehold improvements, net                                                       188,743            192,308
Investments in associated companies                                                                       174,422            192,545
                                                                                                      -----------        -----------

           Total                                                                                      $ 3,132,062        $ 3,143,637
                                                                                                      ===========        ===========

LIABILITIES
Customer banking deposits                                                                             $   555,637        $   526,172
Trade payables and expense accruals                                                                       176,429            215,150
Other liabilities                                                                                         142,843            117,639
Income taxes payable                                                                                      109,407            114,769
Deferred tax liability                                                                                     47,823             55,137
Policy reserves                                                                                           351,997            365,958
Unearned premiums                                                                                          37,974             56,936
Debt, including current maturities                                                                        405,781            374,523
                                                                                                      -----------        -----------
       Total liabilities                                                                                1,827,891          1,826,284
                                                                                                      -----------        -----------

Minority interest                                                                                          13,041             14,912
                                                                                                      -----------        -----------
Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely subordinated debt securities of the Company                             98,200             98,200
                                                                                                      -----------        -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 55,313,107 and 55,296,728 shares issued and outstanding, after deducting
 63,117,284 and 63,116,263 shares held in treasury                                                         55,313             55,297
Additional paid-in capital                                                                                 54,683             54,340
Accumulated other comprehensive income (loss)                                                             (15,472)             2,585
Retained earnings                                                                                       1,098,406          1,092,019
                                                                                                      -----------        -----------
       Total shareholders' equity                                                                       1,192,930          1,204,241
                                                                                                      -----------        -----------

           Total                                                                                      $ 3,132,062        $ 3,143,637
                                                                                                      ===========        ===========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the periods ended June 30, 2001 and 2000
(In thousands, except per share amounts)
(Unaudited)

                                                                                        For the Three Month      For the Six Month
                                                                                       Period Ended June 30,   Period Ended June 30,
                                                                                       ---------------------   ---------------------
                                                                                          2001         2000       2001        2000
                                                                                          ----         ----       ----        ----

Revenues:
   Insurance revenues and commissions                                                   $ 18,625    $ 28,208    $ 41,828    $ 56,174
   Manufacturing                                                                          12,613      17,477      26,261      35,072
   Finance                                                                                28,898      20,841      56,610      39,142
   Investment and other income                                                            60,291      59,501     113,355     119,919
   Equity in income of associated companies                                               18,509       6,526      26,824       9,835
   Net securities gains                                                                   12,100       4,382      17,952      33,748
                                                                                        --------    --------    --------    --------
                                                                                         151,036     136,935     282,830     293,890
                                                                                        --------    --------    --------    --------

Expenses:
   Provision for insurance losses and policy benefits                                     19,740      26,063      85,508      51,662
   Amortization of deferred policy acquisition costs                                       3,565       7,079      16,965      13,015
   Manufacturing cost of goods sold                                                        8,346      10,492      18,034      21,439
   Interest                                                                               14,641      15,143      29,221      28,297
   Salaries                                                                               13,242      15,461      28,010      30,685
   Selling, general and other expenses                                                    48,453      46,985      90,253      91,797
                                                                                        --------    --------    --------    --------
                                                                                         107,987     121,223     267,991     236,895
                                                                                        --------    --------    --------    --------
       Income before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of a change in
        accounting principle                                                              43,049      15,712      14,839      56,995
Income taxes                                                                              15,795       4,804       6,102      19,695
                                                                                        --------    --------    --------    --------
       Income before minority expense of trust preferred securities, extraordinary gain and cumulative effect of a change
        in accounting principle                                                           27,254      10,908       8,737      37,300
Minority expense of trust preferred securities, net of taxes                               1,380       1,380       2,761       2,761
                                                                                        --------    --------    --------    --------
       Income before extraordinary gain and cumulative effect of a change
        in accounting principle                                                           25,874       9,528       5,976      34,539
Extraordinary gain from early extinguishment of debt, net of taxes                          --          --          --           562
                                                                                        --------    --------    --------    --------

       Income before cumulative effect of a change in accounting principle                25,874       9,528       5,976      35,101
Cumulative effect of a change in accounting principle                                       --          --           411        --
                                                                                        --------    --------    --------    --------

       Net income                                                                       $ 25,874    $  9,528    $  6,387    $ 35,101
                                                                                        ========    ========    ========    ========

Basic earnings per common share:
   Income before extraordinary gain and cumulative effect of a change
    in accounting principle                                                             $    .47    $    .17    $    .11    $    .62
   Extraordinary gain                                                                       --          --          --           .01
   Cumulative effect of a change in accounting principle                                    --          --           .01        --
                                                                                        --------    --------    --------    --------
       Net income                                                                       $    .47    $    .17    $    .12    $    .63
                                                                                        ========    ========    ========    ========

Diluted earnings per common share:
   Income before extraordinary gain and cumulative effect of a change
    in accounting principle                                                             $    .47    $    .17    $    .11    $    .62
   Extraordinary gain                                                                       --          --          --           .01
   Cumulative effect of a change in accounting principle                                    --          --           .01        --
                                                                                        --------    --------    --------    --------
       Net income                                                                       $    .47    $    .17    $    .12    $    .63
                                                                                        ========    ========    ========    ========






             See notes to interim consolidated financial statements.
                                       3

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2001 and 2000
(Unaudited)


                                                                                                           2001                2000
                                                                                                           ----                ----
                                                                                                                (In thousands)

Net cash flows from operating activities:
Net income                                                                                             $   6,387          $  35,101
Adjustments to reconcile net income to net cash (used for) operations:
Extraordinary gain, net of taxes                                                                            --                 (562)
Cumulative effect of a change in accounting principle                                                       (411)              --
(Benefit) provision for deferred income taxes                                                             (1,811)             6,150
Depreciation and amortization of property, equipment and leasehold improvements                           10,351              9,401
Other amortization                                                                                        11,188             15,034
Provision for doubtful accounts                                                                           16,173             14,157
Net securities gains                                                                                     (17,952)           (33,748)
Equity in income of associated companies                                                                 (26,824)            (9,835)
Gain on disposal of real estate, property and equipment                                                  (19,827)           (22,304)
Investments classified as trading, net                                                                   (11,803)           (10,247)
Deferred policy acquisition costs incurred and deferred                                                   (6,180)           (14,156)
Net change in:
   Reinsurance receivables                                                                                 4,114              2,488
   Trade and other receivables                                                                            16,561            (11,083)
   Prepaids and other assets                                                                              (2,051)             4,055
   Trade payables and expense accruals                                                                   (23,175)           (28,913)
   Other liabilities                                                                                      26,892             (2,279)
   Income taxes payable                                                                                   (5,362)             4,056
   Policy reserves                                                                                       (13,961)           (69,894)
   Unearned premiums                                                                                     (18,962)             4,511
Other                                                                                                        105              6,263
                                                                                                       ---------          ---------
   Net cash (used for) operating activities                                                              (56,548)          (101,805)
                                                                                                       ---------          ---------

Net cash flows from investing activities:
Acquisition of real estate, property, equipment and leasehold improvements                               (25,288)           (36,425)
Proceeds from disposals of real estate, property and equipment                                            53,729             48,814
Advances on loan receivables                                                                            (164,129)          (167,155)
Principal collections on loan receivables                                                                 95,908             70,838
Advances on notes receivables                                                                             (2,584)           (30,450)
Collections on notes receivables                                                                          38,644              3,897
Investments in associated companies                                                                       (5,714)          (107,520)
Distributions from associated companies                                                                   50,709             13,943
Purchases of investments (other than short-term)                                                        (825,493)          (632,702)
Proceeds from maturities of investments                                                                  243,674             39,473
Proceeds from sales of investments                                                                       356,310            581,160
                                                                                                       ---------          ---------
   Net cash (used for) investing activities                                                             (184,234)          (216,127)
                                                                                                       ---------          ---------

Net cash flows from financing activities:
Net change in short-term borrowings                                                                         --               30,350
Net change in customer banking deposits                                                                   29,681             85,694
Issuance of long-term debt                                                                                53,979            100,000
Reduction of long-term debt                                                                               (6,249)           (17,734)
Purchase of common shares for treasury                                                                       (34)           (32,094)
                                                                                                       ---------          ---------
   Net cash provided by financing activities                                                              77,377            166,216
                                                                                                       ---------          ---------
Effect of foreign exchange rate changes on cash                                                           (6,252)            (6,996)
                                                                                                       ---------          ---------
   Net (decrease) in cash and cash equivalents                                                          (169,657)          (158,712)
Cash and cash equivalents at January 1,                                                                  552,158            296,058
                                                                                                       ---------          ---------
Cash and cash equivalents at June 30,                                                                  $ 382,501          $ 137,346
                                                                                                       =========          =========


            See notes to interim consolidated financial statements.
                                       4

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2001 and 2000
(In thousands, except par value)
(Unaudited)



                                                                     Common                    Accumulated
                                                                     Shares     Additional        Other
                                                                     $1 Par      Paid-In       Comprehensive   Retained
                                                                     Value       Capital       Income (Loss)   Earnings     Total
                                                                     -----       -------       -------------   --------     -----


Balance, January 1, 2000                                           $   56,802    $   84,929    $   (9,578)   $  989,835  $1,121,988
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on investments                                             26,736                    26,736
   Net change in unrealized foreign exchange gain (loss)                                           (3,018)                   (3,018)
   Net income                                                                                                    35,101      35,101
                                                                                                                         ----------
     Comprehensive income                                                                                                    58,819
                                                                                                                         ----------
Purchase of stock for treasury                                         (1,505)      (30,589)                                (32,094)
                                                                   ----------    ----------    ----------    ----------  ----------

Balance, June 30, 2000                                             $   55,297    $   54,340    $   14,140    $1,024,936  $1,148,713
                                                                   ==========    ==========    ==========    ==========  ==========


Balance, January 1, 2001                                           $   55,297    $   54,340    $    2,585    $1,092,019  $1,204,241
                                                                                                                         ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on investments                                             (7,632)                   (7,632)
   Net change in unrealized foreign exchange gain (loss)                                          (10,286)                  (10,286)
   Net change in unrealized gain (loss) on derivative
     instruments (including the cumulative effect of a
     change in accounting principle of $1,371)                                                       (139)                     (139)
   Net income                                                                                                     6,387       6,387
                                                                                                                         ----------
     Comprehensive loss                                                                                                     (11,670)
                                                                                                                         ----------
Exercise of options to purchase common shares                              17           376                                     393
Purchase of stock for treasury                                             (1)          (33)                                    (34)
                                                                   ----------    ----------    ----------    ----------  ----------

Balance, June 30, 2001                                             $   55,313    $   54,683    $  (15,472)   $1,098,406  $1,192,930
                                                                   ==========    ==========    ==========    ==========  ==========






             See notes to interim consolidated financial statements.
                                       5

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

2. Certain information concerning the Company's segments for the six and three month periods ended June 30, 2001 and 2000 is as follows (in thousands):


                                                                                    For the Three Month         For the Six Month
                                                                                   Period Ended June 30,       Period Ended June 30,
                                                                                   ---------------------       ---------------------
                                                                                       2001        2000         2001         2000
                                                                                       ----        ----         ----         ----

Revenues:
   Property and casualty insurance                                                 $  26,902    $  38,033    $  60,514    $  75,354
   Banking and lending                                                                32,886       25,496       61,954       48,628
   Foreign real estate                                                                 6,533        8,408       12,454       15,439
   Manufacturing                                                                      12,657       17,477       26,356       35,074
   Other operations                                                                   30,618       24,406       53,570       50,309
                                                                                   ---------    ---------    ---------    ---------
      Total revenue for reportable segments                                          109,596      113,820      214,848      224,804
   Equity in associated companies                                                     18,509        6,526       26,824        9,835
   Corporate                                                                          22,931       16,589       41,158       59,251
                                                                                   ---------    ---------    ---------    ---------

       Total consolidated revenues                                                 $ 151,036    $ 136,935    $ 282,830    $ 293,890
                                                                                   =========    =========    =========    =========

Income (loss) before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of a change in accounting principle:
   Property and casualty insurance                                                 $  (1,239)   $  (3,056)   $ (51,142)   $  (4,520)
   Banking and lending                                                                 5,789        3,109        5,070        4,654
   Foreign real estate                                                                (2,401)       2,518       (1,020)       3,285
   Manufacturing                                                                         900        3,783        1,642        6,899
   Other operations                                                                   11,930        9,639       20,391       21,385
                                                                                   ---------    ---------    ---------    ---------
       Total income (loss) before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of a
         change in accounting principle for reportable segments                       14,979       15,993      (25,059)      31,703
   Equity in associated companies                                                     18,509        6,526       26,824        9,835
   Corporate                                                                           9,561       (6,807)      13,074       15,457
                                                                                   ---------    ---------    ---------    ---------
       Total consolidated income before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative
         effect of a change in accounting principle                                $  43,049    $  15,712    $  14,839    $  56,995
                                                                                   =========    =========    =========    =========


3. In February 2001, the Company, Berkshire Hathaway Inc. and Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway, announced a commitment to lend $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA") to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Under the commitment, Berkadia's funding obligations to FINOVA Capital have been guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway). The parties intend to finance this commitment; such financing is expected to be similarly guaranteed. The commitment, which expires on August 31, 2001, or earlier if certain events occur or conditions are not satisfied, provides that Berkadia will receive up to $6,000,000,000 principal amount of newly issued five year senior notes of FINOVA Capital, secured by substantially all of the assets of FINOVA and its subsidiaries (the "Berkadia Loan"). The loan will also be guaranteed on a secured basis by FINOVA and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia's obligation to make the loan is subject to a number of conditions, including Berkadia's satisfaction with the chapter 11 reorganization plan of the FINOVA companies, bankruptcy court and necessary creditor approvals, the issuance to Berkadia and/or the Company and Berkshire Hathaway of newly issued common stock of FINOVA totaling 50% of the stock of FINOVA to be outstanding on a fully diluted basis, and Berkadia being able to designate a majority of the Board of Directors of FINOVA.

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

     Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding or termination fee and all management fees. All income related to the Berkadia Loan, after payment of financing costs, will be shared 90% to Berkshire Hathaway and 10% to the Company. All decisions with respect to the commitment, the financing of the commitment or the Berkadia Loan, are in the sole control of Berkshire Hathaway.

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

     On August 10, 2001, the bankruptcy court confirmed the chapter 11 reorganization plan for the FINOVA companies. While it is anticipated that consummation of the reorganization plan and completion of the loan will occur prior to August 31, 2001, the plan and loan remain subject to certain conditions and there can be no assurance that they ultimately will be consummated.

4. On March 1, 2001, the Empire Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it filed plans of orderly withdrawal with the New York
     Insurance Department (the "Department") as required. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Empire Group's renewal rights. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

     The Empire Group increased reserves for loss and loss adjustment expenses by $39,000,000 and $6,000,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $3,000,000 for the three month period ended June 30, 2000. The increase during the six month period ended June 30, 2001 reflected adverse development in commercial package lines of business, primarily due to increases in severity of liability claims, adverse development in workers' compensation and automobile lines of business and an increase in estimated loss adjustment expenses related to claims handled in house. In addition, the Empire Group wrote-off approximately $9,100,000 and $1,300,000 of deferred policy acquisition costs during the six and three month periods ended June 30, 2001, respectively, as their recoverability from premiums and related investment income was no longer anticipated.

     In July 2001, the Department informed the Empire Group of its examination findings concerning the three-year period ended December 31, 1999. The report on examination has not been filed and the Empire Group is in the process of reviewing these findings with the Department. Among other matters, the Department's report indicated a loss reserve deficiency for the Empire Group. Although this deficiency is less than the combined surplus of the Empire Group, after it is allocated among the companies within the Empire Group, this deficiency causes Empire's stand alone statutory surplus to fall below minimum required levels. In addition, the Empire Group's current structure causes Empire's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. Accordingly, the Empire Group is evaluating reorganizing its current structure to reduce and/or eliminate these statutory limitations. Additionally, the Empire Group is considering certain other transactions to increase Empire's surplus above the minimum required level on a stand alone basis and which will also increase surplus for the Group.

     The Empire Group believes that these transactions will serve as a basis for providing the Department by the end of August 2001 with a plan for remedying Empire's surplus deficiency. Such a plan is subject to the review and approval of the Department. No assurance can be given that the Empire Group's plan will be approved by the Department or that material adverse regulatory action will not be taken, which could result in the Company recognizing a partial or total loss on its investment in the Empire Group.

     The Company's investment in the Empire Group was approximately $63,600,000 at June 30, 2001.

5. In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"), that is expected to represent approximately 4% of WMIG on an as converted basis. At June 30, 2001, the Company's investment in WMIG, which is reflected in other investments, had a market value of $141,000,000 on an as converted basis. These securities will be automatically converted upon approval by WMIG's shareholders, which is being sought by WMIG. WMIG is a Bermuda-domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance.

6. At December 31, 2000, the Company had outstanding collateralized notes receivable of $35,903,000, resulting from the 1999 sale of its 30% interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company. The receivable was paid in full in January 2001.

7. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, the Company reflects its derivative financial instruments at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on its customer banking deposits, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the strict effectiveness criteria under the SFAS 133, and therefore are not accounted for as hedges.

     In accordance with the transition provisions of SFAS 133, the Company recorded income from a cumulative effect of a change in accounting principle of $411,000, net of taxes, in results of operations for the six month period ended June 30, 2001 and recorded a loss of $1,371,000, net of taxes, as a cumulative effect of a change in accounting principle in accumulated other comprehensive income (loss). The Company expects to reclassify a net pre-tax charge of $705,000 during the next twelve months to investment and other income from the transition adjustment that was recorded in accumulated other comprehensive income (loss). Amounts recorded in investment and other income for the six and three month periods ended June 30, 2001 as a result of accounting for its derivative financial instruments in accordance with SFAS 133 were not material.

8. A summary of accumulated other comprehensive income (loss) at June 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                             June 30,                December 31,
                                                                              2001                      2000
                                                                            --------                 ---------

          Net unrealized gains on investments                               $  6,199                 $ 13,831
          Net unrealized foreign exchange losses                             (21,532)                 (11,246)
          Net unrealized losses on derivative instruments                       (139)                    --
                                                                            --------                 --------
                                                                            $(15,472)                $  2,585
                                                                            ========                 ========

9. Per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings per share amounts was 55,304,000 and 55,728,000 for the six month periods ended June 30, 2001 and 2000, respectively, and 55,309,000 and 55,297,000 for the three month periods ended June 30, 2001 and 2000, respectively. The number of shares used to calculate diluted earnings per share amounts was 55,640,000 and 55,735,000 for the six month periods ended June 30, 2001 and 2000, respectively, and 55,635,000 and 55,311,000 for the three month periods ended June 30, 2001 and 2000, respectively.

10. Cash paid for interest and income taxes (net of refunds) was $28,070,000 and $11,786,000, respectively, for the six month period ended June 30, 2001 and $25,472,000 and $8,002,000, respectively, for the six month period ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10-K.

                         Liquidity and Capital Resources

For the six month periods ended June 30, 2001 and 2000 net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group.

As of June 30, 2001, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $716,400,000. Additional sources of liquidity as of June 30, 2001 include $163,700,000 of cash and marketable securities collateralizing letters of credit, $175,200,000 of cash, cash equivalents and marketable securities held by Fidei and the investment in WMIG described below.

In February 2001, the Company received $30,000,000 representing its share of the commitment fee paid by FINOVA in connection with a $6,000,000,000 loan commitment made by Berkadia, an entity jointly owned by the Company and Berkshire Hathaway. For more information related to the loan commitment and related agreements, see Note 3 of Notes to Interim Consolidated Financial Statements.

In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of WMIG, that is expected to represent approximately 4% of WMIG on an as converted basis. At June 30, 2001, the Company's investment in WMIG, which is reflected in other investments, had a market value of $141,000,000 on an as converted basis. These securities will be automatically converted upon approval by WMIG's shareholders, which is being sought by WMIG. WMIG is a Bermuda-domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance.

In May 2001, the Company borrowed $53,135,000 secured by its corporate aircraft. The promissory notes bear interest based on a floating rate and mature in ten years.

At December 31, 2000, the Company had outstanding collateralized notes receivable of $35,903,000 resulting from the 1999 sale of its 30% interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company. The receivable was paid in full in January 2001.

                              Results of Operations

                  The 2001 Periods Compared to the 2000 Periods

Net earned premium revenues of the Empire Group were $41,828,000 and $56,174,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $18,625,000 and $28,208,000 for the three month periods ended June 30, 2001 and 2000, respectively. Earned and written premiums declined in almost all lines of business. The declines are due, in part, to previously announced decisions not to issue any new (as compared to renewal) insurance policies in any lines of business effective March 1, 2001, to non-renew all statutory automobile policies (public livery vehicles) effective March 1, 2001, and to not accept any new private passenger automobile policies effective December 2000. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

Pre-tax losses for the Empire Group were $51,571,000 and $4,919,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $1,454,000 and $3,261,000 for the three month periods ended June 30, 2001 and 2000, respectively. The pre-tax losses include increases for loss and loss adjustment expenses for prior accident years of $39,000,000 and $6,000,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $3,000,000 for the three month period ended June 30, 2000. In addition, during the six and three month periods ended June 30, 2001, the Empire Group wrote-off approximately $9,100,000 and $1,300,000, respectively, of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

During 2001, the Empire Group increased its reserve estimates for its commercial package policies lines of business, primarily due to an increase in severity of liability claims for accident years 1998 and prior. The Empire Group, along with other carriers that write similar risks in the New York marketplace, has exposure for third party liability claims in many of its lines of business. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's historical experience for similar claims, which had formed the basis for the Empire Group's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Empire Group's marketplace. Accordingly, the Empire Group has increased its loss reserve estimate for the six month period ended June 30, 2001 by approximately $18,000,000 due to an estimated increase in severity for certain of these exposures.

Reserve strengthening in the six month period ended June 30, 2001 also resulted from unfavorable development principally in its automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of business. The Empire Group believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has strengthened loss reserves for all automobile lines by $9,000,000 for the six month period ended June 30, 2001. In addition, during the six month period ended June 30, 2001, the Empire Group recalculated its estimate of loss adjustment expenses and increased its reserve by $7,000,000, primarily as a result of increased costs to settle claims handled in house.

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

In July 2001, the Department informed the Empire Group of its examination findings concerning the three-year period ended December 31, 1999. The report on examination has not been filed and the Empire Group is in the process of reviewing these findings with the Department. Among other matters, the Department's report indicated a loss reserve deficiency for the Empire Group. Although this deficiency is less than the combined surplus of the Empire Group, after it is allocated among the companies within the Empire Group, this deficiency causes Empire's stand alone statutory surplus to fall below minimum required levels. In addition, the Empire Group's current structure causes Empire's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. Accordingly, the Empire Group is evaluating reorganizing its current structure to reduce and/or eliminate these statutory limitations. Additionally, the Empire Group is considering certain other transactions to increase Empire's surplus above the minimum required level on a stand alone basis and which will also increase surplus for the Group.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The Empire Group believes that these transactions will serve as a basis for providing the Department by the end of August 2001 with a plan for remedying Empire's surplus deficiency. Such a plan is subject to the review and approval of the Department. No assurance can be given that the Empire Group's plan will be approved by the Department or that material adverse regulatory action will not be taken, which could result in the Company recognizing a partial or total loss on its investment in the Empire Group.

The Company's investment in the Empire Group was approximately $63,600,000 at June 30, 2001.

Manufacturing revenues, gross profit and pre-tax results declined in the 2001 periods primarily due to increased competition, customer inventory reductions and economic conditions.

Finance revenues, which reflect the level and mix of consumer instalment loans, increased in the six and three month periods ended June 30, 2001 as compared to the similar periods in 2000 due to greater average loans outstanding. Average loans outstanding during the six and three month periods ended June 30, 2001 were $536,608,000 and $548,727,000, respectively, as compared to $370,814,000 and $393,408,000, respectively, during the six and three month periods ended June 30, 2000. Operating results also increased, but were negatively affected by higher interest expense due to the increased customer banking deposits and higher interest rates thereon, a larger provision for loan losses and, for the six month period ended June 30, 2001, changes in market values of interest rate swaps. The Company believes that a weaker economy and increased bankruptcies have contributed to its loan losses. In an effort to reduce losses, during 2001 the Company began to exit certain states and automobile dealer relationships with historically higher loan losses. As a result, the volume of new subprime automobile loans generated has begun to decline.

Pre-tax results for the banking and lending segment for the six month period ended June 30, 2001 reflect approximately $3,100,000 of charges primarily resulting from a mark-to-market loss on its interest rate swaps. Such mark-to-market adjustment was not material for the three month period ended June 30, 2001. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

Investment and other income decreased in the six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000 principally due to decreased gains from sales of real estate properties, a reduction in investment income resulting primarily from a reduction in investments held by the Empire Group, decreased rent income related to Fidei's smaller base of remaining real estate properties and a reduction in revenues related to MK Gold Company. Such decreases were partially offset by increased revenues from the Company's oil and gas operations which totaled $6,300,000 for the six month period ended June 30, 2001.

Equity in income of associated companies increased in the six and three month periods ended June 30, 2001 primarily due to the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC and from the Company's equity investments in real estate businesses.

In the six month period ended June 30, 2000,  net  securities  gains  includes a
pre-tax   gain   of   approximately   $24,600,000   on  the   sale   of   Jordan
Telecommunication Products, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Selling, general and other expenses for the six and three month periods ended June 30, 2001 includes a charge of $4,600,000 related to value added taxes assessed against Fidei for a previously sold property.

The number of shares used to calculate basic earnings per share amounts was 55,304,000 and 55,728,000 for the six month periods ended June 30, 2001 and 2000, respectively, and 55,309,000 and 55,297,000 for the three month periods ended June 30, 2001 and 2000, respectively. The number of shares used to calculate diluted earnings per share was 55,640,000 and 55,735,000 for the six month periods ended June 30, 2001 and 2000, respectively, and 55,635,000 and 55,311,000 for the three month periods ended June 30, 2001 and 2000, respectively.

              Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, effectiveness of the Tower agreement, adverse selection through renewals of the Empire Group's policies, the Company's ability to develop an alternate business model for the Empire Group, regulatory approval of the Empire Group's plan in response to the findings of the New York Insurance Department, adverse regulatory action against the Empire Group, adverse environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's Spanish mining rights, changes in the commercial real estate market in France, implementation of the FINOVA restructuring plan and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were submitted to a vote of shareholders at the Company's 2001 Annual Meeting of Shareholders held on June 6, 2001.

           a)   Election of directors.

                                                                  Number of Shares
                                                                  ----------------
                                                               For                  Withheld
                                                               ----                 --------

                Ian M. Cumming                               49,691,439               66,652
                Paul M. Dougan                               49,690,694               67,397
                Lawrence D. Glaubinger                       49,690,499               67,592
                James E. Jordan                              49,689,234               68,857
                Jesse Clyde Nichols, III                     49,691,339               66,752
                Joseph S. Steinberg                          49,691,429               66,662

           b) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2001.


                For                                          49,691,219
                Against                                          27,414
                Abstentions                                      39,458
                Broker non votes                                   -



Item 6.    Exhibits and Reports on Form 8-K.

           a)   Exhibits.

                None.

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




                                            LEUCADIA NATIONAL CORPORATION
                                            (Registrant)




Date:  August 14, 2001                       By: /s/ Barbara L. Lowenthal
                                                 ------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                (Chief Accounting Officer)