Form 10-Q
period 2001-09-30
LEUCADIA NATIONAL CORP
filed 2001-11-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 6, 2001:
55,315,257.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
(Dollars in thousands, except par value)

                                                                                                      September 30,     December 31,
                                                                                                          2001               2000
                                                                                                       ----------       ------------
                                                                                                      (Unaudited)
ASSETS
Investments:
   Available for sale (aggregate cost of $1,064,150 and $860,802)                                       $1,105,854        $  877,668
   Trading securities (aggregate cost of $158,551 and $150,951)                                            124,715           137,281
   Held to maturity (aggregate fair value of $13,974 and $18,907)                                           13,860            18,799
   Other investments, including accrued interest income                                                     19,747            26,670
                                                                                                        ----------        ----------
       Total investments                                                                                 1,264,176         1,060,418
Cash and cash equivalents                                                                                  541,064           552,158
Reinsurance receivables, net                                                                                29,329            18,810
Trade, notes and other receivables, net                                                                    725,380           799,211
Prepaids and other assets                                                                                  320,809           328,187
Property, equipment and leasehold improvements, net                                                        186,338           192,308
Investments in associated companies                                                                        168,986           192,545
                                                                                                        ----------        ----------

           Total                                                                                        $3,236,082        $3,143,637
                                                                                                        ==========        ==========

LIABILITIES
Customer banking deposits                                                                               $  555,172        $  526,172
Trade payables and expense accruals                                                                        155,052           215,150
Other liabilities                                                                                          254,853           117,639
Income taxes payable                                                                                       121,022           114,769
Deferred tax liability                                                                                      29,902            55,137
Policy reserves                                                                                            361,433           365,958
Unearned premiums                                                                                           25,759            56,936
Debt, including current maturities                                                                         429,439           374,523
                                                                                                        ----------        ----------
       Total liabilities                                                                                 1,932,632         1,826,284
                                                                                                        ----------        ----------

Minority interest                                                                                           14,715            14,912
                                                                                                        ----------        ----------
Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely subordinated debt securities of the Company                              98,200            98,200
                                                                                                        ----------        ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares; 55,315,257 and 55,296,728 shares issued and outstanding, after deducting
   63,117,584 and 63,116,263 shares held in treasury                                                        55,315            55,297
Additional paid-in capital                                                                                  54,726            54,340
Accumulated other comprehensive income                                                                      14,048             2,585
Retained earnings                                                                                        1,066,446         1,092,019
                                                                                                        ----------        ----------
       Total shareholders' equity                                                                        1,190,535         1,204,241
                                                                                                        ----------        ----------

           Total                                                                                        $3,236,082        $3,143,637
                                                                                                        ==========        ==========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2001 and 2000
(In thousands, except per share amounts)
(Unaudited)

                                                                                           For the                   For the
                                                                                      Three Month Period         Nine Month Period
                                                                                      Ended September 30,        Ended September 30,
                                                                                      --------------------      --------------------
                                                                                        2001          2000       2001         2000
                                                                                        ----          ----       ----         ----

Revenues:
   Insurance revenues and commissions                                                $  10,804    $  26,582   $  52,632    $  82,756
   Manufacturing                                                                        15,550       17,434      41,811       52,506
   Finance                                                                              29,374       23,536      85,984       62,678
   Investment and other income                                                          69,781       86,162     183,136      206,081
   Equity in income (losses) of associated companies                                   (77,000)      14,655     (50,176)      24,490
   Net securities gains                                                                 12,985        5,186      30,937       38,934
                                                                                     ---------    ---------   ---------    ---------
                                                                                        61,494      173,555     344,324      467,445
                                                                                     ---------    ---------   ---------    ---------

Expenses:
   Provision for insurance losses and policy benefits                                   27,362       38,820     112,870       90,482
   Amortization of deferred policy acquisition costs                                      --          6,404      16,965       19,419
   Manufacturing cost of goods sold                                                     10,330       11,076      28,364       32,515
   Interest                                                                             14,490       15,368      43,711       43,665
   Salaries                                                                             11,252       14,381      39,262       45,066
   Selling, general and other expenses                                                  46,971       42,778     137,224      134,575
                                                                                     ---------    ---------   ---------    ---------
                                                                                       110,405      128,827     378,396      365,722
                                                                                     ---------    ---------   ---------    ---------
       Income (loss) before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of
        a change in accounting principle                                               (48,911)      44,728     (34,072)     101,723
Income taxes                                                                           (18,331)      14,557     (12,229)      34,252
                                                                                     ---------    ---------   ---------    ---------
       Income (loss) before minority expense of trust preferred securities, extraordinary gain and cumulative effect of a change
        in accounting principle                                                        (30,580)      30,171     (21,843)      67,471
Minority expense of trust preferred securities, net of taxes                             1,380        1,380       4,141        4,141
                                                                                     ---------    ---------   ---------    ---------
       Income (loss) before extraordinary gain and cumulative effect
        of a change in accounting principle                                            (31,960)      28,791     (25,984)      63,330
Extraordinary gain from early extinguishment of debt, net of taxes                        --           --          --            562
                                                                                     ---------    ---------   ---------    ---------
       Income (loss) before cumulative effect of a change in accounting
        principle                                                                      (31,960)      28,791     (25,984)      63,892
Cumulative effect of a change in accounting principle                                     --           --           411        --
                                                                                     ---------    ---------   ---------    ---------
       Net income (loss)                                                             $ (31,960)   $  28,791   $ (25,573)   $  63,892
                                                                                     =========    =========   =========    =========

Basic earnings (loss) per common share:
   Income (loss) before extraordinary gain and cumulative effect of a change
    in accounting principle                                                          $    (.58)   $     .52   $    (.47)   $    1.14
   Extraordinary gain                                                                     --           --         --             .01
   Cumulative effect of a change in accounting principle                                  --           --           .01         --
                                                                                     ---------    ---------   ---------    ---------
       Net income (loss)                                                             $    (.58)   $     .52   $    (.46)   $    1.15
                                                                                     =========    =========   =========    =========

Diluted earnings (loss) per common share:
   Income (loss) before extraordinary gain and cumulative effect of a change
    in accounting principle                                                          $    (.58)   $     .52   $    (.47)   $    1.14
   Extraordinary gain                                                                     --           --         --             .01
   Cumulative effect of a change in accounting principle                                  --           --           .01         --
                                                                                     ---------    ---------   ---------    ---------
       Net income (loss)                                                             $    (.58)   $     .52   $    (.46)   $    1.15
                                                                                     =========    =========   =========    =========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2001 and 2000
(In thousands)
(Unaudited)

                                                                                                          2001                2000
                                                                                                          ----                ----

Net cash flows from operating activities:
Net income (loss)                                                                                    $   (25,573)       $    63,892
Adjustments to reconcile net income (loss) to net cash (used for) operations:
Extraordinary gain, net of taxes                                                                            --                 (562)
Cumulative effect of a change in accounting principle                                                       (411)              --
(Benefit) provision for deferred income taxes                                                            (32,619)            11,642
Depreciation and amortization of property, equipment and leasehold improvements                           15,700             14,543
Other amortization                                                                                         7,134             22,706
Provision for doubtful accounts                                                                           26,530             22,229
Net securities gains                                                                                     (30,937)           (38,934)
Equity in (income) losses of associated companies                                                         50,176            (24,490)
Gain on disposal of real estate, property and other assets                                               (54,304)           (53,454)
Investments classified as trading, net                                                                    37,799            (17,905)
Deferred policy acquisition costs incurred and deferred                                                   (6,180)           (19,479)
Net change in:
   Reinsurance receivables                                                                               (10,519)             4,897
   Trade and other receivables                                                                            22,242             (7,797)
   Prepaids and other assets                                                                              (7,072)              (860)
   Trade payables and expense accruals                                                                   (33,833)           (41,759)
   Other liabilities                                                                                      (4,215)             2,122
   Income taxes payable                                                                                    6,253              5,907
   Policy reserves                                                                                        (4,525)           (76,320)
   Unearned premiums                                                                                     (31,177)               642
Other                                                                                                      5,105              5,451
                                                                                                     -----------        -----------
   Net cash (used for) operating activities                                                              (70,426)          (127,529)
                                                                                                     -----------        -----------

Net cash flows from investing activities:
Acquisition of real estate, property, equipment and leasehold improvements                               (38,521)           (63,771)
Proceeds from disposals of real estate, property and other assets                                        131,936             97,447
Advances on loan receivables                                                                            (238,775)          (285,778)
Principal collections on loan receivables                                                                145,276            106,957
Advances on notes receivables                                                                             (3,230)           (30,586)
Collections on notes receivables                                                                          39,409            264,194
Investments in associated companies                                                                       (6,519)          (108,142)
Distributions from associated companies                                                                  121,143             14,642
Purchases of investments (other than short-term)                                                      (1,137,842)          (832,882)
Proceeds from maturities of investments                                                                  640,236             74,487
Proceeds from sales of investments                                                                       317,925            812,544
                                                                                                     -----------        -----------
   Net cash (used for) provided by investing activities                                                  (28,962)            49,112
                                                                                                     -----------        -----------

Net cash flows from financing activities:
Net change in short-term borrowings                                                                         --              (56,608)
Net change in customer banking deposits                                                                   30,435            148,408
Issuance of long-term debt                                                                                66,631            100,000
Reduction of long-term debt                                                                               (8,146)          (120,899)
Purchase of common shares for treasury                                                                       (45)           (32,094)
                                                                                                     -----------        -----------
   Net cash provided by financing activities                                                              88,875             38,807
                                                                                                     -----------        -----------
Effect of foreign exchange rate changes on cash                                                             (581)           (10,106)
                                                                                                     -----------        -----------
   Net (decrease) in cash and cash equivalents                                                           (11,094)           (49,716)
Cash and cash equivalents at January 1,                                                                  552,158            296,058
                                                                                                     -----------        -----------
Cash and cash equivalents at September 30,                                                           $   541,064        $   246,342
                                                                                                     ===========        ===========

                       See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2001 and 2000
(In thousands, except par value)
(Unaudited)



                                                             Common                     Accumulated
                                                             Shares     Additional        Other
                                                             $1 Par      Paid-In       Comprehensive       Retained
                                                              Value      Capital        Income (Loss)      Earnings        Total
                                                              -----      -------        -------------      --------        -----



Balance, January 1, 2000                                     $ 56,802     $ 84,929       $ (9,578)        $   989,835   $ 1,121,988
                                                                                                                        -----------
Comprehensive income:
   Net change in unrealized gain (loss) on investments                                     52,618                            52,618
   Net change in unrealized foreign exchange gain (loss)                                   (8,665)                           (8,665)
   Net income                                                                                                  63,892        63,892
                                                                                                                        -----------
     Comprehensive income                                                                                                   107,845
                                                                                                                        -----------
Purchase of stock for treasury                                 (1,505)     (30,589)                                         (32,094)
                                                             --------     --------       --------         -----------   -----------

Balance, September 30, 2000                                  $ 55,297     $ 54,340       $ 34,375         $ 1,053,727   $ 1,197,739
                                                             ========     ========       ========         ===========   ===========


Balance, January 1, 2001                                     $ 55,297     $ 54,340       $  2,585         $ 1,092,019   $ 1,204,241
                                                                                                                        -----------
Comprehensive loss:
   Net change in unrealized gain (loss) on investments                                     16,801                            16,801
   Net change in unrealized foreign exchange gain (loss)                                   (4,882)                           (4,882)
   Net change in unrealized gain (loss) on derivative
     instruments (including the cumulative effect of a
     change in accounting principle of $1,371)                                               (456)                             (456)
   Net loss                                                                                                   (25,573)      (25,573)
                                                                                                                        -----------
     Comprehensive loss                                                                                                     (14,110)
                                                                                                                        -----------
Exercise of options to purchase common shares                      20          429                                              449
Purchase of stock for treasury                                     (2)         (43)                                             (45)
                                                             --------     --------       --------         -----------   -----------

Balance, September 30, 2001                                  $ 55,315     $ 54,726       $ 14,048         $ 1,066,446   $ 1,190,535
                                                             ========     ========       ========         ===========   ===========






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2000, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2000 10-K"). The Company is also referred to herein as "Leucadia." Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2000 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. Certain information concerning the Company's segments for the nine and three month periods ended September 30, 2001 and 2000 is as follows (in thousands):


                                                                                       For the Three               For the Nine
                                                                                        Month Period               Month Period
                                                                                     Ended September 30,         Ended September 30,
                                                                                  -----------------------       --------------------
                                                                                    2001          2000          2001         2000
                                                                                    ----          -----         ----         ----

Revenues:
   Property and casualty insurance                                                 $  18,148    $  37,675    $  78,662    $ 113,029
   Banking and lending                                                                29,179       28,546       91,133       77,174
   Foreign real estate                                                                 6,689        8,354       19,143       23,793
   Manufacturing                                                                      15,603       17,450       41,959       52,524
   Other operations                                                                   42,906       35,689       96,476       85,998
                                                                                   ---------    ---------    ---------    ---------
      Total revenue for reportable segments                                          112,525      127,714      327,373      352,518
   Equity in associated companies                                                    (77,000)      14,655      (50,176)      24,490
   Corporate                                                                          25,969       31,186       67,127       90,437
                                                                                   ---------    ---------    ---------    ---------

       Total consolidated revenues                                                 $  61,494    $ 173,555    $ 344,324    $ 467,445
                                                                                   =========    =========    =========    =========

Income (loss) before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of a change in accounting principle:
   Property and casualty insurance                                                 $ (13,330)   $ (14,167)   $ (64,472)   $ (18,687)
   Banking and lending                                                                (1,756)       3,538        3,314        8,192
   Foreign real estate                                                                 2,040        3,342        1,020        6,627
   Manufacturing                                                                       2,321        3,083        3,963        9,982
   Other operations                                                                   27,864       21,675       48,255       43,060
                                                                                   ---------    ---------    ---------    ---------
       Total income (loss) before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect of
         a change in accounting principle for reportable segments                     17,139       17,471       (7,920)      49,174
   Equity in associated companies                                                    (77,000)      14,655      (50,176)      24,490
   Corporate                                                                          10,950       12,602       24,024       28,059
                                                                                   ---------    ---------    ---------    ---------
       Total consolidated income (loss) before income taxes, minority expense of trust preferred securities, extraordinary gain and cumulative effect
         of a change in accounting principle                                       $ (48,911)   $  44,728    $ (34,072)   $ 101,723
                                                                                   =========    =========    =========    =========



3. In February 2001, the Company, Berkshire Hathaway Inc. and Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway, announced a commitment to lend up to $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA") to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. On August 10, 2001, the bankruptcy court confirmed the chapter 11 reorganization plan for the FINOVA companies (the "Plan"). On August 21, 2001, the effective date of the Plan, Berkadia lent $5,600,000,000 on a senior secured basis to FINOVA Capital (the "Berkadia Loan") and received 61,020,581 newly issued shares of common stock of FINOVA (the "Shares"), representing 50% of the stock of FINOVA outstanding on a fully diluted basis. The Berkadia Loan is collateralized by substantially all of the assets of FINOVA and its subsidiaries and guaranteed by FINOVA and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia financed the Berkadia Loan with bank financing that is guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway), and that is also secured by Berkadia's pledge of the $5,600,000,000 five year senior secured promissory note from FINOVA Capital to Berkadia issued pursuant to the Berkadia Loan. In October 2001, FINOVA Capital made a $700,000,000 principal payment on the Berkadia Loan, which Berkadia immediately used to pay down its financing to $4,900,000,000.

     Berkadia was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the commitment, and a $60,000,000 funding fee upon funding of the Berkadia Loan. The Company's share of these fees, $60,000,000 in the aggregate, was distributed to the Company shortly after the fees were received. In addition, FINOVA Capital has reimbursed Berkadia, Berkshire Hathaway and the Company for all fees and expenses incurred in connection with Berkadia's financing of its funding obligation under the commitment.

     In connection with the commitment, in February 2001 the Company entered into a ten-year management agreement with FINOVA pursuant to which the Company agreed to provide general management services, including services with respect to the formulation of a restructuring plan. For these services, the Company will receive an annual fee of $8,000,000, the first of which was paid when the agreement was signed.

     Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding fee and all management fees. All income related to the Berkadia Loan, after payment of financing costs, will be shared 90% to Berkshire Hathaway and 10% to the Company.

4. At the effective date of the Plan, Berkadia transferred $5,540,000,000 in cash to FINOVA Capital, representing the $5,600,000,000 loan reduced by the funding fee of $60,000,000. As indicated above, in exchange for these funds, Berkadia received a $5,600,000,000 note from FINOVA Capital and the Shares. Under generally accepted accounting principles, Berkadia is required to allocate the $5,540,000,000 cash transferred, reduced by the $60,000,000 commitment fee, between its investment in the Berkadia Loan and the Shares, based upon the relative fair values of the securities received. Further, the fair value of the Shares is presumed to be equal to the trading price of the stock on the day Berkadia received the Shares, with relatively minor adjustments allowed for transfer restrictions and the inability of the traded market price to account for a large block transfer. The requirement to use the trading price as the starting point of the fair value estimate resulted in an initial book value for the Shares of $188,800,000, which is far in excess of the $17,600,000 aggregate book net worth of FINOVA on the effective date of the Plan, and is inconsistent with the Company's view that the FINOVA common stock has a very limited value. As a result, Berkadia recorded an initial investment in the Shares of $188,800,000 and in the Berkadia Loan of $5,291,200,000.

     The allocation of $188,800,000 to the investment in the common stock of FINOVA, plus the $120,000,000 of cash fees received, together are recorded and reflected as a discount from the face amount of the Berkadia Loan. The discount will be amortized to investment income over the life of the Berkadia Loan under the effective interest method.

     Subsequent to acquisition, Berkadia accounts for its investment in the FINOVA common stock under the equity method of accounting. Berkadia's recognition of its share of FINOVA's losses is suspended once the carrying amount of Berkadia's equity interest in FINOVA is reduced to zero. Principally as a result of the terrorist attacks on September 11, 2001, Berkadia recorded its share of FINOVA's losses in an amount that was sufficient to reduce Berkadia's investment in FINOVA's common stock to zero. This non-cash loss recorded by Berkadia will be reversed by Berkadia's accretion of the non-cash portion of the discount on the Berkadia Loan discussed above.

     As Leucadia does not control Berkadia, it accounts for its investment in Berkadia under the equity method of accounting. Although Leucadia has no cash investment in Berkadia, since it has guaranteed 10% of the third party financing provided to Berkadia, Leucadia will record its share of any losses recorded by Berkadia up to the amount of Leucadia's guarantee. For the period from the effective date of the plan to September 30, 2001, Leucadia's equity in the loss of Berkadia consists of the following (in thousands):



     Net interest spread on the Berkadia Loan - 10% of total                                     $  1,300
     Amortization of Berkadia Loan discount related to cash fees - 50% of total                     2,900
     Amortization of Berkadia Loan discount related to FINOVA stock - 50% of total                  4,500
     Share of FINOVA loss under equity method - 50% of total                                      (94,400)
                                                                                                 --------
        Equity in loss of associated companies - Berkadia                                        $(85,700)
                                                                                                 ========

     The loss recorded by Leucadia related to its share of Berkadia's equity method loss in FINOVA is a non-cash loss that will be reversed over the term of the Berkadia Loan as Berkadia accretes the discount on the Berkadia Loan into income.

     The following table provides certain summarized data with respect to Berkadia and FINOVA at September 30, 2001 and for the period from the effective date of the Plan through September 30, 2001. The net carrying amount of Leucadia's investment in Berkadia is a negative $141,200,000, which is included in other liabilities in the consolidated balance sheet as of September 30, 2001. The negative carrying amount is due to Berkadia's distribution of the commitment and funding fees and its recognition of its share of FINOVA's losses under the equity method of accounting. (Amounts are in thousands.)


                                                                                        Berkadia           FINOVA
                                                                                        --------           ------

     Assets                                                                            $5,328,100         $7,459,400
     Liabilities                                                                       $5,614,300         $8,295,200
     Net assets                                                                        $ (286,200)        $ (835,800)
     Total revenues                                                                    $ (136,700)        $   55,300
     Loss from continuing operations before extraordinary items
       and cumulative effect of a change in accounting principle                       $ (161,000)        $ (850,000)
     Net loss                                                                          $ (161,000)        $ (850,000)


5. On March 1, 2001, the Empire Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it filed plans of orderly withdrawal with the New York Insurance Department (the "Department") as required. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Empire Group's renewal rights. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

     As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Empire Group recorded estimated incurred losses and loss adjustment expenses of $2,700,000, primarily relating to business interruption coverage. Due to the recency and nature of this event, the Empire Group is just beginning to receive the related claims and, accordingly, the loss estimate from this event is likely to be revised.

     The Empire Group increased reserves for loss and loss adjustment expenses by $58,900,000 and $19,000,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $14,600,000 and $13,000,000 for the three month periods ended September 30, 2001 and 2000, respectively. The increase during the nine month period ended September 30, 2001 reflects adverse development in commercial package lines of business, primarily due to increases in severity of liability claims, adverse development in workers' compensation and automobile lines of business and an increase in estimated loss adjustment expenses related to claims handled in house. In addition, the Empire Group also increased its reserve for loss adjustment expenses as a result of the increases to its loss reserves. The Empire Group also expensed $9,100,000 of deferred policy acquisition costs during the nine month period ended September 30, 2001, as their recoverability from premiums and related investment income was no longer anticipated.

     During the third quarter of 2001, the Department informed the Empire Group of its examination findings concerning the three-year period ended December 31, 1999. The triennial report was subsequently filed by the Department in November. Among other matters, the Department's report indicated a loss and loss adjustment expense reserve deficiency for the Empire Group. In addition, the Empire Group's current structure causes Empire's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. The effect of this limitation is to reduce Empire's stand alone statutory surplus below the minimum required level. The combined statutory surplus of the Empire Group is $22,700,000 as of September 30, 2001; however, the stand alone surplus of Empire (the parent company of the Empire Group) is a deficit of $5,100,000. The Empire Group has responded to the Department's examination findings and concluded that based on subsequent adverse development the Department's reserve estimates were within a reasonable actuarial range of acceptable estimates and that, as of September 30, 2001, the Empire Group's reserve level for losses and loss adjustment expenses prior to December 31, 1999 were consistent with the Department's findings. Empire has also submitted to the Department a plan for remedying its surplus deficiency. The plan includes reorganizing the Empire Group's current structure to reduce and/or eliminate the aforementioned statutory limitations as well as certain other transactions to increase Empire's surplus above the minimum required level on a stand alone basis and which will also increase surplus for the Group. As part of this plan, Empire has filed a request with the Department to approve the merger of Empire with one of its subsidiaries, and has begun to initiate certain other transactions, some of which will require the Department's further review and approval. No assurance can be given that these requests will be approved by the Department or that material adverse regulatory action will not be taken, which could result in the Company recognizing a partial or total loss on its investment in the Empire Group. The Company's investment in the Empire Group was $47,200,000 at September 30, 2001.

6. In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"). On August 23, 2001, upon approval by WMIG's shareholders, these securities were converted into 375,000 common shares which represent approximately 4% of WMIG. At September 30, 2001, the Company's investment in WMIG, which is reflected in investments available for sale, had a market value of $124,900,000. WMIG is a Bermuda-domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance.

7. At December 31, 2000, the Company had outstanding collateralized notes receivable of $35,900,000, resulting from the 1999 sale of its 30% interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company. The receivable was paid in full in January 2001.

8. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, the Company reflects its derivative financial instruments at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on its customer banking deposits, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the strict effectiveness criteria under the SFAS 133, and therefore are not accounted for as hedges.

     In accordance with the transition provisions of SFAS 133, the Company recorded income from a cumulative effect of a change in accounting principle of $400,000, net of taxes, in results of operations for the nine month period ended September 30, 2001 and recorded a loss of $1,400,000, net of taxes, as a cumulative effect of a change in accounting principle in accumulated other comprehensive income. The Company expects to reclassify a net pre-tax charge of $700,000 during the next twelve months to investment and other income from the transition adjustment that was recorded in accumulated other comprehensive income. Amounts recorded as charges to investment and other income as a result of accounting for its derivative financial instruments in accordance with SFAS 133 were $4,600,000 and $3,900,000 for the nine and three month periods ended September 30, 2001, respectively.

9. A summary of accumulated other comprehensive income (loss) at September 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                           September 30,            December 31,
                                                                              2001                     2000
                                                                           ------------             ----------

        Net unrealized gains on investments                                 $ 30,632                 $ 13,831
        Net unrealized foreign exchange losses                               (16,128)                 (11,246)
        Net unrealized losses on derivative instruments                         (456)                    --
                                                                            --------                 --------
                                                                            $ 14,048                 $  2,585
                                                                            ========                 ========

10. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 55,307,000 and 55,599,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and 55,314,000 and 55,297,000 for the three month periods ended September 30, 2001 and 2000, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 55,307,000 and 55,635,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and 55,314,000 and 55,390,000 for the three month periods ended September 30, 2001 and 2000, respectively.

11. Cash paid for interest and income taxes (net of refunds) was $48,200,000 and $11,900,000, respectively, for the nine month period ended September 30, 2001 and $43,900,000 and $14,500,000, respectively, for the nine month period ended September 30, 2000.

12. In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which will be effective for fiscal years beginning after December 15, 2001. The Company has reviewed the impact of the implementation of SFAS 144 and does not expect it to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10-K.

                         Liquidity and Capital Resources

For the nine month periods ended September 30, 2001 and 2000 net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group.

As of September 30, 2001, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $954,900,000. Additional sources of liquidity as of September 30, 2001 include $161,600,000 of cash and marketable securities collateralizing letters of credit, and $191,100,000 of cash, cash equivalents and marketable securities held by Fidei.

As more fully described in Note 3 of Notes to Interim Consolidated Financial Statements, in August 2001, Berkadia, an entity jointly owned by the Company and Berkshire Hathaway, lent $5,600,000,000 on a senior secured basis to FINOVA Capital (the "Berkadia Loan"). The Berkadia Loan is collateralized by substantially all of the assets of FINOVA and its subsidiaries and guaranteed by The FINOVA Group Inc. ("FINOVA") and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia financed the Berkadia Loan with bank financing that is guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway), and that is also secured by Berkadia's pledge of the $5,600,000,000 five year senior secured promissory note from FINOVA Capital to Berkadia issued pursuant to the Berkadia Loan. In October 2001, FINOVA Capital made a $700,000,000 principal payment on the Berkadia Loan, which Berkadia immediately used to pay down its financing to $4,900,000,000. During 2001, the Company received $60,000,000 from Berkadia representing its share of the commitment and funding fees paid by FINOVA in connection with the Berkadia Loan.

In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of WMIG. On August 23, 2001, upon approval by WMIG's shareholders, these securities were converted into 375,000 common shares which represent approximately 4% of WMIG. At September 30, 2001, the Company's investment in WMIG, which is reflected in investments available for sale, had a market value of $124,900,000. WMIG is a Bermuda-domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance.

In May 2001, the Company borrowed $53,100,000 secured by its corporate aircraft. This debt bears interest based on a floating rate and matures in ten years.

At December 31, 2000, the Company had outstanding collateralized notes receivable of $35,900,000 resulting from the 1999 sale of its 30% interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company. The receivable was paid in full in January 2001.

In April 2001, the Empire Group's A.M. Best Company rating was downgraded from B+ (Very Good) to C++ (Marginal). As a result of the Empire Group having filed a plan of orderly withdrawal with the Department, its decision to cease writing any business and the substantial loss reported for the year 2000, the Company does not expect that the downgrade will have a material impact on its operations.

                              Results of Operations

                  The 2001 Periods Compared to the 2000 Periods

Net earned premium revenues of the Empire Group were $52,600,000 and $82,800,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $10,800,000 and $26,600,000 for the three month

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

periods ended September 30, 2001 and 2000, respectively. The declines are due, in part, to previously announced decisions not to issue any new (as compared to renewal) insurance policies in any lines of business effective March 1, 2001, to non-renew all statutory automobile policies (public livery vehicles) effective March 1, 2001, and to not accept any new private passenger automobile policies effective December 2000. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

Excluding the remaining terms of existing policies that the Empire Group intends to either non-renew, cancel or that will be transferred to Tower, as of September 30, 2001, the Empire Group's in force premium volume totaled
$12,200,000. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Empire Group exercises its non-renewal rights under New York insurance law.

Pre-tax losses for the Empire Group were $65,000,000 and $19,200,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $13,400,000 and $14,300,000 for the three month periods ended September 30, 2001 and 2000, respectively. The Empire Group's pre-tax losses include increases for loss and loss adjustment expenses for prior accident years of $58,900,000 and $19,000,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $14,600,000 and $13,000,000 for the three month periods ended September 30, 2001 and 2000, respectively. In addition, during the nine month period ended September 30, 2001, the Empire Group expensed $9,100,000 of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

During 2001, the Empire Group increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Empire Group has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Empire Group's historical experience for similar claims, which had formed the basis for the Empire Group's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Empire Group's marketplace. Accordingly, the Empire Group has increased its loss reserve estimate for the nine month period ended September 30, 2001 by $23,000,000 due to an estimated increase in severity for certain of these exposures.

Reserve strengthening in the nine month period ended September 30, 2001 also resulted from unfavorable development principally in its automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of insurance. The Empire Group believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has strengthened loss reserves for all automobile lines by $10,900,000 for the nine month period ended September 30, 2001. In addition, the Empire Group also increased its reserve for loss adjustment expenses by $18,300,000 as a result of the increases to its loss reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Empire Group recorded estimated incurred losses and loss adjustment expenses of $2,700,000, primarily relating to business interruption coverage. Due to the recency and nature of this event, the Empire Group is just beginning to receive the related claims and, accordingly, the loss estimate from this event is likely to be revised.

As a consequence of its reserve increases, the Empire Group has reduced premiums and pre-tax profits to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements. Such amounts totaled $8,000,000 and $4,600,000 for the nine and three month periods ended September 30, 2001, respectively, and were not material for the comparable periods in 2000. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsuance premiums.

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

During the third quarter of 2001, the Department informed the Empire Group of its examination findings concerning the three-year period ended December 31, 1999. The triennial report was subsequently filed by the Department in November. Among other matters, the Department's report indicated a loss and loss adjustment expense reserve deficiency for the Empire Group. In addition, the Empire Group's current structure causes Empire's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. The effect of this limitation is to reduce Empire's stand alone statutory surplus below the minimum required level. The combined statutory surplus of the Empire Group is $22,700,000 as of September 30, 2001; however, the stand alone surplus of Empire (the parent company of the Empire Group) is a deficit of $5,100,000. The Empire Group has responded to the Department's examination findings and concluded that based on subsequent adverse development the Department's reserve estimates were within a reasonable actuarial range of acceptable estimates and that, as of September 30, 2001, the Empire Group's reserve level for losses and loss adjustment expenses prior to December 31, 1999 were consistent with the Department's findings. Empire has also submitted to the Department a plan for remedying its surplus deficiency. The plan includes reorganizing the Empire Group's current structure to reduce and/or eliminate the aforementioned statutory limitations as well as certain other transactions to increase Empire's surplus above the minimum required level on a stand alone basis and which will also increase surplus for the Group. As part of this plan, Empire has filed a request with the Department to approve the merger of Empire with one of its subsidiaries, and has begun to initiate certain other transactions, some of which will require the Department's further review and approval. No assurance can be given that these requests will be approved by the Department or that material adverse regulatory action will not be taken, which could result in the Company recognizing a partial or total loss on its investment in the Empire Group. The Company's investment in the Empire Group was $47,200,000 at September 30, 2001.

In November 2001, the Empire Group received notification of cancellation of its multiple line reinsurance contract effective January 1, 2002. The cancellation only affects personal lines policies renewed on or after January 1, 2002, and would only impact the Empire Group for losses on policies that provided coverage in excess of its retained reinsurance limit of $300,000. Currently, the Empire Group has approximately 300 policies in force (which may include multiple insureds and vehicles) that provide such coverage up to a maximum loss of $500,000 per occurrence. The Empire Group is in the process of reviewing its options of finding comparable reinsurance coverage with another reinsurer or not replacing such coverage.

Manufacturing revenues, gross profit and pre-tax results declined for the nine and three month periods ended September 30, 2001 as compared to the same periods in 2000. Of the $10,700,000 and $1,900,000 decline in revenues for these nine and three month periods, the most significant reductions were in the consumer products market, which declined by $5,700,000 and $1,700,000 for these nine and three month periods, respectively. This decline was due to a customer for the Asian market no longer using one of the Company's products and, for the nine month period, due to lower than anticipated demand for a product introduced in 1999. While sales in other markets for the third quarter of 2001 were largely unchanged compared to the same period in 2000, increased competition in the agriculture, home furnishing and packaging markets and customer inventory reductions in the construction and certain industrial markets also contributed to the reduction in sales for the nine month period ended September 30, 2001.
Gross profit declined in the nine month period ended September 30, 2001 primarily due to the aforementioned decline in revenues and higher fixed costs related to the Belgium manufacturing facility, partially offset in the third quarter by lower raw material costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Finance revenues, which reflect the level and mix of consumer instalment loans, increased in the nine and three month periods ended September 30, 2001 as compared to the similar periods in 2000 due to greater average loans outstanding. Average loans outstanding during the nine and three month periods ended September 30, 2001 were $546,500,000 and $566,000,000, respectively, as compared to $396,100,000 and $446,100,000, respectively, during the nine and three month periods ended September 30, 2000. Pre-tax results declined for the 2001 periods compared to the 2000 periods, however, primarily due to changes in market values of interest rate swaps, larger provisions for loan losses, greater costs associated with collections and higher interest paid on interest rate swaps.

Pre-tax results for the banking and lending segment for the nine and three month periods ended September 30, 2001 reflect $7,000,000 and $3,900,000, respectively, of charges primarily resulting from a mark-to-market loss on its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

For the nine and three month periods ended September 30, 2001, the banking and lending segment's provision for loan losses increased $6,600,000 and $3,100,000 as compared to the similar periods in 2000. The Company believes that a weaker economy and increased bankruptcies have contributed to the increase in its loan losses. In an effort to reduce losses, beginning in the first quarter of 2001 the Company exited certain states and automobile dealer relationships with historically higher loan losses. Nevertheless, the Company continued to experience an increase in its loan losses during the second and third quarters of 2001. The Company's experience, combined with the increasingly difficult competitive environment, resulted in the Company's decision in September 2001 to stop originating any new subprime automobile loans. The Company will continue to service the remaining automobile portfolio as well as originate other products, although any new loan originations will be substantially less than originations previously generated in the subprime automobile portfolio. The Company will also seek to acquire loan portfolios that meet its credit criteria if these portfolios can be purchased on attractive terms.

In an effort to increase operating efficiencies, the Company has filed an application with the Office of the Comptroller of the Currency to merge its banking and lending entities, American Investment Bank, N.A. ("AIB") and American Investment Financial ("AIF"), effective December 31, 2001. If the merger is approved, on a combined basis overhead expense for AIB and AIF is expected to be reduced. No assurance can be given that the merger will be approved.

The decline in investment and other income in the 2001 periods as compared to the same periods in 2000 results in part from income recognized in 2000 aggregating $25,900,000, consisting of foreclosure gains from domestic real estate properties, a prepayment penalty related to promissory notes from Conseco, Inc. and a gain upon the sale of one of its corporate owned aircraft. In addition, investment and other income declined in the 2001 periods due to a reduction in investment income primarily from a reduction in investments held by the Empire Group, decreased rent income related to Fidei's smaller base of remaining real estate properties, a reduction in revenues related to MK Gold Company and charges of $4,600,000 and $3,900,000 for the nine and three month periods ended September 30, 2001, respectively, related to its derivative financial instruments, as discussed in Note 8 of Notes to Interim Consolidated Financial Statements. Such decreases were partially offset by a gain of $6,300,000 in the third quarter of 2001 from the sale of the Company's investment in two inactive insurance companies, increased gains from sales of domestic real estate properties ($13,000,000 and $14,500,000 for the nine and three month periods, respectively) and increased revenues from the Company's oil and gas operations which totaled $7,300,000 for the nine month period ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Equity in losses of associated companies in the nine and three month periods ended September 30, 2001 include a loss of $85,700,000, representing the Company's share of the loss recorded by Berkadia. The Company's share of Berkadia's loss is comprised of the following (in thousands):


     Net interest spread on the Berkadia Loan - 10% of total                                              $  1,300
     Amortization of Berkadia Loan discount related to cash fees - 50% of total                              2,900
     Amortization of Berkadia Loan discount related to FINOVA stock - 50% of total                           4,500
     Share of FINOVA loss under equity method - 50% of total                                               (94,400)
                                                                                                          --------
        Equity in loss of associated companies - Berkadia                                                 $(85,700)
                                                                                                          ========

As more fully described in Note 4 of Notes to Interim Consolidated Financial Statements, Berkadia's initial investment in the 61,020,581 newly issued shares of common stock of FINOVA (the "Shares") and the Berkadia Loan must be determined based upon the relative fair values of the securities received in exchange for the funds transferred to FINOVA. Since the fair value of the Shares must be based upon the trading price on the day it was received, the value allocated to it is far in excess of FINOVA's net worth and is inconsistent with the Company's view that the FINOVA common stock has a very limited value. Subsequent to acquisition, and principally as a result of the terrorist attacks on September 11, 2001, Berkadia recorded its share of FINOVA's losses in an amount that was sufficient to reduce Berkadia's investment in FINOVA's common stock to zero. This non-cash loss recorded by Berkadia will be reversed by Berkadia's accretion of the non-cash portion of the discount on the Berkadia Loan during its term under the effective interest method. The Company recorded its 50% share of this loss in the third quarter as reflected above.

The Company's loss related to Berkadia was partially offset by income from other equity investments, the most significant of which related to the Jefferies Partners Opportunity Fund II, LLC ("JPOF II"). The Company recognized income from its investment in JPOF II of $23,400,000 and $3,500,000 for the nine and three month periods ended September 30, 2001, respectively, and $13,200,000 and $5,500,000 for the comparable respective periods in 2000.

Salaries expense for the 2001 periods reflects a decrease in employees at the Empire Group and decreased expenses related to certain executive incentive plans.

The increase in selling, general and other expenses in the 2001 periods as compared to the 2000 periods principally reflects higher provisions for loan losses and, for the nine month period ended September 30, 2001, a charge of $4,600,000 related to value added taxes assessed against Fidei for a previously sold property. Such increases were partially offset by decreased professional fees and lower expenses related to MK Gold Company.

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

risks  and  uncertainties.   Future  events  and  actual  results  could  differ
materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, effectiveness of the Tower agreement, adverse selection through renewals of the Empire Group's policies, the Company's ability to develop an alternate business model for the Empire Group, regulatory approval of the Empire Group's proposed actions in response to the findings of the New York Insurance Department, adverse regulatory action against the Empire Group, adverse environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's Spanish mining rights, changes in the commercial real estate market in France, the impact of the September 11, 2001 terrorist attacks on the U.S. and world economies in general, and on the business and operations of FINOVA and the Company's subsidiaries, the ability of FINOVA Capital to repay the Berkadia Loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital in connection with the Berkadia Loan, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.

a)  Exhibits.

    None.

b)  Reports on Form 8-K.

    The Company filed a current report on Form 8-K dated August 21, 2001 which sets forth information under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LEUCADIA NATIONAL CORPORATION
                                                (Registrant)




Date:  November 14, 2001                 By: /s/ Barbara L. Lowenthal
                                             ------------------------
                                         Barbara L. Lowenthal
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)