Form 10-K405/A
period 2000-12-31
LEUCADIA NATIONAL CORP
filed 2002-02-14
CIK 96223

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



NY2:\1123718\01\_32#01!.DOC\76830.0001

                                EXPLANATORY NOTE
                                ----------------

This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2000. Prior to the filing of this Report on Form 10-K/A, the Company filed Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, as well as Current Reports on Form 8-K filed January 24, 2001, February 27, 2001, March 1, 2001, August 30, 2001, November 5, 2001 and February 8, 2002. All of these reports should be considered in connection with this Form 10-K/A.

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

       As of March 3, 2001, the Empire Group was rated "B+" (very good) by A.M. Best Company ("Best") and rated "BB-" (marginal) by S&P. Should the Empire Group decide to commence new property and casualty insurance operations or enter into an insurance joint venture, its existing ratings may affect its ability to pursue its plans. As with all ratings, Best and S&P ratings are subject to change at any time.

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
                              =========   =========  =========

       As reflected in the above table, the Empire Group's reported loss and loss adjustment expense reserves as of the end of each calendar year were subsequently determined to be deficient. This adverse development first became apparent to the Empire Group during the 1995 calendar year, when an increase to prior years' reserves was recorded for the first time. In each subsequent calendar year, the Empire Group's recalculation of the reserve balances for prior periods continued to result in higher reserve estimates. These higher reserve estimates were reflected in the Empire Group's annual financial statements upon determination.

       During the period from 1991 through 2000, the Empire Group recorded in its Statements of Operations total net adverse reserve development of $190,311,000, as disclosed in the Reconciliation of Liability for Losses and LAE table for such years. This adverse development was experienced in substantially all of the Empire Group's lines of insurance; however, the amount of reserve increases and the periods in which the reserves were recorded were not the same for all lines of insurance. On a calendar year basis, the aggregate $190,311,000 adverse reserve development was recorded, as set forth in the table below:


                                                               Redundancy/
                                                              (Deficiency)
Calendar year recorded                                       (in thousands)
                                                            ----------------

1991                                                         $     1,909
1992                                                                 659
1993                                                                 562
1994                                                               9,761
1995                                                             (34,470)
1996                                                             (28,183)
1997                                                             (27,027)
1998                                                             (42,290)
1999                                                             (18,255)
2000                                                             (52,977)
                                                                 --------

  Prior year reserve development recorded 1991 to 2000         $(190,311)


       This reserve development is reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above; however, because the deficiency line in the table is calculated on a cumulative basis, the $190,311,000 of actual adverse reserve development experienced by the Company is reported as deficiencies in multiple years in the table. An examination of the adverse loss reserve development recorded during 2000 will illustrate this point. During 2000 the Empire Group recorded $52,977,000 of adverse loss reserve development related to claims incurred in years prior to 2000. This amount is reflected in the 1999 column of the table as a cumulative deficiency. However, since this adverse loss reserve development related to claims incurred and whose settlement cost was originally estimated in various periods prior to 2000, the cumulative deficiency line in years prior to 2000 includes this adverse loss reserve development as follows: 1999: $52,977,000; 1998: $56,646,000; 1997:
$44,435,000; 1996: $18,740,000; and 1995: $3,946,000 (amounts prior to 1995 were insignificant). Because the cumulative deficiencies reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above add up to a much greater number than the actual adverse development recorded by the Empire Group, an understanding of the Empire Group's reserve deficiencies during 1990-1999 can only be obtained from an analysis of the adverse reserve development actually recorded by the Empire Group in its financial statements in each year in the period, beginning in 1995 (the first year in which adverse reserve development was recorded).

       The information below identifies certain of the more significant trends and events that the Empire Group has experienced in recent years, resulting in the Empire Group's recognition of the adverse loss reserve development in 1995 and each subsequent calendar year. As described below, the reserve development recorded by the Empire Group was caused by many factors, including initial loss ratio estimates used by the Empire Group that were subsequently found to be too low as a result of actual loss experience, as well as factors external to the Empire Group that weren't known at the time business was written. In addition, the long period of time it takes to settle third-party liability claims in the New York City marketplace further complicates the reserve estimation process. Frequently, these claims are not received immediately after the accident occurs, and in fact, a claimant can wait until just before the expiration of the statute of limitations (three years from the date of the accident) to make a claim. Once received, a claim may take several years until the claim reaches final resolution in the New York City courts.

1995
----

       In 1995, of the $34,470,000 of adverse loss reserve development recorded by the Empire Group, $23,000,000 was in the private passenger automobile line of insurance. In 1994, the Empire Group acquired a large block of assigned risk private passenger automobile business that nearly doubled the volume previously written by the Empire Group. In 1995, losses began to develop in this line of insurance that indicated a higher ultimate loss ratio than the Empire Group had experienced on similar blocks of assigned risk business from earlier periods, which experience formed the basis of the Empire Group's original loss estimate. As a result, the Empire Group increased its estimate for loss reserves for the assigned risk business acquired in 1994 and earlier years.

1996, 1997 and 1998
-------------------

       For the years ended December 31, 1996, 1997, and 1998, the Empire Group recorded adverse loss reserve development of $28,183,000, $27,027,000 and $42,290,000, respectively. For 1996, 1997 and 1998, these amounts included $20,000,000, $7,000,000 and $14,000,000, respectively, in the commercial automobile liability line, and $8,000,000, $11,000,000 and $14,000,000, respectively, in the commercial package liability line. Beginning in 1992, the Empire Group entered into new market segments of the voluntary commercial business for automobile and general liability lines, including specialty programs for sanitation trucks, gas stations, fuel oil deliveries and limousines. Initially, the Empire Group's loss ratio estimate for these new market segments was based upon its experience with similar lines of business and standard actuarial ultimate loss projection techniques, which consider expected loss ratios.

        During 1996, claims began to develop unfavorably and the Empire Group used such claim development to revise the assumptions that had formed the basis of its actuarial studies; as a consequence reserves were increased. The increase in ultimate loss estimates did not become apparent prior to 1996, primarily due to the long period of time it takes to settle claims in these new sub-lines of business. The Empire Group further increased its loss estimates and increased reserves for these market segments in 1997 and 1998 as well. Except for the three-year period from 1996 to 1998, there has been no other material development for these market segments first entered into in 1992.

        In addition, during 1998 the Empire Group's claim examiners began recording increases in the expected settlement costs for 1997 accident year claims in other sub-lines of the commercial automobile line of insurance in larger amounts than previously expected. As a result, the 1997 accident year loss ratio for the commercial automobile line is now currently estimated to be 130%, which is 30 points higher than the current estimate for the 1996 accident year and 50 points higher than the current estimate for the 1995 accident year. Such a large change in the loss experience for this book of business from prior experience was not expected.

1999 and 2000
-------------

       In 1999 and 2000, the Empire Group recorded adverse loss reserve development of $18,255,000 and $52,977,000, respectively, of which $17,000,000 and $20,200,000, respectively, related to Personal Injury Protection ("PIP") coverage in all of its automobile lines of insurance. The majority of the 1999 development resulted from increased claim cost estimates for the 1998 accident year. It was during 1999 that the Empire Group first began to experience greater severity (the amount paid to a claimant) in automobile liability claims, which were subsequently determined to be PIP related. Also during 1999, the Empire Group started to see the lengthening of the time from the date of loss to the date a claim was first reported. This change in loss development patterns resulted in more claims being reported at later dates, which further increased the Empire Group's loss estimates. In 1999, the Empire Group incorporated this developing trend into its ultimate loss estimate for PIP related claims and increased its loss reserves accordingly.

       During the latter half of 2000, and in particular, the fourth quarter, the Empire Group experienced further unfavorable development in PIP claims. This development occurred in all accident years from 1996 through 1999, with further deterioration in the 1998 accident year being the most significant component. The Empire Group observed this unfavorable development with respect to both the frequency and severity of claims. The Empire Group incorporated the results of this activity with that of developing industry trends into its actuarial valuation for its PIP coverage and increased its loss reserve estimate.

       In the past, the Empire Group has written various commercial package and homeowner policies that offer liability protection to the insured, and has exposure to third party liability claims in these lines of insurance. During 2000, the Empire Group experienced newly reported and reopened liability claims with increased severity for accident years 1998 and prior. As a result, the Empire Group recognized $15,000,000 of loss reserve development for those accident years. One of the primary reasons for the reopened claims was that the increase in severity made certain types of liability claims that previously had lower settlement values more attractive litigation candidates for plaintiff's attorneys.

       Throughout 2000, the Empire Group outsourced a significant portion of its claim handling responsibilities to outside third party claim administrators. While the Empire Group anticipates that these administrators will be able to settle these claims for smaller amounts than the Empire Group was achieving, the loss adjustment expense reserve needed to be increased to recognize the fees due to the administrators. Such fees are higher on a per claim basis than the Empire Group's cost to handle claims in-house. Accordingly, in 2000 the adverse loss reserve development recorded by the Empire Group included an increase to the loss adjustment expense reserve of $11,000,000. The Empire Group has not recognized any reserve reduction for the potentially lower settlement amounts that may be achieved by the third party administrators.

       For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.


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

       Certain information with respect to the Company's banking and lending segment is as follows for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                                        2000              1999             1998
                                                        ----              ----             ----
Average loans outstanding                            $ 423,030         $ 238,561        $ 148,713

Interest income earned on loans                       $ 87,865          $ 49,891         $ 29,717

Average loan yield                                       20.8%             20.9%            20.0%

Average deposits outstanding                         $ 422,607         $ 239,786        $ 195,601

Interest expense on non-demand deposits               $ 26,421          $ 12,688         $ 11,202

Average rate on non-demand deposits                       6.3%              5.3%             5.7%

Net yield on interest-bearing assets                     13.1%             13.4%             9.7%


       Investments held by the banking and lending segment are primarily comprised of short-term bonds and notes of the United States Government and its agencies.

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

Consolidated Liquidity

       In 2000 and 1999, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims at the Empire Group. As discussed above, it is currently anticipated that the premiums of the Empire Group will continue to decline while the Empire Group runs off its claims liabilities. The Empire Group will continue to sell its investment portfolio and collect its reinsurance receivables to generate the cash that will be required to settle its loss and loss adjustment expense reserves. At December 31, 2000, these assets totaled $479,400,000 as compared to the Empire Group's loss and loss adjustment expense reserves of $366,000,000. The Empire Group expects to settle approximately 80% of these liabilities within the next 3 years. Additionally, the Empire Group has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers.

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

RESULTS OF OPERATIONS

Property and Casualty Insurance

       For the year ended December 31, 2000, the Company's insurance segment contributed 20% of total revenues from continuing operations and, at December 31, 2000, constituted 20% of total assets Historically, the Company's property and casualty insurance operations have provided commercial and personal lines of insurance in the New York metropolitan area.

       The Company's insurance segment pre-tax losses were $59,400,000, $22,400,000 and $7,900,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were negatively impacted by adverse reserve development of prior years' reserves of $52,977,000, $18,255,000 and $42,290,000 for 2000, 1999 and 1998, respectively. The more significant trends and events that the Company has experienced in recent years, which resulted in the recognition of the adverse loss reserve development, are identified below following the Company's combined ratios.

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

       During the remaining term of the Empire Group's policies that will be sold or non-renewed at the expiration of the policy term, and for other policies which may have to be renewed under New York insurance law, the Empire Group's estimate of losses for those policies will be based on its accumulated loss experience in those lines of insurance as well as industry trends. The Empire Group's accident year loss ratios for certain of these policies, in particular private passenger automobile, will be high reflecting the poor loss experience and adverse reserve development that the Empire Group has experienced in the past.

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

       During 2000, the Empire Group recorded adverse loss reserve development of $52,977,000, principally in the 1996 through 1999 accident years. This development was attributable to an increase in the severity of personal injury protection claims ("PIP") and an increase in the frequency of liability claims in the private passenger automobile line ($9,200,000), an increase in the frequency of liability claims in the commercial automobile line ($6,200,000), an increase in the frequency and severity of PIP claims in the assigned risk automobile line ($4,800,000) and an increase in the severity of certain liability claims in the commercial package policies lines of business ($15,000,000). The increases in severity and frequency of claims in automobile lines of business, particularly with respect to PIP claims, are consistent with emerging industry trends in the New York City marketplace. In addition, the Empire Group increased its estimate for loss adjustment expenses by $11,000,000 as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Empire Group has outsourced almost two-thirds of its claims. Currently, the Empire Group is primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Empire Group has also increased its reserve estimate for claims handled internally.

       During 1999, the Empire Group recorded adverse loss reserve development of $18,255,000, principally due to an increase in severity of 1998 accident year losses in the assigned risk automobile and voluntary private passenger automobile lines, and 1996 accident year losses in certain classes of the commercial automobile line. As a result, the Empire Group increased its reserves by $7,500,000 for assigned risk automobile, $5,000,000 for voluntary private passenger automobile and $4,500,000 for commercial automobile lines.

       During 1998, the Empire Group recorded adverse loss reserve development of $42,290,000. In 1998, the Empire Group reviewed the adequacy of the reserves carried for its open claims' files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998. Additionally, during 1998, the Empire Group reorganized the commercial auto claims department. As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised. Accordingly, prior years reserves were increased by $13,000,000 for workers' compensation, $14,000,000 for commercial automobile and $14,000,000 for other commercial liability lines of business.

       During the period between 1984 and 1995, the Empire Group entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except workers' compensation. Under these contracts, the Empire Group paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Empire Group may be required to accrue additional retrospective reinsurance premiums.

       Net earned premiums revenues of the Empire Group were reduced for retrospective reinsurance premiums by $4,500,000, $4,600,000, and $2,000,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            LEUCADIA NATIONAL CORPORATION

February 12, 2002                           By: /s/ Barbara L. Lowenthal
                                                -------------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller