Form 10-K
period 2001-12-31
LEUCADIA NATIONAL CORP
filed 2002-03-06
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K
                               ------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
       ___________
                         Commission file number: 1-5721

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 22, 2002 (computed by reference to the last reported closing sale price of the Common Stock on the New York Stock Exchange on such date): $1,077,155,000.

On February 22, 2002, the registrant had outstanding 55,318,257 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2002 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I
Item 1.    Business.
------     --------


                                   THE COMPANY


     The Company is a diversified holding company engaged in a variety of businesses, including banking and lending, manufacturing, winery operations, real estate activities, development of a copper mine and property and casualty insurance and reinsurance. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. In identifying possible acquisitions, the Company tends to seek assets and companies that are troubled or out of favor and, as a result, are selling substantially below the values the Company believes to be present.

     Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,195,500,000 at December 31, 2001, equal to a book value per common share of the Company (a "Common Share") of negative $.11 at December 31, 1978 and $21.61 at December 31, 2001. The December 31, 2001 shareholders' equity and book value per share amounts have been reduced by the $811,900,000 cash dividend (the "Dividend") paid in 1999.

     In August 2001, Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway Inc., lent $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. FINOVA paid certain fees in connection with the transaction and Berkadia also received newly issued shares of common stock of FINOVA representing 50% of the stock of FINOVA outstanding on a fully diluted basis. For additional information, see Item 1, "Business - Other Investments" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

     In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"), which was subsequently converted into 375,000 common shares that represent approximately 4% of WMIG. WMIG is a publicly traded, Bermuda-domiciled, financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. At December 31, 2001, the Company's investment had a market value of $130,500,000.

     In December 2001, the Company invested $127,500,000 for an approximate 25% common stock interest in Olympus Re Holdings, Ltd., a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business.

     The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). Historically, the Company's principal lending activities have consisted of providing collateralized personal automobile loans to individuals with poor credit histories. As a result of increased loss experience and declining profitability in its automobile lending program, the Company stopped originating new automobile loans in 2001.

     The Company's manufacturing operations manufacture and market proprietary lightweight plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products.

     The Company's foreign real estate operations are conducted through Compagnie Fonciere FIDEI ("Fidei"), a French company whose bonds are listed on the Paris Stock Exchange. The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale.

     The Company's winery operations consist of its 90% interest in Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. These wineries produce and sell super-ultra-premium wines.

     The Company's copper mine development operations consist of its 72.8% interest in MK Gold Company ("MK Gold"), a public company traded on the NASD OTC Bulletin Board (Symbol: MKAU).

     The Company's insurance operations consist of commercial and personal property and casualty insurance primarily in the New York metropolitan area conducted through the Empire Group, which consists of Empire Insurance Company ("Empire") and Allcity Insurance Company ("Allcity"). In December 2001, the Company determined to commence an orderly, voluntary liquidation of the Empire Group and has classified the Empire Group as a discontinued operation.

     As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. These reportable segments are: banking and lending, foreign real estate, domestic real estate and manufacturing. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans were primarily funded by deposits insured by the FDIC. Foreign real estate consists of the operations of Fidei in France. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Manufacturing operations manufacture and market proprietary lightweight plastic netting used for a variety of purposes. Other operations primarily consist of winery operations and development of a copper mine. Associated companies primarily include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. Olympus Re Holdings, Ltd., one of the Company's investments in associated companies, is a Bermuda-based reinsurance company. The information in the following table for Corporate assets primarily consists of investments, notes receivable from the sale of certain businesses and cash and cash equivalents. Corporate revenues listed below primarily consist of investment income and securities gains and losses on Corporate assets. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. In addition to the Company's foreign real estate operations, the Company has a manufacturing facility located in Belgium and an interest, through MK Gold, in a copper deposit in Spain. Except as disclosed above, the Company does not have any other material foreign operations and investments.

       Certain information concerning the Company's segments for 2001, 2000 and 1999 is presented in the following table. Prior period amounts have been reclassified for the domestic real estate operations, which were previously included in Other Operations.

                                                                                        2001            2000            1999
                                                                                        ----            ----            ----
                                                                                                    (In millions)

Revenues:
   Banking and Lending                                                               $    122.4      $    108.8     $     59.0
   Foreign Real Estate                                                                     25.7            49.2           65.0
   Domestic Real Estate                                                                    65.3            83.1           26.6
   Manufacturing                                                                           57.4            65.1           64.0
   Other Operations (a)                                                                    39.3            44.9          213.4
   Equity in Associated Companies (b)                                                     (24.6)           29.3           (2.9)
   Corporate (c)                                                                           89.8           191.5           97.8
                                                                                     ----------      ----------     ----------
       Total consolidated revenues                                                   $    375.3      $    571.9     $    522.9
                                                                                     ==========      ==========     ==========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities, extraordinary gain (loss) and cumulative effect of a change in accounting principle:
   Banking and Lending                                                               $     (6.1)     $     11.0     $     12.7
   Foreign Real Estate                                                                      5.2            22.9           31.8
   Domestic Real Estate                                                                    30.4            58.8           13.4
   Manufacturing                                                                            7.8            11.3           11.9
   Other Operations (a)                                                                     8.2             5.2          187.0
   Equity in Associated Companies (b)                                                     (24.6)           29.3           (2.9)
   Corporate (c)                                                                           32.8           115.0           13.6
       Total consolidated income from continuing operations                          ----------      ----------     ----------
         before income taxes, minority expense of trust preferred
         securities, extraordinary gain (loss) and cumulative effect of
         a change in accounting principle                                            $     53.7      $    253.5     $    267.5
                                                                                     ==========      ==========     ==========
Identifiable assets employed:
   Banking and Lending                                                               $    595.7      $    664.2     $    467.1
   Foreign Real Estate                                                                    152.1           254.7          276.7
   Domestic Real Estate                                                                   176.4           218.1          253.5
   Manufacturing                                                                           59.3            63.4           42.9
   Other Operations                                                                       171.2           177.1          178.2
   Investments in Associated Companies                                                    358.8           192.5           74.0
   Net Assets of Discontinued Operations                                                   --             112.1          208.7
   Corporate                                                                            1,063.7           944.1          987.0
                                                                                     ----------      ----------     ----------
       Total consolidated assets                                                     $  2,577.2      $  2,626.2     $  2,488.1
                                                                                     ==========      ==========     ==========




(a) For 1999, includes, among other items, pre-tax gains on sale of Caja de Ahorro y Seguro S.A., The Sperry & Hutchinson Company, Inc. and its Russian joint venture with PepsiCo, Inc., aggregating $169,000,000, as described in Notes 4 and 14 to the Consolidated Financial Statements.

(b) For 2001, includes, among other items, equity in loss of Berkadia totaling $70,400,000, as described in Item 1, "Business-Other Investments" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

(c) For 2000, includes, among other items, pre-tax securities gains on sale of Fidelity National Financial, Inc. ($90,900,000) and Jordan Telecommunication Products, Inc., ($24,800,000), as described in Note 13 to the Consolidated Financial Statements.

     At December 31, 2001, the Company and its consolidated subsidiaries had 1,066 full-time employees.

                               BANKING AND LENDING

     The Company's banking and lending operations principally are conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial ("AIF"), an industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had aggregate deposits of $476,500,000 and $526,200,000 at December 31, 2001 and 2000, respectively. AIB and AIF currently have several deposit-taking and lending facilities in the Salt Lake City area, which have generated approximately three-quarters of their deposit balances. Various brokers generated the remainder of the Company's deposits. Deposits have primarily been used to fund consumer instalment loans.

     The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $521,200,000 and $515,800,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, 73% were loans to individuals generally collateralized by automobiles; 23% were loans to consumers, substantially all of which were collateralized by real or personal property; 3% were loans to small businesses; and 1% were unsecured loans.

     Collateralized personal automobile instalment loans have primarily been made through automobile dealerships to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. These loans have been made to consumers principally to purchase used, moderately priced automobiles. In 2001, the average initial loan balance was $12,250 and provided the Company with a yield of 21.5%. The average contractual maturity for automobile loans originated in 2001 was 58 months, with an anticipated average life of 26 months. In determining which individuals qualified for these loans, the Company considered a number of highly selective criteria with respect to the individual, as well as the collateral, to attempt to minimize the amount of losses. The Company closely monitors these loans and takes prompt possession of the collateral in the event of a default. For the three year period ended December 31, 2001, the Company generated $579,300,000 of these loans ($162,800,000 during 2001). Such amounts exclude purchased portfolios of $69,900,000 in the aggregate during the three year period ended December 31, 2001.

     Starting in 2000, the Company began to experience an increase in loan losses. The Company believes that a weaker economy and increased bankruptcies contributed to this increase. In an effort to reduce losses, the Company exited certain states and automobile dealer relationships with historically higher loan losses, but losses continued to increase during 2001. This loss experience, combined with the increasingly difficult competitive environment, resulted in the Company's decision in September 2001 to stop originating any new subprime automobile loans. The Company will continue to service its remaining automobile portfolio, as well as originate other loan products, although it is anticipated that new loan originations will be substantially less than originations previously generated in the subprime automobile portfolio. The Company will also seek to acquire loan portfolios that meet its credit criteria if these portfolios can be purchased on attractive terms.

     It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio, historical loss experience and collateral value, is deemed adequate to cover probable losses on outstanding loans. At December 31, 2001, the allowance for loan losses for the Company's entire loan portfolio was

$35,700,000 or 6.8% of the net outstanding loans, compared to $27,400,000 or 5.3% of net outstanding loans at December 31, 2000.

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

     Certain information with respect to the Company's banking and lending segment is as follows for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):

                                                     2001                  2000                  1999
                                                     ----                  ----                  ----

Average loans outstanding                          $545,036              $423,030              $238,561
Interest income earned on loans                    $111,849              $ 87,865              $ 49,891
Average loan yield                                    20.5%                 20.8%                 20.9%
Average deposits outstanding                       $536,020              $422,607              $239,786
Interest expense on non-demand deposits            $ 31,499              $ 26,421              $ 12,688
Average rate on non-demand deposits                    5.9%                  6.3%                  5.3%
Net yield on interest-bearing assets                  13.3%                 13.1%                 13.4%


     Investments held by the banking and lending segment are primarily short-term bonds and notes of the United States Government and its agencies.

     The Company's banking and lending operations compete with banks, savings and loan associations, credit unions, credit card issuers and consumer finance companies, many of which are able to offer financial services on very competitive terms. In addition, major brokerage firms, insurance companies, retailers and bank holding companies have formed substantial national financial services networks that compete with the Company. Some competitors have substantial local market positions; others are part of large, diversified organizations.

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

     The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations of AIB and restricts further acquisitions of banks and savings institutions by the Company. CEBA does not restrict AIF as currently operated. In an effort to increase operating efficiencies, the Company has filed an application with the OCC to merge AIB and AIF. Although the Company anticipates that the merger will be approved during the first quarter of 2002, no assurance can be given that it will be approved.

                               FOREIGN REAL ESTATE

     Through its French subsidiary, Fidei, the Company owns foreign commercial real estate properties with a book value of $28,700,000 at December 31, 2001. After considering Fidei's other assets and non-recourse liabilities, the Company's net investment in this segment was $44,800,000 at December 31, 2001. During 2001, Fidei sold 26 properties resulting in aggregate pre-tax gains of $8,200,000; at December 31, 2001, a total of 27 properties aggregating approximately 858,000 square feet remain. The Company expects to complete the sale of Fidei's real estate holdings during 2002, and is exploring the possibility of selling the stock of the corporate shell and/or liquidating Fidei once the real estate sales are complete. The gain realized from the Company's investment in Fidei will not be subject to material amounts of income taxes.

                              DOMESTIC REAL ESTATE

     At December 31, 2001, the Company's domestic real estate investments had a book value of $145,800,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company's largest domestic real estate investments are described below. The Company owns a master-planned community located in San Diego County, California that will include approximately 3,400 homes and apartments as well as commercial properties when it is completed over the next seven years. In this project, the Company converts the raw land into building lots that are sold to homebuilders in phases. The Company expects to earn a preferred return of 15% on its investment in this project; any amounts generated above this preferred return will primarily benefit the project's development manager, HomeFed Corporation, a Delaware corporation ("HomeFed") that was distributed to the Company's shareholders in 1998. Also included in the Company's domestic real estate is an investment in a 719-room hotel located on Waikiki Beach in Hawaii. The hotel remains open to the public while it is being renovated, which the Company expects to complete during 2002. The Company also owns two shopping centers on Long Island, New York and one shopping center in upstate New York, that in the aggregate have 341,000 square feet of retail space, substantially all of which is leased.

                                  MANUFACTURING

     Through its plastics division, the Company manufactures and markets proprietary lightweight plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products. The products are primarily used to add strength to other materials or act as barriers, such as warning fences and crop protection from birds. The plastics division is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control, nonwoven reinforcement and crop protection. The plastics division markets its products both domestically and internationally, with approximately 13% of its 2001 sales exported to Europe, Latin America, Japan and Australia. The Company primarily sells its products through its employee sales force, which is located in the United States and Europe. For the years ended December 31, 2001, 2000 and 1999, manufacturing revenues were $53,700,000, $65,000,000 and $64,000,000, respectively.

     New product development focuses on niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. This targeted product development has generally been carried out in partnership with a prospective customer or industry where the value of the product has been recognized. Currently, the plastics division is also focusing on developing products for which it does not yet have a customer. Over the last several years, the plastics division has committed approximately 3% to 5% of annual sales to the development and marketing of new products and new applications of existing products.

     In 2001, the plastics division completed the construction of its manufacturing facility in Belgium, which became operational in the third quarter. The Belgium facility will service customers in the European and Asian markets, which were previously supplied by the Company's domestic manufacturing facilities. Primarily as a result of a general downturn in the economy, revenues for the plastics division declined in 2001 and the division currently has excess capacity. The plastics division is attempting to develop new products, applications and markets to replace its lost business. In addition, the Company has been focusing on managing costs and improving service levels through shorter lead times.

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

                                OTHER OPERATIONS

     The Company has a 90% interest in two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1981, while the Company started Archery Summit in 1993. These wineries produce and sell super-ultra-premium wines. During 2001, the wineries sold approximately 68,900 9-liter equivalent cases of wine generating wine revenues of $12,800,000. Since acquisition, the Company's investment in winery operations has grown, principally to fund the Company's acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to an additional two years before the wine can be sold. For the 2001 harvest, approximately 90% of the Company's vineyards were producing grapes and the balance is under development. At December 31, 2001, the Company's combined investment in these wineries was $57,300,000.

       The Company has a 72.8% interest in MK Gold, a company that is traded on the NASD OTC Bulletin Board. MK Gold's subsidiary Cobre Las Cruces, S.A., a Spanish company, holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. A feasibility study of this project by Bechtel International, Inc. has been completed. This study is based on proven and probable reserves of 15,800,000 metric tonnes grading 5.94% copper overlain by a gold-bearing gossan (which has not been evaluated) and by 150 meters of unconsolidated overburden. Independent Mining Consultants, Inc. performed the reserve calculations used in the feasibility study. Cash operating costs are estimated to average $.33 per pound of copper. The estimated capital cost to bring the mine into production is approximately $290,000,000. Mining will be subject to obtaining required permits (currently underway), obtaining both debt and equity financing for the project, engineering and construction. Mining and water concession applications have been submitted to the applicable Spanish and Andalusian governmental agencies. Recently, the market price of copper has been depressed, reflecting generally weak global economic conditions. The amount of financing which can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. MK Gold currently anticipates that commercial production at Las Cruces will begin in the second half of 2004. Although MK Gold believes the necessary permitting and financing will be obtained, no such assurances can be given. Further, there may be other political and economic circumstances that could prevent or delay development of Las Cruces.

                                OTHER INVESTMENTS

     In August 2001, Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway Inc. ("Berkshire"), lent $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation (the "Berkadia Loan"), the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Berkadia also received newly issued shares of common stock of FINOVA representing 50% of the stock of FINOVA outstanding on a fully diluted basis. FINOVA is a financial services holding company that, prior to its filing for bankruptcy, provided a broad range of financing and capital markets products, primarily to mid-size businesses. Since its chapter 11 restructuring, FINOVA's business activities have been limited to the orderly collection and liquidation of its assets and FINOVA has not engaged in any new lending activities, except to honor previously existing customer commitments. As required by the terms of FINOVA's existing public debt securities and the Berkadia Loan, any available cash generated from these activities is used to pay down FINOVA's obligations to its creditors.

     Berkadia financed the Berkadia Loan with bank financing that is guaranteed, 90% by Berkshire and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire). As of February 22, 2002, principal payments have reduced the amounts outstanding under the Berkadia Loan and Berkadia's financing to $3,900,000,000. In addition, in 2001 Berkadia was paid $120,000,000 in fees in connection with the Berkadia Loan, and the Company entered into a ten-year management agreement with FINOVA, for which it receives an $8,000,000 annual fee. Under the agreement governing Berkadia, the Company and Berkshire have agreed to equally share the Berkadia Loan fees and the annual management fees. All income related to the Berkadia Loan, after payment of financing costs, will be shared 90% to Berkshire and 10% to the Company. During the period the Berkadia Loan was outstanding during 2001, the Company recorded income of $3,900,000 representing 10% of the net interest spread on the Berkadia Loan. All of this income has been distributed to the Company.

     At December 31, 2001, the book value of the Company's equity investment in Berkadia was negative $129,000,000. The negative carrying amount was due to Berkadia's distribution of the Berkadia Loan fees and its recognition of its share of FINOVA's losses under the equity method of accounting ($94,400,000). This loss recognized by Berkadia is a non-cash loss that will be reversed over the term of the Berkadia Loan. As a result of the application of these accounting rules, the negative carrying amount of the Company's investment in Berkadia effectively represents an unamortized discount on the Berkadia Loan, which will be amortized to income over the term of the loan.

     At December 31, 2001, the book value of the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), a registered broker-dealer, was $127,100,000. JPOF II is managed and controlled by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the year ended December 31, 2001, the Company recorded $27,100,000 of pre-tax income from this investment under the equity method of accounting; this amount was distributed to the Company in February 2002.

     In December 2001, the Company invested $127,500,000 for an approximate 25% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. Olympus was formed to take advantage of the current lack of capacity and favorable pricing in the reinsurance market. It has entered into a quota share reinsurance agreement with Folksamerica Reinsurance Company, an affiliate of White Mountains Insurance Group, Ltd., and will also seek to obtain reinsurance business from other sources as well. When the market opportunity to underwrite reinsurance business on favorable terms recedes, the by-laws of Olympus include mechanisms to return its capital to its investors, subject to Bermuda insurance regulations and other laws restricting the return of capital.

     The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 22, 2002: AmeriKing, Inc. ("AmeriKing") (6.8%), Carmike Cinemas, Inc. ("Carmike") (11.0%), GFSI Holdings, Inc. ("GFSI") (6.6%), Jackson Products, Inc. ("Jackson") (8.8%), Jordan Industries, Inc. ("JII") (10.1%) and PhoneTel Technologies, Inc. (7.1%).

     A subsidiary of the Company is an owner in The Jordan Company LLC and Jordan/Zalaznick Capital Company. These entities each specialize in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. Since 1982, the Company has invested an aggregate of $105,000,000 in these entities and related companies and, through December 31, 2001, has received $166,100,000 relating to the disposition of investments, dividends, interest and management and other fees. At December 31, 2001, through these entities, the Company had interests in AmeriKing, Carmike, GFSI, Jackson, JII, JZ Equity Partners PLC (a British company traded on the London Stock Exchange in which the Company holds a 6.5% equity interest) and a total of 39 other companies. These investments are carried in the Company's consolidated financial statements at $59,000,000, of which $43,800,000 relates to public companies carried at market value.

     For further information about the Company's business, including the Company's investments in Berkadia and Olympus, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and Notes to Consolidated Financial Statements.

Item 2.  Properties.
------   ----------

     Through its various subsidiaries, the Company owns and utilizes in its operations offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 80,200 square feet). Subsidiaries of the Company own facilities primarily used for manufacturing located in Georgia and Genk, Belgium (totaling approximately 373,800 square feet) and facilities and land in California and Oregon used for winery operations (totaling approximately 107,100 square feet and 404 acres, respectively).

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

     The Company does not believe that any of the foregoing actions will have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

Item 10.  Executive Officers of the Registrant.
-------   ------------------------------------

       All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of February 22, 2002, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


NAME                                AGE              POSITION WITH LEUCADIA         OFFICE HELD SINCE
----                                ---              ----------------------         -----------------

Ian M. Cumming                       61              Chairman of the Board          June 1978
Joseph S. Steinberg                  58              President                      January 1979
Thomas E. Mara                       56              Executive Vice President       May 1980;
                                                        and Treasurer                  January 1993
Joseph A. Orlando                    46              Vice President and             January 1994;
                                                        Chief Financial Officer        April 1996
Barbara L. Lowenthal                 47              Vice President and             April 1996
                                                        Comptroller
Mark Hornstein                       54              Vice President                 July 1983


     Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978 and as Chairman of the Board of FINOVA since August 2001. In addition, he has served as a director of Allcity since February 1988 and MK Gold since June 1995. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986, a director of HomeFed, a California real estate developer, since May 1999 and a director of Carmike since January 2002.

     Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Allcity since February 1988, as a director of MK Gold since June 1995, as a director of JII since June 1988, as a director of HomeFed since August 1998, as a director of FINOVA since August 2001 and as a director of WMIG since June 2001.

     Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. In addition, he has served as a director of Allcity since October 1994 and as a director of MK Gold since February 2000.

     Mr. Orlando, a certified public accountant, has served as Chief Financial Officer of the Company since April 1996 and as Vice President of the Company since January 1994. In addition, he has served as a director of Allcity since October 1998.

     Ms. Lowenthal, a certified public accountant, has served as Vice President and Comptroller of the Company since April 1996.

     Mr. Hornstein joined the Company as Vice President in July 1983.

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

                                                              Common Share
                                                              ------------
                                                          High            Low
                                                          ----            ---

         2000
         ----
         First Quarter                                   $24.19          $20.63
         Second Quarter                                   26.75           22.13
         Third Quarter                                    28.13           23.06
         Fourth Quarter                                   37.50           23.06

         2001
         ----
         First Quarter                                   $35.70          $30.50
         Second Quarter                                   34.90           30.58
         Third Quarter                                    33.65           28.25
         Fourth Quarter                                   31.96           26.31

         2002
         ----
         First Quarter (through February 22, 2002)       $30.75          $28.00


(b)  Holders.
     -------

     As of February 22, 2002, there were approximately 3,148 record holders of the Common Shares.

(c)  Dividends.
     ---------

     In 2001 and 2000, the Company paid cash dividends of $.25 per Common Share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

     In connection with the declaration of dividends or the making of distributions on, or the purchase, redemption or other acquisition of Common Shares, the Company is required to comply with certain restrictions contained in certain of its debt instruments. The Company's regulated subsidiaries are restricted in the amount of distributions that can be made to the Company without regulatory approval. For further information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

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


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                         2001         2000          1999        1998           1997
                                                                         ----         ----          ----        ----           ----
                                                                                (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues (a)                                                          $ 375,298    $ 571,865    $ 522,908    $ 233,367    $ 270,392
Interest expense (b)                                                     55,200       57,713       50,665       45,139       46,007
Income (loss) from continuing operations before
  income taxes, minority expense of trust preferred
  securities, extraordinary gain (loss) and cumulative
  effect of a change in accounting principle                             53,673      253,466      267,458       39,580      (25,945)
Income (loss) from continuing operations before
  minority expense of trust preferred securities,
  extraordinary gain (loss) and cumulative effect
  of a change in accounting principle                                    70,321      160,152      215,295       62,140      (15,401)
Minority expense of trust preferred securities,
  net of taxes                                                           (5,521)      (5,521)      (5,521)      (8,248)      (7,942)
Income (loss) from continuing operations before
  extraordinary gain (loss) and cumulative effect
  of a change in accounting principle                                    64,800      154,631      209,774       53,892      (23,343)
Income (loss) from discontinued operations,
  including gain (loss) on disposal, net of taxes                       (72,719)     (39,606)       7,856          451      687,215
Extraordinary gain (loss) from early
 extinguishment of debt, net of taxes                                      --            983       (2,588)        --         (2,057)
Cumulative effect of a change in accounting
  principle                                                                 411         --           --           --           --
    Net income (loss)                                                    (7,508)     116,008      215,042       54,343      661,815

Per share:
  Basic earnings (loss) per common share:
   Income (loss) from continuing operations
    before extraordinary gain (loss) and
    cumulative effect of a change in accounting
    principle                                                           $  1.17      $  2.78       $ 3.53       $  .85      $  (.38)
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                                     (1.32)        (.71)         .13          .01        11.05
   Extraordinary gain (loss)                                                --           .02         (.04)         --          (.03)
   Cumulative effect of a change in accounting
     principle                                                              .01         --           --            --           --
                                                                        -------      -------       ------       ------      -------
     Net income (loss)                                                  $  (.14)     $  2.09       $ 3.62       $  .86      $ 10.64
                                                                        =======      =======       ======       ======      =======
                                                                                                                  (continued)




                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                         2001         2000          1999        1998           1997
                                                                         ----         ----          ----        ----           ----
                                                                                (In thousands, except per share amounts)

  Diluted earnings (loss) per common share:
   Income (loss) from continuing operations
    before extraordinary gain (loss) and
    cumulative effect of a change in accounting
    principle                                             $ 1.17           $2.78           $ 3.53            $ .85           $ (.38)
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                      (1.32)           (.71)             .13              .01            11.05
   Extraordinary gain (loss)                                --               .02             (.04)            --               (.03)
   Cumulative effect of a change in accounting
    principle                                                .01            --               --               --               --
                                                         -------          ------           ------            -----           ------
     Net income (loss)                                    $ (.14)         $ 2.09           $ 3.62            $ .86           $10.64
                                                         =======          ======           ======            =====           ======



                                                                                        At December 31,
                                                                                        ---------------
                                                         2001             2000              1999            1998              1997
                                                         ----             ----              ----            ----              ----
                                                                          (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
  Cash and investments                                $1,182,874       $1,182,014       $  884,687       $1,520,868      $1,596,430
  Total assets                                         2,577,239        2,626,156        2,488,130        3,222,286       2,980,418
  Debt, including current maturities                     343,276          374,523          483,309          722,601         352,872
  Customer banking deposits                              476,495          526,172          329,301          189,782         198,582
  Common shareholders' equity                          1,195,453        1,204,241        1,121,988        1,853,159       1,863,531
  Book value per common share                             $21.61           $21.78           $19.75           $29.90          $29.17
  Cash dividends per common share                         $  .25           $  .25           $13.58           $ --            $  .25



(a) Includes net securities gains (losses) of $29,624,000, $124,479,000, $16,268,000, $(66,159,000) and $3,943,000 for the years ended December 31,
     2001, 2000, 1999, 1998 and 1997, respectively.

(b)  Includes interest on customer banking deposits.

Item 7.  Management's Discussion and Analysis of Financial Condition
------   and Results of Operations.
         -----------------------------------------------------------

     The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Liquidity

     Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other investments. The Parent continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, bank borrowings, public and private capital market transactions, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries. It has no substantial recurring cash requirements other than payment of interest and principal on its debt, tax payments and corporate overhead expenses.

     As of December 31, 2001, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $805,000,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $495,800,000 (62%), the equity investment in WMIG of $130,500,000 (16%)
described below, and other publicly traded debt and equity securities aggregating $178,700,000 (22%). Additional sources of liquidity as of December 31, 2001 include $163,800,000 of cash and marketable securities collateralizing letters of credit and $102,600,000 of cash, cash equivalents and marketable securities held by Fidei.

     Except for the Euro denominated debt of Fidei, which is non-recourse to the Company, the Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made from banks through the Company's credit agreement facility and through public financings. During the year ended December 31, 2001, the Company did not use its $152,500,000 unsecured bank credit facility. This facility bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003.

     During 2001, the Company borrowed $53,100,000 secured by its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The Company has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%.

     The Company is financing the renovation of its Hawaiian hotel and has obtained loan commitments totaling $25,000,000. At December 31, 2001, the amount outstanding under this borrowing was $18,900,000. The borrowing matures in seven years and is collateralized by the hotel.

     As of February 22, 2002, the Company is authorized to repurchase an additional 4,494,000 Common Shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

     At December 31, 2001, a maximum of $8,100,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. Additional amounts may be available to the Parent in the form of loans or cash advances from regulated subsidiaries, although no amounts were outstanding at December 31, 2001 or borrowed to date in 2002. There are no restrictions on distributions from non-regulated subsidiaries. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Payments from regulated subsidiaries for dividends, tax sharing payments and other services totaled $9,400,000 for the year ended December 31, 2001.

     In August 2001, Berkadia LLC, an entity jointly owned by the Company and Berkshire lent $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of FINOVA, to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Berkadia also received 61,020,581 newly issued shares of common stock of FINOVA (the "FNV Shares"), representing 50% of the stock of FINOVA outstanding on a fully diluted basis. Berkadia financed the Berkadia Loan with bank financing that is guaranteed, 90% by Berkshire and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire), and that is also secured by Berkadia's pledge of the $5,600,000,000 five year senior secured promissory note from FINOVA Capital to Berkadia issued pursuant to the Berkadia Loan. The financing provided to Berkadia matures on the same date as the Berkadia Loan; principal payments prior to maturity are required only to the extent principal payments are received on the Berkadia Loan. In 2001, Berkadia was paid $120,000,000 in fees in connection with the Berkadia Loan, of which the Company received its $60,000,000 share in 2001. All income related to the Berkadia Loan, after payment of financing costs, will be shared 90% to Berkshire and 10% to the Company. As a result of principal payments made by FINOVA in 2001 and 2002, the balance due under the Berkadia Loan and the balance payable to Berkadia's lenders is $3,900,000,000 as of February 22, 2002. During 2001, the Company also entered into a ten-year management agreement with FINOVA, for which it will receive an $8,000,000 annual fee, the first of which was paid when the agreement was signed. Under the agreement governing Berkadia, the Company and Berkshire have agreed to equally share the management fees.

     In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of WMIG, which was subsequently converted into 375,000 common shares that represent approximately 4% of WMIG. At December 31, 2001, the investment is carried at its aggregate market value of $130,500,000 in the Company's consolidated balance sheet.

     In December 2001, the Company invested $127,500,000 for an approximate 25% common stock interest in Olympus. The Company cannot redeem its interest in Olympus prior to December 31, 2003. Beginning at that date, the Company has the right to request a redemption annually; however, the granting of any such request will be at the discretion of Olympus' Board of Directors based on the company's need for capital and be subject to Bermuda insurance laws and regulations. The Company will account for this investment under the equity method of accounting.

     In December 2001, the Company invested $50,000,000 in a limited partnership that will invest primarily in securities and other obligations of highly leveraged, distressed and out of favor companies. The Company may redeem up to 50% of its investment annually beginning in June 2003 and up to 100% of its investment in December 2004, or otherwise in certain specified circumstances. The Company will account for this investment under the equity method of accounting.

     Based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. Standard & Poor's and Duff & Phelps Inc. have rated the Company's senior debt obligations as investment grade since 1993, while Moody's Investors Services, Inc. rates the Company's senior debt obligations below investment grade. Ratings issued by bond rating agencies are subject to change at any time.

Consolidated Liquidity

     In 2001 and 2000, net cash was used for operations, reflecting lower investment income on corporate investments as a result of the Dividend payment in 1999, payment of the Parent's interest and overhead expenses and a reduction of payables related to the trading portfolio. The Company's continuing business segments generated cash from operating activities, except for certain of the Company's real estate operations that required a net use of cash to fund operating expenses and working capital.

       The Company historically provided collateralized automobile loans to individuals with poor credit histories. The Company's investment in automobile loans was $379,800,000 and $410,300,000 at December 31, 2001 and 2000,
respectively. Deposits generated by the Company's deposit-taking facilities and by brokers primarily fund these loans. Deposits raised in 2001 totaled $175,200,000 and had an average maturity of 12 months and a weighted average interest rate of 5.3%.

     In the past, the Company has at times funded the construction and/or expansion of its manufacturing facilities with industrial revenue bonds. At December 31, 2001, the Company has $9,800,000 principal amount outstanding for such financing. The Company used $18,300,000 of its available cash resources to construct the plastics division's Belgium facility, which was completed in 2001.

       During 2001, Fidei's debt declined by $83,400,000 (94,600,000 Euros) due to the maturity and early extinguishment of certain debt. The pre-tax gain on this early extinguishment was not material. As of December 31, 2001, the principal amount of Fidei's remaining Euro denominated outstanding debt, all of which is non-recourse to the Company, was $91,000,000 (103,200,000 Euros). Inasmuch as Fidei's Euro denominated cash, cash equivalents and marketable securities approximate its Euro denominated debt, the Company does not believe there is currently a need to acquire a currency hedge for Fidei's debt.

     As shown below, at December 31, 2001, the Company's contractual cash obligations and commercial commitments totaled $937,100,000 and $619,000,000, respectively. The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. The Company is in compliance with all of these restrictions, and the Company has the ability to incur substantial additional indebtedness or make substantial distributions to its shareholders and still remain in compliance with these restrictions.


                                                                            Payments Due by Period (in thousands)
                                                                            ------------------------------------
                                                                          Less than 1                                     After 5
Contractual Obligations                                       Total          Year          1-3 Years       4-5 Years        Years
-----------------------                                       -----        ----------      ---------       ---------      --------


Customer Banking Deposits                                   $476,495        $346,431        $ 84,299        $ 38,215        $  7,550
Long-Term Debt                                               343,276          17,224          89,748          49,634         186,670
Operating Leases, net of Sublease Income                      19,137           3,524           6,184           5,485           3,944
Preferred Securities of Subsidiary Trust                      98,200            --              --              --            98,200
                                                            --------        --------        --------        --------        --------

Total Contractual Cash Obligations                          $937,108        $367,179        $180,231        $ 93,334        $296,364
                                                            ========        ========        ========        ========        ========

                                                                                     Amount of Commitment
                                                                             Expiration Per Period (in thousands)
                                                                             ------------------------------------


                                                           Total
                                                          Amounts        Less Than 1                                         After 5
Other Commercial Commitments                              Committed          Year         1-3 Years       4-5 Years          Years
-----------------------------                             --------       -----------      --------        ----------        --------


Standby Letters of Credit                                 $100,643        $    643        $100,000          $  --           $   --
Guarantees (a)                                             508,000         100,000            --             390,000          18,000
Other Commercial Commitments                                10,309          10,309            --               --               --
                                                          --------        --------        --------          --------        --------

Total Commercial Commitments                              $618,952        $110,952        $100,000          $390,000        $ 18,000
                                                          ========        ========        ========          ========        ========



(a) Of the total amount, $490,000,000 represents the Company's guarantee of 10% of Berkadia's financing incurred in connection with the Berkadia Loan, as more fully described above. The $100,000,000 commitment expiration in the less than one year period results from actual principal payments received under the Berkadia Loan that were used to reduce the balance due under Berkadia's financing. To the extent that future principal payments are received under the Berkadia Loan prior to maturity, such amounts will be used to paydown the Berkadia financing and the remaining $390,000,000 guarantee will expire at an earlier date than reflected above.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

       The allowance for loan losses is established through a provision that is charged to expense. As of December 31, 2001, the Company's allowance for loan losses was $35,700,000 or 6.8% of the related outstanding loan receivable balance of $521,200,000. The allowance for loan losses is an amount that the Company believes will be adequate to absorb probable losses inherent in its portfolio of existing loans based on the Company's evaluations of the collectibility of loans and prior loan loss experience. Factors considered by the Company include actual experience, current economic trends, aging of the loan portfolio and collateral value. During periods of economic weakness, delinquencies, defaults, repossessions and losses generally increase. These periods may also be accompanied by decreased demand and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. In addition, incentives offered by the automobile industry on new cars affect the supply of used cars and the value the Company may realize upon sale of repossessed automobiles. The allowance is based on judgments and assumptions and the ultimate loss may differ.

     The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. In addition, the Internal Revenue Service ("IRS") is in the process of concluding its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999. The IRS has issued Notices of Proposed Adjustments that, if sustained, would result in approximately $80,000,000 of tax, plus interest. The Company is contesting these proposed adjustments. The Company believes that it is adequately reserved for this exposure.

     The Company accounts for its investment in Berkadia under the equity method of accounting. Although the Company has no cash investment in Berkadia, the Company has a contingent liability resulting from its guarantee of 10% of the third party financing provided to Berkadia. The total amount of the Company's guarantee is $390,000,000 as of February 22, 2002. While the Company does not expect that Berkadia will suffer losses resulting in the Company having to fund its guarantee obligation, actual results could differ.

     As of December 31, 2001, the carrying amount of the Company's investment in the mining properties of MK Gold was approximately $51,100,000. The recoverability of this asset is entirely dependent upon the success of MK Gold's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits (currently underway), obtaining both debt and equity financing for the project, engineering and construction. Recently, the market price of copper has been depressed, reflecting generally weak global economic conditions. The amount of financing which can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. In addition, the actual price of copper and the operating cost of the mine will affect the recoverability of this asset. Based on the current status of the project and MK Gold's estimate of future financing costs and future cash flows, the Company believes the asset is recoverable. Actual results could differ.

Banking and Lending

     Finance revenues, which reflect the level and mix of consumer instalment loans, increased in each of the last two years due to greater average loans outstanding. Average loans outstanding were $545,000,000, $423,000,000 and $238,600,000 for 2001, 2000 and 1999, respectively. Although finance revenues increased in 2001 as compared to 2000, pre-tax results declined primarily due to a larger provision for loan losses, changes in market values of interest rate swaps, higher interest paid on interest rate swaps, charges recorded in connection with the Company's decision to stop originating new subprime automobile loans and to consolidate all operations in Salt Lake City, and higher interest expense due to the increased customer banking deposits through September of 2001.

     In 2001, the banking and lending segment's provision for loan losses increased $13,000,000 as compared to the prior year. This increase primarily reflects higher net charge-offs, for which the Company believes a weaker economy and increased bankruptcies were contributing factors, and an increase in the rates used by the Company to establish the allowance for loan losses in recognition of its increased loss experience. In an effort to reduce losses, the Company exited certain states and automobile dealer relationships with historically higher loan losses, but losses continued to increase throughout 2001. This loss experience, combined with the increasingly difficult competitive environment, resulted in the Company's decision in September 2001 to stop originating any new subprime automobile loans. The

Company will continue to service the remaining automobile portfolio as well as originate other products, although it is anticipated that new loan originations will be substantially less than originations previously generated in the subprime automobile portfolio. The Company will also seek to acquire loan portfolios that meet its credit criteria if these portfolios can be purchased on attractive terms.

     Pre-tax results for the banking and lending segment for 2001 also reflect $6,500,000 of charges primarily resulting from a mark-to-market loss on its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

     In an effort to increase operating efficiencies, the Company has filed an application with the OCC to merge AIB and AIF. Although the Company anticipates that the merger will be approved during the first quarter of 2002, no assurance can be given that it will be approved. As a result of its decision to stop originating new subprime automobile loans and this planned merger, the Company has been consolidating all operations in Salt Lake City. Pre-tax results for the banking and lending segment include $7,100,000 of charges related to this consolidation, primarily resulting from the closing of AIB's Indianapolis office.

     The increase in finance revenues in 2000 as compared to 1999 was primarily due to the 1999 acquisition of the operations of a subprime lender and increased new loan originations. Pre-tax results declined in 2000 as compared to 1999 primarily due to an increase in the provision for loan losses, higher interest expense due to increased customer banking deposits and higher interest rates thereon, and higher salaries expense as a result of the 1999 acquisition. The higher loan losses were principally caused by the poor performance of the subprime automobile portfolio acquired in 1999, for which the actual collection experience was less than expected, a larger amount of loans outstanding, including the 1999 purchased portfolio, that were reaching the age of peak losses, generally twelve to eighteen months after origination, the increased loan originations and a weaker economy.

Foreign Real Estate

     Fidei's revenues and pre-tax income declined in 2001 as compared to 2000 principally due to decreased rent income (due to a smaller base of remaining real estate properties) and decreased gains from sales of real estate properties. During 2001, Fidei sold 26 real estate properties, resulting in pre-tax gains of $8,200,000; 27 properties remain at December 31, 2001. The Company expects to complete the sale of Fidei's real estate holdings during 2002. Pre-tax results for 2001 also reflected lower interest expense as a result of the maturity and early extinguishment of certain debt, lower depreciation expense due to the reduction in real estate properties and lower selling, general and other expenses, which were partially offset by a charge of $4,600,000 related to value added taxes assessed for a sold property.

     Fidei's revenues declined in 2000 as compared to 1999 primarily due to decreased rent income from the smaller base of remaining real estate properties and decreased gains from sales of real estate properties, partially offset by increased investment income. During 2000, Fidei sold 38 real estate properties resulting in pre-tax gains of $27,100,000. Pre-tax results for 2000 also reflected lower depreciation expense due to the reduction in real estate properties and lower selling, general and other expenses.

Domestic Real Estate

     The reduction in revenues and pre-tax income from domestic real estate in 2001 as compared to the prior year was principally due to the foreclosure gains recorded in 2000 and less gains from property sales, net of costs. During 2001, the Company sold 696 residential sites and a school site resulting in pre-tax gains of $18,100,000 at its largest domestic real estate investment, a master-planned community project located in San Diego County.

     The increase in revenues and pre-tax income relating to domestic real estate in 2000 as compared to 1999 primarily resulted from greater net gains from sales of various properties and $10,700,000 of gains recorded upon the foreclosure of certain shopping centers. During 2000, the first residential lot sales occurred at the Company's project located in San Diego County; 528 residential sites were sold resulting in pre-tax gains of $25,500,000.

Manufacturing

     Manufacturing revenues, gross profit and pre-tax results for the plastics division declined in 2001 as compared to 2000. Of the $11,400,000 decline in manufacturing revenues in 2001, the most significant reductions were in the consumer products market, which declined by $7,300,000. This decline was primarily due to a customer for the Asian market no longer using one of the Company's products and a lower than anticipated demand for consumer dust wipe products. In addition, increased competition in the agriculture, home furnishing and packaging markets and customer inventory reductions in the construction and certain industrial markets also contributed to the reduction in sales in 2001. Gross profit for 2001 declined primarily due to the aforementioned reduction in sales and higher fixed costs related to the Belgium manufacturing facility. The decline in pre-tax income in 2001 was partially offset by a $3,500,000 gain resulting from a contract termination payment received from a customer. For 2000, manufacturing revenues for the plastics division modestly increased to $65,000,000 as compared to $64,000,000 for 1999. Gross profit and pre-tax income for the plastics division declined slightly in 2000 primarily due to higher raw material costs.

Other

     Investment and other income declined in 2001 as compared to 2000 in part from income recognized in 2000 totaling $25,900,000, consisting of foreclosure gains from certain domestic real estate properties, a prepayment penalty related to certain promissory notes and a gain from the sale of a corporate owned aircraft. In addition, investment and other income declined in 2001 due to decreased gains from sales of real estate properties and rental income related to Fidei ($26,000,000), decreased gains from sales of various domestic real estate properties ($8,500,000) and a reduction in revenues related to MK Gold ($10,100,000). Such decreases were partially offset by a gain of $6,300,000 from the sale of the Company's investment in two inactive insurance companies and increased revenues from the Company's oil and gas operations ($6,200,000).

     Investment and other income declined in 2000 as compared to 1999 primarily due to gains recognized in 1999 from the sale of Caja de Ahorro y Seguro S.A. ($120,800,000), The Sperry & Hutchinson Company, Inc. ($18,700,000), its Russian joint venture with PepsiCo, Inc. ($29,500,000), and an equity interest in an associated company ($8,700,000). Investment and other income also decreased in 2000 due to a reduction in investment income ($11,500,000), resulting primarily from the payment of the Dividend and debt repurchases in 1999 and decreased rent income and gains from sales of real estate properties related to Fidei ($18,500,000). This decrease was partially offset by increased net gains from sales and foreclosures of various domestic real estate properties ($50,800,000), a prepayment penalty related to certain promissory notes ($7,500,000) and revenues relating to MK Gold ($12,300,000), which the Company began consolidating in the fourth quarter of 1999.

     Net securities gains (losses) for 2000 include pre-tax security gains related to the Company's investments in Fidelity National Financial, Inc. ($90,900,000) and Jordan Telecommunication Products, Inc. ($24,800,000).

     For 2001, the Company recognized $24,600,000 of losses from its equity investments in associated companies as compared to $29,300,000 of income for 2000. The loss in 2001 was primarily due to a loss of $70,400,000, representing the Company's share of the loss recorded by Berkadia. The Company's share of Berkadia's loss consists of the following (in thousands):



   Net interest spread on the Berkadia loan - 10% of total                                    $  3,900
   Amortization of Berkadia Loan discount related to cash fees - 50% of total                    7,800
   Amortization of Berkadia Loan discount related to FINOVA stock - 50% of total                12,300
   Share of FINOVA loss under equity method - 50% of total                                     (94,400)
                                                                                              --------

   Equity in loss of associated companies - Berkadia                                          $(70,400)
                                                                                              ========


       As more fully described in Note 4 to the Company's consolidated financial statements, Berkadia's initial investment in the FNV Shares and the Berkadia Loan are determined based upon the relative fair values of the securities received in exchange for the funds transferred to FINOVA. The fair value assigned to the FNV Shares is based upon the trading price of FINOVA's common stock on the day the FNV Shares were received, was far in excess of FINOVA's net worth and is inconsistent with the Company's view that the FINOVA common stock has a very limited value. Subsequent to acquisition, and principally as a result of the terrorist attacks on September 11, 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's investment in FINOVA's common stock to zero.

       At December 31, 2001, the book value of the Company's equity investment in Berkadia was negative $129,000,000. The negative carrying amount was due to Berkadia's distribution of the Berkadia Loan fees and its recognition of its share of FINOVA's losses under the equity method of accounting ($94,400,000). This loss recognized by Berkadia is a non-cash loss that will be reversed over the term of the Berkadia Loan. As a result of the application of these accounting rules, the negative carrying amount of the Company's investment in Berkadia effectively represents an unamortized discount on the Berkadia Loan, which will be amortized to income over the term of the loan.

     The Company's loss related to Berkadia was partially offset by income from other equity investments, the most significant of which related to JPOF II. The Company recognized income from its investment in JPOF II of $27,100,000 and $17,300,000 in 2001 and 2000, respectively. Equity in income (losses) of associated companies increased in 2000 as compared to 1999 primarily due to income related to JPOF II.

     The increase in interest expense for 2000 as compared to 1999 primarily reflects increased customer banking deposits and higher interest rates thereon, partially offset by a reduction in interest expense related to debt repurchases in 1999.

     Salaries expense in 2001 primarily reflects decreased expenses related to lower bonus expense. Salaries expense in 2000 reflects an increase in employees, primarily at the banking and lending segment.

     Selling, general and other expenses increased in 2001 as compared to the prior year primarily due to higher provisions for loan losses and charges recorded in connection with consolidating the banking and lending operations, and the value added taxes assessed on Fidei, all as described above, partially offset by lower expenses related to MK Gold. The increase in selling, general and other expenses in 2000 as compared to 1999 principally reflects higher provisions for loan losses at the banking and lending segment, and expenses related to MK Gold.

     Income taxes for 2001 reflect a benefit of $36,200,000 for the favorable resolution of income tax contingencies. Income taxes for 1999 reflect a benefit of $40,100,000 from the utilization of capital loss carryforwards, of which $33,300,000 was previously included in the valuation allowance. Income taxes for

1999 also reflect a benefit of $3,400,000 for the favorable resolution of certain federal income tax contingencies.


Property and Casualty Insurance--Discontinued Operation

     In December 2001, upon approval by the Company's Board of Directors to commence an orderly liquidation of the Empire Group, the Company classified as discontinued operations the property and casualty insurance operations of the Empire Group. The Empire Group had historically engaged in commercial and personal lines of property and casualty insurance, principally in the New York metropolitan area. The Empire Group will only accept new business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation is expected to be substantially complete by 2005. The Company has written down its investment in the Empire Group to its estimated net realizable value based on expected operating results and cash flows during the liquidation period, which indicate that the Company is unlikely to realize any value once the liquidation is complete. Accordingly, the Company recorded a $47,900,000 pre-tax charge as loss on disposal of discontinued operations to fully write-off its investment. While this estimated net realizable value represents management's best estimate, the amount the Company will ultimately realize could be, but is not expected to be, greater. The Company has no obligation to contribute additional capital to the Empire Group.

     Excluding the loss on disposal, the Empire Group recorded pre-tax losses from operations of $63,600,000, $60,200,000 and $24,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Empire Group's net earned premiums were $64,100,000, $108,500,000 and $145,200,000 for the years ended
December 31, 2001, 2000 and 1999, respectively; these decreases resulted from the Empire Group's efforts to exit unprofitable lines of business and to terminate its relationships with unprofitable agents. The losses recorded by the Empire Group were significantly impacted by the recognition of adverse reserve development recorded during each of the last three years as described below.

     During 2001, the Empire Group recorded adverse loss reserve development of $63,900,000. In addition, during 2001, the Empire Group expensed $9,100,000 of deferred policy acquisition costs, as their recoverability from premiums and related investment income was no longer anticipated.

     During 2001, the Empire Group increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Empire Group has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Empire Group's historical experience for similar claims, which had formed the basis for the Empire Group's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Empire Group's marketplace. Accordingly, the Empire Group has increased its loss reserve estimate by $23,000,000 due to an estimated increase in severity for these exposures.

     Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of insurance. The Empire Group believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has increased loss reserves for all automobile lines by $10,900,000 for 2001. In addition, the Empire Group also increased its reserve for loss adjustment expenses by $23,300,000 as a result of the increases to its loss reserves and an increase in future overhead costs which will be allocated to settle claims currently incurred.

       During the period between 1984 and 1995, the Empire Group entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except workers' compensation. Under these contracts, the Empire Group paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Empire Group may be required to accrue additional retrospective reinsurance premiums. As a consequence of its reserve increases, the Empire Group reduced premiums and pre-tax profits in 2001 by $8,000,000 to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements.

     During 2000, the Empire Group recorded adverse loss reserve development of $53,000,000, principally in the 1996 through 1999 accident years. This development was attributable to an increase in the severity of PIP claims and an increase in the frequency of liability claims in the private passenger automobile line ($9,200,000), an increase in the frequency of liability claims in the commercial automobile line ($6,200,000), an increase in the frequency and severity of PIP claims in the assigned risk automobile line ($4,800,000) and an increase in the severity of certain liability claims in the commercial package policies lines of business ($15,000,000). The increases in severity and frequency of claims in automobile lines of business, particularly with respect to PIP claims, are consistent with emerging industry trends in the New York City marketplace. In addition, the Empire Group increased its estimate for loss adjustment expenses by $11,000,000 as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Empire Group has also increased its reserve estimate for claims handled internally.

     During 1999, the Empire Group recorded adverse loss reserve development of $18,300,000, principally due to an increase in severity of 1998 accident year losses in the assigned risk automobile and voluntary private passenger automobile lines, and 1996 accident year losses in certain classes of the commercial automobile line. As a result, the Empire Group increased its reserves by $7,500,000 for assigned risk automobile, $5,000,000 for voluntary private passenger automobile and $4,500,000 for commercial automobile lines.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations after June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The Company has reviewed the impact of the implementation of SFAS 142, 143 and 144, and does not expect them to have a material effect on the Company's financial position or results of operations.


Cautionary Statement for Forward-Looking Information

     Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

       The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, increased competition in the reinsurance markets, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations or investments, developments in property and casualty claims handling, including adverse litigation developments, that could adversely affect the liquidation plan of the Empire Group, the Company's ability to manage the claims runoff of the Empire Group, changes in U.S. real estate markets, including the residential market in Southern California and the commercial market in Hawaii, changes in the commercial real estate market in France, increased competition in the super premium wine industry, adverse economic, political or environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's copper mining rights or could result in increased costs of bringing the project to completion, increased costs in financing the development of these mining rights, decreases in world wide copper prices, increased competition in the international and domestic plastics market and increased raw material costs, increased default rates and decreased value of assets pledged to the Company, the Company's ability to generate new loan products, the impact of the September 11, 2001 terrorist attacks on the U.S. and world economies in general, and on the business and operations of FINOVA's and the Company's subsidiaries, the ability of FINOVA Capital to repay the Berkadia Loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital in connection with the Berkadia Loan, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

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

       The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 68% of the Company's total investment portfolio at December 31, 2001. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations. The estimated weighted average remaining life of these fixed income securities was approximately 2.0 years at December 31, 2001. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company's investment portfolio also includes its investment in WMIG, carried at its aggregate market value of $130,500,000. This investment is approximately 16% of the Company's total investment portfolio, and its value is subject to change if the market value of the WMIG stock rises or falls. At December 31, 2000, fixed income securities comprised approximately 80% of the Company's total investment portfolio and had an estimated weighted average remaining life of 3.4 years. At December 31, 2001 and 2000, the Company's portfolio of trading securities was not material.

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

     The following table provides information about the Company's financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows by expected maturity dates. For the variable rate notes receivable and variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date. For loans, securities and liabilities with contractual maturities, the table presents contractual principal cash flows adjusted for the Company's historical experience of loan prepayments and prepayments of mortgage-backed securities. For banking and lending's variable rate products, the weighted average variable rates are based upon the respective pricing index at the reporting date. For money market deposits that have no contractual maturity, the table presents principal cash flows based on the Company's historical experience and management's judgment concerning their most likely withdrawal behaviors. For interest rate swaps, the table presents notional amounts by contractual maturity date.

     For additional information, see Notes 6, 10 and 20 to Consolidated Financial Statements.




                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2002       2003         2004         2005      2006    Thereafter     Total     Fair Value
                                    ----       ----         ----         ----      ----    ----------     -----     ----------
                                                                          (Dollars in thousands)

The Company, Excluding
Banking and Lending:
--------------------
Rate Sensitive Assets:
Available for Sale Fixed
 Income Securities:
  U.S. Government                $ 240,561   $  5,109     $  2,168    $    103   $   760    $   --      $ 248,701    $ 248,701
    Weighted Average
     Interest Rate                   3.61%      4.00%        7.88%       6.75%     4.50%        --
  Other Fixed Maturities:
   Rated Investment Grade        $ 107,078   $  9,365     $  6,264    $  1,068   $ 1,630    $  7,051    $ 132,456    $ 132,456
    Weighted Average
     Interest Rate                   5.03%      6.80%        6.67%       7.17%     6.75%      10.22%
   Rated Less Than Investment
    Grade/Not Rated              $  17,772   $ 17,989     $  5,494    $  1,625   $ 2,849    $ 33,022    $  78,751    $  78,751
    Weighted Average
     Interest Rate                   8.24%      5.28%        5.09%       5.35%    11.12%      10.16%
Held to Maturity Fixed Income
 Securities:
  Other Fixed Maturities:
   Rated Investment Grade        $     273   $   --       $   --      $   --      $  --     $   --      $     273    $    273
    Weighted Average
     Interest Rate                   5.30%       --           --          --         --         --

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings   $   6,778   $ 49,344     $ 36,158    $ 21,588   $23,818    $135,523    $ 273,209    $ 281,187
  Weighted Average
   Interest Rate                     7.05%      7.06%        7.37%       7.88%     7.83%       7.81%
Variable Interest Rate
 Borrowings                      $   4,414   $  2,114     $  2,114    $  2,114   $ 2,114    $ 51,147    $  64,017    $  64,017
  Weighted Average
   Interest Rate                     3.50%      4.30%        5.17%       5.70%     6.05%       6.63%

Other Rate Sensitive Financial
Instruments:
Company-obligated Mandatorily
  Redeemable Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debt Securities
  of the Company                 $    --     $    --      $   --      $    --    $  --      $ 98,200    $  98,200    $  98,200
   Weighted Average
    Interest Rate                    8.65%      8.65%        8.65%       8.65%     8.65%       8.65%



                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2002       2003         2004         2005      2006    Thereafter     Total     Fair Value
                                    ----       ----         ----         ----      ----    ----------     -----     ----------
                                                                          (Dollars in thousands)




Rate Sensitive Derivative
Financial Instruments:
Euro currency swap               $   1,565   $  2,085     $  2,085    $  2,085   $ 2,085    $ 6,777     $  16,682    $     990
  Average Pay Rate                   5.89%      5.89%        5.89%       5.89%     5.89%      5.89%
  Average Receive Rate               7.60%      7.60%        7.60%       7.60%     7.60%      7.60%
Pay Fixed/Receive Variable
 Interest Rate Swap              $  92,017   $    --      $   --      $    --    $  --      $   --      $  92,017    $    (126)
  Average Pay Rate                    .42%        --          --           --       --          --
  Average Receive Rate                .10%        --          --           --       --          --
Pay Fixed/Receive Variable
 Interest Rate Swap              $   2,114   $  2,114     $  2,114    $  2,114   $ 2,114    $41,332     $  51,902    $   1,134
  Average Pay Rate                   5.01%      5.01%        5.01%       5.01%     5.01%      5.01%
  Average Receive Rate               3.00%      3.81%        4.70%       5.25%     5.62%      6.26%

Off-Balance Sheet Items:
 Unused Lines of Credit          $    --     $152,500     $   --      $   --     $  --      $   --      $ 152,500    $ 152,500
  Weighted Average
   Interest Rate                     3.76%      4.77%         --          --        --          --

Banking and Lending:
--------------------
Rate Sensitive Assets:
  Certificates of Deposit        $     892   $   --       $   --      $   --     $  --      $   --      $     892    $     892
    Weighted Average
     Interest Rate                   5.04%       --           --          --        --          --          5.04%
  Fixed Interest Rate
    Securities                   $  20,615   $  5,518     $  2,681    $  1,445   $  --      $ 12,152    $  42,411    $  42,410
    Weighted Average
      Interest Rate                 12.99%     14.74%       14.96%      13.34%      --         4.68%       11.20%
  Variable Interest Rate
     Securities                  $  13,988   $  7,266     $  3,435    $  1,433   $ 1,009    $ 10,464    $  37,595    $  37,595
    Weighted Average
     Interest Rate                   3.15%      2.20%        2.22%       2.28%     2.34%       4.16%        3.11%
  Fixed Interest Rate Loans      $  98,461   $101,290     $102,069    $ 77,913   $28,195    $ 93,626    $ 501,554    $ 497,442
    Weighted Average
     Interest Rate                  21.04%     21.26%       21.45%      21.73%    21.38%      18.09%       20.75%
  Variable Interest Rate
     Loans                       $   2,779   $     11     $      4    $     11   $   201    $ 16,682    $  19,688    $  19,686
    Weighted Average
     Interest Rate                   9.88%      5.21%        4.75%       6.97%     8.22%       8.24%        8.47%

Rate Sensitive Liabilities:
  Money Market Deposits          $   9,031   $  6,704     $  5,959    $  5,214   $ 4,469    $  7,450    $  38,827    $  38,468
    Weighted Average
     Interest Rate                   2.40%      2.41%        2.41%       2.41%     2.41%       2.41%        2.41%



                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2002       2003         2004         2005      2006    Thereafter     Total     Fair Value
                                    ----       ----         ----         ----      ----    ----------     -----     ----------
                                                                          (Dollars in thousands)



  Time Deposits                 $  337,400   $ 58,605     $ 13,031    $ 21,616   $ 6,916    $    100    $ 437,668    $ 448,362
    Weighted Average
     Interest Rate                   5.38%      5.37%        2.52%       6.87%     5.60%       3.00%        5.37%
  Fixed Interest Rate
   Borrowings                   $    6,032   $     18     $   --      $   --     $  --      $   --      $   6,050    $   6,050
    Weighted Average
     Interest Rate                   2.14%      7.38%         --          --        --          --          2.16%
Rate Sensitive Derivative
 Financial Instruments:
 Pay Fixed/Receive Variable
  Interest Rate Swap            $      --    $160,000     $   --      $   --     $  --      $   --      $ 160,000    $  (7,300)
   Average Pay Rate                  6.22%      6.22%         --          --        --          --          6.22%
   Average Receive Rate              2.45%      2.45%         --          --        --          --          2.45%

Off-Balance Sheet Items:
 Commitments to Extend Credit   $    1,164   $    --      $   --      $   --     $  --      $   --      $   1,164    $   1,164
  Weighted Average
   Interest Rate                    18.12%        --          --          --        --          --         18.12%
 Unused Lines of Credit         $    3,000   $    --      $   --      $   --     $  --      $17,535     $  20,535    $  20,535
  Weighted Average
   Interest Rate                     5.75%        --          --          --        --        1.75%         2.33%


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

     Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  Changes in and Disagreements with Accountant on Accounting
-------  ----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

     The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2002 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

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

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------      -----------------------------------------------------------------


(a)(1)(2)     Financial Statements and Schedules.

             Report of Independent Accountants............................................................   F-1
             Financial Statements:
               Consolidated Balance Sheets at December 31, 2001 and 2000..................................   F-2
               Consolidated Statements of Operations for the years ended December 31, 2001,
                  2000 and 1999...........................................................................   F-3
               Consolidated Statements of Cash Flows for the years ended December 31, 2001,
                  2000 and 1999...........................................................................   F-4
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2001, 2000 and 1999........................................................   F-6
               Notes to Consolidated Financial Statements.................................................   F-7

             Financial Statement Schedule:
               Schedule II - Valuation and Qualifying Accounts............................................   F-34

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

               Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K")).

               Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian
               M. Cumming.

               Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).

               Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg.

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

               Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).

               Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).

               Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit 10.18 to the 2000 10-K).

               Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).

               Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001.

               Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001.

(b)  Reports on Form 8-K.
     -------------------

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











---------------------------
* Incorporated by reference.

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

       10.7 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.9 to the 2000 10-K).*

       10.8 Form of First Amendment, dated as of August 10, 2001, to Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger.

       10.9 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
              1997).*

       10.10 Purchase Agreement among General Electric Capital Corporation, the Company, Charter National Life Insurance Company, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

       10.11 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter National Life Insurance Company, Intramerica Life Insurance Company and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the 1997 10-K).*

       10.12 Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the 1997 Proxy Statement).*

       10.13 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as
              Exhibit 10.14 to the 1998 10-K).*

       10.14 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated as of December 30, 1999 (filed as Exhibit 10.16 to the 1999 10-K).*

       10.15 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).*



---------------------------
* Incorporated by reference.

       10.16 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the 2000 10-K).*

       10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit 10.18 to the 2000 10-K).*

       10.18 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the 1993 10-K).*

       10.19 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming.

       10.20 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*

       10.21 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph
              S. Steinberg.

       10.22 Commitment Letter dated February 26, 2001 among the Company, Berkshire Hathaway Inc., Berkadia LLC, The FINOVA Group Inc. and FINOVA Capital Corporation (filed as Exhibit 10.19 to the 2000 10-K).*

       10.23 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the 2000 10-K).*

       10.24 Leucadia National Corporation Guaranty to Fleet Securities, Inc., as administrative agent, and the lenders from time to time party to the Fleet Facility, dated as of August 21, 2001 (filed as Exhibit 4 to the Schedule 13D filed with the SEC on August 28, 2001 in respect of Company Common Stock by Berkshire Hathaway Inc. et al. (the "Berkshire Schedule 13D")).*

       10.25 Berkadia Management LLC Operating Agreement, dated August 21, 2001, by and between BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 8 to the Berkshire Schedule 13D).*

       10.26 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the August 27, 2001 8-K).*

       10.27 First Amended and Restated Berkadia LLC Operating Agreement, dated August 21, 2001, by and among BHF Berkadia Member Inc., WMAC Investment Corporation and Berkadia Management LLC (filed as
              Exhibit 11 to the Berkshire Schedule 13D).*

       10.28 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001.

       10.29 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001.

       21     Subsidiaries of the registrant.





---------------------------
* Incorporated by reference.

       23.1 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and
              S-3 (File No. 33-30277), Form S-8 (File No. 33-61682), Form S-8
              (File No. 33-61718) and Form S-8 (File No. 333-51494).

       23.2 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and
              S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
              33-61718) and Form S-8 (No. 333-51494).

       23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No.
              33-30277), Form S-8 (No. 33-61682), Form S-8 (No. 33-61718) and
              Form S-8 (No. 333-51494).**

       23.4 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of The FINOVA Group Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No.
              33-30277), Form S-8 (No. 33-61682), Form S-8 (No. 33-61718) and
              Form S-8 (No. 333-51494).**

       (d)    Financial statements schedules.
              ------------------------------

              (1) Berkadia LLC combined financial statements as of
                  December 31, 2001 and for the period from inception, February 26, 2001, to December 31, 2001.**

              (2) The FINOVA Group Inc.and subsidiaries consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.**

              (3) Jefferies Partners Opportunity Fund II, LLC financial
                  statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 and for the period from date of funding, May 20, 1999 through December 31, 1999.






---------------------------------------------------------
** Not currently available and will be filed by amendment.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEUCADIA NATIONAL CORPORATION


March 6, 2002                              By:  /s/ Barbara L. Lowenthal
                                           -----------------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

         Signature                                      Title


 /s/ Ian M. Cumming                               Chairman of the Board
-----------------------------------               (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg                          President and Director
-----------------------------------               (Principal Executive Officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando                            Vice President and
-----------------------------------               Chief Financial Officer
Joseph A. Orlando                                 (Principal Financial Officer)


 /s/ Barbara L. Lowenthal                         Vice President and Comptroller
-----------------------------------               (Principal Accounting Officer)
Barbara L. Lowenthal


 /s/ Paul M. Dougan                               Director
-----------------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger                       Director
-----------------------------------
Lawrence D. Glaubinger


 /s/ James E. Jordan                              Director
-----------------------------------
James E. Jordan

/s/ Jesse Clyde Nichols, III
-----------------------------------               Director
Jesse Clyde Nichols, III

                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Leucadia National Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1)(2) of this Form 10-K, present fairly, in all material respects, the financial position of Leucadia National Corporation and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1)(2) of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(Dollars in thousands, except par value)


                                                                                                           2001              2000
                                                                                                           ----              ----

ASSETS
------
Investments:
  Available for sale (aggregate cost of $675,170 and $548,261)                                          $  722,544        $  571,954
  Trading securities (aggregate cost of $68,547 and $52,825)                                                63,850            48,053
  Held to maturity (aggregate fair value of $1,665 and $15,173)                                              1,666            15,043
  Other investments, including accrued interest income                                                      18,272            17,152
                                                                                                        ----------        ----------
    Total investments                                                                                      806,332           652,202
Cash and cash equivalents                                                                                  376,542           529,812
Trade, notes and other receivables, net                                                                    616,507           693,380
Prepaids and other assets                                                                                  256,937           274,916
Property, equipment and leasehold improvements, net                                                        162,160           171,182
Investments in associated companies                                                                        358,761           192,545
Net assets of discontinued operations                                                                         --             112,119
                                                                                                        ----------        ----------
       Total                                                                                            $2,577,239        $2,626,156
                                                                                                        ==========        ==========

LIABILITIES
-----------
Customer banking deposits                                                                               $  476,495        $  526,172
Trade payables and expense accruals                                                                         85,296           141,833
Other liabilities                                                                                          224,997           101,172
Income taxes payable                                                                                       124,692           113,724
Deferred tax liability                                                                                      13,766            55,137
Debt, including current maturities                                                                         343,276           374,523
                                                                                                        ----------        ----------

       Total liabilities                                                                                 1,268,522         1,312,561
                                                                                                        ----------        ----------

Commitments and contingencies

Minority interest                                                                                           15,064            11,154
                                                                                                        ----------        ----------
Company-obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely subordinated debt securities of the Company                                98,200            98,200
                                                                                                        ----------        ----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 150,000,000 shares; 55,318,257 and 55,296,728 shares issued and outstanding, after deducting
 63,117,584 and  63,116,263 shares held in treasury                                                         55,318            55,297
Additional paid-in capital                                                                                  54,791            54,340
Accumulated other comprehensive income                                                                      14,662             2,585
Retained earnings                                                                                        1,070,682         1,092,019
                                                                                                        ----------        ----------

       Total shareholders' equity                                                                        1,195,453         1,204,241
                                                                                                        ----------        ----------

           Total                                                                                        $2,577,239        $2,626,156
                                                                                                        ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2001, 2000 and 1999
(In thousands, except per share amounts)

                                                                                                 2001           2000           1999
                                                                                                 ----           ----           ----
REVENUES:
--------
  Manufacturing                                                                               $  53,667     $  65,019     $  64,041
  Finance                                                                                       113,422        89,007        50,254
  Investment and other income                                                                   203,161       264,067       395,277
  Equity in income (losses) of associated companies                                             (24,576)       29,293        (2,932)
  Net securities gains                                                                           29,624       124,479        16,268
                                                                                              ---------     ---------     ---------
                                                                                                375,298       571,865       522,908
                                                                                              ---------     ---------     ---------

EXPENSES:
---------
  Manufacturing cost of goods sold                                                               36,803        40,650        39,179
  Interest                                                                                       55,200        57,713        50,665
  Salaries                                                                                       42,985        50,117        37,635
  Selling, general and other expenses                                                           186,637       169,919       127,971
                                                                                              ---------     ---------     ---------
                                                                                                321,625       318,399       255,450
                                                                                              ---------     ---------     ---------
   Income from continuing operations before income taxes, minority expense of trust preferred securities, extraordinary gain (loss)
    and cumulative effect of a change in accounting principle                                    53,673       253,466       267,458
                                                                                              ---------     ---------     ---------
Income taxes:
  Current                                                                                        53,851        50,184         8,700
  Deferred                                                                                      (70,499)       43,130        43,463
                                                                                              ---------     ---------     ---------
                                                                                                (16,648)       93,314        52,163
                                                                                              ---------     ---------     ---------
   Income from continuing operations before minority expense of trust preferred securities, extraordinary gain (loss) and cumulative
    effect of a change in accounting principle                                                   70,321       160,152       215,295
Minority expense of trust preferred securities, net of taxes                                      5,521         5,521         5,521
                                                                                              ---------     ---------     ---------
   Income from continuing operations before extraordinary gain
    (loss) and cumulative effect of a change in accounting principle                             64,800       154,631       209,774
Loss from discontinued operations, net of taxes                                                 (41,614)      (39,606)       (7,726)
Gain (loss) on disposal of discontinued operations, net of income tax
 expense (benefit) of ($16,749) and $508                                                        (31,105)         --          15,582
                                                                                              ---------     ---------     ---------

   Income (loss) before extraordinary gain (loss) and cumulative effect
    of a change in accounting principle                                                          (7,919)      115,025       217,630
Extraordinary gain (loss) from early extinguishment of debt, net of income
 tax expense (benefit) of $552 and ($1,394)                                                        --             983        (2,588)
                                                                                              ---------     ---------     ---------
    Income (loss) before cumulative effect of a change in accounting principle                   (7,919)      116,008       215,042
Cumulative effect of a change in accounting principle                                               411          --            --
                                                                                              ---------     ---------     ---------
           Net income (loss)                                                                  $  (7,508)    $ 116,008     $ 215,042
                                                                                              =========     =========     =========

Basic earnings (loss) per common share:
  Income from continuing operations before extraordinary gain (loss)
   and cumulative effect of a change in accounting principle                                  $    1.17     $    2.78     $    3.53
  Loss from discontinued operations                                                                (.76)         (.71)         (.13)
  Gain (loss) on disposal of discontinued operations                                               (.56)         --             .26
  Extraordinary gain (loss)                                                                         --            .02          (.04)
  Cumulative effect of a change in accounting principle                                             .01          --            --
                                                                                              ---------     ---------     ---------
           Net income (loss)                                                                  $    (.14)    $    2.09     $    3.62
                                                                                              =========     =========     =========

Diluted earnings (loss) per common share:
  Income from continuing operations before extraordinary gain (loss)
   and cumulative effect of a change in accounting principle                                  $    1.17     $    2.78     $    3.53
  Loss from discontinued operations                                                                (.76)         (.71)         (.13)
  Gain (loss) on disposal of discontinued operations                                               (.56)         --             .26
  Extraordinary gain (loss)                                                                        --             .02          (.04)
  Cumulative effect of a change in accounting principle                                             .01          --            --
                                                                                              ---------     ---------     ---------
           Net income (loss)                                                                  $    (.14)    $    2.09     $    3.62
                                                                                              =========     =========     =========
              The accompanying notes are an integral part of these
                       consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
(In thousands)



                                                                                        2001            2000          1999
                                                                                        ----            ----          ----

Net cash flows from operating activities:
-----------------------------------------
Net income (loss)                                                                   $    (7,508)   $   116,008    $   215,042
Adjustments to reconcile net income (loss) to net cash (used for) provided by operations:
  Extraordinary (gain) loss, net of income taxes                                           --             (983)         2,588
  Cumulative effect of a change in accounting principle                                    (411)          --             --
  (Benefit) provision for deferred income taxes                                         (64,087)        43,130         40,660
  Depreciation and amortization of property, equipment and leasehold improvements        17,481         15,909         12,435
  Other amortization (primarily related to investments)                                 (12,114)           751         (1,828)
  Provision for doubtful accounts                                                        43,561         30,831         11,371
  Net securities gains                                                                  (29,624)      (124,479)       (16,268)
  Equity in (income) losses of associated companies                                      24,576        (29,293)         2,932
  (Gain) on disposal of real estate, property and equipment, and other assets           (56,631)       (92,276)       (64,716)
  (Gain) on sales of PIB, Caja and S&H                                                     --             --         (169,063)
  (Gain) loss on disposal of discontinued operations                                     31,105           --          (15,582)
  Investments classified as trading, net                                                 (6,675)        (3,978)        (3,500)
  Net change in:
   Trade and other receivables                                                            3,058        (12,884)         7,474
   Prepaids and other assets                                                             (3,049)        23,201        (29,373)
   Trade payables and expense accruals                                                  (36,918)       (55,766)        30,503
   Other liabilities                                                                     (9,148)         4,988         (7,500)
   Income taxes payable                                                                  10,309          1,378         16,580
  Other                                                                                   6,929         10,916          4,443
  Net change in net assets of discontinued operations                                    65,653         62,246         50,490
                                                                                    -----------    -----------    -----------

   Net cash (used for) provided by operating activities                                 (23,493)       (10,301)        86,688
                                                                                    -----------    -----------    -----------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of real estate, property, equipment and leasehold improvements              (53,337)       (90,360)      (118,279)
Proceeds from disposals of real estate, property and equipment, and other assets        208,197        289,860        182,128
Proceeds from sales of PIB, Caja and S&H                                                   --             --          165,851
Proceeds from disposal of discontinued operations, net of expenses                         --             --           43,132
Investment in Tranex Credit Corp. and MK Gold Company                                      --             --         (133,541)
Advances on loan receivables                                                           (262,388)      (355,604)      (197,891)
Principal collections on loan receivables                                               186,626        148,259        101,936
Advances on notes receivables                                                            (9,593)       (30,864)       (49,000)
Collections on notes receivables                                                         39,790        266,954        168,829
Investments in associated companies                                                    (186,782)      (108,600)       (32,553)
Distributions from associated companies                                                 123,871         19,784         30,030
Purchases of investments (other than short-term)                                     (1,309,854)      (985,447)    (1,306,859)
Proceeds from maturities of investments                                                 723,514         68,688        928,368
Proceeds from sales of investments                                                      495,791        989,600        989,735
                                                                                    -----------    -----------    -----------

   Net cash (used for) provided by investing activities                                 (44,165)       212,270        771,886
                                                                                    -----------    -----------    -----------
                                                                                                                  (continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2001, 2000 and 1999
(In thousands)



                                                                                       2001             2000            1999
                                                                                       ----             ----            ----

Net cash flows from financing activities:
-----------------------------------------
Net change in short-term borrowings                                                 $     --        $  (75,500)   $     (9,798)
Net change in customer banking deposits                                                 (45,928)       192,512         138,039
Issuance of long-term debt, net of issuance costs                                        71,496        105,850            --
Reduction of long-term debt                                                             (94,557)      (126,703)       (200,673)
Purchase of common shares for treasury                                                      (45)       (32,094)       (125,481)
Dividends paid                                                                          (13,829)       (13,824)       (811,925)
                                                                                    -----------     ----------     -----------

   Net cash (used for) provided by financing activities                                 (82,863)        50,241      (1,009,838)
                                                                                    -----------     ----------     -----------

Effect of foreign exchange rate changes on cash                                          (2,749)        (9,013)        (11,835)
                                                                                    -----------     ----------     -----------

   Net increase (decrease) in cash and cash equivalents                                (153,270)       243,197        (163,099)
Cash and cash equivalents at January 1,                                                 529,812        286,615         449,714
                                                                                    -----------     ----------     -----------

Cash and cash equivalents at December 31,                                           $   376,542     $  529,812     $   286,615
                                                                                    ===========     ==========     ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                                                           $    64,707     $   57,865        $ 55,237
 Income tax payments, net of refunds                                                $    11,885     $   24,774        $(16,000)





              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2001, 2000 and 1999
(In thousands, except par value and per share amounts)




                                                                 Common                   Accumulated
                                                                 Shares     Additional      Other
                                                                 $1 Par       Paid-In   Comprehensive      Retained
                                                                  Value       Capital     Income (Loss)     Earnings       Total
                                                                 ------    ----------   ----------------  -----------   ------------


Balance, January 1, 1999                                      $  61,985     $ 205,227      $    (771)   $ 1,586,718      $1,853,159
                                                                                                                         ----------
Comprehensive income:
  Net change in unrealized gain (loss) on investments,
   net of taxes of $766                                                                       (1,573)                        (1,573)
  Net change in unrealized foreign exchange gain (loss),
   net of taxes of $1,967                                                                     (7,234)                        (7,234)
  Net income                                                                                                215,042         215,042
                                                                                                                         ----------
   Comprehensive income                                                                                                     206,235
                                                                                                                         ----------
Purchase of stock for treasury                                   (5,183)     (120,298)                                     (125,481)
Dividends ($13.58 per common share)                                                                        (811,925)       (811,925)
                                                              ---------     ---------      ---------    -----------      ----------

Balance, December 31, 1999                                       56,802        84,929         (9,578)       989,835       1,121,988
                                                                                                                         ----------
Comprehensive income:
  Net change in unrealized gain (loss) on investments,
   net of taxes of $9,078                                                                     16,386                         16,386
  Net change in unrealized foreign exchange gain (loss),
   net of taxes of $47                                                                        (4,223)                        (4,223)
  Net income                                                                                                116,008         116,008
                                                                                                                         ----------
   Comprehensive income                                                                                                     128,171
                                                                                                                         ----------
Purchase of stock for treasury                                   (1,505)      (30,589)                                      (32,094)
Dividends ($.25 per common share)                                                                           (13,824)        (13,824)
                                                               ---------    ---------      ---------    -----------      ----------

Balance, December 31, 2000                                       55,297        54,340          2,585      1,092,019       1,204,241
                                                                                                                         ----------
Comprehensive income:
  Net change in unrealized gain (loss) on investments,
   net of taxes of $9,537                                                                     17,850                         17,850
  Net change in unrealized foreign exchange gain (loss),
   net of taxes of $882                                                                       (5,366)                        (5,366)
  Net change in unrealized gain (loss) on derivative
   instruments (including the cumulative effect of a
   change in accounting principle of $1,371), net of
   taxes of $219                                                                                (407)                          (407)
  Net loss                                                                                                   (7,508)         (7,508)
                                                                                                                         ----------
   Comprehensive income                                                                                                       4,569
                                                                                                                         ----------
Exercise of options to purchase common shares                        23           494                                           517
Purchase of stock for treasury                                       (2)          (43)                                          (45)
Dividends ($.25 per common share)                                                                           (13,829)        (13,829)
                                                              ---------     ---------      ---------    -----------      ----------

Balance, December 31, 2001                                    $  55,318     $  54,791      $  14,662    $ 1,070,682      $1,195,453
                                                              =========     =========      =========    ===========      ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   Nature of Operations:
     --------------------

The Company is a diversified holding company engaged in a variety of businesses, including banking and lending, manufacturing, winery operations, and property and casualty insurance and reinsurance, principally in markets in the United States, real estate activities in the United States and France and development of a copper mine in Spain.

The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Historically, the Company's principal lending activities have consisted of providing collateralized personal automobile loans to individuals with poor credit histories. Starting in 2000 and continuing in 2001, the Company began to experience an increase in loan losses. This loss experience, combined with the increasingly difficult competitive environment, resulted in the Company's decision in September 2001 to stop originating any new subprime automobile loans. The Company will continue to service its remaining automobile portfolio, as well as originate other loan products, although it is anticipated that new loan originations will be substantially less than originations previously generated in the subprime automobile portfolio. The Company will also seek to acquire loan portfolios that meet its credit criteria if these portfolios can be purchased on attractive terms.

The Company's manufacturing operations manufacture and market proprietary lightweight plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products.

The Company's foreign real estate operations are conducted through Compagnie Fonciere FIDEI ("Fidei"), a French company. Since its acquisition in 1998, Fidei has been liquidating its real estate assets. The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale.

The Company's winery operations consist of its 90% interest in two wineries, which produce and sell super-ultra-premium wines.

The Company's copper mine development operations consist of its 72.8% interest in MK Gold Company ("MK Gold"), a company that is traded on the NASD OTC Bulletin Board.

In December 2001, the Company decided to commence an orderly liquidation of the property and casualty insurance operations of the Empire Group, which consists of Empire Insurance Company and Allcity Insurance Company, and accordingly, has classified its property and casualty operations as discontinued operations. Prior period financial statements have been reclassified to conform with this presentation.

2.   Significant Accounting Policies:
     -------------------------------

(a) Critical Accounting Policies and Estimates: The preparation of financial
    ------------------------------------------
statements in conformity with generally accepted accounting principles ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

The allowance for loan losses is an amount that the Company believes will be adequate to absorb probable losses inherent in its portfolio of existing loans based on the Company's evaluations of the collectibility of loans and prior loan loss experience. Factors considered by the Company include actual experience, current economic trends, aging of the loan portfolio and collateral value. During periods of economic weakness, delinquencies,

   -------------------------------

defaults, repossessions and losses generally increase. These periods may also be accompanied by decreased demand and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. In addition, incentives offered by the automobile industry on new cars affect the supply of used cars and the value the Company may realize upon sale of repossessed automobiles. The allowance is based on judgments and assumptions and the ultimate loss may differ.

The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. In addition, the Internal Revenue Service ("IRS") is in the process of concluding its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999. The IRS has issued Notices of Proposed Adjustments that, if sustained, would result in approximately $80,000,000 of tax, plus interest. The Company is contesting these proposed adjustments. The Company believes that it is adequately reserved for this exposure.

The Company accounts for its investment in Berkadia LLC under the equity method of accounting. Although the Company has no cash investment in Berkadia, the Company has a contingent liability resulting from its guarantee of 10% of the third party financing provided to Berkadia . While the Company does not expect that Berkadia will suffer losses resulting in the Company having to fund its guarantee obligation, actual results could differ.

As of December 31, 2001, the carrying amount of the Company's investment in the mining properties of MK Gold was approximately $51,100,000. The recoverability of this asset is entirely dependent upon the success of MK Gold's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits (currently underway), obtaining both debt and equity financing for the project, engineering and construction. Recently, the market price of copper has been depressed, reflecting generally weak global economic conditions. The amount of financing which can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. In addition, the actual price of copper and the operating cost of the mine will affect the recoverability of this asset. Based on the current status of the project and MK Gold's estimate of future financing costs and future cash flows, the Company believes the asset is recoverable. Actual results could differ.

(b) Consolidation Policy: The consolidated financial statements include the
    --------------------
accounts of the Company and all majority-owned entities except for those in which control does not rest with the Company due to the significant participating or controlling rights of other parties. All significant intercompany transactions and balances are eliminated in consolidation.

Associated companies are investments in equity interests of entities that the Company does not control and that are accounted for on the equity method of accounting.

Certain amounts for prior periods have been reclassified to be consistent with the 2001 presentation and for discontinued operations.

(c) Statements of Cash Flows: The Company considers short-term investments,
    ------------------------
which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $286,200,000 and $402,500,000 at December 31, 2001 and 2000, respectively.

(d) Investments: At acquisition, marketable debt and equity securities are
    -----------
designated as either i) held to maturity, which are carried at amortized cost,
ii) trading, which are carried at estimated fair value with unrealized gains and loses reflected in results of operations, or iii) available for sale, which are carried at estimated fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes.

     -------------------------------

Held to maturity investments are made with the intention of holding such securities to maturity, which the Company has the ability to do. Estimated fair values are principally based on quoted market prices.

Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values. The writedowns are included in "Net securities gains" in the Consolidated Statements of Operations. The cost of securities sold is based on average cost.

(e) Allowance for Loan Losses: The allowance for loan losses is established
    -------------------------
through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when the Company believes that either timely collection or the ultimate collectibility of the net loan balance is unlikely. The allowance is an amount that the Company believes will be adequate to absorb probable losses inherent in the portfolio of existing loans based on evaluations of the collectibility of loans and prior loan loss experience. Factors considered by the Company include actual experience, current economic trends, aging of the loan portfolio and collateral value. The allowance is based on judgments and assumptions and the ultimate loss may differ.

(f) Property, Equipment and Leasehold Improvements: Property, equipment and
    ----------------------------------------------
leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($112,600,000 and $95,800,000 at December 31, 2001 and 2000,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(g) Revenue Recognition: Revenue from loans made by the banking and lending
    -------------------
operations is recognized over the term of the loan to provide a constant yield on the daily principal balance outstanding. Manufacturing revenues are recognized when title passes, which is generally upon shipment of goods. Revenue from the sale of real estate is recognized when title passes.

(h) Income Taxes: The Company provides for income taxes using the liability
    ------------
method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

(i) Derivative Financial Instruments: On January 1, 2001, the Company adopted
    --------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, the Company reflects its derivative financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on its customer banking deposits and certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the strict effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

In accordance with the transition provisions of SFAS 133, the Company recorded income from a cumulative effect of a change in accounting principle of $411,000, net of taxes, in results of operations for the year ended December 31, 2001 and recorded a loss of $1,371,000, net of taxes, as a cumulative effect of a change in accounting principle in accumulated other comprehensive income. The Company expects to reclassify a net pre-tax charge of approximately $700,000 during the next twelve months to investment and other income from the transition adjustment that was recorded in accumulated other comprehensive income. Amounts recorded as charges to investment and other income as a result of accounting for its derivative financial instruments in accordance with SFAS 133 were $2,300,000 for the year ended December 31, 2001. Net unrealized losses on derivative instruments were $400,000 at December 31, 2001.

(j) Translation of Foreign Currency: Foreign currency denominated investments
    -------------------------------
and financial statements are translated into U.S.dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of

   -------------------------------

shareholders' equity. Net foreign exchange gains were not material for 2001, $2,300,000 for 2000 and $4,800,000 for 1999. Net unrealized foreign exchange losses were $16,600,000 and $11,200,000 at December 31, 2001 and 2000,
respectively.

(k) Recently Issued Accounting Standards: In June 2001, the Financial Accounting
    ------------------------------------
Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations after June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The Company has reviewed the impact of the implementation of SFAS 142, 143 and 144, and does not expect them to have a material effect on the Company's financial position or results of operations.

3.   Acquisitions:
     ------------

During 1999, the Company acquired substantially all of the assets of Tranex Credit Corp. ("Tranex"), a subprime automobile lender, for $128,100,000. Tranex's assets included its $67,900,000 subprime automobile portfolio, $44,200,000 of residual interests and excess servicing assets of related securitized trusts and $16,000,000 of certain other assets.

In October 1999, the Company increased its equity interest in MK Gold from 46% to 72.5% for cash consideration of $15,800,000. During 1999, MK Gold acquired a company that holds the exploration and mining rights to the Las Cruces copper deposit in Spain for $42,000,000. MK Gold became a consolidated subsidiary of the Company in the fourth quarter of 1999.

4.   Investments in Associated Companies:
     -----------------------------------

The Company has investments in several Associated Companies. The Company records its portion of the earnings of certain companies based on fiscal periods ended up to three months prior to the end of the Company's reporting period.

     -----------------------------------

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in 2001 and 2000 results of operations, except for Berkadia which is separately summarized below; data for 1999 is not shown due to immateriality. (Amounts are in thousands.)



                                                                                        2001             2000
                                                                                        ----             ----

      Assets                                                                         $1,317,200        $ 719,500
      Liabilities                                                                       429,400          452,700
                                                                                     ----------        ---------
         Net assets                                                                  $  887,800        $ 266,800
                                                                                     ==========        =========
      The Company's portion of the reported net assets                               $  340,400        $ 123,300
                                                                                     ==========        =========

      Total revenues                                                                 $  277,700        $ 233,500
      Income from continuing operations before extraordinary items                   $   79,900        $  42,900
      Net income                                                                     $   96,700        $  42,900
      The Company's equity in net income                                             $   45,800        $  29,300



The Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its net investment of $358,800,000.

In February 1999, the Company sold its interest in its Russian joint venture with PepsiCo, Inc., Pepsi International Bottlers ("PIB"), for $39,200,000 and recognized a pre-tax gain of $29,500,000. For years prior to the sale, the Company had recognized an aggregate loss of $69,900,000 on this investment.

In March 1999, the Company sold all of its 30% interest in Caja de Ahorro y Seguro S.A. ("Caja") to Assicurazioni Generali Group, an Italian insurance company, for $126,000,000 in cash and a $40,000,000 collateralized note from its Argentine partner. The note was paid in full in January 2001. The Company recorded a pre-tax gain of $120,800,000 in 1999 results of operations.

During 2000, the Company invested $100,000,000 in the equity of a limited liability company, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), that is a registered broker-dealer. JPOF II is managed and controlled by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2001 and 2000, the Company recorded $27,100,000 and $17,300,000, respectively, of pre-tax income from this investment under the equity method of accounting. Such earnings were distributed by JPOF II as dividends shortly after the end of each year.

In December 2001, the Company invested $127,500,000 for an approximate 25% common stock interest in Olympus Re Holdings, Ltd., a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business.

In December 2001, the Company invested $50,000,000 in a limited partnership that will invest primarily in securities and other obligations of highly leveraged, distressed and out of favor companies.

In February 2001, the Company, Berkshire Hathaway Inc. and Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway, announced a commitment to lend up to $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation, the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA") to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. On August 10, 2001, the bankruptcy court confirmed the chapter 11 reorganization plan for the FINOVA companies (the "Plan"). On August 21, 2001, the effective date of the Plan, Berkadia lent $5,600,000,000 on a senior secured basis to FINOVA Capital (the "Berkadia Loan") and received 61,020,581

   -----------------------------------

newly issued shares of common stock of FINOVA (the "FNV Shares"), representing 50% of the stock of FINOVA outstanding on a fully diluted basis. The Berkadia Loan is collateralized by substantially all of the assets of FINOVA and its subsidiaries and is guaranteed by FINOVA and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia financed the Berkadia Loan with bank financing that is guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway), and that is also secured by Berkadia's pledge of the $5,600,000,000 five year senior secured promissory note from FINOVA Capital to Berkadia issued pursuant to the Berkadia Loan. The financing provided to Berkadia matures on the same date as the Berkadia Loan; principal payments prior to maturity are required only to the extent principal payments are received on the Berkadia Loan. As of February 22, 2002, principal payments have reduced the amount outstanding under the Berkadia Loan and Berkadia's financing to $3,900,000,000.

During 2001, Berkadia was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the commitment, and a $60,000,000 funding fee upon funding of the Berkadia Loan. The Company's share of these fees, $60,000,000 in the aggregate, was distributed to the Company shortly after the fees were received. In addition, FINOVA Capital has reimbursed Berkadia, Berkshire Hathaway and the Company for all fees and expenses incurred in connection with Berkadia's financing of its funding obligation under the commitment.

In connection with the funding commitment, in February 2001 FINOVA entered into a ten-year management agreement with the Company pursuant to which the Company agreed to provide general management services, including services with respect to the formulation of a restructuring plan. For these services, the Company will receive an annual fee of $8,000,000, the first of which was paid when the agreement was signed.

Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding fee and all management fees. All income related to the Berkadia Loan, after payment of financing costs, will be shared 90% to Berkshire Hathaway and 10% to the Company. During the period the Berkadia Loan was outstanding during 2001, the Company recorded income of $3,900,000 representing 10% of the net interest spread on the Berkadia Loan. All of this income has been distributed to the Company.

At the effective date of the Plan, Berkadia transferred $5,540,000,000 in cash to FINOVA Capital, representing the $5,600,000,000 loan reduced by the funding fee of $60,000,000. As indicated above, in exchange for these funds, Berkadia received a $5,600,000,000 note from FINOVA Capital and the FNV Shares. Under generally accepted accounting principles, Berkadia is required to allocate the $5,540,000,000 cash transferred, reduced by the previously received $60,000,000 commitment fee, between its investment in the Berkadia Loan and the FNV Shares, based upon the relative fair values of the securities received. Further, the fair value of the FNV Shares is presumed to be equal to the trading price of the stock on the day Berkadia received the FNV Shares, with only relatively minor adjustments allowed for transfer restrictions and the inability of the traded market price to account for a large block transfer. The requirement to use the trading price as the basis for the fair value estimate resulted in an initial book value for the FNV Shares of $188,800,000, which is far in excess of the $17,600,000 aggregate book net worth of FINOVA on the effective date of the Plan, and is inconsistent with the Company's view that the FINOVA common stock has a very limited value. Based on this determination of fair value, Berkadia recorded an initial investment in the FNV Shares of $188,800,000 and in the Berkadia Loan of $5,291,200,000.

The allocation of $188,800,000 to the investment in the common stock of FINOVA, plus the $120,000,000 of cash fees received, together are recorded and reflected as a discount from the face amount of the Berkadia Loan. The discount will be amortized to income over the life of the Berkadia Loan under the effective interest method.

Subsequent to acquisition, Berkadia accounts for its investment in the FINOVA common stock under the equity method of accounting. Berkadia's recognition of its share of FINOVA's losses is suspended once the carrying amount of Berkadia's equity interest in FINOVA is reduced to zero. Principally as a result of the terrorist attacks on September 11, 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's

   -----------------------------------

investment in FINOVA's common stock to zero. This non-cash loss recorded by Berkadia will be reversed by Berkadia's accretion of the non-cash portion of the discount on the Berkadia Loan discussed above.

The Company accounts for its investment in Berkadia under the equity method of accounting because it does not control Berkadia. Although the Company has no cash investment in Berkadia, since it has guaranteed 10% of the third party financing provided to Berkadia, the Company records its share of any losses recorded by Berkadia, up to the amount of the Company's guarantee. The total amount of the Company's guarantee is $390,000,000 as of February 22, 2002. For the period from the effective date of the Plan to December 31, 2001, the Company's equity in the loss of Berkadia consists of the following (in thousands):




     Net interest spread on the Berkadia Loan - 10% of total                               $  3,900
     Amortization of Berkadia Loan discount related to cash fees - 50% of total               7,800
     Amortization of Berkadia Loan discount related to FINOVA stock - 50% of total           12,300
     Share of FINOVA loss under equity method - 50% of total                                (94,400)
                                                                                           --------

        Equity in loss of associated companies - Berkadia                                  $(70,400)
                                                                                           ========

The loss recorded by the Company related to its share of Berkadia's equity method loss in FINOVA is a non-cash loss that will be reversed over the term of the Berkadia Loan as Berkadia accretes the discount on the Berkadia Loan into income. The net carrying amount of the Company's investment in Berkadia is negative $129,000,000, which is included in "Other liabilities" in the consolidated balance sheet as of December 31, 2001. The negative carrying amount is due to Berkadia's distribution of the commitment and funding fees and its recognition of its share of FINOVA's losses under the equity method of accounting. As a result of the application of these accounting rules, the negative carrying amount of the Company's investment in Berkadia effectively represents an unamortized discount on the Berkadia Loan, which will be amortized to income over the term of the loan.

The following table provides certain summarized data with respect to Berkadia at December 31, 2001 and for the period from the effective date of the Plan through December 31, 2001. (Amounts are in thousands.)




     Assets                                                                                $4,646,700
     Liabilities                                                                           $4,908,500
     Net assets                                                                            $ (261,800)
     Total revenues                                                                        $  (52,100)
     Loss from continuing operations before extraordinary
      items and cumulative effect of a change in accounting principle                      $ (110,100)
     Net loss                                                                              $ (110,100)



5.   Discontinued Operations:
     -----------------------

In December 2001, upon approval by the Company's Board of Directors to commence an orderly liquidation of the Empire Group, the Company classified as discontinued operations the property and casualty insurance operations of the Empire Group. The Empire Group had historically engaged in commercial and personal lines of property and casualty insurance, principally in the New York metropolitan area. The Empire Group will only accept new business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation is expected to be substantially complete by 2005. The Company has written down its investment in the Empire Group to its estimated net realizable value based on expected operating results and cash flows during the liquidation period, which indicate that the Company is unlikely to realize any value once the liquidation is complete. Accordingly, the Company recorded a $47,900,000 pre-tax charge as loss on disposal of discontinued operations to fully write-off its investment. While this estimated net realizable value represents management's best estimate, the amount

     -----------------------

the Company will ultimately realize could be, but is not expected to be, greater. The Company has no obligation to contribute additional capital to the Empire Group.

In July 1999, the Company sold its life insurance subsidiaries, Charter National Life Insurance Company and Intramerica Life Insurance Company, to Allstate Life Insurance Company for statutory surplus, as adjusted, at the date of sale ($39,600,000), plus $3,600,000. The Company recorded a net gain of $15,600,000 in 1999, principally resulting from recognition of deferred gains from prior reinsurance transactions.

At December 31, 2001 and 2000, the components of net assets of discontinued operations are as follows (in thousands):

                                                                  2001                2000
                                                                  ----                ----

Investments                                                    $ 196,932           $ 408,216
Cash and cash equivalents                                        125,843              22,346
Reinsurance and other receivables, net                            86,295             155,511
Prepaids and other assets                                         14,603              12,486
Property, equipment and leasehold improvements, net               15,470              21,126
Deferred policy acquisition costs                                   --                10,785
                                                               ---------           ---------

   Total assets                                                  439,143             630,470
                                                               ---------           ---------

Trade payables and expense accruals                               13,021              75,232
Other liabilities                                                 15,166              16,467
Policy reserves                                                  345,989             365,958
Unearned premiums                                                 16,124              56,936
                                                               ---------           ---------

   Total liabilities                                             390,300             514,593
                                                               ---------           ---------

Minority interest                                                    989               3,758
                                                               ---------           ---------

                                                                  47,854             112,119

Reserve for anticipated loss on liquidation                      (47,854)               --
                                                               ---------           ---------

Net assets of discontinued operations                          $    --             $ 112,119
                                                               =========           =========

     -----------------------

A summary of the results of discontinued operations is as follows for the three year period ended December 31, 2001 (in thousands):

                                                                                      2001               2000           1999
                                                                                      ----               ----           ----

Revenues:
 Insurance revenues and commissions                                                $  64,078           $108,494       $145,324
 Investment and other income                                                          22,382             36,382         57,923
 Net securities gains (losses)                                                        11,245             (1,254)        (5,962)
                                                                                   ---------           --------       --------
                                                                                      97,705            143,622        197,285
                                                                                   ---------           --------       --------
Expenses:
 Provision for insurance losses and policy benefits                                  125,984            150,066        142,427
 Amortization of deferred policy acquisition costs                                    16,965             26,289         31,705
 Salaries                                                                              6,370              8,865         10,778
 Selling, general and other expenses                                                  12,008             18,566         23,080
                                                                                   ---------           --------       --------
                                                                                     161,327            203,786        207,990
                                                                                   ---------           --------       --------

    Loss before income taxes                                                         (63,622)           (60,164)       (10,705)

Income tax benefit                                                                   (22,008)           (20,558)        (2,979)
                                                                                   ---------           --------       --------

    Loss from discontinued operations, net of taxes                                $ (41,614)          $(39,606)      $ (7,726)
                                                                                   =========           ========       ========



Note: 1999 results include revenues of $13,600,000 (primarily investment income), pre-tax income of $13,300,000 and net income of $8,600,000 related to its life insurance subsidiaries that were sold in 1999.

6.   Investments:
     -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 2001 and 2000 are as follows (in thousands):


                                                                                           Gross            Gross        Estimated
                                                                        Amortized        Unrealized      Unrealized        Fair
                                                                           Cost            Gains           Losses          Value
                                                                       -------------    ------------    ------------     --------

Held to maturity:
2001
----
Bonds and notes - United States Government agencies and
 authorities                                                              $   501           $ --           $   1         $   500
Other fixed maturities                                                      1,165             --             --            1,165
                                                                          -------           -----          -----         -------


                                                                          $ 1,666           $ --           $   1         $ 1,665
                                                                          =======           =====          =====         =======

2000
----
Bonds and notes:
 United States Government agencies and authorities                        $ 9,640           $ 160          $  15         $ 9,785
 States, municipalities and political subdivisions                          3,757             --              22           3,735
 All other corporates                                                          86             --             --               86
Other fixed maturities                                                      1,560               7            --            1,567
                                                                          -------           -----          -----         -------
                                                                          $15,043           $ 167          $  37         $15,173
                                                                          =======           =====          =====         =======

    -----------


                                                                                           Gross           Gross         Estimated
                                                                        Amortized        Unrealized      Unrealized        Fair
                                                                           Cost            Gains           Losses          Value
                                                                       -------------    ------------    ------------     --------


Available for sale:
2001
----
Bonds and notes:
 United States Government agencies and authorities                       $285,488        $  1,211        $     25        $286,674
 States, municipalities and political subdivisions                         11,862              13              48          11,827
 Foreign governments                                                       98,206             263            --            98,469
 Public utilities                                                             660               2            --               662
 All other corporates                                                     120,162          13,181          21,267         112,076
Other fixed maturities                                                     25,171            --              --            25,171
                                                                         --------        --------        --------        --------

       Total fixed maturities                                             541,549          14,670          21,340         534,879
                                                                         --------        --------        --------        --------

Equity securities:
 Preferred stocks                                                           4,632            --              --             4,632
 Common stocks:
  Banks, trusts and insurance companies                                   102,468          55,500           7,570         150,398
  Industrial, miscellaneous and all other                                  26,521          11,249           5,135          32,635
                                                                         --------        --------        --------        --------

       Total equity securities                                            133,621          66,749          12,705         187,665
                                                                         --------        --------        --------        --------

                                                                         $675,170        $ 81,419        $ 34,045        $722,544
                                                                         ========        ========        ========        ========

2000
----
Bonds and notes:
 United States Government agencies and authorities                       $169,281        $    992        $    323        $169,950
 States, municipalities and political subdivisions                          1,373              11            --             1,384
 Foreign governments                                                       41,815             324               9          42,130
 Public utilities                                                           1,293            --                15           1,278
 All other corporates                                                     252,845           6,367          12,178         247,034
Other fixed maturities                                                     35,539            --              --            35,539
                                                                         --------        --------        --------        --------

       Total fixed maturities                                             502,146           7,694          12,525         497,315
                                                                         --------        --------        --------        --------

Equity securities:
 Preferred stocks                                                           4,632            --              --             4,632
 Common stocks:
  Banks, trusts and insurance companies                                    15,703           1,676               1          17,378
  Industrial, miscellaneous and all other                                  25,570          29,256           2,410          52,416
                                                                         --------        --------        --------        --------

       Total equity securities                                             45,905          30,932           2,411          74,426
                                                                         --------        --------        --------        --------

Other                                                                         210               3            --               213
                                                                         --------        --------        --------        --------

                                                                         $548,261        $ 38,629        $ 14,936        $571,954
                                                                         ========        ========        ========        ========


In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"). In August 2001, upon approval by WMIG's shareholders, these securities were converted into 375,000 common shares which represent approximately 4% of WMIG. WMIG is a publicly traded, Bermuda-domiciled, financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. At December 31, 2001, the Company's investment in WMIG, which is reflected in investments available for sale, had a market value of $130,500,000.

    -----------

At December 31, 2001, investments also included a publicly traded common stock equity interest of 7.1% in PhoneTel Technologies, Inc. and 5.9% in Carmike Cinemas, Inc.

Net unrealized gains (losses) on investments were $31,700,000, $13,800,000 and $(2,600,000) at December 31, 2001, 2000 and 1999, respectively. Reclassification amounts included in comprehensive income for the three year period ended December 31, 2001 are as follows (in thousands):



                                                                                          2001           2000           1999
                                                                                          ----           ----           ----

Unrealized holding gains (losses) arising during the period, net of
 tax provision (benefit) of $12,665, $8,735 and $(3,058)                                 $23,653        $15,748       $(5,829)
Less:  reclassification adjustment for (gains) losses included in net
 income, net of tax provision (benefit) of $3,128, $(343) and $(2,292)                    (5,803)           638         4,256
                                                                                         -------        -------       -------
Net change in unrealized gain (loss) on investments, net of tax
 provision (benefit) of $9,537, $9,078 and $(766)                                        $17,850        $16,386       $(1,573)
                                                                                         =======        =======       =======


The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 2001, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                       Held to Maturity                       Available for Sale
                                                                       ----------------                       ------------------
                                                                                      Estimated                            Estimated
                                                                   Amortized            Fair             Amortized             Fair
                                                                     Cost              Value               Cost              Value
                                                                 ------------       ------------        ----------         ---------
                                                                                        (In thousands)

Due in one year or less                                              $1,165             $1,165           $381,965           $381,347
Due after one year through five years                                   168                167             68,472             63,308
Due after five years through ten years                                  333                333             45,162             44,108
Due after ten years                                                    --                 --               14,033             13,978
                                                                     ------             ------           --------           --------
                                                                      1,666              1,665            509,632            502,741
Mortgage-backed securities                                             --                 --               31,917             32,138
                                                                     ------             ------           --------           --------

                                                                     $1,666             $1,665           $541,549           $534,879
                                                                     ======             ======           ========           ========


At December 31, 2001 and 2000, securities with book values aggregating $1,500,000 and $4,900,000, respectively, were on deposit with various regulatory authorities. Additionally, at December 31, 2001 and 2000, securities with book values of $163,500,000 and $133,100,000, respectively, collateralized a letter of credit issued in connection with the sale of the Colonial Penn Insurance Company.

     -----------

Certain information with respect to trading securities at December 31, 2001 and 2000 is as follows (in thousands):

                                                                                    Amortized        Estimated        Carrying
                                                                                      Cost          Fair Value         Value
                                                                                    ----------      ----------       ---------

2001
----
Fixed maturities - corporate bonds and notes                                         $ 10,781         $  9,298       $  9,298
Equity securities:
 Preferred stocks                                                                      17,043           14,986         14,986
 Common stocks - industrial, miscellaneous and all other                                  832              359            359
Other investments                                                                      39,891           39,207         39,207
                                                                                     --------         --------       --------

   Total trading securities                                                          $ 68,547         $ 63,850       $ 63,850
                                                                                     ========         ========       ========

2000
----
Fixed maturities - corporate bonds and notes                                         $ 12,487         $  6,878       $  6,878
Equity securities:
 Preferred stocks                                                                      24,319           26,555         26,555
 Common stocks - industrial, miscellaneous and all other                                   58               63             63
Other investments                                                                      15,961           14,557         14,557
                                                                                     --------         --------       --------

   Total trading securities                                                          $ 52,825         $ 48,053       $ 48,053
                                                                                     ========         ========       ========

7.   Trade, Notes and Other Receivables, Net:
     ---------------------------------------

A summary of trade, notes and other receivables, net at December 31, 2001 and 2000 is as follows (in thousands):


                                                                                       2001             2000
                                                                                       ----             ----
Instalment loan receivables, net of unearned finance charges of
 $3,748 and $3,978 (a)                                                              $ 521,242        $ 515,766
Receivables related to securities                                                      30,835           45,639
Receivables relating to real estate activities                                         49,915           81,083
Note receivable from sale of Caja (including accrued interest)(b)                        --             35,903
Tenant receivables of Fidei                                                            15,371           31,934
Other                                                                                  45,092           34,466
                                                                                    ---------        ---------
                                                                                      662,455          744,791

Allowance for doubtful accounts                                                       (45,948)         (51,411)
                                                                                    ---------        ---------

                                                                                    $ 616,507        $ 693,380
                                                                                    =========        =========


(a) Contractual maturities of instalment loan receivables at December 31, 2001 were as follows (in thousands): 2002 - $101,200; 2003 - $101,300; 2004 -
$102,100; 2005 - $77,900; and 2006 and thereafter - $138,700. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

(b) At December 31, 2000, the Company had outstanding collateralized notes receivable of $35,900,000, resulting from the 1999 sale of its 30% interest in Caja de Ahorro y Seguro S.A. to Assicurazioni Generali Group, an Italian insurance company. The receivable was paid in full in January 2001.

8.   Prepaids and Other Assets:
     -------------------------

At December 31, 2001 and 2000, prepaids and other assets included real estate assets, net, of $174,500,000 and $210,000,000, respectively. Such amounts included $28,700,000 and $43,600,000 of real estate assets held by Fidei as of December 31, 2001 and 2000, respectively. These assets consist of commercial real estate properties located in Paris, France and its environs, which Fidei is currently marketing for sale. Prepaids and other assets at December 31, 2001 and 2000 also included $51,100,000 and $50,000,000, respectively, of mining properties, net, related to MK Gold.

9.   Trade Payables, Expense Accruals and Other Liabilities:
     ------------------------------------------------------

A summary of trade payables and expense accruals and other liabilities at December 31, 2001 and 2000 is as follows (in thousands):



                                                                                       2001             2000
                                                                                       ----             ----

Trade Payables and Expense Accruals:
 Payables related to securities                                                     $  20,548        $  60,788
 Trade payables                                                                        15,463           21,427
 Accrued compensation, severance and other employee benefits                           16,833           22,596
 Accrued interest payable                                                               7,683            8,922
 Other                                                                                 24,769           28,100
                                                                                    ---------        ---------
                                                                                    $  85,296        $ 141,833
                                                                                    =========        =========
Other Liabilities:
 Investment in Berkadia                                                             $ 129,043        $   --
 Postretirement and postemployment benefits                                             9,857           10,456
 Liabilities related to real estate activities                                         43,005           38,856
 Other                                                                                 43,092           51,860
                                                                                    ---------        ---------

                                                                                    $ 224,997        $ 101,172
                                                                                    =========        =========

10.  Indebtedness:
     ------------

The principal amount, stated interest rate and maturity of debt outstanding at December 31, 2001 and 2000 are as follows (dollars in thousands):



                                                                                              2001             2000
                                                                                              ----             ----

Payable in U.S. dollars:
Senior Notes:
 Bank credit facility                                                                      $   --           $   --
 7 3/4% Senior Notes due 2013, less debt discount of $581 and $631                           99,419           99,369
 Industrial Revenue Bonds (with variable interest)                                            9,815            9,815
 Aircraft financing                                                                          51,902             --
 Other due 2002 through 2016 with a weighted average interest
  rate of 7.06%                                                                              50,419           40,589
                                                                                           --------         --------
                                                                                            211,555          149,773
                                                                                           --------         --------
Subordinated Notes:
 8 1/4% Senior Subordinated Notes due 2005                                                   19,101           19,101
 7 7/8% Senior Subordinated Notes due 2006, less debt discount of
  $53 and $64                                                                                21,623           21,612
                                                                                           --------         --------
                                                                                             40,724           40,713
                                                                                           --------         --------
Payable in other currencies:
Euro denominated debt due 2002 through 2009 with a weighted
 average effective interest rate of 5.28%                                                    90,997          184,037
                                                                                           --------         --------

                                                                                           $343,276         $374,523
                                                                                           ========         ========


At December 31, 2001, the Company had an unsecured bank credit facility of $152,500,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in June 2003. At December 31, 2001, no amounts were outstanding under this bank credit facility.

During 2001, the Company borrowed $53,100,000 secured by its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. At December 31, 2001, the outstanding balance was $51,900,000. The Company has entered into an interest rate swap agreement on this financing, which fixed the interest rate at approximately 5.7%. The Company would have received $1,100,000 at December 31, 2001 if the swap were terminated. The interest rate at December 31, 2001 was 2.7%. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation.

The Company is financing the renovation of its Hawaiian hotel and has obtained loan commitments totaling $25,000,000. At December 31, 2001, the amount outstanding under this non-recourse borrowing was $18,900,000. The borrowing matures in seven years and is collateralized by the hotel.

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 2001, cash dividends of approximately $195,500,000 would be eligible to be paid under the most restrictive covenants.

     ------------

The Euro denominated debt, which is non-recourse to the Company, is entirely related to the acquisition of Fidei. During 2001 and 2000, Fidei repurchased approximately $36,400,000 (approximately 41,300,000 Euros) and $14,700,000 (approximately 15,800,000 Euros), respectively, principal amount of its Euro denominated debt. The Company recognized an extraordinary gain on early extinguishment of $1,500,000 ($1,000,000 after taxes or $.02 per share) for the year ended December 31, 2000. Such gain was not material for the year ended December 31, 2001.

Property, equipment and leasehold improvements of the manufacturing division with a net book value of $7,900,000 are pledged as collateral for the Industrial Revenue Bonds; and $162,700,000 of other assets (primarily investments and property) are pledged for other indebtedness aggregating $102,300,000.

Interest rate agreements are used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. These interest rate swaps expire in 2003 and require fixed rate payments of 6.2%. The Company would have paid $7,300,000 and $1,200,000 at December 31, 2001 and 2000, respectively, on retirement of these agreements. The LIBOR rate at December 31, 2001 was 1.9%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements, as well as interest to be paid under the related variable debt obligations. In connection with the acquisition of Fidei, the Company borrowed $62,300,000 under its bank credit facility and entered into currency swap agreements to hedge approximately $55,000,000 of its foreign currency exposure. The swap agreements were terminated in 1999 and the gain on such termination (approximately $6,200,000) was deferred as a component of shareholders' equity.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2006 are as follows (in thousands): 2002 - $17,200; 2003 - $51,500; 2004 - $38,300; 2005 - $23,700; and 2006 - $25,900.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 4.8% and 6.6% at December 31, 2001 and 2000, respectively.

11.  Preferred Securities of Subsidiary Trust:
     ----------------------------------------

In January 1997, the Company sold $150,000,000 aggregate liquidation amount of 8.65% trust issued preferred securities of its wholly-owned subsidiary, Leucadia Capital Trust I (the "Trust"). These Company-obligated mandatorily redeemable preferred securities have an effective maturity date of January 15, 2027 and represent undivided beneficial interests in the Trust's assets, which consist solely of $154,600,000 principal amount of 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 of the Company. Considered together, the "back-up undertakings" of the Company related to the Trust's preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. During 1998, a subsidiary of the Company repurchased $51,800,000 aggregate liquidation amount of the 8.65% trust issued preferred securities for $42,200,000, plus accrued interest. The difference between the purchase price and the book value was credited directly to shareholders' equity, net of taxes.

12.  Common Shares, Stock Options and Preferred Shares:
     -------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During 2001 and 2000, the Company acquired 1,506,321 Common Shares at an average price of $21.34 per Common Share. As a result, as of December 31, 2001, the Company is authorized to repurchase 4,493,679 Common Shares.

During 1999, the Company paid aggregate cash dividends of $13.58 per Common Share, totaling approximately $811,900,000. Pursuant to a ruling from the IRS, any gain realized on these dividends will be treated as capital gain income for non-corporate shareholders.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income (loss) would not have been materially different from that reported in 2001, 2000 and 1999.

     -------------------------------------------------

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2001 is as follows:



                                                                    Common            Weighted                            Available
                                                                    Shares             Average         Options           For Future
                                                                    Subject           Exercise       Exercisable           Option
                                                                   to Option           Prices        at Year-End           Grants
                                                                   ---------          ---------      -----------          ---------
Balance at January 1, 1999                                         322,038              $ 25.37          147,378           1,328,570
                                                                                                         =======           =========

   Cancelled                                                      (322,038)             $ 25.37
                                                                  --------

Balance at December 31, 1999                                          --                $  --               --             1,200,000
                                                                                                         =======           =========
   Granted                                                         409,250              $ 22.64
   Cancelled                                                       (17,500)             $ 22.63
                                                                  --------

Balance at December 31, 2000                                       391,750              $ 22.64           10,000             808,250
                                                                                                         =======           =========
   Granted                                                           4,000              $ 33.14
   Exercised                                                       (22,850)             $ 22.63
   Cancelled                                                       (46,500)             $ 22.63
                                                                  --------

Balance at December 31, 2001                                       326,400              $ 22.77           58,663             850,750
                                                                  ========                               =======           =========



The weighted-average fair value of the options granted was $9.46 per share for 2001 and $6.25 per share for 2000 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 29.7% for 2001 and 25.4% for 2000; (2) risk-free interest rates of 4.9% for 2001 and 6.8% for 2000; (3) expected lives of 4.0 years for 2001 and
3.7 years for 2000; and (4) dividend yields of .8% for 2001 and 1.1% for 2000.

The following table summarizes information about fixed stock options outstanding at December 31, 2001:



                                                          Options Outstanding                       Options Exercisable
                                    ------------------------------------------------------       --------------------------
                                      Common              Weighted             Weighted            Common          Weighted
                                      Shares              Average              Average             Shares          Average
   Range of                          Subject             Remaining             Exercise            Subject         Exercise
Exercise Prices                     to Option         Contractual Life           Price            to Option         Price
---------------                     ---------         ----------------      ---------------       ---------       ---------


$22.63 - $22.81                      322,400               4.3 years             $22.64             58,663         $22.65
$33.14                                 4,000               4.4 years             $33.14              --            $  --



At December 31, 2001 and 2000, 850,750 and 808,250, respectively, of the Company's Common Shares were reserved for stock options and 800,000 of the Company's Common Shares were reserved for warrants.

At December 31, 2001 and 2000, 6,000,000 preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized.

13.  Net Securities Gains:
     --------------------

The following summarizes net securities gains for each of the three years in the period ended December 31, 2001 (in thousands):



                                                                                       2001             2000            1999
                                                                                       ----             ----            ----

Net realized gains (losses) on fixed maturities                                      $(2,443)         $  5,632       $ 22,916
Writedown related to investments in Polish equity securities                            --                --           (2,650)
Net unrealized gains (losses) on trading securities                                    2,219            (9,588)         4,006
Net realized gains (losses) on equity and other securities                            29,848           128,435         (8,004)
                                                                                     -------          --------       --------

                                                                                     $29,624          $124,479       $ 16,268
                                                                                     =======          ========       ========



During 2000, the Company sold its entire equity interest in Fidelity National Financial, Inc. ("FNF") for proceeds of $179,900,000 and recognized a pre-tax gain of $90,900,000. Additionally, during 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. ("JTP") for $27,300,000 and recorded a pre-tax gain of $24,800,000.

Proceeds from sales of investments classified as available for sale were $483,200,000, $973,800,000 and $1,006,000,000 during 2001, 2000 and 1999, respectively. Gross gains of $16,800,000, $123,700,000 and $22,400,000 and gross losses of $5,300,000, $11,800,000 and $4,100,000 were realized on these sales during 2001, 2000 and 1999, respectively.

14.  Other Results of Operations Information:
     ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2001 consists of the following (in thousands):



                                                                                       2001             2000            1999
                                                                                       ----             ----            ----

Interest on short-term investments                                                  $ 14,187          $ 13,201        $ 20,942
Interest on fixed maturities                                                          32,202            23,228          28,991
Interest on notes receivable                                                           3,846            17,480          23,989
Other investment income                                                               18,153            20,471          10,976
Gains on sale and foreclosure of real estate and other assets,
 net of costs                                                                         56,783            95,523          64,896
Rental income                                                                         22,895            27,427          35,862
MK Gold product and service income                                                     7,299            17,402           5,148
Winery revenues                                                                       13,736            15,337          13,347
Gain on sale of Caja                                                                    --                --           120,793
Gain on sale of The Sperry & Hutchinson Company, Inc.                                   --                --            18,725
Gain on sale of PIB                                                                     --                --            29,545
Prepayment penalty on promissory notes                                                  --               7,500            --
Other                                                                                 34,060            26,498          22,063
                                                                                    --------          --------        --------
                                                                                    $203,161          $264,067        $395,277
                                                                                    ========          ========        ========


     ---------------------------------------

Taxes, other than income or payroll, amounted to $7,400,000 for the year ended December 31, 2001, $5,100,000 for the year ended December 31, 2000 and $6,000,000 for the year ended December 31, 1999.

Advertising costs amounted to $2,500,000, $3,000,000 and $1,100,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

15.  Income Taxes:
     ------------

The principal components of the deferred tax liability at December 31, 2001 and 2000 are as follows (in thousands):



                                                                                       2001             2000
                                                                                       ----             ----

Deferred Tax Asset:
 Insurance reserves and unearned premiums                                           $ 16,731          $ 17,905
 Securities valuation reserves                                                        48,490            36,985
 Other accrued liabilities                                                            45,801            15,383
 Foreign tax loss carryforwards                                                       36,700            35,000
                                                                                    --------          --------
                                                                                     147,722           105,273
  Valuation allowance                                                                (85,803)          (84,103)
                                                                                    --------          --------
                                                                                      61,919            21,170
                                                                                    --------          --------
Deferred Tax Liability:
 Unrealized gains on investments                                                     (17,585)           (9,464)
 Depreciation                                                                         (7,209)          (16,559)
 Policy acquisition costs                                                                --             (3,775)
 Intangible drilling costs                                                            (5,615)           (4,557)
 Other, net                                                                          (45,276)          (41,952)
                                                                                    --------          --------
                                                                                     (75,685)          (76,307)
                                                                                    --------          --------

  Net deferred tax liability                                                        $(13,766)         $(55,137)
                                                                                    ========          ========


The valuation allowance principally relates to uncertainty as to the realization of the foreign tax loss carryfowards and unrealized capital losses.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2001 was as follows (in thousands):



                                                                                       2001             2000            1999
                                                                                       ----             ----            ----

State income taxes (currently payable)                                               $    500         $  1,113        $    246
Federal income taxes:
 Current                                                                               53,301           49,033           7,879
 Deferred                                                                             (73,688)          28,285          31,136
Foreign income taxes:
 Current                                                                                   50               38             575
 Deferred                                                                               3,189           14,845          12,327
                                                                                     --------         --------        --------

                                                                                     $(16,648)        $ 93,314        $ 52,163
                                                                                     ========         ========        ========

     ------------

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):




                                                                                       2001             2000            1999
                                                                                       ----             ----            ----

Expected federal income tax                                                         $ 18,786          $ 88,713        $ 93,610
State income taxes, net of federal income tax benefit                                    325               723             160
Reduction in valuation allowance                                                        --                --           (33,300)
Recognition of additional tax benefits                                               (36,234)           (1,597)        (10,238)
Reduction of foreign deferred tax asset                                                 --               6,193            --
Other                                                                                    475              (718)          1,931
                                                                                    --------          --------        --------

   Actual income tax provision (benefit)                                            $(16,648)         $ 93,314        $ 52,163
                                                                                    ========          ========        ========


Reflected above as recognition of additional tax benefits are reductions to the Company's income tax provision for the favorable resolution of certain federal income tax contingencies, and in 1999, a $6,800,000 tax benefit from the recognition of additional capital losses. During 1999, the valuation allowance was reduced by $33,300,000 due to the availability of capital loss carryforwards to offset a portion of the capital gain from the sale of the Company's interest in Caja.

At December 31, 2001, the Company's foreign subsidiary, Fidei, had tax loss carryforwards of $102,000,000, of which $50,000,000 expire in 2002 through 2007 and $52,000,000 have no expiration date.

Limitations exist under the tax law which may restrict the utilization of the tax loss carryforwards and capital losses can only be used to offset capital gains. These limitations are considered in the determination of the valuation allowance.

Under certain circumstances, the value of U.S. tax loss carryforwards and other tax benefits could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes restrictions which prohibit transfers of the Company's Common Stock under certain circumstances.

The IRS is in the process of concluding its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999. The IRS has issued Notices of Proposed Adjustments that, if sustained, would result in approximately $80,000,000 of tax, plus interest. The Company is contesting these proposed adjustments. The Company believes that it is adequately reserved for this exposure.

In connection with the sale of certain of the Company's operations in recent years, the Company has agreed to indemnify the purchasers for certain tax matters. The Company does not believe that such indemnification obligations will result in any additional material liability to the Company.

16.  Pension Plan and Postretirement Benefits:
     ----------------------------------------

The Company has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $1,800,000, $1,600,000 and $1,200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Prior to 1999, the Company also maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit

     ----------------------------------------

pension plans. A summary of activity with respect to the Company's defined benefit pension plans for 2001 and 2000 is as follows (in thousands):

                                                                                       2001            2000
                                                                                       ----            ----

Projected Benefit Obligation:
 Projected benefit obligation at January 1,                                         $ 52,815         $ 56,756
 Interest cost (a)                                                                     3,726            3,872
 Actuarial (gain) loss                                                                 1,895           (1,476)
 Benefits paid                                                                        (5,731)          (6,337)
                                                                                    --------         --------

   Projected benefit obligation at December 31,                                     $ 52,705         $ 52,815
                                                                                    ========         ========

Change in Plan Assets:
 Fair value of plan assets at January 1,                                            $ 49,011         $ 52,087
 Actual return on plan assets                                                          3,614            3,261
 Employer contributions                                                                1,987              --
 Benefits paid                                                                        (5,731)          (6,337)
 Administrative expenses                                                                (121)             --
                                                                                    --------         --------

   Fair value of plan assets at December 31,                                        $ 48,760         $ 49,011
                                                                                    ========         ========

Funded Status                                                                       $ (3,945)        $ (3,804)
 Unrecognized prior service cost                                                          58               61
 Unrecognized net loss from experience differences and
  assumption changes                                                                   6,824            4,822
                                                                                    --------         --------

   Accrued pension asset                                                            $  2,937         $  1,079
                                                                                    ========         ========

(a) Includes charges to expense of $1,300,000 and $1,400,000 for 2001 and 2000, respectively, relating to discontinued operations obligations.

Pension expense (income) related to the defined benefit pension plans charged to operations included the following components (in thousands):

                                                                                       2001             2000           1999
                                                                                       ----             ----           ----

Interest cost                                                                        $ 2,459          $ 2,517        $ 2,688
Expected return on plan assets                                                        (2,153)          (2,218)        (2,708)
Amortization of prior service cost                                                         3                3              3
                                                                                     -------          -------        -------

     Net pension expense (income)                                                    $   309          $   302        $   (17)
                                                                                     =======          =======        =======


The projected benefit obligation at December 31, 2001 and 2000 was determined using an assumed discount rate of 7.0% and 7.25%, respectively, and the assumed long-term rate of return on plan assets was 7.5% at December 31, 2001 and 2000.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2001.

     ----------------------------------------

A summary of activity with respect to the Company's postretirement plans for 2001 and 2000 is as follows (in thousands):



                                                                                       2001            2000
                                                                                       ----            ----

Accumulated postretirement benefit obligation at January 1,                          $ 5,566          $ 5,577
Interest cost                                                                            389              416
Contributions by plan participants                                                       175              181
Actuarial loss                                                                           172               93
Benefits paid                                                                           (766)            (701)
                                                                                     -------          -------

   Accumulated postretirement benefit obligation at December 31,                       5,536            5,566
Unrecognized prior service cost                                                          197              250
Unrecognized net actuarial gain                                                        2,276            2,661
                                                                                     -------          -------

   Accrued postretirement benefit obligation                                         $ 8,009          $ 8,477
                                                                                     =======          =======


The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% at December 31, 2001 and 2000, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 5.0% and 9.5% for 2001, and 6.0% and 10.0% for 2000, declining to an ultimate rate of between 5.0% and 6.0% by 2010.

If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2001 would have increased or decreased by $900,000 and $800,000, respectively. The effect of these changes on the aggregate of service and interest cost for 2001 would be immaterial.

17.  Commitments:
     -----------

The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to twenty years. Rental expense (net of sublease rental income) charged to operations was $4,900,000 in 2001 and $6,600,000 in each of 2000 and 1999. Aggregate minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) relating to facilities under lease in effect at December 31, 2001 are as follows (in thousands): 2002 - $4,600; 2003 - $4,200; 2004 - $3,900; 2005 -
$3,500; 2006 - $3,400; and thereafter - $5,700. Future minimum sublease rental income relating to facilities under lease in effect at December 31, 2001 are as follows (in thousands): 2002 - $1,100; 2003 - $1,000; 2004 - $900; 2005 - $700;
2006 - $700; and thereafter - $1,800.

In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

In connection with the 1997 sale of the property and casualty insurance business of the Colonial Penn Insurance Company, the Company provided the purchaser with a $100,000,000 non-cancelable letter of credit to collateralize certain indemnification obligations. This letter of credit is collateralized by certain deposits of the Company aggregating $163,500,000, consisting of investments of $124,800,000 and cash and cash equivalents of $38,700,000.

     -----------

The banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $80,500,000 at December 31, 2001.

See Note 4 for information concerning the Company's guarantee of Berkadia's financing.

18.  Litigation:
     ----------

The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

19.  Earnings (Loss) Per Common Share:
     --------------------------------

For each of the three years in the period ended December 31, 2001, there were no differences in the numerators for the basic and diluted per share computations for income from continuing operations before extraordinary gain (loss) and cumulative effect of a change in accounting principle. These numerators were $64,800,000, $154,600,000 and $209,800,000 for 2001, 2000 and 1999,
respectively. The denominators for basic per share computations were 55,309,000, 55,529,000 and 59,338,000 for 2001, 2000 and 1999, respectively. There were no differences for the denominators for diluted per share computations except for the dilutive effect of 295,000, 69,000 and 14,000 options and warrants for 2001, 2000 and 1999, respectively, which had no impact on the per share amounts.

20.  Fair Value of Financial Instruments:
     -----------------------------------

The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Fair values are determined as described below. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in Note 6.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Notes receivables on sale of Caja, and other notes receivable: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d) Loan receivables of banking and lending subsidiaries: The fair value of loan receivables of the banking and lending subsidiaries is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

(e) Investments in associated companies: The fair value of a foreign power company is principally estimated based upon quoted market prices. The fair value of the investment in Berkadia is based on the assumption that Berkadia's loan to FINOVA will be fully repaid and the FINOVA common stock is assumed to have no value. The carrying value of the remaining investments in associated companies approximates fair value.

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

(h) Derivative instruments: The fair values of the interest rate swap and currency rate swap agreements are based on rates currently available for similar agreements.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                                                         2001                                2000
                                                                         ----                                ----
                                                             Carrying           Fair              Carrying             Fair
                                                              Amount            Value              Amount              Value
                                                            ---------          --------         -----------          --------

Financial Assets:
 Investments                                                $ 806,332          $ 806,331          $ 652,202         $ 652,332
 Cash and cash equivalents                                    376,542            376,542            529,812           529,812
 Notes receivable on sale of Caja
  (including accrued interest)                                   --                 --               35,903            35,903
 Other notes receivable                                        55,453             55,453             78,533            78,533
 Loan receivables of banking and lending
  subsidiaries, net of allowance                              485,547            517,128            488,402           509,076
 Investments in associated companies                          358,761            370,621            192,545           204,539
 Investment in Berkadia                                      (129,043)              --                  --               --

Financial Liabilities:
 Customer banking deposits                                    476,495            486,830            526,172           529,591
 Debt                                                         343,276            351,254            374,523           367,842
 Securities sold not owned                                     19,344             19,344             60,785            60,785

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debt securities of the Company                   98,200             98,200             98,200            99,182

Derivative Instruments:
 Interest rate swaps                                           (6,292)            (6,292)              --              (1,345)
 Foreign currency swaps                                           990                990               --                (144)


21.  Segment Information:
     -------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. These reportable segments are: banking and lending, foreign real estate, domestic real estate and manufacturing. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans were primarily funded by deposits insured by the FDIC. Foreign real estate consists of the operations of Fidei in France. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Manufacturing operations manufacture and market proprietary lightweight plastic netting used for a variety of purposes. Other operations primarily consist of winery operations and development of a copper mine. Associated companies primarily include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. Olympus Re Holdings, Ltd., one of the Company's investments in associated companies, is a Bermuda-based reinsurance company. The information in the following table for Corporate assets primarily consists of investments, notes receivable from the sale of certain businesses and cash and cash equivalents. Corporate revenues listed below primarily consist of investment income and securities gains and losses on Corporate assets. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. In addition to the Company's foreign real estate operations, the Company has a manufacturing facility located in Belgium and an interest, through MK Gold, in a copper deposit in Spain. Except as disclosed above, the Company does not have any other material foreign operations and investments.

     -------------------

Certain information concerning the Company's segments for 2001, 2000 and 1999 is presented in the following table. Prior period amounts have been reclassified for the domestic real estate operations, which were previously included in Other Operations.


                                                                                        2001            2000            1999
                                                                                        ----            ----            ----
                                                                                                    (In millions)

Revenues:
 Banking and Lending                                                                  $   122.4        $   108.8       $    59.0
 Foreign Real Estate                                                                       25.7             49.2            65.0
 Domestic Real Estate                                                                      65.3             83.1            26.6
 Manufacturing                                                                             57.4             65.1            64.0
 Other Operations (a)                                                                      39.3             44.9           213.4
 Equity in Associated Companies (b)                                                       (24.6)            29.3            (2.9)
 Corporate (c)                                                                             89.8            191.5            97.8
                                                                                      ---------        ---------       ---------
       Total consolidated revenues                                                    $   375.3        $   571.9       $   522.9
                                                                                      =========        =========       =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities, extraordinary gain (loss) and cumulative effect of a change in accounting principle:
 Banking and Lending                                                                  $    (6.1)       $    11.0       $    12.7
 Foreign Real Estate                                                                        5.2             22.9            31.8
 Domestic Real Estate                                                                      30.4             58.8            13.4
 Manufacturing                                                                              7.8             11.3            11.9
 Other Operations (a)                                                                       8.2              5.2           187.0
 Equity in Associated Companies (b)                                                       (24.6)            29.3            (2.9)
 Corporate (c)                                                                             32.8            115.0            13.6
                                                                                      ---------        ---------       ---------
       Total consolidated income from continuing operations before income taxes, minority expense of trust preferred securities, extraordinary gain
        (loss) and cumulative effect of a change in accounting principle              $    53.7        $   253.5       $   267.5
                                                                                      =========        =========       =========

Identifiable assets employed:
 Banking and Lending                                                                  $   595.7        $   664.2       $   467.1
 Foreign Real Estate                                                                      152.1            254.7           276.7
 Domestic Real Estate                                                                     176.4            218.1           253.5
 Manufacturing                                                                             59.3             63.4            42.9
 Other Operations                                                                         171.2            177.1           178.2
 Investments in Associated Companies                                                      358.8            192.5            74.0
 Net Assets of Discontinued Operations                                                     --              112.1           208.7
 Corporate                                                                              1,063.7            944.1           987.0
                                                                                      ---------        ---------       ---------

       Total consolidated assets                                                      $ 2,577.2        $ 2,626.2       $ 2,488.1
                                                                                      =========        =========       =========

(a)  For 1999, includes, among other items, pre-tax gains on sale of Caja, The
     Sperry & Hutchinson Company, Inc. and PIB, aggregating $169,000,000, as described in Notes 4 and 14.

(b)  For 2001, includes, among other items, equity in loss of Berkadia totaling
     $70,400,000, as described in Note 4.

(c) For 2000, includes, among other items, pre-tax securities gains on sale of FNF ($90,900,000) and JTP ($24,800,000), as described in Note 13.

22. Selected Quarterly Financial Data (Unaudited):
    ---------------------------------------------

                                                                                 First         Second          Third        Fourth
                                                                                Quarter        Quarter         Quarter      Quarter
                                                                                -------        -------         -------      -------
                                                                                    (In thousands, except per share amounts)
2001:
-----
Revenues                                                                        $  98,414     $ 124,355        $ 43,432   $ 109,097
                                                                                =========     =========        ========   =========
Income (loss) from continuing operations before cumulative effect
 of a change in accounting principle                                            $  12,771     $  26,847        $(23,147)  $  48,329
                                                                                =========     =========        ========   =========
Income (loss) from discontinued operations, net of taxes                        $ (32,669)    $    (973)       $ (8,813)  $     841
                                                                                =========     =========        ========   =========
Loss on disposal of discontinued operations, net of taxes                       $    --       $   --           $  --      $ (31,105)
                                                                                =========     =========        ========   =========
Cumulative effect of a change in accounting principle                           $     411     $   --           $  --      $    --
                                                                                =========     =========        ========   =========
     Net income (loss)                                                          $ (19,487)    $  25,874        $(31,960)  $  18,065
                                                                                =========     =========        ========   =========

Basic earnings (loss) per common share:
 Income (loss) from continuing operations before cumulative
  effect of a change in accounting principle                                    $     .23     $      49        $   (.42)  $     .87
 Income (loss) from discontinued operations                                          (.59)         (.02)           (.16)        .02
 Loss on disposal of discontinued operations                                         --           --              --           (.56)
 Cumulative effect of a change in accounting principle                                .01         --              --           --
                                                                                ---------     ---------        --------   ---------
       Net income (loss)                                                        $    (.35)    $     .47        $   (.58)  $     .33
                                                                                =========     =========        ========   =========
   Number of shares used in calculation                                            55,299        55,309          55,314      55,316
                                                                                =========     =========        ========   =========

Diluted earnings (loss) per common share:
 Income (loss) from continuing operations before cumulative
  effect of a change in accounting principle                                    $     .23     $      49        $   (.42)  $     .87
 Income (loss) from discontinued operations                                          (.59)         (.02)           (.16)        .02
 Loss on disposal of discontinued operations                                          --           --              --          (.56)
 Cumulative effect of a change in accounting principle                                .01         --               --           --
                                                                                ---------     ---------        --------   ---------
       Net income (loss)                                                        $    (.35)    $     .47        $   (.58)  $     .33
                                                                                =========     =========        ========   =========
   Number of shares used in calculation                                            55,299        55,635          55,314      55,521
                                                                                =========     =========        ========   =========

2000:
-----
Revenues                                                                        $ 119,861     $  99,131        $136,085   $ 216,788
                                                                                =========     =========        ========   =========
Income from continuing operations before extraordinary gain                     $  26,256     $  11,839        $ 38,387   $  78,149
                                                                                =========     =========        ========   =========
Loss from discontinued operations, net of taxes                                 $  (1,245)    $  (2,311)       $ (9,596)  $ (26,454)
                                                                                =========     =========        ========   =========
Extraordinary gain from early extinguishment of debt, net of taxes              $     562     $    --          $   --     $     421
                                                                                =========     =========        ========   =========

       Net income                                                               $  25,573     $   9,528        $ 28,791   $  52,116
                                                                                =========     =========        ========   =========

Basic earnings (loss) per common share:
 Income from continuing operations before extraordinary gain                    $     .47     $     .21        $    .69   $    1.41
 Loss from discontinued operations                                                   (.02)         (.04)           (.17)       (.48)
 Extraordinary gain                                                                   .01          --              --           .01
       Net income                                                               ---------     ---------        --------   ---------
                                                                                $     .46     $     .17        $    .52   $     .94
                                                                                =========     =========        ========   =========
   Number of shares used in calculation                                            56,052        55,297          55,297      55,297
                                                                                =========     =========        ========   =========

Diluted earnings (loss) per common share:
 Income from continuing operations before extraordinary gain                    $     .47     $     .21        $    .69   $    1.41
 Loss from discontinued operations                                                   (.02)         (.04)           (.17)       (.48)
 Extraordinary gain                                                                   .01          --              --           .01
       Net income                                                               ---------     ---------        --------   ---------
                                                                                $     .46     $     .17        $    .52   $     .94
                                                                                =========     =========        ========   =========
   Number of shares used in calculation                                            56,052        55,311          55,390      55,464
                                                                               =========     =========        ========   =========
In 2001 and 2000, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

Quarterly data for 2001 includes equity losses of $70,400,000 representing the Company's share of the loss recorded by Berkadia primarily in the third quarter.
Quarterly data for 2000 includes pre-tax gains on the sale of JTP ($24,800,000) in the first quarter and FNF ($90,900,000) primarily in the fourth quarter.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2001, 2000 and 1999
(In thousands)


                                                            Additions                      Deductions
                                                 -----------------------------      -----------------------

                                                   Charged
                                 Balance at        to Costs                                                                 Balance
                                  Beginning          and                            Write-         Sale of    Translation   at End
  Description                     of Period       Expenses         Recoveries       Offs         Receivables  (Gain) Loss  of Period
  -----------                     ---------       ---------        ----------       ------       -----------  -----------  ---------


2001
----
Loan receivables of
 banking and lending
 subsidiaries                      $ 27,364        $ 43,125         $  8,519        $ 43,313      $   --       $   --      $ 35,695
Trade, notes and other
 receivables                         24,047             436               16          13,020          --         (1,226)     10,253
                                   --------        --------         --------        --------      --------     --------    --------


Total allowance for
 doubtful accounts                 $ 51,411        $ 43,561         $  8,535        $ 56,333      $   --       $ (1,226)   $ 45,948
                                   ========        ========         ========        ========      ========     ========    ========


2000
----
Loan receivables of
 banking and lending
 subsidiaries                      $ 16,975        $ 30,169         $  5,681        $ 25,461      $   --       $   --      $ 27,364
Trade, notes and other
 receivables                         30,690             662              971           6,054          --         (2,222)     24,047
                                   --------        --------         --------        --------      --------     --------    --------

Total allowance for
 doubtful accounts                 $ 47,665        $ 30,831         $  6,652        $ 31,515      $   --       $ (2,222)   $ 51,411
                                   ========        ========         ========        ========      ========     ========    ========


1999
----
Loan receivables of
 banking and lending
 subsidiaries                      $  9,398        $ 11,401         $  5,455        $  9,279      $   --       $   --      $ 16,975
Trade, notes and other
 receivables                         41,526             (30)              98           5,067           130       (5,707)     30,690
                                   --------       ---------         --------        --------      --------     --------    --------

Total allowance for
 doubtful accounts                 $ 50,924       $  11,371         $  5,553        $ 14,346      $    130     $ (5,707)   $ 47,665
                                   ========       =========         ========        ========      ========     ========    ========

                                      F-34

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC
                        (SEC Identification No. 8-51771)

                              Financial Statements

                           December 31, 2001 and 2000

                          INDEPENDENT AUDITORS' REPORT



The Members
Jefferies Partners Opportunity Fund II, LLC:


We have audited the accompanying statement of financial condition of Jefferies Partners Opportunity Fund II, LLC (the Fund) as of December 31, 2001 and 2000, and the related statements of earnings, changes in members' equity and cash flows for the years then ended and the period from May 20, 1999 (date of funding) through December 31, 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Partners Opportunity Fund II, LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the period from May 20, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ KPMG LLP




January 24, 2002, except as to Note 8
  of the notes to the financial statements, which is as of February 15, 2002.

                  JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Statement of Financial Condition

                           December 31, 2001 and 2000

                                                                    2001                  2000
                                                                    ----                  ----
Assets

Cash and cash equivalents                                  $     49,744,944           37,847,419
Receivable from brokers and dealers                              12,149,608           20,683,225
Securities owned                                                125,074,840          108,547,106
Other assets                                                      1,890,975            3,043,509
                                                              ------------------    -----------------

                Total assets                               $    188,860,367          170,121,259
                                                              ==================    =================

Liabilities and Members' Equity

Securities sold, not yet purchased                         $      1,652,288            6,764,985
Payable to brokers and dealers                                   17,893,470           10,552,759
Payable to Jefferies & Company, Inc.                                901,859            1,365,589
Accrued expenses and other liabilities                               90,162               64,206
                                                              ------------------    -----------------

                Total liabilities                                20,537,779           18,747,539
                                                              ------------------    -----------------

Members' equity:
    Members' capital, net                                       126,255,099          124,275,099
    Retained earnings                                            42,067,489           27,098,621
                                                              ------------------    -----------------

        Total members' equity                                   168,322,588          151,373,720
                                                              ------------------    -----------------

        Total liabilities and members' equity              $    188,860,367          170,121,259
                                                              ==================    =================


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              Statement of Earnings

                    Years ended December 31, 2001, 2000, and for the period from May 20, 1999 (date of funding) through December 31, 1999

                                                                                                               May 20, 1999
                                                                                                                    through
                                                                      2001                2000            December 31, 1999
                                                                      ----                ----            -----------------
Revenues:
     Principal transactions (net of direct trading expenses)  $   33,881,772          21,439,702                     --
     Interest                                                      9,086,866           7,952,918                     --
     Dividends                                                            --              10,329                     --
                                                                 ----------------    ----------------     ------------------

                 Total revenues                                   42,968,638          29,402,949                     --
                                                                 ----------------    ----------------     ------------------

Expenses:
     General and administrative                                    1,160,728           1,336,747                    139
     Management fee                                                  937,384             787,407                     --
     Interest                                                        388,207             180,035                     --
                                                                 ----------------    ----------------     ------------------

                 Total expenses                                    2,486,319           2,304,189                    139
                                                                 ----------------    ----------------     ------------------

                 Net earnings (loss)                          $   40,482,319          27,098,760                   (139)
                                                                 ================    ================     ==================


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Statement of Changes in Members' Equity

                    Years ended December 31, 2001, 2000, and for the period from May 20, 1999 (date of funding) through December 31, 1999

                                                                                   Retained
                                                                                   earnings                Total
                                                            Members'             (accumulated             members'
                                                          capital, net             deficit)                equity
                                                       --------------------   -------------------   ---------------------
Balance, May 20, 1999                               $               --                    --                      --

     Capital contributions from members, net                   350,000                    --                 350,000

     Distributions                                                  --                    --                      --

     Net loss                                                       --                  (139)                   (139)
                                                       --------------------   -------------------   ---------------------

Balance, December 31, 1999                          $          350,000                  (139)                349,861

     Capital contributions from members, net               123,925,099                    --             123,925,099

     Distributions                                                  --                    --                      --

     Net earnings                                                   --            27,098,760              27,098,760
                                                       --------------------   -------------------   ---------------------

Balance, December 31, 2000                          $      124,275,099            27,098,621             151,373,720

     Capital contributions from members, net                 1,980,000                    --               1,980,000

     Distributions                                                  --           (25,513,451)            (25,513,451)

     Net earnings                                                   --            40,482,319              40,482,319
                                                       --------------------   -------------------   ---------------------

Balance, December 31, 2001                          $      126,255,099            42,067,489             168,322,588
                                                       ====================   ===================   =====================


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Statement of Cash Flows

                    Years ended December 31, 2001, 2000, and for the period from May 20, 1999 (date of funding) through December 31, 1999

                                                                                                                 May 20, 1999
                                                                                                                      through
                                                                          2001               2000           December 31, 1999
                                                                          ----               ----           -----------------
Cash flows from operating activities:
   Net earnings (loss)                                                $  40,482,319      $  27,098,760      $        (139)
                                                                      -------------      -------------      -------------

   Changes in assets and liabilities:
      Amortization of financing costs                                       106,463             63,452                 --
      Decrease (increase) in receivable from brokers and dealers          8,533,617        (20,683,225)                --
      Increase in securities owned                                      (16,527,734)      (108,547,106)                --
      Decrease (increase) in other assets                                 1,046,071         (3,106,961)                --
      (Decrease) increase in securities sold, not yet purchased          (5,112,697)         6,764,985                 --
      Increase in payable to brokers and dealers                          7,340,711         10,552,759                 --
      (Decrease) increase in payable to Jefferies & Company, Inc.          (463,730)         1,365,589                 --
      Increase in accrued expenses and other liabilities                     25,956             64,206                 --
                                                                      -------------      -------------      -------------

                                                                         (5,051,343)      (113,526,301)                --
                                                                      -------------      -------------      -------------

         Net cash provided by (used in) operating activities             35,430,976        (86,427,541)              (139)
                                                                      -------------      -------------      -------------

Cash flows from financing activities:
   Capital contributions from members, net                                1,980,000        123,925,099            350,000
   Distributions                                                        (25,513,451)                --                 --
                                                                      -------------      -------------      -------------

         Net cash (used in) provided by financing activities            (23,533,451)       123,925,099            350,000
                                                                      -------------      -------------      -------------

         Net increase in cash and cash equivalents                       11,897,525         37,497,558            349,861

Cash and cash equivalents at beginning of year                           37,847,419            349,861                 --
                                                                      -------------      -------------      -------------

Cash and cash equivalents at end of year                              $  49,744,944      $  37,847,419      $     349,861
                                                                      =============      =============      =============

Supplemental disclosures of cash flow information -
   Cash paid during the year for interest                             $     348,383      $     152,943  $              --


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Jefferies Partners Opportunity Fund II, LLC (the "Fund") is a Delaware limited liability company. The Fund was funded with an investment by Jefferies & Company ("Jefferies") on May 20, 1999 and commenced its operations on January 19, 2000. The investment objective of the Fund is to generate returns for its members by making, holding and disposing of a diverse portfolio of primarily below investment grade debt and equity investments. The Fund was established to offer members the opportunity to participate in the trading, investment and brokerage activities of the High Yield Department of Jefferies. The Fund employs a trading and investment strategy substantially similar to that historically employed by Jefferies' High Yield Department. The Fund acquires, actively manages and trades a diverse portfolio of primarily non-investment grade investments consisting of the following three asset groups: High Yield Debt, Special Situation Investments, and, to a lesser extent, Bank Loans. The Fund has appointed Jefferies to serve as manager to the Fund (the "Manager"). The Fund participates in the trading and investment activities of the High Yield Department on an equivalent basis with Jefferies. To permit such participation, the Fund has been registered as a broker dealer under the Securities Exchange Act of 1934 and with the National Association of Securities Dealers.

        The Fund will be in effect until January 18, 2007, unless extended for up to three successive one-year terms by the vote of the Manager and a majority of the member interests.

        The Fund, in connection with its activities as a broker-dealer, does not hold funds or securities for customers. Accordingly, the computation for determination of reserve requirements pursuant to Rule 15c3-3 has been omitted.

        (A)     SECURITIES TRANSACTIONS

                The Fund records its securities transactions on a trade-date basis.

                Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions in the statement of earnings.

        (B)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                Substantially all of the Fund's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed and certain receivables, are carried at fair value or contracted amounts which approximate fair value due to the short period to maturity. Similarly, liabilities, including certain payables, are carried at amounts approximating fair value. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated by using various sources of information, including quoted prices for comparable securities.

        (C)     FEDERAL AND STATE INCOME TAXES

                Under current federal and applicable state limited liability company laws and regulations, limited liability companies are treated as partnerships for tax reporting purposes and, accordingly, are not subject to income taxes. Therefore, no provision for income taxes has been made in the Fund's financial statements. For tax purposes, income or losses are included in the tax returns of the members.

        (D)     CASH AND CASH EQUIVALENTS

                Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and generally mature within 90 days. At December 31, 2001 and 2000, such cash equivalents amounted to $48,001,486, and $36,701,946, respectively

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2001 and 2000


        (E)     CONTRIBUTIONS

                Capital contributions are recorded net of placement fees. Each member is charged a one-time placement fee of 1% of gross contributions.

        (F)     ALLOCATION OF INCOME AND EXPENSE

                Income and expense are allocated 100% to the members based on the pro rata share of their capital contributed to the Fund, until the total allocation equals the aggregate member preferred return of 8% of contributed capital. All remaining income and expense are allocated 80% to the members and 20% to the Manager.

        (G)     USE OF ESTIMATES

                Management of the Fund has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)     RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

        The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 2001 and 2000:

                                                                  2001                  2000
                                                                  ----                  ----
           Receivable from brokers and dealers:
       Securities borrowed                                    $ 2,478,144           $ 1,403,180
              Other                                             9,671,464            19,280,045
                                                             -----------------------------------
                                                               12,149,608            20,683,225
                                                             ===================================
        Payable to brokers and dealers - other                $17,893,470           $10,552,759
                                                             ===================================


        The Fund borrows securities to cover short sales, from which the Fund derives interest revenue. Receivable from, and payable to, brokers and dealers are with affiliates. See note 5.

(3)     SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

        The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2001 and 2000:

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2001 and 2000

     AT DECEMBER 31, 2001:                        SECURITIES              SECURITIES SOLD,
                                                     OWNED                NOT YET PURCHASED
                                             ----------------------     ---------------------
     Corporate debt securities             $        107,371,007                  1,293,968
     Corporate equity securities                     17,703,833                    358,320
                                             ----------------------     ---------------------

                                           $        125,074,840                  1,652,288
                                             ======================     =====================


     AT DECEMBER 31, 2000:                        SECURITIES              SECURITIES SOLD,
                                                     OWNED                NOT YET PURCHASED
                                             ----------------------     ---------------------
     Corporate debt securities              $        95,216,449                   6,764,985
     Corporate equity securities                     13,330,657                          --
                                             ----------------------     ---------------------
                                            $       108,547,106                   6,764,985
                                             ======================     =====================

(4)     REVOLVING CREDIT FACILITY

        On June 9, 2000, the Fund finalized a revolving credit facility to be used in connection with the Fund's investing activities. In June 2001, the Fund renewed this revolving credit facility agreement. At December 31, 2001 and 2000, $85,200,000 and $83,900,000, respectively were available under the terms of the revolving credit facility agreement. The revolving credit facility expires June 2002, but provides for annual extensions. Loans under this facility bear interest at 15 to 25 basis points plus LIBOR. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. For the years ended December 31, 2001 and 2000, the Fund was charged a liquidity fee of $321,290 and $180,035, respectively, and a program fee of $66,917 and $0, respectively, which are included in interest expense. At December 31, 2001 and 2000, there were no outstanding balances under the revolving credit facility.

        The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. At December 31, 2001 and 2000, the net unamortized costs of $547,192 and $650,387, respectively, are included in other assets. For the years ended December 31, 2001 and 2000, amortization expense of $106,463 and $63,452, respectively, is included in general and administrative expenses.

(5)     RELATED PARTY TRANSACTIONS

        At December 31, 2001 and 2000, members' capital included an investment in the Fund by Jefferies of $27,159,268 and $25,159,268, respectively. In 2000, Jefferies, in its capacity as Manager, contributed $1,000 of capital for the right to participate in 20% of the Fund's earnings in excess of an 8% preferred return paid to the members.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2001 and 2000


        At December 31, 2001 and 2000, receivable from brokers and dealers included $9,671,464 and $19,280,045, respectively, due from Jefferies and $2,478,144 and $1,403,180, respectively, due from Helfant Group, Inc. (formerly W&D Securities, Inc.), an affiliate of Jefferies.

        For the years ended December 31, 2001 and 2000, interest income included $50,461 and $106,688, respectively, of income received from Helfant Group, Inc. related to stock borrow transactions.

        At December 31, 2001 and 2000, payable to brokers and dealers included $17,893,470 and $10,552,759, respectively, due to Jefferies.

        At December 31, 2001 and 2000, payable to Jefferies of $901,859 and $1,365,589, respectively, is for amounts due for direct trading expenses and general and administrative expenses.

        For the years ended December 31, 2001 and 2000, principal transactions revenue is net of $9,916,512 and $7,891,447, respectively, in direct trading expenses paid to Jefferies.

        Jefferies, in its capacity as Manager, receives management fees equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased.

        Jefferies provides general and administrative services for the Fund and is reimbursed by the Fund. For the years ended December 31, 2001 and 2000, reimbursed expenses of $929,905 and $1,141,678, respectively, are included in general and administrative expenses.

        Placement fees of 1% of capital contributions are paid to Jefferies. For the years ended December 31, 2001 and 2000, a placement fee of $20,000 and $1,258,593, respectively, was paid. Additionally, for the year ended December 31, 2000, Jefferies was reimbursed by the Fund for syndication costs of $326,576. Capital contributions are recorded net of the placement fees.

(6)     FINANCIAL INSTRUMENTS

        (A)     OFF-BALANCE SHEET RISK

                The Fund has contractual commitments arising in the ordinary course of business for securities sold, not yet purchased. These financial instruments contain varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Fund's financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2001 and 2000


        (B)     CREDIT RISK

                In the normal course of business, the Fund is involved in the execution, settlement and financing of various principal securities transactions. Securities transactions are subject to the risk of counterparty nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date.

                The Fund seeks to control the risk associated with these transactions by establishing and monitoring collateral and transaction levels daily.

        (C)     CONCENTRATION OF CREDIT RISK

                The Fund's activities are executed exclusively with Jefferies. Concentrations of credit risk can be affected by changes in economic, industry or geographical factors. The Fund seeks to control its credit risk and the potential risk concentration through a variety of reporting and control procedures including those described in the preceding discussion of credit risk.

(7)     NET CAPITAL REQUIREMENT

        The Fund is subject to the Securities and Exchange Commission (SEC) Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Fund has elected to use the alternative method permitted by Rule 15c3-1, which requires that the Fund maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

        At December 31, 2001, the Fund had net capital of $74,494,304, which was $74,244,304 in excess of required net capital.


 (8)    SUBSEQUENT EVENTS

        On February 15, 2002, the Fund borrowed $16,400,000 under the revolving credit facility. Also on February 15, 2002, the Fund made a distribution of income to the Fund members of $40,462,320.

                                                  EXHIBIT INDEX

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

10.6 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated December 8, 1998 (filed as Exhibit 10.6 to the 1998 10-K).*

10.7 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.9 to the 2000 10-K).*

10.8 Form of First Amendment, dated as of August 10, 2001, to Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger.

10.9 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*








---------------------------
* Incorporated by reference.

10.10 Purchase Agreement among General Electric Capital Corporation, the Company, Charter National Life Insurance Company, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

10.11 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter National Life Insurance Company, Intramerica Life Insurance Company and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the 1997 10-K).*

10.12 Leucadia National Corporation Senior Executive Annual Incentive Bonus Plan (filed as Annex D to the 1997 Proxy Statement).*

10.13 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the 1998 10-K).*

10.14 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated as of December 30, 1999 (filed as Exhibit 10.16 to the 1999 10-K).*

10.15 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).*

10.16 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the 2000 10-K).*

10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit 10.18 to the 2000 10-K).*

10.18 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the 1993 10-K).*

10.19 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming.

10.20 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*

10.21 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg.

10.22 Commitment Letter dated February 26, 2001 among the Company, Berkshire Hathaway Inc., Berkadia LLC, The FINOVA Group Inc. and FINOVA Capital Corporation (filed as Exhibit 10.19 to the 2000 10-K).*

10.23 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the 2000 10-K).*

10.24 Leucadia National Corporation Guaranty to Fleet Securities, Inc., as administrative agent, and the lenders from time to time party to the Fleet Facility, dated as of August 21, 2001 (filed as Exhibit 4 to the Berkshire Schedule 13D).*









---------------------------
* Incorporated by reference.

10.25 Berkadia Management LLC Operating Agreement, dated August 21, 2001, by and between BH Finance LLC and WMAC Investment Corporation (filed as
       Exhibit 8 to the Berkshire Schedule 13D).*

10.26 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as
       Exhibit 10.J to the August 27, 2001 8-K).*

10.27 First Amended and Restated Berkadia LLC Operating Agreement, dated August 21, 2001, by and among BHF Berkadia Member Inc., WMAC Investment Corporation and Berkadia Management LLC (filed as Exhibit 11 to the Berkshire Schedule 13D).*

10.28 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001.

10.29 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001.

21     Subsidiaries of the registrant.

23.1 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No.
       33-61682), Form S-8 (File No. 33-61718) and Form S-8 (File No.
       333-51494).

23.2 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
       (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682),
       Form S-8 (No. 33-61718) and Form S-8 (No. 333-51494).

23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No.
       33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
       S-8 (No. 33-61718) and Form S-8 (No. 333-51494).**

23.4 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of The FINOVA Group Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No.
       33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
       S-8 (No. 33-61718) and Form S-8 (No. 333-51494).**





----------------------------------------------------------
* Incorporated by reference.

** Not currently available and will be filed by amendment.