Form 10-K/A
period 2000-12-31
LEUCADIA NATIONAL CORP
filed 2002-03-21
CIK 96223

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                        ________Amendment No. 1__________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x ].

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

                                EXPLANATORY NOTE


This Report on Form 10-K/A amends and restates in its entirety Item 14 of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2001:

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

               Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian
               M. Cumming (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).

               Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).

               Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).

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

               Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit 10.18 to the 2000 10-K).

               Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).

               Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).

               Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001 (filed as Exhibit 10.29 to the 2001 10-K).

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

--------
* Incorporated by reference.

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

         10.6     Deferred Compensation Agreement between the Company and Joseph
                  S. Steinberg dated December 8, 1998 (filed as Exhibit 10.6 to the 1998 10-K).*

         10.7 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit
                  10.9 to the 2000 10-K).*

         10.8 Form of First Amendment, dated as of August 10, 2001, to Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.8 to the 2001 10-K).*

         10.9 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

         10.10 Purchase Agreement among General Electric Capital Corporation, the Company, Charter National Life Insurance Company, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

         10.11 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter National Life Insurance Company, Intramerica Life Insurance Company and the Company, dated February 11, 1998 (filed as
                  Exhibit 10.16 to the 1997 10-K).*

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

--------
* Incorporated by reference.

         10.16    Deferred Compensation Agreement between the Company and Thomas
                  E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the 2000 10-K).*

         10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit
                  10.18 to the 2000 10-K).*

         10.18 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the 1993 10-K).*

         10.19 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.19 to the 2001 10-K).*

         10.20 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit
                  10.18 to the 1993 10-K).*

         10.21 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*

         10.22 Commitment Letter dated February 26, 2001 among the Company, Berkshire Hathaway Inc., Berkadia LLC, The FINOVA Group Inc. and FINOVA Capital Corporation (filed as Exhibit 10.19 to the 2000 10-K).*

         10.23 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the 2000 10-K).*

         10.24 Leucadia National Corporation Guaranty to Fleet Securities, Inc., as administrative agent, and the lenders from time to time party to the Fleet Facility, dated as of August 21, 2001 (filed as Exhibit 4 to the Schedule 13D filed with the SEC on August 28, 2001 in respect of Company Common Stock by Berkshire Hathaway Inc. et al. (the "Berkshire Schedule 13D")).*

         10.25 Berkadia Management LLC Operating Agreement, dated August 21, 2001, by and between BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 8 to the Berkshire Schedule
                  13D).*

         10.26 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the August 27, 2001 8-K).*

         10.27 First Amended and Restated Berkadia LLC Operating Agreement, dated August 21, 2001, by and among BHF Berkadia Member Inc., WMAC Investment Corporation and Berkadia Management LLC (filed as Exhibit 11 to the Berkshire Schedule 13D).*

         10.28    Deferred Compensation Agreement between the Company and Thomas
                  E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).*

         10.29 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001 (filed as Exhibit
                  10.29 to the 2001 10-K).*

--------
* Incorporated by reference.

         21       Subsidiaries of the registrant.

         23.1 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form
                  S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682),
                  Form S-8 (File No. 33-61718) and Form S-8 (File No. 333-51494)
                  (filed as Exhibit 23.1 to the 2001 10-K).*

         23.2 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                  (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                  33-61682), Form S-8 (No. 33-61718) and Form S-8 (No.
                  333-51494) (filed as Exhibit 23.2 to the 2001 10-K).*

         23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the consolidated financial statements of The FINOVA Group Inc. and the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                  S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form S-8
                  (No. 33-61718) and Form S-8 (No. 333-51494).

         (d)      Financial statement schedules.
                  -----------------------------

                  (1) Berkadia LLC combined financial statements as of December
                      31, 2001 and for the period from inception, February 26, 2001, to December 31, 2001.

                  (2) The FINOVA Group Inc. and subsidiaries consolidated
                      financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.

                  (3) Jefferies Partners Opportunity Fund II, LLC financial
                      statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 and for the period from date of funding, May 20, 1999 through December 31, 1999 (included in Item 14(d) to the 2001 10-K).*



--------
* Incorporated by reference.

                                    SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEUCADIA NATIONAL CORPORATION


March 21, 2002                    By:  /s/ Barbara L. Lowenthal
                                     -----------------------------------
                                           Barbara L. Lowenthal
                                           Vice President and Comptroller

FINANCIAL STATEMENTS

Berkadia LLC (a joint venture between Berkshire
Hathaway Inc. and Leucadia National Corporation)
Year ended December 31, 2001

                                  Berkadia LLC

                              Financial Statements


                          Year ended December 31, 2001




                                    Contents

Report of Independent Auditors.............................................2

Audited Financial Statements

Balance Sheet..............................................................3
Statement of Operations and Changes in Members' Equity.....................4
Statement of Cash Flows....................................................5
Notes to Financial Statements..............................................6

                         Report of Independent Auditors


The Members of Berkadia LLC

We have audited the accompanying balance sheet of Berkadia LLC (the "Company") as of December 31, 2001, and the related statements of operations and changes in members' equity and cash flows for the period from February 26, 2001 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkadia LLC at December 31, 2001 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP

March 1, 2002

                                  Berkadia LLC

                                  Balance Sheet

                                December 31, 2001

                                 (In thousands)


ASSETS
Cash                                                              $         1
Equity investment in FINOVA shares                                          -
Loan receivable due from FINOVA, net of discount                    4,631,476
Interest and facility fee receivable                                   15,244
                                                                  -----------

       Total assets                                               $ 4,646,721
                                                                  ===========


LIABILITIES & MEMBERS' ACCUMULATED DEFICIT
Liabilities:
Long-term debt                                                    $ 4,900,000
Interest and facility fee payable                                       8,486
                                                                  -----------

       Total liabilities                                            4,908,486

Members' accumulated deficit                                         (261,765)
                                                                  -----------

           Total liabilities and members' accumulated deficit     $ 4,646,721
                                                                  ===========



See accompanying notes to financial statements.

                                  Berkadia LLC

             Statement of Operations and Changes in Members' Equity

           For the Period from February 26, 2001 to December 31, 2001

                                 (In thousands)


Revenue
   Interest income and amortization of loan discount                  $ 136,734
                                                                      ---------

       Total revenue                                                    136,734

Expenses
   Equity loss in FINOVA                                                188,800
   Interest expense                                                      57,990
                                                                      ---------

       Total expenses                                                   246,790
                                                                      ---------

Net loss                                                               (110,056)

Members' equity, beginning of period                                          -

Distributions to members                                               (151,709)
                                                                      ---------

Members' accumulated deficit, December 31, 2001                       $(261,765)
                                                                      =========



See accompanying notes to financial statements.

                                  Berkadia LLC

                             Statement of Cash Flows

           For the Period from February 26, 2001 to December 31, 2001

                                 (In thousands)

Net cash flows from operating activities
Net loss                                                                                $  (110,056)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Equity loss in FINOVA                                                                    188,800
   Amortization of loan discount                                                            (40,276)
   Net change in:
       Receivables                                                                          (15,244)
       Payables                                                                               8,486
                                                                                        -----------

   Net cash provided by operating activities                                                 31,710

Net cash flows from investing activities
Loan to FINOVA, net                                                                      (5,480,000)
Loan repayment from FINOVA                                                                  700,000
                                                                                        -----------

   Net cash used by investing activities                                                 (4,780,000)

Net cash flows from financing activities
Issuance of long-term debt                                                                5,600,000
Repayment of long-term debt                                                                (700,000)
Distributions to members                                                                   (151,709)
                                                                                        -----------

   Net cash provided by financing activities                                              4,748,291
                                                                                        -----------

Net increase in cash                                                                              1
Cash and cash equivalents at beginning of period                                                  -
                                                                                        -----------

Cash and cash equivalents at December 31, 2001                                          $         1
                                                                                        ===========

Supplemental disclosure of noncash investing activities
Allocation of loan receivable due from FINOVA to equity investment in FINOVA shares
                                                                                        $   188,800
                                                                                        ===========

See accompanying notes to financial statements.

                                  Berkadia LLC

                        Notes to the Financial Statements

                                December 31, 2001


1.       Formation and Nature of Operations

Berkadia LLC (the "Company") was formed on February 26, 2001 as a joint venture between Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"). Berkshire and Leucadia, and their respective wholly owned affiliates who hold the interests in the Company, are referred to as the "Members". The principal business purpose of the Company was to fulfill its commitment to lend up to $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation ("FINOVA Capital"), the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. On August 10, 2001, the bankruptcy court confirmed the chapter 11 reorganization plan for the FINOVA companies (the "Plan"). On August 21, 2001, the effective date of the Plan, the Company lent $5,600,000,000 par amount on a senior secured basis to FINOVA Capital (the "Berkadia Loan") and received 61,020,581 newly issued shares of common stock of FINOVA (the "Shares"), representing 50% of the outstanding stock of FINOVA. The Berkadia Loan is collateralized by substantially all of the assets of FINOVA and its subsidiaries and guaranteed by FINOVA and substantially all of the subsidiaries of FINOVA. The Company borrowed the entire amount required to finance the Berkadia Loan from a consortium of lenders led by Fleet Bank (the "Fleet Loan"). The Fleet Loan is guaranteed, 90% by Berkshire Hathaway and 10% by Leucadia (with Leucadia's guarantee being secondarily guaranteed by Berkshire), and is also secured by the Company's pledge of the Berkadia Loan.

The Company was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the commitment in February 2001, and a $60,000,000 funding fee upon funding of the Berkadia Loan on August 21, 2001. Under the operating agreement governing the Company, Berkshire and Leucadia share equally in the commitment fee, funding fee and any proceeds realized from the Shares. All income related to the Berkadia Loan, after payment of interest on the Fleet Loan, is allocated 90% to Berkshire and 10% to Leucadia. To date, all cash received by the Company, after payment of any financing costs, has been distributed to the Members. In addition, FINOVA Capital has reimbursed the Company and the Members, for all fees and expenses incurred in connection with the their commitments. Fees reimbursed to the Company aggregated $11,950,000 during 2001.

                                  Berkadia LLC

                        Notes to the Financial Statements

                                December 31, 2001


1.       Formation and Nature of Operations (continued)

The Members have not contributed any equity capital to the Company, and the Company does not currently anticipate that any capital contributions will be required in the future. Should any amounts become due and payable under the Fleet Loan, and if the Company does not have sufficient liquidity to meet those obligations, then the Members would be required to make capital contributions in amounts sufficient to satisfy the Company's obligations under the Fleet Loan. Such capital contributions would be made 90% by Berkshire and 10% by Leucadia. Decisions concerning the management of the business and affairs of the Company generally require the consent of all Members. However, Berkshire makes any and all decisions with respect to the Berkadia Loan in its sole and absolute discretion.

Upon FINOVA's emergence from Bankruptcy, each of Berkshire and Leucadia designated two persons to serve on FINOVA's reconstituted board of directors. From and after the effective date of the Plan, the Company, Berkshire and Leucadia are not entitled to designate FINOVA board members. Pursuant to the terms of its operating agreement, Berkadia will vote the Shares as unanimously agreed to by its Members. However, if the Members are unable to agree, then Berkadia will vote one-half of the Shares as directed by Berkshire and one-half of the Shares as directed by Leucadia.

2.       Significant Accounting Policies

(a) Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Loan Receivable from FINOVA: The Berkadia Loan is carried net of unamortized discount related to the commitment fee, the funding fee and the amount of the Berkadia Loan allocated to Berkadia's investment in the Shares. The discount will be accreted into investment income over the life of the Berkadia Loan under the effective interest method. As of December 31, 2001, a reserve for losses on the Berkadia Loan was not deemed necessary.

                                  Berkadia LLC

                        Notes to the Financial Statements

                                December 31, 2001


2.       Significant Accounting Policies (continued)

(c) Investment in FINOVA Shares: Berkadia accounts for its investment in the Shares under the equity method. Under the equity method, Berkadia recognizes its proportionate share of FINOVA's net income or loss. As of September 30, 2001, application of the equity method was suspended after operating losses of FINOVA reduced the carrying amount of Berkadia's equity interest in FINOVA to zero.

(d) Income taxes: The Company does not file an income tax return. Each Member is responsible for the tax liability, if any, deriving from the taxable income allocated to such Member. Accordingly, no provision for income taxes has been reflected in these financial statements.

3.       Berkadia Loan

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate plus 2.25%. All unpaid principal and accrued interest is due at maturity on August 20, 2006. For the period ended December 31, 2001, the weighted average interest rate was 5.06%. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the assets of FINOVA and its subsidiaries.

The terms of the Berkadia Loan permit FINOVA to retain a reserve of cash and cash equivalents in an amount not to exceed the sum of (a) 125% of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter, (e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness that will, by their terms, become due and payable in cash during the next fiscal quarter, and (f) such other reserves as are necessary in FINOVA's good faith judgment and as approved in advance by the Company for the operations of FINOVA. Any amount in excess of the cash reserve is paid to the Company to reduce the principal amount of the loan on a quarterly basis. For the quarter ended September 30, 2001, FINOVA determined that the amount in excess of the cash reserve totaled $700,000,000, and such amount was repaid to the Company on October 9, 2001. In January 2002, the Company received $500,000,000 of additional principal payments from FINOVA. In February 2002, with the consent of the Company, FINOVA prepaid $500,000,000 of additional principal on the Berkadia Loan.

                                  Berkadia LLC

                        Notes to the Financial Statements

                                December 31, 2001


3.       Berkadia Loan (continued)

The terms of the Berkadia Loan agreement require FINOVA to maintain at all times, a ratio of Collateral Value (as defined in the Berkadia Loan agreement) to the loan balance of not less than 1.25 to 1. As of December 31, 2001, FINOVA was in compliance with this covenant.

4.       Investment in FINOVA Shares

At the effective date of the Plan, the Company transferred $5,540,000,000 in cash to FINOVA Capital, representing the $5,600,000,000 loan reduced by the funding fee of $60,000,000. As indicated above, in exchange for these funds, the Company received a $5,600,000,000 note from FINOVA Capital and the FINOVA Shares. The Company allocated the $5,540,000,000 cash transferred, reduced further by the $60,000,000 commitment fee, between its investment in the Berkadia Loan and the Shares, based upon the respective relative fair values of the Berkadia Loan and the Shares. As a result, the Berkadia Loan was recorded at an initial value of $5,291,200,000, which is net of a discount related to the commitment and funding fees of $120,000,000 and the cost allocated to the Shares of $188,800,000.

As discussed in Note 2, the Company accounted for its investment in the Shares pursuant to the equity method. Principally as a result of the terrorist attacks on September 11, 2001, FINOVA recorded substantial operating losses. The Company's share of those losses reduced its investment in the Shares to zero.

The following table provides certain summarized data with respect to FINOVA at December 31, 2001 and for the period from the effective date of the Plan through December 31, 2001.

                                                         FINOVA
                                                 -------------------------
                                                     (in thousands)

     Assets                                           $     6,504,025
     Liabilities                                      $     7,624,594
     Net deficit                                      $    (1,120,569)
     Total revenues                                   $       191,779
     Net loss                                         $    (1,142,300)

                                  Berkadia LLC

                        Notes to the Financial Statements

                                December 31, 2001


5.       Fleet Loan

The Fleet Loan bears interest payable monthly, at a rate generally equal to the cost of funds for the lenders' conduit facilities plus 0.25%. The lenders' cost of funds rate is expected to be substantially equal to the Eurodollar Rate that is used to determine the interest rate on the Berkadia Loan. For the period ended December 31, 2001, the weighted average interest rate was 3.04%. All unpaid principal and accrued interest is due at maturity on August 20, 2006.

Pursuant to the Fleet Loan agreement, any principal payments received by the Company on the Berkadia Loan must be used to make principal payments on the Fleet Loan. The Fleet Loan agreement restricts the Company's ability to incur additional indebtedness, liens or to make other investments, which restrictions are consistent with the business purpose and operations of the Company. The Berkadia Loan is pledged as collateral to secure the Fleet Loan. In addition, if the asset value of FINOVA (as defined in the Fleet Loan agreement) is not equal to at least 1.2 times the Fleet Loan balance as of the end of any month, then the Company is required to pay principal on the Fleet Loan in an amount that is sufficient to comply with this ratio. As of December 31, 2001, the asset value of FINOVA was greater than 1.2 times the Fleet Loan balance.

6.       Members' Capital

For the period ended December 31, 2001, the Company distributed substantially all of its available cash to its Members, aggregating $151,709,000. Of this amount, $88,536,000 was distributed to Berkshire Members and $63,173,000 to Leucadia Members.

Report of Independent Auditors

The Board of Directors and Shareowners of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related statements of consolidated operations, shareowners' equity and cash flows for the four month period ended December 31, 2001, the eight month period ended August 31, 2001, and each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of The FINOVA Group Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their consolidated operations and their cash flows for the four month period ended December 31, 2001, the eight month period ended August 31, 2001, and each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Note A "Nature of Operations and Chapter 11 Reorganization," since emerging from bankruptcy on August 21, 2001, the Company has incurred substantial operating losses and has a negative net worth as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Phoenix, Arizona
March 1, 2002

                             THE FINOVA GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31,
                            (Dollars in thousands)

                                                                             Reorganized  Predecessor
                                                                               Company      Company
                                                                                2001         2000
                                                                             -----------  -----------
ASSETS
Cash and cash equivalents................................................... $ 1,027,241  $   699,228
Financing Assets:
Loans and other financing contracts, net....................................   5,020,426    7,835,698
Direct financing leases.....................................................     354,958      557,471
Leveraged leases............................................................     196,813      803,581
                                                                             -----------  -----------
Total financing assets......................................................   5,572,197    9,196,750
Less reserve for credit losses..............................................  (1,019,878)    (578,750)
                                                                             -----------  -----------
Net financing assets........................................................   4,552,319    8,618,000
                                                                             -----------  -----------
Other Financial Assets:
Assets held for sale........................................................     420,025      421,956
Operating leases............................................................     190,925      561,698
Assets held for the production of income....................................     151,872      235,170
Investments.................................................................     116,745      285,934
Net assets of discontinued operations.......................................                1,162,223
                                                                             -----------  -----------
Total other financial assets................................................     879,567    2,666,981
                                                                             -----------  -----------
Total Financial Assets......................................................   5,431,886   11,284,981
Other assets................................................................      44,898       59,460
Goodwill, net of accumulated amortization...................................                   45,417
                                                                             -----------  -----------
                                                                             $ 6,504,025  $12,089,086
                                                                             ===========  ===========
LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
Berkadia Loan............................................................... $ 4,900,000  $
Senior debt--Reorganized Company (principal amount due of $3.25 billion)....   2,489,082
Senior debt--Predecessor Company............................................               10,997,687
                                                                             -----------  -----------
Total debt..................................................................   7,389,082   10,997,687
Accounts payable and accrued expenses.......................................     223,155      257,713
Deferred income taxes, net..................................................      12,357       49,202
                                                                             -----------  -----------
Total Liabilities...........................................................   7,624,594   11,304,602
                                                                             -----------  -----------
Commitments and contingencies...............................................
Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust solely holding convertible debentures of FINOVA, net of
  expenses ("TOPrS")........................................................                  111,550
Shareowners' Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000
  and 64,849,000 shares issued, respectively................................       1,259          648
Additional capital..........................................................      16,928    1,107,575
Accumulated deficit.........................................................  (1,142,300)    (283,435)
Accumulated other comprehensive income......................................       4,080       15,154
Common stock in treasury, 3,832,000 and 3,554,000 shares, respectively......        (536)    (167,008)
                                                                             -----------  -----------
Total Shareowners' Equity...................................................  (1,120,569)     672,934
                                                                             -----------  -----------
                                                                             $ 6,504,025  $12,089,086
                                                                             ===========  ===========

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Dollars in thousands, except per share data)

                                                        Reorganized            Predecessor Company
                                                          Company    --------------------------------------
                                                        Four Months  Eight Months  Years Ended December 31,
                                                           Ended         Ended     ------------------------
                                                       Dec. 31, 2001 Aug. 31, 2001    2000         1999
                                                       ------------- ------------- -----------  -----------
Revenues:
Interest income....................................... $    131,710   $   400,764  $   831,594  $   707,730
Rental income.........................................       18,791        52,067       95,018       96,241
Operating lease income................................       18,098        51,068      105,457      114,083
Fees and other income.................................       23,180        70,461      117,590       98,577
                                                       ------------   -----------  -----------  -----------
Total Revenues........................................      191,779       574,360    1,149,659    1,016,631
                                                       ------------   -----------  -----------  -----------
Expenses:
Interest expense......................................      178,374       436,445      628,839      465,256
Operating lease and other depreciation................       24,010        59,882       65,919       67,835
Provision for credit losses...........................      777,500       230,772      643,000       22,390
Net loss (gain) on financial assets...................      281,608       320,934      168,589      (67,886)
Operating expenses....................................       71,795       134,074      399,412      168,697
Net reorganization expense............................                     46,527
                                                       ------------   -----------  -----------  -----------
Total Expenses........................................    1,333,287     1,228,634    1,905,759      656,292
                                                       ------------   -----------  -----------  -----------

(Loss) income from continuing operations before
  income taxes and preferred dividends                   (1,141,508)     (654,274)    (756,100)     360,339
Income tax (expense) benefit..........................         (792)        2,765      213,173     (138,316)
                                                       ------------   -----------  -----------  -----------
(Loss) income from continuing operations before
  preferred dividends.................................   (1,142,300)     (651,509)    (542,927)     222,023
Preferred dividends, net of tax.......................                      3,074        3,782        3,782
                                                       ------------   -----------  -----------  -----------
(Loss) income from continuing operations..............   (1,142,300)     (654,583)    (546,709)     218,241
Discontinued operations, net of tax benefit
  (expense) of ($1,359), $18,198 and $1,998...........                      2,980      (55,397)      (2,997)
Net loss on disposal of operations, net of tax benefit
  of $0 and $150,664..................................                    (17,997)    (337,711)
                                                       ------------   -----------  -----------  -----------
(Loss) income before extraordinary item...............   (1,142,300)     (669,600)    (939,817)     215,244
Extraordinary item-gain on debt discharge.............                     28,750
                                                       ------------   -----------  -----------  -----------
Net (Loss) Income..................................... $ (1,142,300)  $  (640,850) $  (939,817) $   215,244
                                                       ============   ===========  ===========  ===========

Basic (loss) earnings per share:
(Loss) income from continuing operations.............. $      (9.36)  $    (10.28) $     (8.96) $      3.64
Loss from discontinued operations.....................                      (0.23)       (6.45)       (0.05)
Extraordinary item....................................                       0.45
                                                       ------------   -----------  -----------  -----------
Net (loss) earnings per share......................... $      (9.36)  $    (10.06) $    (15.41) $      3.59
                                                       ------------   -----------  -----------  -----------
Adjusted weighted average shares outstanding..........  122,041,000    63,677,000   60,994,000   59,880,000
                                                       ============   ===========  ===========  ===========
Diluted (loss) earnings per share:
(Loss) income from continuing operations.............. $      (9.36)  $    (10.28) $     (8.96) $      3.45
Loss from discontinued operations.....................                      (0.23)       (6.45)       (0.04)
Extraordinary item....................................                       0.45
                                                       ------------   -----------  -----------  -----------
Net (loss) earnings per share......................... $      (9.36)  $    (10.06) $    (15.41) $      3.41
                                                       ------------   -----------  -----------  -----------
Adjusted weighted average shares outstanding..........  122,041,000    63,677,000   60,994,000   64,300,000
                                                       ============   ===========  ===========  ===========
Dividends per common share............................ $              $            $      0.54  $      0.68
                                                       ============   ===========  ===========  ===========

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Dollars in thousands)

                                                                               Reorganized
                                                                                 Company
                                                                               Four Months
                                                                                  Ended
                                                                              Dec. 31, 2001
                                                                              -------------
Operating Activities:
Net (loss) income............................................................  $(1,142,300)
Extraordinary item--gain on debt discharge...................................
Discontinued operations, net of tax..........................................
Net loss on disposal of operations, net of tax...............................
                                                                               -----------
(Loss) income from continuing operations.....................................   (1,142,300)
Adjustments to reconcile (loss) income from continuing operations to net cash (used) provided by continuing operations:
   Net adjustment to assets & liabilities related to Fresh- Start Reporting..
   Provision for credit losses...............................................      777,500
   Net cash gain on disposal of financial assets.............................      (35,906)
   Non-cash charge-offs of financial assets..................................      317,514
   Non-cash reorganization items.............................................
   Depreciation and amortization.............................................       25,625
   Impairment charge-off of goodwill.........................................
   Deferred income taxes, net................................................        2,401
   Other amortization........................................................        7,666
Change in assets and liabilities, net of effects from companies purchased:
   Decrease (increase) in other assets.......................................       17,337
   Increase (decrease) in accounts payable and accrued expenses..............       26,945
                                                                               -----------
Net Cash (Used) Provided by Continuing Operating Activities..................       (3,218)
                                                                               -----------

Investing Activities:
Proceeds from disposals of leases and other owned assets.....................      169,896
Proceeds from sales of investments...........................................       40,698
Proceeds from sales of financial assets......................................       15,473
Proceeds from securitizations................................................
Collections from financial assets............................................      901,385
Expenditures for financial assets............................................     (326,547)
Acquisitions, net of cash received...........................................
Recoveries of loans previously written off...................................       21,729
                                                                               -----------
Net Cash Provided (Used) by Investing Activities.............................      822,634
                                                                               -----------

Financing Activities:
Proceeds from draw down on backup facilities.................................
Net change in commercial paper and short-term borrowings.....................
Proceeds from issuance of term notes.........................................
Repayments of term notes.....................................................
Proceeds from Berkadia Loan..................................................
Repayments of Berkadia Loan..................................................     (700,000)
Repayments of indebtedness subject to chapter 11 proceedings.................
Proceeds from exercise of stock options......................................
Common stock purchases for treasury..........................................
Dividends....................................................................
                                                                               -----------
Net Cash (Used) Provided by Financing Activities.............................     (700,000)
                                                                               -----------

Net Cash Provided (Used) by Discontinued Operations..........................
                                                                               -----------

Increase in Cash and Cash Equivalents........................................      119,416

Cash and Cash Equivalents, Beginning of Period...............................      907,825
                                                                               -----------

Cash and Cash Equivalents, End of Period.....................................  $ 1,027,241
                                                                               ===========

                                                                                        Predecessor Company
                                                                              --------------------------------------
                                                                              Eight Months  Years Ended December 31,
                                                                                  Ended     ------------------------
                                                                              Aug. 31, 2001    2000         1999
                                                                              ------------- -----------  -----------
Operating Activities:
Net (loss) income............................................................  $  (640,850) $  (939,817) $   215,244
Extraordinary item--gain on debt discharge...................................      (28,750)
Discontinued operations, net of tax..........................................       (2,980)      55,397        2,997
Net loss on disposal of operations, net of tax...............................       17,997      337,711
                                                                               -----------  -----------  -----------
(Loss) income from continuing operations.....................................     (654,583)    (546,709)     218,241
Adjustments to reconcile (loss) income from continuing operations to net cash (used) provided by continuing operations:
   Net adjustment to assets & liabilities related to Fresh- Start Reporting..       62,851
   Provision for credit losses...............................................      230,772      643,000       22,390
   Net cash gain on disposal of financial assets.............................      (48,679)     (62,592)     (70,633)
   Non-cash charge-offs of financial assets..................................      369,613      231,181        2,613
   Non-cash reorganization items.............................................       44,386
   Depreciation and amortization.............................................       66,104       89,607       89,854
   Impairment charge-off of goodwill.........................................                   193,337
   Deferred income taxes, net................................................       (7,195)    (374,800)     114,886
   Other amortization........................................................       16,427       43,790       21,195
Change in assets and liabilities, net of effects from companies purchased:
   Decrease (increase) in other assets.......................................     (139,822)      29,473       34,051
   Increase (decrease) in accounts payable and accrued expenses..............     (102,535)      (9,960)      (2,778)
                                                                               -----------  -----------  -----------
Net Cash (Used) Provided by Continuing Operating Activities..................     (162,661)     236,327      429,819
                                                                               -----------  -----------  -----------

Investing Activities:
Proceeds from disposals of leases and other owned assets.....................       59,857      112,556      132,958
Proceeds from sales of investments...........................................       60,781      147,672       61,378
Proceeds from sales of financial assets......................................      329,085      110,676      504,138
Proceeds from securitizations................................................                   302,751
Collections from financial assets............................................    1,911,044    1,963,831    2,538,862
Expenditures for financial assets............................................     (591,723)  (2,982,158)  (4,771,253)
Acquisitions, net of cash received...........................................                                (85,278)
Recoveries of loans previously written off...................................        4,964        1,018        1,830
                                                                               -----------  -----------  -----------
Net Cash Provided (Used) by Investing Activities.............................    1,774,008     (343,654)  (1,617,365)
                                                                               -----------  -----------  -----------

Financing Activities:
Proceeds from draw down on backup facilities.................................                 4,690,990
Net change in commercial paper and short-term borrowings.....................                (3,876,971)    (305,030)
Proceeds from issuance of term notes.........................................                   225,000    3,443,592
Repayments of term notes.....................................................                (1,446,800)    (809,245)
Proceeds from Berkadia Loan..................................................    5,600,000
Repayments of Berkadia Loan..................................................
Repayments of indebtedness subject to chapter 11 proceedings.................   (7,827,398)
Proceeds from exercise of stock options......................................                       171       27,689
Common stock purchases for treasury..........................................                                (89,272)
Dividends....................................................................                   (33,084)     (40,835)
                                                                               -----------  -----------  -----------
Net Cash (Used) Provided by Financing Activities.............................   (2,227,398)    (440,694)   2,226,899
                                                                               -----------  -----------  -----------

Net Cash Provided (Used) by Discontinued Operations..........................      824,648    1,146,905     (988,527)
                                                                               -----------  -----------  -----------

Increase in Cash and Cash Equivalents........................................      208,597      598,884       50,826

Cash and Cash Equivalents, Beginning of Period...............................      699,228      100,344       49,518
                                                                               -----------  -----------  -----------

Cash and Cash Equivalents, End of Period.....................................  $   907,825  $   699,228  $   100,344
                                                                               ===========  ===========  ===========

                             THE FINOVA GROUP INC.


Supplemental Disclosure

As part of the consideration for the $5.6 billion senior secured loan received from Berkadia, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA's shares outstanding after giving effect to the implementation of the Plan.

In accordance with the Plan, holders of FINOVA's unsecured indebtedness received a cash payment equal to 70% of their unsecured claim and New Senior Notes having an aggregate principal amount equal to the remaining 30% of the unsecured claim. This resulted in a non-cash exchange of $3.22 billion of old senior notes or other debt for $3.22 billion in New Senior Notes. Holders of TOPrS received a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS and New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS. This resulted in a non-cash exchange of the TOPrS for New Senior Notes in the amount of $25.9 million and a non-cash extraordinary gain on debt discharge in the amount of $28.8 million. The New Senior Notes are shown on the balance sheet at $2.49 billion in accordance with Fresh-Start Reporting (See Note C "Fresh-Start Reporting"), but FINOVA's repayment obligation is $3.25 billion.

For the four months ended December 31, 2001, FINOVA received income tax refunds of approximately $1.6 million, and for the eight months ended August 31, 2001, paid income taxes of approximately $5.7 million. No income tax was paid in 2000 and in 1999, income tax paid was approximately $6.0 million.

FINOVA paid interest of $138.0 million for the four months ended December 31, 2001 and $535.4 million for the eight months ended August 31, 2001. Interest of $767.2 million and $521.9 million was paid for the years ended December 31, 2000 and 1999, respectively.

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.
                STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY
                            (Dollars in thousands)

                                                                                       Accumulated
                                                                         Accumulated      Other      Common       Total
                                                     Common Additional    (Deficit)   Comprehensive Stock in   Shareowners'
                                                     Stock   Capital       Income        Income     Treasury      Equity
                                                     ------ -----------  -----------  ------------- ---------  ------------
Balance, January 1, 1999 (Predecessor)               $  585 $   765,050  $   515,057    $    686    $(114,147) $ 1,167,231
                                                     ------ -----------  -----------    --------    ---------  -----------
Comprehensive income:
  Net income........................................                         215,244                               215,244
  Net change in unrealized holding gains (losses)...                                      37,054                    37,054
  Net change in foreign currency translation........                                      (3,928)                   (3,928)

                                                                                                               -----------
   Comprehensive income.............................                                                               248,370

                                                                                                               -----------
Net change in unamortized amount of restricted stock
 and other..........................................             (4,825)                                            (4,825)
Issuance of common stock............................     63     354,960                                            355,023
Dividends...........................................                         (40,835)                              (40,835)
Purchase of shares..................................                                                  (89,272)     (89,272)
Shares used in connection with employee benefit
 plans..............................................             (5,664)                               33,353       27,689
                                                     ------ -----------  -----------    --------    ---------  -----------
Balance, December 31, 1999 (Predecessor)............    648   1,109,521      689,466      33,812     (170,066)   1,663,381
                                                     ------ -----------  -----------    --------    ---------  -----------
Comprehensive loss:
  Net loss..........................................                        (939,817)                             (939,817)
  Net change in unrealized holding gains (losses)...                                     (22,709)                  (22,709)
  Net change in foreign currency translation........                                       4,051                     4,051

                                                                                                               -----------
   Comprehensive loss...............................                                                              (958,475)

                                                                                                               -----------
Net change in unamortized amount of restricted stock
 and other..........................................                941                                                941
Dividends...........................................                         (33,084)                              (33,084)
Shares used in connection with employee benefit
 plans..............................................             (2,887)                                3,058          171
                                                     ------ -----------  -----------    --------    ---------  -----------
Balance, December 31, 2000 (Predecessor)............    648   1,107,575     (283,435)     15,154     (167,008)     672,934
                                                     ------ -----------  -----------    --------    ---------  -----------
Comprehensive loss:
  Net loss before reorganization and fresh-start
   reporting........................................                        (597,085)                             (597,085)
  Net change in unrealized holding gains (losses)...                                     (19,000)                  (19,000)
  Net change in foreign currency translation........                                        (540)                     (540)

                                                                                                               -----------
   Comprehensive loss...............................                                                              (616,625)

                                                                                                               -----------
Net change in unamortized amount of restricted stock
 and other..........................................             11,956                                             11,956
Shares cancelled from employee benefit plans........                                                  (11,263)     (11,263)
Effect of reorganization and fresh-start reporting..    611  (1,102,631)     880,520       4,386      177,735      (39,379)
                                                     ------ -----------  -----------    --------    ---------  -----------
Balance, August 31, 2001 (Reorganized)..............  1,259      16,900                                  (536)      17,623
                                                     ------ -----------  -----------    --------    ---------  -----------
Comprehensive loss:.................................
  Net loss..........................................                      (1,142,300)                           (1,142,300)
  Net change in unrealized holding gains (losses)...                                       6,999                     6,999
  Net change in foreign currency translation........                                      (2,919)                   (2,919)
                                                                                                               -----------
   Comprehensive loss...............................                                                            (1,138,220)
                                                                                                               -----------
Other...............................................                 28                                                 28
                                                     ------ -----------  -----------    --------    ---------  -----------
Balance, December 31, 2001 (Reorganized)............ $1,259 $    16,928  $(1,142,300)   $  4,080    $    (536) $(1,120,569)
                                                     ====== ===========  ===========    ========    =========  ===========

                See notes to consolidated financial statements.

                             THE FINOVA GROUP INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
            (Dollars in thousands in tables, except per share data)

A.  Nature of Operations and Chapter 11 Reorganization

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively "FINOVA" or the "Company"), including FINOVA Capital Corporation and its subsidiaries ("FINOVA Capital"). FINOVA Group is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954. FINOVA is a Delaware corporation, incorporated in 1991.

The Company's current business activities are limited to maximizing the value of its portfolio through the orderly collection of its receivables. These activities include continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships and restructure or terminate other relationships. FINOVA is no longer engaged in any new lending activities, except to honor previously existing customer commitments. Any cash generated from these activities in excess of cash reserves permitted in the Company's debt agreements is used to pay down FINOVA's obligations to its creditors. Operations have been restructured to more efficiently manage these collection efforts. The Company will consider the sale of certain portfolios if buyers can be found at appropriate prices.

To facilitate the orderly collection of its remaining asset portfolios, FINOVA has combined its former operating segments into one operating unit. As a result of this combination, elimination of new business activities and reductions in its asset portfolios, FINOVA has significantly reduced its work force. As of December 31, 2001, the Company had 497 employees compared to 1,098 and 1,465 at December 31, 2000 and 1999, respectively.

On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment with Berkadia LLC ("Berkadia"), an entity jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), pursuant to which Berkadia committed to lend the Company $6 billion to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries.

As contemplated in the commitment with Berkadia, on March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the "Debtors") filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA's Third Amended and Restated Joint Plan of Reorganization (the "Plan"), pursuant to which the Debtors restructured their debt, effective August 21, 2001 (the "Effective Date").

Upon emergence from bankruptcy, the Company adopted Fresh-Start Reporting, which has resulted in the consolidated financial statements for the periods subsequent to August 31, 2001 (the "Reorganized Company") not being comparable to those of the Company for periods prior to August 31, 2001 (the "Predecessor Company"). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Going Concern

Inadequate access to new capital and a prolonged weakening of the U.S. economy have had an increasingly negative impact on FINOVA. The terrorist attacks on September 11 accelerated this trend and further deteriorated the quality of assets. The Company estimated the impact of the terrorist attacks as of September 30, 2001, resulting in charges to provide additional loss reserves and to write down various owned assets, all of

                             THE FINOVA GROUP INC.

which resulted in a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company's ability to realize the value of its portfolio, including aircraft. Unless the Company's current financial condition significantly improves, it is highly unlikely the Company will be able to repay the New Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Chapter 11 Reorganization

The following is a brief overview of the provisions of the Plan. This overview should be read in conjunction with the Plan, which is incorporated by reference in FINOVA's Current Reports on Form 8-K, filed on June 22, 2001 and August 10, 2001, Exhibits 2.A and 2.B, respectively.

Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of 7.5% Senior Secured Notes maturing in 2009 (the "New Senior Notes") were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA shares outstanding after giving effect to implementation of the Plan.

Under the Plan, holders of allowed unsecured claims against FINOVA Capital generally received (a) a cash payment equal to 70% of the general unsecured claims against FINOVA Capital (not including pre-petition or post-petition interest), (b) a cash payment equal to the amount of accrued and unpaid pre-petition and post-petition interest on those general unsecured claims and
(c) New Senior Notes having an aggregate principal amount equal to 30% of those general unsecured claims (not including pre-petition and post-petition interest). Claims from holders of the 51/2% Convertible Trust Originated Preferred Securities (the "TOPrS") issued by FINOVA Finance Trust received (a) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (b) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (c) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). FINOVA's subordinated debentures related to the TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan. Upon implementation of the Plan, FINOVA Capital's debt was no longer publicly held, and it ceased to be a public company.

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the "Credit Agreement")), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) (the "Guarantors") have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors' assets.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture governing the New Senior Notes (the "Indenture"), at a fixed interest rate of 7.5% per annum. FINOVA's obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes") and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority

                             THE FINOVA GROUP INC.

lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital's direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Intercompany Notes. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is paid.

Because virtually all of the Company's assets are pledged to secure the obligations under the Berkadia Loan and Intercompany Notes, FINOVA's ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion in cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company's debts if necessary. These restrictions also apply to the shareowner payments noted below.

If payment in full is made of the outstanding principal of the New Senior Notes and payments are made to FINOVA common shareowners in an aggregate amount equal to 5.263% (5%/95% as noted above) of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $100 million (as such amount may be reduced to reflect a decrease in the principal amount of New Senior Notes outstanding as a result of repurchases by FINOVA) and five percent (5%) of such remaining available cash will be used for distributions to and/or repurchases of stock from common shareowners, if those payments can be made to shareowners, as noted above. Contingent interest payments will terminate in 2016. FINOVA's obligation to make the contingent interest payments is not secured.

Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity and the related 5% distribution to common shareowners or to make any contingent interest payments. The Company has a negative net worth of $1.1 billion as of December 31, 2001 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company's debt and equity securities involves a high level of risk to the investor.

FINOVA's Board of Directors was reconstituted and is comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the Official Committee of Creditors. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, Lawrence S. Hershfield and R. Gregory Morgan; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the Committee of Creditors. All directors are subject to reelection annually by the shareowners, without regard to their original designation.

                             THE FINOVA GROUP INC.


FINOVA's business is being operated under a 10-year Management Services Agreement with Leucadia. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Lawrence S. Hershfield).

Developments Since Emergence From Chapter 11

The September 11 terrorist attacks resulted in a tremendous loss of life and property and have significantly affected the U.S. and world economies. Some of FINOVA's asset portfolios are concentrated within industries that have been adversely affected by these events, especially those operating in the transportation, resort and hotel industries. FINOVA has developed estimates of the impact these attacks will have on its portfolios, resulting in charges to provide additional loss reserves and to write down various owned assets.

Pursuant to the terms of the Credit Agreement, FINOVA Capital is required to make mandatory quarterly prepayments of principal in an amount equal to the Excess Cash Flow, as defined in the Credit Agreement. As a result, the Company paid Berkadia $700 million on October 9, 2001 and an additional $500 million on January 7, 2002. On February 7, 2002, with Berkadia's consent, the Company made a voluntary prepayment of $500 million, reducing the loan balance to $3.9 billion. Loan repayments are unlikely to continue at this pace.

In December 2001, the Company completed a sale of certain leveraged leases in its transportation portfolio for approximately $125.2 million, which approximated the carrying amount at the time of sale. Previously, these assets had been classified as held for sale and written down by $100.8 million to their estimated sales price. The tax gain of $319 million realized from the sale was fully offset by the current year's tax loss.

In a series of transactions during late 2001 and the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $89.7 million, which resulted in a $6.7 million gain. These assets had previously been classified as held for sale and their carrying amount was reduced in 2001 by $51.4 million.

B.  Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of Fresh-Start Reporting adjustments and the reserve for credit losses, measurement of impairment, selection of appropriate discount rates used in net present value calculations, determination of fair values of certain financial instruments for which there is not an active market, residual assumptions for leasing transactions, and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

  Consolidation Policy

The consolidated financial statements present the financial position, results of operations and cash flows of The FINOVA Group Inc. and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with 2001 presentation.

  Portfolio Policies

The following policies are considered by the Company to be among the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the use of estimates.

                             THE FINOVA GROUP INC.


The risk adjusted interest rates utilized in Fresh-Start Reporting are now considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment.

Assets Held for the Production of Income. Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost with adjustments for impairment, if any, recorded in operations. Depreciation of these assets is charged to operations over their estimated remaining useful lives. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate market rates to determine net present value.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or ability to hold to maturity. Assets held for sale are revalued at least quarterly at the lower of cost or market less anticipated selling expenses, with the adjustment, if any, recorded in current operations. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate market rates to determine net present value.

Impaired Loans. In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest payments, in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) net present value of expected cash flows from the borrower, discounted at the original effective interest rate of the transaction or (b) net fair value of collateral. Accruing impaired loans are paying in accordance with the current modified loan agreement or have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and the eventual outcomes may differ from the estimated amounts.

Impairment of Owned Assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an owned asset is considered impaired if the undiscounted cash flows are less than the carrying amount of the asset. SFAS No. 144 provides several acceptable methods for measuring the amount of the impairment. FINOVA's typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using an appropriate discount rate. The process of measuring impairment requires judgment and estimation, and the eventual outcomes may differ from the estimated amounts.

Investments. The Company's investments include debt and equity securities and partnership interests. At acquisition, marketable debt and equity securities are designated as either (a) held to maturity, which are carried at amortized cost adjusted for other than temporary impairment, if any, (b) trading, which are carried at estimated fair value, with unrealized gains and losses reflected in results of operations or (c) available for sale, which are carried at estimated fair value using the specific identification method, with unrealized gains and losses reflected as a separate component of shareowners' equity.

Partnerships are accounted for under either the cost or equity method depending on the Company's level of ownership in the investee. Under the equity method, the Company recognizes its share of income or losses of the partnership in the period in which they are earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment and the eventual outcomes may differ from the estimates.

                             THE FINOVA GROUP INC.


Net Assets of Discontinued Operations. Upon emergence from chapter 11, the Company reclassified its net assets of discontinued operations to assets held for sale. This decision reflects management's intention to manage all assets of the Company as one operating unit. These assets were reclassified at their then current net realizable values.

During the third quarter of 2000, FINOVA's Board of Directors approved a plan to discontinue and offer for sale its corporate finance, distribution & channel and commercial services businesses. As a result, the Company reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, the revenues, costs and expenses, assets and liabilities expected to be assumed by an acquiring entity, and cash flows of these discontinued operations were excluded from the respective captions in the consolidated balance sheet and statements of consolidated operations and cash flows presented. The net assets of discontinued operations represented reasonable estimates of the net realizable values of those businesses. These estimates were based on market conditions, interest rates and other factors that could differ significantly from actual results.

Nonaccruing Assets. Accounts are generally classified as "nonaccruing" when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as impaired even though the borrower is current on principal and interest payments.

Receivable Sales. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," subsequently amended by SFAS No. 140, when the Company sells receivables, it may retain subordinated interests, which are retained interests in the transferred receivables. These receivable transfers are accounted for as sales when legal and effective control of the transferred receivables is surrendered. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer. Active markets with quoted prices for retained interests generally do not exist. Therefore, the Company estimates fair value based on the present value of future estimated cash flows and key assumptions, i.e. net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

FINOVA's retained interests in transferred receivables are generally treated as assets available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, in accordance with the Emerging Issues Task Force ("EITF") Issues No. 99-20 "Reorganization of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets," if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations. These retained interests are carried on the balance sheet within investments.

During the periods in which FINOVA had assets classified as discontinued operations, the transferred receivables that related to these operations were recorded within discontinued operations.

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company's loan and financing lease portfolios. These reserves are not established for assets held for sale, assets held for the production of income or other owned assets, including assets on operating leases and residuals, as these asset classes are subject to other accounting, which requires direct write down for impairment. The provision for credit losses is the charge to operations to increase

                             THE FINOVA GROUP INC.

the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product mix, size of the portfolio and current economic conditions. Impairment reserves are created if the carrying amount of the assets exceed the estimated recovery, which is measured by estimating the present value of expected future cash flows, market value or the fair value of collateral. This includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral coverage. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectable increase the reserve for credit losses.

Residual Values. FINOVA has a significant investment in residual values in its leasing portfolio. These residual values represent estimates of the value of leased assets at the end of contract terms and are initially recorded based upon appraisals or estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate.

Revenue Recognition. For loans and other financing contracts, earned income is recognized over the life of the contract, using the effective interest method.

Leases that are financed by nonrecourse borrowings and meet certain other criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related nonrecourse debt service obligation including interest ("net rental receivables"). The difference between (a) the net rental receivables and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the lease at a constant rate of return on the positive net investment, which includes the effects of deferred income taxes.

For operating leases, earned income is recognized on a straight-line basis over the lease term and depreciation is taken on a straight-line basis over the estimated useful lives of the leased assets.

Origination fees, net of direct origination costs, are deferred and amortized over the life of the originated asset as an adjustment to yield. As a result of FINOVA's elimination of new business activities, no new origination fees are anticipated.

Original issue discounts are established when equity interests are received in connection with a funded loan and are based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield.

Fees received in connection with loan commitments, extensions, waivers and restructurings are recognized as income over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due, or when, in the opinion of management, a full recovery of income and principal becomes doubtful and the account is determined to be impaired. Income recognition is resumed only when the lease, loan or other financing contract becomes contractually current and performance is demonstrated to be resumed.

                             THE FINOVA GROUP INC.


  General Corporate Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less from the time of purchase as cash equivalents. Cash and cash equivalents included short-term investments of $947.8 million and $644.0 million at December 31, 2001 and 2000, respectively.

Deferred Income Taxes. Deferred tax assets and liabilities are recorded for estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax law. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments. The Company does not currently have material derivative financial instruments. Historically, the Company used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used included interest rate swaps and, to a lesser extent, treasury locks, options, futures and swaptions, which were subject to hedge accounting determination.

Goodwill. As of December 31, 2001, FINOVA did not have any goodwill recorded in its financial statements. Historically, FINOVA amortized the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis primarily over 20 to 25 years. Amortization totaled $1.6 million, $16.3 million and $16.1 million for the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999, respectively.

Upon emergence from chapter 11, the Company implemented Fresh-Start Reporting, which resulted in the charge-off of the remaining goodwill balance of $43.4 million. At December 31, 2000, management evaluated the impairment of goodwill, resulting in a charge-off of $193.3 million. Additionally, in connection with adjusting the discontinued businesses to net realizable value in September 2000, $107.3 million of goodwill was charged off and included in the loss on disposal of operations.

Foreign Currency. Foreign currency denominated financial statements are translated into U.S. dollars in accordance with the guidelines established in SFAS No. 52 "Foreign Currency Translation." The current exchange rate is used to translate the assets and liabilities of the foreign companies. Revenues and expenses are translated at the average exchange rates during each reporting period. Any resulting translation adjustments are reported as a component of shareowners' equity.

Fresh-Start Reporting. In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," FINOVA implemented Fresh-Start Reporting upon emergence from chapter 11. This resulted in material adjustments to the historic carrying amounts of the Company's assets and liabilities to record them at their current fair values. The resulting values were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by the Company to be indicative of fair value.

The fair value adjustments to revenue accruing loans and financing leases will accrete into interest income utilizing the effective interest method over the life of the transactions. If transactions are classified as nonaccruing, the Company's policy is to suspend income accretion.

The fair value adjustment to the New Senior Notes will be amortized to interest expense over the life of the debt utilizing the effective interest method.

                             THE FINOVA GROUP INC.


As a result of Fresh-Start Reporting and the changes in the Company's operations, the consolidated financial statements for the Company for the periods subsequent to August 31, 2001 (the "Reorganized Company") will not be comparable to those of the Company for periods prior to August 31, 2001 (the "Predecessor Company"). For financial reporting purposes, the effective date of the Plan is considered to be the close of business on August 31, 2001, although the Company emerged from its reorganization proceedings on August 21, 2001. The results of operations from August 21, 2001 through August 31, 2001 were not significant.

Furniture, Equipment and Leasehold Improvements. The Company's general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment and adjustments, if any, are charged to current operations. During 2001, the Company determined various leasehold and other fixed assets to be permanently impaired as a result of rejecting a number of lease arrangements.

(Loss) Earnings Per Share. Basic (loss) earnings per share exclude the effects of dilution and are computed by dividing (loss) income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options, convertible preferred securities or other contracts to issue stock were exercised or converted into common stock. These calculations are presented for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999 on the Statements of Consolidated Operations and are more fully discussed in Note N "(Loss) Earnings Per Share."

As a result of the Plan, all stock incentive plans, outstanding stock options, stock appreciation rights and restricted stock were cancelled. Additionally, the convertible preferred securities were restructured in the reorganization and ceased to exist. As a result, the differences between basic (loss) earnings per share and diluted (loss) earnings per share were eliminated for the Reorganized Company.

Recently Issued Accounting Standards. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"). On January 1, 2001, FINOVA adopted the provision of SFAS No. 133, as amended, which resulted in an immaterial impact on FINOVA's consolidated results of operations and financial position.

During 2001, FASB issued SFAS No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS Nos. 141 and 142 have no current impact on the Company. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement costs. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and amends ARB No. 51, "Consolidated Financial Statements."

The Emerging Issues Task Force ("EITF") issued EITF 99-20, "Reorganization of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets," which was effective for all fiscal quarters beginning after March 15, 2001. The provisions of this EITF are to be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions that involve contractual cash flows. The Company adopted the provisions in 2001, which resulted in an immaterial impact on its consolidated results of operations and financial position.

                             THE FINOVA GROUP INC.

  Compensation and Benefit Policies

Pension and Other Benefits. Trusteed, noncontributory pension plans cover substantially all FINOVA employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

Other post-retirement benefit costs are recorded during the period the employees provide service to FINOVA. Post-retirement obligations are funded as benefits are paid.

Post-employment benefits are any benefits other than retirement benefits. Generally, FINOVA records post-employment benefit costs if payment of the benefits is probable and the amount of the benefits can be reasonably estimated.

Employees are covered by severance arrangements with the Company. Severance accruals are recorded when management has approved a formal plan of termination and communicated with the employee.

As of December 31, 2001, employees were also covered by retention plans approved by the Bankruptcy Court during the reorganization proceedings. The retention program ended in February 2002. The costs associated with the retention plans were charged to operations. The Company recorded $6.6 million, $12.2 million and $21.6 million in retention expense during the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

Savings Plan. FINOVA maintains The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Beginning in 2002, the employee may elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. Prior to 2002, the employee could elect from 0% to 15% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions.

C.  Fresh-Start Reporting

In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted Fresh-Start Reporting upon emergence from chapter 11. The Company adopted Fresh-Start Reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims. Fresh-Start Reporting resulted in material adjustments to the historical carrying amounts of the Company's assets and liabilities. FINOVA's gross assets are recorded at their reorganization value, which was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The New Senior Notes were recorded based upon the trading price of the New Senior Notes shortly after they were issued. The resulting shareowners' equity value of $17.6 million at August 31, 2001, was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry.

The adjustment of assets and liabilities to fair values resulted in a net charge to earnings of $62.9 million during the eight-month period ended August 31, 2001. This net charge to earnings was included in the net reorganization expense line on the Statement of Consolidated Operations.

                             THE FINOVA GROUP INC.
                           Fresh-Start BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of August 31, 2001 was as follows:

                                                                                    Reorganized
                                            Predecessor   Reorganization              Company
                                              Company          Plan                   (Before    Fresh-Start
                                          August 31, 2001  Adjustments              Fresh-Start) Adjustments
                                          --------------- --------------            ------------ -----------
ASSETS
Cash and cash equivalents................   $ 3,623,751    $(2,715,926)(a)(b)(c)     $  907,825  $
Financing Assets:
Loans and other financing contracts, net.     6,371,233                               6,371,233     (805,158)(f)
Direct financing leases..................       458,892                                 458,892      (47,029)(f)
Leveraged leases.........................       221,122                                 221,122       (4,200)(f)
                                            -----------    -----------               ----------  -----------
Total financing assets...................     7,051,247                               7,051,247     (856,387)(f)
Less reserve for credit losses...........      (707,521)                               (707,521)     451,197(f)
                                            -----------    -----------               ----------  -----------
Net financing assets.....................     6,343,726                               6,343,726     (405,190)
                                            -----------    -----------               ----------  -----------
Other Financial Assets:
Assets held for sale.....................       330,185        342,554(c)               672,739       (6,530)(f)
Operating leases.........................       478,511                                 478,511     (132,398)(f)
Investments..............................       286,017         (2,791)(a)(c)           283,226      (79,718)(f)
Assets held for the production of income.       262,771                                 262,771      (85,855)(f)
Net assets of discontinued operations....       322,558       (322,558)(c)
                                            -----------    -----------               ----------  -----------
Total other financial assets.............     1,680,042         17,205                1,697,247     (304,501)
                                            -----------    -----------               ----------  -----------
Total Financial Assets...................     8,023,768         17,205                8,040,973     (709,691)
Other assets.............................       156,923         17,475(a)(c)(d)         174,398     (110,549)(f)(g)
Goodwill, net of accumulated amortization        43,410                                  43,410      (43,410)(g)
                                            -----------    -----------               ----------  -----------
                                            $11,847,852    $(2,681,246)              $9,166,606  $  (863,650)
                                            ===========    ===========               ==========  ===========
LIABILITIES AND SHAREOWNERS'
 EQUITY
Liabilities:
Berkadia Loan............................   $              $ 5,600,000(a)            $5,600,000  $
Senior debt..............................    10,993,901     (7,743,423)(a)(b)         3,250,478     (771,339)(f)
                                            -----------    -----------               ----------  -----------
Total debt...............................    10,993,901     (2,143,423)               8,850,478     (771,339)
Accounts payable and accrued expenses....       651,344       (449,745)(a)(b)(c)(d)     201,599       (5,361)(f)
Deferred income taxes, net...............        34,055                                  34,055      (24,099)(f)
                                            -----------    -----------               ----------  -----------
Total Liabilities........................    11,679,300     (2,593,168)               9,086,132     (800,799)
                                            -----------    -----------               ----------  -----------
Convertible Preferred Securities.........       111,550       (111,550)(b)
Shareowners' Equity:
Common stock.............................           648            611(e)                 1,259
Additional capital.......................     1,119,531           (611)(e)            1,118,920   (1,102,020)(f)
Accumulated deficit......................      (880,520)        26,327(a)(b)(d)        (854,193)     854,193(f)
Accumulated other comprehensive loss.....        (4,386)        (2,855)(c)               (7,241)       7,241(g)
Common stock in treasury.................      (178,271)                               (178,271)     177,735(f)
                                            -----------    -----------               ----------  -----------
Total Shareowners' Equity................        57,002         23,472                   80,474      (62,851)
                                            -----------    -----------               ----------  -----------
                                            $11,847,852    $(2,681,246)              $9,166,606  $  (863,650)
                                            ===========    ===========               ==========  ===========

                                            Reorganized
                                              Company
                                          August 31, 2001
                                          ---------------
ASSETS
Cash and cash equivalents................   $  907,825
Financing Assets:
Loans and other financing contracts, net.    5,566,075
Direct financing leases..................      411,863
Leveraged leases.........................      216,922
                                            ----------
Total financing assets...................    6,194,860
Less reserve for credit losses...........     (256,324)
                                            ----------
Net financing assets.....................    5,938,536
                                            ----------
Other Financial Assets:
Assets held for sale.....................      666,209
Operating leases.........................      346,113
Investments..............................      203,508
Assets held for the production of income.      176,916
Net assets of discontinued operations....
                                            ----------
Total other financial assets.............    1,392,746
                                            ----------
Total Financial Assets...................    7,331,282
Other assets.............................       63,849
Goodwill, net of accumulated amortization
                                            ----------
                                            $8,302,956
                                            ==========
LIABILITIES AND SHAREOWNERS'
 EQUITY
Liabilities:
Berkadia Loan............................   $5,600,000
Senior debt..............................    2,479,139
                                            ----------
Total debt...............................    8,079,139
Accounts payable and accrued expenses....      196,238
Deferred income taxes, net...............        9,956
                                            ----------
Total Liabilities........................    8,285,333
                                            ----------
Convertible Preferred Securities.........
Shareowners' Equity:
Common stock.............................        1,259
Additional capital.......................       16,900
Accumulated deficit......................
Accumulated other comprehensive loss.....
Common stock in treasury.................         (536)
                                            ----------
Total Shareowners' Equity................       17,623
                                            ----------
                                            $8,302,956
                                            ==========

                             THE FINOVA GROUP INC.


Notes to Fresh-Start Balance Sheet:

a) Reflects the receipt of proceeds from the $5.6 billion Berkadia Loan, which was used together with cash on hand and the issuance of $3.25 billion of New Senior Notes to restructure the Company's existing senior indebtedness and repay all accrued and unpaid pre-petition and post-petition interest. The restructuring of senior indebtedness included offsetting amounts owed of $51.4 million, which represented FINOVA cash held by various institutions exercising their right of offset.

b) Holders of the TOPrS issued by FINOVA Finance Trust received (i) a cash payment equal to 52.5% of the liquidation preference attributable to TOPrS,
   (ii) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to TOPrS and (iii) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to TOPrS. As a result, FINOVA recorded a gain on discharge of indebtedness of $28.8 million. FINOVA's subordinated debentures related to TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan.

c) Upon emergence from chapter 11, the net assets of discontinued operations were reclassified into continuing operations and all former segments of the Company have been dissolved. This decision reflects management's intention to manage all assets as one operating unit, with an emphasis on orderly collection of its portfolio.

d) In connection with the Plan, the Company has rejected a number of lease agreements for its office space. Management is exploring alternative facilities for its operations and is in negotiation with some of its current landlords to determine whether acceptable concessions can be made for continued use of all or portions of the space at those facilities. FINOVA has written off $15.1 million in fixed assets and leasehold improvements related to offices that would be closed as a result of rejecting certain lease agreements. Additionally, FINOVA has accrued for potential lease damages associated with these rejected lease agreements.

e) FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of the shares of FINOVA common stock outstanding after giving effect to the implementation of the Plan, including the issuance of a small number of additional shares in settlement of a claim.

f) Reflects the adjustments made to historical carrying amounts of assets, liabilities and shareowners' equity to record them at fair value. The adjustment to assets totaled $863.7 million, of which $365.4 million will amortize into income over the life of the transactions, assuming the individual borrowers continue to pay their obligations according to contractual terms. The borrower's obligation to make payments to the Company is not affected by this adjustment.

   The adjustment to reduce the carrying amount of the New Senior Notes by $771.3 million represents a discount on the principal amount based upon the fair value of that obligation. This discount will be amortized to interest expense over the life of the New Senior Notes. Although the August 31, 2001 Reorganized Company balance sheet reflects the New Senior Notes at $2.48 billion, the Company's repayment obligation is the principal amount of $3.25 billion.

g) In accordance with Fresh-Start Reporting guidelines, certain assets, including goodwill and deferred debt origination costs were reduced to zero. Additionally, all unrealized equity items including foreign currency translation and unrealized gains and losses were reduced to zero and recognized through operations.

Net Reorganization Expense

Net reorganization expense for the eight months ended August 31, 2001 includes income and expenses recognized or incurred by FINOVA related to the reorganization. The components of net reorganization expense included fair value adjustments of assets and liabilities related to Fresh-Start Reporting ($62.9 million) and professional service and other fees ($26.0 million), partially offset by interest income earned on cash retained for interest and debt payments deferred during the bankruptcy period ($42.4 million).

                             THE FINOVA GROUP INC.


D.  Total Financial Assets

Total financial assets represents the Company's portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has to a lesser extent, other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). The following discussion provides a breakdown of the Company's investment activities. At December 31, 2001 and 2000, the carrying amount of total financial assets was $6.5 billion and $11.9 billion (before reserve for credit losses), respectively.

In conjunction with Fresh-Start Reporting, the Company recorded a $709.7 million charge to the historic carrying amounts of its total financial assets to record them at their reorganization value. Reorganization value was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases and other assets. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The charge was comprised of a $365.4 million adjustment to financing assets that was to accrete into interest income over the life of the transactions, assuming the individual borrowers continue to pay their obligations according to contractual terms and a $344.3 million permanent write down to other financial assets (such as operating leases, investments and assets held for sale and the production of income). At December 31, 2001, the Company suspended the accretion on $151.3 million due to the underlying assets being classified as nonaccruing.

Diversification of Credit Risk

The following table provides the percentage composition of FINOVA's total financial assets (before reserve for credit losses):

                                           Percent of Total
                                           Carrying Amount
                                           ----------------
                                             2001    2000
                                            -----    -----
                     Resort...............  22.6     15.5
                     Transportation.......  16.1     22.1
                     Franchise............  11.6      7.8
                     Rediscount...........  11.5     10.3
                     Specialty Real Estate  10.0      6.0
                     Healthcare...........   8.8      7.3
                     Communications.......   5.6      6.4
                     Commercial Equipment.   5.1      4.4
                     Corporate Finance....   2.9      9.8
                     Mezzanine Capital....   1.9      3.1
                     Public...............   1.4      1.5
                     Investment Alliance..   1.1      1.0
                     Realty Capital.......            3.6
                     Other................   1.4      1.2
                                            -----    -----
                                           100.0    100.0
                                            =====    =====

As indicated in the table above, FINOVA's total financial assets are concentrated in several specialized industries and accordingly, are subject to normal lending risk of general economic downturns and additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed

                             THE FINOVA GROUP INC.

multiple financial transactions with individual borrowers and their affiliates, resulting in an increased total exposure to that borrower beyond the typical transaction size and increased concentration risk to economic events affecting the industries of such borrowers and their affiliates. Several of the Company's portfolios including resort, transportation and rediscount have exposures exceeding $100 million. At December 31, 2001, the carrying value of the Company's top ten aggregate exposures to borrowers and their affiliates totaled approximately $1.1 billion and represented 16.8% of total financial assets (before reserves).

At December 31, 2001, the Company's transportation portfolio consisted of the following aircraft:

                                                                Approximate
                                      Number of                 Average Age
     Aircraft Type                    Aircraft  Passenger Cargo   (years)
     -------------                    --------- --------- ----- -----------
     Airbus 300......................      9         5      4       13
     Boeing 727......................     40         9     31       25
     Boeing 737......................     36        36              18
     Boeing 747......................     14         8      6       20
     Boeing 757......................      9         9               9
     Boeing 767......................      1         1              15
     DC 8 and DC 9...................     40        35      5       28
     DC 10...........................     21         9     12       23
     L1011...........................      1         1              27
     MD series.......................     31        31              16
     Regional jets and turbo aircraft     60        52      8       11
                                         ---       ---     --       --
     Total...........................    262       196     66       19
                                         ===       ===     ==       ==

At December 31, 2001, 117 aircraft with a carrying value of $550.4 million were operated by U.S. domiciled carriers and 82 aircraft with a carrying value of $355.7 million were operated by foreign carriers. Additionally, 63 aircraft with a carrying value of $107.9 million represented off-lease assets classified as held for the production of income, which were parked at various storage facilities in the United States and Europe. These aircraft are periodically placed on rental agreements in which payments are based on the usage of the aircraft, commonly known as a power-by-the-hour agreement. Often there is no minimum rental due and future cash flows are difficult to project. FINOVA's railroad portfolio (all with counterparties located in the United States) and other transportation equipment had a carrying value of $27.6 million.

At December 31, 2001, financial assets in the resort portfolio ($1.5 billion) were secured by properties concentrated in Florida, Nevada, Arizona and Hawaii, representing approximately 19.8%, 16.7%, 14.6% and 11.6%, respectively, of the total portfolio.

At December 31, 2001, the rediscount portfolio ($742.8 million) was geographically concentrated in Texas, South Carolina and Florida, representing 20.4%, 19.9% and 11.7%, respectively, of the total portfolio. The rediscount portfolio's customer base is primarily concentrated within the subprime automobile and direct consumer loan industries, which represented 43.1% and 49.7% of the total portfolio, respectively.

All other geographic concentrations within the resort and rediscount portfolios were below 10% of each portfolio's total exposure.

                             THE FINOVA GROUP INC.


Contractual Maturity of Financing Assets

The following table presents the contractual maturities of the Company's portfolio of financing assets (excluding estimated residual values of $468.9 million and unearned income relating to leasing transactions of $470.0 million) at December 31, 2001. This information should not be regarded as the Company's projection of cash flows. Actual cash flows are likely to be materially different.

                                       2002       2003       2004      2005     2006   Thereafter
                                    ---------- ---------- ---------- -------- -------- ----------
Loans and other financing
  contracts:
   Fixed interest rate............. $  319,210 $  281,784 $  272,833 $197,964 $204,641 $  669,004
   Floating interest rate..........    957,842    704,020    755,190  476,732   96,120     85,086
Leases, primarily at fixed interest
  rate:
   Leveraged leases................      3,015      3,177      4,348    8,190    7,223     70,668
   Direct financing leases.........     62,128     51,759     43,672   33,699   33,436    231,482
                                    ---------- ---------- ---------- -------- -------- ----------
                                    $1,342,195 $1,040,740 $1,076,043 $716,585 $341,420 $1,056,240
                                    ========== ========== ========== ======== ======== ==========

Financing Assets

Loans and other financing contracts, excluding certain other contracts classified as held for sale at December 31, consisted of the following:

                                                       2001        2000
                                                    ----------  ----------
     Receivables................................... $5,481,574  $8,303,515
     Accrued interest..............................    117,255     109,104
     Unearned income...............................   (578,403)   (576,921)
                                                    ----------  ----------
     Total loans and other financing contracts, net $5,020,426  $7,835,698
                                                    ==========  ==========

FINOVA has a substantial number of loans and leases with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates ("LIBOR"). The total carrying amount of loans and leases with floating interest rates was $3.2 billion and $4.6 billion at December 31, 2001 and 2000, respectively.

Income earned from financial transactions with floating interest rates was approximately $93.2 million, $293.3 million, $505 million and $356 million for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999, respectively. Adjustments resulting from changes in interest rates can have a significant effect on income earned from financing transactions.

Direct financing leases at December 31, consisted of the following:

                                              2001       2000
                                            ---------  ---------
              Rental receivables........... $ 456,176  $ 674,890
              Estimated residual values....   119,210    148,926
              Unearned income..............  (220,428)  (266,345)
                                            ---------  ---------
              Total direct financing leases $ 354,958  $ 557,471
                                            =========  =========

                             THE FINOVA GROUP INC.


Leveraged leases at December 31, (excluding transportation leveraged leases classified as assets held for sale as of June 2001) consisted of the following:

                                                        2001        2000
                                                      ---------  -----------
   Rental receivables................................ $ 941,644  $ 2,991,130
   Principal and interest payable on nonrecourse debt  (845,023)  (2,563,081)
                                                      ---------  -----------
   Net rental receivables............................    96,621      428,049
   Estimated residual values.........................   349,718      874,334
   Unearned income...................................  (249,526)    (498,802)
                                                      ---------  -----------
   Investment in leveraged leases....................   196,813      803,581
   Less deferred taxes from leveraged leases.........  (136,055)    (483,319)
                                                      ---------  -----------
   Net investment in leveraged leases................ $  60,758  $   320,262
                                                      =========  ===========

The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses were as follows:

                             Reorganized           Predecessor Company
                               Company    --------------------------------------
                             Four Months  Eight Months  Years Ended December 31,
                                Ended         Ended     ------------------------
                            Dec. 31, 2001 Aug. 31, 2001     2000        1999
                            ------------- -------------   -------      -------
Lease and other income, net    $2,999        $6,587     $46,251      $60,936
Income tax expense.........     1,223         2,733      16,832       24,136

At December 31, 2001, FINOVA had unfunded customer commitments of approximately $1.1 billion compared to $2.7 billion at December 31, 2000. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty how much of the commitments will be funded. Historically, in the aggregate, actual funding has been significantly below the commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. In the event of a contractual customer default, FINOVA typically has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company's best interest. Commitments generally have a fixed expiration and at the Company's discretion, may be extended. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications and waivers.

Other Financial Assets

Assets held for sale are carried at the lower of cost or market with the adjustment, if any, recorded in operations. During 2000, the Company designated loans generated by its realty capital portfolio as being held for sale and recorded a loss of $43.2 million to write down the assets to their net estimated sales price. An additional loss of $5.1 million was recorded during the first quarter of 2001. In July 2001, substantially all of the realty capital assets were sold with no additional gain or loss.

During the second quarter of 2001, the Company designated leveraged leases in its transportation portfolio as being held for sale and recorded a loss of $198.1 million to write down the assets to their estimated net sales price. In August 2001, prior to Fresh-Start Reporting, an additional charge of $74.0 million was recorded due to continued weakening in the airline industry. The negative impact of the events of September 11 resulted in an additional $67.6 million charge. In December 2001, the Company completed a sale of certain of these leveraged leases for approximately $125.2 million, which approximated the carrying amount at the time of sale. The sale resulted in a tax gain of $319 million which was fully offset by the current year's tax loss. Leveraged leases with a net carrying amount of $98.7 million continue to be classified as held for sale.

                             THE FINOVA GROUP INC.


In connection with the reorganization of the Company, the remaining assets of the corporate finance portfolio were designated as held for sale. The assets were previously recorded as discontinued operations and were therefore recorded at estimated net realizable value.

During the fourth quarter of 2001, the Company designated its investment alliance portfolio as being held for sale. A loss of $51.4 million was recorded to write down the assets to their fair value in conjunction with Fresh-Start Reporting. In a series of transactions during late 2001 and the first quarter of 2002, the Company sold substantially all of its investment alliance assets for $89.7 million, resulting in a $6.7 million gain.

The following table presents the balances and changes in FINOVA's assets held for sale:

       As of December 31, 1999 (Predecessor Company)          $
       Assets reclassified to held for sale..................   465,165
       Markdown to estimated sales price.....................   (43,209)
                                                              ---------
       As of December 31, 2000 (Predecessor Company).........   421,956
       Assets reclassified to held for sale..................   912,225
       Markdown to estimated sales price.....................  (277,213)
       Runoff (amortization and prepayments), net of fundings   (87,460)
       Sale of assets........................................  (303,299)
                                                              ---------
       As of August 31, 2001 (Reorganized Company)...........   666,209
       Assets reclassified to held for sale..................   113,851
       Markdown to estimated sales price.....................   (90,045)
       Runoff (amortization and prepayments), net of fundings  (137,320)
       Sale of assets........................................  (132,670)
                                                              ---------
       As of December 31, 2001 (Reorganized Company)......... $ 420,025
                                                              =========

Operating leases at December 31, consisted of the following:

                                            2001       2000
                                          ---------  ---------
                 Cost of assets.......... $ 319,480  $ 711,835
                 Accumulated depreciation  (128,555)  (150,137)
                                          ---------  ---------
                 Total operating leases.. $ 190,925  $ 561,698
                                          =========  =========

Future minimum rentals on noncancellable operating leases are $126.0 million in the aggregate and for each of the next five years are $42.2 million, $32.6 million, $18.5 million, $11.9 million and $5.9 million.

Assets held for the production of income at December 31, consisted of the following types of assets:

                                                         2001     2000
                                                       -------- --------
        Aircraft...................................... $124,336 $231,249
        Real estate...................................   20,250
        Equipment.....................................    7,286    3,921
                                                       -------- --------
        Total assets held for the production of income $151,872 $235,170
                                                       ======== ========

Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost, with adjustments for impairment, if any, recorded in operations. These assets are generally depreciated over their remaining useful lives.

                             THE FINOVA GROUP INC.


Investments at December 31, consisted of the following:

                                                  2001     2000
                                                -------- --------
               Available for sale:
                  Partnership interests........ $ 12,931 $135,284
                  Equity securities............   37,463   94,418
                  Debt securities..............    4,093
                                                -------- --------
               Total available for sale........   54,487  229,702
                                                -------- --------
               Held to maturity debt securities    3,413
               Trading debt securities.........   58,845   56,232
                                                -------- --------
               Total investments............... $116,745 $285,934
                                                ======== ========

Debt and equity securities that are being held for an indefinite period of time, including those securities which may be sold in response to needs for liquidity, are classified as securities available for sale and are carried at fair value using the specific identification method with unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income in the equity section of the balance sheet.

Net unrealized holding gains were $7.0 million and $15.2 million at December 31, 2001 and 2000, respectively. The net unrealized holding gains at December 31, 2000 were net of a deferred tax liability of $8.1 million, while no liability was established in 2001 due to the Company's current tax situation. The decline in the unrealized holding gains during 2001 was primarily due to the realization of gains through the sale of certain investment securities and the implementation of Fresh-Start Reporting, which resulted in the adjustment of assets to fair value through current operations. Net gains of $6.1 million, $43.3 million and $57.4 million were recognized on sales of marketable investments for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the year ended December 31, 2000, respectively.

Held to maturity investments are comprised of certificates of deposit with maturities of less than one year.

Investments classified as trading are comprised exclusively of assets held in trust for nonqualified compensation plans. The Company's investments in trading securities are marked to market on a quarterly basis through current operations. In the first quarter of 2002, the Company liquidated substantially all assets of the trust. See Note I "Pension and Other Benefits" for a further discussion.

E.  Reserve For Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

                              Reorganized           Predecessor Company
                                Company    -------------------------------------
                              Four Months  Eight Months   Years Ended December 31,
                                 Ended         Ended      -----------------------
                             Dec. 31, 2001 Aug. 31, 2001     2000          1999
                             ------------- -------------   ---------     --------
Balance, beginning of period  $  256,324     $ 578,750    $ 178,266     $141,579
Provision for credit losses.     777,500       230,772      643,000       22,390
Write-offs..................     (35,877)     (558,052)    (240,655)     (24,422)
Recoveries..................      21,729         4,964        1,018        1,830
Acquisitions and other......         202          (110)      (2,879)      36,889
                              ----------     ---------     ---------     --------
Balance, end of period......  $1,019,878     $ 256,324    $ 578,750     $178,266
                              ==========     =========     =========     ========

                             THE FINOVA GROUP INC.

An analysis of nonaccruing assets included in total financial assets at December 31 is as follows:

                                                                                  2001        2000
                                                                               ----------  ----------
Contracts..................................................................... $1,817,369  $1,374,681
Repossessed assets............................................................     25,236      32,858
                                                                               ----------  ----------
Total nonaccruing assets...................................................... $1,842,605  $1,407,539
                                                                               ----------  ----------
Nonaccruing assets as a percentage of total financial assets (before reserves)       28.6%       11.9%
                                                                               ==========  ==========

In addition to the repossessed assets included in the table above, FINOVA had accruing repossessed assets with a total carrying amount of $40.9 million at December 31, 2000. FINOVA had no accruing repossessed assets at December 31, 2001. The Company earned income of $1.8 million and $5.2 million during 2001 and 2000, respectively on accruing repossessed assets.

Had all nonaccruing assets outstanding at December 31, 2001, 2000 and 1999 remained accruing, pre-tax income earned would have increased by approximately $168.0 million, $59.9 million and $25.7 million, respectively.

A summary of the reserve for credit losses by impaired and other is as follows:

                                               2001      2000
                                            ---------- --------
                Reserves on impaired assets $  636,661 $248,234
                Other reserves.............    383,217  330,516
                                            ---------- --------
                Reserve for credit losses.. $1,019,878 $578,750
                                            ========== ========

At December 31, 2001, the total carrying amount of impaired loans was $2.3 billion, of which $576.7 million were revenue accruing. The Company has established impairment reserves of $636.7 million related to $1.7 billion of impaired loans. At December 31, 2000, the total amount of impaired loans was $1.6 billion, of which $239.4 million were revenue accruing. The impairment reserve at December 31, 2000 totaled $248.2 million related to $731.7 million of impaired loans.

As the U.S. economy has continued to weaken, the level of impaired and nonaccruing assets has increased. The Company's reserve for credit losses represents FINOVA's estimate of losses inherent in its portfolio. On a periodic basis, the Company performs detailed portfolio reviews to identify impaired assets, measure the amount of such impairment and estimate inherent losses on assets that are not impaired, SFAS No. 114 defines impaired assets as those not expected to perform in accordance with contractual terms and specifies the measurement of impairment on the basis of present value of expected future cash flows discounted at the loan's effective interest rate or on a loan's observable market price.

In connection with Fresh-Start Reporting, the Company adjusted the carrying value of its portfolio to fair value based on expected cash flows using current risk adjusted interest rates and impaired assets were written down by the amount of impaired reserves. The remaining $256.3 million reserve for credit losses represented management's estimate of losses inherent in the portfolio.

The terrorist attacks of September 11 had a significant impact on FINOVA's asset portfolios. During the third quarter of 2001, FINOVA developed estimates of the impact these attacks could have on its portfolios, resulting in charges to provide for additional loss reserves of $634.1 million. These charges related primarily to FINOVA's transportation, resort and hotel portfolio and included additional reserves related to all other portfolios. At September 30, 2001, FINOVA's reserve for credit losses was $863.5 million.

                             THE FINOVA GROUP INC.


Prior to September 11, the general economic downturn had caused airlines and cargo carriers to ground or restrict the use of older, less efficient aircraft. The events of September 11 accelerated this trend and increased the glut of used aircraft, resulting in significantly reduced values. The Company's transportation portfolio consists predominantly of used aircraft, and its ability to place returned aircraft with new carriers or liquidate aircraft returned in lieu of payment has diminished significantly. An increasing number of FINOVA's customers are experiencing difficulties in making payments and are either pursuing reductions in payment obligations or returning aircraft. As a result, FINOVA's inventory of returned aircraft continues to grow. During the third quarter of 2001, the Company recorded charges of $367.8 million to increase reserves for inherent losses expected to be realized in its transportation portfolio as a result of these events.

The charges to FINOVA's transportation portfolio were based on a detailed analysis of each aircraft. The critical factors considered included the type of carrier, age of the aircraft, number of aircraft by type in FINOVA's portfolio, operating efficiency of each type and the Company's view of the overall industry capacity to absorb these aircraft. The Company considered current trends and the financial stability of its customer base to assess the likelihood of aircraft being returned to FINOVA and the necessity to provide concessions in the form of reduced payments to keep the aircraft operating.

Based on the Company's assessment of its portfolio, customer base and the industry, anticipated future cash flows were estimated on each aircraft. These estimates took into account the likelihood of aircraft being returned, anticipated reductions in cash flows from customers, timing of returning off-lease aircraft back into service, costs to place parked aircraft back into service and the potential necessity to scrap certain classes of aircraft. Aircraft values were estimated on the basis of current market information, the glut of aircraft currently in the marketplace and the continuing negative effect resulting from the events of September 11.

The estimated cash flows were discounted at risk adjusted interest rates to measure impairment for loans in accordance with SFAS No. 114.

The predictability of aircraft values and cash flows has been made more difficult by the events of September 11 and the current state of the aircraft industry. The estimated cash flows are subject to many external factors beyond the Company's control and as a result, there is an increased likelihood that the actual results could materially differ from those included within the financial statements.

The charge relating to FINOVA's resort and hotel portfolios was estimated using current market information and assumed risk factors specific to those portfolios. These factors included the financial ability of individual borrowers/developers to withstand a prolonged reduction in revenues, the geographic location of each resort/hotel and the development status of each project. The portfolios were stratified by risk factors and assumed loss ratios were determined based upon management's evaluation of all relevant conditions. As a result, the Company recorded third quarter charges related to these events of $121 million.

In all other FINOVA portfolios, the Company anticipates an increase in the level of problem accounts as a result of the events of September 11 and the weakening of the general economy. Additional third quarter charges of $145.3 million were recorded to reserve for inherent losses expected in these portfolios.

FINOVA increased its reserve for credit losses to $1.0 billion at December 31, 2001. The determination of these reserves resulted from an updated detailed evaluation of its portfolios to determine current levels of impaired assets, the amount of such impairment and an updated estimate of losses inherent in assets that currently are not deemed impaired. This evaluation resulted in refinements to previously calculated reserves, reallocation of reserves between asset portfolios and the creation of additional reserves through provision for credit losses.

                             THE FINOVA GROUP INC.


F.  Receivable Sales

Commercial Equipment. In the second quarter of 2000, the Company completed the sale of $322.1 million of commercial equipment loans and direct financing lease receivables for cash proceeds of $302.8 million. The structure of the transaction included a 364-day commitment to sell at FINOVA's option up to $375 million of receivables on a revolving basis. The Company also receives annual servicing fees approximating 50 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investors' interests. The value of the retained interests is subject to credit, prepayment and interest rate risks on the transferred financial assets.

At sale dates, the Company recognized a total pre-tax gain of $0.2 million. In the determination of the gain, the Company assumed an annual prepayment rate of 6.0%, weighted average life of approximately 3.5 years, an annual net credit loss rate of 1.5%, delinquencies of 5.0% and a discount rate of 15%.

On February 27, 2001, FINOVA Capital announced a moratorium on repayment of principal on its then-existing outstanding bank and bond debt, which constituted an event of default and a cross default under substantially all of FINOVA Capital's then-existing bank and bond indebtedness. The debt default triggered a cross default under this sale and servicing agreement. As a result, the revolving feature was terminated, the structure went into rapid amortization and FINOVA was required to obtain a backup servicer in the event that FINOVA would not be able to perform its servicing duties. The backup servicer was retained in the first quarter of 2001. Rapid amortization results in all cash received from the collection of receivables being applied first to investors' interests before any cash is remitted to the Company to apply against its retained interests.

During 2001, retained interests in this structure were adjusted to their estimated fair value, resulting in a $16.9 million markdown to the retained interest.

At December 31, 2001 and 2000, the outstanding balance of the sold receivables totaled $143.7 million and $267.7 million, respectively. A revaluation of the retained interest resulted in a $0.9 million unrealized holding gain based on the following revised assumptions: an annual prepayment rate of 7.6%, weighted average life of approximately 2.3 years, an annual net credit loss rate of 3.2%, delinquencies of 33.0%, and a discount rate of 17.0%. The unrealized holding gain is included in other comprehensive income. The retained interests had an estimated fair value, net of the valuation adjustment, totaling $4.1 million and $25.6 million at December 31, 2001 and 2000, respectively, and are included in investments.

In connection with the retained interests, a hypothetical analysis was performed to determine the impact of a 10% and 20% adverse change in any individual assumption from the expected levels. Based on this analysis, a 10% and 20% adverse change in the level of prepayments would result in a $0.2 million and $0.5 million reduction in its value, respectively. A 10% and 20% adverse change in the level of net credit losses would result in a $0.1 million and $0.2 million reduction in its value, respectively. A 10% and 20% adverse change in the level of delinquencies would result in a $0.07 million and $0.2 million reduction in its value, respectively. A 10% and 20% adverse change in the discount rate would result in a $0.2 million and $0.4 million reduction in its value, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

                             THE FINOVA GROUP INC.


Corporate Finance (included in discontinued operations). In the third quarter of 2000, FINOVA's corporate finance division sold $827 million of loans, on a revolving basis. Cash proceeds to FINOVA aggregated approximately $475 million. The Company also received annual servicing fees approximating 200 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interests is subject to credit, prepayment and interest rate risks on the transferred financial assets.

During 2000, the Company recognized a pre-tax loss of $13.1 million, including transaction fees. At December 31, 2000, the outstanding balance of the sold loans totaled $708.8 million. At December 31, 2000, the Company's retained interests had an estimated value totaling $419.3 million. The Company used the following assumptions in determining the value of its retained interests: an annual prepayment rate of 28.6%, annual net credit loss rate of 2.1% and a discount rate of 12%. On February 1, 2001, FINOVA negotiated an agreement and purchased the outstanding beneficial interests.

In February 2000, FINOVA repurchased the $300 million outstanding undivided proportionate interests in a revolving loan portfolio originated in 1996 and 1995. The revolving loan portfolio totaled $717.9 million as of December 31, 1999.

Franchise. Previously in 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. As of December 31, 2001 and 2000, the outstanding balance of the sold loans totaled $104.8 million and $116.8 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2001 and 2000, the Company continued to service these assets and held subordinated interests totaling $0.04 million and $8.2 million, respectively. During 2001, the retained interest was marked down to its fair value, resulting in a charge of $7.5 million. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

G.  Debt

As of December 31, the Company's total debt outstanding was as follows:

                                                         2001       2000
                                                      ---------- -----------
   Berkadia Loan.........................             $4,900,000 $
   Senior debt--Reorganized Company:.....
      Principal amount due at maturity... $3,250,478
      Discount for Fresh-Start Reporting.   (761,396)  2,489,082
                                          ----------  ---------- -----------
   Senior debt--Predecessor Company:.....
      Commercial paper...................                          4,690,990
      Senior notes.......................                          4,172,112
      Medium term notes..................                          2,128,772
      Nonrecourse installment notes......                              5,813
                                                      ---------- -----------
   Total debt............................             $7,389,082 $10,997,687
                                                      ========== ===========

Upon emergence from bankruptcy, all of FINOVA's outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of New Senior Notes to restructure the Company's pre-emergence indebtedness (including TOPrS), and repay all accrued and unpaid pre-petition and post-petition interest. The Berkadia Loan has a first priority lien on substantially all of FINOVA's assets, including all of its subsidiaries, and the holders of New Senior Notes have a second priority lien on those assets.

                             THE FINOVA GROUP INC.


The terms of the Berkadia Credit Agreement permit the Company to retain a reserve of cash and cash equivalents in an amount not to exceed the sum of (a) 125% of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter,
(e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness that will, by their terms, become due and payable in cash during the next fiscal quarter and (f) such other reserves as are necessary in the Company's good faith judgment and as approved in advance by Berkadia for the operations of the Company. Any amount in excess of the cash reserve is required to be paid to Berkadia to reduce the principal amount of the loan on a quarterly basis. As a result, the Company paid Berkadia
$700 million on October 9, 2001 and an additional $500 million on January 7, 2002. On February 7, 2002, with Berkadia's consent, the Company made a voluntary prepayment of $500 million, reducing the loan balance to $3.9 billion. Loan repayments are unlikely to continue at this pace.

The terms of the Credit Agreement require the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the loan balance of not less than 1.25 to 1. As of December 31, 2001, the Company's Collateral Value totaled $6.5 billion, resulting in a ratio of 1.33 to 1.

The Berkadia Loan matures on August 20, 2006 and bears interest, payable monthly at the Eurodollar Rate, as defined in the Credit Agreement, plus 2.25%. The weighted average rate under the agreement for the four- month period ended December 31, 2001 was 5.0%. Principal is payable from available cash. All outstanding principal and accrued and unpaid interest is payable at maturity. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Berkadia Loan.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. Principal payments are due prior to maturity only after the Berkadia Loan has been paid in full, and is payable out of available cash after establishment of cash reserves as defined in the Indenture. The Indenture has no financial covenants, except for the requirement to use available cash as described above.

Because virtually all of the Company's assets are pledged to secure the obligations under the Berkadia Loan and Intercompany Notes, FINOVA's ability to obtain additional or alternate financing is severely restricted. Berkadia has no obligation to lend additional sums to or to further invest in the Company. Accordingly, FINOVA intends to rely on internally generated cash to meet its liquidity needs.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregated amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. After repayment of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead, these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company's debts, if necessary. These restrictions also apply to the shareowner payments noted below.

If payment in full is made of the outstanding principal of the New Senior Notes and payments are made to FINOVA common shareowners in an aggregate amount equal to 5.263% (5%/95% as noted above) of the aggregate principal amount of the New Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of New Senior Notes in an aggregate amount of up to $100 million (as that amount may be reduced to reflect a decrease in the principal amount of New Senior Notes outstanding as a result of repurchases by FINOVA) and five percent (5%) of such remaining available cash will be used for distributions to and/or repurchases of stock from common shareowners, if those payments can be made to shareowners, as noted above. Contingent interest payments will terminate in 2016. FINOVA's obligation to make the contingent interest payments is not secured.

FINOVA's obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes") and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital's direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Intercompany Note.

The New Senior Notes are reflected in the Company's Consolidated Balance Sheet net of a $761.4 million unamortized discount. The book value of the New Senior Notes is scheduled to increase over time to the principal amount due at maturity through the amortization of the discount as interest expense. For the four months ended December 31, 2001, the Company recorded $9.9 million of amortization related to the discount, resulting in an effective interest rate of 10.8%. The Company's obligation is to pay the full $3.25 billion principal amount of the New Senior Notes at maturity in 2009.

Based on the Company's current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the New Senior Notes at maturity and the related 5% distribution to common shareowners or to make any contingent interest payments. The Company has a negative net worth of $1.1 billion as of December 31, 2001 ($1.9 billion when the New Senior Notes are considered at their principal amount due), the financial condition of many of its customers has weakened, impairing their ability to meet obligations to the Company, much of the Company's portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate cash flow. For these reasons, the Company believes that investing in the Company's debt and equity securities involves a high level of risk to the investor.

H.  Derivative Financial Instruments

During 2001, substantially all of FINOVA's interest rate swaps were terminated as a result of the Company's chapter 11 filing. In accordance with the Company's various swap agreements, the swap counterparties exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amounts due by the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

Historically, FINOVA used derivative instruments to minimize its exposure to fluctuations in interest rates, reduce debt expense and lock funding costs over predetermined periods of time. FINOVA attempted to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA diversified its borrowing sources (short- and long-term debt with a fixed or a variable rate) and sought to maintain a portfolio that was match funded. FINOVA's matched funding policy generally required that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. As a result of the termination of substantially all FINOVA interest rate swaps, the Company's assets and liabilities are no longer match funded.

At December 31, 2001, the Company had two outstanding interest rate conversion agreements with notional principal amounts totaling $204.0 million to effectively convert certain floating interest rate obligations into

                             THE FINOVA GROUP INC.

fixed interest rate obligations. These agreements required interest payments on the stated principal amount at rates ranging from 7.42% to 7.58% in return for receipts calculated on the same notional amounts at floating interest rates.

At December 31, 2000, FINOVA Capital had outstanding interest rate conversion agreements with notional principal amounts totaling approximately $1.7 billion. Agreements with notional principal amounts of $100 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements required interest payments on the stated principal amount at rates ranging from 6.67% to 6.73% in return for receipts calculated on the same notional amounts at floating interest rates. Agreements with notional principal amounts of $1.63 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations. They required interest payments on the stated principal amount at the three-month or six-month London interbank offered rates ("LIBOR") in return for receipts calculated on the same notional amounts at fixed interest rates of 5.70% to 7.40%. FINOVA also entered into a fixed-rate foreign currency-denominated borrowing (Japanese Yen ("JPY") 5 billion) maturing in 2002. Two derivatives were associated with this borrowing, a receive fixed rate swap (JPY 5 billion) versus three-month JPY LIBOR and a cross-currency basis swap, converting JPY LIBOR to US Dollar ("USD") LIBOR. The receive side of the basis swap had a notional amount of JPY 5 billion paying three-month JPY LIBOR and the pay side had a notional amount of USD $43.6 million paying three-month USD LIBOR.

I.  Pension and Other Benefits

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. Post retirement health benefits are any benefits other than retirement benefits and are recorded at the time employees leave active service. The Company's funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. Post retirement benefits are funded as benefits are paid.

Change in Benefit Obligations

                                                            Post retirement
                                          Pension benefits  health benefits
                                          ----------------  ---------------
                                           2001     2000     2001    2000
                                          -------  -------  ------  -------
    Benefit obligation, beginning of year $32,547  $29,865  $3,383  $ 5,352
    Service cost.........................   2,346    3,145     293      341
    Interest cost........................   2,421    2,110     218      210
    Curtailment gain.....................           (2,745)            (519)
    Actuarial loss/(gain)................   1,483    1,364    (767)  (1,744)
    Benefits paid........................  (1,357)  (1,192)   (517)    (257)
                                          -------  -------  ------  -------
    Benefit obligation, end of year (1).. $37,440  $32,547  $2,610  $ 3,383
                                          =======  =======  ======  =======

--------
(1) The Company's benefit obligation excludes $20.0 million and $16.9 million at December 31, 2001 and 2000, respectively, representing the Company's obligation related to an unfunded nonqualified supplemental retirement plan (the "SERP") for certain highly compensated employees. The Company terminated the SERP plan in December 2001 and paid a lump-sum distribution to participants during the first quarter of 2002, upon their acceptance of an amendment and release. As of December 31, 2001, the Company had accrued for all costs associated with this termination.

   Previously, the Company established a Rabbi Trust to hold investments for nonqualified compensation plans, including SERP. At December 31, 2001, the trust assets totaled $58.8 million. In conjunction with the termination of the SERP and all other nonqualified compensation plans, the trust was liquidated and all excess cash was returned to FINOVA for use in funding operations.

                             THE FINOVA GROUP INC.


Change in Qualified Plan Assets

                                                                 Post retirement
                                               Pension benefits  health benefits
                                               ----------------  --------------
                                                2001     2000     2001     2000
                                               -------  -------  -----    -----
  Fair value of plan assets, beginning of year $29,457  $34,225  $        $
  Actual return on plan assets................  (2,552)  (3,577)
  Employer contributions......................                     517      257
  Benefits paid...............................  (1,357)  (1,191)  (517)    (257)
                                               -------  -------  -----    -----
  Fair value of plan assets, end of year (1).. $25,548  $29,457  $        $
                                               =======  =======  =====    =====

--------
(1) Plan assets include 90,348 shares of FINOVA stock which had a fair value of approximately $55 and $90 thousand at December 31, 2001 and 2000, respectively.

Funded Status of Plan

                                                              Post retirement
                                           Pension benefits   health benefits
                                          -----------------  ----------------
                                            2001     2000     2001     2000
                                          --------  -------  -------  -------
 Plan assets less than benefit obligation $(11,892) $(3,090) $(2,610) $(3,383)
 Unrecognized net loss (gain)............    3,861    4,438      324   (2,574)
 Unrecognized prior service cost.........              (991)              647
 Unrecognized net (obligation) asset.....               (20)              607
                                          --------  -------  -------  -------
 Net amount recognized................... $ (8,031) $   337  $(2,286) $(4,703)
                                          ========  =======  =======  =======

In accordance with the implementation of Fresh-Start Reporting, FINOVA recorded an additional $10.8 million liability to reflect its benefit obligations, including the noncontributory pension plan, the SERP and the post retirement health benefits, at fair value. This adjustment to the liability was charged to reorganization expense in the statement of consolidated operations.

Weighted Average Assumptions Used

                                                 Pension benefits  Post retirement health benefits
                                                 ----------------  ------------------------------
                                                 2001  2000  1999     2001         2000     1999
                                                 ----  ----  ----    -----       ----     ----
Discount rate................................... 6.75% 7.25% 7.50%  6.75%        7.50%    7.50%
Expected long term rate of return on plan assets 9.00% 9.50% 9.50%   n/a          n/a      n/a
Rate of increase in future compensation levels.. 3.25% 3.75% 4.00%   n/a          n/a      n/a
Current year's rate--pre-65.....................  n/a   n/a   n/a  10.00%        5.00%    5.00%
Current year's rate--post-65....................  n/a   n/a   n/a  12.00%        5.00%    5.00%
Ultimate year's rate............................  n/a   n/a   n/a   5.00%        5.00%    5.00%
Ultimate year...................................  n/a   n/a   n/a   2007         2000     2000
                                                 ----  ----  ----    -----         ----     ----

As a result of the significant increase in medical costs, FINOVA increased the medical trend rate from its historical rate of 5% to 10% for retirees under 65 and 12% for retirees over 65. It is not anticipated that this increase in medical costs will continue; therefore, the trend rate was gradually decreased to 5% (the ultimate year's rate) by the year 2007 (the ultimate year).

                             THE FINOVA GROUP INC.


Components of Net Periodic Benefit Cost

                                    Reorganized           Predecessor Company
                                      Company    -------------------------------------
                                    Four Months  Eight Months   Years Ended December 31,
                                       Ended         Ended      -----------------------
Pension benefits:                  Dec. 31, 2001 Aug. 31, 2001     2000          1999
-----------------                  ------------- -------------    -------      -------
Service cost......................     $ 580        $ 1,766     $ 3,145       $ 2,815
Interest cost.....................       800          1,621       2,110         1,829
Expected return on plan assets....      (810)        (1,876)     (2,813)       (2,471)
Recognized net actuarial loss.....                                                 47
Amortization of prior service cost                      (85)       (128)         (128)
Amortization of transition asset..                      (14)        (62)          (62)
                                       -----        -------       -------      -------
Net periodic benefit cost.........       570          1,412       2,252         2,030
SFAS 88 credits...................                               (3,162)
                                       -----        -------       -------      -------
Total benefit cost................     $ 570        $ 1,412     $  (910)      $ 2,030
                                       =====        =======       =======      =======

                                       Reorganized           Predecessor Company
                                         Company    -------------------------------------
                                       Four Months  Eight Months   Years Ended December 31,
                                          Ended         Ended      -----------------------
Post retirement health benefits:      Dec. 31, 2001 Aug. 31, 2001     2000          1999
--------------------------------      ------------- -------------     -----      ----
Service cost.........................      $40          $253       $ 341         $459
Interest cost........................       50           168         210          293
Recognized net actuarial gain........                    (97)       (152)         (39)
Amortization of prior service cost...                     46          66           66
Amortization of transition obligation                     51          72           72
                                           ---          ----          -----         ----
Net periodic benefit cost............       90           421         537          851
SFAS 88 charges......................                                 10
                                           ---          ----          -----         ----
Total benefit cost...................      $90          $421       $ 547         $851
                                           ===          ====          =====         ====

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                        One Percentage One Percentage
                                                        Point Increase Point Decrease
                                                        -------------- --------------
Effect on total of service and interest cost components      $ 13          $ (12)
Effect on post retirement benefit obligation...........       121           (115)

                             THE FINOVA GROUP INC.


J.  Income Taxes

The consolidated income tax expense (benefit) consisted of the following for the periods ended:

                              Reorganized           Predecessor Company
                                Company    -------------------------------------
                              Four Months  Eight Months   Years Ended December 31,
                                 Ended         Ended      -----------------------
                             Dec. 31, 2001 Aug. 31, 2001     2000          1999
                             ------------- -------------   ---------     --------
Current:
United States:
   Federal..................    $             $           $ (19,696)    $  7,493
   State....................     (1,580)         (815)          784         (612)
Foreign.....................                                 11,043        4,637
                                -------       -------      ---------     --------
                                 (1,580)         (815)       (7,869)      11,518
                                -------       -------      ---------     --------
Deferred:
United States:
   Federal..................                               (189,634)     101,550
   State....................      1,580           815       (14,237)      20,781
Foreign.....................        792        (2,765)       (1,433)       4,467
                                -------       -------      ---------     --------
                                  2,372        (1,950)     (205,304)     126,798
                                -------       -------      ---------     --------
Income tax expense (benefit)    $   792       $(2,765)    $(213,173)    $138,316
                                =======       =======      =========     ========

During the four months ended December 31, 2001, the Company received net income tax refunds of approximately $1.6 million. Net income taxes paid for the eight months ended August 31, 2001 were approximately $5.7 million and net income taxes paid were $0 and $6 million for the years ended December 31, 2000 and 1999, respectively.

The federal statutory income tax rate applied to (loss) income before taxes is reconciled to the effective income tax rate as follows:

                                    Reorganized           Predecessor Company
                                      Company    -------------------------------------
                                    Four Months  Eight Months    Years Ended December 31,
                                       Ended         Ended       -----------------------
                                   Dec. 31, 2001 Aug. 31, 2001      2000          1999
                                   ------------- -------------      -----       ----
Federal statutory income tax rate.     (35.0)%       (35.0)%      (35.0)%       35.0%
State income taxes................      (2.8)         (2.4)        (2.7)         3.6
Foreign tax effects...............       0.7           1.3
Valuation allowance...............      37.2          35.0          7.5
Municipal and ESOP income.........      (0.1)         (0.3)        (0.6)        (1.3)
Non-deductible goodwill...........                     0.8          2.3
Other.............................       0.1           0.2          0.3          1.1
                                       -----         -----          -----         ----
Expense (benefit) for income taxes       0.1%         (0.4)%      (28.2)%       38.4%
                                       =====         =====          =====         ====

                             THE FINOVA GROUP INC.


The significant components of deferred tax liabilities and deferred tax assets at December 31 consisted of the following:

                                                     2001       2000
                                                  ----------  --------
        Deferred tax liabilities:
           Deferred income from leveraged leases. $  309,090  $558,400
           Deferred income from lease financing..      3,526   146,645
           Other comprehensive income............                7,942
           Deferred acquisition costs............               15,099
           Foreign taxes.........................               14,495
           Other.................................     15,384    11,329
                                                  ----------  --------
        Gross deferred tax liability.............    328,000   753,910
                                                  ----------  --------
        Deferred tax assets:
           Reserve for credit losses.............    557,224   263,107
           Goodwill..............................     29,558    55,381
           Alternative minimum tax...............               55,516
           Net operating loss carryforward.......     21,781   185,079
           Basis difference in loans/investments.    283,478    66,090
           Basis difference in debt..............     60,938
           Basis difference in owned assets......     81,997
           Foreign taxes.........................     11,057
           Accrued expenses......................     16,375     6,568
           Discontinued operations...............              145,303
           Other.................................     13,019    25,445
                                                  ----------  --------
        Gross deferred tax asset.................  1,075,427   802,489
        Valuation allowance......................   (759,784)  (97,781)
                                                  ----------  --------
        Net deferred tax asset...................    315,643   704,708
                                                  ----------  --------
        Net deferred tax liability............... $   12,357  $ 49,202
                                                  ==========  ========

The effective income tax rates for the four months ended December 31, 2001 and the eight months ended August 31, 2001 were 0.1% expense and 0.4% benefit, respectively, compared to 28.2% benefit and 38.4% expense in 2000 and 1999, respectively for continuing operations. The effective income tax rate for discontinued operations for the eight months ended August 31, 2001 was 9.95% expense compared to 30% benefit in 2000 and 40% benefit in 1999. The lower rates in 2001 were due to the possibility that the Company would not be able to utilize all of the deferred tax assets created during the year to reduce federal or state tax liabilities in future years. The reasons the Company may not be able to utilize all the deferred tax assets created during the year include: a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns; uncertainty about the amount of future earnings; and uncertainty about the timing of the reversal of deferred tax liabilities.

Management has concluded based on available data that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company's ability to utilize net operating loss ("NOL") carryforwards and built in losses following the ownership change. However, pursuant to the "Section 382(I)(5) bankruptcy exception," provided the Company's reorganization resulted in the ownership of 50% or more of the Company's stock by "qualifying creditors" and pre-change shareowners, the general limitations imposed by Section 382 will not apply. If the Section 382(I)(5) bankruptcy exception applies and the Company undergoes another ownership change within two years after the ownership change resulting from its chapter 11

                             THE FINOVA GROUP INC.

reorganization, the Company would not be entitled to utilize any NOL carryforward or built in losses that accrued prior to such subsequent ownership change, to offset taxable income earned following such ownership change.

The Company estimates for its tax year ended December 31, 2001 it will be able to utilize a significant amount of its NOL carryforwards and alternative minimum tax credits to offset the recognition of taxable income from cancellation of debt ("COD") under Section 108 of the Internal Revenue Code of 1986 (the "Tax Code"). Under this Section, the Company will recognize approximately $800 million of COD income. Should the amount of COD exceed the sum of NOL carryforwards, current year NOLs and other tax credits, then the Tax Code provides that such excess be applied to reduce the tax basis of the Company's assets. Based on current estimates, the Company does not expect that it will have to reduce the tax basis of its assets. As of December 31, 2001, the Company generated approximately $68.5 million of NOLs related to foreign operations with expiration periods beginning in 2008 including some NOLs with an indefinite expiration period.

K.  Convertible Preferred Securities

FINOVA Finance Trust, a subsidiary trust sponsored and wholly owned by FINOVA, was one of the entities that filed a voluntary petition for protection from creditors pursuant to chapter 11 on March 7, 2001. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA's Plan, pursuant to which the Debtors restructured their debt, effective August 21, 2001. Holders of the 51/2% Convertible Trust Originated Preferred Securities (the "Preferred Securities" or the "TOPrS") issued by FINOVA Finance Trust received (a) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (b) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (c) New Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). As a result, FINOVA recorded an extraordinary gain of $28.8 million. The Convertible Subordinated debentures (the "Debentures") related to the TOPrS have been cancelled and FINOVA Finance Trust has been dissolved.

In December 1996, FINOVA Finance Trust issued (a) 2,300,000 shares of Preferred Securities to the public for gross proceeds of $115 million (before transactions costs of $3.5 million) and (b) 71,135 shares of common securities to FINOVA. The gross proceeds for these transactions were invested by the trust in $118.6 million aggregate principal amount of 51/2% Debentures due 2016 newly issued by FINOVA. The Debentures represented all of the assets of the trust.

The Preferred Securities accrued and paid cash distributions quarterly, when declared by FINOVA, at a rate of 51/2% per annum of the stated liquidation amount of $50 per preferred security. FINOVA had the option to defer making distributions on the Debentures for up to 20 consecutive quarters, and did so early in 2001, at which time dividends on the TOPrS were also suspended.

L.  Shareowners' Equity

Upon emergence from chapter 11, FINOVA's existing shares of common stock continued to remain outstanding. Pursuant to the Plan, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA's shares outstanding after giving effect to implementation of the Plan. Accordingly, there were approximately 122,041,000 shares outstanding on the Effective Date. At December 31, 2001, 2000 and 1999, FINOVA had approximately 125,873,000, 64,849,000 and 64,849,000 shares of common stock issued with approximately 122,041,000, 61,295,000 and 61,252,000 shares of common stock outstanding, respectively. All rights under existing options, warrants and rights of conversion were deemed cancelled on August 21, 2001, the effective date of the Plan. As a result, 132,296 shares of FINOVA common stock were reacquired by FINOVA. The Company has 400,000,000 shares of common stock authorized.

                             THE FINOVA GROUP INC.


FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2001. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

The Plan contemplates and authorizes the issuance of shares of (a) FINOVA's common stock to satisfy any final judgment against FINOVA not covered by insurance arising from certain existing class action litigation and (b) 6% Perpetual Non-Cumulative Redeemable Preferred Stock of FINOVA to satisfy any final judgment against FINOVA Capital not covered by insurance arising from certain existing class action litigation against FINOVA Capital. If any FINOVA common stock is issued in satisfaction of any such judgment, the Plan provides that Berkadia would receive additional shares in the amount equal to the number it would have received on the Effective Date, as if such additional FINOVA stock had been issued on the Effective Date.

Historically, FINOVA would periodically repurchase its securities on the open market to fund its obligations pursuant to employee stock options, benefit plans and similar obligations. No shares were purchased in 2001 or 2000 and during the year ended December 31, 1999, FINOVA repurchased 1,833,200 shares. Pursuant to the terms of the Credit Agreement, the Company is generally prohibited from additional repurchases of securities.

In conjunction with implementing Fresh-Start Reporting, the Company adjusted its assets and liabilities to fair value, which resulted in a shareowners' value of $17.6 million. This value was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry.

M.  Other Comprehensive Income

Accumulated other comprehensive income activity for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999:

                                                                       Net Unrealized
                                                                       Holding Gains  Accumulated Other
                                                      Foreign Currency  (Losses) on     Comprehensive
                                                        Translation      Securities        Income
                                                      ---------------- -------------- -----------------
Balance, January 1, 1999.............................     $  (218)        $    904        $    686
Change during 1999...................................      (3,928)          37,054          33,126
                                                          -------         --------        --------
Balance, December 31, 1999...........................      (4,146)          37,958          33,812
Change during 2000...................................       4,051          (22,709)        (18,658)
                                                          -------         --------        --------
Balance, December 31, 2000...........................         (95)          15,249          15,154
Change during the eight months ended August 31, 2001.          95          (15,249)        (15,154)
                                                          -------         --------        --------
Balance August 31, 2001..............................
Change during the four months ended December 31, 2001      (2,919)           6,999           4,080
                                                          -------         --------        --------
Balance, December 31, 2001...........................     $(2,919)        $  6,999        $  4,080
                                                          =======         ========        ========

For 2000 and 1999, the changes in foreign currency translation were net of income tax benefits of $0.1 million and $2.1 million, respectively. Net unrealized holding gains were net of income tax expenses of $8.1 million and $25.6 million in 2000 and 1999, respectively. No liability was established in 2001 due to the Company's current tax situation. See Note J "Income Taxes" for the Company's current tax situation.

                             THE FINOVA GROUP INC.


N.  (Loss) Earnings Per Share

Basic loss or earnings per share exclude the effects of dilution and are computed by dividing (loss) income available to common shareowners by the weighted average amount of common stock outstanding for the period. Diluted
(loss) earnings per share reflect the potential dilution that could occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. These per share calculations are presented for the four months ended December 31, 2001, the eight months ended August 31, 2001, and the years ended December 31, 2000 and 1999.

As a result of the Plan, all stock incentive plans, all outstanding stock options, stock appreciation rights and restricted stock were cancelled. Additionally, TOPrS were restructured in the reorganization and ceased to exist. As a result, basic and diluted (loss) earnings per share are equal for the Reorganized Company. For the periods ended August 31, 2001 and December 31, 2000, basic (loss) earnings per share equaled diluted (loss) earnings per share as a result of the options and preferred stock being antidilutive.

Basic and diluted (loss) earnings per share calculations are presented in the Statements of Consolidated Operations and are detailed below:

                                                  Reorganized            Predecessor Company
                                                    Company    --------------------------------------
                                                  Four Months  Eight Months  Years Ended December 31,
                                                     Ended         Ended     ------------------------
                                                 Dec. 31, 2001 Aug. 31, 2001    2000         1999
                                                 ------------- ------------- -----------  -----------
Basic (Loss) Earnings Per Share Computation:
(Loss) income from continuing operations........ $ (1,142,300)  $  (654,583) $  (546,709) $   218,241
                                                 ============   ===========  ===========  ===========
Weighted average shares outstanding.............  122,041,000    63,677,000   61,272,000   60,173,000
Contingently issued shares......................                                (278,000)    (293,000)
                                                 ------------   -----------  -----------  -----------
Adjusted weighted average shares outstanding....  122,041,000    63,677,000   60,994,000   59,880,000
                                                 ============   ===========  ===========  ===========
Basic (loss) earnings from continuing operations
  per share..................................... $      (9.36)  $    (10.28) $     (8.96) $      3.64
                                                 ============   ===========  ===========  ===========
Diluted (Loss) Earnings Per Share Computation:
(Loss) income from continuing operations........ $ (1,142,300)  $  (654,583) $  (546,709) $   218,241
Preferred dividends, net of tax.................                                                3,782
                                                 ------------   -----------  -----------  -----------
(Loss) income from continuing operations before
  preferred dividends available to common
  shareowner.................................... $ (1,142,300)  $  (654,583) $  (546,709) $   222,023
                                                 ============   ===========  ===========  ===========
Weighted average shares outstanding.............  122,041,000    63,677,000   61,272,000   60,173,000
Contingently issued shares......................                                (278,000)    (293,000)
Incremental shares from assumed conversions:....
 Stock options..................................                                            1,482,000
 Convertible preferred securities...............                                            2,938,000
                                                 ------------   -----------  -----------  -----------
Total potential dilutive common shares..........                                            4,420,000
                                                 ------------   -----------  -----------  -----------
Adjusted weighted average shares outstanding....  122,041,000    63,677,000   60,994,000   64,300,000
                                                 ============   ===========  ===========  ===========
Diluted (loss) earnings from continuing
  operations per share.......................... $      (9.36)  $    (10.28) $     (8.96) $      3.45
                                                 ============   ===========  ===========  ===========

                             THE FINOVA GROUP INC.


O.  Stock Options

Pursuant to the Plan, all rights under existing options, restricted stock, warrants and rights of conversion were deemed cancelled on August 21, 2001. No additional shares of FINOVA common stock may be issued after the Effective Date of the Plan pursuant to any restricted stock plans, arrangements or awards.

Prior to the Effective Date, The FINOVA Group Inc. 1992 Stock Incentive Plan allowed for the grant of options, restricted stock and stock appreciation rights to officers, directors and employees. The Stock Incentive Plan provided for the following types of awards: (a) stock options (both incentive and nonqualified stock options), (b) stock appreciation rights and (c) restricted stock. The 1992 Stock Incentive Plan generally authorized the issuance of awards for up to 21/2% of the total number of shares of common stock outstanding as of the first day of each year, with some modifications. In addition, 250,000 shares of preferred stock were reserved for awards under the Stock Incentive Plan.

The stock options were granted for terms of 10 years and generally became exercisable between one month to five years from the date of grant. Stock options were issued at market value at the date of grant, unless a higher exercise price was established. Since 1993, the Board issued multi-year, multi-priced stock options to senior executives. The exercise price of those option grants ranged in price from the fair market value on the grant date to prices up to 58.7% in excess of the grant date value. Those option grants were intended to cover anticipated grants during the years the grants were scheduled to vest, although the Board had authority to issue additional grants at its discretion. In 1999, premium-priced options were granted with exercise prices ranging from $41.56 to $50.29; none of these options were granted in 2001 or 2000.

Information with respect to options granted and exercised under the Stock Incentive Plan for the three years ended December 31, 2001 is as follows:

                                                           Average Option
                                                 Shares    Price Per Share
                                               ----------  ---------------
      Options outstanding at January 1, 1999..  3,957,642      $34.79
         Granted..............................  1,125,443       42.81
         Exercised............................   (258,004)      21.35
         Cancelled............................   (248,335)      51.86
                                               ----------      ------
      Options outstanding at December 31, 1999  4,576,746       36.56
         Granted..............................    149,941       21.69
         Exercised............................   (117,098)       9.67
         Cancelled............................   (754,048)      43.32
                                               ----------      ------
      Options outstanding at December 31, 2000  3,855,541       35.50
         Granted..............................
         Exercised............................
         Cancelled............................ (3,855,541)      35.50
                                               ----------      ------
      Options outstanding at December 31, 2001                 $
                                               ==========      ======

                             THE FINOVA GROUP INC.


From April 1992, the Board of Directors only granted performance-based restricted stock to employees. Performance-based restricted stock awards (no shares in 2001 and 2000, 113,500 shares in 1999), vested generally over five years from the date of grant. The holder of the performance-based restricted stock, like the holder of restricted stock, had the right to receive dividends and vote the target number of shares, but was not permitted to sell, assign, transfer, pledge or otherwise encumber the performance-based restricted stock. All performance-based restricted stock grants since 1992 were based on FINOVA share performance and could have resulted in greater or lesser numbers of shares ultimately being delivered to the holder, depending on that performance. The target number of shares was deemed received on the grant date. Additional vesting over the target was reported as new grants as of the vesting dates. Vestings below target were reported as a forfeiture of amounts below the target number of shares.

The Company applied APB Opinion 25 and related interpretations in accounting for its plans. No compensation cost was recognized for its fixed stock option plans because FINOVA options were granted at or above market price on the date of grant. Vesting criteria for restricted stock were not met in 2001, 2000 and 1999.

With the acquisition of Sirrom Capital Corporation in March 1999, the Board of Directors of FINOVA adopted Sirrom's three existing stock option plans (the "Sirrom Plans"). Each option outstanding under the Sirrom Plans at the time of the acquisition was converted into an option exercisable for 0.1634 shares of FINOVA common stock. No new options were issued under these plans. Options from the Sirrom Plans were not included in the table above. During the year ended December 31, 2000, 13,253 and 85,502 options with a weighted average price of $21.80 were exercised and cancelled, respectively. All the outstanding options under the Sirrom Plans were cancelled on the Effective Date.

P.  Related Party

On February 26, 2001, FINOVA and FINOVA Capital entered into a commitment with Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"), pursuant to which Berkadia committed to lend the Company $6 billion to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries.

As contemplated in the loan commitment with Berkadia, on March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the "Debtors") filed for protection pursuant to Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA's Third Amended and Restated Joint Plan of Reorganization (the "Plan"), pursuant to which the Debtors' restructured their debt, effective August 21, 2001 (the "Effective Date").

Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis (the "Berkadia Loan"). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the New Senior Notes were used to restructure the Company's debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA's shares outstanding after giving effect to the implementation of the Plan.

The Berkadia Loan bears interest payable monthly, at the Eurodollar Rate (as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia (the "Credit Agreement")), plus 2.25%. Principal is payable out of available cash (as defined in the Credit Agreement). All unpaid principal and accrued interest is due at maturity on August 20, 2006. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) (the "Guarantors") have guaranteed FINOVA Capital repayment of the Berkadia Loan. The guarantees are secured by substantially all of the Guarantors' assets.

                             THE FINOVA GROUP INC.


Upon entering into the commitment with Berkadia, FINOVA paid Berkadia a nonrefundable commitment fee of $60.0 million. An additional $60.0 million funding fee was paid to Berkadia when the Berkadia Loan was made.

The New Senior Notes mature in November 2009 and bear interest, payable semi-annually, to the extent that cash is available for that purpose in accordance with the Indenture governing the New Senior Notes (the "Indenture"), at a fixed interest rate of 7.5% per annum. FINOVA's obligations with respect to the payment of interest and principal under the New Senior Notes are secured by a second-priority security interest in (a) all of the capital stock of FINOVA Capital, (b) promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the New Senior Notes (the "Intercompany Notes") and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a second-priority lien on the assets of FINOVA Capital pledged to secure the Berkadia Loan. Substantially all of FINOVA Capital's direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Intercompany Notes. The holders of the New Senior Notes have no right to enforce their security interests until the Berkadia Loan is paid.

Permitted uses of cash are specified in the Credit Agreement and the Indenture. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the New Senior Notes; then to make optional purchases of the New Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregated amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year. If repayment is made of the Berkadia Loan and the other items noted above, ninety-five percent (95%) of the remaining available cash will be used to make semi-annual prepayments of principal on the New Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common shareowners. It should be noted that these distributions cannot be made to shareowners so long as FINOVA has an accumulated deficit. Instead these payments will be held until legally permitted for that purpose under corporate law or used to satisfy the Company's debt if necessary.

FINOVA's Board of Directors was reconstituted and is comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the Official Committee of Creditors. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, Lawrence S. Hershfield and R. Gregory Morgan; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the Committee of Creditors. All directors are subject to reelection annually by the shareowners, without regard to their original designation.

FINOVA's business is being operated under a 10-year Management Services Agreement with Leucadia. Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Lawrence S. Hershfield). In accordance with the agreement, FINOVA pays an annual management fee of $8 million. Additionally, FINOVA reimburses Leucadia personnel for all reasonable out-of-pocket expenses.

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company's creditors. The table below summarizes the background of the directors that have some form of related party relationship:

         Name                                      Position and Background
         ----                                      -----------------------

Ian M. Cumming           Chairman of the Board of FINOVA. Director and Chairman of the Board of
                         Leucadia National Corporation since June 1978.

Joseph S. Steinberg      Director and President of FINOVA. Director of Leucadia National Corporation
                         since December 1978 and President of Leucadia National Corporation since 1979.

Lawrence S. Hershfield   Director and Chief Executive Officer of FINOVA. Vice President of Berkadia
                         LLC. Executive Officer of Leucadia National Corporation since November 1995.

R. Gregory Morgan        Director of FINOVA. Partner in the law firm of Munger, Tolles & Olson LLP, counsel to Berkshire, where he has practiced since 1981.

Thomas F. Boland         Director of FINOVA originally designated by the Official Committee of
                         Creditors. Managing Director of Seneca Financial Group, Inc. since 2001.

Q.  Operating Expenses

The following represents a summary of the major components of operating expenses for periods ended:

                           Reorganized                           Predecessor Company
                             Company           ------------------------------------------------------
                           Four Months         Eight Months              Years Ended December 31,
                              Ended                Ended            ---------------------------------
                          Dec. 31, 2001   %    Aug. 31, 2001   %      2000      %       1999      %
                          ------------- -----  ------------- -----  --------  -----   --------  -----
Salaries and employee
  benefits...............    $35,431     49.3%   $ 60,603     45.2% $112,519   54.6%  $112,388   66.6%
Professional services....     15,218     21.2%     34,657     25.8%   32,048   15.5%     7,646    4.5%
Problem account costs....      7,586     10.6%      6,542      4.9%   11,865    5.8%     8,317    4.9%
Occupancy expenses.......      5,933      8.3%      8,645      6.4%   12,374    6.0%     8,986    5.3%
Other operating expenses.      5,157      7.2%     15,620     11.7%   22,159   10.8%    24,206   14.3%
Depreciation and
  amortization...........      1,615      2.2%      4,601      3.5%    7,425    3.6%     5,957    3.5%
Travel and entertainment.        855      1.2%      1,785      1.3%   10,837    5.3%    13,372    7.9%
Deferred acquisition cost                                            (19,415)  (9.5%)  (28,237) (16.5%)
Goodwill amortization (1)                           1,621      1.2%   16,300    7.9%    16,062    9.5%
                             -------    -----    --------    -----  --------  -----   --------  -----
Total operating expenses.    $71,795    100.0%   $134,074    100.0% $206,112  100.0%  $168,697  100.0%
                             =======    =====    ========    =====  ========  =====   ========  =====

--------
(1) Excludes the write down of impaired goodwill of $193.3 million in 2000.

R.  Operating Leases

As part of the Reorganization Proceedings, the Company rejected a number of its leases for office properties. The Company continues to evaluate the possibility of rejecting additional leases. Potential damages for the rejected leases have been accrued based on the Company's estimate of expected payments. Actual damages could differ from those estimated. Damages are currently being negotiated with the Company's landlords and the amount paid will be impacted by the amount of space, if any, retained by the Company at each of the facilities being rejected and the amounts that could be obtained from releasing the property in the current economic environment.

                             THE FINOVA GROUP INC.


The table below details minimum future rental payments under operating leases still in place as of December 31, 2001. The table does not include payments on rejected leases, which are currently being paid on a month-to-month basis as the Company continues to determine its course of action. Actual future rentals will differ from those detailed below, based on future lease negotiations.

                  2002................................ $ 4,775
                  2003................................   4,277
                  2004................................   3,167
                  2005................................   2,305
                  2006................................   1,540
                  Thereafter..........................   5,542
                                                       -------
                  Total minimum future rental payments $21,606
                                                       =======

Total minimum future rental payments have not been reduced by $4.5 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals of $0.4 million, $1.7 million, $1.8 million and $2.4 million was $5.9 million, $8.6 million, $12.4 million and $9.0 million for the four months ended December 31, 2001, the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999, respectively.

S.  Discontinued Operations

Upon emergence from bankruptcy, net assets of discontinued operations of $322.6 million were reclassified to assets held for sale. This decision reflects management's intention to manage the net assets previously classified as discontinued operations in the same manner as other assets of the Company. Additionally, all former segments of the Company have been dissolved and the Company is now managed as one operating unit, with an emphasis on orderly collection of its portfolio.

During the third quarter of 2000, FINOVA's Board of Directors approved a plan to discontinue and offer for sale its corporate finance, distribution & channel and commercial services portfolios. As a result, the Company had reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

The consolidated financial statements of the Company were reclassified to reflect these businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities expected to be assumed by an acquiring entity and cash flows of these discontinued operations were excluded from the respective captions in the Consolidated Balance Sheets and Statements of Consolidated Operations and Statements of Consolidated Cash Flows. Management believed that net assets of discontinued operations represented a reasonable estimate of the net realizable values of those businesses.

                             THE FINOVA GROUP INC.


At December 31, 2000, FINOVA had total net assets of discontinued operations of $1.2 billion, which included the following:

                                                          2000
                                                       ----------
             Financial assets......................... $1,234,761
             Accounts payable and accrued expenses (1)    (39,776)
             Due to clients (2).......................    (32,762)
                                                       ----------
             Net assets of discontinued operations.... $1,162,223
                                                       ==========

--------
(1) FINOVA assumed that all liabilities directly related to the remaining assets of the discontinued businesses would be assumed by an acquiring entity. The amounts included accruals for future operating losses. A substantial portion of the balance at December 31, 2000 related to the various cash incentive, retention and severance plans developed for the employees of the discontinued lines of business.
(2) Due to clients represented the amount due to the third party vendors on behalf of FINOVA's customers.

Loss from discontinued operations in the Statements of Consolidated Operations for the eight months ended August 31, 2001 and the years ended December 31, 2000 and 1999 were as follows:

                                        Eight Months  Years Ended December 31,
                                            Ended     -----------------------
                                        Aug. 31, 2001    2000          1999
                                        -------------  ---------    ---------
    Total revenues.....................   $ 61,635    $ 267,819     $ 262,226
    Total expenses.....................    (57,296)    (341,413)     (267,221)
    Income tax (expense) benefit.......     (1,359)      18,197         1,998
                                          --------     ---------    ---------
    Discontinued operations, net of tax   $  2,980    $ (55,397)    $  (2,997)
                                          ========     =========    =========

The net loss on disposal of assets for the eight months ended August 31, 2001 and the year ended December 31, 2000 is comprised of the following:

                                                 2001      2000
                                               --------  ---------
            Net realizable value markdowns.... $(17,997) $(347,511)
            Goodwill written off..............            (107,338)
            Proceeds in excess of assets sold.              29,172
            Accrued expenses..................             (62,697)
            Income tax benefit................             150,663
                                               --------  ---------
            Net loss on disposal of operations $(17,997) $(337,711)
                                               ========  =========

T.  Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments has been developed by FINOVA using market information obtained by the Company and the valuation methodologies described below. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties in other than a forced sale or liquidation. These values do not represent the liquidation value of the Company and the fair value of debt may be less than the principal amount due on the debt (as is the case with the New Senior Notes). Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that FINOVA could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

                             THE FINOVA GROUP INC.


The carrying values of cash and cash equivalents, investments and accounts payable and accrued expenses approximate fair values due to their short-term maturity or the on-balance sheet valuation of these items.

Financing Assets. As of December 31, 2001, the Company believes the carrying amount of financing assets, net of the reserve for credit losses, approximates its fair value. In conjunction with Fresh-Start Reporting, the entire portfolio was revalued and adjusted to its estimated fair value. The fair value was primarily determined based upon the present value of future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. FINOVA reassessed the carrying amount of assets affected by the events of September 11, resulting in charges to provide additional loss reserves and to write down various owned assets. In the fourth quarter of 2001, additional reserves and asset markdowns were recorded, following a detailed assessment of the portfolio and remeasurement of asset impairment and inherent losses expected in the portfolio. As a result, the Company believes the carrying amount approximates its fair value.

Assets Held for Sale. These assets are recorded at the lower of cost or market and reflect balances written down to their estimated market value at the date of designation as held for sale. With the adoption of Fresh-Start Reporting, the market value of these assets was established as a new "cost" basis against which further market impairment, if any, is recorded, but against which improvements in market value are not recorded. As of December 31, 2001, the Company believes that certain assets held for sale within its corporate finance portfolio may have fair values that exceed the recorded amounts, however, due to the nonaccruing nature of many of these assets, such fair value is not readily determinable. Ultimate realization is dependent upon purchasers' perceptions of credit quality and expectations of market returns, which can vary significantly. The Company has the ability to hold these assets for some time and may do so if it believes that such a strategy will enhance the ultimate recovery.

Senior Debt. As of December 31, 2001, the fair value of the New Senior Notes was $1.4 billion compared to its book value of $2.5 billion. The New Senior Notes are publicly traded securities and the fair value was determined using quoted market prices obtained as of December 31, 2001.

Berkadia Loan. As of December 31, 2001, the Company believes the fair value of the Berkadia Loan (private placement) approximated its book value. The Berkadia Loan has a first priority lien on substantially all of FINOVA's assets, including substantially all of its subsidiaries.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair values, those values have not been updated since December 31, 2001. Therefore, subsequent estimates of fair value may differ significantly from the amounts presented herein.

U.  Litigation and Claims

Legal Proceedings

FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA's financial position, results of operations or cash flows. One or more of the following matters could have a material adverse impact on FINOVA's financial position, results of operations or cash flow.

                             THE FINOVA GROUP INC.


Bankruptcy

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the Bankruptcy Court. The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc. and FINOVA Finance Trust.

The Debtors obtained orders from the Bankruptcy Court on the first day permitting them to continue their operations in the ordinary course, including honoring their obligations to borrowers. The orders also permitted the Debtors to pay certain pre- and post-petition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors.

The Debtors submitted a Joint Plan of Reorganization to the Bankruptcy Court on June 10, 2001. In July, the Debtors' Third Amended and Restated Joint Plan of Reorganization was submitted for creditor approval, and eventually was approved at a confirmation hearing on August 10, 2001. The Bankruptcy Court's order confirming the Plan became final and non-appealable on August 21, 2001, at which time it became effective upon consummation of the Berkadia Loan. See Annex A, Note B "Significant Accounting Policies" for more information regarding the Reorganization Proceedings.

Certain post-confirmation proceedings continue in the Bankruptcy Court relating to proofs of claims filed by creditors or alleged creditors, as well as administrative claims and claims for damages for rejected executory contracts. Many of these claims relate to pre-petition litigation claims, as noted above, and it is possible that some of the claims could be decided against FINOVA. FINOVA believes that any resulting liability for those claims should not materially affect FINOVA's financial position.

Securities Litigation

Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA and Samuel Eichenfield, FINOVA's former chairman, president and chief executive officer. Two of the lawsuits also named FINOVA Capital as a defendant and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis and the Louisiana School Employees Retirement System) and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purported to be on behalf of all those who purchased FINOVA Capital's 7.25% Notes which, prior to the reorganization, would have been due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

By order of the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re: FINOVA Group Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System ("LSERS") as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA, FINOVA Capital, Samuel Eichenfield, Matthew Breyne and Bruno Marszowski as defendants. The consolidated amended complaint generally alleged that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to, among other reasons, bolster FINOVA's stock price. Among other things, the complaint sought unspecified damages for losses incurred by shareowners, plus interest and other relief and rescission with regard to the notes purchased.

Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United

                             THE FINOVA GROUP INC.

States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company's acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, FINOVA, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer and Bruno Marszowski. The complaints allege that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest and other relief.

Another lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler against several former officers of Sirrom Capital Corporation. In various agreements entered into in connection with the Sirrom acquisition, FINOVA had agreed to indemnify the former officers of Sirrom named as defendants. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and with the exchange of Sirrom stock for FINOVA stock as a result of the acquisition. The plaintiffs agreed to a stay of discovery in this case, pending the final determination of the motion to dismiss the consolidated securities litigation.

On January 4, 2001, the United States District Court for the Middle District of Tennessee granted a motion brought by FINOVA and the other defendants to transfer the Cartwright and Sirrom Partners cases to the United States District Court for the District of Arizona. The plaintiff in Caldwell Travel agreed to dismiss that case without prejudice. Pursuant to a Stipulation and Order entered in March 2001, the Cartwright case was consolidated for all purposes with the previous five cases in the FINOVA Group Securities Litigation, and the Sirrom Partners case was consolidated for all pre-trial purposes.

On May 4, 2001, the lead plaintiffs filed a Second Amended Consolidated Complaint for all of the consolidated and transferred actions pending in the United States District Court in Arizona. Among other things, the Second Amended Consolidated Complaint expanded the original class period for the shareholder class to all those who had purchased FINOVA Common Stock, and certain debt securities, between January 14, 1999 and November 13, 2000. It also asserted claims on behalf of a purported subclass of those who exchanged shares of Sirrom stock for FINOVA stock in connection with the 1999 Sirrom acquisition.

By agreement of the parties, the time for the defendants to answer or move to dismiss the Second Amended Consolidated Complaint was extended to August 24, 2001. After extensive negotiations, the parties reached an agreement in principle to resolve all of the various claims in the Consolidated Securities Litigation, including the claims in the Tennessee actions that had been transferred and consolidated in January, and the claims asserted in the Tennessee state court action brought by Ronald Benkler. The Bankruptcy Court gave preliminary approval to the agreement in principle on August 10, 2001. Between September 2001 and January 2002, the lead plaintiffs conducted confirmatory discovery in connection with the settlement. The parties executed a settlement agreement on February 19, 2002, which is pending before the United States District Court in Arizona for preliminary approval. In addition to that approval, the agreement remains subject to certain other conditions. In 2000 FINOVA accrued and in 2001 it funded into an escrow its anticipated share of the settlement.

Finally, two shareowners' derivative lawsuits were filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purported to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against several current and former officers and directors, alleging generally breaches of fiduciary

                             THE FINOVA GROUP INC.

and other duties as directors. These actions sought unspecified money damages and other relief. As with the consolidated securities litigation, the allegations centered generally on claims that there were materially misleading statements regarding FINOVA's loss reserves. The Plan, which was confirmed on August 10, 2001, provided that the Company may enforce any claims or causes of action arising before or after the petition that the Company has against any entity or person, that the Company may pursue or abandon such claims or causes of action as it deems appropriate, and that no creditor or shareowner may pursue or commence such litigation, whether direct or derivative, in regard to such claims and causes of action. The shareowners' derivative actions are thus superceded by the Plan. By stipulation of the parties, the Delaware Chancery Court therefore dismissed the Kass lawsuit in December 2001, and the Arizona District Court dismissed the Burkholter lawsuit in January 2002.

                             THE FINOVA GROUP INC.
                     SUPPLEMENTAL SELECTED FINANCIAL DATA
                    CONDENSED QUARTERLY RESULTS (UNAUDITED)
                 (Dollars in thousands, except per share data)

The following represents the condensed quarterly results for the periods ended:

                                                       Predecessor Company        Reorganized Company
                                                 ------------------------------  --------------------
                                                                      Two Months One Month
                                                  First     Second      Ended      Ended     Fourth
2001:                                            Quarter    Quarter    Aug. 31    Sep. 30    Quarter
-----                                            --------  ---------  ---------- ---------  ---------
Total revenues.................................. $259,376  $ 197,650  $ 117,334  $  55,282  $ 136,497
Total expenses..................................  313,086    631,519    284,029    904,915    428,372
Loss before extraordinary item (1)..............  (75,746)  (436,464)  (157,390)  (850,047)  (292,253)
Net loss (1)....................................  (75,746)  (436,464)  (128,640)  (850,047)  (292,253)
Basic loss before extraordinary item per share..    (1.24)     (7.15)     (2.22)     (6.97)     (2.39)
Diluted loss before extraordinary item per share    (1.24)     (7.15)     (2.22)     (6.97)     (2.39)

                                                           First   Second     Third     Fourth
2000:                                                     Quarter  Quarter   Quarter    Quarter
-----                                                     -------- -------- ---------  ----------
Total revenues........................................... $294,433 $289,058 $ 292,941  $  273,227
Total expenses...........................................  214,347  199,960   408,284   1,083,168
Net income (loss) (1)....................................   10,412   42,933  (274,061)   (719,101)
Basic income (loss) before extraordinary item per share..     0.17     0.70     (4.49)     (11.78)
Diluted income (loss) before extraordinary item per share     0.17     0.69     (4.49)     (11.78)

--------
(1) See Note K "Convertible Preferred Securities" and S "Discontinued Operations" for the effect of discontinued operations and extraordinary item, respectively.

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

10.6     Deferred Compensation Agreement between the Company and Joseph
         S. Steinberg dated December 8, 1998 (filed as Exhibit 10.6 to the 1998 10-K).*

10.7 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit
         10.9 to the 2000 10-K).*

10.8 Form of First Amendment, dated as of August 10, 2001, to Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.8 to the 2001 10-K).*

10.9 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

--------
* Incorporated by reference.

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

10.15 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).*

10.16    Deferred Compensation Agreement between the Company and Thomas
         E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the 2000 10-K).*

10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit
         10.18 to the 2000 10-K).*

10.18 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the 1993 10-K).*

10.19    Amendment, dated as of May 5, 1999, to the Employment
         Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.19 to the 2001 10-K).*

10.20 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit
         10.18 to the 1993 10-K).*

10.21    Amendment, dated as of May 5, 1999, to the Employment
         Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*

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


--------
* Incorporated by reference.

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

10.26 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the August 27, 2001 8-K).*

10.27 First Amended and Restated Berkadia LLC Operating Agreement, dated August 21, 2001, by and among BHF Berkadia Member Inc., WMAC Investment Corporation and Berkadia Management LLC (filed as Exhibit 11 to the Berkshire Schedule 13D).*

10.28    Deferred Compensation Agreement between the Company and Thomas
         E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).*

10.29 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001 (filed as Exhibit
         10.29 to the 2001 10-K).*

21       Subsidiaries of the registrant.

23.1 Consent of independent accountants with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3
         (File No. 33-26434), Form S-8 and S-3 (File No. 33-30277), Form S-8
         (File No. 33-61682), Form S-8 (File No. 33-61718) and Form S-8 (File No. 333-51494)(filed as Exhibit 23.1 to the 2001 10-K).*

23.2 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
         33-61682), Form S-8 (No. 33-61718) and Form S-8 (No.
         333-51494) (filed as Exhibit 23.2 to the 2001 10-K).*.

23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the consolidated financial statements of The FINOVA Group Inc. and the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
         S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form S-8
         (No. 33-61718) and Form S-8 (No. 333-51494).

--------
* Incorporated by reference.