Form 10-Q
period 2002-03-31
LEUCADIA NATIONAL CORP
filed 2002-05-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2002

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
       YES    X                  NO
           -------                 --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       YES                       NO
           -------                 --------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 3, 2002: 55,333,007.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Dollars in thousands, except par value)




                                                                                            March 31,        December 31,
                                                                                              2002                2001
                                                                                           ----------         ----------
                                                                                          (Unaudited)

ASSETS
Investments:
   Available for sale (aggregate cost of $432,799 and $675,170)                            $  490,815         $  722,544
   Trading securities (aggregate cost of $49,415 and $68,547)                                  47,569             63,850
   Held to maturity (aggregate fair value of $563 and $1,665)                                     564              1,666
   Other investments, including accrued interest income                                         6,817             18,272
                                                                                           ----------         ----------
       Total investments                                                                      545,765            806,332
Cash and cash equivalents                                                                     624,756            376,542
Trade, notes and other receivables, net                                                       571,301            616,507
Prepaids and other assets                                                                     258,861            256,937
Property, equipment and leasehold improvements, net                                           163,086            162,160
Investments in associated companies                                                           339,175            358,761
                                                                                           ----------         ----------

           Total                                                                           $2,502,944         $2,577,239
                                                                                           ==========         ==========

LIABILITIES
Customer banking deposits                                                                  $  435,011         $  476,495
Trade payables and expense accruals                                                            66,700             85,296
Other liabilities                                                                             208,970            224,997
Income taxes payable                                                                          116,447            124,692
Deferred tax liability                                                                         18,893             13,766
Debt, including current maturities                                                            334,173            343,276
                                                                                           ----------         ----------
       Total liabilities                                                                    1,180,194          1,268,522
                                                                                           ----------         ----------

Commitments and contingencies

Minority interest                                                                              10,108             15,064
                                                                                           ----------         ----------
Company-obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely subordinated debt securities of the Company                   98,200             98,200
                                                                                           ----------         ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
 55,323,307 and 55,318,257 shares issued and outstanding, after
 deducting 63,119,084 and 63,117,584 shares held in treasury                                   55,323             55,318
Additional paid-in capital                                                                     54,883             54,791
Accumulated other comprehensive income                                                         20,811             14,662
Retained earnings                                                                           1,083,425          1,070,682
                                                                                           ----------         ----------
       Total shareholders' equity                                                           1,214,442          1,195,453
                                                                                           ----------         ----------

           Total                                                                           $2,502,944         $2,577,239
                                                                                           ==========         ==========




             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2002 and 2001
(In thousands, except per share amounts)
(Unaudited)


                                                                                                           2002               2001
                                                                                                           ----               ----
Revenues:
   Manufacturing                                                                                         $ 12,388          $ 13,648
   Finance                                                                                                 24,704            27,712
   Investment and other income                                                                             34,739            45,971
   Equity in income of associated companies                                                                30,530             8,315
   Net securities gains (losses)                                                                           (9,005)            2,768
                                                                                                         --------          --------
                                                                                                           93,356            98,414
                                                                                                         --------          --------
Expenses:
   Manufacturing cost of goods sold                                                                         8,292             9,688
   Interest                                                                                                 9,844            14,580
   Salaries                                                                                                10,862            12,718
   Selling, general and other expenses                                                                     42,456            39,521
                                                                                                         --------          --------
                                                                                                           71,454            76,507
                                                                                                         --------          --------
       Income from continuing operations before income taxes, minority expense of trust preferred securities and cumulative effect of
        a change in accounting principle                                                                   21,902            21,907
Income taxes                                                                                                7,778             7,755
                                                                                                         --------          --------
       Income from continuing operations before minority expense of trust preferred securities and cumulative effect of a change in
        accounting principle                                                                               14,124            14,152
Minority expense of trust preferred securities, net of taxes                                                1,381             1,381
                                                                                                         --------          --------
       Income from continuing operations before cumulative effect of a
        change in accounting principle                                                                     12,743            12,771
Loss from discontinued operations, net of taxes                                                              --             (32,669)
                                                                                                         --------          --------
       Income (loss) before cumulative effect of a change in accounting
        principle                                                                                          12,743           (19,898)
Cumulative effect of a change in accounting principle                                                        --                 411
                                                                                                         --------          --------
       Net income (loss)                                                                                 $ 12,743          $(19,487)
                                                                                                         ========          ========

Basic earnings (loss) per common share:
   Income from continuing operations before cumulative effect of a
    change in accounting principle                                                                       $    .23          $    .23
   Loss from discontinued operations                                                                         --                (.59)
   Cumulative effect of a change in accounting principle                                                     --                 .01
                                                                                                         --------          --------
       Net income (loss)                                                                                 $    .23          $   (.35)
                                                                                                         ========          ========

Diluted earnings (loss) per common share:
   Income from continuing operations before cumulative effect of a
    change in accounting principle                                                                       $    .23          $    .23
   Loss from discontinued operations                                                                         --                (.59)
   Cumulative effect of a change in accounting principle                                                     --                 .01
                                                                                                         --------          --------
       Net income (loss)                                                                                 $    .23          $   (.35)
                                                                                                         ========          ========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2002 and 2001
(In thousands)
(Unaudited)

                                                                                                           2002                2001
                                                                                                           ----                ----
Net cash flows from operating activities:
Net income (loss)                                                                                       $  12,743         $ (19,487)
Adjustments to reconcile net income (loss) to net cash provided by (used for)operations:
  Cumulative effect of a change in accounting principle                                                      --                (411)
  Provision (benefit) for deferred income taxes                                                             1,162           (13,131)
  Depreciation and amortization of property, equipment and leasehold improvements                           4,912             3,878
  Other amortization (primarily related to investments)                                                      (232)           (1,851)
  Provision for doubtful accounts                                                                           7,038             9,163
  Net securities (gains) losses                                                                             9,005            (2,768)
  Equity in income of associated companies                                                                (30,530)           (8,315)
  Gain on disposal of real estate, property and equipment, and other assets                                (3,101)           (5,950)
  Investments classified as trading, net                                                                    1,190             4,449
  Net change in:
    Trade and other receivables                                                                            11,182             4,695
    Prepaids and other assets                                                                                  43            (2,962)
    Trade payables and expense accruals                                                                    (9,360)          (15,106)
    Other liabilities                                                                                        (501)           31,740
    Income taxes payable                                                                                   (8,245)            2,746
  Other                                                                                                    (2,434)            1,080
  Net change in net assets of discontinued operations                                                        --              50,381
                                                                                                        ---------         ---------
    Net cash provided by (used for) operating activities                                                   (7,128)           38,151
                                                                                                        ---------         ---------

Net cash flows from investing activities:
Acquisition of real estate, property and equipment, and other assets                                      (15,724)           (8,049)
Proceeds from disposals of real estate, property and equipment, and other assets                           15,092            14,544
Advances on loan receivables                                                                              (18,471)          (81,829)
Principal collections on loan receivables                                                                  46,541            48,884
Advances on notes receivables                                                                                (450)           (2,117)
Collections on notes receivables                                                                               71            36,538
Investments in associated companies                                                                           (25)           (3,803)
Distributions from associated companies                                                                    31,948            28,767
Purchases of investments (other than short-term)                                                         (118,027)         (272,732)
Proceeds from maturities of investments                                                                   233,432            42,178
Proceeds from sales of investments                                                                        130,419            78,234
                                                                                                        ---------         ---------
   Net cash provided by (used for) investing activities                                                   304,806          (119,385)
                                                                                                        ---------         ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                                   (41,108)            8,788
Issuance of long-term debt, net of issuance costs                                                           4,825              --
Reduction of long-term debt                                                                               (13,062)           (2,788)
Purchase of common shares for treasury                                                                        (51)             --
                                                                                                        ---------         ---------
   Net cash provided by (used for) financing activities                                                   (49,396)            6,000
                                                                                                        ---------         ---------
Effect of foreign exchange rate changes on cash                                                               (68)           (4,504)
                                                                                                        ---------         ---------
   Net increase (decrease) in cash and cash equivalents                                                   248,214           (79,738)
Cash and cash equivalents at January 1,                                                                   376,542           529,812
                                                                                                        ---------         ---------
Cash and cash equivalents at March 31,                                                                  $ 624,756         $ 450,074
                                                                                                        =========         =========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2002 and 2001
(In thousands, except par value)
(Unaudited)



                                                               Common                   Accumulated
                                                               Shares     Additional       Other
                                                               $1 Par       Paid-In     Comprehensive     Retained
                                                                Value       Capital     Income (Loss)     Earnings        Total
                                                              --------    ---------    --------------     ---------      --------

Balance, January 1, 2001                                       $ 55,297    $ 54,340      $  2,585        $1,092,019      $1,204,241
                                                                                                                         ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on investments                                       (519)                             (519)
   Net change in unrealized foreign exchange gain (loss)                                  (10,545)                          (10,545)
   Net change in unrealized gain (loss) on derivative
    instruments (including the cumulative effect of a
    change in accounting principle of $1,371)                                                (613)                             (613)
   Net loss                                                                                                 (19,487)        (19,487)
                                                                                                                         ----------
     Comprehensive loss                                                                                                     (31,164)
                                                                                                                         ----------
Exercise of options to purchase common shares                        10         216                                             226
                                                               --------    --------      --------        ----------      ----------

Balance, March 31, 2001                                        $ 55,307    $ 54,556      $ (9,092)       $1,072,532      $1,173,303
                                                               ========    ========      ========        ==========      ==========

Balance, January 1, 2002                                       $ 55,318    $ 54,791      $ 14,662        $1,070,682      $1,195,453
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on investments                                      7,263                             7,263
   Net change in unrealized foreign exchange gain (loss)                                   (1,467)                           (1,467)
   Net change in unrealized gain (loss) on derivative
    instruments                                                                               353                               353
   Net income                                                                                                12,743          12,743
                                                                                                                         ----------
     Comprehensive income                                                                                                    18,892
                                                                                                                         ----------
Exercise of options to purchase common shares                         6         142                                             148
Purchase of stock for treasury                                       (1)        (50)                                            (51)
                                                               --------    --------      --------        ----------      ----------

Balance, March 31, 2002                                        $ 55,323    $ 54,883      $ 20,811        $1,083,425      $1,214,442
                                                               ========    ========      ========        ==========      ==========







             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2001, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2001 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2001 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2002 presentation.

2. Certain information concerning the Company's segments for the three month periods ended March 31, 2002 and 2001 is presented in the following table. Prior period amounts have been reclassified for the domestic real estate operations, which were previously included in Other Operations.



                                                                                    2002                2001
                                                                                    ----                ----
                                                                                         (In thousands)
     Revenues:
        Banking and lending                                                       $ 28,677            $ 29,068
        Foreign real estate                                                          5,259               5,921
        Domestic real estate                                                         8,379               9,741
        Manufacturing                                                               12,408              13,699
        Other operations                                                             7,578              13,443
        Equity in associated companies                                              30,530               8,315
        Corporate                                                                      525              18,227
                                                                                  --------            --------

            Total consolidated revenues                                           $ 93,356            $ 98,414
                                                                                  ========            ========

     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and cumulative effect of a change in accounting principle:
        Banking and lending                                                       $  4,065            $   (719)
        Foreign real estate                                                          2,152               1,381
        Domestic real estate                                                           243               3,044
        Manufacturing                                                                1,230                 742
        Other operations                                                               292               5,646
        Equity in associated companies                                              30,530               8,315
        Corporate                                                                  (16,610)              3,498
                                                                                  --------            --------
            Total consolidated income from continuing operations before income taxes, minority expense of trust preferred securities
             and cumulative effect of a change in accounting principle            $ 21,902            $ 21,907
                                                                                  ========            ========


3. The Company accounts for its investment in Berkadia under the equity method of accounting. At March 31, 2002, the book value of the Company's equity investment in Berkadia was negative $111,400,000, which is included in other liabilities in the consolidated balance sheet. As more fully described in the 2001 10-K, the negative carrying amount results from Berkadia's distribution of loan fees received and the Company's recognition in 2001 of its share of The FINOVA Group Inc.'s ("FINOVA") non-cash losses recorded by Berkadia, partially offset by the Company's share of Berkadia's income related to Berkadia's loan to FINOVA. The Company has guaranteed 10% of Berkadia's debt and, although the Company has no cash investment in Berkadia, it records its share of any losses recorded by Berkadia up to the amount of the guarantee. As of April 30, 2002, the outstanding amount of the guarantee was $320,000,000.

     For the three month period ended March 31, 2002, the Company's equity in the income of Berkadia consists of the following (in thousands):

        Net interest spread on the Berkadia loan - 10% of total                               $  2,100
        Amortization of Berkadia loan discount related to cash fees - 50% of total               7,100
        Amortization of Berkadia loan discount related to FINOVA stock - 50% of total           11,200
                                                                                              --------
            Equity in income of associated companies - Berkadia                               $ 20,400
                                                                                              ========

     The amortization of the Berkadia loan discount has been accelerated as a result of principal payments on the Berkadia loan that were greater than expected at the time the loan was made. For the three months ended March 31, 2002, the effect of this acceleration was to increase the Company's equity in income of Berkadia by approximately $6,600,000. Loan repayments from FINOVA are unlikely to continue at the pace experienced to date.

4. A summary of accumulated other comprehensive income (loss) at March 31, 2002 and December 31, 2001 is as follows (in thousands):

                                                                              March 31,     December 31,
                                                                                2002            2001
                                                                              --------        ---------
          Net unrealized gains on investments                                 $ 38,944        $ 31,681
          Net unrealized foreign exchange losses                               (18,079)        (16,612)
          Net unrealized losses on derivative instruments                          (54)           (407)
                                                                              --------        --------
                                                                              $ 20,811        $ 14,662
                                                                              ========        ========

5. Included in investment and other income for the three month periods ended March 31, 2002 and 2001 are income (charges) of $2,700,000 and $(1,100,000), respectively, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133").

6. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 55,320,000 and 55,299,000 for the three month periods ended March 31, 2002 and 2001, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 55,588,000 and 55,299,000 for the three month periods ended March 31, 2002 and 2001, respectively. For 2001, options and warrants to purchase approximately 347,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted earnings
     (loss) per share, as those options and warrants were antidilutive.

7. Cash paid for interest and income taxes (net of refunds) was $12,700,000 and $14,100,000, respectively, for the three month period ended March 31, 2002 and $15,000,000 and $100,000, respectively, for the three month period ended March 31, 2001.

8. As disclosed in the 2001 10-K, in connection with its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, the Internal Revenue Service ("IRS") had issued Notices of Proposed Adjustments that, if sustained, would have resulted in approximately $80,000,000 of tax, plus interest. The Company believes that it is adequately reserved for this exposure. In April 2002, the IRS revised these Notices of Proposed Adjustments. The Company has agreed to these revised Notices of Proposed Adjustments, as well as other adjustments proposed by the IRS, which in total resulted in the payment of $326,000. Although the Company has agreed to the IRS adjustments, until the statute of limitations expires on December 31, 2002, the IRS has the right to propose additional adjustments.

9. In April 2002, the Company entered into an agreement to sell its interest in Fidei, its foreign real estate subsidiary, to an unrelated third party for total proceeds of approximately 70,000,000 Euros (approximately $61,000,000), which is expected to close during the second quarter of 2002. The Company expects to record a gain of approximately $20,000,000 on this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10-K.

                         Liquidity and Capital Resources

For the three month period ended March 31, 2002, net cash was used for operations principally as a result of the payment of income taxes. For the three month period ended March 31, 2001, net cash was provided by operations.

As of March 31, 2002, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $813,100,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $500,600,000 (62%), the equity investment in White Mountains Insurance Group, Ltd. of $129,500,000 (16%) and other publicly traded debt and equity securities aggregating $183,000,000 (22%). Additional sources of liquidity as of March 31, 2002 include $165,900,000 of cash and marketable securities collateralizing letters of credit.

As a result of principal payments, as of April 30, 2002, the Company's guarantee of Berkadia's financing has been reduced to $320,000,000.

                              Results of Operations

                        Three Months Ended March 31, 2002
                Compared to the Three Months Ended March 31, 2001

Finance revenues, which reflect the level and mix of consumer instalment loans, decreased in the three month period ended March 31, 2002 as compared to the similar period in 2001 due to fewer average loans outstanding. Average loans outstanding during the three month period ended March 31, 2002 were $491,000,000 as compared to $524,300,000 during the three month period ended March 31, 2001. Pre-tax results for the banking and lending segment increased for the first quarter of 2002 as compared to 2001, however, primarily due to changes in market values of interest rate swaps, lower interest expense due to reduced customer banking deposits and lower interest rates thereon, a lower provision for loan losses largely due to the reduced amount of new loans, and less salaries expense, partially offset by greater net interest paid on interest rate swaps. The reduction in loans and salaries resulted from the Company's decision in September 2001 to stop originating subprime automobile loans and subsequently to consolidate its operations, as more fully described in the 2001 10-K.

Pre-tax results for the banking and lending segment for the three month periods ended March 31, 2002 and 2001 reflect $1,900,000 and $(3,200,000), respectively, of income (charges) primarily resulting from marking-to-market its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

Fidei's revenues declined in the first quarter of 2002 as compared to 2001 primarily due to lower investment income and decreased rent income due to the smaller base of remaining real estate properties, partially offset by increased gains from sales of real estate properties. Pre-tax results increased for 2002, however, principally due to lower interest expense reflecting the maturity and early extinguishments of certain debt in 2001 and lower rental operations expense. In April 2002, the Company entered into an agreement to sell its interest in Fidei to an unrelated third party for total proceeds of approximately 70,000,000 Euros (approximately $61,000,000), which is expected to close during the second quarter of 2002. The Company expects to record a gain of approximately $20,000,000 on this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Revenues and pre-tax income from domestic real estate declined in the first quarter of 2002 as compared to the same period in 2001. This reduction was principally due to less rent income, largely due to the sale of one of the Company's shopping centers in the fourth quarter of 2001, less income from property sales and greater operating costs, partially offset by increased revenues from the Company's Hawaiian hotel, which it began operating in the third quarter of 2001.

Although manufacturing revenues declined in the first quarter of 2002 as compared to the same period in 2001, gross profit and pre-tax income increased. The $1,300,000 decline in revenues primarily reflected reductions in the consumer products market due to a customer for the Asian market no longer using one of the Company's products, and in the agricultural markets, partially offset by increased sales in the home furnishings and construction markets. Gross profit and pre-tax results for 2002 increased slightly as compared to 2001 principally due to lower raw material costs and plant personnel reductions partially offset by higher fixed costs relating to the Belgium manufacturing facility.

Investment and other income decreased in the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001 principally due to a reduction in investment income of $8,000,000 resulting from a decline in interest rates, a $5,500,000 decline in revenues from the Company's gas operations due to lower production and prices, less rent income, as discussed above, and less income from domestic property sales. Such decreases were partially offset by increased income of $3,800,000 related to its derivative financial instruments, increased revenues from the Company's Hawaiian hotel and increased gains from Fidei's sale of real estate properties.

The increase in equity in income of associated companies in the first quarter of 2002 as compared to the same period in 2001 was primarily due to income from the Company's equity investment in Berkadia LLC. As more fully described in Note 3 of Notes to Interim Consolidated Financial Statements, the Company recognized $20,400,000 of income from this investment in 2002, of which $18,300,000 related to the amortization of discount from the Berkadia loan. Equity in income of associated companies also included $2,900,000 of income from the Company's equity investment in Olympus Re Holdings, Ltd., an investment the Company made in December 2001. Such increases were partially offset by $5,500,000 less income from the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC.

Net securities gains (losses) for the three months ended March 31, 2002 includes a provision of $5,000,000 to write down the Company's equity investment in a non-public fund.

The decline in interest expense in the first quarter of 2002 as compared to the same period in 2001 was principally due to lower interest expense at the banking and lending segment due to reduced customer banking deposits and lower interest rates thereon and lower interest expense at Fidei attributable to the maturity and early extinguishment of certain debt in 2001.

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

risks  and  uncertainties.   Future  events  and  actual  results  could  differ
materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in foreign and domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, increased competition in the reinsurance markets, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations or investments, developments in property and casualty claims handling, including adverse litigation developments, that could adversely affect the liquidation plan of the Empire Group, the Company's ability to manage the claims runoff of the Empire Group, changes in U.S. real estate markets, including the residential market in Southern California and the commercial market in Hawaii, changes in the commercial real estate market in France, increased competition in the super premium wine industry, adverse economic, political or environmental developments in Spain that could delay or preclude the issuance of permits necessary to develop the Company's copper mining rights or could result in increased costs of bringing the project to completion, increased costs in financing the development of these mining rights, decreases in world wide copper prices, increased competition in the international and domestic plastics market and increased raw material costs, increased default rates and decreased value of assets pledged to the Company, the Company's ability to generate new loan products, the impact of the September 11, 2001 terrorist attacks on the U.S. and world economies in general and on the business and operations of FINOVA's and the Company's subsidiaries, the ability of FINOVA Capital to repay the Berkadia loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital in connection with the Berkadia loan, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

           a)   Exhibits.

                None.

           b)   Reports on Form 8-K.

                The Company filed a current report on Form 8-K dated February 8, 2002 which sets forth information under Item 5. Other Events.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           LEUCADIA NATIONAL CORPORATION
                                                    (Registrant)




Date:  May 8, 2002                             By: /s/ Barbara L. Lowenthal
                                               ------------------------
                                               Barbara L. Lowenthal
                                               Vice President and Comptroller
                                               (Chief Accounting Officer)