Form 10-Q
period 2002-06-30
LEUCADIA NATIONAL CORP
filed 2002-08-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2002

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



APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 5, 2002: 55,346,343.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(Dollars in thousands, except par value)


                                                                                         June 30,         December 31,
                                                                                           2002               2001
                                                                                        -----------       ----------
                                                                                       (Unaudited)

ASSETS
Investments:
   Available for sale (aggregate cost of $662,213 and $579,342)                        $  716,931        $  626,584
   Trading securities (aggregate cost of $36,587 and $68,547)                              32,367            63,850
   Held to maturity (aggregate fair value of $359 and $1,665)                                 359             1,666
   Other investments, including accrued interest income                                     7,729            14,949
                                                                                       ----------        ----------
       Total investments                                                                  757,386           707,049
Cash and cash equivalents                                                                 483,853           373,222
Trade, notes and other receivables, net                                                   505,301           596,229
Prepaids and other assets                                                                 213,330           227,709
Property, equipment and leasehold improvements, net                                       170,605           162,158
Investments in associated companies                                                       348,228           358,761
Net assets of discontinued operations                                                       --               43,959
                                                                                       ----------        ----------

           Total                                                                       $2,478,703        $2,469,087
                                                                                       ==========        ==========

LIABILITIES
Customer banking deposits                                                              $  468,025        $  476,495
Trade payables and expense accruals                                                        74,537            74,988
Other liabilities                                                                         198,992           215,689
Income taxes payable                                                                       98,248           124,692
Deferred tax liability                                                                     25,470            17,051
Debt, including current maturities                                                        250,777           252,279
                                                                                         --------        ----------
       Total liabilities                                                                1,116,049         1,161,194
                                                                                       ----------        ----------

Commitments and contingencies

Minority interest                                                                          11,068            14,240
                                                                                       ----------        ----------
Company-obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely subordinated debt securities of the Company               98,200            98,200
                                                                                       ----------        ----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
   55,343,843 and 55,318,257 shares issued and outstanding, after
   deducting 63,120,448 and 63,117,584 shares held in treasury                             55,344            55,318
Additional paid-in capital                                                                 55,311            54,791
Accumulated other comprehensive income                                                     32,225            14,662
Retained earnings                                                                       1,110,506         1,070,682
                                                                                       ----------        ----------
       Total shareholders' equity                                                       1,253,386         1,195,453
                                                                                       ----------        ----------

           Total                                                                       $2,478,703        $2,469,087
                                                                                       ==========        ==========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the periods ended June 30, 2002 and 2001
(In thousands, except per share amounts)
(Unaudited)


                                                                                     For the Three Month         For the Six Month
                                                                                    Period Ended June 30,      Period Ended June 30,
                                                                                    ---------------------      ---------------------
                                                                                       2002          2001       2002         2001
                                                                                       ----          ----       ----         ----

Revenues:
   Manufacturing                                                                   $  13,915    $  12,613    $  26,303    $  26,261
   Finance                                                                            23,002       28,898       47,706       56,610
   Investment and other income                                                        36,692       47,387       66,173       87,586
   Equity in income of associated companies                                           25,055       18,509       55,585       26,824
   Net securities gains (losses)                                                      (3,292)      10,415      (12,298)      13,034
                                                                                   ---------    ---------    ---------    ---------
                                                                                      95,372      117,822      183,469      210,315
                                                                                   ---------    ---------    ---------    ---------

Expenses:
   Manufacturing cost of goods sold                                                    9,140        8,346       17,432       18,034
   Interest                                                                            8,922       12,436       17,510       24,647
   Salaries                                                                            9,660       11,240       20,228       23,833
   Selling, general and other expenses                                                35,439       38,896       76,338       76,371
                                                                                   ---------    ---------    ---------    ---------
                                                                                      63,161       70,918      131,508      142,885
                                                                                   ---------    ---------    ---------    ---------
       Income from continuing operations before income taxes, minority expense of trust preferred securities and cumulative effect
        of a change in accounting principle                                           32,211       46,904       51,961       67,430
Income taxes                                                                          11,402       15,046       18,468       22,404
                                                                                   ---------    ---------    ---------    ---------
       Income from continuing operations before minority expense of trust preferred securities and cumulative effect of a change
        in accounting principle                                                       20,809       31,858       33,493       45,026
Minority expense of trust preferred securities, net of taxes                           1,380        1,380        2,761        2,761
                                                                                   ---------    ---------    ---------    ---------
       Income from continuing operations before cumulative effect
        of a change in accounting principle                                           19,429       30,478       30,732       42,265
Income (loss) from discontinued operations, net of taxes                               3,140       (4,604)       4,580      (36,289)
Gain on disposal of discontinued operations, net of taxes                              4,512         --          4,512         --
                                                                                   ---------    ---------    ---------    ---------
       Income before cumulative effect of a change in accounting principle            27,081       25,874       39,824        5,976
Cumulative effect of a change in accounting principle                                   --           --           --            411
                                                                                   ---------    ---------    ---------    ---------
       Net income                                                                  $  27,081    $  25,874    $  39,824    $   6,387
                                                                                   =========    =========    =========    =========

Basic earnings (loss) per common share:
   Income from continuing operations before cumulative effect of a
    change in accounting principle                                                 $     .35    $     .55    $     .56    $     .76
   Income (loss) from discontinued operations                                            .06         (.08)         .08         (.65)
   Gain on disposal of discontinued operations                                           .08         --            .08         --
   Cumulative effect of a change in accounting principle                                --           --           --            .01
                                                                                   ---------    ---------    ---------    ---------
       Net income                                                                  $     .49    $     .47    $     .72    $     .12
                                                                                   =========    =========    =========    =========

Diluted earnings (loss) per common share:
   Income from continuing operations before cumulative effect of a
    change in accounting principle                                                 $     .35    $     .55    $     .56    $     .76
   Income (loss) from discontinued operations                                            .06         (.08)         .08         (.65)
   Gain on disposal of discontinued operations                                           .08         --            .08         --
   Cumulative effect of a change in accounting principle                                --           --           --            .01
                                                                                   ---------    ---------    ---------    ---------
       Net income                                                                  $     .49    $     .47    $     .72    $     .12
                                                                                   =========    =========    =========    =========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

                                                                                               2002                2001
                                                                                               ----                ----

Net cash flows from operating activities:
Net income                                                                                  $  39,824         $   6,387
Adjustments to reconcile net income to net cash provided by operations:
 Cumulative effect of a change in accounting principle                                           --                (411)
 Provision (benefit) for deferred income taxes                                                  6,316            (3,438)
 Depreciation and amortization of property, equipment and leasehold improvements                9,350             7,741
 Other amortization (primarily related to investments)                                           (474)           (7,000)
 Provision for doubtful accounts                                                               11,440            16,448
 Net securities (gains) losses                                                                 12,298           (13,034)
 Equity in income of associated companies                                                     (55,585)          (26,824)
 Gain on disposal of real estate, property and equipment, and other assets                    (11,859)          (16,172)
 Gain on disposal of discontinued operations                                                   (4,512)             --
 Investments classified as trading, net                                                        56,177            (3,687)
 Net change in:
   Trade and other receivables                                                                  3,676              (793)
   Prepaids and other assets                                                                      546            (3,454)
   Trade payables and expense accruals                                                         (2,065)          (30,821)
   Other liabilities                                                                             (106)           31,661
   Income taxes payable                                                                       (26,808)           (5,091)
Other                                                                                           1,489             2,882
Net change in net assets of discontinued operations                                            (5,384)           54,654
                                                                                             --------         ---------
   Net cash provided by operating activities                                                   34,323             9,048
                                                                                             --------         ---------

Net cash flows from investing activities:
Acquisition of real estate, property and equipment, and other assets                          (19,789)          (24,196)
Proceeds from disposals of real estate, property and equipment, and other assets               44,875            45,551
Proceeds from sale of discontinued operations                                                  66,241              --
Advances on loan receivables                                                                  (48,381)         (164,129)
Principal collections on loan receivables                                                      93,734            95,908
Advances on notes receivables                                                                    (650)           (2,584)
Collections on notes receivables                                                                   74            38,622
Investments in associated companies                                                            (1,506)           (5,714)
Distributions from associated companies                                                        36,470            50,709
Purchases of investments (other than short-term)                                             (478,784)         (638,801)
Proceeds from maturities of investments                                                       324,449           158,966
Proceeds from sales of investments                                                             69,333           124,516
                                                                                            ---------         ---------
   Net cash provided by (used for) investing activities                                        86,066          (321,152)
                                                                                            ---------         ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                        (7,794)           29,681
Issuance of long-term debt, net of issuance costs                                               6,145            53,979
Reduction of long-term debt                                                                    (8,163)           (4,048)
Purchase of common shares for treasury                                                            (98)              (34)
                                                                                            ---------         ---------
   Net cash provided by (used for) financing activities                                        (9,910)           79,578
                                                                                            ---------         ---------
Effect of foreign exchange rate changes on cash                                                   152              (457)
                                                                                            ---------         ---------
   Net increase (decrease) in cash and cash equivalents                                       110,631          (232,983)
Cash and cash equivalents at January 1,                                                       373,222           475,367
                                                                                            ---------         ---------
Cash and cash equivalents at June 30,                                                       $ 483,853         $ 242,384
                                                                                            =========         =========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2002 and 2001
(In thousands, except par value)
(Unaudited)



                                                              Common                     Accumulated
                                                              Shares     Additional         Other
                                                              $1 Par      Paid-In       Comprehensive      Retained
                                                              Value       Capital        Income (Loss)     Earnings       Total
                                                              -----      ----------     -------------      --------       -----

Balance, January 1, 2001                                    $ 55,297     $ 54,340        $   2,585        $1,092,019    $1,204,241
                                                                                                                        ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on investments                                      (7,632)                         (7,632)
   Net change in unrealized foreign exchange gain (loss)                                   (10,286)                        (10,286)
   Net change in unrealized gain (loss) on derivative
    instruments (including the cumulative effect of a
    change in accounting principle of $1,371)                                                 (139)                           (139)
   Net income                                                                                                  6,387         6,387
                                                                                                                         ---------
     Comprehensive loss                                                                                                    (11,670)
                                                                                                                         ---------
Exercise of options to purchase common shares                     17          376                                              393
Purchase of stock for treasury                                    (1)         (33)                                             (34)
                                                            --------     --------        ---------        ----------     ---------

Balance, June 30, 2001                                      $ 55,313     $ 54,683        $ (15,472)       $1,098,406    $1,192,930
                                                            ========     ========        =========        ==========    ==========

Balance, January 1, 2002                                    $ 55,318     $ 54,791        $  14,662        $1,070,682    $1,195,453
                                                                                                                        ----------
Comprehensive income:
   Net change in unrealized gain (loss) on investments                                       4,315                           4,315
   Net change in unrealized foreign exchange gain (loss)                                    14,209                          14,209
   Net change in unrealized gain (loss) on derivative
    instruments                                                                               (961)                           (961)
   Net income                                                                                                 39,824        39,824
                                                                                                                        ----------
     Comprehensive income                                                                                                   57,387
                                                                                                                        ----------
Exercise of options to purchase common shares                     29          615                                              644
Purchase of stock for treasury                                    (3)         (95)                                             (98)
                                                            --------    ---------        ---------        ----------    ----------

Balance, June 30, 2002                                      $ 55,344    $  55,311        $  32,225        $1,110,506    $1,253,386
                                                            ========    =========        =========        ==========    ==========







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

2. During the second quarter of 2002, the Company sold its interest in Fidei, its foreign real estate subsidiary, to an unrelated third party for total proceeds of 70,400,000 Euros ($66,200,000), which resulted in an after tax gain on the sale reflected in results of operations of $4,500,000 for the six and three month periods ended June 30, 2002, and an increase to shareholders' equity of $12,100,000 as of June 30, 2002. In connection with this transaction, the Company classified its foreign real estate operations as discontinued operations and, accordingly, prior period financial statements have been reclassified to conform with this presentation.

     Prior to the sale, the Company had recorded an unrealized loss in accumulated other comprehensive income of $7,600,000, relating to currency translation adjustments and a deferred gain resulting from the early termination of a currency swap agreement. Upon the sale, this unrealized loss was recognized in results of operations, reducing the after tax gain on the sale for the six and three month periods ended June 30, 2002, while increasing shareholders' equity as of June 30, 2002.

     In connection with receiving the sale proceeds in Euros, the Company entered into a participating currency derivative that upon expiration provides for the Company to receive a minimum of $65,100,000 in exchange for 70,000,000 Euros. If the Euro should appreciate in value relative to the dollar above $.93, the derivative contract provides that the Company will receive 75% of such appreciation. Included in investment and other income for the periods ended June 30, 2002, is a net gain of $2,100,000, representing the translation gain on the Euros held by the Company, partially offset by the mark-to-market loss on the derivative contract and the premium paid to purchase the contract.

3. Certain information concerning the Company's segments for the six and three month periods ended June 30, 2002 and 2001 is presented in the following table. Prior period amounts have been reclassified for the domestic real estate operations, which were previously included in Other Operations.



                                                                               For the Three Month          For the Six Month
                                                                              Period Ended June 30,       Period Ended June 30,
                                                                              ---------------------        ---------------------
                                                                               2002           2001         2002            2001
                                                                               ----           ----         ----            ----
                                                                                               (In thousands)

Revenues:
   Banking and lending                                                       $ 24,723      $ 32,886     $  53,400     $  61,954
   Domestic real estate                                                        17,063        16,840        25,442        26,581
   Manufacturing                                                               13,931        12,657        26,339        26,356
   Other operations                                                            10,723        12,117        18,301        25,560
   Equity in associated companies                                              25,055        18,509        55,585        26,824
   Corporate (a)                                                                3,877        24,813         4,402        43,040
                                                                             --------      --------     ---------     ---------
       Total consolidated revenues                                           $ 95,372      $117,822     $ 183,469     $ 210,315
                                                                             ========      ========     =========     =========

                                                                                                                   (continued)



                                                                               For the Three Month          For the Six Month
                                                                              Period Ended June 30,       Period Ended June 30,
                                                                              ---------------------        ---------------------
                                                                               2002           2001         2002            2001
                                                                               ----           ----         ----            ----
                                                                                               (In thousands)
Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and cumulative effect of a change in accounting principle:
   Banking and lending                                                       $  6,445      $  5,789     $  10,510     $   5,070
   Domestic real estate                                                         8,854         9,200         9,097        12,244
   Manufacturing                                                                2,064           900         3,294         1,642
   Other operations                                                             2,514         2,969         2,806         8,615
   Equity in associated companies                                              25,055        18,509        55,585        26,824
   Corporate (a)                                                              (12,721)        9,537       (29,331)       13,035
                                                                              -------      --------     ---------      --------
       Total consolidated income from continuing operations before income taxes, minority expense of trust preferred securities
        and cumulative effect of a change in accounting principle             $32,211      $ 46,904     $  51,961      $ 67,430
                                                                              =======      ========     =========      ========




(a) Includes provisions that reduce net security gains (losses) by $19,700,000 and $14,700,000 for the six and three month periods ended June 30, 2002, respectively, to write down investments in certain available for sale securities and an equity investment in a non-public fund.


4. The Company accounts for its investment in Berkadia under the equity method of accounting. At June 30, 2002, the book value of the Company's equity investment in Berkadia was negative $98,800,000, which is included in other liabilities in the consolidated balance sheet. As more fully described in the 2001 10-K, the negative carrying amount results from Berkadia's distribution of loan fees received and the Company's recognition in 2001 of its share of The FINOVA Group Inc.'s ("FINOVA") non-cash losses recorded by Berkadia, partially offset by the Company's share of Berkadia's income related to Berkadia's loan to FINOVA. The Company has guaranteed 10% of Berkadia's debt and, although the Company has no cash investment in Berkadia, it records its share of any losses recorded by Berkadia up to the amount of the guarantee. In 2001, Berkadia suspended its recognition of its share of FINOVA's losses, since the carrying amount of Berkadia's investment in FINOVA's common stock was reduced to zero. As of July 31, 2002, the outstanding amount of the guarantee was $265,000,000.

     For the six and three month periods ended June 30, 2002, the Company's equity in the income of Berkadia consists of the following (in thousands):



                                                                                    For the Three             For the Six
                                                                                     Month Period            Month Period
                                                                                 Ended June 30, 2002       Ended June 30, 2002
                                                                                 -------------------      --------------------


     Net interest spread on the Berkadia loan - 10% of total                           $   1,500               $   3,600
     Amortization of Berkadia loan discount related to cash fees -
      50% of total                                                                         5,100                  12,200
     Amortization of Berkadia loan discount related to FINOVA
      stock - 50% of total                                                                 8,100                  19,300
                                                                                       ---------               ---------
            Equity in income of associated companies - Berkadia                        $  14,700               $  35,100
                                                                                       =========               =========

     The amortization of the Berkadia loan discount has been accelerated as a result of principal payments on the Berkadia loan that were greater than expected at the time the loan was made. For the six and three month periods ended June 30, 2002, the effect of this acceleration was to increase the Company's equity in income of Berkadia by approximately $16,900,000 and $3,500,000, respectively. Loan repayments from FINOVA are unlikely to continue at the pace experienced to date.

5. A summary of accumulated other comprehensive income (loss) at June 30, 2002 and December 31, 2001 is as follows (in thousands):


                                                                             June 30,         December 31,
                                                                               2002               2001
                                                                             ------            ----------

          Net unrealized gains on investments                                $35,996           $ 31,681
          Net unrealized foreign exchange losses                              (2,403)           (16,612)
          Net unrealized losses on derivative instruments                     (1,368)              (407)
                                                                             -------           --------
                                                                             $32,225           $ 14,662
                                                                             =======           ========

6. Included in investment and other income for the six and three month periods ended June 30, 2002 are charges of $1,000,000 and $3,700,000, respectively, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"). Amounts for the six and three month periods ended June 30, 2001 were not material.

7. Per share amounts were calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 55,328,000 and 55,304,000 for the six month periods ended June 30, 2002 and 2001, respectively, and 55,336,000 and 55,309,000 for the three month periods ended June 30, 2002 and 2001, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 55,642,000 and 55,640,000 for the six month periods ended June 30, 2002 and 2001, respectively, and 55,694,000 and 55,635,000 for the three month periods ended June 30, 2002 and 2001, respectively.

8. Cash paid for interest and income taxes (net of refunds) was $17,800,000 and $37,300,000, respectively, for the six month period ended June 30, 2002 and $24,500,000 and $11,700,000, respectively, for the six month period ended June 30, 2001.

9. As disclosed in the 2001 10-K, in connection with its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, the Internal Revenue Service ("IRS") had issued Notices of Proposed Adjustments that, if sustained, would have resulted in approximately $80,000,000 of tax, plus interest. The Company believes that it is adequately reserved for this exposure. In April 2002, the IRS revised these Notices of Proposed Adjustments. The Company has agreed to these revised Notices of Proposed Adjustments, as well as other adjustments proposed by the IRS, which in total resulted in the payment of $326,000. Although the Company has agreed to the IRS adjustments, until the statute of limitations expires on December 31, 2002, the IRS has the right to propose additional adjustments.

10. In July 2002, the Company agreed to sell its equity interest in certain thoroughbred racetrack businesses to a third party for net proceeds of approximately $28,000,000 and form a joint venture with the buyer and the other sellers to pursue the potential development of gaming ventures in Maryland (if authorized by state law). The transaction is subject to regulatory approvals, legislative review and customary closing conditions, and is expected to close in the fall of 2002; however, there can be no assurance that it will ultimately be consummated or that, if consummated, the joint venture will have any significant value to the Company. At June 30, 2002, the Company's equity investment in the businesses was $11,400,000.

     In July 2002, the Company agreed to acquire approximately 45% of the common stock of Williams Communications Group, Inc. ("WCG") to be outstanding upon WCG's emergence from chapter 11 proceedings. These shares would be acquired pursuant to a claims purchase agreement with The Williams Companies, Inc. and an investment agreement with WCG, which filed for bankruptcy protection on April 22, 2002. Under the agreements, which will be part of a comprehensive restructuring of WCG, the Company's aggregate investment in the WCG stock will be $330,000,000. The restructuring will be implemented through a plan of reorganization under chapter 11. Consummation of this transaction is subject to bankruptcy court approval of the agreements, the chapter 11 plan and related disclosure statement and consummation of the restructuring plan, as well as normal closing conditions (including receipt of third party consents), other regulatory approvals, and negotiation of a WCG restructured credit agreement on terms acceptable to the Company. Under certain conditions, The Williams Companies, Inc. and a non-debtor subsidiary of WCG would each be obligated to pay the Company a termination fee of $5,000,000. There can be no assurance that this transaction will ultimately be consummated.

     On July 11, 2002, options to purchase an aggregate of 308,500 shares of Common Stock were granted to employees under the Company's 1999 Stock
     Option Plan at an exercise price of $30.74 per share, the then current market price per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10-K.

                         Liquidity and Capital Resources

For the six month periods ended June 30, 2002 and 2001, net cash was provided by operations.

As of June 30, 2002, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $892,200,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $650,300,000 (73%), the equity investment in White Mountains Insurance Group, Ltd. of $118,700,000 (13%) and other publicly traded debt and equity securities aggregating $123,200,000 (14%). Additional sources of liquidity as of June 30, 2002 include $163,600,000 of cash and marketable securities collateralizing letters of credit.

As a result of principal payments, as of July 31, 2002, the Company's guarantee of Berkadia's financing has been reduced to $265,000,000.

During the second quarter of 2002, the Company sold its interest in Fidei, its foreign real estate subsidiary, to an unrelated third party for total proceeds of 70,400,000 Euros ($66,200,000). Such amount is included in the Company's readily available cash and cash equivalents referred to above.

In July 2002, the Company agreed to sell its equity interest in certain thoroughbred racetrack businesses to a third party for net proceeds of approximately $28,000,000 and form a joint venture with the buyer and the other sellers to pursue the potential development of gaming ventures in Maryland (if authorized by state law). The transaction is subject to regulatory approvals, legislative review and customary closing conditions, and is expected to close in the fall of 2002; however, there can be no assurance that it will ultimately be consummated or that, if consummated, the joint venture will have any significant value to the Company. At June 30, 2002, the Company's equity investment in the businesses was $11,400,000.

In July 2002, the Company agreed to acquire approximately 45% of the common stock of Williams Communications Group, Inc. ("WCG") to be outstanding upon WCG's emergence from chapter 11 proceedings. These shares would be acquired pursuant to a claims purchase agreement with The Williams Companies, Inc. and an investment agreement with WCG, which filed for bankruptcy protection on April 22, 2002. Under the agreements, which will be part of a comprehensive restructuring of WCG, the Company's aggregate investment in the WCG stock will be $330,000,000. The restructuring will be implemented through a plan of reorganization under chapter 11. Consummation of this transaction is subject to bankruptcy court approval of the agreements, the chapter 11 plan and related disclosure statement and consummation of the restructuring plan, as well as normal closing conditions (including receipt of third party consents), other regulatory approvals, and negotiation of a WCG restructured credit agreement on terms acceptable to the Company. Under certain conditions, The Williams Companies, Inc. and a non-debtor subsidiary of WCG would each be obligated to pay the Company a termination fee of $5,000,000. There can be no assurance that this transaction will ultimately be consummated.

                              Results of Operations

                  The 2002 Periods Compared to the 2001 Periods

Finance revenues, which reflect the level and mix of consumer instalment loans, decreased in the six and three month periods ended June 30, 2002 as compared to the similar periods in 2001 due to fewer average loans outstanding. Average loans outstanding during the six and three month periods ended June 30, 2002 were $474,300,000 and $457,800,000, respectively, as compared to $536,600,000 and $548,700,000, respectively, during the six and three month periods ended June 30, 2001. Pre-tax results for the banking and lending segment improved for the six month and three month periods ended June 30, 2002 as compared to the prior year, principally due to lower interest expense of $7,200,000 and $3,700,000, respectively, a lower provision for loan losses of $5,100,000 and $3,300,000, respectively, and less salaries expense of $3,100,000 and $1,500,000, respectively, partially offset by greater net interest paid on interest rate swaps of $2,900,000 and $1,200,000, respectively, and less investment income of $2,300,000 and $900,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

The reduction in loans, the lower provision for loan losses and the reduced salaries expense resulted from the Company's decision in September 2001 to stop originating subprime automobile loans and subsequently to consolidate its operations, as more fully described in the 2001 10-K. The reduction in interest expense resulted from reduced customer banking deposits and lower interest rates on these deposits, and the reduction in investment income also was due to lower interest rates. In addition, pre-tax results for the banking and lending segment reflect $1,300,000 and $(3,100,000), respectively, of income (charges) primarily resulting from marking-to-market its interest rate swaps for the six month periods ended June 30, 2002 and 2001 and $(500,000) for the three month period ended June 30, 2002. Such amount was not material for the three month period ended June 30, 2001. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

Revenues from domestic real estate did not change significantly in the six and three month periods ended June 30, 2002 as compared to the same periods in 2001 as a result of less rent income, largely due to the sale of one of the Company's shopping centers in the fourth quarter of 2001 and two shopping centers during 2002, lower gains from property sales and increased revenues from the Company's Hawaiian hotel, which the Company began operating in the third quarter of 2001. The decline in pre-tax income from domestic real estate in the 2002 periods as compared to the similar periods in 2001 also reflects greater operating costs, principally related to the Hawaiian hotel.

Manufacturing revenues increased in the second quarter of 2002 as compared to the same period in 2001 primarily due to increased demand in the construction and home furnishings markets aggregating $1,500,000, partially offset by reductions in the consumer products market. Manufacturing revenues for the six month period ended June 30, 2002 were largely unchanged as compared to the same period in 2001 as the increased sales in the construction and home furnishings markets aggregating $2,600,000 were offset by reductions in the consumer products market of $2,300,000 and reductions in the agricultural market. The reductions in the consumer products market resulted from the loss of a customer for the Asian market and reduced demand for one of the Company's healthcare products. Gross profit for the 2002 periods increased as compared to the 2001 periods principally due to lower raw material costs and plant personnel reductions partially offset by higher fixed costs relating to the Belgium manufacturing facility, and for the three month period due to the increased sales. Pre-tax results also increased in the 2002 periods due to cost reduction initiatives that resulted in lower operating expenses.

Investment and other income declined in the six and three month periods ended June 30, 2002 as compared to the same periods in 2001 principally due to a reduction in investment income of $13,800,000 and $6,800,000, respectively, resulting from a decline in interest rates, a decline of $7,700,000 and $2,200,000, respectively, in revenues from the Company's gas operations due to lower production and prices, reduced rent income and reduced gains from domestic property sales as discussed above and, for the three month period ended June 30, 2002, changes in market values related to its derivative financial instruments. Such decreases were partially offset by increased revenues from the Company's Hawaiian hotel and increased foreign exchange gains.

The increase in equity in income of associated companies in the six and three month periods ended June 30, 2002 as compared to the same periods in 2001 was primarily due to income from the Company's equity investment in Berkadia LLC. As more fully described in Note 4 of Notes to Interim Consolidated Financial Statements, the Company recognized $35,100,000 and $14,700,000, respectively, of income from this investment in the six and three month periods ended June 30, 2002, of which $31,500,000 and $13,200,000, respectively, related to the amortization of discount from the Berkadia loan. Equity in income of associated companies for the six and three month periods ended June 30, 2002 also included $9,400,000 and $6,500,000, respectively, of income from the Company's equity investment in Olympus Re Holdings, Ltd., an investment the Company made in December 2001. Such increases were partially offset by $11,500,000 and $6,000,000 less income from the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC for the six and three month periods ended June 30, 2002, respectively. In addition, income from the Company's equity investments in real estate businesses for the six and three month periods ended June 30, 2002 declined by $6,000,000 and $9,000,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

Net securities gains (losses) for the six and three month periods ended June 30, 2002 include a provision of $19,700,000 and $14,700,000, respectively, to write down the Company's investments in certain available for sale securities and its equity investment in a non-public fund.

The decline in interest expense in the six and three month periods ended June 30, 2002 as compared to the same periods in 2001 was principally due to lower interest expense at the banking and lending segment due to reduced customer banking deposits and lower interest rates thereon.

The decline in selling, general and other expenses for the three month period ended June 30, 2002 as compared to the same period in 2001 primarily resulted from lower provisions for loan losses at the banking and lending segment, and lower expenses related to MK Gold Company of $2,800,000. This decrease was partially offset by greater net interest paid on the Company's derivative financial instruments of $1,900,000 and increased operating costs related to the Hawaiian hotel of $2,800,000.


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

The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including:

o    general economic and market conditions or prevailing interest rate levels,

o    changes in foreign and domestic laws, regulations and taxes,

o    changes in competition and pricing environments,

o    regional or general changes in asset valuation,

o the occurrence of significant natural disasters, the inability to reinsure certain risks economically, increased competition in the reinsurance markets, the adequacy of loss and loss adjustment expense reserves,

o weather related conditions that may affect the Company's operations or investments,

o changes in U.S. real estate markets, including the residential market in Southern California and the commercial market in Hawaii,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

o    increased competition in the super premium wine industry,

o adverse economic, political or environmental developments in Spain that could delay or preclude the issuance of permits necessary to obtain the Company's copper mining rights or could result in increased costs of bringing the project to completion, increased costs in financing the development of the project, decreases in world wide copper prices,

o increased competition in the international and domestic plastics market and increased raw material costs,

o increased default rates and decreased value of assets pledged to the Company, the Company's ability to generate new loan products,

o any deterioration in the business and operations of FINOVA, in the ability of FINOVA Capital to repay the Berkadia loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital in connection with the Berkadia loan, and

o changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.

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

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote of shareholders at the Company's 2002 Annual Meeting of Shareholders held on May 14, 2002.

           a)   Election of directors.

                                                                                Number of Shares
                                                                          For                  Withheld
                                                                          ---                  --------

                Ian M. Cumming                                       49,563,886                   132,067
                Paul M. Dougan                                       49,563,794                   132,159
                Lawrence D. Glaubinger                               49,563,794                   132,159
                James E. Jordan                                      49,563,894                   132,059
                Jesse Clyde Nichols, III                             49,563,866                   132,087
                Joseph S. Steinberg                                  49,563,876                   132,077

          b)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2002.

                For                                                  49,006,239
                Against                                                 539,742
                Abstentions                                             149,972
                Broker non votes                                           -


          c) Approval of an amendment to the Company's charter to reduce from two-thirds to a majority the number of outstanding shares necessary to authorize any merger, consolidation or dissolution of the Company, or any sale, lease, exchange or other disposition of all or substantially all of the Company's assets.

                For                                                  37,768,217
                Against                                               5,061,509
                Abstentions                                             389,363
                Broker non votes                                      6,476,864


          d)   Approval  of  proposed  corporate   reorganization   whereby  the
               Company's domicile will change from New York to Bermuda.

                For                                                  37,496,855
                Against                                               5,519,400
                Abstentions                                             202,834
                Broker non votes                                      6,476,864

Item 6.    Exhibits and Reports on Form 8-K.

           a)  Exhibits.

Item 601(a) of
Regulation S-K
Exhibit No.                Description

10.1 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc., Williams Communications Group, Inc., CG Austria, Inc., the official committee of unsecured creditors and Leucadia National Corporation (filed as Exhibit 99.2 to the July 31, 2002 8-K).*

10.2 Investment Agreement dated as of July 26, 2002, by and among Leucadia National Corporation, Williams Communications Group, Inc. and, for purposes of Section 7.4 (thereto) only, Williams Communications, LLC (filed as Exhibit 99.4 to the July 31, 2002 8-K).*

10.3 Purchase and Sale Agreement dated as of July 26, 2002, by and between The Williams Companies, Inc. and Leucadia National Corporation (filed as Exhibit 99.5 to the July 31, 2002 8-K).*

99.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification   of   President   pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002.

99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------
* Incorporated herein by reference.


     b)   Reports on Form 8-K.

          The Company filed a current report on Form 8-K dated July 31, 2002, which sets forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LEUCADIA NATIONAL CORPORATION
                                                        (Registrant)




Date:  August 14, 2002                          By: /s/ Barbara L. Lowenthal
                                                ------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller
                                                (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description

10.1 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc., Williams Communications Group, Inc., CG Austria, Inc., the official committee of unsecured creditors and Leucadia National Corporation (filed as Exhibit 99.2 to the July 31, 2002 8-K).*

10.2 Investment Agreement dated as of July 26, 2002, by and among Leucadia National Corporation, Williams Communications Group, Inc. and, for purposes of Section 7.4 (thereto) only, Williams Communications, LLC (filed as Exhibit 99.4 to the July 31, 2002 8-K).*

10.3 Purchase and Sale Agreement dated as of July 26, 2002, by and between The Williams Companies, Inc. and Leucadia National Corporation (filed as Exhibit 99.5 to the July 31, 2002 8-K).*

99.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification   of   President   pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002.

99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 -----------------

* Incorporated herein by reference.