Form 10-Q
period 2002-09-30
LEUCADIA NATIONAL CORP
filed 2002-11-13
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2002

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

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES    X       NO
                                ------        -------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 6, 2002:
55,357,173.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Dollars in thousands, except par value)



                                                                                   September 30,      December 31,
                                                                                       2002               2001
                                                                                    -----------        ----------
                                                                                    (Unaudited)

Assets
Investments:
   Available for sale (aggregate cost of $452,717 and $579,342)                      $  481,589        $  626,584
   Trading securities (aggregate cost of $47,975 and $68,547)                            40,636            63,850
   Held to maturity (aggregate fair value of $650 and $1,665)                               650             1,666
   Other investments, including accrued interest income                                   4,433            14,949
                                                                                     ----------        ----------
       Total investments                                                                527,308           707,049
Cash and cash equivalents                                                               680,464           373,222
Trade, notes and other receivables, net                                                 446,598           596,229
Prepaids and other assets                                                               215,696           227,709
Property, equipment and leasehold improvements, net                                     171,154           162,158
Investments in associated companies                                                     359,356           358,761
Net assets of discontinued operations                                                     --               43,959
                                                                                     ----------        ----------
           Total                                                                     $2,400,576        $2,469,087
                                                                                     ==========        ==========

Liabilities
Customer banking deposits                                                            $  443,119        $  476,495
Trade payables and expense accruals                                                      73,356            74,988
Other liabilities                                                                       183,854           215,689
Income taxes payable                                                                     81,246           124,692
Deferred tax liability                                                                   29,607            17,051
Debt, including current maturities                                                      246,416           252,279
                                                                                     ----------        ----------
       Total liabilities                                                              1,057,598         1,161,194
                                                                                     ----------        ----------

Commitments and contingencies

Minority interest                                                                        10,768            14,240
                                                                                     ----------        ----------
Company-obligated mandatorily redeemable preferred securities of subsidiary
 trust holding solely subordinated debt securities of the Company                        98,200            98,200
                                                                                     ----------        ----------

Shareholders' Equity
Common shares, par value $1 per share, authorized 150,000,000 shares;
 55,347,343 and 55,318,257 shares issued and outstanding, after
 deducting 63,120,448 and 63,117,584 shares held in treasury                             55,347            55,318
Additional paid-in capital                                                               55,387            54,791
Accumulated other comprehensive income                                                   15,254            14,662
Retained earnings                                                                     1,108,022         1,070,682
                                                                                     ----------        ----------
       Total shareholders' equity                                                     1,234,010         1,195,453
                                                                                     ----------        ----------

           Total                                                                     $2,400,576        $2,469,087
                                                                                     ==========        ==========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2002 and 2001
(In thousands, except per share amounts)
(Unaudited)



                                                                                       For the Three              For the Nine
                                                                                        Month Period              Month Period
                                                                                    Ended September 30,        Ended September 30,
                                                                                  ---------------------     ----------------------
                                                                                     2002          2001         2002         2001
                                                                                     ----          ----         ----         ----

Revenues:
 Manufacturing                                                                    $  13,691    $  15,550    $  39,994    $  41,811
 Finance                                                                             21,269       29,374       68,975       85,984
 Investment and other income                                                         31,225       58,342       97,398      145,928
 Equity in income (losses) of associated companies                                   21,808      (77,000)      77,393      (50,176)
 Net securities gains (losses)                                                      (13,812)      10,477      (26,110)      23,511
                                                                                  ---------    ---------    ---------    ---------
                                                                                     74,181       36,743      257,650      247,058
                                                                                  ---------    ---------    ---------    ---------

Expenses:
 Manufacturing cost of goods sold                                                     9,103       10,330       26,535       28,364
 Interest                                                                             8,299       12,174       25,809       36,821
 Salaries                                                                             9,463       10,305       29,691       34,138
 Selling, general and other expenses                                                 51,481       41,465      127,819      117,836
                                                                                  ---------    ---------    ---------    ---------
                                                                                     78,346       74,274      209,854      217,159
                                                                                  ---------    ---------    ---------    ---------
 Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and
  cumulative effect of a change in accounting principle                              (4,165)     (37,531)      47,796       29,899
Income taxes                                                                         (3,061)     (13,924)      15,407        8,480
                                                                                  ---------    ---------    ---------    ---------
 Income (loss) from continuing operations before minority expense of trust preferred securities and cumulative effect of a
  change in accounting principle                                                     (1,104)     (23,607)      32,389       21,419
Minority expense of trust preferred securities, net of taxes                          1,380        1,380        4,141        4,141
                                                                                  ---------    ---------    ---------    ---------
 Income (loss) from continuing operations before cumulative
  effect of a change in accounting principle                                         (2,484)     (24,987)      28,248       17,278
Income (loss) from discontinued operations, net of taxes                              --          (6,973)       4,580      (43,262)
Gain on disposal of discontinued operations, net of taxes                             --           --           4,512         --
                                                                                  ---------    ---------    ---------    ---------

 Income (loss) before cumulative effect of a change in
  accounting principle                                                               (2,484)     (31,960)      37,340      (25,984)
Cumulative effect of a change in accounting principle                                 --           --            --            411
                                                                                  ---------    ---------    ---------    ---------
    Net income (loss)                                                             $  (2,484)   $ (31,960)   $  37,340    $ (25,573)
                                                                                  =========    =========    =========    =========

Basic earnings (loss) per common share:
 Income (loss) from continuing operations before cumulative effect
  of a change in accounting principle                                             $    (.04)   $    (.45)   $     .51    $     .31
 Income (loss) from discontinued operations                                            --           (.13)         .08         (.78)
 Gain on disposal of discontinued operations                                           --           --            .08         --
 Cumulative effect of a change in accounting principle                                 --           --           --            .01
                                                                                  ---------    ---------    ---------    ---------
    Net income (loss)                                                             $    (.04)   $    (.58)   $     .67    $    (.46)
                                                                                  =========    =========    =========    =========

Diluted earnings (loss) per common share:
 Income (loss) from continuing operations before cumulative effect
  of a change in accounting principle                                             $    (.04)   $   (.45)    $     .51    $     .31
 Income (loss) from discontinued operations                                           --           (.13)          .08         (.78)
 Gain on disposal of discontinued operations                                          --            --            .08         --
 Cumulative effect of a change in accounting principle                                --            --            --           .01
                                                                                  ---------     --------    ---------    ---------
    Net income (loss)                                                             $    (.04)   $   (.58)    $     .67    $    (.46)
                                                                                  =========    =========    =========    =========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2002 and 2001
(In thousands)
(Unaudited)

                                                                                                2002            2001
                                                                                                ----            ----


Net cash flows from operating activities:
Net income (loss)                                                                           $  37,340       $ (25,573)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
 Cumulative effect of a change in accounting principle                                            --             (411)
 Provision (benefit) for deferred income taxes                                                 21,539         (34,446)
 Depreciation and amortization of property, equipment and leasehold improvements               13,904          11,791
 Other amortization (primarily related to investments)                                         (1,507)        (11,133)
 Provision for doubtful accounts                                                               28,619          27,413
 Net securities (gains) losses                                                                 26,110         (23,511)
 Equity in (income) losses of associated companies                                            (77,393)         50,176
 Gain on disposal of real estate, property and equipment, and other assets                    (19,722)        (47,616)
 Gain on disposal of discontinued operations                                                   (4,512)          --
 Investments classified as trading, net                                                        47,897          (3,424)
 Net change in:
  Trade and other receivables                                                                   9,190            (705)
  Prepaids and other assets                                                                    (2,856)         (7,437)
  Trade payables and expense accruals                                                          (2,518)        (39,873)
  Other liabilities                                                                            (1,099)            472
  Income taxes payable                                                                        (45,977)          7,067
Other                                                                                           3,478           8,363
Net change in net assets of discontinued operations                                            (5,384)         66,461
                                                                                            ---------       ---------
   Net cash provided by (used for) operating activities                                        27,109         (22,386)
                                                                                            ---------       ---------

Net cash flows from investing activities:
Acquisition of real estate, property and equipment, and other assets                          (29,210)        (36,904)
Proceeds from disposals of real estate, property and equipment, and other assets               72,108         113,767
Proceeds from sale of discontinued operations                                                  66,241           --
Advances on loan receivables                                                                  (70,008)       (238,775)
Principal collections on loan receivables                                                     138,853         145,276
Advances on notes receivables                                                                    (715)         (3,230)
Collections on notes receivables                                                                  213          39,387
Investments in associated companies                                                            (9,721)         (6,519)
Distributions from associated companies                                                        38,761         121,143
Purchases of investments (other than short-term)                                             (614,653)       (903,471)
Proceeds from maturities of investments                                                       567,529         427,682
Proceeds from sales of investments                                                            159,596         165,682
                                                                                            ---------       ---------
   Net cash provided by (used for) investing activities                                       318,994        (175,962)
                                                                                            ---------       ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                       (32,515)         30,435
Issuance of long-term debt, net of issuance costs                                               6,145          66,631
Reduction of long-term debt                                                                   (12,543)         (5,929)
Purchase of common shares for treasury                                                            (98)            (45)
                                                                                            ---------       ---------
   Net cash provided by (used for) financing activities                                       (39,011)         91,092
                                                                                            ---------       ---------
Effect of foreign exchange rate changes on cash                                                   150            (378)
                                                                                            ---------       ---------
   Net increase (decrease) in cash and cash equivalents                                       307,242        (107,634)
Cash and cash equivalents at January 1,                                                       373,222         475,367
                                                                                            ---------       ---------
Cash and cash equivalents at September 30,                                                  $ 680,464       $ 367,733
                                                                                            =========       =========



             See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2002 and 2001
(In thousands, except par value)
(Unaudited)



                                                                     Common                 Accumulated
                                                                     Shares    Additional      Other
                                                                     $1 Par     Paid-In     Comprehensive     Retained
                                                                      Value     Capital     Income (Loss)     Earnings      Total
                                                                     -------   ----------  --------------     ---------- -----------

Balance, January 1, 2001                                             $55,297    $54,340      $  2,585        $1,092,019  $1,204,241
                                                                                                                         ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on investments                                         16,801                        16,801
   Net change in unrealized foreign exchange gain (loss)                                       (4,882)                       (4,882)
   Net change in unrealized gain (loss) on derivative
    instruments (including the cumulative effect of a
    change in accounting principle of $1,371)                                                    (456)                         (456)
   Net loss                                                                                                     (25,573)    (25,573)
                                                                                                                         ----------
     Comprehensive loss                                                                                                     (14,110)
                                                                                                                         ----------
Exercise of options to purchase common shares                             20        429                                         449
Purchase of stock for treasury                                            (2)       (43)                                        (45)
                                                                     -------    -------      --------        ----------  ----------

Balance, September 30, 2001                                          $55,315    $54,726      $ 14,048        $1,066,446  $1,190,535
                                                                     =======    =======      ========        ==========  ==========

Balance, January 1, 2002                                             $55,318    $54,791      $ 14,662        $1,070,682  $1,195,453
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on investments                                        (12,520)                      (12,520)
   Net change in unrealized foreign exchange gain (loss)                                       13,854                        13,854
   Net change in unrealized gain (loss) on derivative                                            (742)                         (742)
    instruments
   Net income                                                                                                    37,340      37,340
                                                                                                                         ----------
     Comprehensive income                                                                                                    37,932
                                                                                                                         ----------
Exercise of options to purchase common shares                             32        691                                         723
Purchase of stock for treasury                                            (3)       (95)                                        (98)
                                                                     -------    -------      --------        ----------  ----------

Balance, September 30, 2002                                          $55,347    $55,387      $ 15,254        $1,108,022  $1,234,010
                                                                     =======    =======      ========        ==========  ==========









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

2. During the second quarter of 2002, the Company sold its interest in Fidei, its foreign real estate subsidiary, to an unrelated third party for total proceeds of 70,400,000 Euros ($66,200,000), which resulted in an after tax gain on the sale reflected in results of operations of $4,500,000 for the nine month period ended September 30, 2002, and an increase to shareholders' equity of $12,100,000 as of September 30, 2002. In connection with this transaction, the Company classified its foreign real estate operations as discontinued operations and, accordingly, prior period financial statements have been reclassified to conform with this presentation.

     Prior to the sale, the Company had recorded an unrealized loss in accumulated other comprehensive income of $7,600,000, relating to currency translation adjustments and a deferred gain resulting from the early termination of a currency swap agreement. Upon the sale, this unrealized loss was recognized in results of operations, reducing the after tax gain on the sale for the nine month period ended September 30, 2002, while increasing shareholders' equity as of September 30, 2002.

     The Euro denominated sale proceeds were not converted into US dollars immediately upon receipt. The Company entered into a participating currency derivative, which expired in September 2002. Upon expiration, net of the premium paid to purchase the contract, the Company received $67,900,000 in exchange for 70,000,000 Euros and recognized a foreign exchange gain of $2,000,000, which is included in investment and other income for the nine month period ended September 30, 2002.

3. Certain information concerning the Company's segments for the nine and three month periods ended September 30, 2002 and 2001 is presented in the following table. Prior period amounts have been reclassified for the domestic real estate operations, which were previously included in Other Operations.



                                                                              For the Three Month             For the Nine Month
                                                                           Period Ended September 30,     Period Ended September 30,
                                                                           --------------------------     --------------------------
                                                                              2002         2001            2002           2001
                                                                              ----         ----            ----           ----
                                                                                                (In thousands)
       Revenues:
        Banking and lending                                                 $23,447      $ 29,179       $ 76,847       $ 91,133
        Domestic real estate                                                 17,336        30,196         42,778         56,777
        Manufacturing                                                        13,930        15,603         40,269         41,959
        Other operations                                                      6,785        14,678         25,086         40,238
        Equity in associated companies                                       21,808       (77,000)        77,393        (50,176)
        Corporate (a)                                                        (9,125)       24,087         (4,723)        67,127
                                                                            -------      --------       --------       --------
            Total consolidated revenues                                     $74,181      $ 36,743       $257,650       $247,058
                                                                            =======      ========       ========       ========

                                                                                                                   (continued)



                                                                              For the Three Month             For the Nine Month
                                                                          Period Ended September 30,      Period Ended September 30,
                                                                          --------------------------      --------------------------
                                                                             2002            2001            2002           2001
                                                                             ----            ----            ----           ----
                                                                                                (In thousands)


     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and cumulative effect of a change in accounting principle:
       Banking and lending                                                 $ (7,812)     $ (1,756)      $  2,698       $  3,314
       Domestic real estate                                                   7,535        20,417         16,632         32,661
       Manufacturing                                                          1,497         2,321          4,791          3,963
       Other operations                                                      (1,634)        7,592          1,172         16,207
       Equity in associated companies                                        21,808       (77,000)        77,393        (50,176)
       Corporate (a)                                                        (25,559)       10,895        (54,890)        23,930
                                                                           --------      --------       --------       --------
            Total consolidated income (loss) from continuing
             operations before income taxes, minority expense
             of trust preferred securities and cumulative effect
             of a change in accounting principle                           $ (4,165)     $(37,531)      $ 47,796       $ 29,899
                                                                           ========      ========       ========       ========

(a) Includes provisions that reduce net security gains (losses) by $22,500,000 and $2,400,000 for the nine and three month periods ended September 30, 2002, respectively, to write down investments in certain available for sale securities and an equity investment in a non-public fund.

4. The Company accounts for its investment in Berkadia under the equity method of accounting. At September 30, 2002, the book value of the Company's equity investment in Berkadia was negative $84,100,000, which is included in other liabilities in the consolidated balance sheet. As more fully described in the 2001 10-K, the negative carrying amount results from Berkadia's distribution of loan fees received and the Company's recognition in 2001 of its share of The FINOVA Group Inc.'s ("FINOVA") non-cash losses recorded by Berkadia, partially offset by the Company's share of Berkadia's income related to Berkadia's loan to FINOVA. The Company has guaranteed 10% of Berkadia's debt and, although the Company has no cash investment in Berkadia, it records its share of any losses recorded by Berkadia up to the amount of the guarantee. In 2001, Berkadia suspended its recognition of its share of FINOVA's losses, since the carrying amount of Berkadia's investment in FINOVA's common stock was reduced to zero. As of October 31, 2002, the outstanding amount of the guarantee was $227,500,000.

     For the nine and three month periods ended September 30, 2002 and 2001, the Company's equity in the income (loss) of Berkadia consists of the following (in thousands):



                                                                      For the Three Month                For the Nine Month
                                                                   Period Ended September 30,        Period Ended September 30,
                                                                   ---------------------------       --------------------------
                                                                     2002              2001              2002             2001
                                                                     ----              ----              ----             ----

     Net interest spread on the Berkadia loan - 10% of total         $ 1,300          $  1,300          $ 4,900        $  1,300
     Amortization of Berkadia loan discount related to cash
      fees - 50% of total                                              6,000             2,900           18,200           2,900
     Amortization of Berkadia loan discount related to
      FINOVA stock - 50% of total                                      9,300             4,500           28,600           4,500
     Share of FINOVA loss under equity method - 50% of
      total                                                            --              (94,400)            --           (94,400)
                                                                     -------          --------          -------        --------
            Equity in income (loss) of  associated  companies -
             Berkadia                                                $16,600          $(85,700)         $51,700        $(85,700)
                                                                     =======          ========          =======        ========

     The amortization of the Berkadia loan discount has been accelerated as a result of principal payments on the Berkadia loan that were greater than expected at the time the loan was made. For the nine and three month periods ended September 30, 2002, the effect of this acceleration was to increase the Company's equity in income of Berkadia by approximately $22,200,000 and $5,300,000, respectively. Loan repayments from FINOVA are unlikely to continue at the pace experienced to date.

5. A summary of accumulated other comprehensive income (loss) at September 30, 2002 and December 31, 2001 is as follows (in thousands):


                                                                           September 30,        December 31,
                                                                              2002                 2001
                                                                           ------------         -----------

          Net unrealized gains on investments                                 $ 19,161             $ 31,681
          Net unrealized foreign exchange losses                                (2,758)             (16,612)
          Net unrealized losses on derivative instruments                       (1,149)                (407)
                                                                              --------             --------
                                                                              $ 15,254             $ 14,662
                                                                              ========             ========

6. Included in investment and other income are charges of $3,000,000 and $2,000,000 for the nine and three month periods ended September 30, 2002, respectively, and $4,600,000 and $3,900,000 for the nine and three month periods ended September 30, 2001, respectively, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133").

7. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 55,334,000 and 55,307,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and 55,346,000 and 55,314,000 for the three month periods ended September 30, 2002 and 2001, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 55,649,000 and 55,307,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and 55,346,000 and 55,314,000 for the three month periods ended September 30, 2002 and 2001, respectively. Options and warrants to purchase 323,000, 302,000 and 325,000 weighted average shares of common stock were outstanding during the three month periods ended September 30, 2002 and 2001 and the nine month period ended September 30, 2001, respectively, but were not included in the computation of diluted loss per share, as those options and warrants were antidilutive.

8. Cash paid for interest and income taxes (net of refunds) was $27,500,000 and $37,400,000, respectively, for the nine month period ended September 30, 2002 and $39,000,000 and $11,700,000, respectively, for the nine month period ended September 30, 2001.

9. As disclosed in the 2001 10-K, in connection with its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, the Internal Revenue Service ("IRS") had issued Notices of Proposed Adjustments that, if sustained, would have resulted in approximately $100,000,000 of liability. The Company is fully reserved for this exposure. In April 2002, the IRS revised these Notices of Proposed Adjustments. As a result, when the statute of limitations expires on December 31, 2002, the Company will take all of these reserves into income in the Company's year end financial statements.

10. In July 2002, the Company agreed to sell its equity interest in certain thoroughbred racetrack businesses to a third party for net proceeds of approximately $28,000,000 and form a joint venture with the buyer and the other sellers to pursue the potential development of gaming ventures in Maryland (if authorized by state law). The Company has no funding obligations for this joint venture. The transaction is subject to legislative review and customary closing conditions, and is expected to close in 2002; however, there can be no assurance that it will ultimately be consummated or that, if consummated, the joint venture will have any significant value to the Company. At September 30, 2002, the Company's equity investment in these businesses was $14,100,000.

11. On October 15, 2002, two of the Company's subsidiaries acquired 44% of the outstanding equity of WilTel Communications Group, Inc. ("WilTel"), a newly formed Nevada corporation that emerged on that date from the chapter 11 bankruptcy proceedings of Williams Communications Group, Inc. ("Old WCG"). The aggregate purchase price of $330,000,000, in the form of irrevocable letters of credit, has been deposited into escrow pending receipt of requisite regulatory approval from the Federal Communications Commission ("FCC"). The letters of credit are collateralized by United States Government securities with an aggregate value of $350,000,000, which were included in the consolidated balance sheet as cash equivalents at September 30, 2002. If the requisite FCC approval is not obtained, the letters of credit will expire on March 14, 2003.

     The WilTel stock was acquired by the Company under Old WCG's chapter 11 Restructuring Plan pursuant to a claims purchase agreement with The Williams Companies, Inc. and an investment agreement with Old WCG. The Plan, which became effective on October 15, 2002, was consummated under special temporary authority granted by the FCC. The Company expects requisite approvals will be received from the FCC prior to the end of this year; at such time the purchase price will be released from escrow, and thereupon, the Company will account for this investment under the equity method of accounting. The Company has appointed four members (including the Company's Chairman and President) to the newly constituted nine member board of directors of WilTel and has entered into a stockholders agreement with WilTel pursuant to which the Company has agreed to certain restrictions on its ability to acquire or sell WilTel stock.

     On October 28, 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. This purchase, which represented 3.4% of the outstanding equity of WilTel, increased the Company's total common stock interest in WilTel to 47.4%.

12. On July 11, 2002, options to purchase an aggregate of 308,500 shares of Common Stock were granted to employees under the Company's 1999 Stock
     Option Plan at an exercise price of $30.74 per share, the then current market price per share.

13. In October 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed Corporation ("HomeFed") for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 24,742,268 newly issued shares of HomeFed's common stock, which represents approximately 30.3% of the newly outstanding HomeFed stock. The gain on this sale of approximately $10,400,000 will be deferred and recognized into income as CDS' principal asset, the real estate project known as San Elijo Hills that is owned through a majority-owned subsidiary, is developed and sold. The Company will account for its investment in HomeFed under the equity method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10-K.

                         Liquidity and Capital Resources

For the nine month period ended September 30, 2002, net cash was provided by operations. For the nine month period ended September 30, 2001, net cash was used for operations, reflecting lower investment income on corporate investments, payment of interest and overhead and a reduction of payables related to the trading portfolio.

As of September 30, 2002, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $872,800,000, before reduction for the WilTel transactions that occurred in October 2002 as discussed below. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $623,100,000 (71%), the equity investment in White Mountains Insurance Group, Ltd. of $110,400,000 (13%) (which can be sold privately or otherwise in compliance with the securities laws and are subject to a registration rights agreement) and other publicly traded debt and equity securities aggregating $139,300,000 (16%). Additional sources of liquidity as of September 30, 2002 include $164,600,000 of cash and marketable securities collateralizing letters of credit.

As a result of principal payments, as of October 31, 2002, the Company's guarantee of Berkadia's financing has been reduced to $227,500,000.

During the second quarter of 2002, the Company sold its interest in Fidei, its foreign real estate subsidiary, to an unrelated third party for total proceeds of 70,400,000 Euros ($66,200,000). Such amount is included in the Company's readily available cash and cash equivalents referred to above.

In July 2002, the Company agreed to sell its equity interest in certain thoroughbred racetrack businesses to a third party for net proceeds of approximately $28,000,000 and to form a joint venture with the buyer and the other sellers to pursue the potential development of gaming ventures in Maryland (if authorized by state law). The Company has no funding obligations for this joint venture. The transaction is subject to legislative review and customary closing conditions, and is expected to close in 2002; however, there can be no assurance that it will ultimately be consummated or that, if consummated, the joint venture will have any significant value to the Company. At September 30, 2002, the Company's equity investment in these businesses was $14,100,000.

On October 15, 2002, two of the Company's subsidiaries acquired 44% of the outstanding equity of WilTel Communications Group, Inc. ("WilTel"), a newly formed Nevada corporation that emerged on that date from the chapter 11 bankruptcy proceedings of Williams Communications Group, Inc. ("Old WCG"). The aggregate purchase price of $330,000,000, in the form of irrevocable letters of credit, has been deposited into escrow pending receipt of requisite regulatory approval from the Federal Communications Commission ("FCC"). The letters of credit are collateralized by United States Government securities with an aggregate value of $350,000,000 and, if the requisite FCC approval is not obtained, will expire on March 14, 2003.

The WilTel stock was acquired by the Company under Old WCG's chapter 11 Restructuring Plan pursuant to a claims purchase agreement with The Williams Companies, Inc. and an investment agreement with Old WCG. The Plan, which became effective on October 15, 2002, was consummated under special temporary authority granted by the FCC. The Company expects requisite approvals will be received from the FCC prior to the end of this year; at such time the purchase price will be released from escrow, and thereupon, the Company will account for this investment under the equity method of accounting. The Company has appointed four members (including the Company's Chairman and President) to the newly constituted nine member board of directors of WilTel and has entered into a stockholders agreement with WilTel pursuant to which the Company has agreed to certain restrictions on its ability to acquire or sell WilTel stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


On October 28, 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. This purchase, which represented 3.4% of the outstanding equity of WilTel, increased the Company's total common stock interest in WilTel to 47.4%.

In October 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed Corporation ("HomeFed") for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 24,742,268 newly issued shares of HomeFed's common stock, which represents approximately 30.3% of the newly outstanding HomeFed stock. The gain on this sale of approximately $10,400,000 will be deferred and recognized into income as CDS' principal asset, the real estate project known as San Elijo Hills that is owned through a majority-owned subsidiary, is developed and sold. The Company will account for its investment in HomeFed under the equity method of accounting.

                              Results of Operations

                  The 2002 Periods Compared to the 2001 Periods

Finance revenues, which reflect the level and mix of consumer instalment loans, decreased in the nine and three month periods ended September 30, 2002 as compared to the similar periods in 2001 due to fewer average loans outstanding. Average loans outstanding during the nine and three month periods ended September 30, 2002 were $458,600,000 and $427,600,000, respectively, as compared to $546,500,000 and $566,000,000, respectively, during the nine and three month periods ended September 30, 2001. Pre-tax results for the banking and lending segment were also adversely affected by greater net interest paid on interest rate swaps of $3,700,000 and lower investment income of $2,800,000 for the nine month 2002 period and by a higher provision for loan losses of $6,300,000 for the three month 2002 period. Such decreases for the nine and three month periods in 2002 as compared to the prior year were partially offset by changes in market values of its interest rate swaps (see below), lower interest expense of $10,900,000 and $3,700,000, respectively, due to reduced customer banking deposits and lower interest rates thereon, and lower salaries expense of $4,600,000 and $1,600,000, respectively, and lower operating costs of $2,900,000 and $1,500,000, respectively, which related to the Company's decision in September 2001 to stop originating subprime automobile loans and subsequently to consolidate its operations, as more fully described in the 2001 10-K.

Loan losses in the subprime automobile portfolio increased significantly during the third quarter, which the Company believes reflects the difficulties experienced by subprime borrowers in the current economy. The losses increased both in absolute dollar amount and as a percentage of the declining subprime automobile portfolio. At September 30, 2002, the allowance for loan losses for this segment's entire loan portfolio was $35,900,000 or 8.7% of the net outstanding loans, compared to $35,700,000 or 6.8% of the net outstanding loans at December 31, 2001. The provisions for loan losses for this segment were $28,400,000 and $27,300,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $17,200,000 and $10,900,000 for the three month periods ended September 30, 2002 and 2001, respectively.

The Company is considering its alternatives for its banking and lending operation, which include selling its subprime automobile portfolio and selling or liquidating some or all of its loan portfolios; however, the Company is no longer contemplating the merger of its banking and lending subsidiaries as had previously been reported. The Company believes that it is likely that its national bank subsidiary will be downgraded by its primary federal regulator, the Office of the Comptroller of the Currency (the "OCC"), and would, therefore, become subject to formal enforcement action as a result of its loan loss experience. The Company does not believe that such actions by the OCC would have a significant impact on its existing operations, as the Company is in the process of taking the actions the OCC is likely to require. However, no assurance can be given that other regulatory actions will not be taken or that any such actions won't have an adverse impact on the banking and lending segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Pre-tax results for the banking and lending segment reflect $2,000,000 and $(7,000,000), respectively, of income (charges) primarily resulting from marking-to-market its interest rate swaps for the nine month periods ended September 30, 2002 and 2001 and $600,000 and $(3,900,000), respectively, for the three month periods ended September 30, 2002 and 2001. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

Revenues from domestic real estate declined in the nine and three month periods ended September 30, 2002 as compared to the same periods in 2001 as a result of lower gains from property sales and less rent income largely due to the sale of one of the Company's shopping centers in the fourth quarter of 2001 and two shopping centers during 2002, partially offset by increased revenues from the Company's Hawaiian hotel, which the Company began operating in the third quarter of 2001. The decline in pre-tax income from domestic real estate in the 2002 periods as compared to the similar periods in 2001 also reflects greater operating costs, principally related to the Hawaiian hotel and the write-down of a mortgage receivable on a property on which the Company is in the process of foreclosing.

Manufacturing  revenues  decreased  in the nine and three  month  periods  ended
September 30, 2002 as compared to the same periods in 2001. The decline in manufacturing revenues for the nine month period ended September 30, 2002 was primarily due to reductions in the consumer products and agricultural markets aggregating $3,900,000 partially offset by increases in the construction and home furnishing markets totaling $1,800,000. The reductions in the consumer products market resulted from the loss of a customer for the Asian market and for its consumer dust wipe products, and reduced demand for one of the Company's healthcare products. The reduction in the agricultural market reflected increased competition. While revenues declined in all markets in the third quarter of 2002, the most significant reductions were in the consumer products and construction markets aggregating $1,200,000. The reduction in the consumer products market resulted from the loss of a customer for its consumer dust wipe products. The decline in the construction markets reflected customers' earlier buying pattern compared to the same period in 2001. Although gross profit was largely unchanged for the nine month period ended September 30, 2002 as compared to the same period in 2001, pre-tax results for the 2002 period increased reflecting cost reduction initiatives that resulted in lower operating expenses. Gross profit and pre-tax results declined for the third quarter of 2002 as compared to the same period in 2001 principally due to the reduced sales partially offset by lower raw material and labor costs.

Investment and other income declined in the nine and three month periods ended September 30, 2002 as compared to the same periods in 2001 principally due to reduced rent income and reduced gains from domestic property sales as discussed above, and a reduction in investment income of $19,000,000 and $5,100,000, respectively, resulting from a decline in interest rates and, for the three month 2002 period, due to a lower amount of invested assets. The decrease in investment and other income was also due to a decline of $9,000,000 and $1,300,000, respectively, in revenues from the Company's gas operations principally due to lower production and prices and a gain of $6,300,000 recognized in 2001 from the sale of the Company's investment in two inactive insurance companies and, for the three month period ended September 30, 2002, decreased foreign exchange gains. The decreases were partially offset by increased revenues from the Company's Hawaiian hotel, changes in market values related to the Company's derivative financial instruments and, for the nine month period ended September 30, 2002, increased foreign exchange gains.

The increase in equity in income of associated companies in the nine and three month periods ended September 30, 2002 as compared to the same periods in 2001 was primarily due to income from the Company's equity investment in Berkadia LLC. As more fully described in Note 4 of Notes to Interim Consolidated Financial Statements, the Company recognized $51,700,000 and $16,600,000, respectively, of income from Berkadia for the nine and three month periods ended September 30, 2002, of which $46,800,000 and $15,300,000,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

respectively, related to the amortization of discount from the Berkadia loan. In 2001, the Company recognized its share of Berkadia's losses of $85,700,000, which primarily resulted from Berkadia's accounting for its share of FINOVA's losses under the equity method of accounting. Equity in income of associated companies for the nine and three month periods ended September 30, 2002 also included $14,000,000 and $4,600,000, respectively, of income from the Company's equity investment in Olympus Re Holdings, Ltd., an investment the Company made in December 2001. Such increases were partially offset by $6,600,000 and $8,700,000 of losses for the nine and three month periods ended September 30, 2002, respectively, from the Company's investment in December 2001 in a limited partnership that invests in securities and other obligations of highly leveraged, distressed and out of favor companies. In addition, for the nine month period ended September 30, 2002, the Company recognized $11,800,000 less income from its equity investment in Jefferies Partners Opportunity Fund II, LLC and $5,500,000 less income from its equity investments in real estate businesses; such changes were not significant for the three month period in 2002.

Net securities gains (losses) for the nine and three month periods ended September 30, 2002 include a provision of $22,500,000 and $2,400,000, respectively, to write down the Company's investments in certain available for sale securities and its equity investment in a non-public fund.

The decline in interest expense in the nine and three month periods ended September 30, 2002 as compared to the same periods in 2001 was principally due to lower interest expense at the banking and lending segment due to reduced customer banking deposits and lower interest rates thereon.

The increase in selling, general and other expenses for the nine month period ended September 30, 2002 as compared to the same period in 2001 primarily resulted from greater net interest paid on the Company's derivative financial instruments of $5,800,000, increased operating costs of $5,500,000 related to the Hawaiian hotel and losses on the sale or write-down of miscellaneous assets aggregating $4,000,000, partially offset by lower expenses related to MK Gold Company of $4,500,000. The increase in selling, general and other expenses for the three month period ended September 30, 2002 as compared to the same period in 2001 primarily resulted from higher provisions for loan losses at the banking and lending segment of $6,200,000, losses on the sale or write-down of miscellaneous assets aggregating $2,800,000 and greater net interest paid on the Company's derivative financial instruments of $1,500,000.

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

o increased default rates and decreased value of assets pledged to the Company, the Company's ability to generate new loan products,

o downgrade of the Company's banking subsidiary by the OCC and becoming subject to formal enforcement action,

o any deterioration in the business and operations of FINOVA, in the ability of FINOVA Capital to repay the Berkadia loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital in connection with the Berkadia loan,

o assuming the release of the Wiltel escrow, deterioration in the business and operations of WilTel and the ability of WilTel to generate operating profits, WilTel's ability to retain key customers and suppliers, regulatory changes in the telecommunications markets and increased competition from reorganized telecommunication companies, and

o changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.

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

Item 4.  Controls and Procedures.

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chairman of the Board and Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chairman of the Board and Chief Executive Officer, President and Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chairman of the Board and Chief Executive Officer, President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

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




                                                  LEUCADIA NATIONAL CORPORATION
                                                         (Registrant)




Date:  November 13, 2002                          By: /s/ Barbara L. Lowenthal
                                                      ------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)



                                 CERTIFICATIONS


I, Ian M. Cumming, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leucadia National Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                                  By:/s/ Ian M. Cumming
                                                     --------------------------
                                                     Ian M. Cumming
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Joseph S. Steinberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leucadia National Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

                                                  By:  /s/ Joseph S. Steinberg
                                                       -----------------------
                                                       Joseph S. Steinberg
                                                       President

                                 CERTIFICATIONS


I, Joseph A. Orlando, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leucadia National Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

                                                  By:   /s/ Joseph A. Orlando
                                                        ---------------------
                                                        Joseph A. Orlando
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                Description

99.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification   of   President   pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002.

99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.