Form 10-K
period 2002-12-31
LEUCADIA NATIONAL CORP
filed 2003-03-28
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                               ------------------

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       or
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
        ___________
                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        NEW YORK                                         13-2615557
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                              315 Park Avenue South
                            New York, New York 10010
                                 (212) 460-1900
 -------------------------------------------------------------------------------
   (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
              Title of Each Class                      on Which Registered
--------------------------------------------------------------------------------
COMMON SHARES, PAR VALUE $1 PER SHARE               NEW YORK STOCK EXCHANGE
                                                    PACIFIC EXCHANGE, INC.

7-3/4% SENIOR NOTES DUE AUGUST 15, 2013             NEW YORK STOCK EXCHANGE

8-1/4% SENIOR SUBORDINATED NOTES DUE                NEW YORK STOCK EXCHANGE
  JUNE 15, 2005

7-7/8% SENIOR SUBORDINATED NOTES DUE                NEW YORK STOCK EXCHANGE
  OCTOBER 15, 2006

           Securities registered pursuant to Section 12(g) of the Act:
                                      None.
 -------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [_]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2002 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $1,114,008,000.

 On March 25, 2003, the registrant had outstanding 59,617,292 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2003 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.
 ===============================================================================

                                     PART I





Item 1.    Business.
------     --------


                                   THE COMPANY


     The Company is a diversified holding company engaged in a variety of businesses, including telecommunications, banking and lending, manufacturing, real estate activities, winery operations, development of a copper mine and property and casualty reinsurance. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. In identifying possible acquisitions, the Company tends to seek assets and companies that are troubled or out of favor and, as a result, are selling substantially below the values the Company believes to be present.

     Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $1,534,525,000 at December 31, 2002, equal to a book value per common share of the Company (a "common share") of negative $.11 at December 31, 1978 and $25.74 at December 31, 2002. The December 31, 2002 shareholders' equity and book value per share amounts have been reduced by the $811,900,000 special cash dividend paid in 1999.

     In December 2002, the Company completed a private placement of approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The private placement included 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock, that were converted into 1,347,720 common shares in March 2003. The securities sold in the private placement represent 7.1% of the Company's outstanding common shares at March 25, 2003.

     In the fourth quarter of 2002, the Company completed the acquisition of 44% of the outstanding common stock of WilTel Communications Group, Inc. ("WilTel") for an aggregate purchase price of $330,000,000, excluding expenses. The WilTel stock was acquired by the Company under the chapter 11 restructuring plan of Williams Communications Group, Inc. In October 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. Together, these transactions resulted in the Company acquiring 47.4% of the outstanding common stock of WilTel for an aggregate purchase price of $350,400,000, excluding expenses. WilTel is a publicly traded telecommunications company that owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally, to provide Internet, data, voice and video services. WilTel's common stock is traded on the Nasdaq National Market (Symbol: WTEL).

     During 2002, the Internal Revenue Service completed the audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material tax payment required from the Company. As a result of this favorable resolution of various federal income tax contingencies, the income tax provision for 2002 reflects a benefit of approximately $120,000,000.

     The Company's banking and lending operations have historically consisted of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). However, as a result of increased loss experience and declining profitability in its automobile lending program, the segment's largest program, the Company stopped originating new automobile loans in September 2001. In 2003, the Company ceased originating all other lending programs. The Company is considering its alternatives for its banking and lending operations, which could include selling or liquidating some or all of its loan portfolios, and outsourcing certain functions.

     The Company's manufacturing operations manufacture and market proprietary lightweight plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products.

     The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. During 2002, the Company sold its interest in Compagnie Fonciere FIDEI ("Fidei"), its foreign real estate subsidiary, for total proceeds of 70,400,000 Euros ($66,200,000) and recorded an increase to shareholders' equity of $12,100,000.

     The Company's winery operations consist of Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. These wineries primarily produce and sell wines in the luxury segment of the premium table wine market.

     The Company's copper mine development operations consist of its 72.8% interest in MK Gold Company ("MK Gold"), a publicly traded company listed on the NASD OTC Bulletin Board (Symbol: MKAU).

     The Company's property and casualty reinsurance business is conducted through its 25% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business.

     As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Investor Information

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. In addition, material filed by the Company can be inspected at the offices of the New York Stock Exchange, Inc. (the "NYSE"), 20 Broad Street, New York, NY 10005 and the Pacific Exchange, Inc., 115 Sansome Street, San Francisco, CA 94104, on which the Company's common shares are listed.

     The Company does not maintain a website. The Company will provide without charge upon request copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Requests for such copies should be directed to: Leucadia National Corporation, 315 Park Avenue South, New York, NY 10010 (telephone number (212) 460-1900), Attention:
Corporate Secretary.

Financial Information about Segments

     The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. These reportable segments are: banking and lending, manufacturing and domestic real estate. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans were primarily funded by deposits insured by the FDIC. Manufacturing operations manufacture and market proprietary lightweight plastic netting used for a variety of purposes. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of winery operations and development of a copper mine.

     Associated companies include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. WilTel, a public telecommunications company that owns or leases and operates a nationwide fiber optic network over which it provides a variety of telecommunications services is an associated company, as is Olympus, a Bermuda-based reinsurance company.

     The information in the following table for Corporate assets primarily consists of investments and cash and cash equivalents. Corporate revenues listed below primarily consist of investment income and securities gains and losses on Corporate assets. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium and an interest, through MK Gold, in a copper deposit in Spain. The Company does not have any other material foreign operations or investments.

     Certain information concerning the Company's segments for 2002, 2001 and 2000 is presented in the following table. Associated Companies are only reflected in the table below under Identifiable assets employed. Prior period amounts have been reclassified to reflect the Company's Foreign Real Estate segment as a discontinued operation.


                                                                                        2002            2001              2000
                                                                                        ----            ----              ----
                                                                                                    (In millions)

Revenues:
   Banking and Lending                                                               $     95.9        $  122.4         $   108.8
   Manufacturing                                                                           51.0            57.4              65.1
   Domestic Real Estate                                                                    51.3            65.3              83.1
   Other Operations                                                                        48.3            39.3              44.9
   Corporate  (a) (b)                                                                      (4.7)           89.8             191.5
                                                                                     ----------        --------         ---------
       Total consolidated revenues (c)                                               $    241.8       $   374.2         $   493.4
                                                                                     ==========       =========         =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income
  (losses) of associated companies:
   Banking and Lending                                                               $      1.9       $    (6.1)        $    11.0
   Manufacturing                                                                            3.1             7.8              11.3
   Domestic Real Estate                                                                    16.7            30.4              58.8
   Other Operations                                                                        11.7             8.2               5.2
   Corporate (a) (b)                                                                      (74.9)           32.8             115.0
                                                                                     ----------       ---------         ---------
       Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
         securities and equity in income (losses) of associated
         companies (c)                                                               $    (41.5)      $    73.1         $   201.3
                                                                                     ==========       =========         =========

Identifiable assets employed:
   Banking and Lending                                                                $   481.5       $   595.7         $   664.2
   Manufacturing                                                                           51.5            59.3              63.4
   Domestic Real Estate                                                                   106.8           176.4             218.1
   Other Operations                                                                       193.7           171.2             177.1
   Investment in Associated Companies:
     WilTel                                                                               340.6             --               --
     Other Associated Companies                                                           397.1           358.8             192.5
   Net Assets of Discontinued Operations                                                   --              44.0             156.9
   Corporate                                                                              970.6         1,063.7             945.6
                                                                                      ---------       ---------         ---------
       Total consolidated assets                                                      $ 2,541.8       $ 2,469.1         $ 2,417.8
                                                                                      =========       =========         =========

(a) For 2002, includes a provision of $37,100,000 to write down investments in certain available for sale securities and an equity investment in a non-public fund. The write down of the available for sale securities resulted from a decline in market value determined to be other than temporary.

(b) For 2000, includes, among other items, pre-tax securities gains on sale of Fidelity National Financial, Inc. ($90,900,000) and Jordan Telecommunication Products, Inc., ($24,800,000), as described in Note 12 to the Consolidated Financial Statements.

(c) Prior period amounts have been reclassified to exclude equity in income (losses) of associated companies from these captions.

         At December 31, 2002, the Company and its consolidated subsidiaries had 785 full-time employees.

                               TELECOMMUNICATIONS

     In December 2002, the Company completed the acquisition of 44% of the outstanding common stock of WilTel, for an aggregate purchase price, excluding expenses, of $330,000,000. The WilTel stock was acquired by the Company under the chapter 11 restructuring plan of Williams Communications Group, Inc. ("WCG"), the predecessor of WilTel pursuant to a claims purchase agreement with The Williams Companies, Inc. and an investment agreement with WCG. In October 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. Together, these transactions resulted in the Company acquiring 47.4% of the outstanding common stock of WilTel. The Company has appointed four members (including the Company's Chairman and President) to the newly constituted nine member board of directors of WilTel and has entered into a stockholders agreement with WilTel pursuant to which the Company has agreed to certain restrictions on its ability to acquire or sell WilTel stock.

     WilTel owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally. WilTel has two reportable operating segments, Network and Vyvx. Network provides Internet, data, voice, and video services to companies that use high capacity communications in their businesses. These companies include regional Bell operating companies, cable television companies, Internet service providers, application service providers, data storage service providers, managed network service providers, digital subscriber line service providers, long distance carriers, local service providers, utilities, governmental entities, educational institutions, international carriers, and other companies who desire high-speed communications services. WilTel also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Network has built networks and entered into strategic relationships to provide services in the United States with connections to Asia, Australia, New Zealand, Canada, Mexico, and Europe.

     Vyvx transmits media for its customers regardless of format (analog or digital), method (fiber-optics or satellite), or geographic reach (domestic or international). In 1990, Vyvx provided the first video transmission over a terrestrial network and carried the first of fourteen consecutive Super Bowls for the NFL and its broadcasters. Vyvx provides quality, reliable, network-based methods for aggregating, managing, and distributing content for content owners and rights holders. Vyvx also offers a fully integrated hybrid satellite/terrestrial service to support dedicated and occasional requirements for the distribution of live content for customers like broadcasters CNN and Fox in their coverage of breaking news events in remote locations.

     WilTel's global network is used to provide services to the customers of both Network and Vyvx and includes ownership interests in or rights to use:

     - nearly 30,000 miles of fiber optic cable, of which 28,554 is currently in service;
     -    local fiber optic cable networks within 20 of the largest U.S. cities;
     -    120 network centers located in 107 U.S. cities;
     - operational border crossings between the U.S. and Mexico in California and Texas, and between the U.S. and Canada in Washington, Michigan, and New York; and
     - capacity on five major undersea cable systems connecting the continental U.S. with Europe, Asia, Australia, New Zealand, and Hawaii.

     The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, many industry participants have gone through bankruptcy and those forecasts have not materialized. Telecommunications capacity now far exceeds actual demand, and the resulting marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers--including WilTel--from attaining positive cash flow from operations. Many network providers, and their customers, have and are undergoing reorganizations through bankruptcy, contemplating bankruptcy, or experiencing significant operating losses while consuming much of their remaining liquidity.

     WilTel does not know if and when the current state of aggressive pricing will end, or whether the current instability in the sector will lead to industry consolidation. If industry consolidation does occur, it would not necessarily benefit WilTel or assure that pricing rationality will return to the industry. However, if consolidation does not occur and new investment capital continues to flow into telecommunications carriers, pricing pressures could continue and supply may continue to outpace demand for the foreseeable future. While WilTel will examine opportunities to acquire other carriers or large blocks of business if such opportunities are presented to WilTel, even if such transactions could be consummated at prices deemed to be attractive, no assurance can be given that WilTel could successfully complete such acquisitions or that WilTel could obtain the necessary capital or lender approvals to do so.

     WilTel's current focus is to retain its existing business by providing a high quality of service, to obtain new business if it can be done on a profitable basis, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. At December 31, 2002, WilTel had $291,300,000 of cash and cash equivalents to meet its cash requirements, and believes that it has sufficient liquidity to meet its needs through 2004. WilTel has $375,000,000 of senior debt outstanding under its credit facility, of which approximately $157,000,000 matures during 2005. Unless WilTel is able to generate significant cash flows from operations through revenue growth, expense reductions or some combination of both, it is likely that new capital will have to be raised to meet its maturing debt obligations in 2005.

     Upon its emergence from bankruptcy proceedings, WilTel adopted fresh start accounting, resulting in a new reporting entity for accounting purposes as of October 31, 2002. Accordingly, WilTel's consolidated financial statements for periods prior to emergence from bankruptcy are not comparable and not combined with its consolidated financial statements subsequent to emergence. For the two months ended December 31, 2002, after its emergence from bankruptcy, WilTel generated revenues of approximately $191,700,000, of which approximately $168,600,000 were generated from the network segment and approximately $23,100,000 were generated by Vyvx. For this period, approximately 37% of WilTel's consolidated revenues were attributed to its single largest customer, SBC Communications Inc. WilTel's net loss for the two months ended December 31, 2002 was $61,000,000.

     For the period from acquisition through December 31, 2002, the Company recorded $13,400,000 of pre-tax losses from its investment in WilTel under the equity method of accounting. As a result of its emergence from bankruptcy proceedings and its continued restructuring of its operations, WilTel has reduced its headcount, operating costs and interest expense. However, despite these cost reductions, the Company believes that WilTel will continue to report losses from continuing operations for the foreseeable future. Even if WilTel is able to generate breakeven cash flow from operations, substantial depreciation charges will still result in losses from continuing operations over the next several years. The Company will record its 47.4% share of these losses in its statements of operations, and the recognition of these losses could reduce the carrying amount of its investment in WilTel to zero. The Company will not record any further losses in WilTel if and when its investment is reduced to zero, unless the Company has guaranteed any of WilTel's obligations, or otherwise has committed or intends to commit to provide further financial support. The Company has not provided any such guarantees or commitments.

     WilTel is subject to federal, state, local, and foreign laws, regulations, and orders that affect the rates, terms, and conditions of certain of its service offerings, its costs, and other aspects of its operations. WilTel's primary federal regulator is the Federal Communications Commission ("FCC"). Regulation of the telecommunications industry varies from state to state and from country to country, and it changes regularly (sometimes in unpredictable ways) in response to regulatory proceedings, judicial rulings, technological developments, competition, and government policies. WilTel's operations also are subject to a variety of environmental, building, safety, health, and other governmental laws and regulations. WilTel cannot predict what impact, if any, regulatory changes may have on its business or results of operations, nor can it guarantee that domestic or international regulatory authorities will not raise material issues regarding its compliance with applicable regulations.

                               BANKING AND LENDING

     The Company's banking and lending operations principally are conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial ("AIF"), an industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had aggregate deposits of $392,900,000 and $476,500,000 at December 31, 2002 and 2001, respectively. AIB and AIF currently have three deposit-taking branches in the Salt Lake City area, which have generated approximately three-quarters of their deposit balances. Various brokers generated the remainder of the Company's deposits. Deposits have primarily been used to fund consumer instalment loans.

     The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $373,600,000 and $521,200,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, 55% were loans to individuals generally collateralized by automobiles; 38% were loans to consumers, substantially all of which were collateralized by real or personal property; 4% were loans to small businesses; and 3% were unsecured loans.

     Historically, collateralized personal automobile instalment loans were primarily made through automobile dealerships to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. These loans were made to consumers principally to purchase used, moderately priced automobiles. In September 2001, the Company decided to stop originating subprime automobile loans as a result of increasing loss experience and the increasingly difficult competitive environment. The Company continues to service and closely monitor these loans, and takes prompt possession of the collateral in the event of a default. During 2001 and 2000, the Company generated $434,700,000 of these loans, which typically had an initial loan balance of $12,200, an average contractual maturity of 58 months and an anticipated average life of 26 months.

     The Company's remaining consumer lending programs have primarily consisted of marine, recreational vehicle, motorcycle and elective surgery loans. Due to current economic conditions, portfolio performance and the relatively small size of these loan portfolios and target markets, in January 2003 the Company stopped originating all consumer loans. The Company is considering alternatives for its banking and lending operations, which could include selling or liquidating some or all of its loan portfolios, and outsourcing certain functions. The Company anticipates that it will close its remaining satellite branch in 2003, and reduce its operating and overhead expenses.

     It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio, historical loss experience and collateral value, is deemed adequate to cover probable losses on outstanding loans. At December 31, 2002, the allowance for loan losses for the Company's entire loan portfolio was $31,800,000 or 8.5% of the net outstanding loans, compared to $35,700,000 or 6.8% of net outstanding loans at December 31, 2001.

     The Company's policy is to charge-off an account when the property securing the delinquent loan is repossessed, which generally occurs when the loan is 60 days delinquent. Otherwise, the Company charges off the account due to the customer's bankruptcy and in no event later than the month in which it becomes 120 days delinquent. The charge-off represents the difference between the net realizable value of the property and the amount of the delinquent loan, including accrued interest.

     Certain information with respect to the Company's banking and lending segment is as follows for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                             2002                2001              2000
                                                             ----                ----              ----

Average loans outstanding                                 $440,810            $545,036            $423,030
Interest income earned on loans                           $ 86,018            $111,849            $ 87,865
Average loan yield                                           19.5%               20.5%               20.8%
Average deposits outstanding                              $454,497            $536,020            $422,607
Interest expense on non-demand deposits                   $ 18,035            $ 31,499            $ 26,421
Average rate on non-demand deposits                           3.9%                5.9%                6.3%
Net yield on interest-bearing assets                         11.5%               13.3%               13.1%


     Investments held by the banking and lending segment are primarily short-term bonds and notes of the United States Government and its agencies.

     The Company's principal banking and lending operations are subject to detailed supervision by state authorities, as well as federal regulation pursuant to the Federal Consumer Credit Protection Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Right to Financial Privacy Act, the Community Reinvestment Act, the Fair Credit Reporting Act and regulations promulgated by the Federal Trade Commission and the Board of Governors of the Federal Reserve System. The Company's banking operations are subject to federal and state regulation and supervision by, among others, the Office of the Comptroller of the Currency (the "OCC"), the FDIC and the State of Utah. AIB's primary federal regulator is the OCC, while the primary federal regulator for AIF is the FDIC.

     As previously stated, AIB stopped originating new sub-prime automobile loans in September 2001, and both AIB and AIF ceased originating all other consumer loans in January 2003. The FDIC and OCC have supported these actions taken with respect to the sub-prime portfolio. However, effective February 2003, AIB entered into a formal agreement with the OCC, agreeing to develop a written strategic plan subject to prior OCC approval for the continued operations of AIB, to continue to maintain certain risk-weighted capital levels, to obtain prior approval before paying any dividends, to provide certain monthly reports and to comply with certain other criteria. AIB will also be unable to accept brokered deposits during the period the agreement remains in effect. In the event AIB fails to comply with the agreement, the OCC would have the authority to assert formal charges and seek other statutory remedies and AIB may also be subject to civil monetary penalties. AIB is complying with the agreement and, given that it has ceased all lending activities, the agreement is not expected to have a significant impact on its operations. However, no assurance can be given that other regulatory actions will not be taken.

     The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations of AIB and restricts further acquisitions of banks and savings institutions by the Company. CEBA does not restrict AIF as currently operated.

                                  MANUFACTURING

     Through its plastics division, the Company manufactures and markets proprietary lightweight plastic netting used for a variety of purposes including, among other things, construction, agriculture, packaging, carpet padding, filtration and consumer products. The products are primarily used to add strength to other materials or act as barriers, such as warning fences and crop protection from birds. This division is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control, nonwoven reinforcement and crop protection. It markets its products both domestically and internationally, with approximately 16% of its 2002 revenues generated by customers in Europe, Latin America, Japan and Australia. Products are sold primarily through an employee sales force, located in the United States and Europe. Manufacturing revenues were $50,700,000, $53,700,000 and $65,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     New product development focuses on niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. Historically, this targeted product development generally has been carried out in partnership with a prospective customer or industry where the value of the product has been recognized. The plastics division has also begun focusing on developing products for which it does not yet have a customer. Over the last several years, the plastics division has spent approximately 2% to 4% of annual sales on the development and marketing of new products and new applications of existing products.

     Primarily as a result of a general downturn in the economy, revenues for the plastics division declined in each of the last two years and the division currently has excess manufacturing capacity. The plastics division is attempting to develop new products, applications and markets to replace its lost business and utilize its excess capacity. In addition, the Company has been focusing on managing costs and improving service levels by reducing lead times.

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

                              DOMESTIC REAL ESTATE

     At December 31, 2002, the Company's domestic real estate assets had a book value of $85,200,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company's largest domestic real estate investment is a fully-renovated 719-room hotel located on Waikiki Beach in Hawaii. The Company also owns a shopping center on Long Island, New York that has 60,000 square feet of retail space. During the fourth quarter of 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed Corporation ("HomeFed"), approximately 9.5% and 8.8% of which is owned by the Company's Chairman and President, respectively. The purchase price for this transaction was $25,000,000, consisting of $1,000,000 in cash and 24,742,268 shares of HomeFed's common stock, which represents approximately 30.3% of the outstanding HomeFed stock. CDS's principal asset is the master-planned community located in San Diego County, California known as San Elijo Hills. Since 1998, HomeFed has served as the development manager for this project, for which it was entitled to certain fees based upon the project's revenues and a success fee, which represented a substantial portion of the project's future cash flows. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. HomeFed is a publicly traded company listed on the NASD OTC Bulletin Board (Symbol: HFDC.OB).

                                OTHER OPERATIONS

     The Company owns two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1978, while the Company started Archery Summit in 1993. These wineries primarily produce and sell wines in the luxury segment of the premium table wine market. During 2002, the wineries sold approximately 77,700 9-liter equivalent cases of wine generating wine revenues of $15,700,000. Approximately 8% of the revenues of the wineries and 24% of case sales were derived from a wine that is not in the luxury segment and is made from purchased grapes. Since acquisition, the Company's investment in winery operations has grown, principally to fund the Company's acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to three years after grape harvest before the wine can be sold. For the 2002 harvest, approximately 94% of the Company's vineyards were producing grapes and the balance was under development. At December 31, 2002, the Company's combined investment in these wineries was $60,900,000.

     The Company's 72.8% interest in MK Gold, a company that is traded on the NASD OTC Bulletin Board, had a net carrying value of $49,200,000 at December 31, 2002. MK Gold's subsidiary, Cobre Las Cruces, S.A., a Spanish company, holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. An independent feasibility study of this project was completed by Bechtel International, Inc. in 2001. This study is based on proven and probable reserves of 15,800,000 metric tonnes grading 5.94% copper overlain by a gold-bearing gossan (which has not been evaluated) and by 150 meters of unconsolidated overburden. Independent Mining Consultants, Inc. performed the reserve calculations used in the feasibility study. Based on the feasibility study, cash operating costs are estimated to average $.33 per pound of copper and the estimated capital cost to bring the mine into production is approximately $290,000,000, excluding interest and other financing costs. These estimates are subject to a number of risks and uncertainties, including fluctuations in the value of the euro relative to the U.S. dollar. Since the feasibility study was completed, the value of the euro has appreciated against the U.S. dollar, which if sustained, or if it appreciates further, will increase the actual operating and capital costs.

     Mining will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The market price of copper has been depressed over the past couple of years, reflecting generally weak global economic conditions. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. Environmental approval of the project has been obtained from the Spanish and Andalusian government agencies. Mining and water concession applications have been submitted to the applicable governmental agencies, but approval has not yet been received. MK Gold currently anticipates that these operating permits will be received in the second half of 2003, that final design, construction and mine development will begin in 2004 and copper production will begin in 2006. Although MK Gold believes the necessary permitting and financing will be obtained, no assurances can be given that they will be successful. Further, there may be other political and economic circumstances that could prevent or delay development of Las Cruces.

                                OTHER INVESTMENTS

     In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. Pursuant to the agreement, the Company acquired outstanding secured notes of WebLink with a principal amount of $36,500,000 (representing 91% of the total outstanding debt) and, upon receipt of approval from the FCC, will acquire approximately 80% of the outstanding common stock of WebLink. WebLink, a privately held company, is in the wireless messaging industry, providing wireless data services and traditional paging services.

     The Company has an investment in Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway Inc. ("Berkshire"). In 2001, Berkadia lent $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation (the "Berkadia Loan"), the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Berkadia also received newly issued shares of common stock of FINOVA representing 50% of the stock of FINOVA outstanding on a fully diluted basis. In 2001, the Company entered into a ten-year management agreement with FINOVA, for which it receives an $8,000,000 annual fee that it shares equally with Berkshire. FINOVA is a financial services holding company that, prior to its filing for bankruptcy, provided a broad range of financing and capital markets products, primarily to mid-size businesses. Since its chapter 11 restructuring, FINOVA's business activities have been limited to the orderly collection and liquidation of its assets and FINOVA has not engaged in any new lending activities.

     Berkadia financed the Berkadia Loan with bank financing that is guaranteed, 90% by Berkshire and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire). As of March 7, 2003, principal payments have reduced the outstanding amount of Leucadia's guarantee to $152,500,000. All income related to the Berkadia Loan, after payment of financing costs, is shared 90% to Berkshire and 10% to the Company.

     At December 31, 2002, the book value of the Company's equity investment in Berkadia was negative $72,100,000. The negative carrying amount principally results from Berkadia's distribution of loan fees received and the Company's recognition in 2001 of its share of FINOVA's losses under the equity method of accounting. This negative carrying amount is being amortized into income over the term of the Berkadia Loan, and effectively represents an unamortized discount on the Berkadia Loan. For the year ended December 31, 2002, the Company recorded $65,600,000 of pre-tax income from this investment, of which $59,000,000 related to the amortization of the discount on the Berkadia loan.

     At December 31, 2002, the book value of the Company's investment in Olympus was $155,700,000. For the year ended December 31, 2002, the Company recorded $24,100,000 of pre-tax income from this investment under the equity method of accounting. Olympus was formed in 2001 to take advantage of the lack of capacity and favorable pricing in the reinsurance market. It has entered into a quota share reinsurance agreement with Folksamerica Reinsurance Company, an affiliate of White Mountains Insurance Group, Ltd. ("WMIG"), and will also seek to obtain reinsurance business from other sources as well. When the market opportunity to underwrite reinsurance business on favorable terms recedes, the by-laws of Olympus include mechanisms to return its capital to its investors, subject to Bermuda insurance regulations and other laws restricting the return of capital.

     At December 31, 2002, the book value of the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), a registered broker-dealer, was $115,200,000. JPOF II is managed and controlled by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the year ended December 31, 2002, the Company recorded $15,200,000 of pre-tax income from this investment under the equity method of accounting; this amount was distributed to the Company in February 2003.

     The Company owns 375,000 common shares that represent approximately 4.5% of WMIG. WMIG is a publicly traded, Bermuda domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. At December 31, 2002, the Company's investment had a market value of $121,100,000.

     The Company owns approximately 36% of the common stock of Light & Power Holdings Ltd., the parent company of The Barbados Light and Power Company Limited, the primary generator and distributor of electricity in Barbados. As of December 31, 2002, the Company's investment of $12,100,000 was accounted for on the cost method of accounting, due to currency exchange restrictions and stock transfer restrictions.

     The Company owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at March 25, 2003: AmeriKing, Inc. ("AmeriKing") (6.8%), Carmike Cinemas, Inc. ("Carmike") (11.1%), GFSI Holdings, Inc. ("GFSI") (6.9%), HomeFed (30.3%), Jackson Products, Inc. ("Jackson") (8.8%), Jordan Industries, Inc. ("JII") (10.1%), and WilTel (47.4%).

     Since 1982, a subsidiary of the Company has had a partnership interest in The Jordan Company LLC and Jordan/Zalaznick Capital Company, entities that have specialized in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. However, in the fourth quarter of 2002, members of The Jordan Company raised a new $1.5 billion fund through which they will conduct their investment activities. As a result, the Company's partnership participation arrangement with The Jordan Company ended. The Company has committed to invest $10,000,000 in the general partner of the new fund, and will retain the investments obtained through its prior partnership interest. These investments include AmeriKing, Carmike, GFSI, Jackson, JII, JZ Equity Partners PLC (a British company traded on the London Stock Exchange in which the Company holds a 6.5% equity interest), and a total of 34 other private companies. These investments are carried in the Company's consolidated financial statements at $62,000,000, of which $43,700,000 relates to public companies carried at market value.

     For further information about the Company's business, including the Company's investments, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and Notes to Consolidated Financial Statements.

Item 2.  Properties.
------   ----------

     Through its various subsidiaries, the Company owns and utilizes in its operations offices in Salt Lake City, Utah used for corporate and banking and lending activities (totaling approximately 80,200 square feet). Subsidiaries of the Company own facilities primarily used for manufacturing located in Georgia and Genk, Belgium (totaling approximately 410,300 square feet) and facilities and land in California and Oregon used for winery operations (totaling approximately 107,100 square feet and 457 acres, respectively).

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

Item 10.  Executive Officers of the Registrant.
-------   ------------------------------------

     All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 25, 2003, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:




Name                                Age              Position with Leucadia         Office Held Since
----                                ---              ----------------------         -----------------
Ian M. Cumming                       62              Chairman of the Board          June 1978
Joseph S. Steinberg                  59              President                      January 1979
Thomas E. Mara                       57              Executive Vice President       May 1980;
                                                        and Treasurer                  January 1993
Joseph A. Orlando                    47              Vice President and             January 1994;
                                                        Chief Financial Officer        April 1996
Barbara L. Lowenthal                 48              Vice President and             April 1996
                                                        Comptroller
Mark Hornstein                       55              Vice President                 July 1983
H.E. Scruggs                         46              Vice President                 August 2002


     Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978 and as Chairman of the Board of FINOVA since August 2001. In addition, he has served as a director of Allcity since February 1988, MK Gold since June 1995 and WilTel since October 2002. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986, a director of HomeFed since May 1999 and a director of Carmike since January 2002.

     Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of Allcity since February 1988, MK Gold since June 1995, JII since June 1988, HomeFed since August 1998, FINOVA since August 2001, WMIG since June 2001 and WilTel since October 2002.

     Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. In addition, he has served as a director of Allcity since October 1994, MK Gold since February 2000 and FINOVA since September 2002.

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

     Mr. Hornstein joined the Company as Vice President in July 1983.

     Mr. Scruggs joined the Company in 1995, served as Vice President from March 2000 through December 2001, and from August 2002 until the present. Mr. Scruggs has been Chairman of AIB since 1997, Chairman and President of the Empire Group since October 2000, Chairman of Conwed Plastics since January 2000 and a Senior Vice President of WilTel since October 2002. In addition, he has served as a director of MK Gold since March 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     The common shares of the Company are traded on the New York Stock Exchange and Pacific Exchange, Inc. under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.

                                                                         Common Share
                                                                         ------------
                                                                  High                   Low
                                                                  ----                   ---
         2001
         First Quarter                                          $35.70                 $30.50
         Second Quarter                                          34.90                  30.58
         Third Quarter                                           33.65                  28.25
         Fourth Quarter                                          31.96                  26.31

         2002
         First Quarter                                          $36.04                 $28.00
         Second Quarter                                          38.16                  30.95
         Third Quarter                                           36.37                  27.62
         Fourth Quarter                                          40.27                  32.85

         2003
         First Quarter (through March 25, 2003)                 $38.60                 $32.59


     As of March 25, 2003, there were approximately 2,976 record holders of the common shares.

     In 2002 and 2001, the Company paid cash dividends of $.25 per common share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

     The Company and certain of its subsidiaries have or have had tax loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the tax loss carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2005, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

     In December 2002, the Company completed a private placement of approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The private placement included 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock, that were converted into 1,347,720 common shares in March 2003. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

     On May 14, 2002, shareholders approved the Company's reorganization from New York, its current state of incorporation, to Bermuda. The Company continues to evaluate the possibility of reorganizing as a Bermuda company and would not implement the reorganization unless the estimated cost of the reorganization is acceptable given the anticipated benefits. If the Board of Directors has not determined to implement the reorganization before the 2005 annual meeting of shareholders, management will either abandon the reorganization or resubmit it for shareholder approval at the 2005 annual meeting of shareholders. In addition, the Board of Directors may determine to abandon the reorganization for other reasons deemed to be in the Company's best interests and/or the best interest of its shareholders.

Item 6.  Selected Financial Data.
------   -----------------------

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Prior period amounts have been reclassified to reflect the Company's Foreign Real Estate segment as a discontinued operation.

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                        2002           2001          2000           1999            1998
                                                        ----           ----          ----           ----            ----
                                                                    (In thousands, except per share amounts)


SELECTED INCOME STATEMENT DATA:
Revenues (a)                                          $241,805       $374,161      $493,408         $460,814       $199,070
Expenses                                               283,330        301,079       292,105          226,171        183,968
Income (loss) from continuing operations before
  income taxes, minority expense of trust
  preferred securities and equity in income
  (losses) of associated companies                     (41,525)        73,082       201,303          234,643         15,102
Income from continuing operations before minority
  expense of trust preferred securities and
  equity in income (losses) of associated
  companies (b)                                        103,340         84,423       133,087          195,175         45,814
Minority expense of trust preferred securities,
  net of taxes                                          (5,521)        (5,521)       (5,521)          (5,521)        (8,248)
Equity in income (losses) of associated
  companies, net of taxes                               54,712        (15,974)       19,040           (1,906)        15,138
Income from continuing operations                      152,531         62,928       146,606          187,748         52,704
Income (loss) from discontinued operations,
  including gain (loss) on disposal, net of taxes        9,092        (70,847)      (30,598)          27,294          1,639
Cumulative effect of a change in accounting
 principle                                                 --             411          --              --               --
      Net income (loss)                                161,623         (7,508)      116,008          215,042         54,343

Per share:
  Basic earnings (loss) per common share:
   Income from continuing operations                   $  2.74       $   1.13       $  2.64        $    3.16       $    .83
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                      .16          (1.28)         (.55)             .46            .03
   Cumulative effect of a change in accounting
     principle                                             --             .01          --                --            --
                                                       -------       --------       -------        ---------       --------
      Net income (loss)                                $  2.90       $   (.14)      $  2.09        $    3.62       $    .86
                                                       =======       ========       =======        =========       ========

  Diluted earnings (loss) per common share:
   Income from continuing operations                   $  2.72       $   1.13         $2.64        $    3.16       $    .83
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                      .16          (1.28)         (.55)             .46            .03
   Cumulative effect of a change in accounting
    principle                                              --             .01          --               --             --
                                                       -------       --------       -------        ---------       --------
      Net income (loss)                                $  2.88       $   (.14)      $  2.09        $    3.62       $    .86
                                                       =======       ========       =======        =========       ========




                                                                              At December 31,
                                                                              ---------------
                                                  2002            2001              2000            1999            1998
                                                  ----            ----              ----            ----            ----
                                                                 (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
  Cash and investments                          $1,043,471     $1,080,271          $  998,892     $  759,089     $1,485,107
  Total assets                                   2,541,778      2,469,087           2,417,783      2,255,239      2,920,916
  Debt, including current maturities               233,073        252,279             190,486        268,736        473,226
  Customer banking deposits                        392,904        476,495             526,172        329,301        189,782
  Shareholders' equity                           1,534,525      1,195,453           1,204,241      1,121,988      1,853,159
  Book value per common share                       $25.74         $21.61              $21.78         $19.75         $29.90
  Cash dividends per common share                   $  .25         $  .25              $  .25         $13.58         $  --


(a)  Prior period amounts have been changed to reclassify equity in income
     (loss) of associated companies such that it is no longer classified as revenues. Includes net securities gains (losses) of $(37,066,000), $28,450,000, $124,964,000, $16,268,000 and $(66,159,000) for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(b) During 2002, the Internal Revenue Service completed the audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material tax payment required from the Company. As a result of this favorable resolution of various federal income tax contingencies, the income tax provision for 2002 reflects a benefit of approximately $120,000,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        --------------

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

     As of December 31, 2002, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $680,000,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $375,600,000 (55%), the equity investment in WMIG of $121,100,000 (18%)
(which can be sold privately or otherwise in compliance with the securities laws and is subject to a registration rights agreement), and other publicly traded debt and equity securities aggregating $183,300,000 (27%). Additional sources of liquidity as of December 31, 2002 include $170,100,000 of cash and marketable securities primarily collateralizing letters of credit.

     During 2002, the Internal Revenue Service completed the audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material tax payment required from the Company. As a result of this favorable resolution of various federal income tax contingencies, the income tax provision for 2002 reflects a benefit from the reversal of tax reserves aggregating approximately $120,000,000.

     In December 2002, the Company completed a private placement of approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The Company issued 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock, that were converted into 1,347,720 common shares in March 2003. The securities sold in the private placement represent 7.1% of the Company's outstanding common shares at March 25, 2003.

     In December 2002, the Company completed the acquisition of 44% of the outstanding common stock of WilTel, for an aggregate purchase price, excluding expenses, of $330,000,000. The WilTel stock was acquired by the Company under the chapter 11 restructuring plan of WCG pursuant to a claims purchase agreement with The Williams Companies, Inc. and an investment agreement with WCG. In October 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. Together, these transactions resulted in the Company acquiring 47.4% of the outstanding common stock of WilTel.

     The Company entered into a stockholders agreement with WilTel pursuant to which the Company designated four members of WilTel's newly constituted nine member board of directors. As long as the Company maintains an ownership interest in WilTel of at least 20%, WilTel agreed to use its best efforts to cause WilTel's board to nominate four Leucadia nominees in the future. In addition, the Company agreed to certain restrictions on its ability to increase its ownership in WilTel above 49% during the first two years after its acquisition, and certain other restrictions on its ability to increase its ownership during the first five years after its acquisition. While the stockholders agreement and WilTel's charter restrict the transferability of WilTel's securities, the Company does have the ability to sell an amount of WilTel shares equal to 15% of the total outstanding WilTel shares. The Company has no current intention to sell its WilTel stock, and although it has a registration rights agreement with respect to its interest in WilTel, the Company does not consider this investment to be liquid.

     WilTel's current focus is to retain its existing business by providing a high quality of service, to obtain new business if it can be done on a profitable basis, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. At December 31, 2002, WilTel had $291,300,000 of cash and cash equivalents to meet its cash requirements, and believes that it has sufficient liquidity to meet its needs through 2004. WilTel has $375,000,000 of senior debt outstanding under its credit facility, of which approximately $157,000,000 matures during 2005. Unless WilTel is able to generate significant cash flows from operations through revenue growth, expense reductions or some combination of both, it is likely that new capital will have to be raised to meet its maturing debt obligations in 2005.

     In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink, for an aggregate purchase price of $19,000,000. Pursuant to the agreement, the Company acquired outstanding secured notes of WebLink with a principal amount of $36,500,000 and, upon receipt of approval from the FCC, will acquire approximately 80% of the outstanding common stock of WebLink.

     During the second quarter of 2002, the Company sold its interest in Fidei, its foreign real estate subsidiary, to an unrelated third party for total proceeds of 70,400,000 Euros ($66,200,000), and recorded an increase to shareholders' equity of $12,100,000. Although the Euro denominated sale proceeds were not converted into US dollars immediately upon receipt, the Company did enter into a participating currency derivative, which expired in September 2002. Upon expiration, net of the premium paid to purchase the contract, the Company received $67,900,000 in exchange for 70,000,000 Euros and recognized a foreign exchange gain of $2,000,000. In connection with the sale, the Company classified its foreign real estate operations as discontinued operations.

     In November 2002, the Company sold its 40% equity interest in certain thoroughbred racetrack businesses for net proceeds of approximately $28,000,000, and recorded a pre-tax gain of $14,300,000. As part of this transaction, the Company has an approximately 15% profits interest in a joint venture formed with the buyer of the businesses to pursue the potential development and management of gaming ventures in Maryland, including slot machines and video lottery terminals (if authorized by state law). The Company has no funding obligations for this joint venture. The Company is unable to currently determine the value, if any, of this profits interest.

     The Parent maintains the principal borrowings for the Company and its non-banking subsidiaries and has provided working capital to certain of its subsidiaries. These borrowings have primarily been made from banks through the Company's credit agreement facility and through public financings. In March 2003, the Company entered into a new $110,000,000 unsecured bank credit facility that matures in three years and bears interest based on the Eurocurrency Rate or the prime rate.

     As of March 25, 2003, the Company is authorized to repurchase an additional 4,490,000 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

     At December 31, 2002, a maximum of $10,200,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. There are no restrictions on distributions from non-regulated subsidiaries. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Payments from regulated subsidiaries for dividends and tax sharing payments totaled $7,100,000 for the year ended December 31, 2002.

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

Consolidated Liquidity

     In 2002, net cash was provided by operating activities, principally as a result of a reduction to the Company's investment in the trading portfolio. In 2001 and 2000, net cash was used for operations, reflecting lower investment income on corporate investments as a result of the special dividend payment of $811,900,000 in 1999, payment of the Parent's interest and overhead expenses and a reduction of payables related to the trading portfolio.

     The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $373,600,000 and $521,200,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, 55% were loans to individuals generally collateralized by automobiles; 38% were loans to consumers, substantially all of which were collateralized by real or personal property; 4% were loans to small businesses; and 3% were unsecured loans. The banking and lending segment is no longer making consumer loans and is in the process of liquidating its remaining portfolio. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers. The Company intends to use the cash flows generated from its loan portfolios to retire these deposits as they mature, which the Company expects will be substantially complete by the end of 2005. The Company's customer banking deposits totaled $392,900,000 and $476,500,000 as of December 31, 2002 and 2001, respectively.

     As previously stated, AIB stopped originating new sub-prime automobile loans in September 2001, and both AIB and AIF ceased originating all other consumer loans in January 2003. The FDIC and OCC have supported these actions taken with respect to the sub-prime portfolio. However, effective February 2003, AIB entered into a formal agreement with the OCC, agreeing to develop a written strategic plan subject to prior OCC approval for the continued operations of AIB, to continue to maintain certain risk-weighted capital levels, to obtain prior approval before paying any dividends, to provide certain monthly reports and to comply with certain other criteria. AIB will also be unable to accept brokered deposits during the period the agreement remains in effect. In the event AIB fails to comply with the agreement, the OCC would have the authority to assert formal charges and seek other statutory remedies and AIB may also be subject to civil monetary penalties. AIB is complying with the agreement and, given that it has ceased all lending activities, the agreement is not expected to have a significant impact on its operations. However, no assurance can be given that other regulatory actions will not be taken.

     The Company and certain of its subsidiaries have or have had tax loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the tax loss carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2005, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

     As shown below, at December 31, 2002, the Company's contractual cash obligations totaled $807,472,000. The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. The Company is in compliance with all of these restrictions, and the Company has the ability to incur additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions.

                                                                                    Payments Due by Period (in thousands)
                                                             -----------------------------------------------------------------------
                                                                            Less than 1
Contractual Cash Obligations                                 Total             Year       1-3 Years     4-5 Years    After 5 Years
----------------------------                                 -----          -----------   ---------     ---------    -------------

Customer Banking Deposits                                   $392,904        $283,613      $ 89,959        $ 19,332        $   --
Long-Term Debt                                               233,073           3,647        27,124          39,815         162,487
Operating Leases, net of Sublease Income                      83,295           4,946         7,770           6,829          63,750
Preferred Securities of Subsidiary Trust                      98,200            --            --              --            98,200
                                                            --------        --------      --------        --------        --------
Total Contractual Cash Obligations                          $807,472        $292,206      $124,853        $ 65,976        $324,437
                                                            ========        ========      ========        ========        ========


Off-Balance Sheet Arrangements

     At December 31, 2002, the Company's off-balance sheet arrangements consist of guarantees aggregating $265,500,000. The Company's guarantee of 10% of Berkadia's financing incurred in connection with the Berkadia Loan represents $217,500,000 of that total, $65,000,000 of which expired in connection with payments of principal on the Berkadia Loan in the first quarter of 2003. To the extent that future principal payments are received under the Berkadia Loan prior to maturity, such amounts will be used to paydown the Berkadia financing and the remaining $152,500,000 guarantee will expire proportionally at such times. The Berkadia Loan matures in August 2006.

     Prior to the sale of CDS, the Company had agreed to provide project improvement bonds primarily for the benefit of the City of San Marcos for the San Elijo Hills project, which are required prior to the commencement of any project development. These bonds provide funds primarily to the City in the event that CDS is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2002, the amount of outstanding bonds was $30,000,000, of which $25,400,000 expires in less than one year. The Company's remaining guarantee at December 31, 2002 is an $18,000,000 indemnification in connection with the financing of a real estate property.

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

     The allowance for loan losses is established through a provision that is charged to expense. As of December 31, 2002, the Company's allowance for loan losses was $31,800,000 or 8.5% of the related outstanding loan receivable balance of $373,600,000. The allowance for loan losses is an amount that the Company believes will be adequate to absorb probable losses inherent in its portfolio based on the Company's evaluations of the collectibility of loans and prior loan loss experience. Factors considered by the Company include actual experience, current economic trends, aging of the loan portfolio and collateral value. During periods of economic weakness, delinquencies, defaults, repossessions and losses generally increase. These periods may also be accompanied by decreased demand and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. In addition, incentives offered by the automobile industry on new cars affect the supply of used cars and the value the Company may realize upon sale of repossessed automobiles. The allowance is based on judgments and assumptions and the actual loss experience may be different.

     The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities related to potential exposure.

     The Company accounts for its investment in Berkadia under the equity method of accounting. Although the Company has no cash investment in Berkadia, the Company has a contingent liability resulting from its guarantee of 10% of the third party financing provided to Berkadia. The total amount of the Company's guarantee is $152,500,000 as of March 7, 2003. Since the Company does not expect that Berkadia will suffer losses resulting in the Company having to fund its guarantee obligation, no reserve has been recorded.

     As of December 31, 2002, the carrying amount of the Company's investment in the mining properties of MK Gold was approximately $59,300,000. The recoverability of this asset is entirely dependent upon the success of MK Gold's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The market price of copper has been depressed over the past couple of years, reflecting generally weak global economic conditions. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. In addition, the actual price of copper, the operating cost of the mine and the capital cost to bring the mine into production will affect the recoverability of this asset. Based on the current status of the project and MK Gold's estimate of future financing costs and future cash flows, the Company believes the asset is recoverable.

Banking and Lending

     Finance revenues, which reflect the level and mix of consumer instalment loans, decreased in 2002 as compared to 2001 due to fewer average loans outstanding. Average loans outstanding were $440,800,000, $545,000,000 and $423,000,000 for 2002, 2001 and 2000, respectively. This decline was primarily due to the Company's decision in September 2001 to stop originating subprime automobile loans. Although finance revenues decreased in 2002 as compared to 2001, pre-tax results increased primarily due to a $13,700,000 reduction in interest expense, due to reduced customer banking deposits and lower interest rates thereon, a net change of $10,000,000 in the accounting for the market values of interest rate swaps (discussed below), a decline in the provision for loan losses of $7,100,000, and lower salaries expense and operating costs resulting from the segment's restructuring efforts. These changes were partially offset by higher interest paid on interest rate swaps of $4,100,000.

     In 2002, the banking and lending segment's provision for loan losses decreased as compared to the prior year primarily due to the decline in loans outstanding, although as a percent of outstanding loans it increased due to increased loss experience, particularly in the subprime automobile portfolio. The Company believes this loss experience reflects the difficulties experienced by subprime borrowers in the current economy. At December 31, 2002, the allowance for loan losses for the Company's entire loan portfolio was $31,800,000 or 8.5% of the net outstanding loans, compared to $35,700,000 or 6.8% of net outstanding loans at December 31, 2001.

     The Company's remaining consumer lending programs have primarily consisted of marine, recreational vehicle, motorcycle and elective surgery loans. Due to current economic conditions, portfolio performance and the relatively small size of these loan portfolios and target markets, in January 2003 the Company stopped originating all consumer loans. The Company is considering its alternatives for its banking and lending operations, which could include selling or liquidating some or all of its loan portfolios, and outsourcing certain functions.

     Although finance revenues increased in 2001 as compared to 2000, pre-tax results declined primarily due to a larger provision for loan losses, changes in market values of interest rate swaps, higher interest paid on interest rate swaps, charges recorded in connection with the Company's decision to stop originating new subprime automobile loans and to consolidate all operations in Salt Lake City, and higher interest expense due to the increased customer banking deposits through September of 2001. In 2001, the banking and lending segment's provision for loan losses increased $13,000,000 as compared to the prior year. This increase primarily reflected higher net charge-offs, for which the Company believes a weaker economy and increased bankruptcies were contributing factors, and an increase in the rates used by the Company to establish the allowance for loan losses in recognition of its increased loss experience. Pre-tax results for the banking and lending segment for 2001 also included $7,100,000 of charges related to consolidating all operations in Salt Lake City.

     Pre-tax results for the banking and lending segment include income (expense) of $3,500,000 and ($6,500,000) for the years ended December 31, 2002 and 2001, respectively, resulting from mark-to-market changes on its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133 and, therefore, are not accounted for as hedges.

Manufacturing

     Manufacturing revenues for the plastics division declined approximately 5% in 2002 as compared to 2001 primarily due to reductions in the consumer products market of $3,800,000, partially offset by increases in the construction market of $1,200,000. The reductions in the consumer products market resulted from the loss of a customer for the Asian market and for its consumer dust wipe products, and reduced demand for one of the Company's healthcare products. Gross profit was largely unchanged for 2002 as compared to 2001, reflecting cost reduction initiatives that reduced labor costs, improved material utilization and reduced non-resin raw material costs.

     For the year ended December 31, 2002, the division recorded an impairment charge of approximately $1,250,000 to write down the book value of certain production lines that the division does not expect will be utilized over the next several years. These lines were initially purchased to provide additional capacity to produce a specific product for a specific customer; however, the customer discontinued the product in 2001 and the Company no longer believes that the cost of these lines are currently recoverable from other business. When the division's customer discontinued the product and terminated their contract in 2001, they were required to pay the division a termination payment of $3,500,000, which was recognized as other income in 2001. The division did not record an impairment charge in 2001 since its expected production volume for these lines would have resulted in future cash flows that did not support an impairment charge at that time.

     Manufacturing revenues, gross profit and pre-tax results for the plastics division declined in 2001 as compared to 2000. Of the $11,400,000 decline in manufacturing revenues in 2001, the most significant reduction was in the consumer products market, which declined by $7,300,000. This decline was primarily due to a customer for the Asian market no longer using one of the Company's products and a lower than anticipated demand for consumer dust wipe products. In addition, increased competition in the agriculture, home furnishing and packaging markets and customer inventory reductions in the construction and certain industrial markets also contributed to the reduction in sales in 2001. Gross profit for 2001 declined primarily due to the decline in sales and higher fixed costs related to the Belgium manufacturing facility. The decline in pre-tax income in 2001 was partially offset by the contract termination gain referred to above.

Domestic Real Estate

     Revenues from domestic real estate declined in 2002 as compared to 2001 as a result of lower gains from property sales of $16,400,000, and less rent income of $7,300,000 largely due to the sale of one of the Company's shopping centers in 2001 and two shopping centers during 2002, partially offset by increased revenues from the Company's Hawaiian hotel, which the Company began operating in the third quarter of 2001. The decline in pre-tax income also reflects greater operating costs, principally related to the Hawaiian hotel and a $1,300,000 write-down of a mortgage receivable.

     During the fourth quarter of 2002, the Company sold one of its real estate subsidiaries, CDS, to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 24,742,268 shares of HomeFed's common stock, which represents approximately 30.3% of the outstanding HomeFed stock. CDS's principal asset is the master-planned community located in San Diego County, California known as San Elijo Hills, for which HomeFed has served as the development manager since 1998. The deferred gain on this sale of approximately $12,100,000 at December 31, 2002, will be recognized into income as the San Elijo Hills project is developed and sold. The Company is accounting for its investment in HomeFed under the equity method of accounting. Income recognized representing its share of HomeFed's earnings in 2002 was not material. Prior to the sale to HomeFed, the Company recognized pre-tax gains of $7,800,000 from sales of residential sites at San Elijo Hills during 2002.

     The reduction in revenues and pre-tax income from domestic real estate in 2001 as compared to the prior year was principally due to the foreclosure gains recorded in 2000 and lower gains from property sales, net of costs. During 2001, the Company sold 691 residential sites and a school site resulting in pre-tax gains of $18,100,000 at San Elijo Hills.

Other

     Investment and other income declined in 2002 as compared to 2001 principally due to reductions in gains from domestic property sales and rent income as discussed above, a reduction of $20,600,000 in investment income resulting from a decline in interest rates and a lower amount of invested assets, a decline of $9,200,000 in revenues from the Company's gas operations principally due to lower production and prices, and the gain recognized in 2001 of $6,300,000 from the sale of the Company's investment in two inactive insurance companies. The decreases were partially offset by a $14,300,000 gain from the sale of certain thoroughbred racetrack businesses and increased revenues from the Company's Hawaiian hotel of $8,200,000.

     Investment and other income declined in 2001 as compared to 2000 in part from non-recurring income recognized in 2000 totaling $25,900,000, primarily consisting of foreclosure gains from certain domestic real estate properties of $10,700,000, a prepayment penalty related to certain promissory notes of $7,500,000 and a gain from the sale of a corporate owned aircraft of $7,700,000. In addition, investment and other income declined in 2001 due to decreased gains from sales of various domestic real estate properties of $8,500,000 and a reduction in revenues related to MK Gold of $10,100,000. Such decreases were partially offset by the 2001 gain from the sale of the Company's investment in two inactive insurance companies referred to above and increased revenues from the Company's oil and gas operations of $6,200,000.

     Net securities gains (losses) for 2002 include a provision of $37,100,000 to write down the Company's investments in certain available for sale securities and its equity investment in a non-public fund. The write down of the available for sale securities resulted from a decline in market value determined to be other than temporary. Net securities gains (losses) for 2000 include pre-tax security gains related to the Company's investments in Fidelity National Financial, Inc. ($90,900,000) and Jordan Telecommunication Products, Inc. ($24,800,000).

     For 2002, the Company recognized $91,400,000 of pre-tax income from its equity investments in associated companies as compared to $24,600,000 of pre-tax losses for 2001. The increase in 2002 was primarily due to income from the Company's equity investment in Berkadia of $65,600,000 as compared to a loss from this investment of $70,400,000 in 2001, and $24,100,000 of income from the Company's equity investment in Olympus, an investment the Company made in December 2001. These increases were partially offset by a $11,900,000 decline in income from its investment in JPOF II, from which the Company recorded $15,200,000 of income in 2002, and a loss of $13,400,000 from the Company's equity investment in WilTel, representing the Company's share of WilTel's losses under the equity method of accounting.

     For 2002, the Company's equity in the income of Berkadia consisted of pre-tax income of $59,000,000 related to the amortization of the discount on the Berkadia Loan and $6,600,000 from its share of the net interest spread on the Berkadia Loan. For 2001, the Company's equity in the loss of Berkadia consisted of a pre-tax loss of $94,400,000 for its share of FINOVA's losses under the equity method of accounting, $20,100,000 of pre-tax income related to the amortization of the discount on the Berkadia Loan and $3,900,000 of pre-tax income from its share of the net interest spread on the Berkadia Loan. As more fully described in Note 3 to the Company's consolidated financial statements, Berkadia's initial investment in the FINOVA stock and the Berkadia Loan are determined based upon the relative fair values of the securities received in exchange for the funds transferred to FINOVA. The fair value assigned to the FINOVA stock was based upon the trading price of FINOVA's common stock on the day the FINOVA stock was received, was far in excess of FINOVA's net worth and was inconsistent with the Company's view that the FINOVA common stock has a very limited value. Subsequent to acquisition, and principally as a result of the terrorist attacks on September 11, 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's investment in FINOVA's common stock to zero in 2001.

     The book value of the Company's equity investment in Berkadia was negative $72,100,000 and negative $129,000,000 at December 31, 2002 and 2001, respectively. The negative carrying amount principally results from Berkadia's distribution of loan fees received and the Company's recognition in 2001 of its share of FINOVA's losses under the equity method of accounting. This negative carrying amount is being amortized into income over the term of the Berkadia Loan, and effectively represents an unamortized discount on the Berkadia Loan.

     Since its acquisition in the fourth quarter of 2002, the Company has recorded its share of WilTel's losses under the equity method of accounting. As a result of its emergence from bankruptcy proceedings and its continued restructuring of its operations, WilTel has reduced its headcount, operating costs and interest expense. However, despite these cost reductions, the Company believes that WilTel will continue to report losses from continuing operations for the foreseeable future. Even if WilTel is able to generate breakeven cash flow from operations, substantial depreciation charges will still result in losses from continuing operations over the next several years. The Company will record its 47.4% share of these losses in its statements of operations, and the recognition of these losses could reduce the carrying amount of its investment in WilTel to zero. The Company will not record any further losses in WilTel if and when its investment is reduced to zero, unless the Company has guaranteed any of WilTel's obligations, or otherwise has committed or intends to commit to provide further financial support. The Company has not provided any such guarantees or commitments.

     For 2001, the Company recognized $24,600,000 of pre-tax losses from its equity investments in associated companies as compared to $29,300,000 of pre-tax income for 2000. The loss in 2001 was primarily due to a loss of $70,400,000, representing the Company's share of the loss recorded by Berkadia, as described above. The Company's loss related to Berkadia was partially offset by income from other equity investments, the most significant of which related to JPOF II. The Company recognized income from its investment in JPOF II of $27,100,000 and $17,300,000 in 2001 and 2000, respectively.

     The decline in interest expense for 2002 as compared to 2001 primarily reflects lower interest expense at the banking and lending segment due to reduced customer banking deposits and lower interest rates thereon.

     Salaries expense in 2001 primarily reflects decreased expenses related to lower bonus expense.

     Selling, general and other expenses increased in 2001 as compared to the prior year primarily due to higher provisions for loan losses and charges recorded in connection with consolidating the banking and lending operations referred to above, partially offset by lower expenses related to MK Gold.

     Income taxes for 2002 reflect the reversal of tax reserves aggregating $120,000,000, as a result of the favorable resolution of certain federal income tax contingencies discussed above. Income taxes for 2001 reflect a benefit of $36,200,000 for the favorable resolution of federal and state income tax contingencies, and in 2000, the Company's effective income tax rate did not vary materially from the expected statutory federal rate.

Property and Casualty Insurance--Discontinued Operation

       In December 2001, upon approval by the Company's Board of Directors to commence an orderly liquidation of the Empire Group, the Company classified as discontinued operations the property and casualty insurance operations of the Empire Group. The Empire Group had historically engaged in commercial and personal lines of property and casualty insurance, principally in the New York metropolitan area. The Empire Group only accepts new business that it is obligated to accept by contract or New York insurance law; it does not engage in any other business activities except for its claims runoff operations. The voluntary liquidation is expected to be substantially complete by 2005. In December 2001, the Company wrote down its investment in the Empire Group to its estimated net realizable value based on expected operating results and cash flows during the liquidation period, which indicated that the Company is unlikely to realize any value once the liquidation is complete. Accordingly, the Company recorded a $31,100,000 after-tax charge (net of taxes of $16,800,000) as a loss on disposal of discontinued operations to fully write-off its investment. While this estimated net realizable value represents management's best estimate, the amount the Company will ultimately realize could be, but is not expected to be, greater. The Company has no obligation to contribute additional capital to the Empire Group.

Recently Issued Accounting Standards

       In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under Emerging Issues Task Force Issue No. 94-3. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002; the Company has adopted these disclosure requirements. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is reviewing the impact of the implementation of SFAS 146, the initial recognition and measurement provisions of FIN 45, and the implementation of FIN 46.

Cautionary Statement for Forward-Looking Information

     Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing.

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

     The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including:

     o general economic and market conditions or prevailing interest rate levels;
     o    changes in foreign and domestic laws, regulations and taxes;
     o    changes in competition and pricing environments;
     o    regional or general changes in asset valuation;
     o the occurrence of significant natural disasters, the inability to reinsure certain risks economically, increased competition in the reinsurance markets, the adequacy of loss and loss adjustment expense reserves;
     o weather related conditions that may affect the Company's operations or investments;
     o changes in U.S. real estate markets, including the residential market in Southern California and the commercial and vacation markets in Hawaii;
     o increased competition in the luxury segment of the premium table wine market;
     o adverse economic, political or environmental developments in Spain that could delay or preclude the issuance of permits necessary to obtain the Company's copper mining rights or could result in increased costs of bringing the project to completion, increased costs in financing the development of the project and decreases in world wide copper prices;
     o increased competition in the international and domestic plastics market and increased raw material costs;
     o increased default rates and decreased value of assets pledged to the Company;
     o    further adverse regulatory action by the OCC;
     o any deterioration in the business and operations of FINOVA, in the ability of FINOVA Capital to repay the Berkadia Loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital in connection with the Berkadia Loan;
     o deterioration in the business and operations of WilTel and the ability of WilTel to generate operating profits and positive cash flows, WilTel's ability to retain key customers and suppliers, regulatory changes in the telecommunications markets and increased competition from reorganized telecommunication companies; and
     o changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.

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

     The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 69% of the Company's total investment portfolio at December 31, 2002. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations. The estimated weighted average remaining life of these fixed income securities was approximately 4.6 years at December 31, 2002. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company's investment portfolio also includes its investment in WMIG, carried at its aggregate market value of $121,100,000. This investment is approximately 19% of the Company's total investment portfolio, and its value is subject to change if the market value of the WMIG stock rises or falls. At December 31, 2001, fixed income securities comprised approximately 68% of the Company's total investment portfolio and had an estimated weighted average remaining life of 2.0 years. At December 31, 2002 and 2001, the Company's portfolio of trading securities was not material.

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

     The following table provides information about the Company's financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows by expected maturity dates. For the variable rate notes receivable and variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date. For loans, securities and liabilities with contractual maturities, the table presents contractual principal cash flows adjusted for the Company's historical experience and prepayments of mortgage-backed securities. For banking and lending's variable rate products, the weighted average variable rates are based upon the respective pricing index at the reporting date. For money market deposits that have no contractual maturity, the table presents principal cash flows based on the Company's historical experience and management's judgment concerning their most likely withdrawal behaviors. For interest rate swaps, the table presents notional amounts by contractual maturity date.

     For additional information, see Notes 5, 9 and 19 to Consolidated Financial Statements.




                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2003       2004         2005         2006         2007      Thereafter   Total     Fair Value
                                    ----       ----         ----         ----         ----      ----------   -----     ----------
                                                                          (Dollars in thousands)
The Company, Excluding
 Banking and Lending:
Rate Sensitive Assets:
Available for Sale Fixed
 Income Securities:
  U.S. Government                 $ 98,763    $16,536      $   --      $ 1,621     $   --      $   --      $116,920     $116,920
    Weighted Average
    Interest Rate                    1.64%      3.95%          --        4.14%         --          --
  Other Fixed Maturities:
   Rated Investment Grade         $ 10,783    $13,785      $ 1,567     $ 1,699     $   --      $   --      $ 27,834     $ 27,834
     Weighted Average
      Interest Rate                  6.43%      7.25%        5.96%       6.75%         --          --
   Rated Less Than
     Investment Grade/Not
      Rated                       $ 15,298    $26,518      $ 9,045    $ 10,394     $ 15,404    $ 52,804    $129,463     $129,463
     Weighted Average
      Interest Rate                  7.43%      6.88%        5.32%       8.03%        9.17%       8.57%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings    $  1,515    $ 1,631      $21,265     $23,539     $  2,233    $123,268    $173,451     $179,290
   Weighted Average
     Interest Rate                   7.92%      7.92%        7.92%       7.88%        7.88%       7.86%
Variable Interest Rate
  Borrowings                     $   2,114    $ 2,114      $ 2,114     $ 2,114     $ 11,929    $ 39,219    $ 59,604     $ 59,604
   Weighted Average
     Interest Rate                   2.20%      2.84%        3.50%       3.94%        4.32%       5.33%

Other Rate Sensitive
Financial Instruments:
Company-obligated
  Mandatorily Redeemable
  Preferred Securities of
  Subsidiary Trust Holding
  Solely Subordinated Debt
  Securities of the Company      $    --      $  --        $  --       $   --      $   --      $ 98,200    $ 98,200     $ 98,200
    Weighted Average
      Interest Rate                 8.65%       8.65%        8.65%       8.65%        8.65%       8.65%





                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2003       2004         2005         2006         2007      Thereafter   Total     Fair Value
                                    ----       ----         ----         ----         ----      ----------   -----     ----------
                                                                          (Dollars in thousands)

Rate Sensitive Derivative
Financial Instruments:
Euro currency swap               $  2,085     $ 2,085      $ 2,085     $ 2,085     $  2,085    $  4,693    $ 15,118     $ (1,566)
  Average Pay Rate                  5.89%       5.89%        5.89%       5.89%        5.89%       5.89%
  Average Receive Rate              7.60%       7.60%        7.60%       7.60%        7.60%       7.60%
Pay Fixed/Receive Variable
Interest Rate Swap               $  2,114     $ 2,114      $ 2,114     $ 2,114     $  2,114    $ 39,219    $ 49,789     $ (4,251)
  Average Pay Rate                  5.01%       5.01%        5.01%       5.01%        5.01%       5.01%
  Average Receive Rate              1.70%       2.39%        3.09%       3.55%        3.95%       4.67%

Off-Balance Sheet Items:
 Unused Lines of Credit          $152,500     $  --        $  --       $   --      $  --       $   --      $152,500     $152,500
    Weighted Average
     Interest Rate                  1.45%        --           --           --         --           --

 Banking and Lending:
Rate Sensitive Assets:
  Certificates of Deposit        $    697     $  --        $  --       $   --      $   --      $   --      $    697     $    697
    Weighted Average
     Interest Rate                  2.06%        --           --           --          --          --         2.06%
  Fixed Interest Rate
    Securities                   $  9,725     $ 2,757      $ 1,651     $   414     $      1    $  8,146    $ 22,694     $ 22,694
    Weighted Average
      Interest Rate                 9.06%       9.10%        9.12%       9.12%       10.93%       5.12%       7.62%
  Variable Interest Rate
     Securities                  $ 29,843     $16,895      $12,839     $ 9,819     $  2,993    $ 18,753    $ 91,142     $ 91,140
    Weighted Average
     Interest Rate                  3.22%       1.77%        1.78%       1.78%        1.83%       3.32%       2.57%
  Fixed Interest Rate Loans      $ 72,558     $73,017      $52,444     $21,427     $  4,525    $ 82,039    $306,010     $280,351
    Weighted Average
     Interest Rate                 21.09%      21.00%       21.62%      21.35%       19.28%      18.66%      20.50%
  Variable Interest Rate
     Loans                       $  7,651     $ 2,896      $ 3,342     $ 3,930     $  4,560    $ 45,215    $ 67,594     $ 67,287
    Weighted Average
     Interest Rate                 17.28%      19.00%       18.92%      18.61%       17.85%      15.24%      16.19%

Rate Sensitive Liabilities:
  Money Market Deposits          $ 36,004     $   350      $   350     $  --       $   --      $   --      $ 36,704     $ 36,704
    Weighted Average
     Interest Rate                   .30%        .25%         .25%        --           --          --          .30%
  Time Deposits                  $247,609     $61,004      $28,255     $ 7,574     $ 11,758    $   --      $356,200     $362,863
    Weighted Average
     Interest Rate                  3.30%       3.90%        3.53%       5.33%        4.58%        --         3.50%
  Fixed Interest Rate
   Borrowings                    $     18     $  --        $  --       $  --       $   --      $   --      $     18     $     18
    Weighted Average
     Interest Rate                  7.38%        --           --          --           --          --         7.38%

Rate Sensitive Derivative
Financial Instruments:
Pay Fixed/Receive Variable
  Interest Rate Swap             $160,000     $  --        $  --          --       $   --      $   --      $160,000     $ (3,135)
  Average Pay Rate                  6.22%        --           --          --           --          --         6.22%
  Average Receive Rate              1.76%        --           --          --           --          --         1.76%

Off-Balance Sheet Items:
Commitments to Extend Credit     $  5,503     $  --        $  --       $  --       $   --      $   --      $  5,503     $  5,503
  Weighted Average
   Interest Rate                   17.44%        --           --          --           --          --        17.44%
Unused Lines of Credit           $  3,000     $  --        $  --       $  --       $   --      $ 17,192    $ 20,192     $ 20,192
  Weighted Average
   Interest Rate                    4.75%        --           --          --           --         1.25%       1.77%

Item 8. Financial Statements and Supplementary Data.
------  -------------------------------------------

     Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------  -----------------------------------------------------------------
        Financial Disclosure.
        --------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

       The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2003 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

Item 11.  Executive Compensation.
-------   ----------------------

     The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

Equity Compensation Plan Information

     The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2002. All outstanding awards relate to the Company's common stock.

                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                  Number of securities            Weighted-average           under equity
                                    to be issued upon            exercise price of        compensation plans
                            exercise of outstanding options,    outstanding options,     (excluding securities
                                   warrants and rights          warrants and rights      reflected in column (a))
Plan Category                           (a)                              (b)                       (c)
-------------               -------------------------------     --------------------     -----------------------


Equity compensation
  plans approved by
  security holders                   1,353,070                     $ 25.29                     578,050

Equity compensation
  plans not approved
  by security holders                   --                            --                         --
                                   -----------                     -------                     -------

Total                                1,353,070                     $ 25.29                     578,050
                                   ===========                     =======                     =======


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

Item 14.  Controls and Procedures.
-------   -----------------------

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

(a)(1)(2) Financial Statements and Schedules.

          Report of Independent Accountants..........................................................F-1
          Financial Statements:
           Consolidated Balance Sheets at December 31, 2002 and 2001.................................F-2
           Consolidated Statements of Operations for the years ended December 31,  2002, 2001 and
             2000....................................................................................F-3
           Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
             2000....................................................................................F-4
           Consolidated Statements of Changes in Shareholders' Equity for the years ended
             December 31, 2002, 2001 and 2000........................................................F-6
           Notes to Consolidated Financial Statements................................................F-7

           Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts...........................................F-36

      (3) Executive Compensation Plans and Arrangements.
          ---------------------------------------------

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

          Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).

          Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the 2001 10-K).

          Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit 10.18 to the 2000 10-K).

          Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).

          Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 the 2001 10-K).

          Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001 (filed as Exhibit 10.29 to the 2001 10-K).

          Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 16, 2002.

(b)  Reports on Form 8-K.

     The Company filed current reports on Form 8-K dated October 15, 2002, October 16, 2002 and December 24, 2002 which set forth information under
     Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     The Company filed current reports on Form 8-K dated November 27, 2002 which set forth information under Item 2. Acquisition or Disposition of Assets,
     Item 5. Other Events and Item 7. Financial Statements and Exhibits.

(c)  Exhibits.

       3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993). *

       3.2 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002.

       3.3 Amended and Restated By-laws as amended through February 23, 1999 (filed as Exhibit 3.2 to the 1998 10-K).*

       4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

       10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*


------------------------------------------
*  Incorporated by reference

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

       10.7 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.9 to the 2000 10-K).*

       10.8 Form of First Amendment, dated as of August 10, 2001, to Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.8 to the Company's 2001 10-K).*

       10.9 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
              1997).*

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


------------------------------------------
*  Incorporated by reference

       10.13 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as
              Exhibit 10.14 to the 1998 10-K).*

       10.14 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated as of December 30, 1999 (filed as Exhibit 10.16 to the Company's 1999 10-K).*

       10.15 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).*

       10.16 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the 2000 10-K).*

       10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit 10.18 to the 2000 10-K).*

       10.18 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the Company's 1993 Form 10-K).*

       10.19 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.19 to the 2001 10-K).*

       10.20 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*

       10.21 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph
              S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*

       10.22 Commitment Letter dated February 26, 2001 among the Company, Berkshire Hathaway Inc., Berkadia LLC, The FINOVA Group Inc. and FINOVA Capital Corporation (filed as Exhibit 10.19 to the 2000 10-K).*

       10.23 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the 2000 10-K).*

       10.24 Leucadia National Corporation Guaranty to Fleet Securities, Inc., as administrative agent, and the lenders from time to time party to the Fleet Facility, dated as of August 21, 2001 (filed as Exhibit 4 to the Schedule 13D filed with the SEC on August 28, 2001 in respect of Company Common Stock by Berkshire Hathaway Inc. et al. (the "Berkshire Schedule 13D")).*

       10.25 Berkadia Management LLC Operating Agreement, dated August 21, 2001, by and between BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 8 to the Berkshire Schedule 13D).*

       10.26 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the Company's Current Report on Form 8-K dated August 27, 2001).*

       10.27 First Amended and Restated Berkadia LLC Operating Agreement, dated August 21, 2001, by and among BHF Berkadia Member Inc., WMAC Investment Corporation and Berkadia Management LLC (filed as
              Exhibit 11 to the Berkshire Schedule 13D).*


------------------------------------------
*  Incorporated by reference

       10.28 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).*

       10.29 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001 (filed as Exhibit 10.29 to the 2001 10-K).*

       10.30 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc. ("TWC"), Williams Communications Group, Inc. ("WCG"), CG Austria, Inc., the official committee of unsecured creditors and the Company (filed as Exhibit 99.2 to the Current Report on Form 8-K of WCG dated July 31, 2002 (the "WCG July 31, 2002 8-K")).*

       10.31 Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, Williams Communications, LLC ("WCL") (filed as Exhibit 99.4 to the WCG July 31, 2002 8-K). *

       10.32 First Amendment, made as of September 30, 2002, to the Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.4 to the Current Report on Form 8-K of WCG dated October 24, 2002 (the "WilTel October 24, 2002 8-K")). *

       10.33 Second Amendment, made as of October 15, 2002, to the Investment Agreement, dated as of July 26, 2002, as amended on September 30, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.5 to the WilTel October 24, 2002 8-K).*

       10.34 Purchase and Sale Agreement, dated as of July 26, 2002, by and between TWC and the Company (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated July 31, 2002).*

       10.35 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K). *

       10.36 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as
              Exhibit 99.3 to the WilTel October 24, 2002 8-K). *

       10.37 Share Purchase Agreement, dated April 17, 2002, between LUK Fidei L.L.C and Hampton Trust PLC.

       10.38 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Centruy Consolidated SA.

       10.39 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as Exhibit
              10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002). *

       10.40 Second Amended and Restated Berkadia LLC Operating Agreement dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation.

       10.41 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in
              Schedule I thereto.

       10.42 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 26, 2002.

       21     Subsidiaries of the registrant.




------------------------------------------
*  Incorporated by reference

       23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and
              S-3 (File No. 33-30277), Form S-8 (File No. 33-61682), Form S-8
              (File No. 33-61718), Form S-8 (File No. 333-51494) and Form S-4
              (File No. 333-86018).

       23.2 Independent Auditors' Consent from PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and
              S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
              33-61718), Form S-8 (No. 333-51494) and Form S-4 (No.333-86018).

       23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No.
              33-30277), Form S-8 (No. 33-61682), Form S-8 (No. 33-61718), Form
              S-8 (No. 333-51494) and Form S-4 (No. 333-86018).

       99.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (d)    Financial statement schedules.
              -----------------------------

              (1) Berkadia LLC financial statements as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from inception, February 26, 2001, to December 31, 2001.

              (2) Olympus Re Holdings, Ltd. combined financial statements as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from date of incorporation, December 3, 2001 to December 31, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LEUCADIA NATIONAL CORPORATION


March 28, 2003                                By: /s/     Barbara L. Lowenthal
                                                  -----------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

         Signature                                Title
         ---------                                -----


 /s/ Ian M. Cumming                  Chairman of the Board
-----------------------------        (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg             President and Director
-----------------------------        (Principal Executive Officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando               Vice President and Chief Financial Officer
-----------------------------        (Principal Financial Officer)
Joseph A. Orlando


 /s/ Barbara L. Lowenthal            Vice President and Comptroller
-----------------------------        (Principal Accounting Officer)
Barbara L. Lowenthal


 /s/ Paul M. Dougan                  Director
-----------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger          Director
-----------------------------
Lawrence D. Glaubinger


 /s/ James E. Jordan                 Director
-----------------------------
James E. Jordan


 /s/ Jesse Clyde Nichols, III        Director
 ----------------------------
Jesse Clyde Nichols, III

                                 CERTIFICATIONS


I, Ian M. Cumming, certify that:

1. I have reviewed this annual report on Form 10-K of Leucadia National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003

                                           By:   /s/ Ian M. Cumming
                                                 --------------------------
                                                 Ian M. Cumming
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                 CERTIFICATIONS



I, Joseph S. Steinberg, certify that:

1. I have reviewed this annual report on Form 10-K of Leucadia National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003

                                           By:/s/ Joseph S. Steinberg
                                              -----------------------
                                              Joseph S. Steinberg
                                              President

                                 CERTIFICATIONS


I, Joseph A. Orlando, certify that:

1. I have reviewed this annual report on Form 10-K of Leucadia National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003

                                           By: /s/ Joseph A. Orlando
                                               ---------------------
                                               Joseph A. Orlando
                                               Chief Financial Officer

                                  EXHIBIT INDEX

       3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993). *

       3.2 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002.

       3.3 Amended and Restated By-laws as amended through February 23, 1999 (filed as Exhibit 3.2 to the 1998 10-K).*

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

       10.7 Form of Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.9 to the 2000 10-K).*

       10.8 Form of First Amendment, dated as of August 10, 2001, to Amended and Restated Revolving Credit Agreement dated as of June 27, 2000 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.8 to the Company's 2001 10-K).*


------------------------------------------
*  Incorporated by reference

       10.9 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
              1997).*

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

       10.14 Deferred Compensation Agreement between the Company and Joseph S. Steinberg dated as of December 30, 1999 (filed as Exhibit 10.16 to the Company's 1999 10-K).*

       10.15 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of January 10, 2000 (filed as Exhibit 10.17 to the 1999 10-K).*

       10.16 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of January 10, 2000 (filed as Exhibit 10.17 to the 2000 10-K).*

       10.17 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit 10.18 to the 2000 10-K).*

       10.18 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the Company's 1993 Form 10-K).*

       10.19 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.19 to the 2001 10-K).*

       10.20 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*

       10.21 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph
              S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*



------------------------------------------
*  Incorporated by reference

       10.22 Commitment Letter dated February 26, 2001 among the Company, Berkshire Hathaway Inc., Berkadia LLC, The FINOVA Group Inc. and FINOVA Capital Corporation (filed as Exhibit 10.19 to the 2000 10-K).*

       10.23 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the 2000 10-K).*

       10.24 Leucadia National Corporation Guaranty to Fleet Securities, Inc., as administrative agent, and the lenders from time to time party to the Fleet Facility, dated as of August 21, 2001 (filed as Exhibit 4 to the Berkshire Schedule 13D).*

       10.25 Berkadia Management LLC Operating Agreement, dated August 21, 2001, by and between BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 8 to the Berkshire Schedule 13D).*

       10.26 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the Company's Current Report on Form 8-K dated August 27, 2001).*

       10.27 First Amended and Restated Berkadia LLC Operating Agreement, dated August 21, 2001, by and among BHF Berkadia Member Inc., WMAC Investment Corporation and Berkadia Management LLC (filed as
              Exhibit 11 to the Berkshire Schedule 13D).*

       10.28 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).*

       10.29 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001 (filed as Exhibit 10.29 to the 2001 10-K).*

       10.30 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc. ("TWC"), Williams Communications Group, Inc. ("WCG"), CG Austria, Inc., the official committee of unsecured creditors and the Company (filed as Exhibit 99.2 to the WCG July 31, 2002 8-K).*

       10.31 Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, Williams Communications, LLC ("WCL") (filed as Exhibit 99.4 to the WCG July 31, 2002 8-K). *

       10.32 First Amendment, made as of September 30, 2002, to the Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.4 to the WilTel October 24, 2002 8-K). *

       10.33 Second Amendment, made as of October 15, 2002, to the Investment Agreement, dated as of July 26, 2002, as amended on September 30, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.5 to the WilTel October 24, 2002 8-K). *



------------------------------------------
*  Incorporated by reference

       10.34 Purchase and Sale Agreement, dated as of July 26, 2002, by and between TWC and the Company (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated July 31, 2002).*

       10.35 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K). *

       10.36 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as
              Exhibit 99.3 to the WilTel October 24, 2002 8-K). *

       10.37 Share Purchase Agreement, dated April 17, 2002, between LUK Fidei L.L.C and Hampton Trust PLC.

       10.38 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Centruy Consolidated SA.

       10.39 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as Exhibit
              10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002). *

       10.40 Second Amended and Restated Berkadia LLC Operating Agreement dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation.

       10.41 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in
              Schedule I thereto.

       10.42 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 26, 2002.


       21     Subsidiaries of the registrant.

       23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form S-8 and
              S-3 (File No. 33-30277), Form S-8 (File No. 33-61682), Form S-8
              (File No. 33-61718), Form S-8 (File No. 333-51494) and Form S-4
              (File No. 333-86018).

       23.2 Independent Auditors' Consent from PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and
              S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
              33-61718), Form S-8 (No. 333-51494) and Form S-4 (No.333-86018).

       23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No.
              33-30277), Form S-8 (No. 33-61682), Form S-8 (No. 33-61718), Form
              S-8 (No. 333-51494) and Form S-4 (No. 333-86018).



------------------------------------------
*  Incorporated by reference

       99.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (d)    Financial statement schedules.
              -----------------------------

              (1) Berkadia LLC financial statements as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from inception, February 26, 2001, to December 31, 2001.

              (2) Olympus Re Holdings, Ltd. combined financial statements as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from date of incorporation, December 3, 2001 to December 31, 2001.

                        Report of Independent Accountants





To the Board of Directors and
Shareholders of Leucadia National Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)(2) of this Form 10-K, present fairly, in all material respects, the financial position of Leucadia National Corporation and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1)(2) of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
New York, New York
March 12, 2003

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(Dollars in thousands, except par value)



                                                                                            2002                   2001
                                                                                            ----                   ----
ASSETS
------
Investments:
   Available for sale (aggregate cost of $484,571 and $579,342)                         $  569,861              $  626,584
   Trading securities (aggregate cost of $49,888 and $68,547)                               48,036                  63,850
   Held to maturity (aggregate fair value of $766 and $1,665)                                  768                   1,666
   Other investments, including accrued interest income                                      6,206                  14,949
                                                                                        ----------              ----------
       Total investments                                                                   624,871                 707,049
Cash and cash equivalents                                                                  418,600                 373,222
Trade, notes and other receivables, net                                                    407,422                 596,229
Prepaids and other assets                                                                  187,046                 227,709
Property, equipment and leasehold improvements, net                                        166,207                 162,158
Investments in associated companies:
   WilTel Communications Group, Inc.                                                       340,551                    --
   Other associated companies                                                              397,081                 358,761
Net assets of discontinued operations                                                        --                     43,959
                                                                                        ----------              ----------
           Total                                                                        $2,541,778              $2,469,087
                                                                                        ==========              ==========

LIABILITIES
-----------
Customer banking deposits                                                               $  392,904              $  476,495
Trade payables and expense accruals                                                         77,394                  74,988
Other liabilities                                                                          140,586                 215,689
Income taxes payable                                                                        38,231                 124,692
Deferred tax liability                                                                      16,556                  17,051
Debt, including current maturities                                                         233,073                 252,279
                                                                                        ----------              ----------
       Total liabilities                                                                   898,744               1,161,194
                                                                                        ----------              ----------

Commitments and contingencies

Minority interest                                                                           10,309                  14,240
                                                                                        ----------              ----------

Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely subordinated debt securities of the Company              98,200                  98,200
                                                                                        ----------              ----------

SHAREHOLDERS' EQUITY
--------------------
Series A Non-Voting Convertible Preferred Stock                                             47,507                    --
Common shares, par value $1 per share, authorized 150,000,000 shares;
   58,268,572 and 55,318,257 shares issued and outstanding, after deducting
   60,213,299 and 63,117,584 shares held in treasury                                        58,269                  55,318
Additional paid-in capital                                                                 154,260                  54,791
Accumulated other comprehensive income                                                      56,025                  14,662
Retained earnings                                                                        1,218,464               1,070,682
                                                                                        ----------              ----------
       Total shareholders' equity                                                        1,534,525               1,195,453
                                                                                        ----------              ----------

           Total                                                                        $2,541,778              $2,469,087
                                                                                        ==========              ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(In thousands, except per share amounts)



                                                                                                 2002           2001           2000
                                                                                                 ----           ----           ----
REVENUES:
---------
   Manufacturing                                                                            $  50,744      $  53,667      $  65,019
   Finance                                                                                     87,812        113,422         89,007
   Investment and other income                                                                140,315        178,622        214,418
   Net securities gains (losses)                                                              (37,066)        28,450        124,964
                                                                                            ---------      ---------      ---------
                                                                                              241,805        374,161        493,408
                                                                                            ---------      ---------      ---------

EXPENSES:
---------
   Manufacturing cost of goods sold                                                            33,963         36,803         40,650
   Interest                                                                                    33,547         47,763         48,109
   Salaries                                                                                    41,814         42,611         48,815
   Selling, general and other expenses                                                        174,006        173,902        154,531
                                                                                            ---------      ---------      ---------
                                                                                              283,330        301,079        292,105
                                                                                            ---------      ---------      ---------
   Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of
     associated companies                                                                     (41,525)        73,082        201,303
                                                                                            ---------      ---------      ---------
Income tax (benefit) provision:
   Current                                                                                   (116,817)        30,362         39,898
   Deferred                                                                                   (28,048)       (41,703)        28,318
                                                                                            ---------      ---------      ---------
                                                                                             (144,865)       (11,341)        68,216
                                                                                            ---------      ---------      ---------
   Income from continuing operations before minority expense of trust preferred
      securities and equity in income (losses) of associated companies                        103,340         84,423        133,087
Minority expense of trust preferred securities, net of taxes                                   (5,521)        (5,521)        (5,521)
Equity in income (losses) of associated companies, net of taxes                                54,712        (15,974)        19,040
                                                                                            ---------      ---------      ---------
   Income from continuing operations                                                          152,531         62,928        146,606
Income (loss) from discontinued operations, net of taxes                                        4,580        (39,742)       (30,598)
Gain (loss) on disposal of discontinued operations, net of taxes                                4,512        (31,105)          --
                                                                                            ---------      ---------      ---------
   Income (loss) before cumulative effect of a change in accounting principle                 161,623         (7,919)       116,008
Cumulative effect of a change in accounting principle                                            --              411           --
                                                                                            ---------      ---------      ---------

           Net income (loss)                                                                $ 161,623      $  (7,508)     $ 116,008
                                                                                            =========      =========      =========

Basic earnings (loss) per common share:
   Income from continuing operations                                                        $    2.74      $    1.13      $    2.64
   Income (loss) from discontinued operations                                                     .08           (.72)          (.55)
   Gain (loss) on disposal of discontinued operations                                             .08           (.56)          --
   Cumulative effect of a change in accounting principle                                          --             .01           --
                                                                                            ---------      ---------      ---------
            Net income (loss)                                                               $    2.90      $    (.14)     $    2.09
                                                                                            =========      =========      =========

Diluted earnings (loss) per common share:
   Income from continuing operations                                                        $    2.72      $    1.13      $    2.64
   Income (loss) from discontinued operations                                                     .08           (.72)          (.55)
   Gain (loss) on disposal of discontinued operations                                             .08           (.56)          --
   Cumulative effect of a change in accounting principle                                          --             .01           --
                                                                                            ---------      ---------      ---------
           Net income (loss)                                                                $    2.88      $    (.14)     $    2.09
                                                                                            =========      =========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(In thousands)




                                                                                            2002             2001            2000
                                                                                            ----             ----            ----

Net cash flows from operating activities:
-----------------------------------------

Net income (loss)                                                                       $   161,623      $    (7,508)   $   116,008
Adjustments to reconcile net income (loss) to net cash provided by (used for)
  operations:
  Cumulative effect of a change in accounting principle                                        --               (411)           --
  (Benefit) provision for deferred income taxes                                             (28,048)         (35,291)        28,318
  Depreciation and amortization of property, equipment and leasehold improvements            18,714           17,476         15,903
  Other amortization (primarily related to investments)                                      (2,517)         (14,108)        (2,838)
  Provision for doubtful accounts                                                            36,248           43,263         30,320
  Net securities (gains) losses                                                              37,066          (28,450)      (124,964)
  Equity in (income) losses of associated companies                                         (54,712)          15,974        (19,040)
  (Gain) on disposal of real estate, property and equipment, and other assets               (35,051)         (48,407)       (65,154)
  (Gain) loss on disposal of discontinued operations                                         (4,512)          31,105            --
  Investments classified as trading, net                                                     48,990           (6,675)        (3,978)
  Net change in:
   Trade and other receivables                                                               10,681              574        (10,617)
   Prepaids and other assets                                                                 (1,021)          (3,055)        (3,039)
   Trade payables and expense accruals                                                       11,936          (34,940)       (54,111)
   Other liabilities                                                                         (4,243)          (1,925)        12,824
   Income taxes payable                                                                    (137,327)         (13,180)        (8,908)
  Other                                                                                       2,934            6,941          9,753
  Net change in net assets of discontinued operations                                        (5,384)          63,982         53,039
                                                                                      -------------      -----------     ----------
   Net cash provided by (used for) operating activities                                      55,377          (14,635)       (26,484)
                                                                                      -------------      -----------     ----------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of real estate, property, equipment and leasehold improvements                  (37,854)         (51,920)       (83,119)
Proceeds from disposals of real estate, property and equipment, and other assets            108,146          187,629        221,909
Proceeds from disposal of discontinued operations, net of expenses                           66,241             --             --
Reduction in cash related to sale of subsidiary, net of cash proceeds from sale             (18,979)            --             --
Advances on loan receivables                                                                (81,650)        (262,388)      (355,604)
Principal collections on loan receivables                                                   174,718          186,626        148,259
Advances on notes receivables                                                                (2,390)          (9,593)       (30,864)
Collections on notes receivables                                                              4,373           39,790        266,954
Investments in associated companies                                                        (375,307)        (186,782)      (108,600)
Distributions from associated companies                                                      43,807          123,871         19,784
Purchases of investments (other than short-term)                                         (1,143,361)      (1,014,015)      (769,194)
Proceeds from maturities of investments                                                     657,487          696,340         68,688
Proceeds from sales of investments                                                          548,249          201,840        898,842
                                                                                      -------------      -----------     ----------

   Net cash (used for) provided by investing activities                                     (56,520)         (88,602)       277,055
                                                                                      -------------      -----------     ----------
                                                                                                                         (continued)






              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2002, 2001 and 2000
(In thousands)


                                                                                            2002             2001            2000
                                                                                            ----             ----            ----

Net cash flows from financing activities:
-----------------------------------------

Net change in short-term borrowings                                                      $    --          $     --        $ (75,500)
Net change in customer banking deposits                                                     (82,351)         (45,928)       192,512
Issuance of long-term debt, net of issuance costs                                             6,145           71,496        105,850
Reduction of long-term debt                                                                 (13,265)         (10,555)      (113,114)
Issuance of convertible preferred shares                                                     47,507             --             --
Issuance of common shares                                                                   102,535              517           --
Purchase of common shares for treasury                                                         (115)             (45)       (32,094)
Dividends paid                                                                              (13,841)         (13,829)       (13,824)
                                                                                         ----------       ----------      ---------

   Net cash provided by financing activities                                                 46,615            1,656         63,830
                                                                                         ----------       ----------      ---------

Effect of foreign exchange rate changes on cash                                                 (94)            (564)           (51)
                                                                                         ----------       ----------      ---------

   Net increase (decrease) in cash and cash equivalents                                      45,378         (102,145)       314,350
Cash and cash equivalents at January 1,                                                     373,222          475,367        161,017
                                                                                         ----------       ----------      ---------

Cash and cash equivalents at December 31,                                                $  418,600       $  373,222      $ 475,367
                                                                                         ==========       ==========      =========

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the year for:
   Interest                                                                              $   34,681       $   51,232      $  44,213
   Income tax payments, net of refunds                                                   $   17,314       $   11,885      $  24,774













              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2002, 2001 and 2000
(In thousands, except par value and per share amounts)

                                                 Series A
                                                Non-Voting     Common                 Accumulated
                                               Convertible     Shares    Additional      Other
                                                Preferred      $1 Par     Paid-In     Comprehensive     Retained
                                                   Stock       Value      Capital     Income (Loss)     Earnings          Total
                                                ----------    --------   ----------   -------------     --------          -----


Balance, January 1, 2000                        $   --        $56,802    $ 84,929        $(9,578)     $   989,835     $1,121,988
                                                                                                                      ----------
Comprehensive income:
   Net change in unrealized gain (loss)
    on investments, net of taxes of $9,078                                                16,386                          16,386
   Net change in unrealized foreign exchange
    gain (loss), net of taxes of $47                                                      (4,223)                         (4,223)
   Net income                                                                                             116,008        116,008
                                                                                                                      ----------
     Comprehensive income                                                                                                128,171
                                                                                                                      ----------
Purchase of stock for treasury                                 (1,505)    (30,589)                                       (32,094)
Dividends ($.25 per common share)                                                                         (13,824)       (13,824)
                                                  -------    --------    --------       --------       ----------     ----------

Balance, December 31, 2000                          --         55,297      54,340          2,585        1,092,019      1,204,241
                                                                                                                      ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $9,537                                               17,850                          17,850
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $882                                                    (5,366)                         (5,366)
   Net change in unrealized gain (loss) on
     derivative  instruments (including the
     cumulative effect of a change in accounting
     principle of  $1,371), net of taxes of $219                                            (407)                           (407)
   Net loss                                                                                                (7,508)        (7,508)
                                                                                                                      ----------
     Comprehensive income                                                                                                  4,569
                                                                                                                      ----------
Exercise of options to purchase common shares                      23         494                                            517
Purchase of stock for treasury                                     (2)        (43)                                           (45)
Dividends ($.25 per common share)                                                                         (13,829)       (13,829)
                                                  -------    --------    --------       --------       ----------     ----------


Balance, December 31, 2001                          --         55,318      54,791         14,662        1,070,682      1,195,453
                                                                                                                      ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $14,215                                              26,331                          26,331
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $1,691                                                  16,375                          16,375
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $724                                         (1,343)                         (1,343)
   Net income                                                                                             161,623        161,623
                                                                                                                      ----------
     Comprehensive income                                                                                                202,986
                                                                                                                      ----------
Issuance of convertible preferred shares           47,507                                                                 47,507
Issuance of common shares                                       2,908      98,585                                        101,493
Exercise of options to purchase common shares                      46         996                                          1,042
Purchase of stock for treasury                                     (3)       (112)                                          (115)
Dividends ($.25 per common share)                                                                         (13,841)       (13,841)
                                                  -------     -------     -------        -------       ----------     ----------

Balance, December 31, 2002                        $47,507     $58,269    $154,260        $56,025       $1,218,464     $1,534,525
                                                  =======     =======    ========        =======       ==========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Operations:
   ---------------------

The Company is a diversified holding company engaged in a variety of businesses, including telecommunications, banking and lending, manufacturing, real estate activities, winery operations, and property and casualty reinsurance, principally in markets in the United States, and development of a copper mine in Spain.

The Company's telecommunications operations are conducted through its 47.4% interest in WilTel Communications Group, Inc. ("WilTel"), a public company (traded on the Nasdaq National Market, Symbol: WTEL) that owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally, to provide Internet, data, voice and video services.

The Company's banking and lending operations principally consist of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Historically, the Company's principal lending activities have consisted of providing collateralized personal automobile loans to individuals with poor credit histories. As a result of increased loss experience and declining profitability in its auto lending program, the Company stopped originating new subprime automobile loans in September 2001. Due to current economic conditions, portfolio performance and the relatively small size of the Company's other consumer loan portfolios and target markets, in January 2003 the Company decided to stop originating all consumer loans. The Company is considering its alternatives for its banking and lending operations, which could include selling or liquidating some or all of its loan portfolios, and outsourcing certain functions.

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

The Company's winery operations consist of two wineries, which produce and sell wines in the luxury segment of the premium table wine market.

The Company's copper mine development operations consist of its 72.8% interest in MK Gold Company ("MK Gold"), a company that is traded on the NASD OTC Bulletin Board.

During the second quarter of 2002, the Company sold its interest in Compagnie Fonciere FIDEI ("Fidei"), a French real estate company and, accordingly, has classified its foreign real estate operations as discontinued operations. Prior period financial statements have been reclassified to conform with this presentation.

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

   -------------------------------

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses is an amount that the Company believes will be adequate to absorb probable losses inherent in its portfolio based on the Company's evaluations of the collectibility of loans and prior loan loss experience. Factors considered by the Company include actual experience, current economic trends, aging of the loan portfolio and collateral value. During periods of economic weakness, delinquencies, defaults, repossessions and losses generally increase. These periods may also be accompanied by decreased demand and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. In addition, incentives offered by the automobile industry on new cars affect the supply of used cars and the value the Company may realize upon sale of repossessed automobiles. The allowance for loan losses is based on numerous judgments and assumptions and actual loss experience may be different.

The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities related to potential exposure.

The Company accounts for its investment in Berkadia under the equity method of accounting. Although the Company has no cash investment in Berkadia, the Company has a contingent liability resulting from its guarantee of 10% of the third party financing provided to Berkadia. Since the Company does not expect that Berkadia will suffer losses resulting in the Company having to fund its guarantee obligation, no reserve has been recorded.

As of December 31, 2002, the carrying amount of the Company's investment in the mining properties of MK Gold was approximately $59,300,000. The recoverability of this asset is entirely dependent upon the success of MK Gold's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The market price of copper has been depressed over the past couple of years, reflecting generally weak global economic conditions. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. In addition, the actual price of copper, the operating cost of the mine and the capital cost to bring the mine into production will affect the recoverability of this asset. Based on the current status of the project and MK Gold's estimate of future financing costs and future cash flows, the Company believes the asset is recoverable.

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

Certain amounts for prior periods have been reclassified to be consistent with the 2002 presentation and for discontinued operations.

(c) Statements of Cash Flows: The Company considers short-term investments,
    ------------------------
which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $267,900,000 and $286,100,000 at December 31, 2002 and 2001, respectively.

   -------------------------------

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

Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values. The writedowns are included in "Net securities gains (losses)" in the Consolidated Statements of Operations. The cost of securities sold is based on average cost.

(e) Property, Equipment and Leasehold Improvements: Property, equipment and
    ----------------------------------------------
leasehold improvements are stated at cost, net of accumulated depreciation and amortization ($117,500,000 and $112,600,000 at December 31, 2002 and 2001,
respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(f) Revenue Recognition: Revenue from loans made by the banking and lending
    -------------------
operations is recognized over the term of the loan to provide a constant yield on the daily principal balance outstanding. Manufacturing revenues are recognized when title passes, which is generally upon shipment of goods. Revenue from the sale of real estate is recognized when title passes.

(g) Income Taxes: The Company provides for income taxes using the liability
    ------------
method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset. A valuation allowance is provided if deferred tax assets are not considered to be more likely than not to be realized.

(h) Derivative Financial Instruments: On January 1, 2001, the Company adopted
    --------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, the Company reflects its derivative financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on its customer banking deposits and certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

In accordance with the transition provisions of SFAS 133, the Company recorded income from a cumulative effect of a change in accounting principle of $411,000, net of taxes, in results of operations for the year ended December 31, 2001 and recorded a loss of $1,371,000, net of taxes, as a cumulative effect of a change in accounting principle in accumulated other comprehensive income. The net pre-tax charge that the Company expects to reclassify during the next twelve months to investment and other income from the transition adjustment that was recorded in accumulated other comprehensive income is not material. Amounts recorded as charges to investment and other income as a result of accounting for its derivative financial instruments in accordance with SFAS 133 were $1,700,000 and $2,300,000 for the years ended December 31, 2002 and 2001, respectively. Net unrealized losses on derivative instruments were $1,800,000 and $400,000 at December 31, 2002 and 2001, respectively.

   -------------------------------

(i) Translation of Foreign Currency: Foreign currency denominated investments
    -------------------------------
and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange gains were $2,500,000 for 2002, $2,100,000 for 2000 and not material for 2001. Net unrealized foreign exchange losses were $200,000 and $16,600,000 at December 31, 2002 and 2001, respectively.

(j) Stock-Based Compensation: Statement of Financial Accounting Standards No.
    ------------------------
123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income (loss) would not have been materially different from that reported in 2002, 2001 and 2000.

(k) Recently Issued Accounting Standards: In July 2002, the Financial Accounting
    ------------------------------------
Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under Emerging Issues Task Force Issue No. 94-3. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002; the Company has adopted these disclosure requirements. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is reviewing the impact of the implementation of SFAS 146, the initial recognition and measurement provisions of FIN 45, and the implementation of FIN 46.

3. Investments in Associated Companies:
   -----------------------------------

The Company has investments in several Associated Companies. The Company records its portion of the earnings of certain companies based on fiscal periods ended up to three months prior to the end of the Company's reporting period. The amounts reflected as equity in income (losses) of associated companies in the consolidated statements of operations are net of income tax provisions (benefits) of $36,700,000, $(8,600,000) and $10,300,000 for the years ended
December 31, 2002, 2001 and 2000, respectively.

   -----------------------------------

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2002, except for Berkadia and WilTel which are separately summarized below. (Amounts are in thousands.)



                                                                                2002              2001
                                                                                ----              ----
  Assets                                                                      $1,597,400       $1,317,200
  Liabilities                                                                    584,500          429,400
                                                                              ----------       ----------
     Net assets                                                               $1,012,900       $  887,800
                                                                              ==========       ==========
  The Company's portion of the reported net assets                            $  387,600       $  340,400
                                                                              ==========       ==========

                                                                                2002              2001            2000
                                                                                ----              ----            ----

  Total revenues                                                              $  479,200       $  277,700      $ 233,500
  Income from continuing operations before extraordinary items                $  133,400       $   79,900      $  42,900
  Net income                                                                  $  136,600       $   96,700      $  42,900
  The Company's equity in net income                                          $   39,200       $   45,800      $  29,300



The Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its aggregate net investment of $397,100,000.

During 2000, the Company invested $100,000,000 in the equity of a limited liability company, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), that is a registered broker-dealer. JPOF II is managed and controlled by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2002, 2001 and 2000, the Company recorded $15,200,000, $27,100,000 and $17,300,000, respectively, of pre-tax income from this investment under the equity method of accounting. These earnings were distributed by JPOF II as dividends shortly after the end of each year.

In December 2001, the Company invested $127,500,000 for an approximate 25% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. For the year ended December 31, 2002, the Company recorded $24,100,000 of pre-tax income from this investment under the equity method of accounting.

In December 2001, the Company invested $50,000,000 in a limited partnership that invests primarily in securities and other obligations of highly leveraged, distressed and out of favor companies. For the year ended December 31, 2002, the Company recorded $4,500,000 of pre-tax losses from this investment under the equity method of accounting.

In October 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed Corporation ("HomeFed") for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 24,742,268 shares of HomeFed's common stock, which represents approximately 30.3% of HomeFed's outstanding common stock. At December 31, 2002, the deferred gain on this sale was $12,100,000 which will be recognized into income as CDS's principal asset, the real estate project known as San Elijo Hills, is developed and sold. The Company is accounting for its investment in HomeFed under the equity method of accounting.

   -----------------------------------

In November 2002, the Company sold its approximately 40% equity interest in certain thoroughbred racetrack businesses to a third party for net proceeds of $28,000,000. The sale resulted in a pre-tax gain of $14,300,000. As part of the transaction, the Company has an approximately 15% profits interest in a joint venture formed with the buyer of the businesses to pursue the potential development and management of gaming ventures in Maryland, including slot machines and video lottery terminals (if authorized by state law). The Company has no funding obligations for this joint venture.

In August 2001, Berkadia LLC, an entity jointly owned by the Company and Berkshire Hathaway Inc. loaned $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation (the "Berkadia Loan"), the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Berkadia also received 61,020,581 newly issued shares of common stock of FINOVA (the "FNV Shares"), representing 50% of the stock of FINOVA outstanding on a fully diluted basis. The Berkadia Loan is collateralized by substantially all of the assets of FINOVA and its subsidiaries and is guaranteed by FINOVA and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia financed the Berkadia Loan with bank financing that is guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway), and that is also secured by Berkadia's pledge of the $5,600,000,000 five year senior secured promissory note from FINOVA Capital to Berkadia issued pursuant to the Berkadia Loan. The financing provided to Berkadia matures on the same date as the Berkadia Loan; principal payments prior to maturity are required only to the extent principal payments are received on the Berkadia Loan. As of March 7, 2003, principal payments have reduced the amount outstanding under the Berkadia Loan and Berkadia's financing to $1,525,000,000.

During 2001, Berkadia was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the commitment, and a $60,000,000 funding fee upon funding of the Berkadia Loan. The Company's share of these fees, $60,000,000 in the aggregate, was distributed to the Company shortly after the fees were received. In addition, FINOVA Capital has reimbursed Berkadia, Berkshire Hathaway and the Company for all fees and expenses incurred in connection with Berkadia's financing of its funding obligation under the commitment. In connection with the funding commitment, in February 2001, FINOVA entered into a ten-year management agreement with the Company, for which the Company receives an annual fee of $8,000,000.

Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding fee and all management fees. All income related to the Berkadia Loan, after payment of financing costs, will be shared 90% to Berkshire Hathaway and 10% to the Company. For 2002 and the 2001 period, the Company recorded income of $6,600,000 and $3,900,000, respectively, representing 10% of the net interest spread on the Berkadia Loan. All of this income has been distributed to the Company.

In August 2001, Berkadia transferred $5,540,000,000 in cash to FINOVA Capital, representing the $5,600,000,000 loan reduced by the funding fee of $60,000,000. As indicated above, in exchange for these funds, Berkadia received a $5,600,000,000 note from FINOVA Capital and the FNV Shares. Under generally accepted accounting principles, Berkadia was required to allocate the $5,540,000,000 cash transferred, reduced by the previously received $60,000,000 commitment fee, between its investment in the Berkadia Loan and the FNV Shares, based upon the relative fair values of the securities received. Further, the fair value of the FNV Shares was presumed to be equal to the trading price of the stock on the day Berkadia received the FNV Shares, with only relatively minor adjustments allowed for transfer restrictions and the inability of the traded market price to account for a large block transfer. The requirement to use the trading price as the basis for the fair value estimate resulted in an initial book value for the FNV Shares of $188,800,000, which was far in excess of the $17,600,000 aggregate book net worth of FINOVA on the effective date of the Plan, and was inconsistent with the Company's view that the FINOVA common stock has a very limited value. Based on this determination of fair value, Berkadia recorded an initial investment in the FNV Shares of $188,800,000 and in the Berkadia Loan of $5,291,200,000.

   -----------------------------------

The allocation of $188,800,000 to the investment in the common stock of FINOVA, plus the $120,000,000 of cash fees received, were recorded and reflected as a discount from the face amount of the Berkadia Loan. The discount is being amortized to income over the life of the Berkadia Loan under the effective interest method.

Subsequent to acquisition, Berkadia accounts for its investment in the FINOVA common stock under the equity method of accounting. Berkadia's recognition of its share of FINOVA's losses was suspended once the carrying amount of Berkadia's equity interest in FINOVA was reduced to zero during 2001. Principally as a result of the terrorist attacks on September 11, 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's investment in FINOVA's common stock to zero. This non-cash loss recorded by Berkadia is being reversed by Berkadia's accretion of the non-cash portion of the discount on the Berkadia Loan discussed above.

The Company accounts for its investment in Berkadia under the equity method of accounting because it does not control Berkadia. Although the Company has no cash investment in Berkadia, since it has guaranteed 10% of the third party financing provided to Berkadia, the Company records its share of any losses recorded by Berkadia, up to the amount of the Company's guarantee. The total amount of the Company's guarantee is $152,500,000 as of March 7, 2003. For the year ended December 31, 2002 and for the period from the effective date of the Plan to December 31, 2001, the Company's equity in the income (loss) of Berkadia consists of the following (in thousands):

                                                                                              2002             2001
                                                                                              ----             ----

   Net interest spread on the Berkadia Loan - 10% of total                                 $ 6,600           $  3,900
   Amortization of Berkadia Loan discount related to cash fees -
      50% of total                                                                          22,900              7,800
   Amortization of Berkadia Loan discount related to FINOVA stock -
      50% of total                                                                          36,100             12,300
   Share of FINOVA loss under equity method - 50% of total                                     --             (94,400)
                                                                                           -------           --------
      Equity in income (loss) of associated companies - Berkadia                           $65,600           $(70,400)
                                                                                           =======           ========

The loss recorded by the Company related to its share of Berkadia's equity method loss in FINOVA in 2001 is a non-cash loss that is being reversed over the term of the Berkadia Loan as Berkadia accretes the discount on the Berkadia Loan into income. The net carrying amount of the Company's investment in Berkadia was negative $72,100,000 and $129,000,000, as of December 31, 2002 and 2001,
respectively, which is included in "Other liabilities" in the consolidated balance sheets. The negative carrying amounts are due to Berkadia's distribution of the commitment and funding fees and its recognition of its share of FINOVA's losses under the equity method of accounting, partially offset by the Company's share of Berkadia's income related to the Berkadia loan. As a result of the application of these accounting rules, the negative carrying amount of the Company's investment in Berkadia effectively represents an unamortized discount on the Berkadia Loan, which is being amortized to income over the term of the loan.

   -----------------------------------

The following table provides certain summarized data with respect to Berkadia at December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from the effective date of the Plan through December 31, 2001. (Amounts are in thousands.)

                                                                                          2002                2001
                                                                                          ----                ----

   Assets                                                                               $2,030,700         $4,646,700
   Liabilities                                                                           2,177,700          4,908,500
                                                                                        ----------         ----------
      Net assets                                                                        $ (147,000)        $ (261,800)
                                                                                        ==========         ==========
   Total revenues                                                                       $  245,200         $  (52,100)
   Income (loss) from continuing operations before extraordinary items
      and cumulative effect of a change in accounting principle                         $  180,900         $ (110,100)
   Net income (loss)                                                                    $  180,900         $ (110,100)


The amortization of the Berkadia loan discount has been accelerated as a result of principal payments on the Berkadia loan that were greater than expected at the time the loan was made. For the year ended December 31, 2002, the effect of this acceleration was to increase the Company's equity in income of Berkadia by approximately $23,300,000. Loan repayments from FINOVA are unlikely to continue at the pace experienced to date.

In December 2002, the Company completed the acquisition of 44% of the outstanding equity of WilTel for an aggregate purchase price of $333,500,000, including expenses. The WilTel stock was acquired by the Company under the chapter 11 restructuring plan of Williams Communications Group, Inc. In October 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. Together, these transactions resulted in the Company acquiring 47.4% of the outstanding common stock of WilTel. For the period from acquisition through December 31, 2002, the Company recorded $13,400,000 of pre-tax losses from this investment under the equity method of accounting. The book value of the Company's investment in WilTel was $340,600,000 at December 31, 2002. The Company has appointed four members (including the Company's Chairman and President) to the newly constituted nine member board of directors of WilTel and has entered into a stockholders agreement with WilTel pursuant to which the Company has agreed to certain restrictions on its ability to acquire or sell WilTel stock. During the two years subsequent to the effective date of the chapter 11 restructuring plan, the Company may not sell an amount of WilTel shares greater than 15% of the total outstanding WilTel common shares.

The following table provides certain summarized data with respect to WilTel at December 31, 2002 and for the period from acquisition through December 31, 2002. (Amounts are in thousands.)


           Assets                                                                        $2,062,300
           Liabilities                                                                    1,372,600
                                                                                         ----------
              Net assets                                                                 $  689,700
                                                                                         ==========
           Total revenues                                                                $  191,700
           Loss from continuing operations before extraordinary items                    $  (61,000)
           Net loss                                                                      $  (61,000)
           The Company's equity in net loss                                              $  (13,400)

4. Discontinued Operations:
   -----------------------

In December 2001, upon approval by the Company's Board of Directors to commence an orderly liquidation of the Empire Group, the Company classified as discontinued operations the property and casualty insurance operations of the Empire Group. The Empire Group had historically engaged in commercial and personal lines of property and casualty insurance, principally in the New York metropolitan area. The Empire Group only accepts new business that it is obligated to accept by contract or New York insurance law; it does not engage in

   -----------------------

any other business activities except for its claims runoff operations. The voluntary liquidation is expected to be substantially complete by 2005. In December 2001, the Company wrote down its investment in the Empire Group to its estimated net realizable value based on expected operating results and cash flows during the liquidation period, which indicated that the Company is unlikely to realize any value once the liquidation is complete. Accordingly, the Company recorded a $31,100,000 after-tax charge (net of taxes of $16,800,000) as a loss on disposal of discontinued operations to fully write-off its investment. While this estimated net realizable value represents management's best estimate, the amount the Company will ultimately realize could be, but is not expected to be, greater. The Company has no obligation to contribute additional capital to the Empire Group.

During the second quarter of 2002, the Company sold its interest in Fidei, its foreign real estate subsidiary, to an unrelated third party for total proceeds of 70,400,000 Euros ($66,200,000), which resulted in an after tax gain on the sale reflected in results of operations of $4,500,000 (net of income tax expense of $2,400,000) for the year ended December 31, 2002, and an increase to shareholders' equity of $12,100,000 as of December 31, 2002. The Euro denominated sale proceeds were not converted into U.S. dollars immediately upon receipt. The Company entered into a participating currency derivative, which expired in September 2002. Upon expiration, net of the premium paid to purchase the contract, the Company received $67,900,000 in exchange for 70,000,000 Euros and recognized a foreign exchange gain of $2,000,000, which is included in investment and other income for the year ended December 31, 2002.

At December 31, 2001, the components of net assets of discontinued operations are as follows (in thousands):





      Investments                                                                      $  296,215
      Cash and cash equivalents                                                           129,163
      Reinsurance and other receivables, net                                              106,573
      Prepaids and other assets                                                            43,831
      Property, equipment and leasehold improvements, net                                  15,472
                                                                                       ----------
         Total assets                                                                     591,254
                                                                                       ----------

      Trade payables and expense accruals                                                  20,044
      Other liabilities                                                                    24,474
      Policy reserves                                                                     345,989
      Unearned premiums                                                                    16,124
      Debt, including current maturities                                                   90,997
                                                                                       ----------
         Total liabilities                                                                497,628
                                                                                       ----------

      Minority interest                                                                     1,813
                                                                                       ----------
                                                                                           91,813

      Reserve for anticipated loss on liquidation                                         (47,854)
                                                                                       ----------
      Net assets of discontinued operations                                            $   43,959
                                                                                       ==========


   -----------------------

A summary of the results of discontinued operations is as follows for the three year period ended December 31, 2002 (in thousands):

                                                                                     2002             2001              2000
                                                                                     ----             ----              ----

Revenues:
   Insurance revenues and commissions                                              $   --           $  64,078         $108,494
   Investment and other income                                                       12,904            46,921           87,566
   Net securities gains (losses)                                                       (364)           12,419           (1,739)
                                                                                   --------         ---------         --------
                                                                                     12,540           123,418          194,321
                                                                                   --------         ---------         --------
Expenses:
   Provision for insurance losses and policy benefits                                  --             125,984          150,066
   Amortization of deferred policy acquisition costs                                   --              16,965           26,289
   Interest                                                                           2,163             7,437            9,604
   Salaries                                                                             505             6,744           10,167
   Selling, general and other expenses                                                2,721            24,743           33,954
                                                                                   --------         ---------         --------
                                                                                      5,389           181,873          230,080
                                                                                   --------         ---------         --------

       Income (loss) before income taxes                                              7,151           (58,455)         (35,759)

Income tax provision (benefit)                                                        2,571           (18,713)          (5,161)
                                                                                   --------         ---------         --------

       Income (loss) from discontinued operations, net of taxes                    $  4,580         $ (39,742)        $(30,598)
                                                                                   ========         =========         ========

5. Investments:
   -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 2002 and 2001 are as follows (in thousands):

                                                                                           Gross           Gross       Estimated
                                                                        Amortized        Unrealized      Unrealized     Fair
                                                                          Cost            Gains           Losses        Value
                                                                        ---------       -----------      ----------    --------

Held to maturity:
2002
----

Bonds and notes:
  United States Government agencies and authorities                    $    66              $ --           $  2        $   64
  States, municipalities and political subdivisions                          7                --             --             7
Other fixed maturities                                                     695                --             --           695
                                                                       -------              -----          ----        ------
                                                                       $   768              $ --           $  2        $  766
                                                                       =======              =====          ====        ======


2001
----
Bonds and notes - States, municipalities and political
  subdivisions                                                         $   501              $ --           $  1        $  500
Other fixed maturities                                                   1,165                --             --         1,165
                                                                       -------              -----          ----        ------


                                                                       $ 1,666              $ --           $  1        $1,665
                                                                       =======              =====          ====        ======




   -----------


                                                                                           Gross          Gross          Estimated
                                                                       Amortized        Unrealized      Unrealized          Fair
                                                                          Cost            Gains          Losses             Value
                                                                       ---------        ----------       ---------       ----------


Available for sale:
2002
----
Bonds and notes:
   United States Government agencies and authorities                   $195,285          $    837        $   206          $195,916
   States, municipalities and political subdivisions                      8,530                21            388             8,163
   Foreign governments                                                    4,492               248            --              4,740
   All other corporates                                                 146,175            23,618          7,336           162,457
Other fixed maturities                                                   14,129              --              --             14,129
                                                                       --------          --------        -------          --------
       Total fixed maturities                                           368,611            24,724          7,930           385,405
                                                                       --------          --------        -------          --------

Equity securities:
   Preferred stocks                                                       4,103               304           --               4,407
   Common stocks:
     Banks, trusts and insurance companies                               93,373            60,745         10,192           143,926
     Industrial, miscellaneous and all other                             18,484            18,878          1,239            36,123
                                                                       --------          --------        -------          --------
       Total equity securities                                          115,960            79,927         11,431           184,456
                                                                       --------          --------        -------          --------
                                                                       $484,571          $104,651        $19,361          $569,861
                                                                       ========          ========        =======          ========

2001
----
Bonds and notes:
   United States Government agencies and authorities                   $285,272          $  1,210        $    24          $286,458
   States, municipalities and political subdivisions                     11,862                13             48            11,827
   Foreign governments                                                    4,475               238           --               4,713
   Public utilities                                                         660                 2           --                 662
   All other corporates                                                 118,281            13,073         21,266           110,088
Other fixed maturities                                                   25,171             --              --              25,171
                                                                       --------          --------        -------          --------
       Total fixed maturities                                           445,721            14,536         21,338           438,919
                                                                       --------          --------        -------          --------
Equity securities:
   Preferred stocks                                                       4,632               --            --               4,632
   Common stocks:
     Banks, trusts and insurance companies                              102,468            55,500          7,570           150,398
     Industrial, miscellaneous and all other                             26,521            11,249          5,135            32,635
                                                                       --------          --------        -------          --------
       Total equity securities                                          133,621            66,749         12,705           187,665
                                                                       --------          --------        -------          --------

                                                                       $579,342          $ 81,285        $34,043          $626,584
                                                                       ========          ========        =======          ========


In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"). In August 2001, upon approval by WMIG's shareholders, these securities were converted into 375,000 common shares which represent approximately 4.5% of WMIG. WMIG is a publicly traded, Bermuda domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. At December 31, 2002 and 2001, the Company's investment in WMIG, which is reflected in investments available for sale, had a market value of $121,100,000 and $130,500,000, respectively.

   -----------

At December 31, 2002, investments also included a publicly traded common stock equity interest of 11.1% in Carmike Cinemas, Inc.

Net unrealized gains on investments were $58,000,000, $31,700,000 and $13,800,000 at December 31, 2002, 2001 and 2000, respectively. Reclassification adjustments included in comprehensive income for the three year period ended December 31, 2002 are as follows (in thousands):

                                                                                          2002            2001           2000
                                                                                          ----            ----           ----

Unrealized holding gains arising during the period, net of
   tax provision of $12,558, $12,665 and $8,735                                        $  23,253      $  23,653        $ 15,748
Less:  reclassification adjustment for (gains) losses included in net
   income, net of tax provision (benefit) of $(1,657), $3,128 and $(343)                   3,078         (5,803)            638
                                                                                       ---------      ---------        --------
Net change in unrealized gain on investments, net of tax
   provision of $14,215, $9,537 and $9,078                                             $  26,331      $  17,850        $ 16,386
                                                                                       =========      =========        ========


The amortized cost and estimated fair value of investments classified as held to maturity and as available for sale at December 31, 2002, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                           Held to Maturity                Available for Sale
                                                                           ----------------                ------------------
                                                                                        Estimated                          Estimated
                                                                     Amortized            Fair           Amortized           Fair
                                                                       Cost               Value            Cost              Value
                                                                     ---------          --------         ---------         ---------
                                                                                             (In thousands)

Due in one year or less                                               $    695          $    695          $134,728          $134,246
Due after one year through five years                                       66                64            91,349           101,537
Due after five years through ten years                                       7                 7            42,876            47,272
Due after ten years                                                       --                --              21,915            24,670
                                                                      --------          --------          --------          --------

                                                                           768               766           290,868           307,725
Mortgage-backed securities                                                --                --              77,743            77,680
                                                                      --------          --------          --------          --------


                                                                      $    768          $    766          $368,611          $385,405
                                                                      ========          ========          ========          ========



At December 31, 2002 and 2001, securities with book values aggregating $1,400,000 and $1,500,000, respectively, were on deposit with various regulatory authorities. Additionally, at December 31, 2002 and 2001, securities with book values of $165,300,000 and $163,500,000, respectively, collateralized a letter of credit issued in connection with the sale of the Colonial Penn Insurance Company and securities with a book value of $4,800,000 at December 31, 2002 collateralized certain swap agreements.

   -----------

Certain information with respect to trading securities at December 31, 2002 and 2001 is as follows (in thousands):

                                                                                    Amortized         Estimated        Carrying
                                                                                      Cost           Fair Value         Value
                                                                                    ---------        ----------       --------

2002
----

Fixed maturities - corporate bonds and notes                                        $ 45,225          $ 44,204      $  44,204
Equity securities:
   Preferred stocks                                                                    2,382             2,076          2,076
   Common stocks - industrial, miscellaneous and all other                               259               344            344
Other investments                                                                      2,022             1,412          1,412
                                                                                    --------          --------      ---------

   Total trading securities                                                         $ 49,888          $ 48,036      $  48,036
                                                                                    ========          ========      =========

2001
----
Fixed maturities - corporate bonds and notes                                        $ 10,781          $  9,298      $   9,298
Equity securities:
   Preferred stocks                                                                   17,043            14,986         14,986
   Common stocks - industrial, miscellaneous and all other                               832               359            359
Other investments                                                                     39,891            39,207         39,207
                                                                                    --------          --------      ---------

   Total trading securities                                                         $ 68,547          $ 63,850      $  63,850
                                                                                    ========          ========      =========

6. Trade, Notes and Other Receivables, Net:
   ---------------------------------------

A summary of trade, notes and other receivables, net at December 31, 2002 and 2001 is as follows (in thousands):

                                                                                       2002            2001
                                                                                       ----            ----

Instalment loan receivables, net of unearned finance charges of
   $1,614 and $3,748 (a)                                                            $ 373,604       $ 521,242
Receivables related to securities                                                       4,430          30,835
Receivables relating to real estate activities                                         32,720          35,431
Other                                                                                  29,399          45,039
                                                                                    ---------       ---------
                                                                                      440,153         632,547
Allowance for doubtful accounts                                                       (32,731)        (36,318)
                                                                                    ---------       ---------

                                                                                    $ 407,422       $ 596,229
                                                                                    =========       =========

(a) Contractual maturities of instalment loan receivables at December 31, 2002 were as follows (in thousands): 2003 - $80,200; 2004 - $75,900; 2005 - $55,800;
2006 - $25,400; and 2007 and thereafter - $136,300. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

7. Prepaids and Other Assets:
   --------------------------

At December 31, 2002 and 2001, prepaids and other assets included real estate assets, net, of $85,200,000 and $145,800,000, respectively. Prepaids and other assets at December 31, 2002 and 2001 also included $59,300,000 and $51,100,000, respectively, of mining properties, net, related to MK Gold.

8. Trade Payables, Expense Accruals and Other Liabilities:
   -------------------------------------------------------

A summary of trade payables and expense accruals and other liabilities at December 31, 2002 and 2001 is as follows (in thousands):

                                                                                       2002             2001
                                                                                       ----             ----

Trade Payables and Expense Accruals:
   Payables related to securities                                                   $  26,379       $  20,548
   Trade payables                                                                       9,043          14,697
   Accrued compensation, severance and other employee benefits                         21,684          16,621
   Accrued interest payable                                                             3,652           3,620
   Other                                                                               16,636          19,502
                                                                                    ---------       ---------
                                                                                    $  77,394       $  74,988
                                                                                    =========       =========

Other Liabilities:
   Investment in Berkadia                                                           $  72,106       $ 129,043
   Postretirement and postemployment benefits                                           9,228           9,857
   Liabilities related to real estate activities                                       18,948          36,441
   Other                                                                               40,304          40,348
                                                                                    ---------       ---------
                                                                                    $ 140,586       $ 215,689
                                                                                    =========       =========

9. Indebtedness:
   ------------

The principal amount, stated interest rate and maturity of debt outstanding at December 31, 2002 and 2001 are as follows (dollars in thousands):

                                                                                       2002             2001
                                                                                       ----             ----

Senior Notes:
   Bank credit facility                                                             $   --          $    --
   7 3/4% Senior Notes due 2013, less debt discount of $531 and $581                   99,469          99,419
   Industrial Revenue Bonds (with variable interest)                                    9,815           9,815
   Aircraft financing                                                                  49,789          51,902
   Other due 2003 through 2016 with a weighted average interest
     rate of 7.97%                                                                     33,265          50,419
                                                                                    ---------       ---------
                                                                                      192,338         211,555
                                                                                    ---------       ---------
Subordinated Notes:
   8 1/4% Senior Subordinated Notes due 2005                                           19,101          19,101
   7 7/8% Senior Subordinated Notes due 2006, less debt discount of
     $42 and $53                                                                       21,634          21,623
                                                                                    ---------       ---------
                                                                                       40,735          40,724
                                                                                    ---------       ---------

                                                                                    $ 233,073       $ 252,279
                                                                                    =========       =========


At December 31, 2002, the Company had an unsecured bank credit facility of $152,500,000. In March 2003, the Company entered into a new $110,000,000 unsecured bank credit facility which bears interest based on the Eurocurrency Rate or the prime rate and matures in 2006. At December 31, 2002, no amounts were outstanding under this bank credit facility.

   ------------

During 2001, the Company borrowed $53,100,000 secured by its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The interest rate at December 31, 2002 was 2.6%. The Company has entered into an interest rate swap agreement on this financing, which fixed the interest rate at approximately 5.7%. The Company would have (paid) received $(4,300,000) and $1,100,000 at December 31, 2002 and 2001, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation.

The Company has financed the renovation of its Hawaiian hotel and has obtained loan commitments totaling $25,000,000. At December 31, 2002 and 2001, $24,900,000 and $18,900,000, respectively, was outstanding under this non-recourse borrowing. This borrowing bears interest at a rate of 8.05% through September 1, 2005, at which time the rate is adjusted based on the three year treasury index to a new fixed rate through maturity. The borrowing matures in six years and is collateralized by the hotel.

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness, as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 2002, cash dividends of approximately $534,500,000 would be eligible to be paid under the most restrictive covenants.

Property, equipment and leasehold improvements of the manufacturing division with a net book value of $7,100,000 are pledged as collateral for the Industrial Revenue Bonds; and $99,100,000 of other assets (primarily property) are pledged for other indebtedness aggregating $83,100,000.

Interest rate agreements are used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company has agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps is a specified LIBOR interest rate. These interest rate swaps expire in 2003 and require fixed rate payments of 6.2%. The Company would have paid $3,100,000 and $7,300,000 at December 31, 2002 and 2001, respectively, on retirement of these agreements. The LIBOR rate at December 31, 2002 was 1.4%. Changes in LIBOR interest rates in the future will change the amounts to be received under the agreements, as well as interest to be paid under the related variable debt obligations.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2007 are as follows (in thousands): 2003 - $3,600; 2004 - $3,700; 2005 - $23,400; 2006 - $25,700; and 2007 - $14,200.

At December 31, 2002, customer banking deposits include $138,200,000 aggregate amount of time deposits in denominations of $100,000 or more.

The weighted average interest rate on short-term borrowings (primarily customer banking deposits) was 3.5% and 4.8% at December 31, 2002 and 2001, respectively.

10. Preferred Securities of Subsidiary Trust:
    ----------------------------------------

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

11. Common Shares, Stock Options and Preferred Shares:
    -------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's Common Shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 2002, the Company acquired 1,509,635 Common Shares at an average price of $21.37 per Common Share. As a result, as of December 31, 2002, the Company is authorized to repurchase 4,490,365 Common Shares.

In December 2002, the Company completed a private placement of approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The Company issued 2,907,599 of the Company's Common Shares and newly authorized Series A Non-Voting Convertible Preferred Stock, that were converted into 1,347,720 Common Shares in March 2003. The securities sold in the private placement represent 7.1% of the Company's outstanding Common Shares at March 25, 2003.

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

    -------------------------------------------------

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2002 is as follows:

                                                                    Common            Weighted                         Available
                                                                    Shares             Average         Options         For Future
                                                                    Subject           Exercise       Exercisable         Option
                                                                   to Option           Prices        at Year-End         Grants
                                                                   ---------          ---------      -----------       ----------

Balance at January 1, 2000                                            --              $    --              --           1,200,000
                                                                                                       =========        =========
   Granted                                                         409,250            $   22.64
   Cancelled                                                       (17,500)           $   22.63
                                                                 ---------

Balance at December 31, 2000                                       391,750            $   22.64           10,000          808,250
                                                                                                       =========        =========
   Granted                                                           4,000            $   33.14
   Exercised                                                       (22,850)           $   22.63
   Cancelled                                                       (46,500)           $   22.63
                                                                 ---------

Balance at December 31, 2001                                       326,400            $   22.77           58,663          850,750
                                                                                                       =========        =========
   Granted                                                         312,500            $   30.80
   Exercised                                                       (46,030)           $   22.63
   Cancelled                                                       (39,800)           $   24.15
                                                                 ---------

Balance at December 31, 2002                                       553,070            $   27.22           81,545          578,050
                                                                 =========                             =========        =========

The weighted-average fair value of the options granted was $7.91 per share for 2002, $9.46 per share for 2001 and $6.25 per share for 2000 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 30.3% for 2002, 29.7% for 2001 and 25.4% for 2000; (2) risk-free interest rates of 3.5% for 2002, 4.9% for 2001 and 6.8% for 2000; (3) expected lives of 3.7 years for 2002, 4.0 years for 2001 and 3.7 years for 2000; and (4) dividend yields of .8% for 2002 and 2001, and 1.1% for 2000.

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                                       Options Outstanding                          Options Exercisable
                                    ----------------------------------------------------        --------------------------
                                      Common              Weighted             Weighted          Common          Weighted
                                      Shares              Average              Average           Shares          Average
  Range of                           Subject             Remaining             Exercise          Subject         Exercise
Exercise Prices                     to Option         Contractual Life           Price          to Option           Price
---------------                     ---------         ----------------       ----------         ---------       ---------
$22.63 - $22.81                        244,070           3.3 years              $22.64             77,545         $22.66
$30.74                                 301,000           5.5 years              $30.74              3,000         $30.74
$33.14                                   4,000           3.4 years              $33.14              1,000         $33.14
$35.23                                   4,000           4.4 years              $35.23              --            $  --


At December 31, 2002 and 2001, 578,050 and 850,750, respectively, of the Company's Common Shares were reserved for stock options and 800,000 of the Company's Common Shares were reserved for warrants.

    -------------------------------------------------

At December 31, 2002 and 2001, 5,999,990 and 6,000,000, respectively, of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

12. Net Securities Gains (Losses):
    -----------------------------

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2002 (in thousands):

                                                                                      2002              2001            2000
                                                                                      ----              ----            ----

Net realized gains (losses) on securities                                         $  (1,126)          $ 28,138       $ 134,552
Writedown of investments                                                            (37,053) (a)        (1,907)           --
Net unrealized gains (losses) on trading securities                                   1,113              2,219          (9,588)
                                                                                  ---------           --------        --------

                                                                                  $ (37,066)          $ 28,450        $124,964
                                                                                  =========           ========        ========

(a) Consists of a provision to write down investments in certain available for sale securities and an equity investment in a non-public fund.

During 2000, the Company sold its entire equity interest in Fidelity National Financial, Inc. ("FNF") for proceeds of $179,900,000 and recognized a pre-tax gain of $90,900,000. Additionally, during 2000, the Company sold its 10% equity interest in Jordan Telecommunication Products, Inc. ("JTP") for $27,300,000 and recorded a pre-tax gain of $24,800,000.

Proceeds from sales of investments classified as available for sale were $649,000,000, $186,000,000 and $883,000,000 during 2002, 2001 and 2000, respectively. Gross gains of $20,500,000, $15,100,000 and $123,700,000 and gross losses of $52,600,000, $4,800,000 and $11,300,000 were realized on these sales during 2002, 2001 and 2000, respectively.

13. Other Results of Operations Information:
    ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2002 consists of the following (in thousands):

                                                                                       2002             2001            2000
                                                                                       ----             ----            ----

Interest on short-term investments                                                  $  7,647          $ 14,187        $ 13,201
Interest on fixed maturities                                                          17,604            28,075          19,184
Interest on notes receivable                                                           5,903             3,005          16,462
Other investment income                                                                8,300            14,817          19,481
Gains on sale and foreclosure of real estate and other assets,
   net of costs                                                                       39,320            48,559          68,401
Rental income                                                                          7,635            14,891          12,685
MK Gold product and service income                                                     4,841             7,299          17,402
Winery revenues                                                                       16,433            13,736          15,337
Prepayment penalty on promissory notes                                                  --                --             7,500
Other                                                                                 32,632            34,053          24,765
                                                                                    --------          --------        --------

                                                                                    $140,315          $178,622        $214,418
                                                                                    ========          ========        ========


    ---------------------------------------

Taxes, other than income or payroll, amounted to $3,900,000 for the year ended December 31, 2002, $5,800,000 for the year ended December 31, 2001 and $2,600,000 for the year ended December 31, 2000.

Advertising costs amounted to $1,400,000, $2,500,000 and $3,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Income Taxes:
    -------------

The principal components of the deferred tax liability at December 31, 2002 and 2001 are as follows (in thousands):

                                                                                       2002             2001
                                                                                       ----             ----

Deferred Tax Asset:
   Insurance reserves and unearned premiums                                       $   10,839        $   16,731
   Securities valuation reserves                                                      45,714            48,490
   Investment in WilTel                                                                4,681              --
   Other accrued liabilities                                                          38,962            45,801
                                                                                  ----------        ----------
                                                                                     100,196           111,022
   Valuation allowance                                                               (54,232)          (49,103)
                                                                                  ----------        ----------
                                                                                      45,964            61,919
                                                                                  ----------        ----------
Deferred Tax Liability:
   Unrealized gains on investments                                                   (29,701)          (17,585)
   Depreciation                                                                      (15,864)           (7,209)
   Intangible drilling costs                                                          (5,627)           (5,615)
   Other, net                                                                        (11,328)          (48,561)
                                                                                  ----------        ----------
                                                                                     (62,520)          (78,970)
                                                                                  ----------        ----------

   Net deferred tax liability                                                     $  (16,556)       $  (17,051)
                                                                                  ==========        ==========

The valuation allowance principally relates to uncertainty as to the realization of unrealized capital losses.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2002 was as follows (in thousands):

                                                                                     2002             2001          2000
                                                                                     ----             ----          ----

State income taxes (currently payable)                                            $     750         $     500     $   1,113
Federal income taxes:
   Current                                                                         (117,617)           29,812        38,747
   Deferred                                                                         (28,048)          (41,703)       28,318
Foreign income taxes (currently payable)                                                 50                50            38
                                                                                  ---------         ---------     ---------

                                                                                  $(144,865)        $ (11,341)    $  68,216
                                                                                  =========         =========     =========


    ------------

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):


                                                                                       2002             2001            2000
                                                                                       ----             ----            ----

Expected federal income tax                                                         $ (14,534)        $ 25,579        $ 70,456
State income taxes, net of federal income tax benefit                                     488              325             723
Resolution of tax contingency                                                        (119,778)            --               --
Recognition of additional tax benefits                                                 (9,360)         (36,234)         (1,597)
Other                                                                                  (1,681)          (1,011)         (1,366)
                                                                                     --------         --------        --------

   Actual income tax provision (benefit)                                            $(144,865)        $(11,341)       $ 68,216
                                                                                    =========         ========        ========

Reflected above as recognition of additional tax benefits and resolution of tax contingency are reductions to the Company's income tax provision for the favorable resolution of certain federal income tax contingencies. The Internal Revenue Service has completed its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material payment required from the Company. The statue of limitations with respect to the years 1996, 1997 and 1998 expired on December 31, 2002, and the Company made the adjustments reflected above.

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

15. Pension Plan and Postretirement Benefits:
    ----------------------------------------

The Company has defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $1,600,000, $1,800,000 and $1,600,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Prior to 1999, the Company also maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit

    -----------------------------------------


pension plans. A summary of activity with respect to the Company's defined benefit pension plans for 2002 and 2001 is as follows (in thousands):



                                                                                       2002             2001
                                                                                       ----             ----

Projected Benefit Obligation:
   Projected benefit obligation at January 1,                                       $ 52,705          $ 52,815
   Interest cost (a)                                                                   3,548             3,726
   Actuarial (gain) loss                                                               2,672             1,895
   Benefits paid                                                                      (6,443)           (5,731)
                                                                                    --------          --------
       Projected benefit obligation at December 31,                                 $ 52,482          $ 52,705
                                                                                    ========          ========

Change in Plan Assets:
   Fair value of plan assets at January 1,                                          $ 48,760          $ 49,011
   Actual return on plan assets                                                        2,976             3,614
   Employer contributions                                                                728             1,987
   Benefits paid                                                                      (6,443)           (5,731)
   Administrative expenses                                                              (116)             (121)
                                                                                    --------          --------
       Fair value of plan assets at December 31,                                    $ 45,905          $ 48,760
                                                                                    ========          ========

Funded Status                                                                       $ (6,577)         $ (3,945)
   Unrecognized prior service cost                                                        56                58
   Unrecognized net loss from experience differences and
     assumption changes                                                                9,813             6,824
                                                                                    --------          --------
       Accrued pension asset                                                        $  3,292          $  2,937
                                                                                    ========          ========

(a) Includes charges to expense of $1,200,000 and $1,300,000 for 2002 and 2001, respectively, relating to discontinued operations obligations.

Pension expense related to the defined benefit pension plans charged to operations included the following components (in thousands):

                                                                                       2002             2001           2000
                                                                                       ----             ----           ----

Interest cost                                                                        $ 2,361           $ 2,459       $2,517
Expected return on plan assets                                                        (1,947)           (2,153)      (2,218)
Actuarial loss                                                                            76              --            --
Amortization of prior service cost                                                         3                 3            3
                                                                                     -------           -------       ------
     Net pension expense                                                             $   493           $   309       $  302
                                                                                     =======           =======       ======


    ----------------------------------------

The projected benefit obligation at December 31, 2002 and 2001 was determined using an assumed discount rate of 6.5% and 7.0%, respectively, and the assumed long-term rate of return on plan assets was 6.5% and 7.5% at December 31, 2002 and 2001, respectively.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2002.

A summary of activity with respect to the Company's postretirement plans for 2002 and 2001 is as follows (in thousands):

                                                                                       2002              2001
                                                                                       ----              ----

Accumulated postretirement benefit obligation at January 1,                          $ 5,536           $ 5,566
Interest cost                                                                            345               389
Contributions by plan participants                                                       180               175
Actuarial loss                                                                           176               172
Benefits paid                                                                           (796)             (766)
Plan amendments                                                                         (191)              --
                                                                                     -------           -------

   Accumulated postretirement benefit obligation at December 31,                       5,250             5,536
Unrecognized prior service cost                                                          316               197
Unrecognized net actuarial gain                                                        1,923             2,276
                                                                                     -------           -------

   Accrued postretirement benefit obligation                                         $ 7,489           $ 8,009
                                                                                     =======           =======

The discount rate used in determining the accumulated postretirement benefit obligation was 6.5% and 7.0% at December 31, 2002 and 2001, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were between 5.0% and 9.0% for 2002 and 5.0% and 9.5% for 2001, declining to an ultimate rate of between 5.0% and 6.0% by 2010.

If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2002 would have increased or decreased by $400,000 and $300,000, respectively. The effect of these changes on the aggregate of service and interest cost for 2002 would be immaterial.

16. Commitments:
    -----------

The Company and its subsidiaries rent office space and office equipment under non-cancelable operating leases with terms generally varying from one to twenty years. Rental expense (net of sublease rental income) charged to operations was $5,200,000 in 2002, $4,700,000 in 2001 and $6,400,000 in 2000. Aggregate minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) relating to facilities under lease in effect at December 31, 2002 are as follows (in thousands): 2003 - $6,600; 2004 - $6,000; 2005 - $5,600; 2006 -
$5,400; 2007 - $5,300; and thereafter - $65,200. Future minimum sublease rental income relating to facilities under lease in effect at December 31, 2002 are as follows (in thousands): 2003 - $1,600; 2004 - $1,900; 2005 - $1,900; 2006 -
$1,900; 2007 - $1,900; and thereafter - $1,400.

    -----------

In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

In connection with the 1997 sale of the property and casualty insurance business of the Colonial Penn Insurance Company, the Company provided the purchaser with a $100,000,000 non-cancelable letter of credit to collateralize certain indemnification obligations. This letter of credit, which expires in 2003, is collateralized by certain deposits of the Company aggregating $165,300,000, consisting of investments of $110,100,000 and cash and cash equivalents of $55,200,000.

Prior to the sale of CDS, the Company had agreed to continue to provide project improvement bonds, primarily for the benefit of the City of San Marcos for the San Elijo Hills project, which are required prior to the commencement of any project development. The bonds provide funds in the event CDS is unable or unwilling to complete certain infrastructure improvement in the San Elijo Hills project. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2002, $30,000,000 was outstanding under these bonds, $25,400,000 of which expires in 2003 and the remainder expires in 2004.

At December 31, 2002, the Company also had an $18,000,000 indemnification guarantee in connection with the financing of a real estate property.

See Note 3 for information concerning the Company's guarantee of Berkadia's financing.

The banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $77,400,000 at December 31, 2002.

17. Litigation:
    ----------

The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

18. Earnings (Loss) Per Common Share:
    ---------------------------------

For each of the three years in the period ended December 31, 2002, there were no differences in the numerators for the basic and diluted per share computations for income from continuing operations. These numerators were $152,500,000, $62,900,000 and $146,600,000 for 2002, 2001 and 2000, respectively. The denominators for basic per share computations were 55,667,000, 55,309,000 and 55,529,000 for 2002, 2001 and 2000, respectively. There were no differences for the denominators for diluted per share computations except for the dilutive effect of 349,000, 295,000 and 69,000 options and warrants for 2002, 2001 and 2000, respectively. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred shares are treated as common shares and are included in the denominator for basic and diluted per share computations for 2002.

19. Fair Value of Financial Instruments:
    ------------------------------------

The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Fair values are determined as described below. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in
Note 5.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Notes receivables: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d) Loan receivables of banking and lending subsidiaries: The fair value of loan receivables of the banking and lending subsidiaries is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

(e) Investments in associated companies for which a quoted market price is available: The fair values are based upon quoted market prices.

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

    -----------------------------------

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

                                                                       2002                 2001
                                                                       ----                 ----
                                                             Carrying      Fair      Carrying     Fair
                                                              Amount       Value      Amount      Value
                                                             --------      -----     --------     ------

Financial Assets:
   Investments                                              $ 624,871   $ 624,869   $ 707,049   $ 707,048
   Cash and cash equivalents                                  418,600     418,600     373,222     373,222
   Notes receivable                                            30,240      30,240      41,659      41,659
   Loan receivables of banking and lending
     subsidiaries, net of allowance                           341,756     347,638     485,547     517,128
   Investments in associated companies for
     which a quoted market price is available:
       WilTel                                                 340,551     374,223        --          --
       Other associated companies                              36,527      59,045       2,033      13,893

Financial Liabilities:
   Customer banking deposits                                  392,904     399,567     476,495     486,830
   Debt                                                       233,073     238,912     252,279     258,578
   Securities sold not owned                                   26,379      26,379      19,344      19,344

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely subordinated debt securities
   of the Company                                              98,200      98,200      98,200      98,200

Derivative Instruments:
   Interest rate swaps                                         (7,386)     (7,386)     (6,292)     (6,292)
   Foreign currency swaps                                      (1,679)     (1,679)        990         990


20. Segment Information:
    --------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. These reportable segments are: banking and lending, manufacturing and domestic real estate. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans were primarily funded by deposits insured by the FDIC. Manufacturing operations manufacture and market proprietary lightweight plastic netting used for a variety of purposes. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of winery operations and development of a copper mine.

Associated companies include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. WilTel, a public telecommunications company that owns or leases and operates a nationwide fiber optic network over which it provides a variety of telecommunications services is an associated company, as is Olympus, a Bermuda-based reinsurance company.

    --------------------

The information in the following table for Corporate assets primarily consists of investments and cash and cash equivalents. Corporate revenues listed below primarily consist of investment income and securities gains and losses on Corporate assets. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium and an interest, through MK Gold, in a copper deposit in Spain. The Company does not have any other material foreign operations or investments.

Certain information concerning the Company's segments for 2002, 2001 and 2000 is presented in the following table. Associated Companies are only reflected in the table below under Identifiable assets employed. Prior period amounts have been reclassified to reflect the Company's Foreign Real Estate segment as a discontinued operation.

    -------------------

                                                                                        2002            2001              2000
                                                                                        ----            ----              ----
                                                                                                    (In millions)

Revenues:
   Banking and Lending                                                               $     95.9       $   122.4         $   108.8
   Manufacturing                                                                           51.0            57.4              65.1
   Domestic Real Estate                                                                    51.3            65.3              83.1
   Other Operations                                                                        48.3            39.3              44.9
   Corporate  (a) (b)                                                                      (4.7)           89.8             191.5
                                                                                     ----------       ---------         ---------
       Total consolidated revenues (c)                                               $    241.8       $   374.2         $   493.4
                                                                                     ==========       =========         =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income
  (losses) of associated companies:
   Banking and Lending                                                               $      1.9       $    (6.1)        $    11.0
   Manufacturing                                                                            3.1             7.8              11.3
   Domestic Real Estate                                                                    16.7            30.4              58.8
   Other Operations                                                                        11.7             8.2               5.2
   Corporate (a) (b)                                                                      (74.9)           32.8             115.0
                                                                                     ----------       ---------         ---------
       Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
         securities and equity in income (losses) of associated
         companies (c)                                                               $    (41.5)      $    73.1         $   201.3
                                                                                     ==========       =========         =========

Identifiable assets employed:
   Banking and Lending                                                                $   481.5       $   595.7         $   664.2
   Manufacturing                                                                           51.5            59.3              63.4
   Domestic Real Estate                                                                   106.8           176.4             218.1
   Other Operations                                                                       193.7           171.2             177.1
   Investment in Associated Companies:
     WilTel                                                                               340.6             --               --
     Other Associated Companies                                                           397.1           358.8             192.5
   Net Assets of Discontinued Operations                                                   --              44.0             156.9
   Corporate                                                                              970.6         1,063.7             945.6
                                                                                      ---------       ---------         ---------
       Total consolidated assets                                                      $ 2,541.8       $ 2,469.1         $ 2,417.8
                                                                                      =========       =========         =========

(a) For 2002, includes a provision of $37,100,000 to write down investments in certain available for sale securities and an equity investment in a non-public fund. The write down of the available for sale securities resulted from a decline in market value determined to be other than temporary.

(b) For 2000, includes, among other items, pre-tax securities gains on sale of FNF ($90,900,000) and JTP ($24,800,000), as described in Note 12.

(c) Prior period amounts have been reclassified to exclude equity in income (losses) of associated companies from these captions.

21. Selected Quarterly Financial Data (Unaudited):
    ---------------------------------------------

                                                                          First           Second           Third           Fourth
                                                                         Quarter          Quarter         Quarter          Quarter
                                                                         -------          -------         -------          -------
                                                                                    (In thousands, except per share amounts)
2002:
-----
Revenues                                                               $    57,567      $    70,317      $  52,373    $   61,548
                                                                       ===========      ===========      =========    ==========
Income (loss) from continuing operations                               $    11,303      $    19,429      $  (2,484)   $  124,283
                                                                       ===========      ===========      =========    ==========
Income from discontinued operations, net of taxes                      $     1,440      $     3,140      $   --       $    --
                                                                       ===========      ===========      =========    ==========
Gain on disposal of discontinued operations, net of taxes              $    --          $     4,512      $   --       $    --
                                                                       ===========      ===========      =========    ==========
     Net income (loss)                                                 $    12,743      $    27,081      $  (2,484)   $  124,283
                                                                       ===========      ===========      =========    ==========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                            $       .20      $       .35      $    (.04)   $     2.20
   Income from discontinued operations                                         .03              .06            --          --
   Gain on disposal of discontinued operations                              --                  .08             --         --
                                                                       -----------      -----------      ---------    ----------
     Net income (loss)                                                 $       .23      $       .49      $    (.04)   $     2.20
                                                                       ===========      ===========      =========    ==========
   Number of shares used in calculation                                     55,320           55,336         55,346        56,420
                                                                       ===========      ===========      =========    ==========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                            $       .20      $       .35      $    (.04)   $     2.19
   Income from discontinued operations                                         .03              .06          --          --
   Gain on disposal of discontinued operations                              --                  .08          --          --
                                                                       -----------      -----------      ---------    ----------
     Net income (loss)                                                 $       .23      $       .49      $    (.04)   $     2.19
                                                                       ===========      ===========      =========    ==========
   Number of shares used in calculation                                     55,558           55,694         55,346        56,871
                                                                       ===========      ===========      =========    ==========

2001:
-----
Revenues                                                               $    84,178      $    99,313      $ 113,743    $   76,927
                                                                       ===========      ===========      =========    ==========
Income (loss) from continuing operations                               $    11,787      $    30,478      $ (24,987)   $   45,650
                                                                       ===========      ===========      =========    ==========
Income (loss) from discontinued operations, net of taxes               $   (31,685)     $    (4,604)     $  (6,973)   $    3,520
                                                                       ===========      ===========      =========    ==========
Loss on disposal of discontinued operations, net of taxes              $      --        $    --          $    --      $  (31,105)
                                                                       ===========      ===========      =========    ==========
Cumulative effect of a change in accounting principle                  $       411      $    --          $    --      $     --
                                                                       ===========      ===========      =========    ==========
     Net income (loss)                                                 $   (19,487)     $    25,874      $ (31,960)   $   18,065
                                                                       ===========      ===========      =========    ==========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                            $       .21      $       .55      $    (.45)   $      .83
   Income (loss) from discontinued operations                                 (.57)            (.08)          (.13)          .06
   Loss on disposal of discontinued operations                               --                 --             --           (.56)
   Cumulative effect of a change in accounting principle                       .01              --             --            --
                                                                       -----------      -----------      ---------    ----------
     Net income (loss)                                                 $      (.35)     $       .47      $    (.58)   $      .33
                                                                       ===========      ===========      =========    ==========
   Number of shares used in calculation                                     55,299           55,309         55,314        55,316
                                                                       ===========      ===========      =========    ==========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                            $       .21      $       .55      $    (.45)   $      .83
   Income (loss) from discontinued operations                                 (.57)            (.08)          (.13)          .06
   Loss on disposal of discontinued operations                               --                 --             --           (.56)
   Cumulative effect of a change in accounting principle                       .01              --             --            --
                                                                       -----------      -----------      ---------    ----------
     Net income (loss)                                                 $      (.35)     $       .47      $    (.58)   $      .33
                                                                       ===========      ===========      =========    ==========
   Number of shares used in calculation                                     55,299           55,635         55,314        55,521
                                                                       ===========      ===========      =========    ==========

    ---------------------------------------------

During 2002, the Internal Revenue Service completed the audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material tax payment required from the Company. As a result of this favorable resolution of various federal income tax contingencies, the income tax provision for the fourth quarter of 2002 reflects a benefit of approximately $120,000,000.

Quarterly data for 2001 includes equity losses of $70,400,000 representing the Company's share of the loss recorded by Berkadia primarily in the third quarter.

In 2002 and 2001, the totals of quarterly per share amounts do not necessarily equal annual per share amounts.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2002, 2001 and 2000
(In thousands)



                                                                    Additions              Deductions
                                                            ------------------------      ----------

                                                            Charged
                                          Balance at        to Costs                                           Balance
                                          Beginning            and                           Write             at End
  Description                             of Period         Expenses       Recoveries        Offs             of Period
  -----------                             ---------         --------       ----------      ---------         -----------


  2002
  ----
  Loan receivables of
   banking and lending
   subsidiaries                          $  35,695         $  36,027        $  9,646      $  49,520          $ 31,848
  Trade, notes and other
   receivables                                 623               221             179            140               883
                                         ---------         ---------        --------      ---------          ---------

  Total allowance for
   doubtful accounts                     $  36,318         $  36,248        $  9,825      $  49,660          $ 32,731
                                         =========         =========        ========      =========          ========

  2001
  ----
  Loan receivables of
   banking and lending
   subsidiaries                          $  27,364         $  43,125        $  8,519      $  43,313          $ 35,695
  Trade, notes and other
   receivables                                 663               138              16            194               623
                                         ---------         ---------        --------      ---------          --------

  Total allowance for
   doubtful accounts                     $  28,027         $  43,263        $  8,535      $  43,507          $ 36,318
                                         =========         =========        ========      =========          ========

  2000
  ----
  Loan receivables of
   banking and lending
   subsidiaries                          $ 16,975           $  30,169        $  5,681      $  25,461          $ 27,364
  Trade, notes and other
   receivables                                565                 151              14             67               663
                                         --------           ---------        --------      ---------          --------

  Total allowance for
   doubtful accounts                     $ 17,540           $  30,320        $  5,695      $  25,528          $ 28,027
                                         ========           =========        ========      =========          ========




FINANCIAL STATEMENTS

Berkadia LLC (a joint venture between Berkshire
Hathaway Inc. and Leucadia National Corporation)


Years ended December 31, 2002 and 2001

                                  Berkadia LLC

                              Financial Statements


                     Years ended December 31, 2002 and 2001




                                    Contents

Report of Independent Auditors................................................2

Audited Financial Statements

Balance Sheets................................................................3
Statements of Operations and Changes in Members' Deficit......................4
Statement of Cash Flows.......................................................5
Notes to Financial Statements.................................................6

                         Report of Independent Auditors


The Members of Berkadia LLC

We have audited the accompanying balance sheets of Berkadia LLC (the "Company") as of December 31, 2002 and 2001, and the related statements of operations and changes in members' equity and cash flows for the year ended December 31, 2002 and for the period from February 26, 2001 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkadia LLC at December 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from February 26, 2001 to December 31, 2001, in conformity with accounting principles generally accepted in the United States.






Ernst & Young, LLP



Phoenix, Arizona
February 28, 2003

                                  Berkadia LLC

                                 Balance Sheets



                                                                                                          December 31
                                                                                                  2002                     2001
                                                                                              -----------              -------------
                                                                                                     (In thousands)
Assets
Cash                                                                                          $      --                 $         1
Loan receivable due from FINOVA, net of discount                                                2,024,503                 4,631,476
Interest and facility fee receivable                                                                6,155                    15,244
                                                                                              -----------               -----------
Total assets                                                                                  $ 2,030,658               $ 4,646,721
                                                                                              ===========               ===========

Liabilities and members' accumulated deficit
Liabilities:
   Long-term debt                                                                             $ 2,175,000               $ 4,900,000
   Interest and facility fee payable                                                                2,693                     8,486
                                                                                              -----------               -----------
Total liabilities                                                                               2,177,693                 4,908,486

Members' accumulated deficit                                                                     (147,035)                 (261,765)
                                                                                              -----------               -----------
Total liabilities and members' accumulated deficit                                            $ 2,030,658               $ 4,646,721
                                                                                              ===========               ===========



                See accompanying notes to financial statements.

                                  Berkadia LLC

      Statements of Operations and Changes in Members' Accumulated Deficit



                                                                                                                    Ten-month period
                                                                                                Year ended               ended
                                                                                            December 31, 2002      December 31, 2001
                                                                                            -----------------      -----------------
                                                                                                         (In thousands)

Revenue
Interest income and amortization of loan discount                                               $ 245,167                $ 136,734
                                                                                                ---------                ---------
Total revenue                                                                                     245,167                  136,734

Expenses
Equity loss in FINOVA                                                                                --                    188,800
Interest expense                                                                                   64,287                   57,990
                                                                                                ---------                ---------
Total expenses                                                                                     64,287                  246,790
                                                                                                ---------                ---------
Net income                                                                                        180,880                 (110,056)
Members' accumulated deficit, beginning of period                                                (261,765)                    --
Distributions to members                                                                          (66,150)                (151,709)
                                                                                                ---------                ---------
Members' accumulated deficit, end of period                                                     $(147,035)               $(261,765)
                                                                                                =========                =========



                See accompanying notes to financial statements.

                                  Berkadia LLC

                             Statement of Cash Flows


                                                                                                                  Ten-month period
                                                                                                 Year ended              ended
                                                                                             December 31, 2002    December 31, 2001
                                                                                             -----------------    -----------------
                                                                                                         (In thousands)


Net cash flows from operating activities
Net income (loss)                                                                             $   180,880          $  (110,056)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Equity loss in FINOVA                                                                           --                188,800
     Amortization of loan discount                                                               (118,028)             (40,276)
     Net change in:
       Receivables                                                                                  9,090              (15,244)
       Payables                                                                                    (5,793)               8,486
                                                                                              -----------          ------------
Net cash provided by operating activities                                                          66,149               31,710
                                                                                              -----------          ------------


Net cash flows from investing activities
Loan to FINOVA, net                                                                                  --             (5,480,000)
Loan repayment from FINOVA                                                                      2,725,000              700,000
                                                                                              -----------          -----------
Net cash provided by (used in) investing activities                                             2,725,000           (4,780,000)
                                                                                              -----------          -----------

Net cash flows from financing activities
Issuance of long-term debt                                                                           --              5,600,000
Repayment of long-term debt                                                                    (2,725,000)            (700,000)
Distributions to members                                                                          (66,150)            (151,709)
                                                                                              -----------          -----------
Net cash provided by (used in) financing activities                                            (2,791,150)           4,748,291
                                                                                              -----------          -----------
Net increase (decrease) in cash                                                                        (1)                   1
Cash and cash equivalents at beginning of period                                                        1                 --
                                                                                              -----------          -----------
Cash and cash equivalents at end of period                                                    $      --            $         1
                                                                                              ===========          ===========

Supplemental disclosure of noncash investing activities
Allocation of loan receivable due from FINOVA to equity
 investment in FINOVA shares                                                                  $      --            $   188,800
                                                                                              ===========          ===========




                See accompanying notes to financial statements.

                                  Berkadia LLC

                        Notes to the Financial Statements

                           December 31, 2002 and 2001




1. Formation and Nature of Operations

Berkadia LLC (the "Company" or "Berkadia") was formed on February 26, 2001 as a joint venture between Berkshire Hathaway Inc. ("Berkshire") and Leucadia National Corporation ("Leucadia"). Berkshire and Leucadia through their respective wholly owned affiliates hold the interests in the Company and are referred to as the "Members".

The principal business purpose of the Company was to lend up to $6,000,000,000 on a senior secured basis to FINOVA Capital Corporation ("FINOVA Capital"), the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. On August 10, 2001, the bankruptcy court confirmed the Chapter 11 reorganization plan for the FINOVA companies (the "Plan"). On August 21, 2001, the effective date of the Plan, the Company loaned $5,600,000,000 par amount on a senior secured basis to FINOVA Capital (the "Berkadia Loan"). Concurrent with the loan, the Company received 61,020,581 newly issued shares of common stock of FINOVA (the "Shares"), representing 50 percent of the outstanding stock of FINOVA.

The Berkadia Loan is collateralized by substantially all of the assets of FINOVA and its subsidiaries and guaranteed by FINOVA and substantially all of the subsidiaries of FINOVA. The Company borrowed the entire amount required to finance the Berkadia Loan from a consortium of lenders led by Fleet Bank (the "Fleet Loan"). The Fleet Loan is guaranteed, 90 percent by Berkshire Hathaway and 10 percent by Leucadia (with Leucadia's guarantee being secondarily guaranteed by Berkshire), and is also secured by the Company's pledge of the Berkadia Loan.

The Company was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the loan commitment in February 2001, and a $60,000,000 fee upon funding of the Berkadia Loan on August 21, 2001. Under the operating agreement governing the Company, Berkshire and Leucadia share equally in the commitment fee, funding fee and any proceeds realized from the Shares. Interest on the Berkadia Loan, after payment of interest on the Fleet Loan, is allocated 90 percent to Berkshire and 10 percent to Leucadia. To date, all cash received by the Company, after payment of any financing costs, has been distributed to the Members. In addition, FINOVA Capital has reimbursed the Company and the Members, for all fees and expenses incurred in connection with their commitments. Fees reimbursed to the Company aggregated $11,950,000 during 2001. There were no such fees in 2002.

                                  Berkadia LLC

                        Notes to the Financial Statements

                           December 31, 2002 and 2001



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

Upon FINOVA's emergence from bankruptcy in 2001, each of Berkshire and Leucadia designated two persons to serve on FINOVA's reconstituted board of directors. From and after the effective date of the Plan, the Company, Berkshire and Leucadia are not entitled to designate FINOVA board members.

During 2002, several structural changes to the Company were executed, which were intended to simplify the ownership structure of the Company and to provide a debt-free vehicle for the Berkadia members to use to pursue other investments. These changes did not alter the ownership interests in the Company, ultimately held by Berkshire and Leucadia, and resulted in no gains or losses or other changes to member's accumulated deficit. Among the changes, the Company effectively distributed all of its right, title and interest in and to the Shares to an entity formed by the Members (Berkadia Equity Holdings LLC). As a result, the Company no longer has a financial interest in the FINOVA Shares.

2. Significant Accounting Policies

(a) Use of Estimates in  Preparing  Financial  Statements:  The  preparation  of
    -----------------------------------------------------
financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Loan Receivable from FINOVA:   The  Berkadia  Loan  is  carried  net  of
    ---------------------------
unamortized discount related to the commitment fee, the funding fee and the amount of the Berkadia Loan allocated to Berkadia's investment in the Shares. The discount is accreted into investment income over the life of the Berkadia Loan through the effective interest method. FINOVA is current with respect to all amounts due to the Company under the Berkadia Loan. As of December 31, 2002, there was no allowance for losses on the Berkadia Loan.

                                  Berkadia LLC

                        Notes to the Financial Statements

                           December 31, 2002 and 2001



2.  Significant Accounting Policies (continued)

(c) Investment in FINOVA Shares: Berkadia accounted  for its investment  in  the
    ---------------------------
Shares under the equity method. Under the equity method, Berkadia recognized its proportionate share of FINOVA's net income or loss. For the period August 21 through September 30, 2001, FINOVA incurred significant operating losses primarily as a result of the September 11 terrorist attack. Berkadia's share of such losses far exceeded the cost allocated to the Shares, which was based upon the relative fair values of the Shares and the Berkadia Loan as of August 21, 2001. The application of the equity method was suspended once the carrying amount of Shares was reduced to zero. As a result of the structural changes to the Company in 2002 discussed in Note 1, Berkadia possessed no financial interests in the Shares as of December 31, 2002.

(d) Income taxes: The Company does not file an income tax return. Each Member is
    ------------
responsible for the tax liability, if any, deriving from the taxable income allocated to such Member. Accordingly, no provision for income taxes has been reflected in these financial statements.

3. Berkadia Loan

The Berkadia Loan bears interest  payable  monthly,  at the Eurodollar Rate plus
2.25 percent. All unpaid principal and accrued interest is due at maturity on August 20, 2006. For the year ended December 31, 2002, the weighted-average interest rate was 4.14 percent. For the ten-month period from February 26, 2001 to December 31, 2001, the weighted average interest rate was 5.06%. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the assets of FINOVA and its subsidiaries.

On August 21, 2001, the Company transferred $5,540,000,000 in cash to FINOVA Capital, representing the $5,600,000,000 loan reduced by the funding fee of $60,000,000. As indicated above, in exchange for these funds, the Company received a $5,600,000,000 note from FINOVA Capital and the Shares. The Company allocated the $5,540,000,000 cash transferred, reduced further by the $60,000,000 commitment fee received in February 2001, between its investment in the Berkadia Loan and the Shares, based upon the respective relative fair values of the Berkadia Loan and the Shares. As a result, the Berkadia Loan was recorded at an initial value of $5,291,200,000, which is net of a discount related to the commitment and funding fees of $120,000,000 and the cost allocated to the Shares of $188,800,000.

                                  Berkadia LLC

                        Notes to the Financial Statements

                           December 31, 2002 and 2001


3. Berkadia Loan (continued)

The terms of the Berkadia Loan permit FINOVA to retain a reserve of cash and cash equivalents in an amount not to exceed the sum of (a) 125 percent of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter, (e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness that will, by their terms, become due and payable in cash during the next fiscal quarter, and (f) such other reserves as are necessary in FINOVA's good faith judgment and as approved in advance by the Company for the operations of FINOVA. Any amount in excess of the cash reserve is paid to the Company to reduce the principal amount of the loan on a quarterly basis.

During 2002, the Company gave its consent to FINOVA to use up to $300 million of cash to repurchase certain subordinated notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for its consent, FINOVA and the Company agreed that they would share equally in the net interest savings resulting from any repurchase. As a result of repurchases made by FINOVA during 2002, the Company recognized approximately $1.6 million in interest income related to the net interest savings.

For the years ended December 31, 2002 and 2001, the Company received $2.725 billion and $700 million in loan repayments from FINOVA. During the first two months of 2003, the Company has received $450 million in loan repayments. The pace of the repayments depends on numerous factors, such as the rate of FINOVA's collections from borrowers and asset sales. As such, there can be no assurance that the Berkadia Loan will continue to be repaid at this pace.

The terms of the Berkadia Loan agreement require FINOVA to maintain at all times, a ratio of Collateral Value (as defined in the Berkadia Loan agreement) to the loan balance of not less than 1.25 to 1. As of December 31, 2002, FINOVA's collateral value to loan balance ratio was 1.70 to 1, and thereby, in compliance with this covenant.

                                  Berkadia LLC

                        Notes to the Financial Statements

                           December 31, 2002 and 2001



4. Fleet Loan

The Fleet Loan bears interest payable monthly, at a rate generally equal to the cost of funds for the lenders' conduit facilities plus 0.25 percent. The lenders' cost of funds rate is expected to be substantially equal to the Eurodollar Rate that is used to determine the interest rate on the Berkadia Loan. For the year ended December 31, 2002, the weighted-average interest rate was 2.11 percent. For the ten-month period from February 26, 2001 to December 31, 2001, the weighted average interest rate was 3.04%. All unpaid principal and accrued interest is due at maturity on August 20, 2006.

Pursuant to the Fleet Loan agreement, any principal payments received by the Company on the Berkadia Loan must be used to make principal payments on the Fleet Loan. The Fleet Loan agreement restricts the Company's ability to incur additional indebtedness, liens or to make other investments, which restrictions are consistent with the business purpose and operations of the Company. The Berkadia Loan is pledged as collateral to secure the Fleet Loan. In addition, if the asset value of FINOVA (as defined in the Fleet Loan agreement) is not equal to at least 1.2 times the Fleet Loan balance as of the end of any month, then the Company is required to pay principal on the Fleet Loan in an amount that is sufficient to comply with this ratio. As of December 31, 2002, the asset value of FINOVA was greater than 1.2 times the Fleet Loan balance.

5. Members' Capital

For the year ended December 31, 2002, the Company distributed substantially all of its available cash to its Members, aggregating $66.2 million. Of this amount, $59.4 million was distributed to Berkshire Members and $6.8 million to Leucadia Members.

Olympus Re Holdings, Ltd.
(Incorporated in Bermuda)

Combined Financial Statements

December 31, 2002 and 2001
(expressed in U.S. dollars)

February 18, 2003





Report of Independent Accountants

To the Shareholders of
Olympus Re Holdings, Ltd.


In our opinion, the accompanying combined balance sheets and the related combined statements of income and retained earnings, comprehensive income and cash flows present fairly, in all material respects, the financial position of Olympus Re Holdings, Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and the period from December 3, 2001, (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These combined financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these combined financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



Chartered Accountants

Olympus Re Holdings, Ltd.
Combined Balance Sheets
As of December 31, 2002 and 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)




                                                                                                 2002                2001
                                                                                                    $                   $
                                                                                           -----------         ------------

ASSETS
Cash and cash equivalents                                                                   64,156,759           509,312,866
Investments (amortized cost - 2002 - $583,018,489; 2001 - $Nil) (note 3)                   599,123,769                 --
Investment income due and accrued                                                            6,684,911                20,049
Common voting shares, subscription receivable (Note 7b)                                         --                   150,000
Premiums receivable                                                                         76,489,609                 --
Deferred acquisition costs                                                                  23,318,087                 --
Other assets                                                                                   158,188                 --
                                                                                           -----------           -----------

                                                                                           769,931,323           509,482,915
                                                                                           ===========           ===========

LIABILITIES
Incorporation cost payable                                                                      --                 7,883,231
Loss and loss adjustment expense reserves (note 4)                                          44,707,594                 --
Unearned premiums                                                                           74,365,214                 --
Accounts payable and accrued expenses                                                          581,289                30,000
Investment trades pending                                                                    2,455,041                 --
Reinsurance balances payable (note 5)                                                       25,170,228                 --
                                                                                           -----------            ----------

                                                                                           147,279,366             7,913,231
                                                                                           -----------            ----------

SHAREHOLDERS' EQUITY
Common voting shares (5,100,000 shares issued and outstanding) (note 7)                         51,000                51,000
Additional paid-in capital (note 7)                                                        509,949,000           509,949,000
Accumulated other comprehensive income                                                      16,105,280                 --
Retained earnings (deficit)                                                                 96,546,677            (8,430,316)
                                                                                           -----------           -----------

                                                                                           622,651,957           501,569,684
                                                                                           -----------           -----------

                                                                                           769,931,323           509,482,915
                                                                                           ===========           ===========

Approved by the Board of Directors


------------------------- Director       --------------------------Director


         The accompanying notes are an integral part of these combined financial statements

OLYMPUS RE HOLDINGS, LTD.
Combined Statements of Income and Retained Earnings
For the year ended December 31, 2002 and for the period from December 3, 2001, (date of incorporation) to December 31, 2001
-------------------------------------------------------------------------------
(expressed in U.S. dollars)



                                                                                                 2002                  2001
                                                                                                    $                     $
                                                                                           -----------            ----------

Revenues
Gross premiums written                                                                     298,522,087                 --
                                                                                           -----------            ----------

Net premiums written                                                                       298,522,087                 --
Change in unearned premiums                                                                (74,365,214)                --
                                                                                           ------------           ----------

Net premiums earned                                                                        224,156,873                 --
                                                                                           -----------            ----------

Net Investment income                                                                       18,002,285               232,594
Net Realized gains (losses) on investments                                                   2,969,859                 --
                                                                                           -----------            ----------

Total Revenues                                                                             245,129,017               232,594
                                                                                           -----------            ----------
Expenses
Losses and loss expenses (note 4)                                                           57,901,965                 --
Commissions                                                                                 78,078,362                 --
Premium taxes and fees                                                                       2,184,366                 --
Other underwriting expenses                                                                    750,726                 --
Incorporation costs                                                                              --                8,632,780
General and administrative expenses                                                          1,236,605                30,130
                                                                                           -----------            ----------

Total Expenses                                                                             140,152,024             8,662,910
                                                                                           -----------            ----------

Net Income (loss)                                                                          104,976,993            (8,430,316)

Retained earnings (deficit) - Beginning of year                                             (8,430,316)                --
                                                                                           -----------            ----------

Retained earnings - End of year                                                             96,546,677            (8,430,316)
                                                                                           ===========            ==========


              The accompanying notes are an integral part of these
                         combined financial statements.

Olympus Re Holdings, Ltd.
Combined Statements of Comprehensive Income
For the year ended December 31, 2002 and for the period from December 3, 2001, (date of incorporation) to December 31, 2001
------------------------------------------------------------------------------
(expressed in U.S. dollars)



                                                                                                 2002                   2001
                                                                                                    $                      $
                                                                                           -----------            ----------

Net income (loss) for the year                                                             104,976,993            (8,430,316)

Other comprehensive income
Change in unrealized appreciation on marketable investments                                 16,105,280                 --
                                                                                           -----------            ----------

Comprehensive income (loss) for the year                                                   121,082,273            (8,430,316)
                                                                                           ===========            ==========












              The accompanying notes are an integral part of these
                         combined financial statements.

Olympus Re Holdings, Ltd.
Combined Statement of Cash Flows
For the year ended December 31, 2002 and for the period from December 3, 2001, (date of incorporation) to December 31, 2001
------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                                                                2002                     2001
                                                                                                   $                        $
                                                                                         ------------             -----------

Cash flows from operating activities
Net income for the year                                                                  104,976,993              (8,430,316)
Adjustments to reconcile net income to net cash provided by operating activities
      Gains on sales of investments                                                       (2,969,859)                    --
      Amortization of discount / premium                                                   3,087,459                     --
      Investment income due and accrued                                                   (6,664,862)                (20,049)
      Incorporation cost payable                                                          (7,883,231)              7,883,231
      Premiums receivable                                                                (76,489,609)                    --
      Deferred acquisition costs                                                         (23,318,087)                    --
      Other assets                                                                          (158,188)                    --
      Loss and loss adjustment expense reserves                                           44,707,594                     --
      Unearned premiums                                                                   74,365,214                     --
      Accounts payable and accrued expenses                                                  551,289                  30,000
      Investment trades pending                                                            2,455,041                     --
      Reinsurance balances payable                                                        25,170,228                     --
                                                                                       -------------             ------------
      Cash provided by (used in) operating activities                                    137,829,982                (537,134)
                                                                                       -------------             ------------

Cash flows from investing activities
Purchase of investments                                                               (1,066,976,281)                   --
Proceeds from sales of investments                                                       483,840,192                    --
                                                                                      --------------             ------------
      Cash used in investing activities                                                 (583,136,089)                   --
                                                                                      --------------             ------------

Cash flows from financing activity
Proceeds from issuance of common shares                                                      150,000              509,850,000
                                                                                      --------------             ------------

      Cash provided by financing activity                                                    150,000              509,850,000
                                                                                      --------------             ------------

Increase (decrease) in cash and cash equivalents                                        (445,156,107)            509,312,866

Cash and cash equivalents - Beginning of year                                            509,312,866                   --
                                                                                      --------------             ------------

Cash and cash equivalents - End of year                                                   64,156,759             509,312,866
                                                                                      ==============             ============




              The accompanying notes are an integral part of these
                         combined financial statements.

Olympus Re Holdings, Ltd.
Notes to Combined Financial Statements
December 31, 2002 and 2001
--------------------------------------
(expressed in U.S. dollars)



1.   Nature of the business

     Olympus Re Holdings, Ltd. and its subsidiaries (the "Company") were incorporated under the laws of Bermuda on December 3, 2001. The Company's principal operating subsidiary is Olympus Reinsurance Company, Ltd. ("Olympus Re"). Olympus Re is registered as a Class 4 insurer under The Insurance Act 1978, amendments thereto and related regulations ("The Act"). The Company's bye-laws provide that the Board of Directors of Olympus Re shall consist of persons who first have been elected as designated directors by a resolution in a general meeting of the shareholders of the Company. The Board of Directors of the Company must then vote all shares of Olympus Re owned by the Company to elect such designated directors as Olympus Re directors. The bye-law provisions with respect to the removal of directors of Olympus Re operate similarly.

     The Company, through Olympus Re, writes a diversified range of reinsurance business on a global basis with an emphasis on property excess business. During the year ended December 31, 2002, this was through a quota share reinsurance agreement with a U.S. reinsurance company (see note 6). The purpose of this quota share agreement is to produce primarily property excess reinsurance. In addition, Olympus Re has a contract with a non-U.S. advisor (see note 5) to recommend business and consult on the quota share agreement. The non-U.S. advisor is related to the previously mentioned U.S. reinsurance company through common ownership.

2.   Significant accounting policies

     Olympus Re's Board of Directors, who are elected as described above, have unilateral authority, except for certain actions that require approval by the Company as sole shareholder, to manage the affairs of Olympus Re. Accordingly, the accompanying financial statements have been prepared on a combined basis, rather than on a consolidated basis. The combined financial statements include the financial statements of Olympus Re Holdings Ltd. and its wholly-owned subsidiary Olympus Re. All significant inter-company balances have been eliminated on combination.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.

     The following is a summary of the significant accounting policies adopted by the Company

     (a)  Premiums and unearned premiums

          The Company records premiums based on cession statements received. These cession statements earn premium income evenly over the term of the underlying reinsurance contract, in proportion to the risk assumed. The portion of the premium related to the unexpired portion of the contract at the end of the fiscal year is reflected in unearned premiums.

Olympus Re Holdings, Ltd.
Notes to Combined Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

          Certain reinsurance premiums assumed are estimated based on information provided by the underlying ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are taken into income in the period in which they are determined. These premiums are earned over the terms of the related reinsurance contracts.

     (b)  Deferred acquisition costs

          The Company records acquisition costs based on cessions statements received, in addition to its own direct acquisition costs.

          Policy acquisition costs are comprised of ceding commissions, brokerage, premium taxes and other expenses that relate directly to the acquisition of premiums. These costs are deferred and amortized over the terms of the related contracts. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future underwriting profits, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

     (c)  Loss and loss adjustment expense reserves

          The Company records loss and loss adjustment expenses based on cessions statements received. The reported amounts for incurred but not reported losses are also separately reviewed by the Company. Loss and loss adjustment expense reserves, including losses incurred but not reported and provisions for settlement expenses, includes amounts determined from losses reported to the Company, and management estimates. Due to limited historical experience, industry data is relied upon in the reserving process.

          A significant portion of the Company's business is in the property catastrophe market and programs with higher layers of risks. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the underlying policies are characterized by high severity and low frequency. This limits the volume of industry claims experience available from which to reliably predict ultimate losses following a loss event.

          The ceding company uses industry data and professional judgment to estimate the ultimate loss to the Company from reinsurance contracts exposed to a loss event. Delays in reporting losses to the Company together with the potential for unforeseen adverse developments, may result in losses and loss expenses significantly greater or less than the reserve provided at the time of the loss event.

          Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to the Company. Any resulting adjustments are included in income in the period in which they become known.

     (d)  Cash and cash equivalents

          Cash and cash equivalents include debt securities and time deposits with a maturity of three months or less from the date of purchase.

Olympus Re Holdings, Ltd.
Notes to Combined Financial Statements
December 31, 2002 and 2001
--------------------------------------
(expressed in U.S. dollars)


     (e)  Investments

          The Company's investments are currently in fixed maturities which are classified as "available-for-sale" and are carried at fair value, based on quoted market prices. Unrealized gains and losses are included within accumulated other comprehensive income in shareholders' equity.

          Net investment income is stated net of investment management and custody fees. Interest income is recognized on the accrual basis and includes the amortization of premium or discount on fixed interest securities purchased at amounts different from their par value.

          Gains and losses on investments are included in investment income when realized. Investments are recorded on a trade date basis and the cost of securities sold is determined on the first-in, first-out basis.

          Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment, which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If investments are determined to be impaired, a loss is charged to the income statement in that period.

     (f)  Incorporation costs

          Incorporation costs are expensed as incurred.

     (g)  New accounting pronouncements

          In January 2003 the FASB issued FASB Interpretation No. 46, Consolidation of variable interest entities - an interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. As disclosed in notes 1 and 2 these financial statements are prepared on a combined rather than consolidated basis based on the fact that Olympus Re's and the Company's Bye-laws provide certain restrictions relating to the election of directors of Olympus Re. FIN 46 is effective in the first quarter of fiscal 2003. The impact of adopting this interpretation will be to present the financial statements as consolidated beginning in period ending March 31, 2003. This is not expected to have any impact on the Company's net income or net shareholders' equity as presented in these financial statements.

3. Investments



                                                     Amortized         Unrealized             Unrealized           2002
                                                        Cost              gain                   loss           Fair value
                                                           $                $                      $                $
                                                    ----------       ------------            -----------       -----------

      U.S. government and agency                   351,457,556         9,286,371                  --           360,743,927
      Corporate                                    143,334,311         6,499,571                  --           149,833,882
      Mortgage-backed securities                    88,226,622           333,785                 14,447         88,545,960
                                                   -----------        ----------                 ------        -----------
                                                   583,018,489        16,119,727                 14,447        599,123,769
                                                   ===========        ==========                 ======        ===========



Olympus Re Holdings, Ltd.
Notes to Combined Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     The estimated fair value of investments in fixed interest securities is based on quoted market values.

     The Company does not have any investment in a single corporate security which exceeds 2.1% of total fixed interest securities.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed interest securities portfolio as at December 31, 2002.



                                                          Amortized cost
      Ratings                                                  $                        %
      -------                                             -------------               -----

      U.S. government and agency                            353,912,597                 60
      AAA                                                    65,367,410                 11
      AA                                                     67,472,319                 12
      A                                                      93,134,771                 16
      BBB                                                     3,131,392                  1
                                                          -------------               -----

                                                            583,018,489                100
                                                          =============               =====

     The amortized cost and estimated fair value amounts for fixed interest securities held at December 31, 2002 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.



                                                          Amortized cost        Fair Value
                                                                 $                    $
                                                          -------------         -----------


      Due within one year                                    25,125,281          25,390,750
      Due after one year through five years                 410,631,034         425,245,759
      Due after five years through ten years                 59,035,552          59,941,300
                                                          -------------        ------------

                                                            494,791,867         510,577,809

      Mortgage-backed securities                             88,226,622          88,545,960
                                                          -------------        ------------

                                                            583,018,489        599,123,769
                                                          =============        ============



Olympus Re Holdings, Ltd.
Notes to Combined Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)







The components of net investment income are as follows:

                                                                                                            Period from
                                                                                                          December 3, 2001
                                                                               Year end                (date of incorporation)
                                                                            December 31, 2002            to December 31, 2001
                                                                                  $                                $
                                                                            -----------------           ----------------------

      Interest on fixed maturities                                            20,691,286                        --
      Net amortization of premium/discount on fixed maturities                (3,087,459)                       --
      Interest on cash and cash equivalents                                    1,592,238                      232,594
                                                                              ----------                    ---------
                                                                              19,196,065                      232,594

      Net investment expenses                                                 (1,193,780)                       --
                                                                              ----------                    ---------
                                                                              18,002,285                      232,594
                                                                              ==========                    =========


     During 2002, proceeds from sales of available-for-sale securities were $483,840,192. Gross realized gains were $3,361,350 and gross realized losses were $391,491.

     OneBeacon Asset Management receives a management fee at an annual rate of 0.2% of net invested assets.

     In the normal course of business, the Company provides collateral to the reinsured in accordance with the quota share agreement in the form of a trust agreement. The Company has cash equivalents of $10,339,521 and investments of $65,214,300 in a Trust, as of December 31, 2002, held as collateral for the reinsured.

4.   Loss and loss adjustment expense reserve

     Loss and loss adjustment expense reserves are estimates subject to variability, and the variability could be material in the near term. The variability arises because all events affecting the ultimate settlement of claims have not taken place and may not take place for some time. Variability can be caused by receipt of additional claim information, changes in judicial interpretation of contracts or significant changes in the severity or frequency of claims from historical trends. Loss and loss adjustment expenses estimates are based on all relevant information available to the Company. Methods of estimation are used which the Company believes produce reasonable results given current information.

Olympus Re Holdings, Ltd.
Notes to Combined Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


      Reserve activity for loss and loss expenses is summarized below:

                                                                                    $
                                                                                ---------

      Balance - Beginning of year                                                    --
      Less:  Amounts recoverable from reinsurers                                     --
                                                                                ---------

      Net balance - Beginning of year                                               --
                                                                                ---------

      Net loss and loss expenses incurred for the year related to:
           Current year                                                         57,901,965


      Net paid loss and loss expenses for the year related to:
           Current year                                                         13,194,371


      Net balance - End of year                                                 44,707,594
      Plus:  Amounts recoverable from reinsurers                                     --
                                                                                ----------

      Balance - End of year                                                     44,707,594
                                                                                ==========

     The year-end balance comprises provisions for reported claims of $10,536,402 and provisions for claims incurred but not reported of $34,171,192.

5.   Reinsurance balances payable

     Reinsurance balances payable represents profit commissions payable, including a 20% profit commission payable to the non-U.S. advisors, White Mountains Underwriting Limited, for all business on which they advise.

6.   Major customers

     During the year ended December 31, 2002, the Company derived 99% of its premiums written from Folksamerica Reinsurance Company ("Folksamerica") for which the Company pays a 12% override commission. Folksamerica is a wholly-owned subsidiary of White Mountains Insurance Group Ltd., which is a minority shareholder of the Company through a 50% joint venture, and is also the parent of the Company's investment advisors and the Company's non-U.S. advisors noted in notes 1, 3 and 5. It is not expected that this customer concentration with Folksamerica will be as extensive in 2003.

Olympus Re Holdings, Ltd.
Notes to Combined Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

7.   Capital stock

     (a)  Authorized shares

          The Company's authorized share capital is 20,000,000 common shares of the par value $0.01 each.

     (b)  Common stock

          At December 31, 2002, the total issued and outstanding shares of the Company were 5,100,000 with a par value of $0.01. The holders of the ordinary shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder (excluding Leucadia National Corporation) constitute 9.5 percent or more of the outstanding common shares of the Company, only a fraction of the vote will be allowed so as not to exceed 9.5 percent. There are various restrictions on the ability of shareholders to dispose of their shares.

          In the period to December 31, 2001, the Company received cash of $509,850,000 in respect of subscriptions of common shares. On January 2, 2002, payment of the remaining outstanding subscriptions totaling $150,000 was received from shareholders. Following receipt of the outstanding subscriptions payments, all issued and outstanding common voting shares were fully paid.

8.   Taxation

     Bermuda
     The Company has received an undertaking from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 28, 2016. At the present time no such taxes are levied in Bermuda.

     United States
     The Company does not consider itself to be engaged in trade or business in the United States and, accordingly, does not expect to be subject to United States income tax.

9.   Statutory requirements

     Under The Act, Olympus Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Act also requires Olympus Re to meet certain minimum capital and surplus requirements. To satisfy these requirements, the Company was required to maintain a minimum level of statutory capital and surplus of $149,261,044 and $100,000,000 at December 31, 2002 and 2001 respectively. Olympus Re's statutory capital and surplus was $593,312,822 and $494,999,111 at December 31, 2002 and 2001
     respectively.

     Statutory capital and surplus as reported under The Act is different from shareholders' equity as determined in conformity with accounting principles generally accepted in the United States of America ("GAAP") due to certain items that are capitalized under GAAP but expensed under The Act.

     Olympus Re is also required to maintain a minimum liquidity ratio, which was met for the year ended December 31, 2002.