Form 10-Q
period 2003-03-31
LEUCADIA NATIONAL CORP
filed 2003-05-12
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                        YES   X        NO
                           --------       --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        YES   X        NO
                           --------       --------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 8, 2003: 59,628,442.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Dollars in thousands, except par value)



                                                                                     March 31,       December 31,
                                                                                       2003              2002
                                                                                   ------------     ------------
                                                                                   (Unaudited)

ASSETS
Investments:
   Available for sale (aggregate cost of $463,485 and $484,571)                     $  569,134        $  569,861
   Trading securities (aggregate cost of $56,120 and $49,888)                           56,782            48,036
   Held to maturity (aggregate fair value of $262 and $766)                                262               768
   Other investments, including accrued interest income                                  8,379             6,206
                                                                                    ----------        ----------
       Total investments                                                               634,557           624,871
Cash and cash equivalents                                                              391,942           418,600
Trade, notes and other receivables, net                                                359,428           407,422
Prepaids and other assets                                                              192,942           187,046
Property, equipment and leasehold improvements, net                                    163,680           166,207
Investments in associated companies:
  WilTel Communications Group, Inc.                                                    305,725           340,551
  Other associated companies                                                           397,879           397,081
                                                                                    ----------        ----------

           Total                                                                    $2,446,153        $2,541,778
                                                                                    ==========        ==========

LIABILITIES
Customer banking deposits                                                           $  306,514        $  392,904
Trade payables and expense accruals                                                     72,313            77,394
Other liabilities                                                                      115,715           140,586
Income taxes payable                                                                    48,345            38,231
Deferred tax liability                                                                  24,451            16,556
Debt, including current maturities                                                     236,150           233,073
                                                                                    ----------        ----------

       Total liabilities                                                               803,488           898,744
                                                                                    ----------        ----------
Commitments and contingencies

Minority interest                                                                        9,383            10,309
                                                                                    ----------        ----------
Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely subordinated debt securities of the Company          98,200            98,200
                                                                                    ----------        ----------

SHAREHOLDERS' EQUITY
Series A Non-Voting Convertible Preferred Stock                                           --              47,507
Common shares, par value $1 per share, authorized 150,000,000 shares;
   59,623,292 and 58,268,572 shares issued and outstanding, after deducting
   58,865,579 and 60,213,299 shares held in treasury                                    59,623            58,269
Additional paid-in capital                                                             200,595           154,260
Accumulated other comprehensive income                                                  70,186            56,025
Retained earnings                                                                    1,204,678         1,218,464
                                                                                    ----------        ----------

       Total shareholders' equity                                                    1,535,082         1,534,525
                                                                                    ----------        ----------

           Total                                                                    $2,446,153        $2,541,778
                                                                                    ==========        ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2003 and 2002
(In thousands,except per share amounts)
(Unaudited)


                                                                                                           2003                2002
                                                                                                           ----                ----

Revenues:
   Manufacturing                                                                                         $ 12,147          $ 12,388
   Finance                                                                                                 17,144            24,704
   Investment and other income                                                                             25,303            29,481
   Net securities gains (losses)                                                                            2,305            (9,006)
                                                                                                         --------          --------
                                                                                                           56,899            57,567
                                                                                                         --------          --------
Expenses:
   Manufacturing cost of goods sold                                                                         8,949             8,292
   Interest                                                                                                 6,799             8,588
   Salaries                                                                                                 9,072            10,568
   Selling, general and other expenses                                                                     36,280            40,899
                                                                                                         --------          --------
                                                                                                           61,100            68,347
                                                                                                         --------          --------
       Loss from continuing operations before income taxes, minority expense of
        trust preferred securities and equity in income (losses) of associated companies                   (4,201)          (10,780)
Income taxes                                                                                               (1,486)           (3,619)
                                                                                                         --------          --------
       Loss from continuing operations before minority expense of trust
        preferred securities and equity in income (losses) of associated companies                         (2,715)           (7,161)
Minority expense of trust preferred securities, net of taxes                                               (1,381)           (1,381)
Equity in income (losses) of associated companies, net of taxes of $13,758 and $10,685                     (9,690)           19,845
                                                                                                         --------          --------
       Income (loss) from continuing operations                                                           (13,786)           11,303
Income from discontinued operations, net of taxes of $712                                                    --               1,440
                                                                                                         --------          --------
       Net income (loss)                                                                                 $(13,786)         $ 12,743
                                                                                                         ========          ========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                                              $   (.23)         $    .20
   Income from discontinued operations                                                                       --                 .03
                                                                                                         --------          --------
       Net income (loss)                                                                                 $   (.23)         $    .23
                                                                                                         ========          ========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                                              $   (.23)         $    .20
   Income from discontinued operations                                                                       --                 .03
                                                                                                         --------          --------
       Net income (loss)                                                                                 $   (.23)         $    .23
                                                                                                         ========          ========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

                                                                                                           2003               2002
                                                                                                           ----               ----

Net cash flows from operating activities:
Net income (loss)                                                                                       $ (13,786)        $  12,743
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
   Benefit for deferred income taxes                                                                         (219)             (609)
   Depreciation and amortization of property, equipment and leasehold improvements                          4,968             4,911
   Other amortization                                                                                         857              (695)
   Provision for doubtful accounts                                                                          4,472             7,313
   Net securities (gains) losses                                                                           (2,305)            9,006
   Equity in (income) losses of associated companies                                                        9,690           (19,845)
   Distributions from associated companies                                                                 18,072            31,948
   Gain on disposal of real estate, property and equipment, and other assets                               (2,745)           (1,406)
   Investments classified as trading, net                                                                  (5,654)            1,190
   Net change in:
      Trade and other receivables                                                                           1,781             4,833
      Prepaids and other assets                                                                            (4,267)             (211)
      Trade payables and expense accruals                                                                  (9,399)           (7,221)
      Other liabilities                                                                                    (4,055)            1,690
      Income taxes payable                                                                                 (2,462)          (17,871)
   Other                                                                                                   (1,495)           (2,456)
   Net change in net assets of discontinued operations                                                       --              (1,266)
                                                                                                        ---------         ---------
      Net cash provided by (used for) operating activities                                                 (6,547)           22,054
                                                                                                        ---------         ---------

Net cash flows from investing activities:
Acquisition of real estate, property and equipment, and other assets                                       (2,977)          (15,677)
Proceeds from disposals of real estate, property and equipment, and other assets                            5,303             8,314
Advances on loan receivables                                                                               (2,906)          (18,471)
Principal collections on loan receivables                                                                  37,580            46,541
Advances on notes receivables                                                                                (100)             (450)
Collections on notes receivables                                                                            3,111                71
Investments in associated companies                                                                        (1,853)              (25)
Purchases of investments (other than short-term)                                                          (76,833)         (117,903)
Proceeds from maturities of investments                                                                    36,949           233,432
Proceeds from sales of investments                                                                         64,313            34,699
                                                                                                        ---------         ---------
   Net cash provided by investing activities                                                               62,587           170,531
                                                                                                        ---------         ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                                   (85,792)          (41,108)
Issuance of long-term debt, net of issuance costs                                                           3,961             4,825
Reduction of long-term debt                                                                                  (901)           (8,732)
Purchase of common shares for treasury                                                                       --                 (51)
                                                                                                        ---------         ---------
   Net cash used for financing activities                                                                 (82,732)          (45,066)
                                                                                                        ---------         ---------
Effect of foreign exchange rate changes on cash                                                                34                 9
                                                                                                        ---------         ---------
   Net increase (decrease) in cash and cash equivalents                                                   (26,658)          147,528
Cash and cash equivalents at January 1,                                                                   418,600           373,222
                                                                                                        ---------         ---------
Cash and cash equivalents at March 31,                                                                  $ 391,942         $ 520,750
                                                                                                        =========         =========




             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2003 and 2002
(In thousands, except par value)
(Unaudited)

                                                     Series A
                                                    Non-Voting     Common                  Accumulated
                                                   Convertible     Shares    Additional      Other
                                                    Preferred      $1 Par      Paid-In    Comprehensive     Retained
                                                      Stock        Value       Capital    Income (Loss)     Earnings       Total
                                                   -----------    -------    ----------   -------------     ---------    ---------


Balance, January 1, 2002                            $   --        $55,318     $ 54,791      $14,662        $1,070,682    $1,195,453
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
      investments                                                                             7,263                           7,263
   Net change in unrealized foreign exchange
      gain (loss)                                                                            (1,467)                         (1,467)
   Net change in unrealized gain (loss) on
      derivative instruments                                                                    353                             353
   Net income                                                                                                  12,743        12,743
                                                                                                                         ----------
     Comprehensive income                                                                                                    18,892
                                                                                                                         ----------
Exercise of options to purchase common shares                           6          142                                          148
Purchase of stock for treasury                                         (1)         (50)                                         (51)
                                                     ------       -------     --------      -------        ----------    ----------

Balance, March 31, 2002                             $  --         $55,323     $ 54,883      $20,811        $1,083,425    $1,214,442
                                                    =======       =======     ========      =======        ==========    ==========

Balance, January 1, 2003                            $47,507       $58,269     $154,260      $56,025        $1,218,464    $1,534,525
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments                                                                             13,364                          13,364
   Net change in unrealized foreign exchange
     gain (loss)                                                                                994                             994
   Net change in unrealized gain (loss) on
     derivative instruments                                                                    (197)                           (197)
   Net loss                                                                                                   (13,786)      (13,786)
                                                                                                                         ----------
     Comprehensive income                                                                                                       375
                                                                                                                         ----------
Conversion of convertible preferred shares into
   common shares                                    (47,507)        1,348       46,159                                        --
Exercise of options to purchase common shares                           6          176                                          182
                                                    -------       -------     --------      -------        ----------    ----------

Balance, March 31, 2003                             $  --         $59,623     $200,595      $70,186        $1,204,678    $1,535,082
                                                    =======       =======     ========      =======        ==========    ==========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2002, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2002 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2002 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income (loss) would not have been materially different from that reported.

2. Certain information concerning the Company's segments for the three month periods ended March 31, 2003 and 2002 is presented in the following table. Prior period amounts have been reclassified to reflect the Company's foreign real estate segment as a discontinued operation and to exclude equity in income (losses) of associated companies from these captions.


                                                                                   2003              2002
                                                                                 -------           --------
                                                                                      (In thousands)

     Revenues:
        Banking and lending                                                      $20,468           $ 28,677
        Domestic real estate                                                      10,122              8,379
        Manufacturing                                                             12,166             12,408
        Other operations                                                           7,070              7,578
        Corporate                                                                  7,073                525
                                                                                 -------           --------

            Total consolidated revenues                                          $56,899           $ 57,567
                                                                                 =======           ========

     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies:
        Banking and lending                                                      $ 4,840           $  4,065
        Domestic real estate                                                       1,532                243
        Manufacturing                                                                262              1,230
        Other operations                                                          (1,074)               292
        Corporate                                                                 (9,761)           (16,610)
                                                                                 -------           --------
            Total consolidated loss from continuing operations
              before income taxes, minority expense of trust
              preferred securities and equity in income (losses)
              of associated companies                                            $(4,201)          $(10,780)
                                                                                 =======           ========



3. The Company accounts for its investment in Berkadia under the equity method of accounting. At March 31, 2003, the book value of the Company's equity investment in Berkadia was negative $51,700,000, which is included in other liabilities in the consolidated balance sheet. As more fully described in the 2002 10-K, the negative carrying amount results from Berkadia's distribution of loan related fees received and the Company's recognition in 2001 of its share of The FINOVA Group Inc.'s ("FINOVA") non-cash losses recorded by Berkadia, partially offset by the Company's share of Berkadia's income related to Berkadia's loan to FINOVA. The Company has guaranteed 10% of Berkadia's debt and, although the Company has no cash investment in Berkadia, it records its share of any losses recorded by Berkadia up to the amount of the guarantee. The total amount of the Company's guarantee was $130,000,000 as of May 8, 2003.

     For the three month periods ended March 31, 2003 and 2002, the Company's equity in the income of Berkadia consists of the following (in thousands):



                                                                                                   2003          2002
                                                                                                  -------       ------
     Net interest spread on the Berkadia loan - 10% of total                                      $ 1,300      $ 2,100
     Amortization of Berkadia loan discount related to cash fees - 50% of total                     8,400        7,100
     Amortization of Berkadia loan discount related to FINOVA stock - 50% of total                 13,100       11,200
                                                                                                  -------      -------
         Equity in income of associated companies - Berkadia                                      $22,800      $20,400
                                                                                                  =======      =======

     The amortization of the Berkadia loan discount has been accelerated as a result of principal payments on the Berkadia loan that were greater than expected at the time the loan was made. Loan repayments from FINOVA are unlikely to continue at the pace experienced to date.

4. As more fully discussed in the Company's 2002 10-K, the Company owns 47.4% of the outstanding common shares of WilTel Communications Group, Inc. ("WilTel"). For the three month period ended March 31, 2003, the Company recorded $34,800,000 of pre-tax losses from its investment in WilTel under the equity method of accounting. The Company has not recorded a related deferred tax benefit as its ability to use the capital loss to reduce taxes due on capital gains in the future is uncertain.

5. The following tables provide summarized data with respect to significant investments in Associated Companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company is expected to result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2003 (in thousands).


                                                                                     March 31,
                                                                                      2003
                                                                                    ---------
     Investment in WilTel:
       Total revenues                                                               $ 288,000
       Loss from continuing operations before extraordinary items                   $ (73,200)
       Net loss                                                                     $ (73,200)
       The Company's equity in net loss                                             $ (34,800)



                                                                                     March 31,    March 31,
                                                                                       2003         2002
                                                                                    ---------    --------
     Investment in Berkadia:
       Total revenues                                                               $  60,300    $  79,400
       Income from continuing operations before extraordinary items                 $  53,200    $  57,100
       Net income                                                                   $  53,200    $  57,100
       The Company's equity in net income                                           $  22,800    $  20,400

                                                                                     March 31,    March 31,
                                                                                      2003         2002
                                                                                    ---------    ---------
     Investment in Olympus Re Holdings, Ltd.:
       Total revenues                                                               $  91,600    $  36,800
       Income from continuing operations before extraordinaitems                    $  49,100    $  20,200
       Net income                                                                   $  49,100    $  20,200
       The Company's equity in net income                                           $  12,300    $   2,900



6.   In  December   2002,   the  Company   completed  a  private   placement  of
     approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The private placement included 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock, that were mandatorily convertible into 1,347,720 common shares within 90 days of issuance. Such shares were converted into common shares in March 2003.

7. A summary of accumulated other comprehensive income (loss) at March 31, 2003 and December 31, 2002 is as follows (in thousands):


                                                                            March 31,          December 31,
                                                                              2003                2002
                                                                           ---------           -----------

          Net unrealized gains on investments                               $ 71,376           $ 58,012
          Net unrealized foreign exchange gains (losses)                         757               (237)
          Net unrealized losses on derivative instruments                     (1,947)            (1,750)
                                                                            --------           --------
                                                                            $ 70,186           $ 56,025
                                                                            ========           ========

8. Included in investment and other income for the three month periods ended March 31, 2003 and 2002 is income of $1,600,000 and $2,700,000, respectively, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133").

9. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 59,618,000 and 55,320,000 for the three month periods ended March 31, 2003 and 2002, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 59,618,000 and 55,588,000 for the three month periods ended March 31, 2003 and 2002, respectively. For 2003, options and warrants to purchase approximately 373,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted earnings
     (loss) per share, as those options and warrants were antidilutive. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred Shares are treated as common shares and are included in the weighted average share calculations for basic and diluted per share computations for 2003.

10. Cash paid for interest and income taxes (net of refunds) was $8,500,000 and $400,000, respectively, for the three month period ended March 31, 2003 and $10,000,000 and $14,100,000, respectively, for the three month period ended March 31, 2002.

11. In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. WebLink, a privately held company, is in the wireless messaging industry, providing wireless data services and traditional paging services. Pursuant to the agreement, the Company acquired outstanding secured notes of WebLink with a principal amount of $36,500,000 (representing 91% of the total outstanding debt). In April
     2003, upon receipt of approval from the FCC, the Company acquired approximately 80% of the outstanding common stock of WebLink. The Company will consolidate WebLink's financial condition and results of operations from the date FCC approval was received.

12. In April 2003, the Company entered into an agreement with a third party (the "Seller") to acquire certain businesses of Integrated Health Services, Inc. ("IHS"), a company undergoing reorganization proceedings under Chapter 11 of the Bankruptcy Code. The businesses to be acquired are primarily engaged in the provision of physical, occupational, speech and respiratory therapy services, and are operated by subsidiaries of Symphony Health Services, Inc. ("Symphony"). The purchase price is approximately $50,000,000, including expenses, and is subject to certain working capital and other adjustments. Closing of the transaction is subject to acquisition by the Seller of the Symphony businesses from IHS, which is subject to bankruptcy court approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10-K.

                         Liquidity and Capital Resources

For the three month period ended March 31, 2003, net cash was used for operations principally as a result of an increase in the Company's investment in the trading portfolio, lower investment income on corporate investments, and payment of corporate interest and overhead expenses. For the three month period ended March 31, 2002, net cash was provided by operations principally as a result of distributions from associated companies partially offset by the payment of income taxes.

As of March 31, 2003, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $685,000,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $360,000,000 (52%), the equity investment in White Mountains Insurance Group, Ltd. of $127,500,000 (19%) (which can be sold privately or otherwise in compliance with the securities laws and is subject to a registration rights agreement) and other publicly traded debt and equity securities aggregating $197,500,000 (29%). Additional sources of liquidity as of March 31, 2003 include $175,200,000 of cash and marketable securities primarily collateralizing letters of credit.

As a result of principal payments by FINOVA to Berkadia, as of May 8, 2003, the Company's guarantee of Berkadia's financing has been reduced to $130,000,000.

In December 2002, the Company completed a private placement of approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The private placement included 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock, that were mandatorily convertible into 1,347,720 common shares within 90 days of issuance. Such shares were converted into common shares in March 2003.

The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $327,900,000 and $373,600,000 at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, 52% were loans to individuals generally collateralized by automobiles; 41% were loans to consumers, substantially all of which were collateralized by real or personal property; 4% were loans to small businesses; and 3% were unsecured loans. The banking and lending segment is no longer making consumer loans and is in the process of liquidating its remaining portfolio. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers. The Company intends to use the cash flows generated from its loan portfolios to retire these deposits as they mature, which the Company expects will be substantially complete by the end of 2005. The Company's customer banking deposits totaled $306,500,000 and $392,900,000 as of March 31, 2003 and December 31, 2002, respectively.

As disclosed in the 2002 10-K, the Company's national bank subsidiary, American Investment Bank, ("AIB") stopped originating new sub-prime automobile loans in September 2001, and the Company's banking and lending segment ceased originating all other consumer loans in January 2003. The FDIC and Office of the Comptroller of the Currency ("OCC") have supported these actions taken with respect to the sub-prime portfolio. However, effective February 2003, AIB entered into a formal agreement with the OCC, agreeing to develop a written strategic plan subject to prior OCC approval for the continued operations of AIB, to continue to maintain certain risk-weighted capital levels, to obtain prior approval before paying any dividends, to provide certain monthly reports and to comply with certain other criteria. AIB will also be unable to accept brokered deposits during the period the agreement remains in effect. In the event AIB fails to comply with the agreement, the OCC would have the authority to assert formal charges and seek other statutory remedies and AIB may also be subject to civil monetary penalties. AIB is complying with the agreement and, given that it has ceased all lending activities, the agreement is not expected to have a significant impact on its operations. However, no assurance can be given that other regulatory actions will not be taken.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In April 2003, the Company entered into an agreement with a third party (the "Seller") to acquire certain businesses of Integrated Health Services, Inc. ("IHS"), a company undergoing reorganization proceedings under Chapter 11 of the Bankruptcy Code. The businesses to be acquired are primarily engaged in the provision of physical, occupational, speech and respiratory therapy services, and are operated by subsidiaries of Symphony Health Services, Inc. ("Symphony"). The purchase price is approximately $50,000,000, including expenses, and is subject to certain working capital and other adjustments. Closing of the transaction is subject to acquisition by the Seller of the Symphony businesses from IHS, which is subject to bankruptcy court approval.

                              Results of Operations

                        Three Months Ended March 31, 2003
                Compared to the Three Months Ended March 31, 2002

Finance revenues, which reflect the level and mix of consumer instalment loans, decreased in the three month period ended March 31, 2003 as compared to the similar period in 2002 due to fewer average loans outstanding. Average loans outstanding were $348,500,000 and $491,000,000 for the three month periods ended March 31, 2003 and 2002, respectively. This decline was primarily due to the Company's decision in September 2001 to stop originating subprime automobile loans. Although finance revenues decreased in the 2003 period as compared to the same period in 2002, pre-tax results increased primarily due to a $2,200,000 reduction in interest expense, resulting from reduced customer banking deposits and lower interest rates thereon, a decline in the provision for loan losses of $2,800,000, and lower salaries expense and operating and other costs resulting from the segment's restructuring efforts.

In the three month period ended March 31, 2003, the banking and lending segment's provision for loan losses decreased as compared to the same period in 2002 primarily due to the decline in loans outstanding and lower net charge-offs. At March 31, 2003, the allowance for loan losses for the Company's entire loan portfolio was $28,800,000 or 8.8% of the net outstanding loans, as compared to $31,800,000 or 8.5% of the net outstanding loans at December 31, 2002. The Company believes its loss experience reflects the difficulties experienced by subprime borrowers in the current economy.

The Company's remaining consumer lending programs have primarily consisted of marine, recreational vehicle, motorcycle and elective surgery loans. Due to economic conditions, portfolio performance and the relatively small size of these loan portfolios and target markets, in January 2003 the Company stopped originating all consumer loans. The Company is considering its alternatives for its banking and lending operations, which could include selling or liquidating some or all of its loan portfolios, and outsourcing certain functions.

Pre-tax results for the banking and lending segment include income of $1,700,000 and $1,900,000 for the three month periods ended March 31, 2003 and 2002, respectively, resulting from mark-to-market changes on its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133 and, therefore, are not accounted for as hedges.

Revenues and pre-tax income from domestic real estate increased in the first quarter of 2003 as compared to the same period in 2002 as a result of increased revenues from the Company's Hawaiian hotel of $1,700,000 and increased gains from property sales of $1,400,000, partially offset by lower rent income of $1,000,000 largely due to the sale of two shopping centers during 2002. Pre-tax income for 2003 also reflects greater operating and other costs principally related to the Hawaiian hotel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Manufacturing revenues were largely unchanged for the first quarter of 2003 as compared to the same period in 2002 as declines principally in the carpet padding and agricultural markets were largely offset by increases in the construction and consumer products markets. Gross profit and pre-tax results for the first quarter of 2003 declined as compared to the same period in 2002 primarily due to higher raw material costs.

Investment and other income declined in the three month period ended March 31, 2003 as compared to the same period in 2002 principally due to a reduction of $4,000,000 in investment income resulting from a decline in interest rates and a lower amount of invested assets, a reduction in rent income as discussed above and reduced income related to accounting for the market values of its derivative financial instruments. These decreases were partially offset by gains from domestic property sales and increased revenues from the Company's Hawaiian hotel, as discussed above.

Equity in income (losses) of associated companies includes the following (in thousands):

                                                                             March 31,          March 31,
                                                                                2003               2002
                                                                            ----------          --------

          Berkadia                                                           $ 22,800           $ 20,400
          Olympus Re Holdings, Ltd.                                            12,300              2,900
          WilTel                                                              (34,800)               --
          Jefferies Partners Opportunity Fund II, LLC                           3,500              4,600
          Other                                                                   300              2,600
                                                                             --------           --------
            Pre-tax                                                             4,100             30,500
          Income tax expense                                                   13,800             10,700
                                                                             --------           --------
          Equity in income (losses) , net of taxes                           $ (9,700)          $ 19,800
                                                                             ========           ========

The increase in income from Berkadia relates to the amortization of the discount on the Berkadia Loan to FINOVA, which has been accelerated as a result of principal payments on the Berkadia loan that were greater than expected at the time the loan was made. Loan repayments from FINOVA are unlikely to continue at the pace experienced to date. The book value of the Company's equity investment in Berkadia was negative $51,700,000 and negative $72,100,000 at March 31, 2003 and December 31, 2002, respectively. The negative carrying amount principally results from Berkadia's distribution of loan related fees received and the Company's recognition in 2001 of its share of FINOVA's losses under the equity method of accounting. This negative carrying amount is being amortized into income over the term of the Berkadia Loan, and effectively represents an unamortized discount on the Berkadia Loan.

The Company's investment in Olympus was made in December 2001, when Olympus commenced its operations as a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. The Company's share of its earnings has increased in 2003, reflecting the growth in Olympus' premium revenues during its second year of operation.

Since its acquisition in the fourth quarter of 2002, the Company has recorded its share of WilTel's losses under the equity method of accounting. As a result of its emergence from bankruptcy proceedings and its continued restructuring of its operations, WilTel has reduced its headcount, operating costs and interest expense. However, despite these cost reductions, the Company believes that WilTel will continue to report losses from continuing operations for the foreseeable future. Even if WilTel is able to generate breakeven cash flow from operations, substantial depreciation and amortization charges will still result in losses from continuing operations over the next several years. During the first quarter of 2003, WilTel's depreciation and amortization expenses were over 90% of their reported loss. The Company will record its 47.4% share of these losses in its statements of operations, and the recognition of these losses could reduce the carrying amount of its investment in WilTel to zero. The Company will not record any further losses in WilTel if and when its investment is reduced to zero, unless the Company has guaranteed any of WilTel's obligations, or otherwise has committed or intends to commit to provide further financial support. The Company has not provided any such guarantees or commitments. The Company has not recorded a deferred tax benefit for its share of the WilTel loss as its ability to use the capital loss to reduce the taxes due on capital gains in the future is uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Net securities gains (losses) for the three month period ended March 31, 2003 include a provision of $2,700,000 to write down the Company's investments in certain available for sale securities, and for the three months ended March 31, 2002, a provision of $5,000,000 to write down the Company's equity investment in a non-public fund.

The decline in interest expense in the first quarter of 2003 as compared to the same period in 2002 primarily reflects lower interest expense at the banking and lending segment due to reduced customer banking deposits and lower interest rates thereon.

Salaries expense in 2003 primarily reflects decreased expenses related to the Company's banking and lending segment, as discussed above.

Selling, general and other expenses decreased in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to lower provisions for loan losses and operating and other costs relating to the banking and lending operations, partially offset by greater operating expenses related to the Hawaiian hotel.

              Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including:

     o general economic and market conditions, prevailing interest rate levels or foreign currency fluctuations;
     o    reliance on key management personnel;
     o    changes in foreign and domestic laws, regulations and taxes;
     o    changes in competition and pricing environments;
     o    regional or general changes in asset valuation;
     o the occurrence of significant natural disasters, the inability to reinsure certain risks economically, increased competition in the reinsurance markets, the adequacy of loss and loss adjustment expense reserves;
     o weather related conditions that may affect the Company's operations or investments;
     o changes in U.S. real estate markets, including the commercial and vacation markets in Hawaii;
     o increased competition in the luxury segment of the premium table wine market;
     o adverse economic, political or environmental developments in Spain that could delay or preclude the issuance of permits necessary to obtain the Company's copper mining rights or could result in increased costs of bringing the project to completion, increased costs in financing the development of the project and decreases in world wide copper prices;
     o increased competition in the international and domestic plastics market and increased raw material costs;
     o increased default rates and decreased value of assets pledged to the Company;
     o    further regulatory action by the OCC;
     o any deterioration in the business and operations of FINOVA, in the ability of FINOVA Capital to repay the Berkadia Loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital in connection with the Berkadia Loan;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

(a) Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

           a)  Exhibits.

               10.1 Amended and Restated  Revolving Credit Agreement dated as of
                    March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, JPMorgan Chase Bank as Syndication Agent, and the Banks signatory thereto, with Fleet Securities, Inc., as Arranger.

               99.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification  of  President  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               99.3 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.


           b)  Reports on Form 8-K.

               The Company filed a current report on Form 8-K dated February 7, 2003, which sets forth information under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            LEUCADIA NATIONAL CORPORATION
                                                     (Registrant)




Date:  May 12, 2003                        By: /s/ Barbara L. Lowenthal
                                                ------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller
                                                (Chief Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 12, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 12, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 12, 2003
                                          By:  /s/ Joseph A. Orlando
                                               -----------------------
                                               Joseph A. Orlando
                                               Chief Financial Officer

                                  Exhibit Index


10.1 Amended and Restated Revolving Credit Agreement dated as of March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, JPMorgan Chase Bank as Syndication Agent, and the Banks signatory thereto, with Fleet Securities, Inc., as Arranger.

99.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.