Form 10-Q
period 2003-06-30
LEUCADIA NATIONAL CORP
filed 2003-08-13
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                             ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X              NO
                    -----               -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

               YES    X              NO
                    -----               -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 5, 2003: 59,636,692.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Dollars in thousands, except par value)






                                                                                              June 30,         December 31,
                                                                                                2003              2002
                                                                                            ----------         -----------
                                                                                            (Unaudited)
Assets
Investments:
  Available for sale (aggregate cost of $541,915 and $484,571)                              $  698,634         $  569,861
  Trading securities (aggregate cost of $66,125 and $49,888)                                    71,973             48,036
  Held to maturity (aggregate fair value of $454 and $766)                                         454                768
  Other investments, including accrued interest income                                           8,815              6,206
                                                                                            ----------         ----------
       Total investments                                                                       779,876            624,871
Cash and cash equivalents                                                                      497,314            418,600
Trade, notes and other receivables, net                                                        406,241            407,422
Prepaids and other assets                                                                      222,635            187,046
Property, equipment and leasehold improvements, net                                            167,307            166,207
Investments in associated companies:
  WilTel Communications Group, Inc.                                                            284,121            340,551
  Other associated companies                                                                   359,920            397,081
                                                                                            ----------         ----------

           Total                                                                            $2,717,414         $2,541,778
                                                                                            ==========         ==========

Liabilities
Customer banking deposits                                                                   $  253,098         $  392,904
Trade payables and expense accruals                                                             91,220             77,394
Other liabilities                                                                              124,193            140,586
Income taxes payable                                                                            62,975             38,231
Deferred tax liability                                                                          42,917             16,556
Debt, including current maturities                                                             448,382            233,073
                                                                                            ----------         ----------

       Total liabilities                                                                     1,022,785            898,744
                                                                                            ----------         ----------

Commitments and contingencies

Minority interest                                                                               10,650             10,309
                                                                                            ----------         ----------

Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debt securities of the Company                   98,200             98,200
                                                                                            ----------         ----------

Shareholders' Equity
Series A Non-Voting Convertible Preferred Stock                                                   --               47,507
Common shares, par value $1 per share, authorized 150,000,000 shares;
  59,636,692 and 58,268,572 shares issued and outstanding, after deducting
  58,867,179 and 60,213,299 shares held in treasury                                             59,637             58,269
Additional paid-in capital                                                                     200,860            154,260
Accumulated other comprehensive income                                                         105,187             56,025
Retained earnings                                                                            1,220,095          1,218,464
                                                                                            ----------         ----------

       Total shareholders' equity                                                            1,585,779          1,534,525
                                                                                            ----------         ----------

           Total                                                                            $2,717,414         $2,541,778
                                                                                            ==========         ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2003 and 2002
(In thousands, except per share amounts)
(Unaudited)


                                                                                  For the Three Month            For the Six Month
                                                                                 Period Ended June 30,         Period Ended June 30,
                                                                                ----------------------       -----------------------
                                                                                   2003          2002            2003        2002
                                                                                ---------     ---------      ---------    ---------
Revenues:
   Manufacturing                                                                $  14,078     $  13,915     $  26,225     $  26,303
   Wireless messaging revenues                                                     20,092          --          20,092          --
   Finance                                                                         14,734        23,002        31,878        47,706
   Investment and other income                                                     40,645        36,692        65,948        66,173
   Net securities gains (losses)                                                   (2,091)       (3,292)          214       (12,298)
                                                                                ---------     ---------     ---------     ---------
                                                                                   87,458        70,317       144,357       127,884
                                                                                ---------     ---------     ---------     ---------
Expenses:
   Manufacturing cost of goods sold                                                10,201         9,140        19,150        17,432
   Wireless messaging network operating expenses                                    9,964          --           9,964          --
   Interest                                                                         7,473         8,922        14,272        17,510
   Salaries                                                                        10,406         9,660        19,478        20,228
   Selling, general and other expenses                                             34,474        35,439        70,754        76,338
                                                                                ---------     ---------     ---------     ---------
                                                                                   72,518        63,161       133,618       131,508
                                                                                ---------     ---------     ---------     ---------
       Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity
        in income (losses) of associated companies                                 14,940         7,156        10,739        (3,624)
Income taxes                                                                        2,493         2,632         1,007          (987)
                                                                                ---------     ---------     ---------     ---------
       Income (loss) from continuing operations before minority
        expense of trust preferred securities and equity in
        income (losses) of associated companies                                    12,447         4,524         9,732        (2,637)
Minority expense of trust preferred securities, net of taxes                       (1,380)       (1,380)       (2,761)       (2,761)
Equity in income (losses) of associated companies, net of taxes                     2,542        16,285        (7,148)       36,130
                                                                                ---------     ---------     ---------     ---------

       Income (loss) from continuing operations                                    13,609        19,429          (177)       30,732
Income from discontinued operations, net of taxes
 of $1,859 and $2,571, respectively for 2002                                        1,808         3,140         1,808         4,580
Gain on disposal of discontinued operations, net of taxes of $2,430                  --           4,512          --           4,512
                                                                                ---------     ---------     ---------     ---------

       Net income                                                               $  15,417     $  27,081     $   1,631     $  39,824
                                                                                =========     =========     =========     =========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                     $     .23     $     .35     $    --       $     .56
   Income from discontinued operations                                                .03           .06           .03           .08
   Gain on disposal of discontinued operations                                       --             .08          --             .08
                                                                                ---------     ---------     ---------     ---------
       Net income                                                               $     .26     $     .49     $     .03     $     .72
                                                                                =========     =========     =========     =========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                     $     .23     $     .35     $    --       $     .56
   Income from discontinued operations                                                .03           .06           .03           .08
   Gain on disposal of discontinued operations                                       --             .08          --             .08
                                                                                ---------     ---------     ---------     ---------
       Net income                                                               $     .26     $     .49     $     .03     $     .72
                                                                                =========     =========     =========     =========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2003 and 2002
(In thousands)
(Unaudited)



                                                                                                 2003              2002
                                                                                              ---------         ---------
Net cash flows from operating activities:
Net income                                                                                    $   1,631         $  39,824
Adjustments to reconcile net income to net cash provided by (used for) operations:
   Provision (benefit) for deferred income taxes                                                 (2,248)            4,299
   Depreciation and amortization of property, equipment and leasehold improvements               10,277             9,350
   Other amortization                                                                                82              (474)
   Provision for doubtful accounts                                                                5,500            11,440
   Net securities (gains) losses                                                                   (214)           12,298
   Equity in (income) losses of associated companies                                              7,148           (36,130)
   Distributions from associated companies                                                       22,129            36,470
   Gain on disposal of real estate, property and equipment, and other assets                    (13,950)          (11,859)
   Gain on disposal of discontinued operations                                                     --              (4,512)
   Investments classified as trading, net                                                        (9,446)           56,177
   Net change in:
      Trade and other receivables                                                                (6,072)            3,676
      Prepaids and other assets                                                                 (11,677)              546
      Trade payables and expense accruals                                                       (13,468)           (2,065)
      Other liabilities                                                                          (1,996)             (106)
      Income taxes payable                                                                        1,734           (44,246)
   Other                                                                                           (376)            1,489
   Net change in net assets of discontinued operations                                             --              (5,384)
                                                                                              ---------         ---------
      Net cash provided by (used for) operating activities                                      (10,946)           70,793
                                                                                              ---------         ---------

Net cash flows from investing activities:
Acquisition of real estate, property and equipment, and other assets                            (15,271)          (19,789)
Proceeds from disposals of real estate, property and equipment, and other assets                 13,829            44,875
Proceeds from sale of discontinued operations                                                      --              66,241
Cash acquired upon acquisition of WebLink                                                        21,459              --
Advances on loan receivables                                                                     (2,966)          (48,381)
Principal collections on loan receivables                                                        73,674            93,734
Advances on notes receivables                                                                      (400)             (650)
Collections on notes receivables                                                                 13,214                74
Investments in associated companies                                                             (11,390)           (1,506)
Purchases of investments (other than short-term)                                               (520,385)         (478,784)
Proceeds from maturities of investments                                                         140,405           324,449
Proceeds from sales of investments                                                              307,446            69,333
                                                                                              ---------         ---------
      Net cash provided by investing activities                                                  19,615            49,596
                                                                                              ---------         ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                        (138,697)           (7,794)
Issuance of long-term debt, net of issuance costs                                               211,049             6,145
Reduction of long-term debt                                                                      (2,548)           (8,163)
Purchase of common shares for treasury                                                              (61)              (98)
                                                                                              ---------         ---------
      Net cash provided by (used for) financing activities                                       69,743            (9,910)
                                                                                              ---------         ---------
Effect of foreign exchange rate changes on cash                                                     302               152
                                                                                              ---------         ---------
      Net increase in cash and cash equivalents                                                  78,714           110,631
Cash and cash equivalents at January 1,                                                         418,600           373,222
                                                                                              ---------         ---------
Cash and cash equivalents at June 30,                                                         $ 497,314         $ 483,853
                                                                                              =========         =========




             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2003 and 2002
(In thousands, except par value)
(Unaudited)



                                                    Series A
                                                    Non-Voting    Common                   Accumulated
                                                   Convertible    Shares     Additional       Other
                                                    Preferred     $1 Par       Paid-In    Comprehensive    Retained
                                                     Stock        Value       Capital      Income (Loss)   Earnings       Total
                                                   ----------    --------    ----------   -------------    --------      --------



Balance, January 1, 2002                           $   --        $ 55,318    $ 54,791       $ 14,662      $1,070,682    $1,195,453
                                                                                                                        ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
    investments                                                                                4,315                         4,315
   Net change in unrealized foreign exchange
    gain (loss)                                                                               14,209                        14,209
   Net change in unrealized gain (loss) on
    derivative instruments                                                                      (961)                         (961)
   Net income                                                                                                 39,824        39,824
                                                                                                                        ----------
    Comprehensive income                                                                                                    57,387
                                                                                                                        ----------
Exercise of options to purchase common shares                          29         615                                          644
Purchase of stock for treasury                                         (3)        (95)                                         (98)
                                                   --------      --------    --------       --------      ----------    ----------

Balance, June 30, 2002                             $   --        $ 55,344    $ 55,311       $ 32,225      $1,110,506    $1,253,386
                                                   ========      ========    ========       ========      ==========    ==========

Balance, January 1, 2003                           $ 47,507      $ 58,269    $154,260       $ 56,025      $1,218,464    $1,534,525
                                                                                                                        ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments                                                                              45,435                        45,435
   Net change in unrealized foreign exchange
     gain (loss)                                                                               4,468                         4,468
   Net change in unrealized gain (loss) on
     derivative instruments                                                                     (741)                         (741)
   Net income                                                                                                  1,631         1,631
                                                                                                                        ----------
     Comprehensive income                                                                                                   50,793
                                                                                                                        ----------
Conversion of convertible preferred shares into
   common shares                                    (47,507)        1,348      46,159                                        --
Exercise of options to purchase common shares                          22         500                                          522
Purchase of stock for treasury                                         (2)        (59)                                         (61)
                                                   --------      --------    --------       --------      ----------    ----------

Balance, June 30, 2003                             $   --        $ 59,637    $200,860       $105,187      $1,220,095    $1,585,779
                                                   ========      ========    ========       ========      ==========    ==========









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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income would not have been materially different from that reported.

2. Certain information concerning the Company's segments for the six and three month periods ended June 30, 2003 and 2002 is presented in the following table. Prior period amounts have been reclassified to exclude equity in income (losses) of associated companies from these captions.



                                                                                      For the Three Month        For the Six Month
                                                                                     Period Ended June 30,     Period Ended June 30,
                                                                                     ---------------------     ---------------------
                                                                                      2003         2002        2003          2002
                                                                                      ----         ----        ----          ----
                                                                                                      (In thousands)
Revenues:
   Banking and lending                                                             $  16,720    $  24,723    $  37,188    $  53,400
   Domestic real estate                                                               16,104       17,063       26,226       25,442
   Manufacturing                                                                      14,437       13,931       26,603       26,339
   Wireless messaging                                                                 20,128         --         20,128         --
   Other operations                                                                    8,105       10,723       15,175       18,301
   Corporate (a)                                                                      11,964        3,877       19,037        4,402
                                                                                   ---------    ---------    ---------    ---------
       Total consolidated revenues                                                 $  87,458    $  70,317    $ 144,357    $ 127,884
                                                                                   =========    =========    =========    =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income
 (losses) of associated companies:
   Banking and lending                                                             $   7,080    $   6,445    $  11,920    $  10,510
   Domestic real estate                                                                7,158        8,854        8,690        9,097
   Manufacturing                                                                       1,515        2,064        1,777        3,294
   Wireless messaging                                                                  3,182         --          3,182          --
   Other operations                                                                      (51)       2,514       (1,125)       2,806
   Corporate (a)                                                                      (3,944)     (12,721)     (13,705)     (29,331)
                                                                                   ---------    ---------    ---------    ---------
       Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
       securities and equity in income (losses) of associated companies            $  14,940    $   7,156    $  10,739    $  (3,624)
                                                                                   =========    =========    =========    =========

     (a) Includes a provision of $5,100,000 and $2,400,000 for the six and three month periods ended June 30, 2003, respectively, to write down the Company's investments in certain available for sale securities and its investment in a non-public security, and for the six and three month periods ended June 30, 2002, a provision of $19,700,000 and $14,700,000, respectively, to write down the Company's investments in certain available for sale securities and its equity in a non-public fund.

3. The Company accounts for its investment in Berkadia under the equity method of accounting. At June 30, 2003, the book value of the Company's equity investment in Berkadia was negative $48,400,000, which is included in other liabilities in the consolidated balance sheet. As more fully described in the 2002 10-K, the negative carrying amount results from Berkadia's distribution of loan related fees received and the Company's recognition in 2001 of its share of The FINOVA Group Inc.'s ("FINOVA") non-cash losses recorded by Berkadia, partially offset by the Company's share of Berkadia's income related to Berkadia's loan to FINOVA. The Company has guaranteed 10% of Berkadia's debt and, although the Company has no cash investment in Berkadia, it records its share of any losses recorded by Berkadia up to the amount of the guarantee. The total amount of the Company's guarantee was $120,000,000 as of August 5, 2003.

     For the six and three month periods ended June 30, 2003 and 2002, the Company's equity in the income of Berkadia consists of the following (in thousands):


                                                                                    For the Three Month        For the Six Month
                                                                                   Period Ended June 30,      Period Ended June 30,
                                                                                   ---------------------      ---------------------
                                                                                    2003           2002         2003           2002
                                                                                   -----          -----         ----           ----


Net interest spread on the Berkadia loan - 10% of total                            $ 1,100       $ 1,500       $ 2,400       $ 3,600
Amortization of Berkadia loan discount related to cash fees - 50% of total           1,300         5,100         9,700        12,200
Amortization of Berkadia loan discount related to FINOVA stock - 50% of total        2,100         8,100        15,200        19,300
                                                                                   -------       -------       -------       -------
       Equity in income of associated companies - Berkadia                         $ 4,500       $14,700       $27,300       $35,100
                                                                                   =======       =======       =======       =======

     The pace of actual and anticipated principal payments on the Berkadia Loan has slowed, resulting in a reduction in the amortization of the discount on the Berkadia Loan.

4. As more fully discussed in the Company's 2002 10-K, the Company owns 47.4% of the outstanding common shares of WilTel Communications Group, Inc. ("WilTel"). For the six and three month periods ended June 30, 2003, the Company recorded $57,100,000 and $22,300,000, respectively, of pre-tax losses from its investment in WilTel under the equity method of accounting. The Company has not recorded a related deferred tax benefit, as its ability to use the capital loss to reduce taxes due on capital gains in the future is uncertain.

     On August 12, 2003, the Company and WilTel announced an agreement in principle whereby WilTel will become a wholly owned subsidiary of the Company. The Company and WilTel intend to enter into a merger agreement that provides for a first-step exchange offer pursuant to which tendering WilTel stockholders will receive .4242 of a Leucadia common share for each share of WilTel common stock to be followed by a back-end merger for the same consideration as offered in the exchange offer. At this exchange ratio, if all of the publicly held WilTel shares are acquired by the Company, Leucadia would issue 11,156,460 common shares and the former public stockholders of WilTel would own approximately 15.8% of Leucadia. In addition, in the exchange offer and merger WilTel stockholders will receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if the Company sells substantially all of WilTel's assets prior to October 15, 2004 (which we have no plans to do) and the net proceeds exceed the price paid pursuant to this transaction.

     Consummation of this transaction is subject to the negotiation and execution of a definitive agreement, certain regulatory approvals and a non-waivable condition that the holders of at least a majority of the WilTel shares that are not beneficially owned by the Company and its affiliates have tendered and not withdrawn their shares in the exchange offer, as well as other customary conditions.

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



                                                                                                    June 30,
                                                                                                     2003
                                                                                                  -----------
     Investment in WilTel:
         Total revenues                                                                           $ 611,500
         Loss from continuing operations before extraordinary items                               $(119,900)
         Net loss                                                                                 $(119,900)
         The Company's equity in net loss                                                         $ (57,100)


                                                                                                    June 30,      June 30,
                                                                                                     2003           2002
                                                                                                  -----------     ---------
     Investment in Berkadia:
         Total revenues                                                                           $  80,500       $ 138,900
         Income from continuing operations before extraordinary items                             $  68,100       $  99,400
         Net income                                                                               $  68,100       $  99,400
         The Company's equity in net income                                                       $  27,300       $  35,100

     Investment in Olympus Re Holdings, Ltd.:
         Total revenues                                                                           $ 209,900       $  88,000
         Income from continuing operations before extraordinary items                             $  90,100       $  46,200
         Net income                                                                               $  90,100       $  46,200
         The Company's equity in net income                                                       $  22,500       $   9,400



     In June 2003, the Company sold 567,574 common shares of Olympus Re to Olympus Re for total proceeds of $79,500,000, which were received in July 2003. The Company recognized a $1,500,000 gain on the sale which is reflected in other income. The shares were tendered to Olympus Re as part of a tender offer available to all of its shareholders. After completion of the tender, the Company's interest in Olympus Re declined from 25% to 16.1%. The Company will continue to account for this investment under the equity method of accounting based upon the Company's ability to exercise significant influence.

6.   In  December   2002,   the  Company   completed  a  private   placement  of
     approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The private placement included 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock that were mandatorily convertible into 1,347,720 common shares within 90 days of issuance. Such shares were converted into common shares in March 2003.

7. In June 2003, the Company sold $200,000,000 principal amount of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. On July 15, 2003, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which each holder of privately placed senior notes will have the opportunity to exchange those notes for registered 7% Senior Notes due 2013 having substantially identical terms. The registration statement has not yet been declared effective. In August 2003, the Company sold $25,000,000 principal amount of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount.

8. A summary of accumulated other comprehensive income (loss) at June 30, 2003 and December 31, 2002 is as follows (in thousands):



                                                                             June 30,           December 31,
                                                                               2003                 2002
                                                                               ----               -------

          Net unrealized gains on investments                               $ 103,447            $ 58,012
          Net unrealized foreign exchange gains (losses)                        4,231                (237)
          Net unrealized losses on derivative instruments                      (2,491)             (1,750)
                                                                            ---------            --------
                                                                            $ 105,187            $ 56,025
                                                                            =========            ========

9. Included in investment and other income is income (charges) of $700,000 and $(900,000), for the six and three month periods ended June 30, 2003, respectively, and charges of $1,000,000 and $3,700,000 for the six and three month periods ended June 30, 2002, respectively, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133").

10. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 59,624,000 and 55,328,000 for the six month periods ended June 30, 2003 and 2002, respectively, and 59,630,000 and 55,336,000 for the three month periods ended June 30, 2003 and 2002, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 59,624,000 and 55,642,000 for the six month periods ended June 30, 2003 and 2002, respectively, and 60,069,000 and 55,694,000 for the three month periods ended June 30, 2003 and 2002, respectively. For the six month period ended June 30, 2003, options and warrants to purchase approximately 407,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share, as those options and warrants were antidilutive. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred Shares are treated as common shares and are included in the weighted average share calculations for basic and diluted per share computations for 2003.

11. Cash paid for interest and income taxes (net of refunds) was $14,200,000 and $3,300,000, respectively, for the six month period ended June 30, 2003 and $17,800,000 and $37,300,000, respectively, for the six month period ended June 30, 2002.

12. In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. WebLink, a privately held company, is in the wireless messaging industry, providing wireless data services and traditional paging services. Pursuant to the agreement, the Company acquired outstanding secured notes of WebLink with a principal amount of $36,500,000 (representing 94% of the total outstanding debt). In April
     2003, upon receipt of approval from the FCC, the Company acquired approximately 80% of the outstanding common stock of WebLink. The Company has consolidated WebLink's financial condition and results of operations from the date FCC approval was received.

13. In April 2003, the Company entered into an agreement with a third party (the "Seller") to acquire certain businesses of Integrated Health Services, Inc. ("IHS"), a company undergoing reorganization proceedings under chapter 11 of the Bankruptcy Code. The businesses to be acquired are primarily engaged in the provision of physical, occupational, speech and respiratory therapy services, and are operated by subsidiaries of Symphony Health Services, Inc. ("Symphony"). The purchase price is approximately $50,000,000, including expenses, and is subject to certain working capital and other adjustments. Closing of the transaction is subject to acquisition by the Seller of the Symphony businesses from IHS, which is expected to close during the third quarter of 2003.

14. In connection with the 1997 sale of the property and casualty insurance business of the Colonial Penn Insurance Company, the Company provided the purchaser with a bank issued $100,000,000 non-cancelable letter of credit to collateralize certain indemnification obligations. In May 2003, the Company was released from its indemnification obligation (without any payment) and the letter of credit was returned and cancelled. Accordingly, the bank released cash and marketable securities of $167,100,000, which had been left on deposit to collateralize the letter of credit.

     In an unrelated matter, the Company also settled certain other tax payment responsibilities during the second quarter of 2003 with the purchaser of Colonial Penn Insurance Company. Income from discontinued operations for the 2003 periods consists of a payment from the purchaser to reimburse the Company for tax payments previously made.

15. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into and modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As a result of the implementation of SFAS 150, the Company will classify its trust issued preferred securities as liabilities in the third quarter of 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is currently reviewing the impact of the implementation of FIN 46, which may result in the consolidation of certain entities that are not currently consolidated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10-K.

                         Liquidity and Capital Resources

For the six month period ended June 30, 2003, net cash was used for operations principally as a result of an increase in the Company's investment in the trading portfolio, lower investment income on corporate investments, and payment of corporate interest and overhead expenses. For the six month period ended June 30, 2002, net cash was provided by operations principally as a result of a reduction to the Company's investment in the trading portfolio and distributions from associated companies partially offset by the payment of income taxes.

As of June 30, 2003, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $1,115,200,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $687,500,000 (62%), the equity investment in White Mountains Insurance Group, Ltd. of $148,100,000 (13%) (which can be sold privately or otherwise in compliance with the securities laws and is subject to a registration rights agreement) and other publicly traded debt and equity securities aggregating $279,600,000 (25%).

As a result of principal  payments by FINOVA to Berkadia,  as of August 5, 2003,
the   Company's   guarantee  of   Berkadia's   financing  has  been  reduced  to
$120,000,000.

In December 2002, the Company completed a private placement of approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The private placement included 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock that were mandatorily convertible into 1,347,720 common shares within 90 days of issuance. Such shares were converted into common shares in March 2003.

In June 2003, the Company sold $200,000,000 principal amount of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. The net cash proceeds from the sale of the notes will be used for general corporate purposes. On July 15, 2003, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which each holder of privately placed senior notes will have the opportunity to exchange those notes for registered 7% Senior Notes due 2013 having substantially identical terms. The registration statement has not yet been declared effective. In August 2003, the Company sold $25,000,000 principal amount of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount.

The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $284,400,000 and $373,600,000 at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, 51% were loans to individuals generally collateralized by automobiles; 42% were loans to consumers, substantially all of which were collateralized by real or personal property; 4% were loans to small businesses; and 3% were unsecured loans. The banking and lending segment is no longer making consumer loans and is in the process of liquidating its remaining portfolio. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers. The Company intends to use the cash flows generated from its loan portfolios to retire these deposits as they mature, which the Company expects will be substantially complete by the end of 2005. The Company's customer banking deposits totaled $253,100,000 and $392,900,000 as of June 30, 2003 and December 31, 2002, respectively.

As disclosed in the 2002 10-K, the Company's national bank subsidiary, American Investment Bank, ("AIB") stopped originating new subprime automobile loans in September 2001, and the Company's banking and lending segment ceased originating all other consumer loans in January 2003. The FDIC and Office of the Comptroller of the Currency ("OCC") have supported these actions taken with respect to the sub-prime portfolio. However, effective February 2003, AIB entered into a formal agreement with the OCC, agreeing to develop a written

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

strategic plan subject to prior OCC approval for the continued operations of AIB, to continue to maintain certain risk-weighted capital levels, to obtain prior approval before paying any dividends, to provide certain monthly reports and to comply with certain other criteria. In May 2003, the OCC approved AIB's strategic plan. AIB will also be unable to accept brokered deposits during the period the agreement remains in effect. In the event AIB fails to comply with the agreement, the OCC would have the authority to assert formal charges and seek other statutory remedies and AIB may also be subject to civil monetary penalties. AIB is complying with the agreement and, given that it has ceased all lending activities, the agreement is not expected to have a significant impact on its operations. However, no assurance can be given that other regulatory actions will not be taken.

In April 2003, the Company entered into an agreement with a third party (the "Seller") to acquire certain businesses of Integrated Health Services, Inc. ("IHS"), a company undergoing reorganization proceedings under Chapter 11 of the Bankruptcy Code. The businesses to be acquired are primarily engaged in the provision of physical, occupational, speech and respiratory therapy services, and are operated by subsidiaries of Symphony Health Services, Inc. ("Symphony"). The purchase price is approximately $50,000,000, including expenses, and is subject to certain working capital and other adjustments. Closing of the transaction is subject to acquisition by the Seller of the Symphony businesses from IHS, which is expected to close during the third quarter of 2003.

In June 2003, the Company sold 567,574 common shares of Olympus Re to Olympus Re for total proceeds of $79,500,000, which were received in July 2003. The shares were tendered to Olympus Re as part of a tender offer available to all of its shareholders. After completion of the tender, the Company's interest in Olympus Re declined from 25% to 16.1%.

As more fully discussed in the Company's 2002 10-K, the Company owns 47.4% of the outstanding common shares of WilTel Communications Group, Inc. ("WilTel"). For the six and three month periods ended June 30, 2003, the Company recorded $57,100,000 and $22,300,000, respectively, of pre-tax losses from its investment in WilTel under the equity method of accounting. The Company has not recorded a related deferred tax benefit, as its ability to use the capital loss to reduce taxes due on capital gains in the future is uncertain.

On August 12, 2003, the Company and WilTel announced an agreement in principle whereby WilTel will become a wholly owned subsidiary of the Company. The Company and WilTel intend to enter into a merger agreement that provides for a first-step exchange offer pursuant to which tendering WilTel stockholders will receive .4242 of a Leucadia common share for each share of WilTel common stock to be followed by a back-end merger for the same consideration as offered in the exchange offer. At this exchange ratio, if all of the publicly held WilTel shares are acquired by the Company, Leucadia would issue 11,156,460 common shares and the former public stockholders of WilTel would own approximately 15.8% of Leucadia. In addition, in the exchange offer and merger WilTel stockholders will receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if the Company sells substantially all of WilTel's assets prior to October 15, 2004 (which we have no plans to do) and the net proceeds exceed the price paid pursuant to this transaction.

Consummation of this transaction is subject to the negotiation and execution of a definitive agreement, certain regulatory approvals and a non-waivable condition that the holders of at least a majority of the WilTel shares that are not beneficially owned by the Company and its affiliates have tendered and not withdrawn their shares in the exchange offer, as well as other customary conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

                              Results of Operations

                  The 2003 Periods Compared to the 2002 Periods

Finance revenues, which reflect the level and mix of consumer instalment loans, decreased in the six and three month periods ended June 30, 2003 as compared to the similar periods in 2002 due to fewer average loans outstanding. Average loans outstanding were $325,400,000 and $288,600,000 for the six and three month periods ended June 30, 2003, respectively, as compared to $474,300,000 and $457,800,000, respectively, during the six and three month periods ended June 30, 2002. This decline was primarily due to the Company's decision in September 2001 to stop originating subprime automobile loans. Although finance revenues decreased in the 2003 periods as compared to the same periods in 2002, pre-tax results for the six and three month periods ended June 30, 2003 increased primarily due to a reduction in interest expense, resulting from reduced customer banking deposits and lower interest rates thereon, of $4,600,000 and $2,300,000, respectively, a decline in the provision for loan losses of $6,200,000 and $3,400,000, respectively, and lower salaries expense and operating and other costs resulting from the segment's restructuring efforts.

In the six and three month periods ended June 30, 2003, the banking and lending segment's provision for loan losses decreased as compared to the same periods in 2002 primarily due to the decline in loans outstanding and lower net charge-offs. At June 30, 2003, the allowance for loan losses for the Company's entire loan portfolio was $24,800,000 or 8.7% of the net outstanding loans, as compared to $31,800,000 or 8.5% of the net outstanding loans at December 31, 2002. The Company believes its loss experience reflects the difficulties experienced by subprime borrowers in the current economy.

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

Pre-tax results for the banking and lending segment include income (charges) of $2,300,000 and $1,300,000 for the six month periods ended June 30, 2003 and 2002, respectively, and $600,000 and $(500,000) for the three month periods ended June 30, 2003 and 2002, respectively, resulting from mark-to-market changes on its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133 and, therefore, are not accounted for as hedges.

Revenues from domestic real estate modestly changed in the 2003 periods as compared to the 2002 periods as increased revenues from the Company's Hawaiian hotel were tempered by lower gains from property sales and for the six month 2003 period, lower rent income, largely due to the sale of two shopping centers during 2002. The decline in pre-tax income for the 2003 periods results from the changes in revenues as well as greater operating and other costs principally related to the Hawaiian hotel.

Manufacturing revenues were largely unchanged for the six and three month periods ended June 30, 2003 as compared to the same periods in 2002 as declines principally in the carpet padding and agricultural markets were largely offset by increases in the construction and consumer products markets. Gross profit and pre-tax results for the 2003 periods declined as compared to the 2002 periods primarily due to higher raw material costs.

In April 2003, upon receipt of approval from the FCC, the Company acquired approximately 80% of the outstanding common stock of WebLink Wireless, Inc. ("WebLink"), a private company engaged in the wireless messaging industry. The Company has consolidated WebLink's financial condition and results of operations from the date FCC approval was received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The wireless messaging industry has been in decline for the last several years, with units in service for traditional paging services experiencing steady declines and growth in telemetry applications and 2-way messaging not meeting expectations. WebLink has continued to experience erosion in revenues since the Company's acquisition; however, cost reduction programs have enabled the company to maintain profitability. While there appears to be a base level of demand for products offered by WebLink and its competitors, it does not appear to be sufficient to support all of the industry's participants, and the Company believes that an industry consolidation is likely. From the date of acquisition through June 30, 2003, WebLink's revenues totaled $20,100,000, gross profit was $10,100,000 or 50.4% and pre-tax income was $3,200,000.

Investment and other income increased in the 2003 periods principally due to $4,900,000 relating to the favorable resolution of value added tax assessments, greater income related to accounting for the market values of the Company's derivative financial instruments and the gain on sale of Olympus Re, as discussed above. These increases were partially offset by lower revenues from the Company's winery operations, lower foreign exchange gains and for the six month 2003 period, by a reduction in investment income.

Equity in income (losses) of associated companies includes the following (in thousands):



                                                                         For the Three Month                 For the Six Month
                                                                        Period Ended June 30,              Period Ended June 30,
                                                                        ---------------------              ---------------------
                                                                        2003             2002              2003               2002
                                                                      --------          -------          --------           -------

Berkadia                                                              $  4,500          $ 14,700          $ 27,300          $ 35,100
Olympus Re Holdings, Ltd.                                               10,200             6,500            22,500             9,400
WilTel                                                                 (22,300)             --             (57,100)              --
Jefferies Partners Opportunity Fund II, LLC                              3,400             3,800             6,900             8,400
Other                                                                   20,200               100            20,500             2,700
                                                                      --------          --------          --------          --------
   Pre-Tax                                                              16,000            25,100            20,100            55,600
Income tax expense                                                      13,500             8,800            27,200            19,500
                                                                      --------          --------          --------          --------
   Equity in income (losses), net of taxes                            $  2,500          $ 16,300          $ (7,100)         $ 36,100
                                                                      ========          ========          ========          ========

The decrease in income from Berkadia results from a slowing of the pace of actual and anticipated principal payments on the Berkadia Loan to FINOVA, causing a reduction in the amortization of the discount on the Berkadia Loan. The book value of the Company's equity investment in Berkadia was negative $48,400,000 and negative $72,100,000 at June 30, 2003 and December 31, 2002, respectively. The negative carrying amount principally results from Berkadia's distribution of loan related fees received and the Company's recognition in 2001 of its share of FINOVA's losses under the equity method of accounting. This negative carrying amount is being amortized into income over the term of the Berkadia Loan, and effectively represents an unamortized discount on the Berkadia Loan.

The Company's investment in Olympus Re was made in December 2001, when Olympus Re commenced its operations as a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. The Company's share of its earnings has increased in 2003, reflecting the growth in Olympus Re's premium revenues during its second year of operation. As discussed above, subsequent to a tender offer for its shares in June 2003, the Company's interest in Olympus Re has declined from 25% to 16.1%.

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

The remainder of the increase in equity income from associated companies in the 2003 periods includes increased income of $12,200,000 and $13,700,000 for the six and three month periods, respectively, from the Company's investment in a limited partnership that invests primarily in securities and other obligations of highly leveraged, distressed and out of favor companies. In addition, other equity income in associated companies includes $7,100,000 and $7,800,000 for the six and three month periods, respectively, from the Company's equity investment in HomeFed Corporation, as further described in the 2002 10-K.

Net securities gains (losses) for the six and three month periods ended June 30, 2003 include a provision of $5,100,000 and $2,400,000, respectively, to write down the Company's investments in certain available for sale securities and its investment in a non-public security, and for the six and three month periods ended June 30, 2002, a provision of $19,700,000 and $14,700,000, respectively, to write down the Company's investments in certain available for sale securities and its equity investment in a non-public fund.

The decline in interest expense in the six and three month periods ended June 30, 2003 as compared to the same periods in 2002 primarily reflects lower interest expense at the banking and lending segment due to reduced customer banking deposits and lower interest rates thereon, partially offset by increased interest expense relating to the 7% Senior Notes that the Company issued in June 2003.

Salaries expense in the 2003 periods includes $3,500,000 related to WebLink, which became a subsidiary of the Company in April 2003. Salaries expense for the 2003 periods also reflect reductions related to the Company's banking and lending segment, which has ceased lending activity as discussed above, and decreased expenses related to certain executive incentive plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Selling, general and other expenses in the 2003 periods include amounts related to WebLink since its acquisition of $3,400,000. Selling, general and other expenses also reflect decreases in the 2003 periods primarily due to lower provisions for loan losses and operating and other costs relating to the banking and lending operations.

Income taxes for the 2003 periods differ from the expected statutory federal rate principally due to the exclusion of the income related to the favorable resolution of value added tax assessments discussed above.

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

Item 4.   Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote of shareholders at the Company's 2003 Annual Meeting of Shareholders held on May 13, 2003.

          a)   Election of directors.

                                                                                Number of Shares
                                                                                ----------------
                                                                          For                  Withheld
                                                                          ---                  --------

               Ian M. Cumming                                        54,910,988                   307,615
               Paul M. Dougan                                        54,900,826                   317,777
               Lawrence D. Glaubinger                                54,912,630                   305,973
               James E. Jordan                                       54,913,262                   305,341
               Jesse Clyde Nichols, III                              54,910,802                   307,801
               Joseph S. Steinberg                                   54,910,714                   307,889

          b)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2003.

               For                                                   53,854,179
               Against                                                1,319,368
               Abstentions                                               45,056
               Broker non votes                                           --

           c)  Approval of the Senior Executive Annual Incentive Bonus Plan.

               For                                                   53,565,026
               Against                                                1,357,754
               Abstentions                                              295,823
               Broker non votes                                           --

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits.

               31.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of  President  pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               31.3 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of  President  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.3 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.


          b)   Reports on Form 8-K.

               The Company filed current reports on Form 8-K dated May 12, 2003, May 15, 2003, June 3, 2003, June 4, 2003, and June 11, 2003 which set forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          LEUCADIA NATIONAL CORPORATION
                                               (Registrant)




Date:  August 13, 2003                       By: /s/ Barbara L. Lowenthal
                                                 ----------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                  Exhibit Index



               31.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of  President  pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               31.3 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of  President  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.3 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.