Form 10-K/A
period 2002-12-31
LEUCADIA NATIONAL CORP
filed 2003-08-19
CIK 96223

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 Amendment No. 1

                             ----------------------

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

                              315 PARK AVENUE SOUTH
                            NEW YORK, NEW YORK 10010
                                 (212) 460-1900
               (Address, Including Zip Code, and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
       Title of Each Class                       on Which Registered
 COMMON SHARES, PAR VALUE $1 PER SHARE           NEW YORK STOCK EXCHANGE
                                                 PACIFIC EXCHANGE, INC.

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

 ===============================================================================

NY2:\1304931\02\ryw302!.DOC\76830.0001

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal upon ended December 31, 2002:


Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------       -----------------------------------------------------------------
(a)(1)(2)      Financial Statements and Schedules.

               Report of Independent Accountants........................................................................   F-1
               Financial Statements:
                  Consolidated Balance Sheets at December 31, 2002 and 2001.............................................   F-2
                  Consolidated Statements of Operations for the years ended December 31,  2002, 2001 and
                     2000 ..............................................................................................   F-3
                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
                     2000 ..............................................................................................   F-4
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended
                     December 31, 2002, 2001 and 2000...................................................................   F-6

                  Notes to Consolidated Financial Statements............................................................   F-7

               Financial Statement Schedule:

                  Schedule II - Valuation and Qualifying Accounts.......................................................   F-36


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

                    Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 29, 2000 (filed as Exhibit
                    10.18 to the 2000 10-K).

                    Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).

                    Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as
                    Exhibit 10.28 to the 2001 10-K).

                    Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 27, 2001 (filed as Exhibit
                    10.29 to the 2001 10-K).

                    Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 16, 2002 (filed as Exhibit
                    10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

(b) Reports on Form 8-K.
    -------------------

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

----------------------------
* Incorporated by reference.

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

----------------------------
* Incorporated by reference.

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

----------------------------
* Incorporated by reference.

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

           10.35 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K). * 10.36 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the WilTel October 24, 2002 8-K). *

           10.37 Share Purchase Agreement, dated April 17, 2002 between LUK Fidei L.L.C. and Hampton Trust PLC (previously filed).

           10.38 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Century Consolidated SA (previously filed).

           10.39 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002). *

----------------------------
* Incorporated by reference.

           10.40 Second Amended and Restated Berkadia LLC Operating Agreement, dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation (previously filed).

           10.41 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in Schedule I thereto (previously filed).

           10.42 Deferred Compensation Agreement between the Company and Mark Hornstein dated as of December 26, 2002 (previously filed).

           21       Subsidiaries of the registrant (previously filed).

           23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434),
                    Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682), Form S-8 (File No. 33-61718), Form S-8 (File No.
                    333-51494) and Form S-4 (File No. 333-86018) (previously
                    filed).

           23.2 Independent Auditors' Consent from PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                    33-61682), Form S-8 (No. 33-61718), Form S-8 (No. 333-51494)
                    and Form S-4 (No. 333-86018) (previously filed).

           23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                    S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
                    S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form S-4
                    (No. 333-86018) (previously filed).

           23.4 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of The FINOVA Group Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                    33-61682), Form S-8 (No. 33-61718), Form S-8 (No. 333-51494)
                    and Form S-4 (No. 333-86018) (filed herewith).

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


----------------------------
* Incorporated by reference.

           32.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (d) Financial statement schedules.
                -----------------------------

                     (1) Berkadia LLC financial statements as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from inception, February 26, 2001, to December 31, 2001 (previously filed).

                     (2) Olympus Re Holdings, Ltd. combined financial statements as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from date of incorporation, December 3, 2001 to December 31, 2001 (previously filed).

                     (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 (filed with The FINOVA Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
                          2002). *



----------------------------
* Incorporated by reference.

                                   SIGNATURES

                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEUCADIA NATIONAL CORPORATION


August 19, 2003                            By:  /s/  Barbara L. Lowenthal
                                              ----------------------------------
                                               Barbara L. Lowenthal
                                               Vice President and Comptroller