Form 10-K/A
period 2002-12-31
LEUCADIA NATIONAL CORP
filed 2003-09-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                   FORM 10-K/A
                                 Amendment No. 2
                             ______________________
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2002
                                       or
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                     New York                           13-2615557
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
      of Incorporation or Organization)


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

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2002:

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------    -----------------------------------------------------------------

(a)(1)(2)   Financial Statements and Schedules.

            Report of Independent Accountants............................................................F-1
            Financial Statements:
              Consolidated Balance Sheets at December 31, 2002 and 2001..................................F-2
              Consolidated Statements of Operations for the years ended December 31,  2002, 2001 and
                 2000....................................................................................F-3
              Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
                 2000....................................................................................F-4
              Consolidated Statements of Changes in Shareholders' Equity for the years ended
                 December 31, 2002, 2001 and 2000........................................................F-6
              Notes to Consolidated Financial Statements.................................................F-7

            Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts............................................F-36

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


---------------------------
* Incorporated by reference.

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

---------------------------
* Incorporated by reference.

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

---------------------------
* Incorporated by reference.

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

      10.29 Deferred  Compensation   Agreement  between  the  Company  and  Mark
            Hornstein dated as of December 27, 2001 (filed as Exhibit 10.29 to the 2001 10-K).*

      10.30 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc. ("TWC"), Williams Communications Group, Inc. ("WCG"), CG Austria, Inc., the official committee of unsecured creditors and the Company (filed as Exhibit 99.2 to the Current Report on Form 8-K of WCG dated July 31, 2002 (the "WCG July 31, 2002 8-K")).*

      10.31 Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, Williams Communications, LLC ("WCL") (filed as Exhibit 99.4 to the WCG July 31, 2002 8-K).*

      10.32 First Amendment, made as of September 30, 2002, to the Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.4 to the Current Report on Form 8-K of WCG dated October 24, 2002 (the "WilTel October 24, 2002 8-K")).*

      10.33 Second Amendment, made as of October 15, 2002, to the Investment Agreement, dated as of July 26, 2002, as amended on September 30, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.5 to the WilTel October 24, 2002 8-K).*

      10.34 Purchase and Sale Agreement, dated as of July 26, 2002, by and between TWC and the Company (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated July 31, 2002).*

      10.35 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K).*

      10.36 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as
            Exhibit 99.3 to the WilTel October 24, 2002 8-K).*

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


---------------------------
* Incorporated by reference.

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

      23.5 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC for the year ended December 31, 2002 and with respect to the incorporation by reference in the Company's Registration Statements (No. 2-84303) on Form S-8, (No. 33-6054) on Form S-8 and S-3, (No. 33-26434) on
            Form S-8 and S-3, (No. 33-30277) on Form S-8 and S-3, (No. 33-61682)
            on Form S-8, (No. 33-61718) on Form S-8, (No. 333-51494) on Form S-8
            and (No. 333-86018) on form S-4 (filed herewith)

      23.6 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion through incorporation by reference in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC for the two years ended December 31, 2001 and the period from May 20, 1999 through December 31, 1999 and with respect to the incorporation by reference in the Company's Registration Statements (No. 2-84303) on Form S-8, (No. 33-6054) on Form S-8 and S-3, (No. 33-26434) on Form S-8 and S-3, (No. 33-30277)
            on Form S-8 and S-3, (No.  33-61682) on Form S-8, (No.  33-61718) on
            Form S-8, (No.  333-51494)  on Form S-8 and (No.  333-86018) on Form
            S-4 (filed herewith).

      31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

---------------------------
* Incorporated by reference.

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

      (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 (filed with The FINOVA Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
            2002).*

      (4) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2002 and for the year ended December 31, 2002 (provided herewith) and as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (filed with the 2001 10-K*).


---------------------------
* Incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         LEUCADIA NATIONAL CORPORATION


September 9, 2003                        By:  /s/ Barbara L. Lowenthal
                                         ----------------------------
                                              Barbara L. Lowenthal
                                              Vice President and Comptroller

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC
(SEC Identification No. 8-51771)

Financial Statements and Supplementary Information

December 31, 2002

(With Independent Auditors' Report Thereon and Supplemental Report on Internal Control)

These financial statements and schedule should be deemed confidential pursuant to Subparagraph (e)(3) of Rule 17a-5.
A statement of financial condition bound separately has been filed with the Securities and Exchange Commission simultaneously herewith as a public document.

Independent Auditors' Report


The Members
Jefferies Partners Opportunity Fund II, LLC:


We have audited the accompanying statement of financial condition of Jefferies Partners Opportunity Fund II, LLC (the "Fund") as of December 31, 2002, and the related statements of earnings, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Partners Opportunity Fund II, LLC as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The information contained in the schedule is presented for purposes of additional analysis and is not a required part of the financial statements, but is supplementary information required by Rule 17a-5 under the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.


                                                /s/ KPMG LLP


January 24, 2003, except as to Note 8
of the notes to the financial statements, which is as of February 14, 2003.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Statement of Financial Condition

December 31, 2002


Assets

Cash and cash equivalents                                    $ 51,922,332
Receivable from affiliated brokers and dealers                  8,674,598
Securities owned                                              106,371,906
Other assets                                                    1,505,781

Total assets                                                 $168,474,617


Liabilities and Members' Equity

Securities sold, not yet purchased                           $  1,907,586
Payable to affiliated brokers and dealers                      16,274,366
Payable to Jefferies & Company, Inc.                              540,078
Accrued expenses and other liabilities                            102,347

Total liabilities                                              18,824,377

Members' equity:
Members' capital, net                                         126,255,099
Retained earnings                                              23,395,141

Total members' equity                                         149,650,240

Total liabilities and members' equity                        $168,474,617


See accompanying notes to financial statements.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Statement of Earnings

Year ended December 31, 2002


Revenues:
Principal transactions (net of direct trading expenses)       $17,644,923
Interest                                                        6,917,318

Total revenues                                                 24,562,241

Expenses:
General and administrative                                      1,070,544
Management fee                                                  1,046,280
Interest                                                          655,445

Total expenses                                                  2,772,269

Net earnings                                                  $21,789,972


See accompanying notes to financial statements.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Statement of Changes in Members' Equity

Year ended December 31, 2002



                                                                                              Total
                                                         Members'            Retained        members'
                                                       capital, net           earnings       equity


Balance, December 31, 2001                          $    126,255,099        42,067,489     168,322,588

Distributions                                                --            (40,462,320)    (40,462,320)

Net earnings                                                 --             21,789,972      21,789,972

Balance, December 31, 2002                          $    126,255,099        23,395,141     149,650,240


See accompanying notes to financial statements.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Statement of Cash Flows

Year ended December 31, 2002


Cash flows from operating activities:
Net earnings                                                      $ 21,789,972

Changes in assets and liabilities:
Amortization of financing costs                                        107,644
Decrease in receivable from affiliated brokers and dealers           3,475,010
Decrease in securities owned                                        18,702,934
Decrease in other assets                                               277,550
Increase in securities sold, not yet purchased                         255,298
Decrease in payable to affiliated brokers and dealers               (1,619,104)
Decrease in payable to Jefferies & Company, Inc.                      (361,781)
Increase in accrued expenses and other liabilities                      12,185

                                                                    20,849,736

Net cash provided by operating activities                           42,639,708

Cash flows from financing activities:
Proceeds from bank loans                                            16,400,000
Repayment of bank loans                                            (16,400,000)
Distributions                                                      (40,462,320)

Net cash used in financing activities                              (40,462,320)

Net increase in cash and cash equivalents                            2,177,388

Cash and cash equivalents at beginning of year                      49,744,944

Cash and cash equivalents at end of year                          $ 51,922,332

Supplemental disclosures of cash flow information - Cash paid
during the year for interest                                      $    719,280


See accompanying notes to financial statements.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Notes to Financial Statements

December 31, 2002


(1) Summary of Significant Accounting Policies

Jefferies Partners Opportunity Fund II, LLC (the "Fund") is a Delaware limited liability company. The Fund commenced operations on January 19, 2000. The investment objective of the Fund is to generate returns for its members by making, holding, and disposing of a diverse portfolio of primarily below investment grade debt and equity investments. The Fund was established to offer members the opportunity to participate in the trading, investment, and brokerage activities of the High Yield Department of Jefferies & Company, Inc. ("Jefferies"). The Fund employs a trading and investment strategy substantially similar to that historically employed by Jefferies' High Yield Department. The Fund acquires, actively manages, and trades a diverse portfolio of primarily non-investment grade investments consisting of the following three asset groups:
High Yield Debt, Special Situation Investments, and, to a lesser extent, Bank Loans. The Fund has appointed Jefferies to serve as manager to the Fund (the "Manager"). The Fund participates in the trading and investment activities of the High Yield Department on a pari passu basis with Jefferies. To permit such participation, the Fund has been registered as a broker dealer under the Securities Exchange Act of 1934 and with the National Association of Securities Dealers.

The Fund will be in effect until January 18, 2007, unless extended for up to three successive one-year terms by the vote of the Manager and a majority of the member interests.

The Fund, in connection with its activities as a broker dealer, does not hold funds or securities for customers. Accordingly, the computation for determination of reserve requirements pursuant to Rule 15c3-3 has been omitted.

(a) Cash and Cash Equivalents

Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and generally mature within 90 days. At December 31, 2002, such cash equivalents amounted to $50,687,097.

(b) Fair Value of Financial Instruments

Substantially all of the Fund's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed, and certain receivables, are carried at fair value or contracted amounts which approximate fair value due to the short period to maturity. Similarly, liabilities, including certain payables, are carried at amounts approximating fair value. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated by using various sources of information, including quoted prices for comparable securities.

(c) Securities Transactions

The Fund records its securities transactions on a trade-date basis.

Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions in the statement of earnings.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Notes to Financial Statements

December 31, 2002


(d) Contributions

Capital contributions are recorded net of placement fees. Each member is charged a one-time placement fee of 1% of gross contributions.

(e) Federal and State Income Taxes

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

(2) Receivable from, and Payable to, Brokers and Dealers

The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 2002:

Receivable from brokers and dealers:
Securities borrowed                                        $   324,780
Other                                                        8,349,818

                                                           $ 8,674,598

Payable to brokers and dealers - other                     $16,274,366

The Fund borrows securities to cover short sales, from which the Fund derives interest revenue. Receivable from, and payable to, brokers and dealers are with affiliates. See note 5.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Notes to Financial Statements

December 31, 2002


(3) Securities Owned and Securities Sold, Not Yet Purchased

The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2002:

                                                                Securities sold,
                                              Securities            not yet
                                                owned             purchased

Corporate debt securities                    $  92,563,394       1,907,586
Corporate equity securities                     13,808,512          --

                                             $ 106,371,906       1,907,586

(4) Revolving Credit Facility

In June 2002, the Fund entered into a revolving credit facility agreement to be used in connection with the Fund's investing activities. At December 31, 2002, $85,200,000 was available under the terms of the revolving credit facility agreement. The revolving credit facility expires June 2003, but provides for annual extensions. Advances under this facility bear interest at lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. For the year ended December 31, 2002, the Fund was charged a liquidity fee of $323,937, a program fee of $112,570, and an administrative fee of $2,360, which are included in interest expense. During the year ended December 31, 2002, the Fund borrowed, and subsequently repaid, $16,400,000 under the revolving credit facility. For the year ended December 31, 2002, the Fund was charged interest of $216,578 on balances borrowed under the revolving credit facility. At December 31, 2002, there was no outstanding balance under the revolving credit facility.

The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. Net unamortized costs of $439,548 are included in other assets. Amortization expense of $107,644 is included in general and administrative expenses.

(5) Related Party Transactions

Included in members' capital is an investment in the Fund by Jefferies of $27,159,268. Additionally, Jefferies, in its capacity as Manager, contributed $1,000 of capital for the right to participate in 20% of the Fund's earnings in excess of an 8% preferred return paid to the members.

Included in receivable from brokers and dealers is $8,349,818 due from Jefferies and $324,780 due from Helfant Group, Inc., an affiliate of Jefferies.

Included in interest income is $7,000 received from Helfant Group, Inc. related to stock borrow transactions.

Included in payable to brokers and dealers is $16,274,366 due to Jefferies.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Notes to Financial Statements

December 31, 2002


Payable to Jefferies of $540,078 is for amounts due for direct trading expenses and general and administrative expenses. Direct trading expenses of $7,143,763 are net against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. Reimbursed expenses of $791,839 are included in general and administrative expenses.

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

(b) Credit Risk

In the normal course of business, the Fund is involved in the execution, settlement, and financing of various principal securities transactions. Securities transactions are subject to the risk of counterparty nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date.

The Fund seeks to control the risk associated with these transactions by establishing and monitoring collateral and transaction levels daily.

(c) Concentration of Credit Risk

The Fund's activities are executed exclusively with Jefferies. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Fund seeks to control its credit risk and the potential risk concentration through a variety of reporting and control procedures including those described in the preceding discussion of credit risk.

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Notes to Financial Statements

December 31, 2002


(7) Net Capital Requirement

The Fund is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Fund has elected to use the alternative method permitted by Rule 15c3-1, which requires that the Fund maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

At December 31, 2002, the Fund had net capital of $81,313,339, which was $81,063,339 in excess of required net capital.

(8) Subsequent Events

On February 14, 2003, the Fund made a distribution of income to the Fund members of $21,789,971.

Schedule

JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

Computation of Net Capital under Rule 15c3-1(a)(1)(ii) of the Securities and Exchange Commission
Using the Alternative Net Capital Requirement

December 31, 2002


Net capital:
Total members' equity                                          $149,650,240

Total capital                                                   149,650,240

Deduct:
Nonallowable assets                                                 471,147
Other deductions and/or charges                                  53,460,824

Total deductions and/or charges                                  53,931,971

Net capital before haircuts on securities positions              95,718,269

Haircuts on securities:
Trading and investment securities:
Corporate obligations                                             9,407,304
Other                                                             4,561,839
Undue concentration                                                 435,787

                                                                 14,404,930

Net capital                                                      81,313,339

Less net capital requirement                                        250,000

Net capital in excess of requirement                           $ 81,063,339

Note: The computation of net capital under Rule 15c3-1(a)(1)(ii) as of December 31, 2002, as computed by Jefferies Partners Opportunity Fund II, LLC in its Form X-17a-5, Part II, filed with NASD Regulation, Inc. on January 24, 2003, does not differ from the above computation, which is based upon the audited financial statements.


See accompanying independent auditors' report.