Form 10-K/A
period 2002-12-31
LEUCADIA NATIONAL CORP
filed 2003-09-16
CIK 96223

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 Amendment No. 3

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


NY2:\1315585\01\S74101!.DOC\76830.0001
================================================================================

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal upon ended December 31, 2002:

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------      -----------------------------------------------------------------

(a)(1)(2) Financial Statements and Schedules.


               Report of Independent Accountants............................................................................   F-1
               Financial Statements:
                  Consolidated Balance Sheets at December 31, 2002 and 2001.................................................   F-2
                  Consolidated Statements of Operations for the years ended December 31,  2002, 2001 and
                     2000 ..................................................................................................   F-3
                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
                     2000 ..................................................................................................   F-4
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended
                     December 31, 2002, 2001 and 2000.......................................................................   F-6
                  Notes to Consolidated Financial Statements................................................................   F-7

               Financial Statement Schedule:

                  Schedule II - Valuation and Qualifying Accounts...........................................................   F-36

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


-----------------------------
* Incorporated by reference.

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


-----------------------------
* Incorporated by reference.

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


-----------------------------
* Incorporated by reference.

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

-----------------------------
* Incorporated by reference.

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

          23.5 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC for the year ended December 31, 2002 and with respect to the incorporation by reference in the Company's Registration Statements (No. 2-84303) on Form S-8, (No. 33-6054) on Form S-8 and S-3, (No. 33-26434) on Form S-8 and
                    S-3, (No. 33-30277) on Form S-8 and S-3, (No. 33-61682) on
                    Form S-8, (No. 33-61718) on Form S-8, (No. 333-51494) on
                    Form S-8 and (No. 333-86018) on Form S-8 (previously filed).

          23.6 Independent Auditors' Consent from KPMG LLP, with respect to the incorporation in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC for the two years ended December 31, 2001 and the period from May 20, 1999 through December 31, 1999 and with respect to the incorporation by reference in the Company's Registration Statements (No. 2-84303) on Form S-8, (No. 33-6054) on Form S-8 and S-3, (No. 33-26434) on Form S-8 and
                    S-3, (No. 33-30277) on Form S-8 and S-3, (No. 33-61682) on
                    Form S-8, (No. 33-61718) on Form S-8, (No. 333-51494) on
                    Form S-8 and (No. 333-86018) on Form S-8 (previously filed).


-----------------------------
* Incorporated by reference.

          23.7 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC for the three years ended December 31, 2002 and with respect to the incorporation by reference in the Company's Registration Statements (No. 2-84303) on Form S-8, (No. 33-6054) on Form S-8 and S-3, (No. 33-26434) on Form S-8 and
                    S-3, (No. 33-30277) on Form S-8 and S-3, (No. 33-61682) on
                    Form S-8, (No. 33-61718) on Form S-8, (No. 333-51494) on
                    Form S-8 and (No. 333-86018) on Form S-8 (filed herewith).

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

                     (4) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000.


-----------------------------
* Incorporated by reference.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEUCADIA NATIONAL CORPORATION


September 16, 2003                         By:  /s/  Barbara L. Lowenthal
                                              ----------------------------------
                                              Barbara L. Lowenthal
                                              Vice President and Comptroller

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              Financial Statements

                           December 31, 2002 and 2001

                       (With Independent Auditors' Report)

                          INDEPENDENT AUDITORS' REPORT



The Members
Jefferies Partners Opportunity Fund II, LLC:


We have audited the accompanying statements of financial condition of Jefferies Partners Opportunity Fund II, LLC (the "Fund") as of December 31, 2002 and 2001, and the related statements of earnings, changes in members' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Partners Opportunity Fund II, LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/ KPMG LLP


January 24, 2003, except as to Note 8
of the notes to the financial statements, which is as of February 14, 2003.

                        JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Statements of Financial Condition

                                 December 31, 2002 and 2001


                                                                                            2002                    2001
                                                                                    ----------------------  ----------------------
                                              Assets

Cash and cash equivalents                                                        $         51,922,332              49,744,944
Receivable from affiliated brokers and dealers                                              8,674,598              12,149,608
Securities owned                                                                          106,371,906             125,074,840
Other assets                                                                                1,505,781               1,890,975
                                                                                    ----------------------  ----------------------

                   Total assets                                                  $        168,474,617             188,860,367
                                                                                    ======================  ======================

                                   LIABILITIES AND MEMBERS' EQUITY

Securities sold, not yet purchased                                               $          1,907,586               1,652,288
Payable to affiliated brokers and dealers                                                  16,274,366              17,893,470
Payable to Jefferies & Company, Inc.                                                          540,078                 901,859
Accrued expenses and other liabilities                                                        102,347                  90,162
                                                                                    ----------------------  ----------------------

                   Total liabilities                                                       18,824,377              20,537,779
                                                                                    ----------------------  ----------------------

Members' equity:
     Members' capital, net                                                                126,255,099             126,255,099
     Retained earnings                                                                     23,395,141              42,067,489
                                                                                    ----------------------  ----------------------

                   Total members' equity                                                  149,650,240             168,322,588
                                                                                    ----------------------  ----------------------

                   Total liabilities and members' equity                         $        168,474,617             188,860,367
                                                                                    ======================  ======================


See accompanying notes to financial statements.



                        JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Statements of Earnings

                        Years ended December 31, 2002, 2001 and 2000



                                                                          2002                   2001                   2000
                                                                  ---------------------  --------------------  ---------------------
Revenues:
     Principal transactions (net of direct trading expenses)   $         17,644,923            33,881,772             21,439,702
     Interest                                                             6,917,318             9,086,866              7,952,918
     Dividends                                                                   --                    --                 10,329
                                                                  ---------------------  --------------------  ---------------------

                   Total revenues                                        24,562,241            42,968,638             29,402,949
                                                                  ---------------------  --------------------  ---------------------

Expenses:
     General and administrative                                           1,070,544             1,160,728              1,336,747
     Management fee                                                       1,046,280               937,384                787,407
     Interest                                                               655,445               388,207                180,035
                                                                  ---------------------  --------------------  ---------------------

                   Total expenses                                         2,772,269             2,486,319              2,304,189
                                                                  ---------------------  --------------------  ---------------------

                   Net earnings                                $         21,789,972            40,482,319             27,098,760
                                                                  =====================  ====================  =====================

See accompanying notes to financial statements


                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Statements of Changes in Members' Equity

                  Years ended December 31, 2002, 2001 and 2000


                                                                                                                    TOTAL
                                                               MEMBERS'                  RETAINED                 MEMBERS'
                                                             CAPITAL, NET                EARNINGS                  EQUITY
                                                         ----------------------    ---------------------    ----------------------

Balance, December 31, 1999                            $            350,000                     (139)                  349,861

     Capital contributions from members, net                   123,925,099                       --               123,925,099

     Net earnings                                                       --               27,098,760                27,098,760
                                                         ----------------------    ---------------------    ----------------------

Balance, December 31, 2000                                     124,275,099               27,098,621               151,373,720

     Capital contributions from members, net                     1,980,000                       --                 1,980,000

     Distributions                                                      --              (25,513,451)              (25,513,451)

     Net earnings                                                       --               40,482,319                40,482,319
                                                         ----------------------    ---------------------    ----------------------

Balance, December 31, 2001                                     126,255,099               42,067,489               168,322,588

     Distributions                                                      --              (40,462,320)              (40,462,320)

     Net earnings                                                       --               21,789,972                21,789,972
                                                         ----------------------    ---------------------    ----------------------

Balance, December 31, 2002                            $        126,255,099               23,395,141               149,650,240
                                                         ======================    =====================    ======================


See accompanying notes to financial statements.


                        JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                                  Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000


                                                                                      2002              2001             2000
                                                                                 --------------    -------------    --------------
Cash flows from operating activities:
     Net earnings                                                             $     21,789,972       40,482,319        27,098,760
                                                                                 --------------    -------------    --------------
     Changes in assets and liabilities:
         Amortization of financing costs                                               107,644          106,463            63,452
         Decrease (increase) in receivable from affiliated brokers and dealers       3,475,010        8,533,617       (20,683,225)
         Decrease (increase) in securities owned                                    18,702,934      (16,527,734)     (108,547,106)
         Decrease (increase) in other assets                                           277,550        1,046,071        (3,106,961)
         (Decrease) increase in securities sold, not yet purchased                     255,298       (5,112,697)        6,764,985
         (Decrease) increase in payable to affiliated brokers and dealers           (1,619,104)       7,340,711        10,552,759
         (Decrease) increase in payable to Jefferies & Company, Inc.                  (361,781)        (463,730)        1,365,589
         Increase in accrued expenses and other liabilities                             12,185           25,956            64,206
                                                                                 --------------    -------------    --------------

                                                                                    20,849,736       (5,051,343)     (113,526,301)
                                                                                 --------------    -------------    --------------

                   Net cash provided by (used in) operating activities              42,639,708       35,430,976       (86,427,541)
                                                                                 --------------    -------------    --------------

Cash flows from financing activities:
     Proceeds from bank loans                                                       16,400,000               --                --
     Repayment of bank loans                                                       (16,400,000)              --                --
     Capital contributions from members, net                                                --        1,980,000       123,925,099
     Distributions                                                                 (40,462,320)     (25,513,451)               --
                                                                                 --------------    -------------    --------------

                   Net cash (used in) provided by financing activities             (40,462,320)     (23,533,451)      123,925,099
                                                                                 --------------    -------------    --------------

                   Net increase in cash and cash equivalents                         2,177,388       11,897,525        37,497,558

Cash and cash equivalents at beginning of year                                      49,744,944       37,847,419           349,861
                                                                                 --------------    -------------    --------------

Cash and cash equivalents at end of year                                      $     51,922,332       49,744,944        37,847,419
                                                                                 ==============    =============    ==============

Supplemental disclosures of cash flow information - Cash paid
     during the year for interest                                             $        719,280          348,383           152,943


See accompanying notes to financial statements.


                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2002 and 2001



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

        (A)     CASH AND CASH EQUIVALENTS

                Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and generally mature within 90 days. At December 31, 2002 and 2001, such cash equivalents amounted to $50,687,097 and $48,001,486, respectively.

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

                Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions in the statements of earnings.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2002 and 2001



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

(2)     RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

        The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 2002 and 2001:


                                                                                        2002                     2001
                                                                                 -------------------      -------------------
                      Receivable from brokers and dealers:
                          Securities borrowed                                $              324,780                2,478,144
                          Other                                                           8,349,818                9,671,464
                                                                                 -------------------      -------------------

                                                                             $            8,674,598               12,149,608
                                                                                 ===================      ===================

                      Payable to brokers and dealers - other                 $           16,274,366               17,893,470
                                                                                 ===================      ===================


        The Fund borrows securities to cover short sales, from which the Fund derives interest revenue. Receivable from, and payable to, brokers and dealers are with affiliates. See note 5.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2002 and 2001



(3)     SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

        The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2002 and 2001:

        At December 31, 2002:


                                                                                                SECURITIES SOLD,
                                                                        SECURITIES                 NOT YET
                                                                           OWNED                  PURCHASED
                                                                   ----------------------     ---------------------

                  Corporate debt securities                    $           92,563,394                  1,907,586
                  Corporate equity securities                              13,808,512                         --
                                                                   ----------------------     ---------------------

                                                               $          106,371,906                  1,907,586
                                                                   ======================     =====================

        At December 31, 2001:

                                                                                                SECURITIES SOLD,
                                                                        SECURITIES                 NOT YET
                                                                           OWNED                  PURCHASED
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
                                                                   ======================     =====================

 (4)    REVOLVING CREDIT FACILITY

        On June 9, 2000, the Fund finalized a revolving credit facility to be used in connection with the Fund's investing activities. In June 2002 and 2001, the Fund renewed this revolving credit facility agreement. At December 31, 2002 and 2001, $85,200,000 was available under the terms of the revolving credit facility agreement. The revolving credit facility expires June 2003, but provides for annual extensions. Advances under this facility bear interest at lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. For the years ended December 31, 2002, 2001 and 2000, the Fund was charged a liquidity fee of $323,937, $321,290, and 180,035, respectively, and a program fee of $112,570, $66,917, and $0, respectively, which are included in interest expense. For the year ended December 31, 2002, the Fund was charged an administrative fee of $2,360, which is also included in interest expense. During the year ended December 31, 2002, the Fund borrowed, and subsequently repaid, $16,400,000 under the revolving credit facility. For the year ended December 31, 2002, the Fund was charged interest of $216,578 on balances borrowed under the revolving credit facility. At December 31, 2002 and 2001, there were no outstanding balances under the revolving credit facility.

        The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. At December 31, 2002 and 2001, the net unamortized costs of $439,548 and $547,192, respectively, are included in other assets. For the years ended December 31, 2002, 2001 and 2000, amortization expense of $107,644, 106,463, and 63,452, respectively, is included in general and administrative expenses.

                  JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2002 and 2001


(5)     RELATED PARTY TRANSACTIONS

        At December 31, 2002 and 2001, members' capital included an investment in the Fund by Jefferies of $27,159,268, respectively. Additionally, Jefferies, in its capacity as Manager, contributed $1,000 of capital for the right to participate in 20% of the Fund's earnings in excess of an 8% preferred return paid to the members.

        At December 31, 2002 and 2001, receivable from brokers and dealers included $8,349,818 and $9,671,464, respectively, due from Jefferies and $324,780 and $2,478,144, respectively, due from Helfant Group, Inc.(formerly W&D Securities), an affiliate of Jefferies.

        For the years ended December 31, 2002, 2001 and 2000, interest income included $7,000, $50,461, and $106,688, respectively, of income received from Helfant Group, Inc. related to stock borrow transactions.

        At December 31, 2002 and 2001, payable to brokers and dealers included $16,274,366 and $17,893,470, respectively, due to Jefferies.

        At December 31, 2002 and 2001, payable to Jefferies of $540,078 and $901,859, respectively, is for amounts due for direct trading expenses and general and administrative expenses. For the years ended December 31, 2002, 2001 and 2000, direct trading expenses of $7,143,763,
        $9,916,512, and $7,891,447, respectively, is net against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. For the years ended December 31, 2002, 2001 and 2000, reimbursed expenses of $791,839, 929,905, and 1,141,678, respectively, are included in general and administrative expenses.

        Jefferies, in its capacity as Manager, receives management fees equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased.

        Placement fees of 1% of capital contributions are paid to Jefferies. For the years ended December 31, 2002, 2001 and 2000, a placement fee of $0, $20,000 and $1,258,593, respectively, was paid. Additionally, for the year ended December 31, 2000, Jefferies was reimbursed by the Fund for syndication costs of $326,576. Capital contributions are recorded net of the placement fee.

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

                           December 31, 2002 and 2001


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

(8)     SUBSEQUENT EVENTS

        On February 14, 2003, the Fund made a distribution of income to the Fund members of $21,789,972.