Form 10-Q
period 2003-09-30
LEUCADIA NATIONAL CORP
filed 2003-11-14
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                 YES  X          NO
                    ------          ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                 YES  X          NO
                    ------          ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 12, 2003:
69,644,109.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(Dollars in thousands, except par value)

                                                                                                     September 30,      December 31,
                                                                                                         2003               2002
                                                                                                     ------------       -----------
                                                                                                     (Unaudited)
Assets
Investments:
   Available for sale (aggregate cost of $799,256 and $484,571)                                        $  966,648         $  569,861
   Trading securities (aggregate cost of $70,246 and $49,888)                                              76,960             48,036
   Held to maturity (aggregate fair value of $249 and $766)                                                   249                768
   Other investments, including accrued interest income                                                     8,653              6,206
                                                                                                       ----------         ----------
       Total investments                                                                                1,052,510            624,871
Cash and cash equivalents                                                                                 195,028            418,600
Trade, notes and other receivables, net                                                                   317,723            407,422
Prepaids and other assets                                                                                 289,493            187,046
Property, equipment and leasehold improvements, net                                                       221,053            166,207
Investments in associated companies:
   WilTel Communications Group, Inc.                                                                      288,392            340,551
   Other associated companies                                                                             407,094            397,081
                                                                                                       ----------         ----------

           Total                                                                                       $2,771,293         $2,541,778
                                                                                                       ==========         ==========

Liabilities
Customer banking deposits                                                                              $  184,200         $  392,904
Trade payables and expense accruals                                                                       107,460             77,394
Other liabilities                                                                                          81,700            140,586
Income taxes payable                                                                                       24,899             38,231
Deferred tax liability                                                                                     98,473             16,556
Debt, including current maturities                                                                        613,573            233,073
                                                                                                       ----------         ----------

       Total liabilities                                                                                1,110,305            898,744
                                                                                                       ----------         ----------

Commitments and contingencies

Minority interest                                                                                          12,063             10,309
                                                                                                       ----------         ----------

Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely subordinated debt securities of the Company                               --               98,200
                                                                                                       ----------         ----------

Shareholders' Equity
Series A Non-Voting Convertible Preferred Stock                                                              --               47,507
Common shares, par value $1 per share, authorized 150,000,000 shares;
   59,655,292 and 58,268,572 shares issued and outstanding, after deducting
   58,867,179 and 60,213,299 shares held in treasury                                                       59,655             58,269
Additional paid-in capital                                                                                201,318            154,260
Accumulated other comprehensive income                                                                    111,767             56,025
Retained earnings                                                                                       1,276,185          1,218,464
                                                                                                       ----------         ----------

       Total shareholders' equity                                                                       1,648,925          1,534,525
                                                                                                       ----------         ----------

           Total                                                                                       $2,771,293         $2,541,778
                                                                                                       ==========         ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2003 and 2002
(In thousands, except per share amounts)
(Unaudited)


                                                                                  For the Three Month         For the Nine Month
                                                                              Period Ended September 30,  Period Ended September 30,
                                                                              --------------------------  --------------------------
                                                                                  2003           2002          2003           2002
                                                                                  ----           ----          ----           ----
Revenues:
   Manufacturing                                                                $  14,569     $  13,691     $  40,794     $  39,994
   Wireless messaging revenues                                                     25,417          --          45,509          --
   Finance                                                                         12,795        21,269        44,673        68,975
   Investment and other income                                                     48,613        31,225       114,561        97,398
   Net securities gains (losses)                                                      332       (13,812)          546       (26,110)
                                                                                ---------      --------     ---------     ----------
                                                                                  101,726        52,373       246,083       180,257
                                                                                ---------      --------     ---------     ---------
Expenses:
   Manufacturing cost of goods sold                                                10,181         9,103        29,331        26,535
   Wireless messaging network operating expenses                                   14,485          --          24,449          --
   Interest                                                                        11,916         8,299        26,188        25,809
   Salaries                                                                        25,632         9,463        45,110        29,691
   Selling, general and other expenses                                             44,208        51,481       114,962       127,819
                                                                                ---------      --------     ---------     ---------
                                                                                  106,422        78,346       240,040       209,854
                                                                                ---------      --------     ---------     ---------
       Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity
        in income of associated companies                                          (4,696)      (25,973)        6,043       (29,597)
Income taxes                                                                      (10,696)      (10,694)       (9,689)      (11,681)
                                                                                ---------      --------     ---------     ---------
       Income (loss) from continuing operations before minority
        expense of trust preferred securities and equity in
        income of associated companies                                              6,000       (15,279)       15,732       (17,916)
Minority expense of trust preferred securities, net of taxes                         --          (1,380)       (2,761)       (4,141)
Equity in income of associated companies, net of taxes                             50,090        14,175        42,942        50,305
                                                                                ---------      --------     ---------     ---------

       Income (loss) from continuing operations                                    56,090        (2,484)       55,913        28,248
Income from discontinued operations, net of taxes of $2,571 for 2002                 --            --           1,808         4,580
Gain on disposal of discontinued operations, net of taxes of $2,430                  --            --            --           4,512
                                                                                ---------      --------     ---------     ---------
       Net income (loss)                                                        $  56,090      $ (2,484)    $  57,721     $  37,340
                                                                                =========      ========     =========     =========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                     $     .94      $   (.04)    $     .94     $     .51
   Income from discontinued operations                                              --            --              .03           .08
   Gain on disposal of discontinued operations                                      --            --            --              .08
                                                                                ---------      --------     ---------     ---------
       Net income (loss)                                                        $     .94      $   (.04)    $     .97     $     .67
                                                                                =========      ========     =========     =========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                     $     .93      $   (.04)    $     .93     $     .51
   Income from discontinued operations                                              --            --              .03           .08
   Gain on disposal of discontinued operations                                      --            --             --             .08
                                                                                ---------      --------     ---------     ---------
       Net income (loss)                                                        $     .93      $   (.04)    $     .96     $     .67
                                                                                =========      ========     =========     =========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2003 and 2002
(In thousands)
(Unaudited)



                                                                                                          2003             2002
                                                                                                         ------           ------
Net cash flows from operating activities:
Net income                                                                                           $    57,721        $    37,340
Adjustments to reconcile net income to net cash provided by (used for) operations:
   Provision (benefit) for deferred income taxes                                                          19,153             (2,521)
   Depreciation and amortization of property, equipment and leasehold improvements                        17,360             13,904
   Other amortization                                                                                        384             (1,507)
   Provision for doubtful accounts                                                                        12,977             28,619
   Net securities (gains) losses                                                                            (546)            26,110
   Equity in income of associated companies                                                              (42,942)           (50,305)
   Distributions from associated companies                                                                22,764             38,761
   Gain on disposal of real estate, property and equipment, and other assets                             (18,604)           (19,722)
   Gain on disposal of discontinued operations                                                              --               (4,512)
   Investments classified as trading, net                                                                 (9,259)            47,897
   Net change in:
      Trade and other receivables                                                                            361              9,190
      Prepaids and other assets                                                                          (18,986)            (2,856)
      Trade payables and expense accruals                                                                (20,196)            (2,518)
      Other liabilities                                                                                   (4,768)            (1,099)
      Income taxes payable                                                                               (30,567)           (49,005)
   Other                                                                                                  (2,037)             3,478
   Net change in net assets of discontinued operations                                                       --              (5,384)
                                                                                                     -----------        -----------
      Net cash provided by (used for) operating activities                                               (17,185)            65,870
                                                                                                     -----------        -----------

Net cash flows from investing activities:
Acquisition of real estate, property and equipment, and other assets                                    (127,234)           (29,210)
Proceeds from disposals of real estate, property and equipment, and other assets                         103,481             72,108
Proceeds from sale of discontinued operations                                                                --              66,241
Investment in WebLink and Symphony, net of cash acquired                                                  19,165              --
Advances on loan receivables                                                                              (2,966)           (70,008)
Principal collections on loan receivables                                                                109,160            138,853
Advances on notes receivables                                                                             (2,079)              (715)
Collections on notes receivables                                                                          13,883                213
Investments in associated companies                                                                      (34,298)            (9,721)
Return of investment in associated companies                                                               7,174               --
Purchases of investments (other than short-term)                                                      (1,031,142)          (614,653)
Proceeds from maturities of investments                                                                  252,611            567,529
Proceeds from sales of investments                                                                       452,439            159,596
                                                                                                     -----------        -----------
   Net cash provided by (used for) investing activities                                                 (239,806)           280,233
                                                                                                     -----------        -----------

Net cash flows from financing activities:
Net change in customer banking deposits                                                                 (207,415)           (32,515)
Issuance of long-term debt, net of issuance costs                                                        249,845              6,145
Reduction of long-term debt                                                                               (9,428)           (12,543)
Purchase of common shares for treasury                                                                       (61)               (98)
                                                                                                     -----------        -----------
   Net cash provided by (used for) financing activities                                                   32,941            (39,011)
                                                                                                     -----------        -----------
Effect of foreign exchange rate changes on cash                                                              478                150
                                                                                                     -----------        -----------
   Net increase (decrease) in cash and cash equivalents                                                 (223,572)           307,242
Cash and cash equivalents at January 1,                                                                  418,600            373,222
                                                                                                     -----------        -----------
Cash and cash equivalents at September 30,                                                           $   195,028        $   680,464
                                                                                                     ===========        ===========

             See notes to interim consolidated financial statements.



LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2003 and 2002
(In thousands, except par value)
(Unaudited)




                                                    Series A
                                                   Non-Voting    Common                    Accumulated
                                                   Convertible   Shares      Additional       Other
                                                   Preferred     $1 Par        Paid-In     Comprehensive     Retained
                                                     Stock        Value       Capital      Income (Loss)     Earnings       Total
                                                     -----        -----       -------      -------------     --------       -----


Balance, January 1, 2002                            $  --       $ 55,318      $ 54,791       $ 14,662       $ 1,070,682  $1,195,453
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
      investments                                                                             (12,520)                      (12,520)
   Net change in unrealized foreign exchange
      gain (loss)                                                                              13,854                        13,854
   Net change in unrealized gain (loss) on
      derivative instruments                                                                     (742)                         (742)
   Net income                                                                                                    37,340      37,340
                                                                                                                         ----------
     Comprehensive income                                                                                                    37,932
                                                                                                                         ----------
Exercise of options to purchase common shares                         32           691                                          723
Purchase of stock for treasury                                        (3)          (95)                                         (98)
                                                    --------    --------      --------       --------       -----------  ----------

Balance, September 30, 2002                         $  --       $ 55,347      $ 55,387       $ 15,254       $ 1,108,022  $1,234,010
                                                    ========    ========      ========       ========       ===========  ==========

Balance, January 1, 2003                            $ 47,507    $ 58,269      $154,260       $ 56,025       $ 1,218,464  $1,534,525
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
      investments                                                                              52,277                        52,277
   Net change in unrealized foreign exchange
      gain (loss)                                                                               4,316                         4,316
   Net change in unrealized gain (loss) on
      derivative instruments                                                                     (851)                         (851)
   Net income                                                                                                    57,721      57,721
                                                                                                                         ----------
     Comprehensive income                                                                                                   113,463
                                                                                                                         ----------
Conversion of convertible preferred shares into
  common shares                                      (47,507)      1,348        46,159                                        --
Exercise of options to purchase common shares                         40           958                                          998
Purchase of stock for treasury                                        (2)          (59)                                         (61)
                                                    --------    --------      --------       --------       -----------  ----------

Balance, September 30, 2003                         $  --       $ 59,655      $201,318       $111,767       $ 1,276,185  $1,648,925
                                                    ========    ========      ========       ========       ===========  ==========







             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2002, which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2002 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2002 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

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

2. Certain information concerning the Company's segments for the three and nine month periods ended September 30, 2003 and 2002 is presented in the following table. Prior period amounts have been reclassified to exclude equity in income of associated companies from these captions.


                                                                                For the Three Month           For the Nine Month
                                                                             Period Ended September 30,   Period Ended September 30,
                                                                             --------------------------   --------------------------
                                                                                2003           2002          2003          2002
                                                                                ----           ----          ----          ----
                                                                                                  (In thousands)
Revenues:
   Banking and lending                                                       $  14,157     $  23,447     $  51,345     $  76,847
   Domestic real estate                                                         15,054        17,336        41,280        42,778
   Manufacturing                                                                14,557        13,930        41,160        40,269
   Wireless messaging                                                           25,633          --          45,761           --
   Other operations                                                             25,832         6,785        41,007        25,086
   Corporate (a)                                                                 6,493        (9,125)       25,530        (4,723)
                                                                             ---------     ---------     ---------     ---------
       Total consolidated revenues                                           $ 101,726     $  52,373     $ 246,083     $ 180,257
                                                                             =========     =========     =========     =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income of associated companies:
   Banking and lending                                                       $  (1,240)    $  (7,812)    $  10,680     $   2,698
   Domestic real estate                                                          6,108         7,535        14,798        16,632
   Manufacturing                                                                 1,769         1,497         3,546         4,791
   Wireless messaging                                                            2,089          --           5,271           --
   Other operations                                                                671        (1,634)         (454)        1,172
   Corporate (a)                                                               (14,093)      (25,559)      (27,798)      (54,890)
                                                                             ---------     ---------     ---------     ---------
       Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
         securities and equity in income of associated companies             $  (4,696)    $ (25,973)    $   6,043     $ (29,597)
                                                                             =========     =========     =========     =========

     (a) Corporate net securities gains (losses) for the nine month period ended September 30, 2003 include a provision of ($5,100,000) to write down the Company's investments in certain available for sale securities and its investment in a non-public security, and for the nine and three month periods ended September 30, 2002, a provision of ($22,500,000) and ($2,400,000), respectively, to write down the Company's investments in certain available for sale securities and its equity investment in a non-public fund.

3. A summary of accumulated other comprehensive income (loss) (net of income taxes) at September 30, 2003 and December 31, 2002 is as follows (in thousands):

                                                                          September 30,          December 31,
                                                                              2003                  2002
                                                                          ------------           -----------

          Net unrealized gains on investments                              $ 110,289             $ 58,012
          Net unrealized foreign exchange gains (losses)                       4,079                 (237)
          Net unrealized losses on derivative instruments                     (2,601)              (1,750)
                                                                           ---------             --------
                                                                           $ 111,767             $ 56,025
                                                                           =========             ========

4. Included in investment and other income is income of $2,600,000 and $2,000,000, for the nine and three month periods ended September 30, 2003, respectively, and charges of $3,000,000 and $2,000,000 for the nine and three month periods ended September 30, 2002, respectively, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133").

5. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 59,630,000 and 55,334,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and 59,642,000 and 55,346,000 for the three month periods ended September 30, 2003 and 2002, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 60,044,000 and 55,649,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and 60,072,000 and 55,346,000 for the three month periods ended September 30, 2003 and 2002, respectively. For the three month period ended September 30, 2002, options and warrants to purchase approximately 323,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share, as those options and warrants were antidilutive. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred Shares are treated as common shares and are included in the weighted average share calculations for basic and diluted per share computations for 2003.

6. Cash paid for interest and income taxes (net of refunds) was $24,600,000 and $3,500,000, respectively, for the nine month period ended September 30, 2003 and $27,500,000 and $37,400,000, respectively, for the nine month period ended September 30, 2002.

7. As more fully discussed in the Company's 2002 10-K, during 2002 the Company acquired 47.4% of the outstanding common shares of WilTel Communications
     Group, Inc. ("WilTel"). For the nine and three month periods ended September 30, 2003, the Company recorded a pre-tax loss of $52,200,000 and pre-tax income of $5,000,000, respectively, from its investment in WilTel under the equity method of accounting. The Company has not recorded a related deferred tax benefit, as its ability to use the capital loss to reduce taxes due on capital gains in the future is uncertain. During the three month period ended September 30, 2003, WilTel generated positive net income due to the recognition of non-recurring, non-operating settlement gains related to the termination of various agreements that released WilTel from previously accrued obligations, recoveries of previously written off receivables and a gain on the sale of a subsidiary. The Company's share of these gains was approximately $25,800,000, for which no tax provision was recorded.

     In August 2003, the Company and WilTel announced a merger agreement that provided for an exchange offer pursuant to which tendering WilTel stockholders will receive .4242 of a Leucadia common share for each share of WilTel common stock to be followed by a back-end merger for the same consideration as offered in the exchange offer. The merger agreement also provides that WilTel stockholders receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if the Company sells substantially all of WilTel's assets or outstanding shares of capital stock prior to October 15, 2004, or consummates such a sale at a later date if the sale agreement was entered into prior to August 21, 2004, and in either case the net proceeds exceed the valuation ascribed to WilTel's equity in this transaction.

     As of November 5, 2003, the WilTel stockholders had tendered 23,547,423 shares of WilTel common stock, representing approximately 89.5% of the WilTel shares not owned by Leucadia, which when added to the WilTel common stock already owned by Leucadia represent approximately 94.5% of the total outstanding WilTel common stock. The Company accepted all of the WilTel common stock tendered in exchange for Leucadia common shares, and has acquired the balance of the WilTel stock not tendered in a back-end merger. Holders of common stock acquired pursuant to the back-end merger have appraisal rights under Nevada law, which could result in those stockholders receiving cash consideration from WilTel rather than Leucadia common shares. Leucadia issued 9,988,817 of its common shares for the WilTel common stock tendered in the exchange offer, and if no appraisal rights are appropriately exercised, will issue an aggregate of 11,156,460 Leucadia common shares (including the shares issued pursuant to the offer) for all of the WilTel common stock not previously owned by Leucadia. The Company will not know the number of shares of common stock, if any, as to which appraisal rights will be exercised until December 2003.

     The aggregate purchase price for the acquisition of all the WilTel common stock not already owned by the Company is approximately $424,800,000, consisting of $422,800,000 of Leucadia common shares and estimated cash expenses of $2,000,000. The purchase price does not include any amounts related to the contingent sale rights, which would be accounted for as additional purchase price consideration if, and when, they result in the issuance of additional Leucadia common shares (up to an aggregate maximum of 11,000,000 additional Leucadia common shares). The execution of the merger agreement on August 21, 2003 created a measurement date for accounting purposes which is used to determine the per share value of the Leucadia common shares issued. The Company averaged the closing prices of its common shares for the five-business day period commencing two business days before and ending two business days after the merger agreement was executed. That average, $37.90 per share, was used to calculate the aggregate value of the Leucadia common shares issued.

     Following completion of the offer, the Company will consolidate the financial condition and results of operations of WilTel, and will no longer account for its initial investment in WilTel under the equity method of accounting. Under generally accepted accounting principles, the Company is required to allocate the purchase price for WilTel to its specific tangible and intangible assets and liabilities based upon their relative fair values at the date of acquisition. The Company intends to obtain independent appraisals and employ other valuation techniques to determine these fair values. Although the Company has only begun the process to determine these fair values, a preliminary allocation of the purchase price to the assets and liabilities of WilTel is presented below. Differences between the preliminary allocation and the actual allocation are expected to primarily result in increases or decreases to the amounts allocated to property, plant and equipment and deferred revenue, although no amounts have been or are expected to be allocated to goodwill.

     The condensed WilTel balance sheet presented below reflects amounts for both the acquisition of the additional WilTel common shares in 2003 and the historical amounts related to the Company's acquisition of 47.4% of WilTel's common shares in 2002. It represents, on a preliminary basis, the amounts which would have been consolidated by the Company if the acquisition had occurred as of September 30, 2003, including the reclassification of the Company's existing equity method investment in WilTel. The carrying amount of the Company's initial 2002 cash investment in WilTel of $353,900,000, including expenses, has been subsequently reduced by $65,500,000, representing the Company's share of WilTel's losses under the equity method of accounting. The aggregate net investment in WilTel shown below of $713,200,000 includes the September 30, 2003 historical  carrying  amount of the Company's  equity  investment in WilTel
     ($288,400,000), and the aggregate purchase price of the acquisition pursuant to the exchange offer and merger ($424,800,000). All amounts are in thousands.


              Assets:
                 Current assets:
                     Cash and cash equivalents                                        $   215,300
                     Receivables                                                          233,100
                     Prepaids and other current assets                                     57,000
                                                                                      -----------
                 Total current assets                                                     505,400
                 Property, plant and equipment                                          1,341,200
                 Other                                                                     57,400
                                                                                      -----------
              Total assets                                                              1,904,000
                                                                                      -----------

              Liabilities:
                 Current liabilities:
                     Accounts payable                                                     178,500
                     Deferred revenue                                                      48,100
                     Other current liabilities                                            211,800
                                                                                      -----------
                 Total current liabilities                                                438,400
                 Long-term debt                                                           502,900
                 Long-term deferred revenue                                               158,200
                 Other liabilities                                                        136,200
                                                                                      -----------
              Total liabilities                                                         1,235,700
                                                                                      -----------
                                                                                          668,300
              Allocation to consolidated deferred income taxes                             44,900
                                                                                      -----------

              Net investment in WilTel                                                $   713,200
                                                                                      ===========

     Presented  below  are  WilTel's  historical   consolidated   statements  of
     operations  for the three and nine month periods ended  September 30, 2003.

                                                                                    For the Three                For the Nine
                                                                                  Month Period Ended          Month Period Ended
                                                                                  September 30, 2003          September 30, 2003
                                                                                  ------------------          ------------------
                                                                                                  (In thousands)
            Revenues                                                                  $   360,400                $   971,800
                                                                                      -----------                -----------

            Operating expenses
                Cost of sales                                                             294,900                    789,300
                Selling, general and administrative                                        40,400                    132,100
                Provision for doubtful accounts                                               200                      4,300
                Depreciation and amortization                                              61,400                    186,300
                Other expense (income), net                                                  (100)                    (1,200)
                                                                                      -----------                -----------
                    Total operating expenses                                              396,800                  1,110,800
                                                                                      -----------                -----------

            Loss from operations                                                          (36,400)                  (139,000)
            Net interest expense                                                           (9,600)                   (31,100)
            Investing income                                                                2,000                      3,900
            Minority interest in loss of consolidated subsidiary                              400                      2,400
            Gain on sale of consolidated subsidiary (a)                                    21,100                     21,100
            Other income, net (b)                                                          33,400                     33,700
                                                                                      -----------                -----------
            Income (loss) before income taxes                                              10,900                   (109,000)
            Provision for income taxes                                                       --                         --
                                                                                      -----------                -----------
            Net income (loss)                                                         $    10,900                $  (109,000)
                                                                                      ===========                ===========

          (a) The consideration received for the sale and the gain reflected above was all cash, including $13,100,000 which has been placed in a restricted account to secure certain of WilTel's debt obligations.

          (b) For the three month period ended September 30, 2003, includes settlement gains resulting from the termination of various agreements and recoveries of certain receivables previously written off, which in the aggregate generated $5,300,000 of additional cash.

8. The Company accounts for its investment in Berkadia under the equity method of accounting. At September 30, 2003, the book value of the Company's equity investment in Berkadia was negative $13,000,000, which is included in other liabilities in the consolidated balance sheet. As more fully described in the 2002 10-K, the negative carrying amount results from Berkadia's distribution of loan related fees received and the Company's recognition in 2001 of its share of The FINOVA Group Inc.'s ("FINOVA") non-cash losses recorded by Berkadia, partially offset by the Company's share of Berkadia's income related to Berkadia's loan to FINOVA. The Company has guaranteed 10% of Berkadia's debt and, although the Company has no cash investment in Berkadia, it records its share of any losses recorded by Berkadia up to the amount of the guarantee. The total amount of the Company's guarantee was $52,500,000 as of November 12, 2003.

     For the three and nine month periods ended September 30, 2003 and 2002, the Company's equity in the income of Berkadia consists of the following (in thousands):

                                                                              For the Three Month             For the Nine Month
                                                                           Period Ended September 30,     Period Ended September 30,
                                                                           --------------------------     --------------------------
                                                                              2003           2002            2003           2002
                                                                              ----           ----            ----           ----
     Net interest spread on the Berkadia loan - 10% of total                $   1,100      $   1,300       $   3,500      $   4,900
     Amortization of Berkadia loan discount related to cash fees -
        50% of total                                                           14,300          6,000          24,000         18,200
     Amortization of Berkadia loan discount related to FINOVA
        stock - 50% of total                                                   22,500          9,300          37,700         28,600
                                                                            ---------      ---------       ---------      ---------
            Equity in income of associated companies - Berkadia             $  37,900      $  16,600       $  65,200      $  51,700
                                                                            =========      =========       =========      =========

     During the three month period ended September 30, 2003, the amortization of the discount on the Berkadia Loan increased significantly as a result of greater than expected loan payments during the third quarter.

9. The following tables provide summarized data with respect to significant investments in Associated Companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company could result in the Company including separate financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2003 (in thousands).


                                                                                                September 30,
                                                                                                     2003
                                                                                                 ------------
     Investment in WilTel:
         Total revenues                                                                         $   971,800
         Loss from continuing operations before extraordinary items                             $  (109,000)
         Net loss                                                                               $  (109,000)
         The Company's equity in net loss                                                       $   (52,200)


                                                                                                September 30,    September 30,
                                                                                                   2003              2002
                                                                                                ------------     -----------
     Investment in Berkadia:
         Total revenues                                                                         $ 165,200         $ 196,500
         Income from continuing operations before extraordinary items                           $ 148,900         $ 143,200
         Net income                                                                             $ 148,900         $ 143,200
         The Company's equity in net income                                                     $  65,200         $  51,700

     Investment in Olympus Re Holdings, Ltd.:
         Total revenues                                                                         $ 338,300         $ 163,900
         Income from continuing operations before extraordinary items                           $ 139,100         $  64,500
         Net income                                                                             $ 139,100         $  64,500
         The Company's equity in net income                                                     $  30,400         $  14,000

     Investment in FINOVA:
         Total revenues                                                                         $ 251,000         $ 295,800
         Income from continuing operations before extraordinary items                           $ 160,100         $  16,100
         Net income                                                                             $ 160,100         $  16,100
         The Company's equity in net income (a)                                                 $    --           $    --

     Investment in Jefferies Partners Opportunity Fund II, LLC:
         Total revenues                                                                         $  16,500         $  22,700
         Income from continuing operations before extraordinary items                           $  14,000         $  19,800
         Net income                                                                             $  14,000         $  19,800
         The Company's equity in net income                                                     $   9,900         $  11,600

     Investment in EagleRock Capital Partners (QP), LP:
         Total revenues (losses)                                                                $  41,200         $  (4,100)
         Income (loss) from continuing operations before extraordinary items                    $  38,100         $  (6,800)
         Net income (loss)                                                                      $  38,100         $  (6,800)
         The Company's equity in net income (loss)                                              $  33,900         $  (6,600)



     (a) As more fully described in the 2002 10-K, the Company has an indirect equity interest in FINOVA through its joint venture, Berkadia. In September 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's investment in FINOVA's common stock to zero. Accordingly, no amounts are shown for the Company's equity in FINOVA's net results of operations.

     In June 2003, the Company sold 567,574 common shares of Olympus Re to Olympus Re for total proceeds of $79,500,000, which were received in July 2003. The Company recognized a $1,500,000 gain on the sale which is reflected in other income for the nine month period ended September 30, 2003. The shares were tendered to Olympus Re as part of a tender offer available to all of its shareholders. After completion of the tender, the Company's interest in Olympus Re declined from 25% to 16.1%. The Company will continue to account for this investment under the equity method of accounting based upon the Company's ability to exercise significant influence.

10.  In  December   2002,   the  Company   completed  a  private   placement  of
     approximately $150,000,000 of equity securities, based on a common share price of $35.25, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The private placement included 2,907,599 common shares and newly authorized Series A Non-Voting Convertible Preferred Stock that were mandatorily convertible into 1,347,720 common shares within 90 days of issuance. Such shares were converted into common shares in March 2003.

11. In connection with the 1997 sale of the property and casualty insurance business of the Colonial Penn Insurance Company, the Company provided the purchaser with a bank-issued $100,000,000 non-cancelable letter of credit to collateralize certain indemnification obligations. In May 2003, the Company was released from its indemnification obligation (without any payment) and the letter of credit was returned and cancelled. Accordingly, the bank released cash and marketable securities of $167,100,000, which had been left on deposit to collateralize the letter of credit.

     In an unrelated matter, the Company also settled certain other tax payment responsibilities during the second quarter of 2003 with the purchaser of Colonial Penn Insurance Company. Income from discontinued operations for the nine month period ended September 30, 2003 consists of a payment from the purchaser to reimburse the Company for tax payments previously made.

12. In June 2003, the Company sold $200,000,000 principal amount of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. On July 15, 2003, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which each holder of privately placed senior notes will have the opportunity to exchange those notes for registered 7% Senior Notes due 2013 having substantially identical terms. The registration statement has not yet been declared effective. In each of August and November 2003, the Company sold $25,000,000 principal amount ($50,000,000 in the aggregate) of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. These notes have substantially identical terms as the notes sold in June.

13. In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. WebLink, a privately held company, is in the wireless messaging industry, providing wireless data services and traditional paging services. Pursuant to the agreement, the Company acquired outstanding secured notes of WebLink with a principal amount of $36,500,000 (representing 94% of the total outstanding debt). In April
     2003, upon receipt of approval from the FCC, the Company acquired approximately 80% of the outstanding common stock of WebLink. The Company has consolidated WebLink's financial condition and results of operations from the date FCC approval was received.

14. In September 2003, the Company acquired certain businesses primarily engaged in the provision of physical, occupational, speech and respiratory therapy services that are operated by subsidiaries of Symphony Health Services, LLC ("Symphony"). The purchase price was approximately $36,700,000, including expenses, of which approximately $29,200,000 was provided by financing that is non-recourse to the Company but is fully collateralized by Symphony's assets. In addition, at acquisition, the lender provided an additional $5,000,000 of working capital financing to Symphony. The Company has consolidated Symphony's financial condition and results of operations since acquisition.

15. In September 2003, the Company acquired a 90% interest in 8 acres of unimproved land in Washington, D.C. for cash of $53,800,000. Immediately following the acquisition, mortgage financing of $15,000,000 was obtained, which is non-recourse to the Company, which reduced the net cash investment in the property to $38,800,000. In October 2003, the mortgage lender provided an additional $5,000,000 of such non-recourse financing, which further reduced the Company's net cash investment. The land is zoned for a minimum of 2,000,000 square feet of commercial office space, which the Company intends to develop in phases, once acceptable tenants or purchasers are identified.

16. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into and modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As a result of the implementation of SFAS 150, the Company began classifying its $98,200,000 of trust issued preferred securities as liabilities beginning July 1, 2003, and classifies dividends accrued for these securities as interest expense. SFAS 150 does not permit restatement of prior period amounts to reflect the new classification.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter of 2003 the implementation date of FIN 46 with respect to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the implementation of FIN 46 will have a material effect on its financial position or results of operations. However, FIN 46 may impact how the Company accounts for new investments in the future or how the Company accounts for changes in contractual relationships among parties with an interest in the Company's existing investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10-K.

                         Liquidity and Capital Resources

For the nine month period ended September 30, 2003, net cash was used for operations principally as a result of an increase in the Company's investment in the trading portfolio, income tax payments and payment of corporate interest and overhead expenses. For the nine month period ended September 30, 2002, net cash was provided by operations principally as a result of a reduction to the Company's investment in the trading portfolio and distributions from associated companies partially offset by the payment of income taxes.

As of September 30, 2003, the Company's readily available cash, cash equivalents and marketable securities, excluding those amounts held by its regulated subsidiaries, totaled $1,107,300,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $667,300,000 (60%), the equity investment in White Mountains Insurance Group, Ltd. of $148,900,000 (14%) (that can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement) and other publicly traded debt and equity securities aggregating $291,100,000 (26%). For investments carried at fair value, the unrealized gain on the Company's investment portfolio increased from $83,400,000 at December 31, 2002 to $174,100,000 at September 30, 2003.

As a result of principal payments by FINOVA to Berkadia, as of November 12, 2003, the Company's guarantee of Berkadia's financing has been reduced to $52,500,000.

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

In June 2003, the Company sold $200,000,000 principal amount of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. The net cash proceeds from the sale of the notes will be used for general corporate purposes. On July 15, 2003, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which each holder of privately placed senior notes will have the opportunity to exchange those notes for registered 7% Senior Notes due 2013 having substantially identical terms. The registration statement has not yet been declared effective. In each of August and November 2003, the Company sold $25,000,000 principal amount ($50,000,000 in the aggregate) of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. These notes have substantially identical terms as the notes sold in June.

The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $240,900,000 and $373,600,000 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, 50% were loans to individuals generally collateralized by automobiles; 44% were loans to consumers, substantially all of which were collateralized by real or personal property; 2% were loans to small businesses; and 4% were unsecured loans. The banking and lending segment is no longer making consumer loans and is in the process of liquidating its remaining portfolio. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers. The Company intends to use the cash flows generated from its loan portfolios to retire these deposits as they mature, which the Company expects will be substantially complete by the end of 2005. The Company's customer banking deposits totaled $184,200,000 and $392,900,000 as of September 30, 2003 and December 31, 2002, respectively.

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

In August 2003, the Company entered into an agreement to purchase in 2003 two new corporate aircraft, and received an option to sell its existing corporate aircraft, for an after tax net cash investment of approximately $22,000,000 in the aggregate. Pursuant to the terms of the agreement, the aggregate purchase price for the new aircraft is $80,000,000. As of September 30, 2003, $52,500,000 was expended towards the purchase of both aircraft, one of which was delivered in September, with the balance to be substantially paid by March 2004. The Company expects that the second aircraft will be delivered in December 2003. The option to sell its existing corporate aircraft is exercisable by Leucadia in January 2004 for $38,700,000. Purchase of the new aircraft will enable the Company to reduce its estimated 2003 federal income tax liability by approximately $16,800,000.

In September 2003, the Company acquired certain businesses primarily engaged in the provision of physical, occupational, speech and respiratory therapy services that are operated by subsidiaries of Symphony Health Services, LLC ("Symphony"). The purchase price was approximately $36,700,000, including expenses, of which approximately $29,200,000 was provided by financing that is non-recourse to the Company but is fully collateralized by Symphony's assets. In addition, at acquisition, the lender provided an additional $5,000,000 of working capital financing to Symphony. The Company has consolidated Symphony's financial condition and results of operations since acquisition.

In September 2003, the Company acquired a 90% interest in 8 acres of unimproved land in Washington, D.C. for cash of $53,800,000. Immediately following the acquisition, mortgage financing of $15,000,000 was obtained, which is non-recourse to the Company, which reduced the net cash investment in the property to $38,800,000. In October 2003, the mortgage lender provided an additional $5,000,000 of such non-recourse financing, which further reduced the Company's net cash investment. The land is zoned for a minimum of 2,000,000 square feet of commercial office space, which the Company intends to develop in phases, once acceptable tenants or purchasers are identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

As more fully discussed in the Company's 2002 10-K, during 2002 the Company acquired 47.4% of the outstanding common shares of WilTel Communications Group, Inc. ("WilTel"). In August 2003, the Company and WilTel announced a merger agreement that provided for an exchange offer pursuant to which tendering WilTel stockholders will receive .4242 of a Leucadia common share for each share of WilTel common stock to be followed by a back-end merger for the same consideration as offered in the exchange offer. The merger agreement also provides that WilTel stockholders receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if the Company sells substantially all of WilTel's assets or outstanding shares of capital stock prior to October 15, 2004, or consummates such a sale at a later date if the sale agreement was entered into prior to August 21, 2004, and in either case the net proceeds exceed the valuation ascribed to WilTel's equity in this transaction.

As of November 5, 2003, the WilTel stockholders had tendered 23,547,423 shares of WilTel common stock, representing approximately 89.5% of the WilTel shares not owned by Leucadia, which when added to the WilTel common stock already owned by Leucadia represent approximately 94.5% of the total outstanding WilTel common stock. The Company accepted all of the WilTel common stock tendered in exchange for Leucadia common shares, and has acquired the balance of the WilTel stock not tendered in a back-end merger. Holders of common stock acquired pursuant to the back-end merger have appraisal rights under Nevada law, which could result in those stockholders receiving cash consideration from WilTel rather than Leucadia common shares. Leucadia issued 9,988,817 of its common shares for the WilTel common stock tendered in the exchange offer, and if no appraisal rights are appropriately exercised, will issue an aggregate of 11,156,460 Leucadia common shares (including the shares issued pursuant to the offer) for all of the WilTel common stock not previously owned by Leucadia. The Company will not know the number of shares of common stock, if any, as to which appraisal rights will be exercised until December 2003.

The aggregate purchase price for the acquisition of all the WilTel common stock not already owned by the Company is approximately $424,800,000, consisting of $422,800,000 of Leucadia common shares and estimated cash expenses of $2,000,000. The purchase price does not include any amounts related to the contingent sale rights, which would be accounted for as additional purchase price consideration if, and when, they result in the issuance of additional Leucadia common shares (up to an aggregate maximum of 11,000,000 additional Leucadia common shares). The Company will consolidate the financial condition and results of operations of WilTel from the date the tender offer was consummated, and it will no longer account for its earlier investment in WilTel under the equity method of accounting. As of September 30, 2003, WilTel had total liabilities of approximately $1,235,700,000, including long-term indebtedness of approximately $500,000,000, which will be reflected in the Company's consolidated balance sheet from the date of acquisition. However, the Company has not guaranteed or otherwise assumed any of WilTel's liabilities.

                              Results of Operations

                  The 2003 Periods Compared to the 2002 Periods

Finance revenues, which reflect the level and mix of consumer instalment loans, decreased in the nine and three month periods ended September 30, 2003 as compared to the similar periods in 2002 due to fewer average loans outstanding. Average loans outstanding were $303,800,000 and $247,400,000 for the nine and three month periods ended September 30, 2003, respectively, as compared to $458,600,000 and $427,600,000, respectively, during the nine and three month periods ended September 30, 2002. This decline was primarily due to the Company's decision in September 2001 to stop originating subprime automobile loans. Although finance revenues decreased in the 2003 periods as compared to the same periods in 2002, pre-tax results for the nine and three month periods ended September 30, 2003 increased primarily due to a reduction in interest expense of $7,000,000 and $2,400,000, respectively, resulting from reduced customer banking deposits and lower interest rates thereon, a decline in the provision for loan losses of $16,600,000 and $10,400,000, respectively, less interest paid on interest rate swaps and lower salaries expense and operating and other costs resulting from the segment's restructuring efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In the nine and three month periods ended September 30, 2003, the banking and lending segment's provision for loan losses decreased as compared to the same periods in 2002 primarily due to the decline in loans outstanding and lower net charge-offs. At September 30, 2003, the allowance for loan losses for the Company's entire loan portfolio was $25,900,000 or 10.8% of the net outstanding loans, as compared to $31,800,000 or 8.5% of the net outstanding loans at
December 31, 2002. On September 1, 2003, the banking and lending segment outsourced substantially all of its consumer loan collection functions. Historically, the service provider normally experiences an increase in delinquent accounts for all of its customers during the initial month of processing with delinquency statistics returning to more normal levels within 30 to 60 days thereafter. However, based on delinquency statistics received as of the end of October, the Company's accounts have not returned to normal levels, and its over 60 day delinquency statistics have worsened. While the service provider is increasing its efforts to keep non-delinquent customer accounts current, it has been the Company's experience that once accounts reach certain delinquency levels, a high percentage are eventually charged off. As a result, the banking and lending segment recorded an additional provision of $4,000,000 in September 2003.

The Company's remaining consumer lending programs have primarily consisted of marine, recreational vehicle, motorcycle and elective surgery loans. Due to economic conditions, portfolio performance and the relatively small size of these loan portfolios and target markets, in January 2003 the Company stopped originating all consumer loans. The Company is considering its alternatives for its banking and lending operations, which could include selling or liquidating some or all of its loan portfolios.

Pre-tax results for the banking and lending segment include income of $3,000,000 and $2,000,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and $700,000 and $600,000 for the three month periods ended September 30, 2003 and 2002, respectively, resulting from mark-to-market changes on its interest rate swaps. The Company uses interest rate swaps to manage the impact of interest rate changes on its customer banking deposits. Although the Company believes that these derivative financial instruments serve as economic hedges, they do not meet certain effectiveness criteria under SFAS 133 and, therefore, are not accounted for as hedges.

Revenues from domestic real estate declined in the 2003 periods as compared to the 2002 periods principally due to lower gains from property sales and for the nine month 2003 period, lower rent income, largely due to the sale of two shopping centers during 2002. Revenues from domestic real estate in the 2003 periods also reflect increased revenues from the Company's Hawaiian hotel. The reduced gains on property sales is primarily due to fewer sales at one of the Company's residential development projects located in Florida, which is nearing completion. The decline in pre-tax income for the 2003 periods results from the changes in revenues as well as greater operating and other costs principally related to the Hawaiian hotel; however, the decline is not as great as it otherwise would have been due to a write down of a mortgage receivable reflected in the 2002 periods.

Manufacturing revenues increased slightly in the nine and three month periods ended September 30, 2003 as compared to the same periods in 2002 as increases in the construction and consumer products markets were largely offset by declines principally in the carpet padding and agricultural markets. Gross profit for the 2003 periods declined as compared to the 2002 periods primarily due to higher raw material costs. Pre-tax results for the 2003 periods also reflected lower operating expenses than for the 2002 periods primarily due to workforce reductions and other cost reduction initiatives.

In April 2003, upon receipt of approval from the FCC, the Company acquired approximately 80% of the outstanding common stock of WebLink Wireless, Inc. ("WebLink"), a private company engaged in the wireless messaging industry. The Company has consolidated WebLink's financial condition and results of operations from the date FCC approval was received.

The wireless messaging industry has been in decline for the last several years, with units in service for traditional paging services experiencing steady declines and growth in telemetry applications and 2-way messaging not meeting expectations. WebLink has continued to experience erosion in revenues since the Company's acquisition; however, cost reduction programs have enabled the company to maintain profitability. While there appears to be a base level of demand for products offered by WebLink and its competitors, it does not appear to be sufficient to support all of the industry's participants, and the Company believes that an industry consolidation is likely. From the date of acquisition through September 30, 2003, WebLink's revenues totaled $45,800,000, gross profit was $21,100,000 or 46.3% and pre-tax income was $5,300,000. For the three month period ended September 30, 2003, WebLink's revenues totaled $25,600,000, gross profit was $10,900,000 or 43.0% and pre-tax income was $2,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations,continued.

Investment and other income for the 2003 periods includes revenues from Symphony of $16,600,000 since its acquisition in September 2003. Investment and other income also reflects greater income related to accounting for the market values of the Company's derivative financial instruments, increased revenues from the Company's Hawaiian hotel, as discussed above, and for the nine month period ended September 30, 2003, includes a refund of foreign taxes not based on income in the amount of $4,900,000. The 2003 periods also reflect lower gains from property sales and a reduction in investment income.

Equity in income (losses) of associated companies includes the following (in thousands):

                                                                        For the Three Month              For the Nine Month
                                                                     Period Ended September 30,      Period Ended September 30,
                                                                     --------------------------      --------------------------
                                                                        2003           2002             2003           2002
                                                                        ----           ----             ----           ----

     Berkadia                                                        $  37,900       $ 16,600        $  65,200       $ 51,700
     Olympus Re Holdings, Ltd.                                           7,900          4,600           30,400         14,000
     WilTel                                                              5,000           --            (52,200)          --
     EagleRock Capital Partners (QP), LP                                19,600         (8,700)          33,900         (6,600)
     HomeFed Corporation                                                 1,000           --              8,100           --
     Jefferies Partners Opportunity Fund II, LLC                         3,100          3,200            9,900         11,600
     Other                                                                 100          6,100             (700)         6,700
                                                                     ---------       --------        ---------       --------
        Pre-tax                                                         74,600         21,800           94,600         77,400
     Income tax expense                                                 24,500          7,600           51,700         27,100
                                                                     ---------       --------        ---------       --------
        Equity in income, net of taxes                               $  50,100       $ 14,200        $  42,900       $ 50,300
                                                                     =========       ========        =========       ========


The increase in income from Berkadia results from greater than expected loan payments during the third quarter, causing an increase in the amortization of the discount on the Berkadia loan. The book value of the Company's equity investment in Berkadia was negative $13,000,000 and negative $72,100,000 at September 30, 2003 and December 31, 2002, respectively. The negative carrying amount principally results from Berkadia's distribution of loan related fees received and the Company's recognition in 2001 of its share of FINOVA's losses under the equity method of accounting. This negative carrying amount is being amortized into income over the term of the Berkadia Loan, and effectively represents an unamortized discount on the Berkadia Loan.

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

Since its acquisition in the fourth quarter of 2002, the Company has recorded its share of WilTel's results of operations under the equity method of accounting. During the three month period ended September 30, 2003, WilTel generated positive net income due to the recognition of non-recurring, non-operating settlement gains related to the termination of various agreements that released WilTel from previously accrued obligations, recoveries of previously written off receivables and a gain on the sale of a subsidiary. The Company's share of these gains was approximately $25,800,000, for which no tax provision was recorded. In addition, the Company has not recorded a deferred tax benefit for its share of WilTel's losses for the nine month period as its ability to use the capital loss to reduce the taxes due on capital gains in the future is uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

As a result of its emergence from bankruptcy proceedings and its continued restructuring of its operations, WilTel has reduced its headcount, operating costs and interest expense. However, despite these cost reductions, the Company believes that WilTel will continue to report losses from continuing operations for the foreseeable future. Although WilTel has reported positive segment profits from operations throughout 2003 (which represents earnings before interest, income taxes, depreciation and amortization and other unusual, non-recurring or non-cash items), substantial depreciation and amortization charges will still result in losses from continuing operations over the next several years. Subsequent to the acquisition of the shares of WilTel common stock not already owned by the Company discussed above, the Company will consolidate WilTel in its results of operations and will no longer account for its initial investment in WilTel under the equity method of accounting.

The equity in income (losses) of EagleRock Capital Partners (QP), LP relates to the Company's investment in a limited partnership that invests primarily in securities and other obligations of highly leveraged, distressed and out of favor companies. The income reported by the partnership during the 2003 periods results from both realized and unrealized gains in its portfolio, and no cash was distributed by the partnership during 2003. As more fully described in the 2002 10-K, the Company acquired its investment in HomeFed Corporation, a California residential real estate development company, in the fourth quarter of 2002. The decrease in equity in income from other associated companies relates to less income from certain real estate businesses and investment interests, and from the Company's equity interest in certain thoroughbred racetrack businesses that it sold in the fourth quarter of 2002.

Net securities gains (losses) for the nine month period ended September 30, 2003 include a provision of ($5,100,000) to write down the Company's investments in certain available for sale securities and its investment in a non-public security, and for the nine and three month periods ended September 30, 2002, a provision of ($22,500,000) and ($2,400,000), respectively, to write down the Company's investments in certain available for sale securities and its equity investment in a non-public fund.

The increase in interest expense in the nine and three month periods ended September 30, 2003 as compared to the same periods in 2002 primarily reflects interest expense relating to the 7% Senior Notes that the Company issued in June and August 2003 and dividends accrued on its trust issued preferred securities, which commencing July 1, 2003 are classified as interest expense (shown as minority interest in prior periods) as a result of the implementation of SFAS
150. These increases were partially offset by lower interest expense at the banking and lending segment due to reduced customer banking deposits and lower interest rates thereon.

The increase in salaries expense for the 2003 periods as compared to the same periods in 2002 primarily relates to salaries expense of Symphony and WebLink, which the Company acquired in September and April 2003, respectively. Salaries expense for the 2003 periods includes $13,200,000 related to Symphony, and $7,900,000 and $4,400,000 for the nine and three month periods ended September 30, 2003, respectively, related to WebLink. Salaries expense also reflects reduced costs at the Company's banking and lending segment, which has ceased lending activity as discussed above, and decreased expenses related to certain executive incentive plans.

The decrease in selling, general and other expenses for the 2003 periods as compared to the same periods in 2002 primarily results from lower provisions for loan losses and operating and other costs relating to the banking and lending operations and charges recorded in 2002 to write down a mortgage receivable, as discussed above. However, selling, general and other expenses for the 2003 periods also include $4,100,000 related to Symphony, and $7,900,000 and $4,500,000 for the nine and three month periods ended September 30, 2003, respectively, related to WebLink, both of which were acquired during 2003.

Income taxes for the 2003 periods differ from the expected statutory federal rate principally due to the favorable resolution of certain federal income tax contingencies. In addition, for the nine month period ended September 30, 2003, income taxes differ from the expected statutory federal rate due to the receipt of a refund of foreign taxes which is not based on income and which is not subject to income tax in the United States.

              Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including:
o general economic and market conditions, prevailing interest rate levels or foreign currency fluctuations;
o    reliance on key management personnel;
o    changes in foreign and domestic laws, regulations and taxes;
o    changes in competition and pricing environments;
o    regional or general changes in asset valuation;
o the occurrence of significant natural disasters, the inability to reinsure certain risks economically, increased competition in the reinsurance markets, the adequacy of loss and loss adjustment expense reserves;
o weather related conditions that may affect the Company's operations or investments;
o changes in U.S. real estate markets, including the commercial and vacation markets in Hawaii;
o    increased  competition  in the  luxury  segment of the  premium  table wine market;
o adverse economic, political or environmental developments in Spain that could delay or preclude the issuance of permits necessary to obtain the Company's copper mining rights or could result in increased costs of bringing the project to completion, increased costs in financing the development of the project and decreases in world wide copper prices;
o increased competition in the international and domestic plastics market and increased raw material costs;
o    increased  default  rates  and  decreased  value of assets  pledged  to the
     Company;
o    further regulatory action by the OCC;
o any deterioration in the business and operations of FINOVA, in the ability of FINOVA Capital Corporation to repay the Berkadia Loan, further deterioration in the value of the assets pledged by FINOVA and FINOVA Capital Corporation in connection with the Berkadia Loan;
o deterioration in the business and operations of WilTel and the ability of WilTel to generate operating profits and positive cash flows, WilTel's ability to retain key customers and suppliers, regulatory changes in the telecommunications markets and increased competition from reorganized telecommunication companies; and
o changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2003, the Company's market risk exposure with respect to its investment portfolio and borrowing activities had changed as compared to December 31, 2002. During the nine months ended September 30, 2003, the Company sold $225,000,000 of newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. The Company has invested the net cash proceeds from the sale and other cash and cash equivalents primarily in available for sale, fixed income securities that are rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, and which have an estimated weighted average remaining life that is shorter than those which the Company owned at December 31, 2002. In addition, the Company's banking and lending operations have reduced amounts of rate sensitive assets and liabilities as they have stopped originating all consumer loans. For additional information, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, as well as Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               31.3 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of  President  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.3 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

          b)   Reports on Form 8-K.

               The Company filed current reports on Form 8-K dated July 29, 2003, August 7, 2003, August 12, 2003, August 13, 2003, and
               August 21, 2003 which set forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              LEUCADIA NATIONAL CORPORATION
                                                     (Registrant)




Date:  November 14, 2003                      By: /s/ Barbara L. Lowenthal
                                                  ----------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)

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