Form 10-K
period 2003-12-31
LEUCADIA NATIONAL CORP
filed 2004-03-12
CIK 96223

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                               ------------------

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003

                                       or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                   13-2615557
-----------------------------------   ------------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
       Title of Each Class                       on Which Registered
 ------------------------------------------  -----------------------------------
 COMMON SHARES, PAR VALUE $1 PER SHARE         NEW YORK STOCK EXCHANGE
                                               PACIFIC EXCHANGE, INC.

 7-3/4% SENIOR NOTES DUE AUGUST 15, 2013       NEW YORK STOCK EXCHANGE

 8-1/4% SENIOR SUBORDINATED NOTES DUE          NEW YORK STOCK EXCHANGE
   JUNE 15, 2005

 7-7/8% SENIOR SUBORDINATED NOTES DUE          NEW YORK STOCK EXCHANGE
   OCTOBER 15, 2006

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE.
 ------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [_]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2003 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $1,496,104,000.

On March 5, 2004, the registrant had outstanding 70,867,502 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2004 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.
 ===============================================================================

                                     PART I


Item 1.      Business.
------       --------


                                   THE COMPANY


        The Company is a diversified holding company engaged in a variety of businesses, including telecommunications, healthcare services, banking and lending, manufacturing, real estate activities, winery operations, development of a copper mine and property and casualty reinsurance. The Company concentrates on return on investment and cash flow to build long-term shareholder value, rather than emphasizing volume or market share. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. In identifying possible acquisitions, the Company tends to seek assets and companies that are troubled or out of favor and, as a result, are selling substantially below the values the Company believes to be present.

        Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $2,134,200,000 at December 31, 2003, equal to a book value per common share of the Company (a "common share") of negative $.11 at December 31, 1978 and $30.13 at December 31, 2003. The December 31, 2003 shareholders' equity and book value per share amounts have been reduced by the $811,900,000 special cash dividend paid in 1999.

        In November 2003, pursuant to a registered exchange offer and merger agreement, the Company acquired the balance of the outstanding common stock of WilTel Communications Group, Inc. ("WilTel") that it did not already own for 11,156,460 of the Company's common shares. The Company had previously acquired 47.4% of the outstanding common stock of WilTel during 2002 for cash consideration of $353,900,000, including expenses. WilTel is a telecommunications company that owns or leases and operates a nationwide inter-city fiber-optic network providing Internet, data, voice and video services. Upon completion of the exchange offer and merger, WilTel became a consolidated subsidiary of the Company.

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

        The Company's banking and lending operations have historically consisted of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). However, as a result of increased loss experience and declining profitability in its automobile lending program, the Company stopped originating new automobile loans in September 2001. In January 2003, the Company ceased originating loans in all other lending programs. Operating activities at this segment are currently limited to maximizing the amount collected from its loan portfolio and liquidating the business in an orderly and cost efficient manner.

        The Company's manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, agriculture, packaging, carpet padding, filtration and consumer products.

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

        The Company's copper mine development operations consist of its 72.5% interest in MK Gold Company ("MK Gold"), a publicly traded company listed on the NASD OTC Bulletin Board (Symbol: MKAU).

        The Company's property and casualty reinsurance business is conducted through its 16.1% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business.

        Certain of the Company's subsidiaries have substantial tax loss carryforwards. The amount and availability of the tax loss carryforwards are subject to certain qualifications, limitations and uncertainties as more fully discussed in the "Notes to the Consolidated Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The Company does not currently maintain a website, but expects to create a website prior to its 2004 annual meeting of shareholders. The Company will provide without charge upon request copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Requests for such copies should be directed to: Leucadia National Corporation, 315 Park Avenue South, New York, NY 10010 (telephone number (212) 460-1900), Attention: Corporate Secretary.

FINANCIAL INFORMATION ABOUT SEGMENTS

        The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. The Company's telecommunications business is conducted by WilTel and contains two segments, Network and Vyvx. Network owns or leases and operates a nationwide fiber optic network over which it provides a variety of telecommunications services. Vyvx transmits audio and video programming over the network and distributes advertising media in physical and electronic form. The Company's other segments include healthcare services, banking and lending, manufacturing and domestic real estate. Healthcare services primarily include the provision of physical, occupational, speech and respiratory therapy services. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans were primarily funded by deposits insured by the FDIC. The banking and lending segment has ceased originating any new loans and is liquidating its business in an orderly manner. Manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of winery operations and development of a copper mine.

        Associated companies include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. Prior to the acquisition of the outstanding common stock of WilTel that it didn't already own in November 2003, the Company accounted for its 47.4% interest in WilTel as an associated company. Other investments in associated companies include Olympus, a Bermuda-based reinsurance company, Berkadia LLC ("Berkadia"), a joint venture formed to facilitate the chapter 11 restructuring of The FINOVA Group Inc. ("FINOVA"), HomeFed Corporation ("HomeFed"), a corporation engaged in real estate activities, Jefferies Partners Opportunity Fund II, LLC ("JPOF II") and EagleRock Capital Partners (QP), LP ("EagleRock"). Both JPOF II and EagleRock are engaged in investing and/or securities transactions activities.

        Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium and an interest, through MK Gold, in a copper deposit in Spain. WilTel owns or has the right to use certain cable systems which connect its U.S. domestic network to foreign countries, and has the right to use wavelengths in Europe which it is currently not using. In addition to its investment in Bermuda-based Olympus, the Company also owns 36% of the electric utility in Barbados. The Company does not have any other material foreign operations or investments.

        Except for the telecommunications segments of WilTel, the primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

        The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable measure under generally accepted accounting principles ("GAAP"), which is used for all other reportable segments, for the period from November 6, 2003 through December 31, 2003 (in millions):

                                                                           Network            Vyvx
                                                                          ---------         --------
Segment profit from operations (1)                                        $   13.3          $   4.1
Depreciation and amortization expense                                        (37.2)            (2.0)
Interest expense, net of investment income (2)                                (4.0)             (.1)
Other non-operating income (expense), net (2)                                  1.8               .5
                                                                          ---------         --------
Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in
   income (losses) of associated companies                                $  (26.1)         $   2.5
                                                                          =========         ========

(1) See note (c) to segment information below.

(2) These items have been allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

        Certain information concerning the Company's segments for 2003, 2002 and 2001 is presented in the following table. Associated Companies are only reflected in the table below under identifiable assets employed.

                                                                     2003               2002               2001
                                                                     ----               ----               ----
                                                                                    (In millions)
Revenues (a):
   Network                                                          $  218.4            $      -           $      -
   Vyvx                                                                 21.2                   -                  -
   Healthcare Services                                                  71.1                   -                  -
   Banking and Lending                                                  62.3                95.9              122.4
   Manufacturing                                                        54.1                51.0               57.4
   Domestic Real Estate                                                 54.4                51.3               65.3
   Other Operations                                                     36.7                48.3               39.3
   Corporate (b)                                                        42.5                (4.7)              89.8
   Intersegment elimination (c)                                         (4.3)                  -                  -
                                                                    ---------           ---------          ---------

        Total consolidated revenues                                 $  556.4            $  241.8           $  374.2
                                                                    =========           =========          =========

Income (loss) from continuing operations
 before income taxes, minority expense
 of trust preferred securities and equity
 in income (losses) of associated
 companies:
   Network (c)                                                      $  (26.1)           $      -           $      -
   Vyvx (c)                                                              2.5                   -                  -
   Healthcare Services                                                  (2.3)                  -                  -
   Banking and Lending                                                   8.4                 1.9               (6.1)
   Manufacturing                                                         4.4                 3.1                7.8
   Domestic Real Estate                                                 18.1                16.7               30.4
   Other Operations                                                     (1.5)               11.7                8.2
   Corporate (b)                                                       (37.5)              (74.9)              32.8
                                                                    ---------           ---------          ---------
        Total consolidated income (loss) from
         continuing operations before income
         taxes, minority expense of trust
         preferred securities and equity in income
         (losses) of associated companies                           $  (34.0)           $  (41.5)          $   73.1
                                                                    ========            ========           ========

Identifiable assets employed:
   Network                                                          $1,628.8            $      -           $      -
   Vyvx                                                                115.5                   -                  -
   Healthcare Services                                                  54.6                   -                  -
   Banking and Lending                                                 252.4               481.5              595.7
   Manufacturing                                                        50.8                51.5               59.3
   Domestic Real Estate                                                165.0               106.8              176.4
   Other Operations                                                    253.4               193.7              171.2
   Investments in Associated Companies:
      WilTel                                                               -               340.6                  -
      Other Associated Companies                                       430.9               397.1              358.8
   Net Assets of Discontinued Operations                                   -                   -               44.0
   Corporate                                                         1,445.8               970.6            1,063.7
                                                                    ---------           ---------          ---------

        Total consolidated assets                                   $4,397.2            $2,541.8           $2,469.1
                                                                    =========           =========          =========


(a) Revenues for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

(b) For 2003, includes a provision of $6,500,000 to write down investments in certain available for sale securities and an investment in a non-public security. For 2002, includes a provision of $37,100,000 to write down investments in certain available for sale securities and an equity investment in a non-public fund. The write down of the available for sale securities resulted from a decline in market value determined to be other than temporary.

(c) Eliminates intersegment revenues billed from Network to Vyvx. However, the intersegment revenues are included in the calculation to determine the income (loss) from continuing operations for each of Network and Vyvx.


At December 31, 2003, the Company and its consolidated subsidiaries had 5,269 full-time employees.

                               TELECOMMUNICATIONS

ACQUISITION
-----------

        In December 2002, the Company completed the acquisition of 44% of the outstanding common stock of WilTel for an aggregate purchase price of $333,500,000, including expenses. The WilTel stock was acquired by the Company under the chapter 11 restructuring plan of Williams Communications Group, Inc., the predecessor of WilTel. In October 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. Together, these transactions resulted in the Company acquiring 47.4% of the outstanding common stock of WilTel during 2002.

        In November 2003, the Company consummated an exchange offer and merger agreement pursuant to which all public WilTel stockholders received .4242 of a Leucadia common share for each share of WilTel common stock. Leucadia issued 11,156,460 of its common shares in exchange for all of the WilTel common stock that it didn't previously own. The merger agreement also provided that WilTel stockholders receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if the Company sells substantially all of WilTel's assets or outstanding shares of capital stock prior to October 15, 2004, or consummates such a sale at a later date if the sale agreement was entered into prior to August 21, 2004, and in either case the net proceeds exceed the valuation ascribed to WilTel's equity in the merger transaction. The 2003 acquisition was wholly unrelated to the initial acquisition in 2002; the Company's decision to acquire the remaining WilTel shares was based upon developments subsequent to the initial 2002 purchase.

        The aggregate purchase price for the 2003 acquisition was approximately $425,300,000, consisting of $422,800,000 of Leucadia common shares (based on a Leucadia stock price of $37.90 per share) and cash expenses of $2,500,000. The purchase price does not include any amounts related to the contingent sale rights, which would be accounted for as additional purchase price consideration if, and when, they result in the issuance of additional Leucadia common shares (up to an aggregate maximum of 11,000,000 additional Leucadia common shares). Following completion of the merger, the Company has consolidated the financial condition and results of operations of WilTel, and no longer accounts for its investment in WilTel under the equity method of accounting. In the aggregate, the Company invested $779,200,000 in cash and common shares issued to acquire 100% of WilTel during 2002 and 2003.

        Certain telecommunications terms used throughout this section are defined under "Telecommunications Glossary" below.

NETWORK
-------

Business Description

        Through its Network segment, WilTel owns or leases and operates a nationwide inter-city fiber-optic network. WilTel has also built a fiber-optic network within certain cities in the U.S and has the ability to connect to networks outside the U.S. Network provides Internet, data, voice, and video services to companies that use high-capacity and high-speed telecommunications in their businesses. Network sells its products to the wholesale carrier and enterprise market segments, and many of its most significant customers provide retail telecommunications services to consumers and businesses. Network's fastest growing and largest revenue component is its voice business.

         Network also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Purchasers of dark fiber rights install their own electrical and optical transmission equipment. Network also provides space and power to collocation customers at network centers and a variety of professional and managed services including network design and construction, network management and network monitoring or surveillance.

        WilTel's network includes ownership interests in or rights to use:

     - nearly 30,000 miles of fiber-optic cable in the U.S., of which 28,627 is currently in service;

     -    local fiber optic cable networks within 36 of the largest U.S. cities;

     -    118 network centers located in 107 U.S. cities;

     - fiber-optic cable connecting the U.S. and Mexico in California and Texas, and the U.S. and Canada in Washington, Michigan, and New York;

     - capacity on five major undersea cable systems connecting the continental U.S. with Europe, Asia, Australia, New Zealand, Guam and Hawaii; and

     - rights to use wavelengths in Europe connecting the UK, France, Germany, Belgium, the Netherlands, Norway, Denmark, Finland, and Sweden. These rights have been exercised and wavelengths are available but not currently in use.

Properties

        U.S INTER-CITY NETWORK

                                                                               Miles In        Average Number of
                       The WilTel Network             Route Miles             Operation        Fibers Per Cable
                       ------------------             -----------             ---------        ----------------
   Wholly owned fiber routes, built by WilTel            16,632                 16,021                  123
   Fiber routes jointly owned (1)                         1,258                  1,258                   12
   Fiber routes through dark fiber rights (2)            11,348                 11,348                   17
                                                         ------                 ------
   Total                                                 29,238                 28,627
                                                         ======                 ======

     (1) This category consists of Network's fiber rights in routes that have been jointly constructed by a limited liability company in which WilTel shares equal ownership and control with two other parties.

     (2) This category consists of rights in dark fiber and conduits that Network has obtained. Network has obtained approximately 11,348 route miles, all of which have had fiber-optic cable installed. Network manages the transmission equipment on the routes it acquired, and it typically pays for the maintenance of fiber-optic strands and rights of way.

        Network also leases capacity from both long-distance and local telecommunications carriers, including its competitors, in order to meet the needs of its customers. Leases of capacity are distinguished from rights in dark fiber in that capacity leases are for only a portion of the fiber capacity and the lessor supplies and operates the equipment to transmit over the fiber. Capacity leases are generally for terms of one month to five years, but can be longer. Network leases from third parties less than one percent of its U.S. network capacity currently in use. These leases are for areas where Network does not have its own network capacity, or such capacity is not currently sufficient to meet the expected demand.

        WilTel commenced construction of its network in 1997, began providing services in 1998 and had substantially completed construction in 2002. The domestic voice network grew to 20 switches as of December 31, 2003, including eighteen domestic switches and two gateway switches. The gateway switches offer foreign termination and inbound domestic termination to other carrier customers.

        Conduit and fiber-optic cable. The WilTel network contains multiple conduits along more than 90% of the routes it constructed. When constructing fiber-optic cable, the manufacturer places fiber-optic strands inside small plastic tubes, wraps bundles of these tubes with plastic, and strengthens them with metal. Network then places these bundles inside a conduit, which is high-density polyethylene hollow tubing one-and-one-half to two inches in diameter. The conduit is generally buried approximately 42 inches underground along pipeline or other rights of way corridors. Network also uses steel casing in high-risk areas, including railroad crossings and high-population areas, thereby providing greater protection for the cable. The first conduit generally contains a cable that has between 96 and 144 fibers, and the second conduit or, where constructed, a third conduit, serves as a spare. The spare conduits allow for future technology upgrades, potential conduit sales, and expansion of capacity. Network generally plans to retain from 8 to 24 fibers throughout the network for its own use, with the remainder made available for leases of dark fiber.

        Rights of way. The WilTel network was primarily constructed by digging trenches along rights of way, or rights to use the property of others, which Network obtained throughout the United States from various landowners. Generally, where feasible, Network used the rights of way of pipeline companies that WilTel believed provided greater physical protection of the fiber system and resulted in lower construction costs than systems built over more public rights of way. Almost all of its rights of way extend through at least 2018. Rights of way are generally for terms of at least 20 years, and most cover distances of less than one mile.

        LOCAL NETWORK

        As of December 31, 2003, Network was providing services on local networks in 36 U.S. cities. These cities are: Anaheim, CA; Atlanta, GA; Bakersfield, CA; Baltimore, MD; Boston, MA; Chicago, IL; Columbus, OH; Dallas, TX; Fresno, CA; Houston, TX; Jersey City, NJ; Kansas City, KS; Laredo, TX; Los Angeles, CA; McAllen, TX; Modesto, CA; Miami, FL; Milwaukee, WI; Minneapolis, MN; New York, NY; Newark, NJ; Oakland, CA; Philadelphia, PA; Phoenix, AZ; Portland, OR; Riverside, CA; Sacramento, CA; San Francisco, CA; San Jose, CA; Santa Clara, CA; Seattle, WA; Secaucus, NJ; St. Louis, MO; Tucson, AZ; Tulsa, OK; and Washington, D.C. WilTel also has rights to utilize 30,740 local dark fiber miles in the U.S. through a fiber lease agreement with AboveNet Communications, Inc. ("AboveNet", formerly Metromedia Fiber Network). In addition, WilTel has the right to lease an additional 54,324 of dark fiber miles anywhere that AboveNet may construct or currently owns dark fiber in the U.S. or Europe.

Products and Services

        Network's principal products and services are as follows:

        Packet-based data products. These services provide connections for Internet, data, voice, and video networks at variable capacities between two or more points. Specific packet-based data products include ATM, Frame Relay, Internet Protocol ("IP") transport and IP virtual private networks. These services are generally billed on a usage basis.

        Private line products. Network provides customers with fixed amounts of point-to-point capacity at a protected or unprotected service level; a protected service level provides customers with backup capacity should they decide to purchase that product. These services are billed as fixed monthly fees, regardless of usage.

        Voice services. Network provides wholesale origination, transport and termination, as well as calling card, directory assistance, operator assistance, toll-free services and international termination to more than 200 countries.

        Optical wave services. This service is a point-to-point service, which has no back-up or protection capacity, and which allows a customer the exclusive use of a portion of the transmission capacity of a fiber-optic strand rather than the entire fiber strand. A purchaser of optical wave services installs its own electrical interface, switching and routing equipment.

        Backhaul services. Network has interconnected international cable landing stations on the West and East Coasts with fiber optic rings capable of terminating cable traffic at specified Network centers. These services are made available to customers that have access to their own undersea cables and require domestic interconnection services only.

Customers

        Network offers services to both carrier and enterprise markets, and its customers currently include Regional Bell Operating Companies, cable television companies, Internet service providers, application service providers, data storage service providers, managed network service providers, digital subscriber line service providers, long distance carriers, local service providers, utilities, governmental entities, educational institutions, international carriers and other communications services providers who desire high-capacity and high-speed products on a carrier services basis.

        SBC Communications Inc. ("SBC"), a major communications provider in the U.S., is WilTel's largest customer. Sales to SBC accounted for 65% of 2003 Network revenues included in the Company's consolidated statement of operations. WilTel has entered into preferred provider agreements with SBC that extend until 2019, although the agreements may be terminated prior to then by either party under certain circumstances. The agreements provide that:

     o WilTel is SBC's preferred provider for domestic voice and data long distance services and select international wholesale services, requiring that SBC seek to obtain these services from WilTel before it obtains them from any other provider; and

     o SBC is WilTel's preferred provider for select local exchange and various other services, including platform services supporting its switched voice services network, requiring that WilTel seek to obtain these services from SBC before it obtains them from any other provider.

      For the services each party must seek to obtain from the other, the prices, determined separately for each product or service, generally will be equal to the lesser of the cost of the product or service plus a specified rate of return, the prices charged to other customers, the current market rate or, in some circumstances, a specific rate. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider. WilTel and SBC have agreed to use a fixed price for voice transport services (the substantial majority of WilTel's SBC generated revenue) through January 2005. Although it is difficult to identify a precise market price since the products and services provided to each customer are customized to meet the needs of each customer, the Company believes that the fixed price being charged to SBC is representative of the current market price for voice transport services.

        The methodologies that WilTel uses to determine the current market price and the cost of the product or service upon which a specified rate of return applies are complex and subject to different interpretations. If SBC and WilTel are unable to agree on the methods used, the agreements with SBC provide that any disputes be resolved through binding arbitration. If SBC were to successfully challenge WilTel's pricing methodology in an arbitration proceeding, resulting in a significant reduction in the voice transport price, WilTel may not be able to continue to provide services to SBC. The Company is unable to predict the ultimate outcome of future price discussions with SBC.

        SBC has the right to terminate the agreements if WilTel begins to offer certain services that are competitive with SBC's services, if WilTel materially breaches its agreements or WilTel has a change in control without SBC's consent (excluding the acquisition by the Company). WilTel has the right to terminate the agreements if SBC materially breaches its agreements or SBC has a change in control without WilTel's consent. In the event of a termination by either party due to these actions, the terminating party has the right to receive transition costs from the other party, not to exceed $200,000,000.

        Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination.

Sales and Marketing

        Network's sales and marketing organizations target customers that require high volumes of bandwidth to operate their businesses. The successful acquisition of a new customer requires a high degree of technical knowledge about both the product being sold and the customer's operation, in particular since most of Network's products need to be specifically configured to meet the unique needs of each customer.

        Network has a centralized marketing organization that has established a segment-wide approach to marketing and product management. The marketing organization is responsible for advanced market planning and segmentation, product planning and development, product marketing, advertising, lifecycle management, product economics, pricing and competitive analysis.

Competition

        The telecommunications industry is highly competitive. Some of Network's competitors may have financial, personnel and other resources significantly greater than those of Network. In the market for carrier services, Network competes primarily with AT&T, MCI, Sprint, Qwest, Level 3, Global Crossing, 360 Networks and Broadwing. Many of these competitors have revenues and customer bases far larger than those of Network. Network also competes with numerous other service providers that focus either on a specific product or set of products or within a geographic region. Network competes primarily on the basis of price, network reliability, customer service and support. Network's services within local markets in the U.S. face additional competitors, including the traditional regional telephone companies and other local telephone companies.

        The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, many industry participants have gone through bankruptcy, those forecasts have not materialized, telecommunications capacity now far exceeds actual demand and the resulting marketplace is characterized by fierce price competition as competitors seek to secure market share. Resulting lower prices have eroded margins and have kept many in the industry from attaining positive cash flow from operations. The Company does not know if and when the current pricing environment will improve or achieve stability.

VYVX
----
Business Description

        Vyvx transmits audio and video programming for its customers over Network's fiber-optic network and via satellite. It uses Network's fiber-optic network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. These events include live sporting events of the major professional sports leagues, including the last fifteen Super Bowls. For live events where the location is not known in advance, such as breaking news stories in remote locations, Vyvx provides an integrated satellite and fiber-optic network based service to transmit the content to its customers. Most of Vyvx's customers for these services contract for the service on an event-by-event basis; however, Vyvx has some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time they wish.

        Vyvx also distributes advertising spots and syndicated programming to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

Products and Services

        Vyvx's primary products and services are as follows:

          Fiber Optic and Satellite Video Transport Services. Vyvx offers various products to provide audio and video feeds over fiber or satellite for broadcast and production customers. These products vary in capacity provided, frequency of use (i.e., may be provided on an occasional or dedicated basis) and price. In 2004, Super Bowl XXXVIII was the first live broadcast event ever carried using Vyvx's new high definition (HD) transport product.

          Advertising Distribution Services. These services include:

               Audio Distribution. Vyvx sends radio spots to stations via electronic and physical distribution. Spots are distributed to over 10,000 stations in North America via the Internet using no proprietary hardware.

               Video Distribution. Vyvx has the capability to electronically and physically deliver television spots to more than 1,130 television stations across the United States as well as broadcasters and cable networks.

               Storage. Vyvx offers secure storage of media components in Vyvx's climate-controlled storage facilities located in Burbank, Chicago and New York City.

Customers

        Vyvx sells to media content service providers and businesses that use media content as a component of their business. It does not compete with its media customers for retail end-users. It has approximately 2,000 customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, advertising agencies and their advertisers, television companies and movie production companies. Approximately 67% of 2003 Vyvx revenue included in the Company's consolidated statement of operations was derived from its top 10 customers. Fox Entertainment Group, Inc. and its parent company The News Corporation Limited, through their various news, sports and entertainment businesses, accounted for approximately 21% of Vyvx's revenues.

Sales and Marketing

        Vyvx has sales personnel located in ten states throughout the U.S. to provide service to its domestic and international customers. The largest sales office is in New York City, where many of Vyvx's largest customers are based.

Competition

        The Company believes that no single competitor currently exists that offers all of the services being offered by Vyvx. Vyvx encounters smaller competitors in the market place, each of which historically has offered only one or two of Vyvx products.

TELECOMMUNICATIONS GLOSSARY
---------------------------

ACCESS - a long distance carriers' use of local exchange facilities to originate or terminate long distance traffic.

ASYNCHRONOUS TRANSFER MODE (ATM) - a high-speed multiplexing and switching technique that uses fixed cell sizes of 53 bytes each to transport voice, data and video traffic.

BANDWIDTH - the width of or measure of capacity of a communications channel; analog channel capacity is measured in hertz and digital channel capacity is measured in bits per second.

CAPACITY - the information carrying ability of a telecommunications facility. The facility determines what measure is appropriate. For example, a private line's capacity could be measured in bits per second. A switch's capacity could be measured in the maximum number of calls per hour.

CARRIER - a provider of communications transmission services.

CARRIER CLASS CUSTOMER - a customer who has significant bandwidth capacity requirements that would rival the capacity requirements of a wholesale carrier.

DARK FIBER - installed fiber optic cable which is not connected to transmission equipment and so is not capable of carrying transmission services.

FIBER-OPTIC CABLE - a transmission medium consisting of a core of glass or plastic which is surrounded by a protective cladding, strengthening material and an outer jacket. Signals are transmitted as light pulses, introduced into the fiber by a light transmitter (a light emitting diode or a laser). Low data loss, high-speed transmission, large bandwidth, small physical size, light weight and freedom from electromagnetic interference and grounding problems are some of the advantages offered by fiber-optic cable.

FRAME RELAY - access method for interconnecting local area networks to end points in a wide area network; data is placed in frames of varying size, and the technology allows for faster transmission via efficient error correction.

GATEWAY SWITCH - a switch that allows signals to cross from one network to another.

INTERNET PROTOCAL (IP) - the communications standard used for delivering individual data packets to their destinations by tracking the Internet addresses of the sender and receiver.

LOCAL AREA NETWORK (LAN) - a data communications network that links together computers and peripherals to serve users within a confined area.

MULTIPLEXING - consolidation of multiple signals into a single, complex signal that is transmitted to a receiver; the receiver decomposes the complex signal into its constituent elements.

NETWORK CENTER - an environmentally controlled secure location containing equipment and staff, and space and power for collocation customers, where various network management and control functions are conducted.

OPTICAL WAVE - see "Wavelengths" below.

SWITCH - mechanical or electronic device for making, breaking or changing the directional flow of electrical or optical signals.

TRANSMISSION - sending electrical signals that carry information over a line to a destination.

VIRTUAL PRIVATE NETWORK (VPN) - private, secure switched voice or data network between two or more sites that allows them to contact each other as if they were connected with dedicated or private line facilities but over public segments.

WAVELENGTHS - a portion of the transmission capacity of a fiber-optic cable rather than the entire fiber cable. A purchaser of optical wave or wavelength installs its own electrical interface, switching and routing equipment.


GOVERNMENT REGULATION
---------------------

Overview

           WilTel is subject to significant federal, state, local and foreign laws, regulations and orders that affect the rates, terms and conditions of certain of its service offerings, its costs and other aspects of its operations. Regulation of the telecommunications industry varies from state to state and from country to country, and it changes regularly in response to technological developments, competition, government policies and judicial proceedings. Some of these changes and potential changes are discussed below. The Company cannot predict the impact, nor give any assurances about the materiality of any potential impact, that such changes may have on its business or results of operations, nor can it guarantee that domestic or international regulatory authorities will not raise material issues regarding its compliance with applicable laws and regulations.

        The Federal Communications Commission ("FCC") has jurisdiction over WilTel's facilities and services to the extent those facilities are used in the provision of interstate telecommunications services (services that originate and terminate in different states) or international telecommunications services. State regulatory commissions generally have jurisdiction over facilities and services to the extent the facilities are used in intrastate telecommunications services. Foreign laws and regulations apply to telecommunications that originate or terminate in a foreign country. Generally, the FCC and state commissions do not regulate Internet, video conferencing or certain data services, although the underlying telecommunications services components of such offerings may be regulated in some instances.

        WilTel's operations also are subject to a variety of environmental, building, safety, health and other governmental laws and regulations.

Federal Regulation

        The Communications Act of 1934. The Communications Act of 1934, as amended (the "Communications Act") grants the FCC authority to regulate interstate and foreign communications by wire or radio. The Telecommunications Act of 1996 (the "1996 Act") establishes a framework for fostering competition in the provision of local and long distance telecommunications services. WilTel is regulated by the FCC as a non-dominant carrier and, therefore, is subject to less comprehensive regulation than dominant carriers under the Communications Act. WilTel is subject to certain provisions of Title II of the Communications Act applicable to all common carriers that require WilTel to offer service upon reasonable request and pursuant to just and reasonable charges and practice, and prohibit WilTel from unjustly or unreasonably discriminating in its charges or practices. The FCC has authority to impose more stringent regulatory requirements on non-dominant carriers. The FCC reviews its rules and regulations from time to time, and WilTel may be subject to those new or changed rules.

        WilTel has obtained authority from the FCC to provide international services between the U.S. and foreign countries, and has registered with the FCC as a provider of domestic interstate long distance services. WilTel believes that it is in material compliance with applicable federal laws and regulations, but cannot guarantee that the FCC or third parties will not raise issues regarding its compliance with applicable laws or regulations.

        Long Distance Regulation. Regulation of other carriers in the communications industry also may affect WilTel. For example, Section 271 of the Communications Act had prohibited Regional Bell Operating Companies ("RBOCs") and their respective affiliates from providing long distance services between so-called Local Access and Transport Areas ("LATAs") in their region, and between their region and other states, until they have demonstrated to the FCC, on a state-by-state basis, that they have satisfied certain procedural and substantive requirements set forth in the 1996 Act. As of now, the FCC has granted Section 271 authority to all RBOCs in each of their in-region states.

        In a state where a RBOC has received authority to provide long distance telecommunications service, Section 272 of the Communications Act requires the RBOC to maintain a separate affiliate and to comply with certain structural and operational safeguards for its long distance operations, all of which impose on RBOCs significant costs related to maintaining separate equipment, employees and processes. This separate affiliate requirement expires on a state-by-state basis three years after the RBOC first obtained approval to provide long distance service in a given state, unless the FCC extends the three-year period. If a RBOC chooses to provide long distance telecommunications services without a separate affiliate in a state where the separate affiliate requirement has expired, the RBOC currently is subject to heightened regulation of its rates for long distance services. The FCC is considering several options for strengthening or weakening regulation governing the RBOCs provision of long distance telecommunications services without a separate affiliate, as well as a proposal to eliminate portions of the Section 272 requirements.

        The Section 272 separate subsidiary requirement for two of WilTel's largest customers, Verizon in New York and SBC in Texas, Oklahoma and Kansas, has expired and has not been extended by the FCC. WilTel does not expect the FCC to extend the requirement in any other states as the 3-year period elapses in such states. While the RBOCs' entry into the long distance market could provide opportunities for WilTel to sell dark fiber or lease high-volume long distance capacity to the RBOCs, it could also allow the RBOCs to provide the same services that WilTel currently provides, services which RBOCs currently purchase from WilTel. Increased competition from the RBOCs could have an adverse effect on WilTel's business, as the RBOCs will be able to market integrated local and long distance services and may enjoy significant competitive advantages. Because RBOCs account for more than 50% of WilTel's Network revenues, changes in a RBOC's ability to offer long distance services could pose risks to WilTel's business in the future, although the impact of any such change cannot be determined at this time.

        Local Service Regulation. In addition to overseeing the entry of the RBOCs into the long distance market, the FCC was required, pursuant to the 1996 Act, to establish national rules implementing the local competition provisions of the 1996 Act. More specifically, the 1996 Act imposed duties on all local exchange carriers, including incumbent local exchange carriers ("ILECs") and new entrants (sometimes referred to as competitive local exchange carriers, or "CLECs") to provide network interconnection, reciprocal compensation, resale, number portability and access to rights-of-way. Where WilTel provides local telecommunications services, it must comply with these statutory obligations and the FCC's implementing rules.

        On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit struck down an FCC rule that required regional telephone companies to open their networks to competitors at reasonable rates. Although a majority of the Commissioners has announced an intention to seek an appeal of this ruling, should the ruling be upheld, competing telephone companies could incur higher costs to lease parts of local networks or have to invest in their own equipment to be able to offer local phone service. This could result in increased costs to WilTel and certain of its customers. The impact of this ruling, possible appeal and ultimate effect on WilTel's business or operations cannot currently be determined.

        Access Regulation. Federal regulation affects the cost and thus the demand for long distance services through regulation of interstate access charges, which are the local telephone companies' charges for use of their exchange facilities in originating or terminating interstate transmissions. The FCC regulates the interstate access rates charged to long distance carriers by ILECs and CLECs for the local origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance traffic. Since the 1996 Act, the FCC has restructured the access charge system, resulting in significant downward changes in access charge rate levels.

        On May 31, 2000, the FCC adopted a proposal submitted by a coalition of long distance companies and RBOCs, referred to as "CALLS," pursuant to which ILEC access rates must be decreased in stages over five years. On September 10, 2001, the United States Court of Appeals for the Fifth Circuit upheld most of the FCC's CALLS order, but remanded for further consideration portions of the order that created a new universal service fund and that set a factor applied annually to reduce access rates at a certain pace. WilTel cannot determine at this time the outcome or likely effect, if any, of that remand proceeding on its business or operations.

        On April 27, 2001, the FCC issued a ruling regarding the interstate access charges levied by CLECs on long distance carriers. Effective June 20, 2001, CLEC access charges were required to be reduced over a three-year period to the level charged by ILECs in the competing area. The FCC-ordered reduction in CLEC access charge rates has resulted in a substantial reduction in the per-minute rate CLECs charge WilTel for interstate access services.

        On April 19, 2001, the FCC adopted a Notice of Proposed Rulemaking seeking to unify its inter-carrier compensation rules. The FCC proposal seeks to address disparities in rates for access charges and reciprocal compensation (the rates that carriers pay each other for completing calls exchanged between them). The FCC's proposal seeks comments on a transition to a "bill and keep" system pursuant to which carriers would not exchange cash compensation, but would provide call completion services free of charge. Adoption by the FCC of a unified inter-carrier compensation regime that adopts a "bill and keep" regime or that otherwise reduces the rates that carriers may charge for access charges could significantly reduce WilTel's inter-carrier compensation costs and revenues. An inter-carrier group of telecommunications companies is seeking to develop an industry consensus to present to the FCC, on which the FCC would then invite additional comments. WilTel is unable to determine at this time the outcome of the FCC proceeding and the industry effort or the resulting impact, if any, on WilTel's business.

        Voice-over-IP. In a 1998 report to Congress, the FCC suggested, but did not conclude, that telephone calls using IP could be considered telecommunications services. The FCC has also been asked to consider the regulatory implications of such "voice-over-IP" technology. Certain ILECs have asked the FCC to rule that certain transmission services, such as calls made over the Internet, are subject to regulation as telecommunications services including the assessment of interstate switched access charges and universal service fund assessments. On February 5, 2003, pulver.com filed a petition for declaratory ruling that a service offering that uses IP voice communications is neither telecommunications nor a telecommunications service. On February 19, 2004, the FCC held that the specific "IP-to-IP" service offered by pulver.com is an interstate information service and is neither telecommunications nor a telecommunications service.

        Several other voice-over-IP petitions have also been filed. On October 18, 2002, AT&T filed a petition for declaratory ruling that phone-to-phone IP telephone service is an enhanced service carried over the same common Internet backbone facilities as other public Internet traffic, that as such it is a local service exempt from access charges, and that all other phone-to-phone IP and voice-over-IP telephony services are exempt from access charges applicable to circuit-switched interexchange calls unless the FCC prospectively rules otherwise. The FCC may rule on the AT&T petition during the second quarter of 2004. In September 2003, Vonage Holdings Corporation asked the FCC to preempt the Minnesota Public Utility Commission from regulating Vonage's services as a telecommunications service subject to full state regulation. During 2004, both Level 3 Communications and SBC filed petitions seeking FCC rulings on the regulatory framework for voice-over-IP related offerings. Decisions on the Level 3 and SBC petitions are expected towards the beginning of 2005. As carriers and their customers migrate to IP and packet-based technologies, the outcome of such proceedings is likely to affect carrier-carrier and carrier-customer relationships. WilTel is unable to determine at this time the outcome of any of these proceedings or the impact, if any, they could have on its business.

        Universal Service. Pursuant to the 1996 Act, in 1997 the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, to low-income customers, and to qualifying schools, libraries and rural healthcare providers. Providers of interstate and international telecommunications services, and certain other entities, must pay for these programs by contributing to a Universal Service Fund (the "Fund"). The rules concerning which services are considered when determining how much an entity is obligated to contribute to the Fund are complex; however many of the services sold by WilTel are included in the calculation. Current rules require contributors to make quarterly and annual filings reporting their revenues, and the Universal Service Administrative Company issues monthly bills for the required contribution amounts, based on a quarterly contribution factor approved by the FCC. The FCC announced assessments for the first quarter of 2004 of 8.7% have been reduced from 9.2% in the fourth quarter of 2003. The contribution factor may be higher in future quarters. A portion of WilTel's gross revenues from the provision of interstate and international services are subject to these assessments. For the year ended December 31, 2003, WilTel was assessed approximately $7,100,000 by the Fund.

        On December 13, 2002, the FCC issued revised universal service rules and proposed further changes to the universal service contribution methodology. These rules, which became effective January 29, 2003 and likely will be the subject of further reconsideration and appellate proceedings, will apply on an interim basis while the FCC considers additional changes. One such interim rule requires that, beginning April 1, 2003, contributions be based on contributors' projected collected end-user telecommunications revenues, rather than on historical gross-billed revenues. Contributors will be required to report both historical gross-billed revenues from the prior quarter, and projected gross-billed and collected end-user interstate and international telecommunications revenues for the upcoming quarter. The FCC will continue to set a quarterly contribution factor. The FCC is considering other changes to the methodology that could result in WilTel paying a larger percentage of its revenues to the Fund.

        WilTel and other contributors to the federal universal service fund may recover their contributions in any manner that is equitable and nondiscriminatory, but may not mark up their federal universal service recovery above the amount of the contribution factor. Carriers may recover their contribution costs through their end-user rates, or through a line item (stated as a flat amount or percentage), provided that the line item does not exceed the total amount associated with the contribution factor. The recovery rules are the subject of a petition for reconsideration pending before the FCC. The rules also allow contributors to renegotiate contract terms that prohibit the pass-through of universal service recovery charges. Unrecovered assessments will increase WilTel's costs.

        Detariffing. In November 1996, the FCC ordered non-dominant long distance carriers to cease filing tariffs for domestic, long distance services. In March 2001, the FCC imposed similar detariffing requirements with respect to international services provided by non-dominant carriers such as WilTel. Tariffing is a traditional requirement of telephone companies whereby such companies publicly submit at state and federal regulatory agencies all terms, conditions, pricing and available services governing the sale of all regulated services to the public. The FCC has adopted further rules that require long distance carriers to make specific public disclosures on Internet web sites of their rates, terms and conditions for domestic interstate and international services. The FCC's detariffing actions may significantly affect the ability of non-dominant, interstate and international service providers such as WilTel to rely on filed rates, terms and conditions as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic, interstate and international services; such carriers instead will have to rely on individually negotiated agreements with end users. Detariffing could result in additional costs to the extent WilTel is unable to rely on posted terms and conditions.

        In 2001, a coalition of consumer-protection advocates and state regulatory commissions filed a petition for expedited rulemaking with the FCC, asking the FCC to require non-dominant interexchange carriers to give at least 30 days advance written notice to their presubscribed customers of any material change to the rates, terms or conditions of a carrier-customer agreement. The coalition argues that since detariffing took effect, customer agreements generally offered by large long-distance carriers reserve for the carriers the right to unilaterally change rates, terms and conditions at any time, thereby preventing consumers from making informed decisions regarding the terms under which they acquire service from carriers. To date, the FCC has not instituted such a proceeding. If adopted, such requirements could constrain the ability of WilTel to modify its rates, terms and conditions in response to competitive market pressures.

        Broadband Regulation. The FCC to date has treated Internet service providers as enhanced service providers rather than common carriers. As such, Internet service providers generally have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute directly to universal service funds. On December 20, 2001, the FCC issued a Notice of Proposed Rulemaking seeking comment on whether ILEC broadband offerings are telecommunications services subject to Title II jurisdiction or, as the FCC already has concluded with respect to cable modem service, information services subject only to Title I jurisdiction. In 2003, the United States Court of Appeals for the Ninth Circuit partially vacated the FCC's determination that cable modem service is subject only to Title I jurisdiction, holding that companies providing cable modem services also offer a telecommunications service component that is subject to Title II regulation. The FCC has sought rehearing of that decision. In a separate Notice of Proposed Rulemaking released February 15, 2002, the FCC sought comment on issues related to broadband access to the Internet over domestic wireline facilities, including whether facilities-based broadband Internet access providers should be required to contribute to support universal service. The FCC has not addressed either of these Notices of Proposed Rulemaking and WilTel cannot determine the impact of the Ninth Circuit decision on these proceedings.

State Regulation

        The Communications Act severely restricts state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain substantial jurisdiction over intrastate matters, and generally have adopted regulations intended to protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. Some states impose assessments for state universal service programs and for other purposes. To the extent that WilTel provides intrastate telecommunications services, WilTel is subject to various state laws and regulations.

        Most state public utility and public service commissions require some form of certificate of authority or registration before offering or providing intrastate services, including competitive local telecommunications services. Currently, WilTel or its subsidiary, WilTel Local Network, LLC, hold authorizations to provide such services, at least to some extent, in all 50 states and the District of Columbia.

        In most states, in addition to the requirement to obtain a certificate of authority, WilTel must request and obtain prior regulatory approval of price lists or tariffs containing rates, terms and conditions for its regulated intrastate services. WilTel is required to update or amend these tariffs when it adjusts its rates or adds new products. WilTel believes that most states do not regulate its provision of dark fiber. If a state did regulate its provision of dark fiber, WilTel could be required to provide dark fiber in that state pursuant to tariffs and at regulated rates.

        WilTel is also subject to various reporting and record-keeping requirements in states in which it is authorized to provide intrastate services. Many states also require prior approval for transfers of control of certified providers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and undertaking of significant debt obligations. States generally retain the right to sanction a service provider or to condition, modify or revoke certification if a service provider violates applicable laws or regulations. Fines and other penalties also may be imposed for such violations. While WilTel believes that it is substantially in compliance with applicable state laws and regulations that are material to its operations, it cannot guarantee that state regulatory authorities or third parties will not raise issues with regard to its compliance.

        State regulatory commissions generally regulate the rates that ILECs charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. WilTel's intrastate services compete against the regulated rates of these carriers and also utilize certain ILEC services. State regulatory commissions also regulate the rates ILECs charge for interconnection of network elements with, and resale of, services by competitors. State commissions have initiated proceedings that could have the potential to affect the rates, terms and conditions of intrastate services. WilTel, through WilTel Local Network, LLC, has entered into or is in the process of entering into interconnection agreements with various ILECs and the rates, terms and conditions contained in such agreements will be affected by such state proceedings.

Local Regulation

        Some jurisdictions require WilTel to obtain street use and construction permits and licenses and/or franchises before installing or expanding its fiber-optic network using municipal rights-of-way. Termination of, or failure by WilTel to renew, its existing franchise or license agreements could have a material adverse effect on its operations. In some municipalities where WilTel has installed or may construct facilities, it is required to pay license or franchise fees based on a percentage of gross revenue, a flat annual fee or a per linear foot basis. WilTel cannot guarantee that fees will remain at their current levels following the expiration of existing franchises. In addition, WilTel could be at a competitive disadvantage if its competitors do not pay the same level of fees as it does. The Communications Act requires municipalities to manage public rights of way in a competitively neutral and non-discriminatory manner and prohibits the imposition of right-of-way fees as a means of raising revenue. A considerable amount of litigation has challenged right-of-way fees on the grounds that such fees violate the Communications Act. The outcome of such litigation may affect WilTel's costs of operations.

Other U.S. Regulation

        WilTel's operations are subject to a variety of federal, state and local environmental, safety and health laws and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and endangered species, and the health and safety of employees. WilTel also may be subject to environmental laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination.

        WilTel owns or operates numerous sites in connection with its operations. WilTel monitors compliance with environmental, safety and health laws and regulations and believes it is in material compliance; however, it cannot give assurances that it has been or will be in complete compliance with these laws and regulations. WilTel may be subject to fines or other sanctions imposed by governmental authorities if it fails to obtain certain permits or violates their respective laws and regulations.

        WilTel has ownership interests in and utilizes certain submarine cable systems for the provision of telecommunications services. WilTel, through its joint ownership interests, is subject to certain state and federal laws and regulations governing the construction, maintenance and use of such facilities. Such laws and regulations may include corridor restrictions, exclusionary zones, undersea cable fees or right-of-way use fees for submerged lands. Increased regulation of cable assets or assessments may affect the cost and ultimately the demand for services provided over such facilities.

Foreign Regulation

        The provision of telecommunications services in foreign countries is also regulated and varies from country to country. Telecommunications carriers are generally required to obtain permits, licenses or authorizations to initiate or terminate communications in a country. Many regulatory systems have only recently faced the issues raised by competition and are still in the process of development. Although the services WilTel currently provides outside the U.S. are not currently material, if WilTel expands its foreign operations it will be subject to substantial regulatory requirements. Foreign telecommunications laws and regulations are changing and WilTel cannot determine at this time the impact, if any, that such future regulatory, judicial or legislative activities may have on its business or operations.

        International switched long distance traffic between two countries historically is exchanged under correspondent agreements between carriers, each owning network transmission facilities in their respective countries. Correspondent agreements generally provide for, among other things, the termination of switched traffic in, and the return of switched traffic to, the carriers' respective countries at a negotiated accounting rate. Settlement costs, typically one-half of the accounting rate, are reciprocal fees owed by one international carrier to another for transporting traffic on its facilities and terminating that traffic in the other country. The FCC and regulators in foreign countries may regulate agreements and settlements between U.S. and foreign carriers.

        In October 2002, the FCC issued a Notice of Proposed Rulemaking to consider further reforms to its International Settlement Policy, International Simple Resale policy and benchmark policy, based on increased participation and competition in the U.S.-international market, decreased settlement and end-user rates and increased liberalization and privatization in foreign markets. The outcome of this proceeding could result in lower rates for some international services and increased demand for these services by some of WilTel's customers, with a resulting increased demand for capacity on WilTel's U.S. facilities, including its domestic network.

                               HEALTHCARE SERVICES

Business Description

        In September 2003, the Company acquired Symphony for approximately $36,700,000, including expenses. Established in 1994, Symphony provides post-acute healthcare services, offering an extensive package of services to owners and operators of health care facilities. Symphony provides contract therapy, long-term care consulting and temporary staffing to skilled nursing facilities, hospitals, sub-acute care centers, assisted living facilities, schools and other healthcare providers. Symphony currently operates in 40 states, providing services at approximately 2,000 locations through its employee workforce of approximately 4,900 part-time and full time skilled healthcare professionals. The businesses owned by Symphony operate under the names RehabWorks, Symphony Respiratory Services, NurseWorks and Polaris Group.

        The principal services offered by Symphony are described below.

          o Contract Therapy Services - Physical therapy, occupational therapy, speech pathology and respiratory therapy services provided to various health care providers and schools. Services include compliance and clinical training, recruitment, orientation and staffing, management information and reimbursement expertise.

          o Healthcare Staffing Services - Placement of temporary healthcare professionals in hospitals and skilled nursing facilities generally ranging from one day to 13-week assignments.

          o Consulting Services - These services assist healthcare providers in managing Medicare reimbursement to ensure that systems and procedures are in place to manage costs and cash flow.

        When determining how to meet their rehabilitation therapy and healthcare staffing needs, healthcare providers are faced with an "in-source" or "outsource" decision, to either manage the rehabilitation therapy unit in-house or contract the service to an outside vendor. As healthcare expenditures in the U.S. have continued to increase, healthcare providers have experienced increased cost reduction pressures as a result of managed care and the implementation of prospective payment systems and other changes in Medicare reimbursement. Prior to the implementation of the prospective payment system, healthcare providers were reimbursed for all costs including overhead. Under the current reimbursement system, reimbursement is based upon fixed fee schedules. Symphony's services give its customers increased flexibility in managing staffing levels and enables them to reduce their overall costs by converting a fixed cost into a variable cost. Contract therapy is available on a full-time, part-time and on-call basis, and can be customized at each location according to the particular needs of a facility or patient. Contract therapy services also include full therapy program management with a full-time program manager who is also a therapist and two to four professionals trained in physical and occupational therapy or speech/language pathology. Symphony generally bills its customers either on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered. Symphony is also the largest provider of therapy services to the Department of Education of New York City.

        Symphony's revenues and growth are affected by trends and developments in healthcare spending, which has been increasing at an accelerated rate over the past five years. Demographic considerations also affect the amount spent on healthcare. Due to the increasing life expectancy of Americans, the number of people aged 65 years or older has been growing and is expected to increase in the future. These trends, combined with the need for healthcare providers to find more cost effective means to deliver their services, may encourage healthcare providers to use the services that Symphony offers.

Competition

        The contract therapy and healthcare staffing services businesses compete in national, regional and local markets with full-service staffing companies and with specialized staffing agencies. The program management services business competes with companies that may offer one or more of the same services and with hospitals and skilled nursing facilities that do not choose to outsource their acute rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy programs. The managed inpatient units and outpatient programs are in highly competitive markets and compete for patients with other hospitals and skilled nursing facilities.

        There is a significant shortage of skilled healthcare professionals who provide Symphony's services, and Symphony's revenues are significantly dependent on its ability to attract, develop and retain qualified nurses, therapists and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of customers. Symphony competes for healthcare staffing personnel, including nurses and therapists, with other healthcare companies, as well as actual and potential customers, some of whom seek to fill positions with either regular or temporary employees.

Government Regulation

        Healthcare providers are subject to a complex array of federal, state and local regulations which include but are not limited to Medicare and Medicaid regulations, licensure regulations, fraud and abuse regulations, as well as regulations regarding the confidentiality and security of health-related information. If Symphony fails to comply with these laws it can result in civil penalties, criminal penalties and/or exclusion from participation with programs such as Medicare and Medicaid. Failure of Symphony's customers to meet regulatory requirements could have an adverse impact on its business.

        Symphony's customers are subject to state licensure and Medicare certification requirements with respect to their facilities and healthcare professionals. Symphony is also subject to these requirements when it is the direct provider of the service. Systems are in place to assure that these requirements are met before Symphony's healthcare professionals treat patients.

        In most instances, customers participate in the Medicare and Medicaid programs as do certain of Symphony's outpatient therapy facilities. As such, they are subject to Medicare and Medicaid's regulations regarding quality of care, qualifications of personnel, adequacy of physical plant, as well as billing and payment regulations. These regulations are written, published and administered by the Centers for Medicare and Medicaid Services and are monitored for compliance.

        Various federal and state laws prohibit the knowing and willful submission of false claims or fraudulent claims to obtain payment from Medicare, Medicaid or other government programs. The federal anti-kickback statute also prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for or recommend services or goods covered by Medicare, Medicaid or other government healthcare programs.

        The Balanced Budget Act of 1997 mandated the phase-in of a prospective payment system for skilled nursing facilities and units based on resource utilization group classifications. The Act also affected Medicare reimbursement for outpatient rehabilitation services. All of the skilled nursing units to which we provide management services are now fully phased in under the resource utilization group system for skilled nursing facilities. Under the prospective payment system, reimbursement for services is based on the lesser of the provider's actual charge for such services or the applicable Medicare physician fee schedule amount established by the Centers for Medicare and Medicaid Services. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, a physician's office, or the office of a therapist in private practice. Under current law, an outpatient therapy program that is not designated as being hospital provider-based is subject to annual limits on payment for therapy services. However, these limits have been suspended through December 31, 2005.

        The Health Insurance Portability and Accountability Act of 1996 is designed to improve efficiency in healthcare delivery by standardizing electronic data interchange and by protecting the confidentiality and security of an individual's health data by setting and enforcing national standards of practice. Virtually all healthcare providers are affected by the law, which consists of three primary areas, standards for electronic transactions, privacy and security. The privacy rule and the standards for electronic transactions are currently effective and the security rule is scheduled to become effective on April 21, 2005.

                               BANKING AND LENDING

Business Description

        The Company's banking and lending operations principally are conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial ("AIF"), a Utah industrial loan corporation. AIB and AIF take money market and other non-demand deposits that are eligible for insurance provided by the FDIC. AIB and AIF had aggregate deposits of $145,500,000 and $392,900,000 at December 31, 2003 and 2002, respectively.

        The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $205,500,000 and $373,600,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, 47% were loans to individuals generally collateralized by automobiles; 47% were loans to consumers, substantially all of which were collateralized by real or personal property; 2% were loans to small businesses; and 4% were unsecured loans.

        Historically, collateralized personal automobile instalment loans were primarily made through automobile dealerships to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. These loans were made to consumers principally to purchase used, moderately priced automobiles, typically had an initial loan balance of approximately $12,200, an average contractual maturity of 58 months and an anticipated average life of 26 months. In September 2001, the Company decided to stop originating subprime automobile loans as a result of increasing loss experience and the increasingly difficult competitive environment. The Company's other consumer lending programs primarily consisted of marine, recreational vehicle, motorcycle and elective surgery loans. In January 2003, due to economic conditions, portfolio performance and the relatively small size of these loan portfolios and target markets, the Company stopped originating these loans as well.

        Since it ceased loan origination activities, operating activities at this segment have been limited to maximizing the amount collected from its loan portfolio and liquidating the business in an orderly and cost efficient manner. In September 2003, the banking and lending segment outsourced substantially all of its consumer loan servicing and collection functions to a third party service provider, in order to reduce overhead costs and convert these activities into a variable cost that declines as the size of the portfolio declines. While expense savings were achieved, delinquency in each serviced portfolio increased during the first 90 days after the transfer to the service provider and has not returned to normal levels. The Company believes the deteriorating delinquency results from the service provider not dedicating adequate resources to the collection efforts, and it has been the Company's experience that once accounts reach certain delinquency levels, a high percentage are eventually charged off. As a result, the banking and lending segment recorded an additional provision for loan losses of $4,000,000 in 2003.

        In January 2004, AIB filed an application with the Office of the Comptroller of the Currency (the "OCC"), the primary regulator of AIB, to merge AIF into AIB. In March 2004, the OCC approved AIB's application for merger subject to AIB submitting a written plan to the OCC specifying the steps and timeframes AIB will use to ensure an orderly liquidation of its operations. This condition is consistent with AIB's objectives, although AIB will not be able to surrender its national bank charter and fully liquidate its operations until such time as all deposit liabilities have been repaid or sold. The Company expects that the merger will be completed during the second quarter of 2004, will result in a further reduction in overhead costs and constitutes the next step in the liquidation of this segment. AIB has been reducing its deposit liabilities during the past two years, and is currently offering early withdrawal incentives, and may eventually sell remaining deposits to another institution. The banking and lending segment continues to have discussions with potential purchasers of its loan portfolios, although it has not yet accepted any offers. These discussions are expected to continue.

        Certain information with respect to the Company's banking and lending segment is as follows for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

                                                      2003                 2002                2001
                                                      ----                 ----                ----

Average loans outstanding                          $  282,986           $  440,810          $  545,036
Interest income earned on loans                    $   53,944           $   86,018          $  111,849
Average loan yield                                      19.1%                19.5%               20.5%
Average deposits outstanding                       $  232,631           $  454,497          $  536,020
Interest expense on non-demand deposits            $    8,553           $   18,035          $   31,499
Average rate on non-demand deposits                      3.7%                 3.9%                5.9%
Net yield on interest-bearing assets                    12.1%                11.5%               13.3%


        Investments held by the banking and lending segment are primarily short-term bonds and notes of the U.S. and its agencies.

        It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio, historical loss experience and collateral value, is deemed adequate to cover probable losses on outstanding loans. At December 31, 2003, the allowance for loan losses for the Company's entire loan portfolio was $24,200,000 or 11.8% of the net outstanding loans, compared to $31,800,000 or 8.5% of net outstanding loans at December 31, 2002.

        The Company's policy is to charge-off an account when the property securing the delinquent loan is repossessed and liquidated. Loans are generally assigned to repossession when they become 60 days delinquent. Otherwise, the Company charges off the account due to customer bankruptcy and in no event later than the month in which it becomes 120 days delinquent. The charge-off represents the difference between the net realizable value of the property and the amount of the delinquent loan, including accrued interest.

Government Regulation

        The Company's principal banking and lending operations are subject to detailed supervision by state authorities, as well as federal regulation pursuant to the Federal Consumer Credit Protection Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Right to Financial Privacy Act, the Community Reinvestment Act, the Fair Credit Reporting Act and regulations promulgated by the Federal Trade Commission and the Board of Governors of the Federal Reserve System. The Company's banking operations are subject to federal and state regulation and supervision by, among others, the OCC, the FDIC and the State of Utah. AIF's primary federal regulator is the FDIC.

           As a result of deteriorating portfolio performance and AIB's consequent decision to cease originating new consumer loans, in February 2003 AIB entered into a formal agreement with the OCC, agreeing to develop a written strategic plan subject to prior OCC approval for the continued operations of AIB, to continue to maintain certain risk-weighted capital levels, to obtain prior approval before paying any dividends, to provide certain monthly reports and to comply with certain other criteria. In May 2003, the OCC approved AIB's strategic plan. AIB is also unable to accept brokered deposits during the period the agreement remains in effect. In the event AIB fails to comply with the agreement, the OCC would have the authority to assert formal charges and seek other statutory remedies and AIB may also be subject to civil monetary penalties. AIB is complying with the agreement and, given that it has ceased all lending activities, the agreement is not expected to have a significant impact on its operations. However, no assurance can be given that other regulatory actions will not be taken.

        The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations of AIB and restricts further acquisitions of banks and savings institutions by the Company. CEBA does not restrict AIF as currently operated.


                                  MANUFACTURING

        Through its plastics division, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, agriculture, packaging, carpet padding, filtration and consumer products. The products are primarily used to add strength to other materials or act as barriers, such as warning fences and crop protection from birds. This division is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control, nonwoven reinforcement and crop protection. Certain of the division's products are proprietary, protected by patents and/or trade secrets. It markets its products both domestically and internationally, with approximately 16% of its 2003 revenues generated by customers in Europe, Latin America, Japan and Australia. Products are sold primarily through an employee sales force, located in the United States and Europe. Manufacturing revenues were $53,300,000, $50,700,000 and $53,700,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

        New product development focuses on market niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. Historically, this targeted product development generally has been carried out in partnership with a prospective customer or industry where the value of the product has been recognized. The plastics division has also begun focusing on developing products which provide an upgrade to a current product used by an existing customer. As an example, during 2004 the division launched a new biodegradable product which is being sold to existing customers in the erosion control market. Over the last several years, the plastics division has spent approximately 2% to 5% of annual sales on the development and marketing of new products and new applications of existing products.

        The plastics division is subject to domestic and international competition, generally on the basis of price, service and quality. Additionally, certain products are dependent on cyclical industries, including the construction industry. Although revenues increased by 5% in 2003, revenues declined in each of 2002 and 2001 as compared to the prior year. Revenues in all periods reflect the loss of certain customers to competitors on the basis of price, as well as lower prices charged by the division. The plastics division is attempting to develop new products, applications and markets to replace its lost business and utilize its excess capacity. In addition, the Company has been focusing on reducing operating and overhead costs, improving service levels and reducing lead times.

        The plastics division currently has excess manufacturing capacity. The excess capacity results from both the loss of customers served by its U.S. manufacturing facilities, and the failure of the division's manufacturing facility in Belgium to achieve the level of revenues and profitability that was originally expected. The Belgium facility, which became operational in the third quarter of 2001, has not been able to independently develop a sizeable customer base on its own, and the plastic division also lost a major customer for whom the facility was expected to produce products. A new general manager has been hired at the facility to develop and implement marketing and sales initiatives directed at generating revenue growth.

        The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on the plastics division.

                              DOMESTIC REAL ESTATE

        At December 31, 2003, the Company's domestic real estate assets had a book value of $144,300,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company's largest domestic real estate investment consists of a 90% interest in 8 acres of unimproved land in Washington, D.C., which was acquired in September 2003 for $53,800,000. The land is zoned for a minimum of 2,000,000 square feet of commercial office space that the Company intends to develop in phases once acceptable tenants or purchasers are identified. The Company owns a 718-room hotel located on Waikiki Beach in Hawaii that has a book value of $41,600,000 at December 31, 2003. The hotel was fully renovated during 2001 and 2002, and for 2003 had an occupancy rate of approximately 66% and a net average daily room rate of $97.94. The Company secured non-recourse financing for these two projects, which aggregated $43,800,000 as of December 31, 2003.

        The Company owns 30% of the outstanding common stock of HomeFed. In addition, as a result of a 1998 distribution to all of the Company's shareholders, approximately 9.4% and 8.7% of HomeFed is owned by the Company's Chairman and President, respectively. HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. Its principal asset is the master-planned community located in San Diego County, California known as San Elijo Hills, which it purchased from the Company in 2002. The Company accounts for its investment in HomeFed under the equity method of accounting; as of December 31, 2003 its investment had a carrying value of $40,200,000 which is included in investments in associated companies. HomeFed is a publicly traded company listed on the NASD OTC Bulletin Board (Symbol: HOFD).

        Certain of the Company's other real estate investments and their respective carrying values as of December 31, 2003 include: an operating 444,000 square foot office building in Indianapolis, Indiana ($15,600,000); a proposed 95 lot residential development project located in South Walton County, Florida ($9,800,000); and an operating shopping center on Long Island, New York that has 60,000 square feet of retail space ($7,000,000).

        The real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In order to develop its properties, the Company must obtain the approval of numerous governmental agencies regarding such matters as permitted land uses, density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for various community purposes. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals or modifications of approvals previously obtained. Delays in obtaining required approvals and authorizations could adversely affect the profitability of the Company's projects.


                                OTHER OPERATIONS

        The Company owns two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1978, while the Company started Archery Summit in 1993. These wineries primarily produce and sell wines in the luxury segment of the premium table wine market. During 2003, the wineries sold approximately 63,500 9-liter equivalent cases of wine generating wine revenues of $13,200,000. Approximately 9% of the revenues of the wineries and 24% of case sales were derived from a wine that is not in the luxury segment and is made from purchased grapes. Demand for wine in the luxury market segment can rise and fall with general economic conditions, and is also significantly affected by available supply. Luxury wines available for sale in any given year are dependent upon harvest yields of earlier periods, which can fluctuate from harvest to harvest.

         Since acquisition, the Company's investment in winery operations has grown, principally to fund the Company's acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to three years after grape harvest before the wine can be sold. For the 2003 harvest, approximately 98% of the Company's vineyards were producing grapes and the balance was under development. Certain of the wineries' production, sales and distribution activities are subject to regulation by agencies of both federal and state governments. At December 31, 2003, the Company's combined net investment in these wineries was $60,800,000.

        The Company's 72.5% interest in MK Gold had a net carrying value of $64,300,000 at December 31, 2003. MK Gold's subsidiary, Cobre Las Cruces, S.A., a Spanish company, holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. During 2003, a new feasibility study for the project was prepared by DMT-Montan Consulting GmbH, Lurgi Metallurgie GmbH, and Outokumpu Technology Group, which incorporates the requirements of various local regulatory authorities. The feasibility study includes a new proven and probable ore reserve calculation prepared by DMT which has increased to 16.1 million metric tons of copper ore at an average grade of 6.53% copper, overlain by 150 meters of unconsolidated overburden. The Company's prior feasibility study conducted in 2001 estimated a proven and probable ore reserve of 15.8 million metric tons at an average grade of 5.94% copper.

        Based on the study, the capital costs of the project are now estimated at 281 million euros ($346,400,000 at exchange rates in effect on March 9, 2004), including working capital, land purchases, and contingencies, but excluding interest during construction and other financing costs. Cash operating costs per pound of copper produced are expected to average 0.33 euros per pound ($.41 per pound) of copper produced. The project's capital and operating costs will be paid for in euros, while copper revenues during the life of the mine will be based on the U.S. dollar. Should the euro continue to appreciate against the U.S dollar, the capital cost of the mine expressed in U.S. dollar terms would increase, negatively impacting the project's viability and profitability.

        Development of the Las Cruces project will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. Environmental approval of the project has been obtained from the Spanish and Andalusian government agencies. During 2003, three important water permits and the mining concession were received, although other important permits still need to be obtained. Assuming required permits and financing are obtained in a timely manner, MK Gold anticipates that final design will begin in 2004, followed by construction and mine development thereafter. Copper production is not expected to begin until 2006. Although MK Gold believes the necessary permitting and financing will be obtained, no assurances can be given that they will be successful. Further, there may be other political and economic circumstances that could prevent or delay development of Las Cruces.

                                OTHER INVESTMENTS

        In December 2003, the Company purchased all of the debt obligations under the senior secured credit facility of ATX Communications, Inc. and certain of its affiliates ("ATX") for $25,000,000, and also entered into an amendment to the facility pursuant to which the Company agreed to refrain from exercising certain of its rights under the facility, subject to certain conditions. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the U.S. ATX is a public company traded on the NASD OTC Bulletin Board (Symbol: COMMQ).

        Concurrently with the purchase of the facility and the execution of the amendment, the Company entered into a conversion agreement pursuant to which the Company agreed, upon the satisfaction of certain conditions, to convert the senior secured debt of ATX into 100% of the preferred stock (with a liquidation preference of $25,000,000) and 100% of the common stock of a reorganized ATX. As contemplated by these agreements, in January 2004 ATX commenced a voluntary chapter 11 case in order to reorganize its financial affairs. The reorganization of ATX and the implementation of the conversion agreement are subject to the approval of the bankruptcy court. Assuming the conversion agreement is implemented in its current form, the Company will consolidate ATX as of the date the reorganization is completed.

        The Company has an investment in Berkadia, an entity jointly owned by the Company and Berkshire Hathaway Inc. ("Berkshire"). In 2001, Berkadia lent $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation (the "Berkadia Loan"), the principal operating subsidiary of FINOVA, to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Berkadia also received newly issued shares of common stock of FINOVA representing 50% of the stock of FINOVA outstanding on a fully diluted basis. In 2001, the Company entered into a ten-year management agreement with FINOVA, for which it receives an $8,000,000 annual fee that it shares equally with Berkshire. FINOVA is a financial services holding company that, prior to its filing for bankruptcy, provided a broad range of financing and capital markets products, primarily to mid-size businesses. Since its chapter 11 restructuring, FINOVA's business activities have been limited to the orderly collection and liquidation of its assets and FINOVA has not engaged in any new lending activities.

        Berkadia financed the Berkadia Loan with bank financing that was guaranteed, 90% by Berkshire and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire). All income related to the Berkadia Loan, after payment of financing costs, was shared 90% to Berkshire and 10% to the Company. In February 2004, FINOVA fully repaid the Berkadia Loan, and Berkadia fully repaid its bank financing, thereby eliminating the Company's guaranty. Pursuant to the management agreement, the Company continues to manage FINOVA, for which it receives the fee described above. Although the term of the Company's management agreement with FINOVA extends until August 2011, the Company cannot provide assurances that the agreement (and the fee the Company receives) will remain in effect after November 2009, at which time FINOVA's bond debt matures.

        At December 31, 2003, the book value of the Company's investment in Olympus was $116,000,000. Olympus was formed in 2001 to take advantage of the lack of capacity and favorable pricing in the reinsurance market. It has entered into a quota share reinsurance agreement with Folksamerica Reinsurance Company, an affiliate of White Mountains Insurance Group, Ltd. ("WMIG"), and has also entered into reinsurance transactions with other parties. When the market opportunity to underwrite reinsurance business on favorable terms recedes, the by-laws of Olympus include mechanisms to return its capital to its investors, subject to Bermuda insurance regulations and other laws restricting the return of capital. In June 2003, the Company sold 567,574 common shares of Olympus back to Olympus pursuant to an issuer tender offer for total proceeds of $79,500,000, and recognized a gain of $1,500,000. After completion of the tender, the Company's interest in Olympus declined from 25% to 16.1%. For the year ended December 31, 2003, the Company recorded $40,400,000 of pre-tax income from this investment under the equity method of accounting.

        At December 31, 2003, the book value of the Company's equity investment in JPOF II, a registered broker-dealer, was $114,800,000. JPOF II is managed by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the year ended December 31, 2003, the Company recorded $14,800,000 of pre-tax income from this investment under the equity method of accounting; this amount was distributed to the Company in 2004.

        In December 2001, the Company invested $50,000,000 in EagleRock, a limited partnership that invests primarily in securities and other obligations of highly leveraged, distressed and out of favor companies. At December 31, 2003, the book value of the Company's equity investment in EagleRock was $95,400,000. For the years ended December 31, 2003 and 2002, the Company recorded $49,900,000 of pre-tax income and $4,500,000 of pre-tax losses, respectively, from this investment under the equity method of accounting. EagleRock has not made any cash distributions since its inception.

        The Company owns 375,000 common shares that represent approximately 4.2% of WMIG. WMIG is a publicly traded, Bermuda domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. At December 31, 2003, the Company's investment had a market value of $172,500,000.

        The Company owns approximately 36% of the common stock of Light & Power Holdings Ltd., the parent company of The Barbados Light and Power Company Limited, the primary generator and distributor of electricity in Barbados. As of December 31, 2003, the Company's investment of $12,100,000 was accounted for on the cost method of accounting, due to currency exchange restrictions and stock transfer restrictions.

        The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at March 5, 2004 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934): AmeriKing, Inc. ("AmeriKing") (6.8%), Carmike Cinemas, Inc. ("Carmike") (6%), FINOVA (25%), HomeFed (30%), International Assets Holding Corporation (15.5%), Jackson Products, Inc. ("Jackson") (6.2%), Jordan Industries, Inc. ("JII") (10.1%), Metrocall Holdings, Inc. (9.6%), and ParkerVision, Inc. (6.3%). The Company also owns 19.4% of JII's Senior Subordinated Discount Debentures due 2009 ($18,400,000 aggregate principal amount) and 22.8% of JII Holdings Senior Secured Notes due 2007 ($39,500,000 aggregate principal amount).

        From 1982 through the fourth quarter of 2002, a subsidiary of the Company has had a partnership interest in The Jordan Company LLC and Jordan/Zalaznick Capital Company, entities that specialized in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. These equity investments include AmeriKing, Carmike, Jackson, JII, JZ Equity Partners PLC (a British company traded on the London Stock Exchange in which the Company holds a 6.5% equity interest), and a total of 35 other private companies. As of December 31, 2003, these investments are carried in the Company's consolidated financial statements at $96,000,000, of which $79,800,000 relates to public companies carried at market value. The Jordan-related partnerships were terminated at the end of 2002.

        For further information about the Company's business, including the Company's investments, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and Notes to Consolidated Financial Statements.

Item 2.    Properties.
------     ----------

        The WilTel network and its component assets are the principal properties that WilTel operates and are described in Item 1 herein. WilTel purchased or leased various rights of way to install its network; almost all of its rights of way agreements extend through 2018. WilTel owns or leases sites in approximately 200 U.S. cities and towns used for office space and for its transmission, routing and switching equipment. These facilities range in size from 2,000 square feet to 750,000 square feet and total approximately 3,800,000 square feet, including WilTel's 750,000 square foot headquarters building located in Tulsa, Oklahoma, which it owns.

        Through its various subsidiaries, the Company owns and utilizes office space in Salt Lake City, Utah for corporate and banking and lending activities (totaling approximately 80,200 square feet). Subsidiaries of the Company own facilities primarily used for manufacturing located in Georgia and Genk, Belgium (totaling approximately 410,300 square feet) and facilities and land in California and Oregon used for winery operations (totaling approximately 123,300 square feet and 469 acres, respectively).

        The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. Symphony also leases facilities in a number of locations that are used for administrative functions and outpatient therapy services. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Notes to Consolidated Financial Statements.

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

Item 10.  Executive Officers of the Registrant.
-------   ------------------------------------

        All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 5, 2004, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

NAME                          AGE           POSITION WITH LEUCADIA              OFFICE HELD SINCE
----                          ---           ----------------------              -----------------

Ian M. Cumming                 63           Chairman of the Board               June 1978
Joseph S. Steinberg            60           President                           January 1979
Thomas E. Mara                 58           Executive Vice President            May 1980;
                                             and Treasurer                        January 1993
Joseph A. Orlando              48           Vice President and                  January 1994;
                                             Chief Financial Officer              April 1996
Barbara L. Lowenthal           49           Vice President and Comptroller      April 1996
H.E. Scruggs                   46           Vice President                      August 2002


        Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978 and as Chairman of the Board of FINOVA since August 2001. In addition, he has served as a director of MK Gold since June 1995. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed since May 1999.

        Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of MK Gold since June 1995, JII since June 1988, HomeFed since August 1998 (Chairman since December 1999), FINOVA since August 2001 and WMIG since June 2001.

       Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. In addition, he has served as a director of MK Gold since February 2000 and President of MK Gold since March 2004, and as a director of FINOVA since September 2002 and Chief Executive Officer of FINOVA since September 2002.

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

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
-------    ------------------------------------------------------------------
           and Issuer Purchases of Equity Securities.
           ------------------------------------------

        The common shares of the Company are traded on the NYSE and Pacific Exchange, Inc. under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.

                                                               COMMON SHARE
                                                               ------------
                                                           HIGH            LOW
                                                           ----            ---

           2002
           ----
           First Quarter                                   $36.04        $28.00
           Second Quarter                                   38.16         30.95
           Third Quarter                                    36.37         27.62
           Fourth Quarter                                   40.27         32.85

           2003
           ----
           First Quarter                                   $38.60        $32.59
           Second Quarter                                   39.44         35.79
           Third Quarter                                    39.40         36.33
           Fourth Quarter                                   46.19         37.78

           2004
           ----
           First Quarter (through March 5, 2004)           $53.75        $46.03


        As of March 5, 2004, there were approximately 3,053 record holders of the common shares.

        In 2003 and 2002, the Company paid cash dividends of $.25 per common share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

        Certain subsidiaries of the Company have significant net operating loss carryforwards ("NOLs") and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2005, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward. The Company intends to seek shareholder approval to extend these restrictions.

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


                                                                                            Year Ended December 31,
                                                                                            -----------------------

                                                                   2003        2002             2001           2000         1999
                                                                   ----        ----             ----           ----         ----
                                                                               (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
Revenues (b)                                                    $ 556,375     $ 241,805      $ 374,161      $ 493,408    $ 460,814
Expenses                                                          590,404       283,330        301,079        292,105      226,171
Income (loss) from continuing operations before income
  taxes, minority expense of trust preferred securities
  and equity in income (losses) of associated companies           (34,029)      (41,525)        73,082        201,303      234,643
Income from continuing operations before minority expense
  of trust preferred securities and equity in income
  (losses) of associated companies (c)                             10,172       103,340         84,423        133,087      195,175
Minority expense of trust preferred securities, net of
  taxes                                                            (2,761)       (5,521)        (5,521)        (5,521)      (5,521)
Equity in income (losses) of associated companies, net of
  taxes                                                            76,947        54,712        (15,974)        19,040       (1,906)
Income from continuing operations                                  84,358       152,531         62,928        146,606      187,748
Income (loss) from discontinued operations, including gain
  (loss) on disposal, net of taxes                                 12,696         9,092        (70,847)       (30,598)      27,294
Cumulative effect of a change in accounting
 principle                                                              -             -            411              -            -

    Net income (loss)                                              97,054       161,623         (7,508)       116,008      215,042

Per share:
  Basic earnings (loss) per common share:
   Income from continuing operations                                $1.38         $2.74        $  1.13          $2.64        $3.16
   Income (loss) from discontinued operations, including
    gain (loss) on disposal                                           .20           .16          (1.28)          (.55)         .46
   Cumulative effect of a change in accounting
     principle                                                          -             -            .01              -            -
                                                                   -------        ------         ------         ------       ------

      Net income (loss)                                            $ 1.58         $2.90         $ (.14)         $2.09        $3.62
                                                                   =======        ======         ======         ======       ======

  Diluted earnings (loss) per common share:
   Income from continuing operations                               $ 1.37         $2.72         $ 1.13          $2.64        $3.16
   Income (loss) from discontinued operations, including
    gain (loss) on disposal                                           .20           .16          (1.28)          (.55)         .46
   Cumulative effect of a change in accounting
    principle                                                           -             -            .01              -            -
                                                                   -------        ------         ------         ------       ------

      Net income (loss)                                            $ 1.57         $2.88         $ (.14)         $2.09        $3.62
                                                                   =======        ======        =======         ======       ======


                                                                                            At December 31,
                                                                                            ---------------
                                                    2003               2002                2001             2000            1999
                                                    ----               ----                ----             ----            ----
                                                                        (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA: (a)
  Cash and investments                          $  1,602,495       $ 1,043,471        $ 1,080,271       $   998,892      $  759,089
  Total assets                                     4,397,164         2,541,778          2,469,087         2,417,783       2,255,239
  Debt, including current maturities               1,178,834           233,073            252,279           190,486         268,736
  Customer banking deposits                          145,532           392,904            476,495           526,172         329,301
  Shareholders' equity                             2,134,161         1,534,525          1,195,453         1,204,241       1,121,988
  Book value per common share                         $30.13            $25.74             $21.61           $21.78           $19.75
  Cash dividends per common share                     $  .25            $  .25             $  .25           $  .25           $13.58


(a) WilTel is reflected as a consolidated subsidiary as of November 6, 2003, the date the Company acquired the balance of the WilTel shares it did not previously own in exchange for the issuance of 11,156,460 common shares of the Company. In 2002, the Company acquired 47.4% of WilTel for $353,900,000 in cash, including expenses, which was accounted for by the Company under the equity method of accounting. The Company's share of WilTel's losses prior to November 6, 2003 is included in the caption equity in income (losses) of associated companies ($52,087,000 for 2003 and $13,374,000 for 2002). For additional information, see Note 3 of Notes to Consolidated Financial Statements.

(b) Includes net securities gains (losses) of $9,953,000, $(37,066,000), $28,450,000, $124,964,000 and $16,268,000 for the years ended December 31,
     2003, 2002, 2001, 2000 and 1999, respectively.

(c) As a result of the favorable resolution of various state and federal income tax contingencies, the income tax provision reflects a benefit of approximately $24,400,000 for 2003, $120,000,000 for 2002 and $36,200,000
     for 2001.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Liquidity

        Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. The Parent continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, liquid investments, bank borrowings, public and private capital market transactions, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its regulated and non-regulated subsidiaries.

        As of December 31, 2003, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by its regulated subsidiaries and non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,194,500,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $675,400,000 (56.6%), the equity investment in WMIG of $172,500,000 (14.4%) (that can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement), and other publicly traded debt and equity securities aggregating $346,600,000 (29%). The investment income realized from these investments is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt, tax payments and corporate overhead expenses.

        The Parent company's only long-term cash requirement is to make principal payments on its long-term debt ($514,000,000 outstanding as of December 31, 2003), of which $40,800,000 is due before 2013. Historically, the Parent has used its available liquidity to make acquisitions of new businesses, but the timing of any future acquisitions and the cost cannot be predicted. Should the Company require additional liquidity for an acquisition or any other purpose, the Company also has an unsecured bank credit facility of $110,000,000 that matures in 2006 and bears interest based on the Eurocurrency Rate or the prime rate. No amounts are currently outstanding under the bank credit facility. In addition, based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. Standard & Poor's and Duff & Phelps Inc. have rated the Company's senior debt obligations as investment grade since 1993, while Moody's Investors Services, Inc. rates the Company's senior debt obligations below investment grade. Ratings issued by bond rating agencies are subject to change at any time.

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

        During 2003, the Company sold $275,000,000 aggregate principal amount of its newly authorized 7% Senior Notes due 2013 in a series of private placement transactions at 99.612% of the principal amount. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Company has completed registered exchange offers pursuant to which each holder of privately placed senior notes exchanged those notes for a single issue of publicly registered notes issued under the same indenture.

        In June 2003, the Company sold 567,574 common shares of Olympus back to Olympus for total proceeds of $79,500,000. The shares were sold to Olympus as part of an issuer tender offer available to all of its shareholders. After completion of the tender, the Company's interest in Olympus declined from 25% to 16.1%.

        During 2003, the Company purchased two new corporate aircraft, and received an option to sell its existing corporate aircraft, for an after tax net cash investment of approximately $22,000,000. The aggregate purchase price for the new aircraft is $80,000,000, of which $63,000,000 had been paid as of December 31, 2003, $12,000,000 is due in March 2004 and the balance is due during the third quarter of 2004. Purchase of the new aircraft enabled the Company to reduce its then estimated 2003 federal income tax liability by approximately $16,800,000. The option to sell its existing corporate aircraft was exercised in January 2004 for $38,700,000, although the full amount of the sales proceeds will not be received until the Company delivers the aircraft to the buyer during the third quarter of 2004. The Company expects to recognize a gain of approximately $11,600,000 when the aircraft are sold.

           In September 2003, the Company acquired certain businesses primarily engaged in the provision of physical, occupational, speech and respiratory therapy services that are operated by subsidiaries of Symphony. The purchase price was approximately $36,700,000, including expenses, of which approximately $29,200,000 was provided by financing that is non-recourse to the Company but is fully collateralized by Symphony's assets. In addition, at acquisition, the lender provided an additional $5,000,000 of working capital financing to Symphony. As of December 31, 2003, Symphony was not in compliance with a financial covenant contained in its $50,000,000 credit facility but had obtained a waiver from the lender that suspends application of the covenant until March 31, 2004. The Company believes it is probable Symphony will be in compliance with the covenant at that time; however, if it isn't in compliance the lender would have the right to accelerate the loan ($34,200,000 outstanding at December 31, 2003). The Company has consolidated Symphony's financial condition and results of operations since acquisition.

       In September 2003, the Company acquired a 90% interest in 8 acres of unimproved land in Washington, D.C. for cash of $53,800,000. Immediately following the acquisition, mortgage financing of $15,000,000 was obtained, which is non-recourse to the Company, and which reduced the net cash investment in the property to $38,800,000. Subsequent to the purchase, the mortgage lender provided an additional $5,000,000 of such non-recourse financing, which further reduced the Company's net cash investment. The land is zoned for a minimum of 2,000,000 square feet of commercial office space, which the Company intends to develop in phases, once acceptable tenants or purchasers are identified.

       During 2002, the Company acquired 47.4% of the outstanding common stock of WilTel for aggregate cash consideration of $353,900,000, including expenses. In November 2003, the Company consummated an exchange offer and merger agreement pursuant to which all public WilTel stockholders received .4242 of a Leucadia common share for each share of WilTel common stock. Leucadia issued 11,156,460 of its common shares in exchange for all of the WilTel common stock that it didn't previously own. The merger agreement also provided that WilTel stockholders receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares (up to an aggregate maximum of 11,000,000 additional Leucadia common shares) if the Company sells substantially all of WilTel's assets or outstanding shares of capital stock prior to October 15, 2004, or consummates such a sale at a later date if the sale agreement was entered into prior to August 21, 2004, and in either case the net proceeds exceed the valuation ascribed to WilTel's equity in the merger.

           The aggregate purchase price for the 2003 acquisition was approximately $425,300,000, consisting of $422,800,000 of Leucadia common shares and cash expenses of $2,500,000. The Company has consolidated the financial condition and results of operations of WilTel from November 6, 2003, and it no longer accounts for its earlier investment in WilTel under the equity method of accounting. As of December 31, 2003, the Company's consolidated balance sheet includes total WilTel liabilities of approximately $1,168,300,000, including long-term indebtedness of approximately $504,400,000, none of which has been guaranteed by the Company. For more information about the acquisition of WilTel, including the allocation of the purchase price to the assets and liabilities acquired, see Critical Accounting Estimates below, and Note 3 of Notes to Consolidated Financial Statements included in this Report.

        WilTel became a member of the Company's consolidated federal income tax return as of November 6, 2003. WilTel has significant NOLs, substantially all of which are only available to reduce the federal taxable income of WilTel and its subsidiaries, and has substantial other tax attributes and future deductions (primarily future depreciation deductions), some of which are also available to reduce the federal taxable income of the Company and its other subsidiaries. Although the amount of these future deductions that can be used to reduce the federal taxable income of other members of the Company's consolidated tax group is dependent upon the future taxable income of WilTel and its subsidiaries, the Company does not expect it will have material federal income tax liabilities for the foreseeable future. For more information about WilTel's NOLs and tax attributes, see Note 15 of Notes to Consolidated Financial Statements included in this Report.

        In December 2003, the Company purchased all of the debt obligations under the senior secured credit facility of ATX for $25,000,000, and also entered into an amendment to the facility pursuant to which the Company agreed to refrain from exercising certain of its rights under the facility, subject to certain conditions. In January 2004, ATX commenced a voluntary chapter 11 case in order to reorganize its financial affairs. Although the Company has entered into a conversion agreement pursuant to which the senior secured debt of ATX would be converted into 100% of the equity securities of a reorganized ATX, implementation of the conversion agreement is subject to bankruptcy court approval.

        As of March 5, 2004, the Company is authorized to repurchase 4,448,765 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

        At December 31, 2003, a maximum of $13,300,000 was available to the Parent as dividends from its regulated subsidiaries without regulatory approval. Cash and investments aggregating $203,700,000 are held by non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends. For more information concerning the long-term debt of the Company and its subsidiaries, see Note 11 of Notes to Consolidated Financial Statements. The Parent also receives tax sharing payments from subsidiaries included in its consolidated income tax return, including certain regulated subsidiaries. Payments from regulated subsidiaries for dividends and tax sharing payments totaled $3,800,000 for the year ended December 31, 2003.

Consolidated Liquidity

        In 2003, net cash was used for operating activities, principally due to corporate overhead expenses, reduced investment income, an increase in the investment in the trading portfolio and a $10,000,000 contribution to the Company's defined benefit pension plan. In 2002, net cash was provided by operating activities, principally as a result of a reduction to the Company's investment in the trading portfolio. In 2001, net cash was provided by operating activities, principally related to distributions received from investments in associated companies.

        As of December 31, 2003, WilTel had aggregate cash and investments of $185,800,000 (excluding investments pledged as collateral), available for use in its operating, investing and financing activities. Substantially all of WilTel's assets have been pledged to secure its outstanding long-term debt, principally to secure its obligations under its credit agreement ($375,000,000 outstanding as of December 31, 2003) and its outstanding mortgage debt ($119,100,000 outstanding at December 31, 2003).

          Under WilTel's credit agreement, (which is non-recourse to the Company) WilTel is required to make quarterly principal payments commencing in June 2005 until final maturity in September 2006, aggregating $155,600,000 in 2005 and $219,400,000 in 2006. The WilTel credit agreement contains covenants which require WilTel to meet certain operating targets, which it currently meets, and restrictions which limit WilTel's ability to incur additional indebtedness, spend funds on capital expenditures and make certain investments. The Company currently expects that WilTel will be able to meet the operating targets required by its credit agreement during 2004 and 2005; however, compliance with the operating targets thereafter is uncertain. The agreement also prohibits WilTel from paying dividends to the Company.

        WilTel's mortgage debt (which is non-recourse to the Company) is comprised of two notes, one of which requires annual principal payments of approximately $1,000,000 per year until final maturity in 2010 (an aggregate of $74,300,000). The other note, with a balance due of $44,800,000 as of December 31, 2003, does not require any principal or interest payments until December 2006, when all principal and accrued but unpaid interest is due (an aggregate of $74,400,000).

        While WilTel has no material contractual commitments for capital expenditures, it does plan to spend significant amounts each year, principally for network expansion, maintenance and product upgrades. In addition, WilTel may also incur additional capital expenditures upon the acquisition of new customers or when providing new products to existing customers. WilTel will use its available cash resources and operating profits to fund its capital expenditure needs.

        WilTel is a party to various legal actions and claims, and has reserved $38,400,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

        Based on the net cash flow currently generated by WilTel, the Company does not expect that WilTel will have sufficient liquidity to meet all of the principal amortization requirements on its debt during 2006. WilTel has had and continues to have discussions with potential lenders and investment bankers concerning a refinancing of its credit agreement in order to extend principal amortization payments beyond the current due dates. While these discussions are in the preliminary stages, the Company believes that it will be able to refinance a substantial portion of WilTel's credit agreement debt, although the precise amount that can be refinanced, the new maturity and the cost is uncertain.

        The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $205,500,000 and $373,600,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, 47% were loans to individuals generally collateralized by automobiles; 47% were loans to consumers, substantially all of which were collateralized by real or personal property; 2% were loans to small businesses; and 4% were unsecured loans. The banking and lending segment is no longer making consumer loans; operating activities at this segment have been limited to maximizing the amount collected from its loan portfolio and liquidating the business in an orderly and cost efficient manner. The banking and lending segment continues to have discussions with potential purchasers of its loan portfolios, although it has not yet accepted any offers. These discussions are expected to continue. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers, which totaled $145,500,000 and $392,900,000 as of December 31, 2003 and 2002, respectively. The cash flows generated from the collections on its loan portfolios have been used to retire these deposits as they matured.

        In January 2004, AIB filed an application with the OCC, the primary regulator of AIB, to merge AIF into AIB. In March 2004, the OCC approved AIB's application for merger subject to AIB submitting a written plan to the OCC specifying the steps and timeframes AIB will use to ensure an orderly liquidation of its operations. The Company expects that the merger will be completed during the second quarter of 2004, and constitutes the next step in the liquidation of this segment. This condition is consistent with AIB's objectives, although AIB will not be able to surrender its national bank charter and fully liquidate its operations until such time as all deposit liabilities have been repaid or sold. AIB has been reducing its deposit liabilities during the past two years, and is currently offering early withdrawal incentives, and may eventually sell remaining deposits to another institution.

        Certain subsidiaries of the Company have NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2005, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward. The Company intends to seek shareholder approval to extend these restrictions.

        As shown below, at December 31, 2003, the Company's contractual cash obligations totaled $2,024,958,000. The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness and Funded Debt (as such terms are defined in the agreements). In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. The Company is in compliance with all of these restrictions, and the Company has the ability to incur additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions. Certain of the debt instruments of subsidiaries of the Company also contain restrictions which require the maintenance of financial covenants, impose restrictions on the ability to pay dividends to the Company and/or provide collateral to the lender. For more information, see Note 11 of Notes to Consolidated Financial Statements.

                                                           Payments Due by Period (in thousands)
                                             ------------------------------------------------------------------------------------
                                                                Less than
Contractual Cash Obligations                    Total           1 Year            1-3 Years       4-5 Years        After 5 Years
----------------------------                    -----           ------            ---------       ---------        -------------
Customer Banking Deposits                    $     145,532       $  103,331      $   32,249        $    9,917       $       35
Long-Term Debt                                   1,178,834           23,956         528,390            38,016          588,472
Operating Leases, net of  Sublease
  Income                                           565,399           59,389         104,705            88,548          312,757
Asset Purchase Obligations                          37,589           23,450          14,139               -              -
Operations and Maintenance Obligations              80,931           14,095          30,666             7,666           28,504
Other Long-Term Contractual
  Obligations                                       16,673            2,969           2,904             2,400            8,400
                                             -------------       ----------    ------------        ----------       ----------

Total Contractual Cash Obligations           $   2,024,958       $  227,190      $  713,053        $  146,547       $  938,168
                                             =============       ==========      ==========        ==========       ==========


        Material contractual obligations that are not included in the table above are the Company's consolidated pension liability ($64,800,000) and deferred revenue obligations ($203,900,000). Deferred revenue obligations do not require the expenditure of material cash, and the timing of cash payments for the pension liability, if any, cannot be predicted.

OFF-BALANCE SHEET ARRANGEMENTS

        At December 31, 2003, the Company's off-balance sheet arrangements consist of guarantees aggregating $122,200,000. The Company's guarantee of 10% of Berkadia's financing incurred in connection with the Berkadia Loan represents $52,500,000 of that total, all of which expired as a result of the retirement of the Berkadia Loan in the first quarter of 2004.

        Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are primarily for the benefit of the City of San Marcos, California, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2003, the amount of outstanding bonds was $31,700,000, $16,700,000 of which expires in 2004 and the remainder expires in 2005. The Company's remaining guarantees at December 31, 2003 are $38,000,000 of indemnifications given to lenders to certain real estate properties. The amounts borrowed under the financings are reflected as long-term debt in the Company's consolidated balance sheet.

CRITICAL ACCOUNTING ESTIMATES

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a material impact on the Company's financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won't be known until a later date. Actual results could differ from these estimates.

        Loan Loss Reserves - The allowance for loan losses is established through a provision for loan losses charged to expense. As of December 31, 2003, the Company's allowance for loan losses was $24,200,000 or 11.8% of the related outstanding loan receivable balance of $205,500,000. The allowance for loan losses is an amount that the Company believes will be adequate to absorb probable losses inherent in its portfolio based on the Company's evaluations of the collectibility of loans as of the balance sheet date. Factors considered by the Company include prior loan loss experience, current economic trends, aging of the loan portfolio and collateral value. The amount recorded for the allowance for loan losses results from numerous judgments and assumptions that are made to estimate actual loan loss experience in the future.

        In September 2003, the Company outsourced substantially all of its consumer loan servicing and collection functions to a third party service provider, in order to reduce overhead costs and convert these activities into a variable cost that declines as the size of the portfolio declines. While expense savings were achieved, delinquency in each serviced portfolio increased during the first 90 days after the transfer to the service provider, and has not returned to normal levels. The Company believes the deteriorating delinquency results from the service provider not dedicating adequate resources to the collection efforts, and it has been the Company's experience that once accounts reach certain delinquency levels, a high percentage are eventually charged off. As a result, the banking and lending segment recorded an additional provision for loan losses of $4,000,000 in 2003. Although the Company believes that the additional reserve is sufficient given the current level of delinquency in the portfolio, any further deterioration in delinquency could result in the need to record additional reserves.

        Changes in the economy in the future could also impact the amount of reserves required, as during periods of economic weakness, delinquencies, defaults, repossessions, bankruptcies and losses generally increase. These periods are often also accompanied by decreased demand for and declining values of used automobiles securing outstanding loans, which weakens collateral coverage and increases the severity of loss in the event of default.

        Income Taxes - The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. Historically, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities related to potential exposure.

        Subsequent to the acquisition of all of the outstanding common stock of WilTel, WilTel became a member of the Company's consolidated tax return. As discussed above, WilTel has significant tax attributes, some of which are available to reduce the future taxable income of other members of the Company's consolidated federal income tax return. The Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition (see allocation of the purchase price in Note 3 of Notes to Consolidated Financial Statements). Except as discussed in results of operations below, prior to recording any decrease to the valuation allowance for the deferred tax asset, the Company will need to demonstrate that on a pro forma combined basis with WilTel, it will have had positive cumulative pre-tax income over a period of years. At that time, any decrease to the valuation allowance will be based significantly upon the Company's assumptions and projections of its future income, which are inherently uncertain.

        Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

        As of December 31, 2003, the carrying amount of the Company's investment in the mineral rights and mining properties of MK Gold was approximately $74,600,000. The recoverability of this asset is entirely dependent upon the success of MK Gold's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. In addition, the actual price of copper, the operating cost of the mine and the capital cost to bring the mine into production will affect the recoverability of this asset. Based on the current status of the project and MK Gold's estimate of future financing costs and future cash flows, the Company believes the carrying amount of its investment is recoverable. However, if the Company is unable to obtain the permits required to begin construction of the mine and commence mining activities, it is likely that this investment will be impaired.

          As of December 31, 2003, the carrying amount of the Company's investment in its manufacturing facility located in Belgium was approximately $18,100,000. The Belgium facility, which became operational in the third quarter of 2001, has not yet achieved the level of revenues and profitability originally expected by the Company, primarily due to the segment's loss of a major multi-national customer and insufficient demand from other customers. During 2004, a new general manager was hired at the facility, and the Company expects that new management's development and implementation of marketing and sales initiatives should significantly improve profitability. Based on the current business plan, which includes a budget for 2004 and estimates of revenue growth thereafter, the Company believes that its investment in the Belgium facility is recoverable. However, the operation has remained in the start up phase for at least a year longer than anticipated, and if profitability improvement is not achieved, the carrying amount of the facility is likely to be impaired.

        Acquisition of WilTel - In order to determine the fair values of WilTel's acquired assets and liabilities, the Company utilized independent appraisals, principally for property and equipment and identifiable intangible assets, actuarial calculations for employee benefit obligations, market quotes, discounted cash flow techniques and comparable sales information to determine the fair values of assets and liabilities acquired. Significant judgments and estimates were also made to determine the fair values of certain liabilities, including liabilities for unfavorable contracts and deferred revenue, many of which required the Company to make assumptions about the future. The Company has not completed all of the analyses and studies to finalize its allocation of the purchase price for the 2003 purchase. The Company expects to complete its allocation of the purchase price by the end of the third quarter of 2004, and any changes from its initial allocation could affect the values assigned to property and equipment, intangible assets and trade payables, expense accruals and other liabilities. However, the Company does not expect that the impact of these changes will be material.

        The Company engaged independent appraisers to assist in its determination of the fair value of WilTel's property and equipment and identifiable intangible assets and in its allocation of the fair value to the various asset classes. The methods used to determine the fair values included estimating WilTel's business enterprise value, utilizing both discounted cash flow and market comparable based approaches. Property and equipment assets also included an analysis of depreciated replacement cost and market prices. The Company and its appraisers considered several factors to determine the fair value of property and equipment, including local market conditions, recent fiber transactions in the market, the size, age, condition, utility and character of the property, the estimated cost to acquire comparable property (if comparable property was available), the estimated cost to acquire new property, an estimate of depreciation from use and obsolescence, the remaining expected useful life of the assets and estimates of future network capacity utilization. The aggregate replacement cost of new property and equipment was estimated to be approximately $5,600,000,000. This estimate was comprised of network construction costs of approximately $2,900,000,000 (including rights of way, conduit and fiber) and equipment that is part of the network of approximately $1,400,000,000. The remainder of the estimate was comprised of buildings and other equipment, which are not necessarily industry specific. At the date of acquisition, the amount reflected in the consolidated balance sheet for property and equipment was $1,240,300,000.

        Intangible assets that were identified by the Company to be analyzed for separate recognition in the allocation of the purchase price consisted of the Vyvx tradename, specific contracts with specific customers and contractual and non-contractual customer relationships. The Vyvx tradename is well recognized, and Vyvx has a long operating history and is the market leader in its industry. The Company and its appraisers employed a royalty savings approach to estimate the value of the Vyvx tradename. In this approach, a hypothetical royalty rate, based on market licensing agreements, is used to estimate the long-term economic benefits of the tradename under the assumption that it was not owned. As of the date of acquisition, the amount reflected in the consolidated balance sheet for the Vyvx tradename was $8,400,000. To determine the fair value of customer relationships, a discounted cash flow method was used, adjusted for contributory asset charges related to the use of tangible assets, working capital, the tradename and the workforce. The cash flows were adjusted by an attrition factor to recognize that customer relationships are a wasting asset. At the date of acquisition, the amount reflected in the consolidated balance sheet for customer relationships was $30,400,000, which primarily relates to Vyvx customers.

        Since the aggregate fair values of the net assets acquired exceeded the purchase price, under GAAP the Company is required to apply the excess to reduce the initial fair values of certain non-current assets on a pro rata basis. WilTel's only significant non-current assets were property and equipment and identifiable intangible assets, and WilTel's property and equipment represented over 90% of the non-current assets on a fair value basis. The amount of the excess over the purchase price was significant, and substantially all of the excess was applied to reduce the fair value of WilTel's property and equipment and identified intangible assets. Therefore, the Company does not believe that any reasonable changes in its assumptions and estimates used to determine the fair values of WilTel's assets would have had a material effect on its allocation of the purchase price. However, if in the future WilTel's operating cash flows prove to be much less than projected, the Company could find that either its property and equipment or identifiable intangible assets are impaired, which would result in a charge to earnings at that time.

        To determine the fair value of deferred revenue, the Company had to assess transactions having limited activity in the current telecommunications market environment. The Company considered market indicators related to pricing, pricing for comparable transactions, as well as the legal obligation of the Company to provide future services. The Company also assumed it would continue to perform its contractual obligations through the term of its contracts. Revenue will be recognized on these contracts as services are performed, typically on a straight-line basis over the remaining length of the contract. In the future, if the Company settles these obligations or they are otherwise terminated prior to completion of the performance obligation, the Company would likely recognize a gain equal to the carrying amount of the obligation. At the date of acquisition, the amount reflected in the consolidated balance sheet for deferred revenue was $201,900,000.

      The Company evaluated the fair value of long-term commitments that are either above or below the current market rates for similar transactions, and the fair value of telecommunications capacity commitments that are not required based on WilTel's current operating plans. These commitments primarily consist of real estate leases and international capacity contracts. In order to determine the fair values of these agreements, the Company made significant assumptions concerning future market prices, future capacity utilization, the ability to enter into subleasing arrangements and that the commitments will not be terminated prior to their expiration dates. As a result, at the date of acquisition the consolidated balance sheet reflects an accrual for unfavorable long-term commitments of $64,400,000, determined on a present value basis. This accrued liability will be amortized on a straight-line basis over the life of the commitments. Results of operations in the future would be impacted by any subsequent adjustment to this liability, which could result from negotiating a termination or reduction of its contractual obligation with contract counter-parties or sublease activity that is different from the Company's original assumptions.

           Telecommunications Revenue Recognition - Capacity, transmission, video services and other telecommunications services revenues are recognized monthly as the services are provided or revenues are earned. If at the time services are rendered, collection is not reasonably assured either due to credit risk, the potential for billing disputes or other reasons, revenue is not recognized until such contingencies are resolved.

           WilTel estimates the amount of services which should not be recognized as revenue at the time the service is rendered based on its collection experience for each type of service. Certain of WilTel's customers represent such a high credit risk due to their difficult financial position that revenue is not recognized until cash is received. In addition, WilTel knows from past experience that a certain percentage of its billings will be disputed and uses that experience to estimate the amount of expected disputes and defers recognition of revenue at the time the service is provided. Revenues that have not been recognized at the time service is provided are subsequently recognized as revenue when the amounts are collected.

           Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. As of December 31, 2003, the Company's consolidated balance sheet includes litigation reserves of $38,400,000, all of which relate to WilTel litigation. Estimating the ultimate outcome of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control. The Company does not believe that any of these matters will have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity. However, if the amounts ultimately paid at the resolution of a litigation matter are significantly different than the Company's recorded reserve amount, the difference could be material to the Company's consolidated results of operations and, with respect to WilTel, settlement amounts are likely to be material to its liquidity.


RESULTS OF OPERATIONS

Telecommunications

           The following table reconciles WilTel's segment profit from operations to pre-tax income (loss) for the period from the January 1, 2003 through November 5, 2003, and for the period from November 6, 2003 (when WilTel became a consolidated subsidiary) through December 31, 2003. Prior to the merger the Company did not consolidate WilTel, and for the period from January 1, 2003 through November 5, 2003 the Company accounted for its 47.4% share of WilTel's losses under the equity method of accounting. Since WilTel is only included in the Company's consolidated results of operations for less than a two month period during 2003, and since WilTel's revenues and expenses for a full year will be very significant to the Company's consolidated statements of operations, the period prior to consolidation is shown below for information purposes only. However, the amounts for the pre-consolidation period are not included in the Company's consolidated results of operations, and the two periods combined would not equal any amounts reflected in the Company's consolidated financial statements. The Company has filed audited financial statements of WilTel for the period before the acquisition as financial statement schedules to this Report.

                                                   January 1, 2003                                     November 6, 2003
                                             through November 5, 2003                               through December 31, 2003
                                  ------------------------------------------          ---------------------------------------

                                     Network            Vyvx          Total WilTel        Network           Vyvx       Total WilTel
                                     -------            ----          ------------        -------           ----       ------------
                                                                             (In thousands)

Operating revenues (1)               $1,005,200     $  106,200          $1,111,400      $  211,300        $   20,600    $  231,900
                                     ===========    ===========         ===========     ===========       ===========   ===========

Segment profit from
   operations                        $   45,500     $   16,200          $   61,700      $   13,300        $    4,100    $   17,400
Depreciation and
   amortization expense                (196,200)       (12,300)           (208,500)        (37,200)           (2,000)      (39,200)
Interest expense, net of
   investment income (2)                (30,000)          (700)            (30,700)         (4,000)             (100)       (4,100)
Other non-operating
   income (expense), net (2) (3)         63,000          5,800              68,800           1,800               500         2,300
                                     -----------    -----------         -----------     -----------       -----------   -----------

Pre-tax income (loss)                $ (117,700)    $    9,000          $ (108,700)     $  (26,100)       $    2,500    $  (23,600)
                                     ===========    ===========         ===========     ===========       ===========   ===========


(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $21,900,000 and $4,300,000 for the periods from January 1, 2003 through November 5, 2003 and November 6, 2003 through December 31, 2003, respectively.

(2) These items have been allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

(3) For the period from January 1, 2003 through November 5, 2003, includes $65,900,000 of settlement gains related to the termination of various agreements that released WilTel from previously accrued obligations, recoveries of previously written off receivables and a gain on the sale of a subsidiary, each of which result from transactions which management does not consider to be part of the current year's operating performance.

        For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

        Since the time that WilTel first filed for bankruptcy protection in April 2002, WilTel has been successful in reducing and controlling both its capital expenditures and operating costs. WilTel has reduced its headcount from approximately 3,100 in April 2002 to 1,967 as of December 31, 2003. In addition to lower personnel costs, WilTel has reduced its expenses for leased capacity, and has successfully reduced selling, general and other expenses. For the period from November 6, 2003 through December 31, 2003, consolidated amounts for WilTel include salaries expense of $19,300,000 and selling, general and other expenses of $27,600,000. During 2003, each of WilTel's segments reported positive segment profits for the first time over a full year period. While it continues to make efforts to control its costs, WilTel is seeking to acquire new customers to increase the profitability of both segments.

        Network's revenues include services provided to SBC of $141,700,000 for the 2003 period after consolidation by the Company and $551,200,000 for the 2003 period prior to consolidation. Throughout 2003, services provided to SBC grew, principally related to voice products. The growth in voice revenue resulted from, in part, SBC's continued growth in long distance services in California and SBC's launch of long distance services in other states. Network cost of sales reflects the increase in revenues, primarily due to traffic related access and egress costs. Network's salaries and selling, general and other expenses during the period WilTel was consolidated by the Company reflect reduced costs as a result of WilTel's restructuring efforts during the later part of 2002 and throughout 2003.

        For the period from November 6, 2003 through December 31, 2003, Vyvx revenues and profitability reflect the holiday season, when new movie releases tend to increase volume in the advertising distribution business. Cost of sales reflects the level of revenues, while salaries and selling, general and other expenses include the benefit of cost reduction efforts implemented earlier in the year.


Healthcare Services

        Prior to its acquisition by the Company, the businesses operated by Symphony were owned by a company undergoing reorganization proceedings under chapter 11 of the Bankruptcy Code, which made it difficult for Symphony to attract new customers. Since its acquisition in September 2003, Symphony has been focused on profitably growing its business and, because of the nature of its business, attracting and hiring skilled professionals to provide its services. During the period the Company has owned Symphony, it entered into approximately 170 new customer contracts, while substantially retaining existing profitable customers. Symphony also intends to look for strategic acquisitions to increase its customer base and pool of professional service providers; however, no assurance can be given that it will be successful in those efforts.

        For the four month period from acquisition through December 31, 2003, the pre-tax loss of the healthcare services segment was $2,300,000. During this period, healthcare services revenues were $71,000,000 and cost of sales, which primarily consist of salaries and employee benefits, were $61,300,000. Legislative caps on Part B Medicare therapy, which negatively impacted Symphony's revenues in 2003, have been removed for 2004 and 2005, and the fee schedule for such services has also been increased by 1.5%. The increase in the number of new facilities resulted in greater travel and training costs, and increased costs from the employment of independent contractors to temporarily fill open employee positions.

Banking and Lending

        As stated previously, the current activities of the banking and lending segment are limited to maximizing the amount collected from its loan portfolio while liquidating the business in an orderly and cost efficient manner. As a result, revenues and expenses for this segment included in the Company's consolidated statements of operations are reflective of the continuing decrease in the size of the loan portfolio. Pre-tax income (loss) for the banking and lending segment was $8,400,000, $1,900,000 and ($6,100,000) for the years ended December 31, 2003, 2002 and 2001, respectively.

        Finance revenues, which reflect both the level and mix of consumer instalment loans, decreased in each of the last two years as compared to the prior period, as average loans outstanding were $283,000,000, $440,800,000 and $545,000,000 during 2003, 2002 and 2001, respectively. Although finance revenues decreased in 2003 as compared to 2002, pre-tax results increased primarily due to a $9,300,000 reduction in interest expense, due to reduced customer banking deposits and lower interest rates thereon, a decline in the provision for loan losses of $19,600,000, less interest paid on interest rate swaps and lower salaries expense and operating costs resulting from the segment's restructuring efforts.

        Although finance revenues decreased in 2002 as compared to 2001 for the reasons described above, pre-tax results increased primarily due to a $13,700,000 reduction in interest expense, due to reduced customer banking deposits and lower interest rates thereon, a net change of $10,000,000 in the accounting for the market values of interest rate swaps (discussed below), a decline in the provision for loan losses of $7,100,000, and lower salaries expense and operating costs resulting from the segment's restructuring efforts. Although interest expense decreased in total, other expense does reflect higher interest paid on interest rate swaps of $4,100,000.

        For both 2003 and 2002, the reduction in the provision for bad debts results from the decrease in the size of the consumer loan portfolios, although the reserve balance at the end of the year as a percent of gross loans has been increasing. In addition, the Company increased its allowance during the third quarter of 2003 by $4,000,000 as a result of an increase in delinquency, which shortly followed the outsourcing of loan collection activities.

        Pre-tax results for the banking and lending segment include income (expense) of $3,100,000, $3,500,000 and ($6,500,000) for the years ended
December 31, 2003, 2002 and 2001, respectively, resulting from mark-to-market changes on its interest rate swaps. The Company used interest rate swaps to manage the impact of interest rate changes on its customer banking deposits; all of the segment's interest rate swaps matured in 2003. Although the Company believes that these derivative financial instruments served as economic hedges, they did not meet certain effectiveness criteria under SFAS 133 and, therefore, were not accounted for as hedges.

Manufacturing

        Pre-tax income for the manufacturing segment was $4,400,000, $3,100,000 and $7,800,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Although revenues increased by 5% in 2003, revenues declined in each of 2002 and 2001 as compared to the prior year. Revenues in all periods reflect the loss of certain customers to competitors on the basis of price, as well as lower prices charged by the division for certain product lines. The plastics division is attempting to develop new products, applications and markets to replace its lost business and utilize its excess capacity. In addition, the Company has been focusing on reducing operating and overhead costs, improving service levels and reducing lead times.

        The increase in manufacturing revenues in 2003 primarily resulted from increases in the construction and consumer products markets of $6,200,000, although revenues in the carpet padding and agricultural markets declined. However, gross profit declined, as the increase in the price of resin, the primary raw material used in the manufacture of the segment's products, more than offset the revenue increase. Pre-tax results improved due to lower salaries and selling, general and other expenses principally as a result of workforce reductions and other cost reduction programs, cash received from government grants and a gain from the sale of a line of business. In addition, the impairment charge recorded in 2002 that is discussed below reduced pre-tax results in that year.

        Manufacturing revenues for the plastics division declined approximately 5% in 2002 as compared to 2001 primarily due to reductions in the consumer products market of $3,800,000, although revenues in the construction market increased by $1,200,000. The reductions in the consumer products market resulted from the loss of a customer for the Asian market and for its consumer dust wipe products, and reduced demand for one of the Company's healthcare products. Gross profit was largely unchanged for 2002 as compared to 2001, reflecting cost reduction initiatives that reduced labor costs, improved material utilization and reduced non-resin raw material costs.

        For the year ended December 31, 2002, the division recorded an impairment charge of approximately $1,250,000 to write down the book value of certain production lines that the division does not expect will be utilized over the next several years. These lines were initially purchased to provide additional capacity to produce a specific product for a specific customer; however, the customer discontinued the product in 2001 and the Company no longer believes that the cost of these lines are currently recoverable from other business. When the division's customer discontinued the product and terminated its contract in 2001, it was required to pay the division a termination payment of $3,500,000, which was recognized as other income in 2001. The division did not record an impairment charge in 2001 since its expected production volume for these lines was anticipated to result in future cash flows that did not support an impairment charge at that time.

Domestic Real Estate

        Pre-tax income for the domestic real estate segment was $18,100,000, $16,700,000 and $30,400,000 for the years ended December 31, 2003, 2002 and
2001, respectively. Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, the results of operations for this segment in the aggregate for any particular year are not predictable and do not follow any consistent pattern.

        Revenues and pre-tax results from domestic real estate increased in 2003 as compared to 2002, primarily as a result of improved operating performance at the Company's Hawaiian hotel. Gains recognized from sales of real estate during 2003 declined by $8,300,000, principally due to the gains on sale of real estate of CDS prior to its sale in 2002, which is more fully discussed below. During 2003, the Company also recognized $11,100,000 of deferred gains from sales of real estate in prior years.

        Revenues from domestic real estate declined in 2002 as compared to 2001 as a result of lower gains from property sales of $16,400,000, and less rent income of $7,300,000 largely due to the sale of one of the Company's shopping centers in 2001 and two shopping centers during 2002. Revenues increased in 2002 from the Company's Hawaiian hotel, which the Company began operating in the third quarter of 2001. The decline in pre-tax income also reflects greater operating costs, principally related to the Hawaiian hotel and a $1,300,000 write-down of a mortgage receivable.

        During the fourth quarter of 2002, the Company sold one of its real estate subsidiaries, CDS, to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed's common stock, which represented approximately 30% of the outstanding HomeFed stock. CDS's principal asset is the master-planned community located in San Diego County, California known as San Elijo Hills, for which HomeFed has served as the development manager since 1998. As of December 31, 2003, the balance of the deferred gain on the sale of CDS was approximately $7,900,000, which is being amortized into income as the San Elijo Hills project is developed and sold. Prior to the sale to HomeFed, the Company recognized pre-tax gains of $7,800,000 from sales of residential sites at San Elijo Hills during 2002.

Corporate and Other Operations

        Investment and other income declined in 2003 as compared to 2002, principally as a result of a non-recurring gain of $14,300,000 recognized in 2002 from the sale of the Company's thoroughbred racetrack business. Corporate investment income also declined principally as a result of lower interest rates in 2003 and foreign exchange gains recorded in 2002. Available corporate cash is generally invested on a short-term basis until such time as investment opportunities require an expenditure of funds. During 2003, income related to accounting for the market values of Corporate's derivative financial instruments increased by $5,600,000, and the Company also recorded income related to a refund of foreign taxes not based on income and related interest aggregating $5,300,000. In addition, revenues from the Company's gas operations increased in 2003 principally due to increased production and prices.

        Investment and other income declined in 2002 as compared to 2001 principally due to a reduction of $17,200,000 in investment income resulting from a decline in interest rates and a lower amount of invested assets, a decline of $9,200,000 in revenues from the Company's gas operations principally due to lower production and prices, and the gain recognized in 2001 of $6,300,000 from the sale of the Company's investment in two inactive insurance companies. Investment and other income in 2002 also includes the gain from the sale of certain thoroughbred racetrack businesses referred to above.

        Net securities gains (losses) for 2003 and 2002 include provisions of $6,500,000 and $37,100,000, respectively, to write down the Company's investments in certain available for sale securities and an investment in a non-public security in 2003 and an equity investment in a non-public fund in 2002. The write down of the securities resulted from a decline in market value determined to be other than temporary.

        The increase in interest expense during 2003 as compared to 2002 principally results from the issuance of $275,000,000 aggregate principal amount of 7% Senior Notes due 2013, and dividends accrued on its trust issued preferred securities, which commencing July 1, 2003 are classified as interest expense (shown as minority interest in prior periods) as a result of the implementation of Statement of Financial Accounting Standards No. 150, as discussed below.

        The Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition. The Company needed to establish the valuation allowance because, on a pro forma combined basis, the Company is not able to demonstrate that it is more likely than not that it will be able to realize that asset. Subsequent to the acquisition of WilTel, any benefit realized from WilTel's deferred tax asset will reduce the valuation allowance for the deferred tax asset; however, that reduction is first applied to reduce the carrying amount of the acquired non-current intangible assets of WilTel rather than reduce the income tax provision of any component of total comprehensive income.

         As a result, the statement of operations includes a net income tax provision for the period subsequent to the acquisition of WilTel of $7,900,000 (allocated to various components of income) even though no federal income tax for that period is due. As previously described, recording this tax provision resulted in a reduction of the valuation allowance which was applied to reduce the carrying amount of the acquired non-current intangible assets. Any future realization of WilTel's deferred tax assets will continue to result in a reduction to the non-current intangible assets until they are reduced to zero. Income tax expense for 2003 also includes the Company's actual income tax expense for the period prior to the acquisition of WilTel, and a benefit for the favorable resolution of certain federal and state income tax contingencies for which the Company had previously established reserves of $24,400,000.

        Once the non-current intangible assets are reduced to zero, the Company does not expect it will reflect a net federal income tax expense or benefit for total comprehensive income in the aggregate until such time as the Company is able to reduce its valuation allowance and recognize a net deferred tax asset. Each component of other comprehensive income may reflect either a federal income tax provision or benefit in future periods, depending upon the relative amounts of each component; however, in the aggregate for all components the Company does not expect to report any net federal income tax expense or benefit for the foreseeable future.

         Income taxes for 2002 reflect the reversal of tax reserves aggregating $120,000,000, as a result of the favorable resolution of certain federal income tax contingencies. Income taxes for 2001 reflect a benefit of $36,200,000 for the favorable resolution of federal and state income tax contingencies.

Associated Companies

         Equity in income (losses) of associated companies includes the following for the years ended December 31, 2003, 2002 and 2001(in thousands):


                                                    2003                2002                2001
                                                    ----                ----                ----

Berkadia                                       $    79,200            $    65,600       $    (70,400)
WilTel                                             (52,100)               (13,400)                 -
Olympus                                             40,400                 24,100                  -
EagleRock                                           49,900                 (4,500)                 -
HomeFed                                             16,200                    400                  -
JPOF II                                             14,800                 15,200             27,100
Other                                               (1,400)                 4,000             18,700
                                               ------------           ------------      -------------
     Pre-tax                                       147,000                 91,400            (24,600)
Income tax benefit (expense)                       (70,100)               (36,700)             8,600
                                               ------------           ------------      -------------
Equity in income (losses), net of taxes        $    76,900            $    54,700       $    (16,000)
                                               ============           ============      =============


        The increase in income from Berkadia results from greater than expected loan payments during each of 2003 and 2002, causing an increase in the amortization of the discount on the Berkadia loan, and the recognition in 2001 of the Company's share of FINOVA's losses under the equity method of accounting. The book value of the Company's equity investment in Berkadia was negative $500,000 at December 31, 2003. This negative carrying amount was amortized into income in early 2004 when the Berkadia Loan was fully repaid. Subsequent to the repayment of the Berkadia loan, the Company's income from this investment is expected to be limited to its share of the annual management fee received from FINOVA while it remains in effect, which is $4,000,000. Including amounts received in 2004 when the Berkadia loan was repaid, the Company has received total net cash proceeds of $88,200,000 from this investment since 2001, including the commitment and financing fees, management fees and interest payments related to its share of the Berkadia loan.

        The Company's investment in Olympus was made in December 2001, when Olympus commenced its operations as a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. The Company's share of its earnings has increased in 2003, reflecting the growth in Olympus's premium revenues during its second year of operation. As discussed above, subsequent to an issuer tender offer for its shares in June 2003, the Company's interest in Olympus has declined from 25% to 16.1%.

        The equity in income (losses) of EagleRock results from both realized and unrealized gains (losses) in its portfolio, and no cash has been distributed by the partnership since its inception in December 2001. As more fully described above, the Company acquired its investment in HomeFed in the fourth quarter of 2002. During 2003 HomeFed reported increased earnings from sales of real estate principally at the San Elijo Hills project.

        Prior to the acquisition of the balance of WilTel's outstanding common stock in November 2003, the Company has recorded its share of WilTel's results of operations under the equity method of accounting. Such amount includes the Company's share of WilTel's income from the recognition of non-operating settlement gains related to the termination of various agreements that released WilTel from previously accrued obligations, recoveries of previously written off receivables and a gain on the sale of a subsidiary. The Company's share of these gains was approximately $31,200,000. Subsequent to the merger in November 2003, WilTel became a consolidated subsidiary of the Company and the equity method of accounting was no longer applied. The Company did not record a deferred tax benefit for its share of WilTel's losses while applying the equity method as its ability to use the capital loss to reduce the tax due on capital gains in the future is uncertain.

Discontinued Operations

        Wireless Messaging

        In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. WebLink operated in the wireless messaging industry, providing wireless data services and traditional paging services. Pursuant to the agreement, the Company acquired outstanding secured notes of WebLink with a principal amount of $36,500,000 (representing 94% of the total outstanding debt). In April 2003, upon receipt of approval from the FCC, the Company acquired approximately 80% of the outstanding common stock of WebLink and commenced consolidating WebLink in its financial statements.

        In the fourth quarter of 2003, WebLink sold substantially all of its operating assets to Metrocall, Inc. for 500,000 shares of common stock of Metrocall, Inc's parent, Metrocall Holdings, Inc. ("Metrocall"), an immediately exercisable warrant to purchase 25,000 shares of common stock of Metrocall at $40 per share, and a warrant to purchase up to 100,000 additional shares of Metrocall common stock at $40 per share, subject to certain vesting criteria. The Metrocall securities have the benefit of a registration rights agreement. Based upon the market price of the Metrocall stock received and the fair value of the warrants received as of the date of sale, the Company reported a pre-tax gain of $11,500,000 on this transaction. WebLink's investment in the shares of Metrocall common stock is classified as non-current investments at December 31, 2003 (aggregate fair value and book value of $36,900,000). During 2003, the Company recorded $3,400,000 of income from discontinued operations relating to WebLink.

        Foreign Real Estate

        In 2002, the Company sold its interest in Fidei to an unrelated third party for total proceeds of 70,400,000 Euros ($66,200,000), which resulted in an after tax gain on the sale reflected in results of operations of $4,500,000 (net of income tax expense of $2,400,000) for the year ended December 31, 2002, and an increase to shareholders' equity of $12,100,000 as of December 31, 2002. The Euro denominated sale proceeds were not converted into U.S. dollars immediately upon receipt. The Company entered into a participating currency derivative, which expired later in 2002. Upon expiration, net of the premium paid to purchase the contract, the Company received $67,900,000 in exchange for 70,000,000 Euros and recognized a foreign exchange gain of $2,000,000, which is included in investment and other income for the year ended December 31, 2002.

        Property and Casualty Insurance

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

Recently Issued Accounting Standards

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As a result of the implementation of SFAS 150, the Company began classifying its $98,200,000 of trust issued preferred securities as liabilities beginning July 1, 2003, and classifies dividends accrued for these securities as interest expense. SFAS 150 does not permit restatement of prior period amounts to reflect the new classification.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision ("FIN 46R") to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. The Company does not believe that the implementation of FIN 46 will have a material effect on its consolidated results of operations or financial condition. However, FIN 46R may impact how the Company accounts for new investments in the future or how the Company accounts for changes in contractual relationships among parties with an interest in the Company's existing investments.

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and other Postretirement Benefits" ("SFAS 132R"), which is effective for financial statements with fiscal years ending after December 15, 2003. The Company has adopted SFAS 132R, which requires additional disclosures for pension and postretirement benefit plans.

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


          A WORSENING OF GENERAL ECONOMIC AND MARKET CONDITIONS OR INCREASES IN PREVAILING INTEREST RATE LEVELS, which may result in reduced sales of our products and services, lower valuations for our associated companies and investments or a negative impact on the credit quality of our assets;


          CHANGES IN FOREIGN AND DOMESTIC LAWS, REGULATIONS AND TAXES, which may result in higher costs and lower revenue for our businesses, including as a result of unfavorable political and diplomatic developments, currency fluctuations, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to non-U.S. ownership;


          INCREASED COMPETITION AND CHANGES IN PRICING ENVIRONMENTS, which may result in decreasing revenues and/or margins, increased raw materials costs for our plastics business, loss of market share or significant price erosion;


          CONTINUED INSTABILITY AND UNCERTAINTY IN THE TELECOMMUNICATIONS INDUSTRY, associated with increased competition, aggressive pricing and overcapacity;


          DEPENDENCE ON KEY PERSONNEL, the loss of which would severely affect our ability to develop and implement our business strategy;


          INABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL, which would make it difficult to conduct the businesses of certain of our subsidiaries, including WilTel and Symphony;


          ADVERSE LEGAL AND REGULATORY DEVELOPMENTS THAT MAY AFFECT PARTICULAR BUSINESSES, such as regulatory developments in the telecommunications and healthcare industries, or in the environmental area, which could affect the Company's real estate development activities and telecommunications business, as well as the Company's other operations;


          WEATHER RELATED CONDITIONS AND SIGNIFICANT NATURAL DISASTERS, INCLUDING HURRICANES, TORNADOES, WINDSTORMS, EARTHQUAKES AND HAILSTORMS, which may impact our wineries, real estate holdings and reinsurance operations;


          THE INABILITY TO REINSURE CERTAIN RISKS ECONOMICALLY, which could result in the Company having to self-insure business risks;


          CHANGES IN U.S. REAL ESTATE MARKETS, including the residential market in Southern California and the commercial market in Washington D.C., which are sensitive to mortgage interest rate levels, and the vacation market in Hawaii;


          ADVERSE ECONOMIC, POLITICAL OR ENVIRONMENTAL DEVELOPMENTS IN SPAIN, which could delay or preclude the issuance of permits necessary to develop the Company's copper mineral rights or which could result in increased costs of bringing the project to completion and increased costs in financing the development of the project;


          DECREASES IN WORLD WIDE COPPER PRICES, which could adversely affect the commercial viability of the Company's mineral rights in Spain;

          WILTEL'S DEPENDENCE ON A SMALL NUMBER OF SUPPLIERS AND HIGH-VOLUME CUSTOMERS (INCLUDING SBC), the loss of any of which could adversely affect WilTel's ability to generate operating profits and positive cash flows;


          CHANGES IN TELECOMMUNICATIONS LAWS AND REGULATIONS, which could adversely affect WilTel and its customers through, for example, higher costs, increased competition and a loss of revenue;


          WILTEL'S ABILITY TO ADAPT TO TECHNOLOGICAL DEVELOPMENTS OR CONTINUED OR INCREASED PRICING COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY, which could adversely affect WilTel's ability to generate operating profits and positive cash flows;


          WILTEL'S INABILITY TO GENERATE OPERATING PROFITS AND POSITIVE CASH FLOWS, which could result in a default under WilTel's credit agreement, pursuant to which substantially all of its assets are pledged;


          CURRENT AND FUTURE LEGAL AND ADMINISTRATIVE CLAIMS AND PROCEEDINGS AGAINST WILTEL, which may result in increased costs and diversion of management's attention;


          WILTEL'S ABILITY TO ACQUIRE OR MAINTAIN RIGHTS OF WAY NECESSARY FOR THE OPERATION OF ITS NETWORK, which could require WilTel to find alternate routes or increase WilTel's costs to provide services to its customers;


          CHANGES IN ECONOMIC CONDITIONS INCLUDING THOSE AFFECTING REAL ESTATE AND OTHER COLLATERAL VALUES, the continued financial stability of the Company's borrowers and their ability to make loan principal and interest payments;


          REGIONAL OR GENERAL INCREASES IN THE COST OF LIVING, particularly in the regions in which the Company has operations or sells its products or services, which may result in lower sales of such products and service; and


          RISKS ASSOCIATED WITH FUTURE ACQUISITIONS AND INVESTMENTS, including changes in the composition of the Company's assets and liabilities through such acquisitions, diversion of management's attention from normal daily operations of the business and insufficient revenues to offset increased expenses associated with acquisitions.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but is not intended to be exhaustive. Therefore, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Undue reliance should not be placed on these forward-looking statements. The Company does not undertake any obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

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

        The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 76% of the Company's total investment portfolio at December 31, 2003. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations. The estimated weighted average remaining life of these fixed income securities was approximately 2.0 years at December 31, 2003. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company's investment portfolio also includes its investment in WMIG, carried at its aggregate market value of $172,500,000. This investment is approximately 12% of the Company's total investment portfolio, and its value is subject to change if the market value of the WMIG stock rises or falls. At December 31, 2002, fixed income securities comprised approximately 69% of the Company's total investment portfolio and had an estimated weighted average remaining life of 4.6 years. At December 31, 2003 and 2002, the Company's portfolio of trading securities was not material.

        The Company is subject to interest rate risk on its long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.

        The Company's banking and lending operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. The principal objectives of the Company's banking and lending asset/liability management activities are to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and to facilitate funding needs. The Company utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The model quantifies the effects of various interest rate scenarios on the projected net interest margin over the ensuing twelve-month period. Derivative financial instruments, including interest rate swaps, may be used to modify the Company's indicated net interest sensitivity to levels deemed to be appropriate based on risk management policies and the Company's current economic outlook. Counterparties to such agreements are major financial institutions, which the Company believes are able to fulfill their obligations; however, if they are not, the Company believes that any losses are unlikely to be material. The banking and lending operations did not have any derivative financial instruments at December 31, 2003.

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

        For additional information, see Notes 6, 11 and 20 of Notes to Consolidated Financial Statements.

                                                                Expected Maturity Date
                                                                ----------------------
                                          2004            2005           2006           2007       2008
                                          ----            ----           ----           ----       ----
                                                               (Dollars in thousands)
THE COMPANY, EXCLUDING
----------------------
 BANKING AND LENDING:
 --------------------
RATE SENSITIVE ASSETS:
Available for Sale Fixed Income
  Securities:
  U.S. Government                     $  524,499   $  127,750    $        -   $        873   $        -
    Weighted Average
      Interest Rate                        1.43%        1.64%             -           3.63%           -
  Other Fixed Maturities:
   Rated Investment Grade             $   55,270   $    3,418    $    1,666   $          -   $        -
     Weighted Average
       Interest Rate                       2.26%        5.78%         6.75%              -            -
   Rated Less Than Investment
     Grade/Not Rated                  $   39,930   $   19,282    $   19,940   $     31,266   $   25,770
     Weighted Average
       Interest Rate                       7.22%        5.51%         4.43%          6.02%        9.07%
RATE SENSITIVE LIABILITIES:
Fixed Interest Rate Borrowings        $    5,225   $   22,835    $   72,090   $      4,106   $   19,867
   Weighted Average
     Interest Rate                         8.72%        7.57%         9.66%          6.39%        5.53%
Variable Interest Rate Borrowings     $    2,114   $  177,739    $  255,726   $     11,929   $    2,114
   Weighted Average
     Interest Rate                         5.35%        5.65%         5.87%          5.68%        6.76%

RATE SENSITIVE DERIVATIVE
FINANCIAL INSTRUMENTS:
Euro currency swap                    $    2,085   $    2,085    $    2,085   $      2,085   $    2,085
  Average Pay Rate                         5.89%        5.89%         5.89%          5.89%        5.89%
  Average Receive Rate                     7.60%        7.60%         7.60%          7.60%        7.60%
Pay Fixed/Receive Variable
Interest Rate Swap                    $    2,114   $    2,114    $    2,114   $      2,114   $    2,114
  Average Pay Rate                         5.01%        5.01%         5.01%          5.01%        5.01%
  Average Receive Rate                     2.29%        3.76%         4.77%          5.25%        6.11%

OFF-BALANCE SHEET ITEMS:
 Unused Lines of Credit               $        -   $    7,197    $  110,000   $          -   $        -
    Weighted Average
      Interest Rate                        3.24%        4.44%         4.60%              -            -


                             ** TABLE CONTINUED **


                             Expected Maturity Date
                             ----------------------
                                      Thereafter      Total       Fair Value
                                      ----------      -----       ----------
THE COMPANY, EXCLUDING
----------------------
  BANKING AND LENDING:
  --------------------
RATE SENSITIVE ASSETS:
Available for Sale Fixed Income
  Securities:
  U.S. Government                     $      -       $  653,122    $  653,122
    Weighted Average
      Interest Rate                          -
  Other Fixed Maturities:
   Rated Investment Grade             $    108       $   60,462    $   60,462
     Weighted Average
       Interest Rate                     11.0%
   Rated Less Than Investment
     Grade/Not Rated                  $ 64,737       $  200,925    $  200,925
     Weighted Average
       Interest Rate                     7.99%

RATE SENSITIVE LIABILITIES:
Fixed Interest Rate Borrowings        $551,367       $  675,490    $  679,345
   Weighted Average
     Interest Rate                       7.43%
Variable Interest Rate Borrowings     $ 37,105       $  486,727    $  486,727
   Weighted Average
     Interest Rate                       7.07%

RATE SENSITIVE DERIVATIVE
FINANCIAL INSTRUMENTS:
Euro currency swap                    $  2,608       $   13,033    $   (4,864)
  Average Pay Rate                       5.89%
  Average Receive Rate                   7.60%
Pay Fixed/Receive Variable
Interest Rate Swap                    $ 37,105       $   47,675    $   (3,079)
  Average Pay Rate                       5.01%
  Average Receive Rate                   6.42%

OFF-BALANCE SHEET ITEMS:
 Unused Lines of Credit               $      -       $  117,197    $  117,197
    Weighted Average
      Interest Rate                          -


                              ** TABLE COMPLETE **

                                                                          Expected Maturity Date
                                                                          ----------------------

                                          2004            2005           2006           2007           2008
                                          ----            ----           ----           ----           ----
                                                                 (Dollars in thousands)
BANKING AND LENDING:
--------------------
RATE SENSITIVE ASSETS:
  Certificates of Deposit             $     299     $       -     $          -   $          -     $       -
     Weighted Average
      Interest Rate                        1.80%            -               -              -              -
  Fixed Interest Rate
    Securities                        $    3,889     $     516    $        187   $         18     $    1,686
     Weighted Average
      Interest Rate                        8.47%         8.45%           8.43%          7.96%          5.35%
  Variable Interest Rate
     Securities                       $   12,072     $  11,035    $      8,854   $      3,490     $    3,614
     Weighted Average
      Interest Rate                        1.26%          .91%           .91%           .91%            .91%
  Fixed Interest Rate Loans           $   83,087     $   37,014   $     16,846   $      7,524     $   8,509
     Weighted Average
      Interest Rate                        20.75%        20.43%         18.89%         17.73%         17.72%
  Variable Interest Rate
     Loans                            $    7,241     $   6,072    $     4,670    $      4,934     $   2,704
     Weighted Average
      Interest Rate                        15.14%        15.03%        14.94%         15.24%         14.67%

RATE SENSITIVE LIABILITIES:
  Money Market Deposits               $   12,312     $     -      $        -     $        -       $      -
     Weighted Average
      Interest Rate                          .68%          -               -              -              -
  Time Deposits                       $   91,019     $  26,273    $    5,976     $    9,803       $    114
     Weighted Average
      Interest Rate                         2.94%        6.01%         5.21%          4.55%           1.47%
  Fixed Interest Rate
   Borrowings                         $   16,617     $     -      $       -      $        -       $      -
     Weighted Average
      Interest Rate                         1.19%          -              -               -              -

OFF-BALANCE SHEET ITEMS:
Unused Lines of Credit                $        -     $     -      $      -        $       -       $      -
  Weighted Average
   Interest Rate                               -           -              -               -              -



                             ** TABLE CONTINUED **

                                             Expected Maturity Date
                                             ----------------------
                                     Thereafter         Total         Fair Value
                                     ----------         -----         ----------

BANKING AND LENDING:
--------------------
RATE SENSITIVE ASSETS:
  Certificates of Deposit        $          -    $        299       $       299
     Weighted Average
      Interest Rate                         -           1.80%
  Fixed Interest Rate
    Securities                   $      1,125    $      7,421       $      7,421
     Weighted Average
       Interest Rate                    6.24%           7.42%
  Variable Interest Rate
     Securities                  $     11,217    $     50,282       $     50,282
     Weighted Average
      Interest Rate                     1.99%           1.24%
  Fixed Interest Rate Loans      $     18,027    $    171,007       $    160,758
     Weighted Average
      Interest Rate                    18.53%          19.96%
  Variable Interest Rate
     Loans                       $      8,824    $     34,445       $     34,704
     Weighted Average
      Interest Rate                    14.52%          14.91%

RATE SENSITIVE LIABILITIES:
  Money Market Deposits         $          -     $     12,312       $     12,312
     Weighted Average
      Interest Rate                        -             .68%
  Time Deposits                 $         35     $    133,220       $    136,596
     Weighted Average
      Interest Rate                      .50%           3.77%
  Fixed Interest Rate
   Borrowings                   $          -     $     16,617       $     16,617
     Weighted Average
      Interest Rate                        -            1.19%

OFF-BALANCE SHEET ITEMS:
Unused Lines of Credit          $     17,000     $     17,000       $     17,000
  Weighted Average
   Interest Rate                       1.06%            1.06%



Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

Item 9A.   Controls and Procedures.
-------    -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

        The information to be included under the caption "Election of Directors" and "Information Concerning the Board and Board Committees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2004 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

Item 11.  Executive Compensation.
-------   ----------------------

        The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

Equity Compensation Plan Information

        The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2003. All outstanding awards relate to the Company's common stock.


                                                                                                          Number of securities
                                                                                                           remaining available
                                                                                                           for future issuance
                                          Number of securities                 Weighted-average                under equity
                                           to be issued upon                  exercise price of            compensation plans
                                    exercise of outstanding options,         outstanding options,          (excluding securities
                                           warrants and rights                warrants and rights        reflected in column (a))
Plan Category                                    (a)                                (b)                           (c)
-------------                       --------------------------------        ----------------------      -------------------------

Equity compensation
  plans approved by
  security holders                                1,286,120                       $  25.30                           592,650

Equity compensation
  plans not approved
  by security holders                               -                               -                               -
                                                 ----------                       --------                       -----------

Total                                             1,286,120                       $  25.30                           592,650
                                                 ==========                       ========                        ==========

        The information to be included under the caption "Present Beneficial Ownership of Common Shares" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

        The information to be included under the caption "Executive Compensation
- Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.
--------   --------------------------------------

        The information to be included under the caption "Principal Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------       -----------------------------------------------------------------

(a)(1)(2) Financial Statements and Schedules.

               Report of Independent Auditors...............................................................................    F-1
               Financial Statements:
                  Consolidated Balance Sheets at December 31, 2003 and 2002.................................................    F-2
                  Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and
                     2001 ..................................................................................................    F-3
                  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and
                     2001 ..................................................................................................    F-4
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended
                     December 31, 2003, 2002 and 2001.......................................................................    F-6
                  Notes to Consolidated Financial Statements................................................................    F-7

               Financial Statement Schedules:

                  Schedule  I - Condensed Financial Information of Registrant...............................................    F-51

                  Schedule II - Valuation and Qualifying Accounts...........................................................    F-56


       (3) Executive Compensation Plans and Arrangements.
           ---------------------------------------------

          1999 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated April 9, 1999 (the "1999 Proxy Statement")).

          Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg.

          Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan (filed as Annex A to the Company's Proxy Statement dated April 17, 2003 (the "2003 Proxy Statement")).

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

          Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).

          Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).

(b) Reports on Form 8-K.
    -------------------

      The Company filed current reports on Form 8-K dated October 2, 2003, October 16, 2003, October 30, 2003, November 5, 2003, November 6, 2003, November 14, 2003 and December 4, 2003, which set forth information under
      Item 5. Other Events and Item 7. Financial Statements and Exhibits.

      The Company filed a current report on Form 8-K dated November 6, 2003 which set forth information under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.

(c) Exhibits.
------------

           3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14,
                    1993).*

           3.2 Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002.

           3.3 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).*

           3.4      Amended and Restated By-laws as amended through March 9,
                    2004.

           4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

           10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

           10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

           10.3 Fiber Lease Agreement together with Colocation and Maintenance Agreement, each dated April 26, 2002, and each amended October 10, 2002, and February 14, 2003, between WCL and Metromedia Fiber National Network, Inc. (filed as
                    Exhibit 10.48 to WilTel's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "WilTel 10-K")).*

           10.4 Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).*

           10.5 Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg.

           10.6 Form of Amended and Restated Revolving Credit Agreement dated as of March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).*

           10.7 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

           10.8 Purchase Agreement among General Electric Capital Corporation, the Company, Charter National Life Insurance Company, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the Company's Proxy Statement dated October 3, 1997 (the "1997 Proxy Statement")).*

           10.9 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter National Life Insurance Company, Intramerica Life Insurance Company and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).*

           10.10 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan (filed as Annex A to the 2003 Proxy Statement).*

           10.11 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K")).*

           10.12 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit
                    10.17 to the Company's 1993 10-K).*

           10.13 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.19 to the 2001 10-K).*

           10.14 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as
                    Exhibit 10.18 to the 1993 10-K).*

           10.15 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*

           10.16 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the 2000 10-K).*

           10.17 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the Company's Current Report on Form 8-K dated August 27, 2001).*

           10.18 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as
                    Exhibit 10.28 to the 2001 10-K).*

           10.19 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc. ("TWC"), Williams Communications Group, Inc. ("WCG"), CG Austria, Inc., the official committee of unsecured creditors and the Company (filed as Exhibit 99.2 to the Current Report on Form 8-K of WCG dated July 31, 2002 (the "WCG July 31, 2002 8-K")).*

           10.20 Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, Williams Communications, LLC ("WCL") (filed as Exhibit
                    99.4 to the WCG July 31, 2002 8-K).*

           10.21 First Amendment, made as of September 30, 2002, to the Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.4 to the Current Report on Form 8-K of WCG dated October 24, 2002 (the "WilTel October 24, 2002 8-K")).*

           10.22 Second Amendment, made as of October 15, 2002, to the Investment Agreement, dated as of July 26, 2002, as amended on September 30, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.5 to the WilTel October 24, 2002 8-K).*


           10.23 Purchase and Sale Agreement, dated as of July 26, 2002, by and between TWC and the Company (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated July 31,
                    2002).*

           10.24 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K).*

           10.25 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the WilTel October 24, 2002 8-K).*

           10.26 Share Purchase Agreement, dated April 17, 2002 between LUK Fidei L.L.C. and Hampton Trust PLC (filed as Exhibit 10.37 to the 2002 10-K).*

           10.27 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Century Consolidated SA (filed as
                    Exhibit 10.38 to the 2002 10-K).*

           10.28 Agreement and Plan of Merger, dated August 21, 2003, among the Company, Wrangler Acquisition Corp. and WilTel (filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 2003).*

           10.29 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002).*

           10.30 Second Amended and Restated Berkadia LLC Operating Agreement, dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 10.40 to the 2002 10-K).*

           10.31 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in Schedule I thereto (filed as Exhibit 10.41 to the 2002 10-K).*

           10.32 Amended and Restated Alliance Agreement between Telefonos de Mexico, S.A. de C.V. and Williams Communications, Inc., dated May 25, 1999 (filed as Exhibit 10.2 to WCG's Equity Registration Statement, Amendment No. 8, dated September 29,
                    1999).*

           10.33 Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc. dated February 8, 1999 (filed as Exhibit 10.10 WCG's Equity Registration Statement, Amendment No. 1, dated May 27, 1999).*

           10.34 Transport Services Agreement dated February 8, 1999, between Southwestern Bell Communication Services, Inc. and Williams Communications, Inc. (filed as Exhibit 10.11 to WCG's Equity Registration Statement, Amendment No. 1, dated May 27,
                    1999).*

           10.35 Copy of WCG's April 22, 2002, agreement with principal creditor group (filed as Exhibit 10.1 to WCG's Current Report on Form 8-K dated April 22, 2002 (the "WCG April 22, 2002 8-K")).*

           10.36 Copy of WCG's agreement with TWC (filed as Exhibit 10.2 to the WCG April 22, 2002 8-K).*

           10.37 First Amended Joint Chapter 11 Plan of Reorganization of WCG and CG Austria, filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the WCG July 31, 2002 8-K).*

           10.38 Real Property Purchase and Sale Agreement among WilTel, Williams Headquarters Building Company, Williams Technology Center, LLC, WCL, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 4 to the Settlement Agreement (filed as Exhibit 99.6 to the WCG July 31, 2002 8-K).*

           10.39 List of TWC Continuing Contracts, filed with the Bankruptcy Court as Exhibit 5 to the Settlement Agreement (filed as
                    Exhibit 99.7 to the WCG July 31, 2002 8-K).*

           10.40 Agreement for the Resolution of Continuing Contract Disputes among WCG, WCL and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit 99.8 to the WCG July 31, 2002 8-K).*

           10.41 Tax Cooperation Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the WCG July 31, 2002 8-K).*

           10.42 Amendment to Trademark License Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit to the Settlement Agreement (filed as Exhibit 99.10 to the WCG July 31, 2002 8-K).*

           10.43 Assignment of Rights between Williams Information Services Corporation and WCL, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the WCG July 31, 2002 8-K).*

           10.44 Guaranty Indemnification Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as
                    Exhibit 10 to the Settlement Agreement (filed as Exhibit
                    99.12 to the WCG July 31, 2002 8-K).*

           10.45 Declaration of Trust, dated as of October 15, 2002, by and among WCG, WilTel and the Residual Trustee (filed as Exhibit
                    99.1 to WilTel's Current Report on Form 8-K dated October 24, 2002 (the "WilTel October 24, 2002 8-K")).*

           10.46 Second Amended and Restated Credit and Guaranty Agreement of WilTel, dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the WilTel October 24, 2002 8-K).*

           10.47 Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement of WilTel, dated as of September 8, 1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999 (filed as Exhibit 99.13 to the WilTel October 24, 2002 8-K).*

           10.48 Amended and Restated Security Agreement, dated as of April 23, 2001, as amended and restated as of October 15, 2002 (filed as Exhibit 99.14 to the WilTel October 24, 2002 8-K).*

           10.49 Amendment No. 1, dated as of October 15, 2002, to the Real Property Purchase and Sale Agreement, dated as of July 26, 2002, among Williams Headquarters Building Company, WTC, WCL, WCG and Williams Communications Aircraft, LLC (filed as
                    Exhibit 99.15 to the WilTel October 24, 2002 8-K).*

           10.50 Pledge Agreement dated as of October 15, 2002, by CG Austria, Inc., as pledgor, to Williams Headquarters Building Company, as pledgee (filed as Exhibit 10.42 to the WilTel 10-K).*

           10.51 First Amendment to Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc., by and between SBC Communications Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.43 to the WilTel 10-K).*

           10.52 First Amendment to Transport Services Agreement among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., dated September 29, 2000 (filed as Exhibit 10.44 to the WilTel 10-K).*

           10.53 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of June 25, 2001 (filed as Exhibit 10.45 to the WilTel 10-K).*

           10.54 Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and Amendment No. 2 dated June 25, 2001, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.46 to the WilTel 10-K).*

           10.55 Fiber Lease Agreement, together with Colocation and Maintenance Agreement and Lease Agreement #2, each dated April 26, 2002, and each amended October 10, 2002, between Metromedia Fiber Network Services, Inc. and WCL (filed as
                    Exhibit 10.47 to the WilTel 10-K).*

           10.56 Amendment No. 2 to Master Alliance Agreement and Amendment No. 4 to Transport Services Agreement, dated December 31, 2003, amending the (a) Master Alliance Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 effective September 23, 2002, by and between WCL, and SBC Communications Inc. and (b) Transport Services Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 dated as of September 29, 2000, Amendment No. 2 and Amendment No. 3 dated as of September 23, 2002 by and among WCL, SBC Operations, Inc., and Southwestern Bell Communications Services Inc.

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

           23.2 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                    (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                    33-61718), Form S-8 (No. 333-51494) and Form S-4 (No.
                    333-86018).

           23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                    S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
                    S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form S-4
                    (No. 333-86018).

           23.4 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of The FINOVA Group Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                    33-61682), Form S-8 (No. 33-61718), Form S-8 (No. 333-51494)
                    and Form S-4 (No. 333-86018).**

           23.5 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC for the three years ended December 31, 2003 and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                    S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
                    S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form S-4
                    (No. 333-86018).

           23.6 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners
                    (QP), LP and EagleRock Master Fund and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                    (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                    33-61718), Form S-8 (No. 333-51494) and Form S-4 (No.
                    333-86018).

           23.7 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of WilTel Communications Group, Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                    (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8
                    (No. 33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                    333-51494) and Form S-4 (No. 333-86018).

           31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

           32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***


           32.3     Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.***

            (d) Financial statement schedules.
                -----------------------------

                    (1) Berkadia LLC financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from inception, February 26, 2001, to December 31, 2001.

                    (2) Olympus Re Holdings, Ltd. combined financial statements as of December 31, 2003 and 2002 for the years ended December 31, 2003 and 2002 and for the period from December 3, 2001 (date of incorporation) to December 31, 2001.

                    (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.**

                    (4) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

                    (5) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period from January 1, 2002 (commencement of operations) to December 31, 2002 and EagleRock Master Fund financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period from May 1, 2002 (commencement of operations) to December 31, 2002.

                    (6) WilTel Communications Group, Inc. consolidated financial statements as of November 5, 2003 and December 31, 2002 (Successor Company), and for the periods from January 1, 2003 through November 5, 2003, and November 1, 2002 through December 31, 2002 (Successor Company) and the periods January 1, 2002 through October 31, 2002, and for the year ended December 31, 2001 (Predecessor Company).


      -----------------------------

*     Incorporated by reference.

**    To be filed by amendment pursuant to Item 3-09(b) of Regulation S-X.

***   Furnished herewith pursuant to item 601(b)(32) of Regulation S-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LEUCADIA NATIONAL CORPORATION


March 12, 2004                                 By:  /s/  Barbara L. Lowenthal
                                                  ------------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.


           Signature                                                     Title
           ---------                                                     -----


 /s/ Ian M. Cumming                                          Chairman of the Board
---------------------------------------------------          (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg                                     President and Director
---------------------------------------------------          (Principal Executive Officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando                                       Vice President and Chief Financial Officer
---------------------------------------------------          (Principal Financial Officer)
Joseph A. Orlando


 /s/ Barbara L. Lowenthal                                    Vice President and Comptroller
---------------------------------------------------          (Principal Accounting Officer)
Barbara L. Lowenthal


 /s/ Paul M. Dougan                                           Director
---------------------------------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger                                  Director
---------------------------------------------------
Lawrence D. Glaubinger


 /s/ James E. Jordan                                         Director
---------------------------------------------------
James E. Jordan


 /s/ Jesse Clyde Nichols, III                                Director
---------------------------------------------------
Jesse Clyde Nichols, III


                                 EXHIBIT INDEX


           3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14,
                    1993).*

           3.2 Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002.

           3.3 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the 2002 10-K).*

           3.4      Amended and Restated By-laws as amended through March 9,
                    2004.

           4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

           10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

           10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

           10.3 Fiber Lease Agreement together with Colocation and Maintenance Agreement, each dated April 26, 2002, and each amended October 10, 2002, and February 14, 2003, between WCL and Metromedia Fiber National Network, Inc. (filed as
                    Exhibit 10.48 to the WilTel 10-K).*

           10.4 Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).*

           10.5 Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg.

           10.6 Form of Amended and Restated Revolving Credit Agreement dated as of March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).*

           10.7 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).*

           10.8 Purchase Agreement among General Electric Capital Corporation, the Company, Charter National Life Insurance Company, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the 1997 Proxy Statement).*

           10.9 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter National Life Insurance Company, Intramerica Life Insurance Company and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the 1997 10-K).*

           10.10 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan (filed as Annex A to the 2003 Proxy Statement).*

           10.11 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the 1998 10-K).*

           10.12 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit
                    10.17 to the Company's 1993 10-K).*

           10.13 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.19 to the 2001 10-K).*

           10.14 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as
                    Exhibit 10.18 to the 1993 10-K).*

           10.15 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*

           10.16 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the 2000 10-K).*

           10.17 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the Company's Current Report on Form 8-K dated August 27, 2001).*

           10.18 Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as
                    Exhibit 10.28 to the 2001 10-K).*

           10.19 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc. ("TWC"), Williams Communications Group, Inc. ("WCG"), CG Austria, Inc., the official committee of unsecured creditors and the Company (filed as Exhibit 99.2 to the WCG July 31, 2002 8-K).*

           10.20 Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, Williams Communications, LLC ("WCL") (filed as Exhibit
                    99.4 to the WCG July 31, 2002 8-K).*

           10.21 First Amendment, made as of September 30, 2002, to the Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.4 to the WilTel October 24, 2002 8-K).*

           10.22 Second Amendment, made as of October 15, 2002, to the Investment Agreement, dated as of July 26, 2002, as amended on September 30, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.5 to the WilTel October 24, 2002 8-K).*

           10.23 Purchase and Sale Agreement, dated as of July 26, 2002, by and between TWC and the Company (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated July 31,
                    2002).*

           10.24 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K).*

           10.25 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the WilTel October 24, 2002 8-K).*

           10.26 Share Purchase Agreement, dated April 17, 2002 between LUK Fidei L.L.C. and Hampton Trust PLC (filed as Exhibit 10.37 to the 2002 10-K).*

           10.27 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Century Consolidated SA (filed as
                    Exhibit 10.38 to the 2002 10-K).*

           10.28 Agreement and Plan of Merger, dated August 21, 2003, among the Company, Wrangler Acquisition Corp. and WilTel (filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 2003).*

           10.29 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002).*

           10.30 Second Amended and Restated Berkadia LLC Operating Agreement, dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 10.40 to the 2002 10-K).*

           10.31 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in Schedule I thereto (filed as Exhibit 10.41 to the 2002 10-K).*

           10.32 Amended and Restated Alliance Agreement between Telefonos de Mexico, S.A. de C.V. and Williams Communications, Inc., dated May 25, 1999 (filed as Exhibit 10.2 to WCG's Equity Registration Statement, Amendment No. 8, dated September 29,
                    1999).*

           10.33 Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc. dated February 8, 1999 (filed as Exhibit 10.10 WCG's Equity Registration Statement, Amendment No. 1, dated May 27, 1999).*

           10.34 Transport Services Agreement dated February 8, 1999, between Southwestern Bell Communication Services, Inc. and Williams Communications, Inc. (filed as Exhibit 10.11 to WCG's Equity Registration Statement, Amendment No. 1, dated May 27,
                    1999).*

           10.35 Copy of WCG's April 22, 2002, agreement with principal creditor group (filed as Exhibit 10.1 to the WCG April 22, 2002 8-K).*

           10.36 Copy of WCG's agreement with TWC (filed as Exhibit 10.2 to the WCG April 22, 2002 8-K).*

           10.37 First Amended Joint Chapter 11 Plan of Reorganization of WCG and CG Austria, filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the WCG July 31, 2002 8-K).*

           10.38 Real Property Purchase and Sale Agreement among WilTel, Williams Headquarters Building Company, Williams Technology Center, LLC, WCL, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 4 to the Settlement Agreement (filed as Exhibit 99.6 to the WCG July 31, 2002 8-K).*

           10.39 List of TWC Continuing Contracts, filed with the Bankruptcy Court as Exhibit 5 to the Settlement Agreement (filed as
                    Exhibit 99.7 to the WCG July 31, 2002 8-K).*

           10.40 Agreement for the Resolution of Continuing Contract Disputes among WCG, WCL and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit 99.8 to the WCG July 31, 2002 8-K).*

           10.41 Tax Cooperation Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the WCG July 31, 2002 8-K).*

           10.42 Amendment to Trademark License Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit to the Settlement Agreement (filed as Exhibit 99.10 to the WCG July 31, 2002 8-K).*

           10.43 Assignment of Rights between Williams Information Services Corporation and WCL, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the WCG July 31, 2002 8-K).*

           10.44 Guaranty Indemnification Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as
                    Exhibit 10 to the Settlement Agreement (filed as Exhibit
                    99.12 to the WCG July 31, 2002 8-K).*

           10.45 Declaration of Trust, dated as of October 15, 2002, by and among WCG, WilTel and the Residual Trustee (filed as Exhibit
                    99.1 to the WilTel October 24, 2002 8-K).*

           10.46 Second Amended and Restated Credit and Guaranty Agreement of WilTel, dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the WilTel October 24, 2002 8-K).*

           10.47 Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement of WilTel, dated as of September 8, 1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999 (filed as Exhibit 99.13 to the WilTel October 24, 2002 8-K).*

           10.48 Amended and Restated Security Agreement, dated as of April 23, 2001, as amended and restated as of October 15, 2002 (filed as Exhibit 99.14 to the WilTel October 24, 2002 8-K).*

           10.49 Amendment No. 1, dated as of October 15, 2002, to the Real Property Purchase and Sale Agreement, dated as of July 26, 2002, among Williams Headquarters Building Company, WTC, WCL, WCG and Williams Communications Aircraft, LLC (filed as
                    Exhibit 99.15 to the WilTel October 24, 2002 8-K).*

           10.50 Pledge Agreement dated as of October 15, 2002, by CG Austria, Inc., as pledgor, to Williams Headquarters Building Company, as pledgee (filed as Exhibit 10.42 to the WilTel 10-K).*

           10.51 First Amendment to Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc., by and between SBC Communications Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.43 to the WilTel 10-K).*

           10.52 First Amendment to Transport Services Agreement among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., dated September 29, 2000 (filed as Exhibit 10.44 to the WilTel 10-K).*

           10.53 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of June 25, 2001 (filed as Exhibit 10.45 to the WilTel 10-K).*

           10.54 Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and Amendment No. 2 dated June 25, 2001, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.46 to the WilTel 10-K).*

           10.55 Fiber Lease Agreement, together with Colocation and Maintenance Agreement and Lease Agreement #2, each dated April 26, 2002, and each amended October 10, 2002, between Metromedia Fiber Network Services, Inc. and WCL (filed as
                    Exhibit 10.47 to the WilTel 10-K).*

           10.56 Amendment No. 2 to Master Alliance Agreement and Amendment No. 4 to Transport Services Agreement, dated December 31, 2003, amending the (a) Master Alliance Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 effective September 23, 2002, by and between WCL, and SBC Communications Inc. and (b) Transport Services Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 dated as of September 29, 2000, Amendment No. 2 and Amendment No. 3 dated as of September 23, 2002 by and among WCL, SBC Operations, Inc., and Southwestern Bell Communications Services Inc.

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

           23.2 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                    (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                    33-61718), Form S-8 (No. 333-51494) and Form S-4 (No.
                    333-86018).

           23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                    S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
                    S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form S-4
                    (No. 333-86018).

           23.4 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of The FINOVA Group Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                    33-61682), Form S-8 (No. 33-61718), Form S-8 (No. 333-51494)
                    and Form S-4 (No. 333-86018).**

           23.5 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC for the three years ended December 31, 2003 and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                    S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
                    S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form S-4
                    (No. 333-86018).

           23.6 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners
                    (QP), LP and EagleRock Master Fund and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                    (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                    33-61718), Form S-8 (No. 333-51494) and Form S-4 (No.
                    333-86018).

           23.7 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of WilTel Communications Group, Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                    (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8
                    (No. 33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                    333-51494) and Form S-4 (No. 333-86018).

           31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

           32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***


           32.3     Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.***

            (d)     Financial statement schedules.
                    -----------------------------

                    (1) Berkadia LLC financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from inception, February 26, 2001, to December 31, 2001.

                    (2) Olympus Re Holdings, Ltd. combined financial statements as of December 31, 2003 and 2002 for the years ended December 31, 2003 and 2002 and for the period from December 3, 2001 (date of incorporation) to December 31, 2001.

                    (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.**

                    (4) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

                    (5) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period from January 1, 2002 (commencement of operations) to December 31, 2002 and EagleRock Master Fund financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period from May 1, 2002 (commencement of operations) to December 31, 2002.

                    (6) WilTel Communications Group, Inc. consolidated financial statements as of November 5, 2003 and December 31, 2002 (Successor Company), and for the periods from January 1, 2003 through November 5, 2003, and November 1, 2002 through December 31, 2002 (Successor Company) and the periods January 1, 2002 through October 31, 2002, and for the year ended December 31, 2001 (Predecessor Company).


      -----------------------------

*     Incorporated by reference.

**    To be filed by amendment pursuant to Item 3-09(b) of Regulation S-X.

***   Furnished herewith pursuant to item 601(b)(32) of Regulation S-K.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Board of Directors and
Shareholders of Leucadia National Corporation



In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1)(2) of this Form 10-K, present fairly, in all material respects, the financial position of Leucadia National Corporation and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(1)(2) of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of WilTel, for the period from January 1, 2003 through November 5, 2003. For this period, WilTel was accounted for on the equity method and from January 1, 2003 through November 5, 2003 had a net loss of approximately $109,000,000, of which the Company's 47.4% share was approximately $52,000,000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for WilTel, is based on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
New York, New York
March 9, 2004

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(Dollars in thousands, except par value)

                                                                                            2003                        2002
                                                                                            ----                        ----
ASSETS
------
Current assets:
   Cash and cash equivalents                                                          $     214,390               $     418,600
   Investments                                                                              714,363                     185,196
   Trade, notes and other receivables, net                                                  372,104                     114,579
   Prepaids and other current assets                                                         49,506                      22,476
                                                                                      -------------               -------------
        Total current assets                                                              1,350,363                     740,851
Non-current investments                                                                     673,742                     439,675
Notes and other receivables, net                                                            193,459                     292,843
Other assets                                                                                298,589                     164,570
Property, equipment and leasehold improvements, net                                       1,450,099                     166,207
Investments in associated companies:
   WilTel Communications Group, Inc.                                                           -                        340,551
   Other associated companies                                                               430,912                     397,081
                                                                                      -------------               -------------

             Total                                                                    $   4,397,164               $   2,541,778
                                                                                      =============               =============

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                $     377,473               $      75,770
   Deferred revenue                                                                          47,311                        -
   Other current liabilities                                                                 89,390                      15,436
   Customer banking deposits due within one year                                            103,331                     283,613
   Long-term debt due within one year                                                        23,956                       3,647
   Income taxes payable                                                                      15,867                      38,231
                                                                                      -------------               -------------
        Total current liabilities                                                           657,328                     416,697
Long-term deferred revenue                                                                  156,582                        -
Other non-current liabilities                                                               234,446                     126,774
Non-current customer banking deposits                                                        42,201                     109,291
Long-term debt                                                                            1,154,878                     229,426
Deferred tax liability                                                                         -                         16,556
                                                                                      -------------               -------------
        Total liabilities                                                                 2,245,435                     898,744
                                                                                      -------------               -------------

Commitments and contingencies

Minority interest                                                                            17,568                      10,309
                                                                                      -------------               -------------

Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely subordinated debt securities of the Company                 -                         98,200
                                                                                      -------------               -------------

SHAREHOLDERS' EQUITY
--------------------
Series A Non-Voting Convertible Preferred Stock                                                -                         47,507
Common shares, par value $1 per share, authorized 150,000,000 shares;
   70,823,502 and 58,268,572 shares issued and outstanding, after deducting
   47,710,719 and 60,213,299 shares held in treasury                                         70,824                      58,269
Additional paid-in capital                                                                  613,274                     154,260
Accumulated other comprehensive income                                                      152,251                      56,025
Retained earnings                                                                         1,297,812                   1,218,464
                                                                                      -------------               -------------
        Total shareholders' equity                                                        2,134,161                   1,534,525
                                                                                      -------------               -------------

             Total                                                                    $   4,397,164               $   2,541,778
                                                                                      =============               =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(In thousands, except per share amounts)

                                                                                        2003              2002             2001
                                                                                        ----              ----             ----
REVENUES:
---------
   Telecommunications                                                               $   231,930      $       -          $     -
   Healthcare                                                                            71,039              -                -
   Manufacturing                                                                         53,327          50,744            53,667
   Finance                                                                               55,091          87,812           113,422
   Investment and other income                                                          135,035         140,315           178,622
   Net securities gains (losses)                                                          9,953         (37,066)           28,450
                                                                                    ------------    ------------       -----------
                                                                                        556,375         241,805           374,161
                                                                                    ------------    ------------       -----------
EXPENSES:
---------
   Cost of sales:
      Telecommunications                                                                167,653              -                 -
      Healthcare                                                                         61,280              -                 -
      Manufacturing                                                                      38,998          33,963            36,803
   Interest                                                                              43,550          33,547            47,763
   Salaries                                                                              58,394          41,814            42,611
   Depreciation and amortization                                                         58,598          17,266            17,258
   Selling, general and other expenses                                                  161,931         156,740           156,644
                                                                                    ------------    ------------       -----------
                                                                                        590,404         283,330           301,079
                                                                                    ------------    ------------       -----------
   Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of
     associated companies                                                               (34,029)        (41,525)           73,082
                                                                                    ------------    ------------       -----------
Income tax (benefit) provision:
   Current                                                                              (20,451)       (116,817)           30,362
   Deferred                                                                             (23,750)        (28,048)          (41,703)
                                                                                    ------------    ------------       -----------
                                                                                        (44,201)       (144,865)          (11,341)
                                                                                    ------------    ------------       -----------
   Income from continuing operations before minority expense of trust preferred securities and equity in income (losses) of associated
      companies                                                                          10,172         103,340            84,423
Minority expense of trust preferred securities, net of taxes                             (2,761)         (5,521)           (5,521)
Equity in income (losses) of associated companies, net of taxes                          76,947          54,712           (15,974)
                                                                                    ------------    ------------       -----------
   Income from continuing operations                                                     84,358         152,531            62,928
Income (loss) from discontinued operations, net of taxes                                  5,198           4,580           (39,742)
Gain (loss) on disposal of discontinued operations, net of taxes                          7,498           4,512           (31,105)
                                                                                    ------------    ------------       -----------
    Income (loss) before cumulative effect of a change in accounting principle           97,054         161,623            (7,919)
Cumulative effect of a change in accounting principle                                       -               -                 411
                                                                                    ------------    ------------       -----------

             Net income (loss)                                                      $    97,054     $   161,623        $   (7,508)
                                                                                    ============    ============       ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                                      $1.38          $ 2.74            $ 1.13
   Income (loss) from discontinued operations                                               .08             .08              (.72)
   Gain (loss) on disposal of discontinued operations                                       .12             .08              (.56)
   Cumulative effect of a change in accounting principle                                     -                -               .01
                                                                                    ------------    ------------       -----------

             Net income (loss)                                                            $1.58          $ 2.90            $ (.14)
                                                                                    ============    ============       ===========

Diluted earnings (loss) per common share:
   Income from continuing operations                                                      $1.37          $ 2.72            $ 1.13
   Income (loss) from discontinued operations                                               .08             .08              (.72)
   Gain (loss) on disposal of discontinued operations                                       .12             .08              (.56)
   Cumulative effect of a change in accounting principle                                     -               -                .01
                                                                                    ------------    ------------       -----------

             Net income (loss)                                                            $1.57          $ 2.88            $ (.14)
                                                                                    ============    ============       ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                                          2003             2002             2001
                                                                                          ----             ----             ----
Net cash flows from operating activities:
-----------------------------------------
Net income (loss)                                                                  $      97,054    $     161,623    $     (7,508)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
  operations:
  Cumulative effect of a change in accounting principle                                      -                -              (411)
  Deferred income tax benefit                                                            (23,847)         (28,048)        (35,291)
  Depreciation and amortization of property, equipment and leasehold improvements         65,723           21,624          21,551
  Other amortization (primarily related to investments)                                   (4,624)          (5,427)        (18,183)
  Provision for doubtful accounts                                                         20,098           36,248          43,263
  Net securities (gains) losses                                                           (9,953)          37,066         (28,450)
  Equity in (income) losses of associated companies                                      (76,947)         (54,712)         15,974
  Distributions from associated companies                                                 25,359           43,807         123,871
  Gain on disposal of real estate, property and equipment, and other assets              (23,429)         (35,051)        (48,407)
  (Gain) loss on disposal of discontinued operations                                      (7,498)          (4,512)         31,105
  Investments classified as trading, net                                                  (8,133)          48,990          (6,675)
  Net change in:
   Trade, notes and other receivables                                                    (18,306)          10,681             574
   Prepaids and other assets                                                             (10,687)          (1,021)         (3,055)
   Trade payables and expense accruals                                                   (10,996)          11,936         (34,940)
   Other liabilities                                                                     (18,931)          (4,243)         (1,925)
   Deferred revenue                                                                        2,045              -               -
   Income taxes payable                                                                  (14,276)        (137,327)        (13,180)
  Other                                                                                   (3,158)           2,934           6,941
  Net change in net assets of discontinued operations                                     (3,994)          (5,384)         63,982
                                                                                   --------------   --------------  --------------

   Net cash provided by (used for) operating activities                                  (24,500)          99,184         109,236
                                                                                   --------------   --------------  --------------

Net cash flows from investing activities:
----------------------------------------
Acquisition of property, equipment and leasehold improvements                            (84,665)         (17,106)        (13,543)
Acquisition of and capital expenditures for real estate investments                      (67,925)         (20,748)        (38,377)
Proceeds from disposals of real estate, property and equipment, and other assets         111,134          108,146         187,629
Increase in cash related to acquisition of WilTel, Symphony and WebLink,
   net of cash invested                                                                  114,524              -               -
Proceeds from disposal of discontinued operations, net of expenses                           -             66,241             -
Reduction in cash related to sale of subsidiary, net of cash proceeds from sale           (4,466)         (18,979)            -
Advances on loan receivables                                                              (2,981)         (81,650)       (262,388)
Principal collections on loan receivables                                                138,259          174,718         186,626
Advances on notes receivables                                                             (2,279)          (2,390)         (9,593)
Collections on notes receivables                                                          14,176            4,373          39,790
Investments in associated companies                                                      (22,350)        (375,307)       (186,782)
Capital distributions from associated companies                                            7,174              -               -
Purchases of investments (other than short-term)                                      (1,655,294)      (1,143,361)     (1,014,015)
Proceeds from maturities of investments                                                  555,148          657,487         696,340
Proceeds from sales of investments                                                       683,752          548,249         201,840
                                                                                   --------------   --------------  --------------

   Net cash used for investing activities                                               (215,793)        (100,327)       (212,473)
                                                                                   --------------   --------------  --------------
                                                                                                      (continued)




                     The accompanying notes are an integral
                part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                                        2003            2002             2001
                                                                                        ----            ----             ----
Net cash flows from financing activities:
-----------------------------------------
Net change in customer banking deposits                                            $  (245,845)     $   (82,351)     $   (45,928)
Issuance of long-term debt, net of issuance costs                                      304,509            6,145           71,496
Reduction of long-term debt                                                             (7,002)         (13,265)         (10,555)
Issuance of convertible preferred shares                                                    -            47,507              -
Issuance of common shares                                                                1,293          102,535              517
Purchase of common shares for treasury                                                     (61)            (115)             (45)
Dividends paid                                                                         (17,706)         (13,841)         (13,829)
                                                                                   ------------     ------------     ------------

   Net cash provided by financing activities                                            35,188           46,615            1,656
                                                                                   ------------     ------------     ------------

Effect of foreign exchange rate changes on cash                                            895              (94)            (564)
                                                                                   ------------     ------------     ------------

   Net increase (decrease) in cash and cash equivalents                               (204,210)          45,378         (102,145)
Cash and cash equivalents at January 1,                                                418,600          373,222          475,367
                                                                                   ------------     ------------     ------------

Cash and cash equivalents at December 31,                                          $   214,390      $   418,600      $   373,222
                                                                                   ============     ============     ============

Supplemental disclosures of cash flow information:
-------------------------------------------------
Cash paid during the year for:
   Interest                                                                         $   40,856       $   34,681       $   51,232
   Income tax payments (refunds), net                                               $   (5,098)      $   17,314       $   11,885

Non-cash investing activities:
-----------------------------
Common stock issued for acquisition of WilTel Communications Group, Inc.            $  422,830      $       -        $       -



                     The accompanying notes are an integral
                part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001
(In thousands, except par value and per share amounts)

                                                      Series A
                                                     Non-Voting    Common                  Accumulated
                                                     Convertible   Shares      Additional     Other
                                                      Preferred    $1 Par      Paid-In     Comprehensive    Retained
                                                        Stock      Value       Capital     Income (Loss)    Earnings        Total
                                                    -----------  ----------- ------------- -------------    --------        -----

BALANCE, JANUARY 1, 2001                           $       -     $  55,297     $   54,340   $    2,585    $ 1,092,019   $ 1,204,241
                                                                                                                        ------------
Comprehensive income:
   Net change in unrealized gain (loss)
      on investments, net of taxes of $9,537                                                    17,850                       17,850
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $882                                                         (5,366)                      (5,366)
   Net change in unrealized gain (loss) on
      derivative  instruments (including the
      cumulative effect of a change in accounting
      principle of  $1,371), net of taxes of $219                                                 (407)                        (407)
   Net loss                                                                                                    (7,508)       (7,508)
                                                                                                                        ------------
      Comprehensive income                                                                                                    4,569
                                                                                                                        ------------
Exercise of options to purchase common shares                           23            494                                       517
Purchase of stock for treasury                                          (2)           (43)                                      (45)
Dividends ($.25 per common share)                                                                             (13,829)      (13,829)
                                                  ------------ ------------   ------------ ------------   ------------  ------------

BALANCE, DECEMBER 31, 2001                                 -        55,318         54,791       14,662      1,070,682     1,195,453
                                                                                                                        ------------
Comprehensive income:
   Net change in unrealized gain (loss)
      on investments, net of taxes of $14,215                                                   26,331                       26,331
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $1,691                                                       16,375                       16,375
   Net change in unrealized gain (loss) on
      derivative instruments, net of taxes of $724                                              (1,343)                      (1,343)
   Net income                                                                                                 161,623       161,623
                                                                                                                        ------------
      Comprehensive income                                                                                                  202,986
                                                                                                                        ------------
Issuance of convertible preferred shares                47,507                                                               47,507
Issuance of common shares                                            2,908         98,585                                   101,493
Exercise of options to purchase common shares                           46            996                                     1,042
Purchase of stock for treasury                                          (3)          (112)                                     (115)
Dividends ($.25 per common share)                                                                             (13,841)      (13,841)
                                                  ------------ ------------   ------------ ------------   ------------  ------------

BALANCE, DECEMBER 31, 2002                              47,507      58,269        154,260       56,025      1,218,464     1,534,525
                                                                                                                        ------------
Comprehensive income:
   Net change in unrealized gain (loss)
      on investments, net of taxes of $55,738                                                  103,776                      103,776
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $701                                                          7,739                        7,739
   Net change in unrealized gain (loss) on
      derivative instruments, net of taxes of $888                                              (1,650)                      (1,650)
   Net change in minimum pension liability,
      net of taxes of $7,345                                                                   (13,639)                     (13,639)
   Net income                                                                                                  97,054        97,054
                                                                                                                        ------------
      Comprehensive income                                                                                                  193,280
                                                                                                                        ------------
Issuance of common shares on acquisition of
   WilTel Communications Group, Inc.                                11,156        411,674                                   422,830
Conversion of convertible preferred shares into
    common shares                                      (47,507)      1,348         46,159                                        -
Exercise of options to purchase common shares                           53          1,240                                     1,293
Purchase of stock for treasury                                          (2)           (59)                                      (61)
Dividends ($.25 per common share)                                                                             (17,706)      (17,706)
                                                  ------------ ------------   ------------ ------------   ------------  ------------

BALANCE, DECEMBER 31, 2003                           $     -     $  70,824     $  613,274   $  152,251    $ 1,297,812   $ 2,134,161
                                                  ============ ============   ============ ============   ============  ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations:
   --------------------

The Company is a diversified holding company engaged in a variety of businesses, including telecommunications, healthcare services, banking and lending, manufacturing, real estate activities, winery operations, and property and casualty reinsurance, principally in markets in the United States, and development of a copper mine in Spain.

The Company's telecommunications operations are conducted through WilTel Communications Group, Inc. ("WilTel"), which owns or leases and operates a nationwide inter-city fiber-optic network providing Internet, data, voice and video services to companies that use high-capacity and high-speed telecommunications in their businesses. WilTel has also built a fiber-optic network within certain cities in the U.S. and has the ability to connect to networks outside the U.S. WilTel operates in two segments, Network and Vyvx.

The Company's healthcare services operations primarily provide contract therapy, long-term care consulting and temporary staffing to skilled nursing facilities, hospitals, sub-acute care centers, assisted living facilities, schools, and other healthcare providers. Healthcare services are provided by subsidiaries of Symphony Health Services, LLC ("Symphony").

The Company's banking and lending operations have historically consisted of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation ("FDIC"); the principal lending activities have consisted of providing collateralized personal automobile loans to individuals with poor credit histories. However, as a result of increased loss experience and declining profitability in its auto lending program, the Company stopped originating new subprime automobile loans in September 2001 and ceased originating all other consumer loans in January 2003. The Company is in the process of liquidating this business.

The Company's manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, agriculture, packaging, carpet padding, filtration and consumer products. In addition to its domestic operations, the manufacturing segment owns and operates a manufacturing and sales facility in Belgium.

The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale.

The Company's winery operations consist of two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon, which primarily produce and sell wines in the luxury segment of the premium table wine market.

The Company's copper mine development operations consist of its 72.5% interest in MK Gold Company ("MK Gold"), a company that is traded on the NASD OTC Bulletin Board (Symbol: MKAU).

2. Significant Accounting Policies:
   -------------------------------

(a) Critical Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a material impact on the Company's financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won't be known until a later date. Actual results could differ from these estimates.

   -------------------------------

Loan Loss Reserves - The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses is an amount that the Company believes will be adequate to absorb probable losses inherent in its portfolio based on the Company's evaluations of the collectibility of loans as of the balance sheet date. Factors considered by the Company include prior loan loss experience, current economic trends, aging of the loan portfolio and collateral value. The amount recorded for the allowance for loan losses results from numerous judgments and assumptions that are made to estimate actual loan loss experience in the future.

Income Taxes - The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. Historically, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities related to potential exposure.

Subsequent to the acquisition of all of the outstanding common stock of WilTel in November 2003, WilTel became a member of the Company's consolidated tax return. WilTel has significant net operating loss carryforwards (NOLs) and other tax attributes, some of which are available to reduce the future taxable income of other members of the Company's consolidated federal tax return. Except for the recognition of WilTel's deferred federal income tax assets in an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition (see allocation of the purchase price in Note 3), the Company has recorded a full valuation allowance with respect to WilTel's net deferred tax assets.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

As of December 31, 2003, the carrying amount of the Company's investment in the mineral rights and mining properties of MK Gold was approximately $74,600,000. The recoverability of this asset is entirely dependent upon the success of MK Gold's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. The amount of financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential lenders of the current and expected future market price of copper. In addition, the actual price of copper, the operating cost of the mine and the capital cost to bring the mine into production will affect the recoverability of this asset. Based on the current status of the project and MK Gold's estimate of future financing costs and future cash flows, the Company believes the carrying amount of its investment is recoverable.

As of December 31, 2003, the carrying amount of the Company's investment in its manufacturing facility located in Belgium was approximately $18,100,000. The Belgium facility, which became operational in the third quarter of 2001, has not yet achieved the level of revenues and profitability originally expected by the Company, primarily due to the segment's loss of a major multi-national customer and insufficient demand from other customers. During 2004, a new general manager was hired at the facility, and the Company expects that new management's development and implementation of marketing and sales initiatives should significantly improve profitability. Based on the current business plan, which includes a budget for 2004 and estimates of revenue growth thereafter, the Company believes that its investment in the Belgium facility is recoverable. However, the operation has remained in the start up phase for at least a year longer than anticipated, and if profitability improvement is not achieved, the carrying amount of the facility is likely to be impaired.

   -------------------------------

Acquisition of WilTel - Under GAAP, the Company's acquisition of WilTel is treated as a step acquisition. On each occasion that the Company acquired WilTel's common stock, it recorded its investment in WilTel's underlying assets and liabilities at their fair value, but the adjustment to fair values is made only to the extent of the percentage of WilTel stock acquired at the time. The Company utilized independent appraisals, principally for property and equipment and identifiable intangible assets, actuarial calculations for employee benefit obligations, market quotes, discounted cash flow techniques and comparable sales information to determine the fair values of assets and liabilities acquired for each purchase. Significant judgments were made to estimate fair values of certain liabilities, including liabilities for unfavorable contracts and deferred revenue, many of which require an estimate of future events. Since the aggregate fair values of the net assets acquired exceeded the purchase price, GAAP required that the excess be applied to reduce the initial fair values of certain non-current assets on a pro rata basis.

 (b) Consolidation Policy: The consolidated financial statements include the accounts of the Company and all majority-owned entities except for those in which control does not rest with the Company due to the significant participating or controlling rights of other parties. All intercompany transactions and balances are eliminated in consolidation.

Associated companies are investments in equity interests of entities that the Company does not control and that are accounted for on the equity method of accounting.

Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

(c) Cash Equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $79,100,000 and $267,900,000 at December 31, 2003 and 2002, respectively.

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

Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The writedowns are included in "Net securities gains (losses)" in the Consolidated Statements of Operations. The cost of securities sold is based on average cost.

 (e) Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(f) Revenue Recognition:

Telecommunications: Capacity, transmission, video services and other telecommunications services revenues are recognized monthly as the services are provided or revenues are earned. If at the time services are rendered, collection is not reasonably assured either due to credit risk, the potential for billing disputes or other reasons, revenue is not recognized until such contingencies are resolved. Amounts billed in advance of the service month are recorded as deferred revenue. Revenues that have been deferred for long-term telecommunications service contracts are amortized using the straight-line method over the life of the related contract. The Company

   -------------------------------

classifies as current the amount of deferred revenue that will be recognized into revenue over the next twelve months.

Grants of indefeasible rights of use ("IRUs") of constructed but unlit fiber, or dark fiber, in exchange for cash, are accounted for as operating leases, and the cash received is recognized as revenue over the term of the IRU. The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay monthly fees for operating and maintenance costs. The Company recognizes these monthly fees as revenue as services are provided.

Telecommunications cost of sales include leased capacity, right of way costs, access and egress charges, other third party circuit costs, satellite transponder lease costs, and package delivery costs and blank tape media costs related to advertising distribution services. WilTel does not defer installation costs.

Prior to the Company's acquisition, WilTel had entered into transactions such as buying, selling, swapping and/or exchanging capacity, conduit and fiber to complete and compliment its network. Depending upon the terms of the agreement, certain transactions were accounted for as pure asset swaps with no revenue and no cost recognition while certain transactions were accounted for as both revenue and cost over the corresponding length of time for each agreement. If the exchange was not essentially the culmination of an earning process, accounting for an exchange of a nonmonetary asset was based on the recorded amount of the nonmonetary asset relinquished, and therefore no revenue and cost was recorded. Payments received for the installation of conduit under joint build construction contracts were generally recorded as a recovery of the applicable construction costs. Revenues under multiple element contracts were recognized based on the respective fair values of each individual element within the multiple element contract. Revenues from conduit and duct sales were recognized at time of delivery and acceptance and when all significant contractual obligations have been satisfied and collection is reasonably assured. While WilTel applied the accounting policies described in this paragraph to transactions prior to the Company's acquisition of WilTel in 2003, WilTel has had no material transactions of the type described in this paragraph subsequent to its acquisition by the Company.

Other: Healthcare revenues are recognized when the services are provided. Revenue from loans made by the banking and lending operations is recognized over the term of the loan to provide a constant yield on the daily principal balance outstanding. Manufacturing revenues are recognized when title passes, which is generally upon shipment of goods. Revenue from the sale of real estate is recognized when title passes.

 (g) Income Taxes: The Company provides for income taxes using the liability method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset. A valuation allowance is provided if deferred tax assets are not considered to be more likely than not to be realized.

 (h) Derivative Financial Instruments: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, the Company reflects its derivative financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on its customer banking deposits and certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the effectiveness criteria under SFAS 133, and therefore are not accounted for as hedges.

   -------------------------------

In accordance with the transition provisions of SFAS 133, the Company recorded income from a cumulative effect of a change in accounting principle of $411,000, net of taxes, in results of operations for the year ended December 31, 2001 and recorded a loss of $1,371,000, net of taxes, as a cumulative effect of a change in accounting principle in accumulated other comprehensive income. No transition adjustment remained at December 31, 2003. Amounts recorded as income (charges) to investment and other income as a result of accounting for its derivative financial instruments in accordance with SFAS 133 were $3,500,000, $(1,700,000) and $(2,300,000) for the years ended December 31, 2003, 2002 and 2001, respectively. Net unrealized losses on derivative instruments were $3,400,000 and $1,800,000 at December 31, 2003 and 2002, respectively.

(i) Translation of Foreign Currency: Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange gains were $2,500,000 for 2002 and not material for 2003 and 2001. Net unrealized foreign exchange gains (losses) were $7,500,000 and $(200,000) at December 31, 2003 and 2002, respectively.

(j) Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans.

Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company would have recognized compensation cost of $800,000, $600,000 and $400,000 in 2003, 2002 and 2001, respectively.

(k) Recently Issued Accounting Standards: In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into and modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As a result of the implementation of SFAS 150, the Company began classifying its $98,200,000 of trust issued preferred securities as liabilities beginning July 1, 2003, and classifies dividends accrued for these securities as interest expense. SFAS 150 does not permit restatement of prior period amounts to reflect the new classification.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision ("FIN 46R") to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. The Company does not expect that the implementation of FIN 46 and FIN 46R will have a material effect on its consolidated results of operations or financial condition.

   -------------------------------

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"), which is effective for financial statements with fiscal years ending after December 15, 2003. The Company has adopted SFAS 132R, which requires additional disclosures for pension and postretirement benefit plans.

3. Acquisitions:
   ------------

In 2002, the Company completed the acquisition of 44% of the outstanding common stock of WilTel for an aggregate purchase price of $333,500,000, including expenses. The WilTel stock was acquired by the Company under the chapter 11 restructuring plan of Williams Communications Group, Inc., the predecessor of WilTel. In October 2002, in a private transaction, the Company purchased 1,700,000 shares of WilTel common stock, on a when issued basis, for $20,400,000. Together, these transactions resulted in the Company acquiring 47.4% of the outstanding common stock of WilTel during 2002.

In November 2003, the Company consummated an exchange offer and merger agreement pursuant to which all public WilTel stockholders received .4242 of a Leucadia common share for each share of WilTel common stock. Leucadia issued 11,156,460 of its common shares in exchange for all of the WilTel common stock that it didn't previously own. The merger agreement also provided that WilTel stockholders receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if the Company sells substantially all of WilTel's assets or outstanding shares of capital stock prior to October 15, 2004, or consummates such a sale at a later date if the sale agreement was entered into prior to August 21, 2004, and in either case the net proceeds exceed the valuation ascribed to WilTel's equity in the merger transaction. The 2003 acquisition was wholly unrelated to the initial acquisition in 2002; the Company's decision to acquire the remaining WilTel shares was based upon developments subsequent to the initial 2002 purchase.

The aggregate purchase price for the 2003 acquisition was approximately $425,300,000, consisting of $422,800,000 of Leucadia common shares and cash expenses of $2,500,000. The purchase price does not include any amounts related to the contingent sale rights, which would be accounted for as additional purchase price consideration if, and when, they result in the issuance of additional Leucadia common shares (up to an aggregate maximum of 11,000,000 additional Leucadia common shares). The execution of the merger agreement on August 21, 2003 created a measurement date for accounting purposes which is used to determine the per share value of the Leucadia common shares issued. The Company averaged the closing prices of its common shares for the five business day period commencing two business days before and ending two business days after the merger agreement was executed. That average, $37.90 per share, was used to calculate the aggregate value of the Leucadia common shares issued.

Following completion of the merger, the Company has consolidated the financial condition and results of operations of WilTel, and no longer accounts for its initial investment in WilTel under the equity method of accounting. The condensed WilTel balance sheet as of the date of acquisition is presented below. It reflects amounts for the acquisition of the WilTel common stock in 2003, and amounts for the acquisition of 47.4% of WilTel's common stock in 2002, all of which were determined based on the estimated fair value of the assets acquired and liabilities assumed as of the date of each acquisition. The carrying amount of the Company's initial 2002 cash investment in WilTel of $353,900,000, including expenses, has been subsequently reduced by $65,400,000, representing the Company's share of WilTel's losses under the equity method of accounting. The

   ------------

aggregate net investment in WilTel shown below of $713,800,000 consists of the carrying amount of the Company's equity investment in WilTel as of November 5, 2003 ($288,500,000) and the aggregate purchase price of the acquisition pursuant to the merger ($425,300,000). All amounts are in thousands.

                                                                     As of
                                                               November 6, 2003
                                                               ----------------
  Assets:
     Current assets:
       Cash and cash equivalents                               $        97,900
       Investments                                                      93,600
       Trade, notes and other receivables, net                         240,400
       Prepaids and other current assets                                62,200
                                                               ---------------
          Total current assets                                         494,100
     Non-current investments                                            30,100
     Property and equipment                                          1,240,300
     Intangible assets                                                  38,800
     Other assets                                                       38,800
                                                               ---------------
          Total assets                                               1,842,100
                                                               ---------------

  Liabilities:
     Current liabilities:
       Trade payables and expense accruals                             247,000
       Deferred revenue                                                 47,400
       Other current liabilities                                       121,700
       Long-term debt due within one year                                4,000
                                                               ---------------
          Total current liabilities                                    420,100
     Long-term deferred revenue                                        154,500
     Other non-current liabilities                                     138,100
     Long-term debt                                                    502,700
                                                               ---------------
          Total liabilities                                          1,215,400
                                                               ---------------
                                                                       626,700
  Allocation to consolidated deferred income taxes                      87,100
                                                               ---------------

          Net investment in WilTel                             $       713,800
                                                               ===============

Of the $38,800,000 of acquired intangible assets, $8,400,000 was related to Vyvx's tradename (with a weighted-average useful life of approximately fifteen years) and $30,400,000 was related to customer relationships (with a weighted-average useful life of approximately thirteen years), primarily Vyvx customers. See Note 8 for more information concerning intangible asset activity subsequent to the acquisition.

The Company has not completed all of the analyses and studies to finalize its allocation of the purchase price for the 2003 purchase. The Company expects to complete its allocation of the purchase price by the end of the third quarter of 2004, and any changes from its initial allocation could affect the values assigned to property and equipment, intangible assets and trade payables, expense accruals and other liabilities. However, the Company does not expect that the impact of these changes will be material.

   ------------

Unaudited pro forma operating results for the Company, assuming the acquisition of 100% of WilTel had occurred as of the beginning of each year presented below are as follows (in thousands, except per share amounts):


                                                                                       2003             2002
                                                                                       ----             ----

  Revenues                                                                       $  1,738,200      $  1,447,000
  Income (loss) before extraordinary items and cumulative effect of a
     change in accounting principles                                             $     75,400      $   (318,300)
  Net income (loss)                                                              $     75,400      $   (326,900)
  Per share:
     Basic                                                                              $1.07            $(4.89)
     Dilutive                                                                           $1.06            $(4.89)


Pro forma adjustments include an increase to 2003 depreciation expense of $3,100,000 related to the adjustment to fair value of property and equipment at acquisition, which fair value adjustment is assumed amortized over an average life of 15 years and, for the 2002 period, a reduction of $235,000,000 to WilTel's historical depreciation expense, as the historical carrying amount of WilTel's property and equipment as of January 1, 2002 was nearly $3.1 billion more than the amount allocated to property and equipment assumed in the pro forma financial statements. Accordingly, depreciation expense was substantially reduced on a pro forma basis since the actual depreciation expense recorded on a much larger asset would not have been recorded on a pro forma basis.

The pro forma adjustments for 2002 also include the reversal of certain statement of operations activity as a result of WilTel's emergence from bankruptcy, including the reversal of the gain recognized upon the discharge of WilTel's indebtedness ($4.3 billion), the reversal of the net charge recognized upon WilTel's application of fresh start accounting adjustments to the historical carrying amounts of its assets and liabilities ($2.1 billion) and the reversal of historical interest expense related to all debt that was converted to equity under WilTel's bankruptcy plan. For both periods, the pro forma adjustments included an adjustment to reduce the Company's historical federal income tax provision (2003 - $38,200,000 and 2002 - $12,900,000), as losses generated by WilTel reduced or eliminated the Company's historical income, and the reversal of the Company's recognition of its share of WilTel's losses under the equity method of accounting as a result of the pro forma consolidation.

The unaudited pro forma data for WilTel is not indicative of future results of operations or what would have resulted if the acquisitions had actually occurred as of the beginning of the periods presented. Unaudited pro forma data is not included for Symphony as the amounts were not material.

In September 2003, the Company acquired Symphony for approximately $36,700,000, including expenses, of which approximately $29,200,000 was provided by financing that is non-recourse to the Company but is fully collateralized by Symphony's assets. In addition, at acquisition, the lender provided an additional $5,000,000 of working capital financing to Symphony. The Company has consolidated Symphony's financial condition and results of operations since acquisition.

In September 2003, the Company acquired a 90% interest in 8 acres of unimproved land in Washington, D.C. for cash of $53,800,000. Immediately following the acquisition, mortgage financing of $15,000,000 was obtained, which is non-recourse to the Company, which reduced the net cash investment in the property to $38,800,000. Subsequent to the acquisition, the mortgage lender provided an additional $5,000,000 of such non-recourse financing, which further reduced the Company's net cash investment. The land is zoned for a minimum of 2,000,000 square feet of commercial office space, which the Company intends to develop in phases, once acceptable tenants or purchasers are identified.

   ------------

In December 2003, the Company purchased all of the debt obligations under the senior secured credit facility of ATX Communications, Inc. and certain of its affiliates ("ATX") for $25,000,000, and also entered into an amendment to the facility pursuant to which the Company agreed to refrain from exercising certain of its rights under the facility, subject to certain conditions. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the United States. ATX is a public company traded on the NASD OTC Bulletin Board (Symbol: COMMQ).

Concurrently with the purchase of the facility and the execution of the amendment, the Company entered into a conversion agreement pursuant to which the Company agreed, upon the satisfaction of certain conditions, to convert the senior secured debt of ATX into 100% of the preferred stock (with a liquidation preference of $25,000,000) and 100% of the common stock of a reorganized ATX. As contemplated by these agreements, in January 2004 ATX commenced a voluntary chapter 11 case in order to reorganize its financial affairs. The reorganization of ATX and the implementation of the conversion agreement are subject to the approval of the bankruptcy court. Assuming the conversion agreement is implemented in its current form, the Company will consolidate ATX as of the date the reorganization is completed.

4. Investments in Associated Companies:
   -----------------------------------

The Company has investments in several Associated Companies. The amounts reflected as equity in income (losses) of associated companies in the consolidated statements of operations are net of income tax provisions (benefits) of $70,100,000, $36,700,000 and $(8,600,000) for the years ended
December 31, 2003, 2002 and 2001, respectively.

During 2000, the Company invested $100,000,000 in the equity of a limited liability company, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), that is a registered broker-dealer. JPOF II is managed by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2003, 2002 and 2001, the Company recorded $14,800,000, $15,200,000 and $27,100,000, respectively, of pre-tax income from this investment under the equity method of accounting. These earnings were distributed by JPOF II as dividends shortly after the end of each year.

In December 2001, the Company invested $127,500,000 for an approximate 25% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. In June 2003, the Company sold 567,574 common shares of Olympus back to Olympus for total proceeds of $79,500,000. The Company recognized a $1,500,000 gain on the sale which is reflected in other income for the year ended December 31, 2003. The shares were sold to Olympus as part of an issuer tender offer available to all of its shareholders. After completion of the tender, the Company's interest in Olympus declined from 25% to 16.1%. The Company will continue to account for this investment under the equity method of accounting based upon the Company's ability to exercise significant influence. For the years ended December 31, 2003 and 2002, the Company recorded $40,400,000 and $24,100,000, respectively, of pre-tax income from this investment under the equity method of accounting.

   -----------------------------------

In December 2001, the Company invested $50,000,000 in EagleRock Capital Partners
(QP), LP ("EagleRock"), a limited partnership that invests primarily in securities and other obligations of highly leveraged, distressed and out of favor companies. For the years ended December 31, 2003 and 2002, the Company recorded $49,900,000 of pre-tax income and $4,500,000 of pre-tax losses, respectively, from this investment under the equity method of accounting. The income reported by the partnership for 2003 results from both realized and unrealized gains in its portfolio, and no cash has been distributed by the partnership since its inception.

In October 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed Corporation ("HomeFed") for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed's common stock, which represented approximately 30% of HomeFed's outstanding common stock. At December 31, 2003 and 2002, the deferred gain on this sale was $7,900,000 and $12,100,000, respectively, which is being recognized into income as CDS's principal asset, the real estate project known as San Elijo Hills, is developed and sold. For the year ended December 31, 2003, the Company recorded $16,200,000 of pre-tax income from this investment under the equity method of accounting. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. HomeFed is a publicly traded company listed on the NASD OTC Bulletin Board (Symbol: HOFD).

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

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2003, except for Berkadia LLC ("Berkadia") and WilTel which are separately summarized below. (Amounts are in thousands.)


                                                                        2003              2002
                                                                        ----              ----

  Assets                                                            $  2,062,300    $  1,597,700
  Liabilities                                                            812,600         584,800
                                                                    ------------    ------------
          Net assets                                                $  1,249,700    $  1,012,900
                                                                    ============    ============
  The Company's portion of the reported net assets                  $    411,900    $    387,600
                                                                    ============    ============

                                                                        2003              2002            2001
                                                                        ----              ----            ----

  Total revenues                                                    $    890,900    $    479,200       $   277,700
  Income from continuing operations before extraordinary items      $    374,700    $    133,400       $    79,900
  Net income                                                        $    374,700    $    136,600       $    96,700
  The Company's equity in net income                                $    119,900    $     39,200       $    45,800


The Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its net investment.

   -----------------------------------

In August 2001, Berkadia, an entity jointly owned by the Company and Berkshire Hathaway Inc., loaned $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation (the "Berkadia Loan"), the principal operating subsidiary of The FINOVA Group Inc. ("FINOVA"), to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Berkadia also received 61,020,581 newly issued shares of common stock of FINOVA (the "FNV Shares"), representing 50% of the stock of FINOVA outstanding on a fully diluted basis. The Berkadia Loan was collateralized by substantially all of the assets of FINOVA and its subsidiaries and guaranteed by FINOVA and substantially all of the subsidiaries of FINOVA and FINOVA Capital. Berkadia financed the Berkadia Loan with bank financing that was guaranteed, 90% by Berkshire Hathaway and 10% by the Company (with the Company's guarantee being secondarily guaranteed by Berkshire Hathaway), and that was also secured by Berkadia's pledge of the $5,600,000,000 five year senior secured promissory note from FINOVA Capital to Berkadia issued pursuant to the Berkadia Loan. As of December 31, 2003, principal payments had reduced the amount outstanding under the Berkadia Loan and Berkadia's financing to $525,000,000. In February 2004, FINOVA fully repaid the Berkadia Loan, and Berkadia fully repaid its bank financing, thereby eliminating the Company's guaranty.

During 2001, Berkadia was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the commitment, and a $60,000,000 funding fee upon funding of the Berkadia Loan. The Company's share of these fees, $60,000,000 in the aggregate, was distributed to the Company shortly after the fees were received. In addition, FINOVA Capital has reimbursed Berkadia, Berkshire Hathaway and the Company for all fees and expenses incurred in connection with Berkadia's financing of its funding obligation under the commitment. In connection with the funding commitment, in February 2001, FINOVA entered into a ten-year management agreement with the Company, for which the Company receives an annual fee of $8,000,000. The management agreement remains in effect subsequent to the repayment of the Berkadia Loan.

Under the agreement governing Berkadia, the Company and Berkshire Hathaway have agreed to equally share the commitment fee, funding fee and all management fees. All income related to the Berkadia Loan, after payment of financing costs, will be shared 90% to Berkshire Hathaway and 10% to the Company. For 2003, 2002 and 2001, the Company recorded income of $4,400,000, $6,600,000 and $3,900,000, respectively, representing 10% of the net interest spread on the Berkadia Loan and the net interest savings. All of this income has been distributed to the Company.

In August 2001, Berkadia transferred $5,540,000,000 in cash to FINOVA Capital, representing the $5,600,000,000 loan reduced by the funding fee of $60,000,000. As indicated above, in exchange for these funds, Berkadia received a $5,600,000,000 note from FINOVA Capital and the FNV Shares. Under GAAP, Berkadia was required to allocate the $5,540,000,000 cash transferred, reduced by the previously received $60,000,000 commitment fee, between its investment in the Berkadia Loan and the FNV Shares, based upon the relative fair values of the securities received. Further, the fair value of the FNV Shares was presumed to be equal to the trading price of the stock on the day Berkadia received the FNV Shares, with only relatively minor adjustments allowed for transfer restrictions and the inability of the traded market price to account for a large block transfer. The requirement to use the trading price as the basis for the fair value estimate resulted in an initial book value for the FNV Shares of $188,800,000, which was far in excess of the $17,600,000 aggregate book net worth of FINOVA on the effective date of the Plan, and was inconsistent with the Company's view that the FINOVA common stock has a very limited value. Based on this determination of fair value, Berkadia recorded an initial investment in the FNV Shares of $188,800,000 and in the Berkadia Loan of $5,291,200,000.

The allocation of $188,800,000 to the investment in the common stock of FINOVA, plus the $120,000,000 of cash fees received, were recorded and reflected as a discount from the face amount of the Berkadia Loan. The discount is being amortized to income over the life of the Berkadia Loan under the effective interest method.

   -----------------------------------

Subsequent to acquisition, Berkadia accounted for its investment in the FINOVA common stock under the equity method of accounting. Berkadia's recognition of its share of FINOVA's losses was suspended once the carrying amount of Berkadia's equity interest in FINOVA was reduced to zero during 2001. Principally as a result of the terrorist attacks on September 11, 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's investment in FINOVA's common stock to zero. This non-cash loss recorded by Berkadia is being reversed by Berkadia's accretion of the non-cash portion of the discount on the Berkadia Loan discussed above.

During 2002, Berkadia gave its consent to FINOVA to use up to $300,000,000 of cash to repurchase certain subordinated notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for its consent, FINOVA and Berkadia agreed that they would share equally in the net interest savings resulting from any repurchase. The Company's share of the net interest savings is reflected in the table below.

The Company accounts for its investment in Berkadia under the equity method of accounting because it does not control Berkadia. Although the Company has no cash investment in Berkadia, since it guaranteed 10% of the third party financing provided to Berkadia, the Company records its share of any losses recorded by Berkadia, up to the amount of the Company's guarantee. For the years ended December 31, 2003 and 2002 and for the period from the effective date of the Plan to December 31, 2001, the Company's equity in the income (loss) of Berkadia consists of the following (in thousands):


                                                                                       2003               2002                2001
                                                                                       ----               ----                ----

   Net interest spread on the Berkadia Loan - 10% of total                        $    2,400         $    6,100         $    3,900
   Net interest savings                                                                2,000                500                -
   Amortization of Berkadia Loan discount related to cash fees -
      50% of total                                                                    29,100             22,900              7,800
   Amortization of Berkadia Loan discount related to FINOVA
      stock - 50% of total                                                            45,700             36,100             12,300
   Share of FINOVA loss under equity method - 50% of total                               -                  -              (94,400)
                                                                                  -----------        -----------        -----------

      Equity in income (loss) of associated companies - Berkadia                  $   79,200         $   65,600         $  (70,400)
                                                                                  ===========        ===========        ===========

The loss recorded by the Company related to its share of Berkadia's equity method loss in FINOVA in 2001 is a non-cash loss that is being reversed over the term of the Berkadia Loan as Berkadia accretes the discount on the Berkadia Loan into income. The net carrying amount of the Company's investment in Berkadia was negative $500,000 and $72,100,000, as of December 31, 2003 and 2002,
respectively, which is included in "Other non-current liabilities" in the consolidated balance sheets. The negative carrying amounts are due to Berkadia's distribution of the commitment and funding fees and its recognition of its share of FINOVA's losses under the equity method of accounting, partially offset by the Company's share of Berkadia's income related to the Berkadia loan. As a result of the application of these accounting rules, the negative carrying amount of the Company's investment in Berkadia effectively represents an unamortized discount on the Berkadia Loan, which is being amortized to income over the term of the loan.

   -----------------------------------

The following table provides certain summarized data with respect to Berkadia at December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from the effective date of the Plan through December 31, 2001. (Amounts are in thousands.)

                                                                                     2003             2002
                                                                                     ----             ----
   Assets                                                                         $   526,400    $   2,030,700
   Liabilities                                                                        525,600        2,177,700
                                                                                  ------------   --------------
           Net assets                                                             $       800    $    (147,000)
                                                                                  ============   ==============

                                                                                     2003             2002               2001
                                                                                     ----             ----               ----
   Total revenues                                                                 $   198,800    $     245,200      $    (52,100)
   Income (loss) from continuing operations before extraordinary items and cumulative effect of a change in accounting
      principle                                                                   $   180,400    $     180,900      $   (110,100)
   Net income (loss)                                                              $   180,400    $     180,900      $   (110,100)


During 2003, the amortization of the Berkadia loan discount increased significantly as a result of principal payments on the Berkadia loan that were greater than expected.

Prior to its acquisition in 2003 of the remaining shares of WilTel's outstanding common stock, the Company accounted for its 47.4% interest in WilTel under the equity method of accounting. For the period January 1, 2003 through November 5, 2003, (the day before the acquisition was consummated) and for the period from the initial 2002 purchase through December 31, 2002, the Company recorded
$52,100,000 and $13,400,000, respectively, of pre-tax losses from this investment under the equity method of accounting. The amounts recorded in 2003 include the Company's share of WilTel's income from the recognition of non-operating settlement gains related to the termination of various agreements that released WilTel from previously accrued obligations, recoveries of previously written off receivables and a gain on the sale of a subsidiary. The
Company's share of these gains was approximately $31,200,000, for which no tax provision was recorded. The book value of the Company's investment in WilTel was $340,600,000 at December 31, 2002.

The following table provides certain summarized data with respect to WilTel at December 31, 2002, and for the periods from January 1, 2003 through November 5,
2003, and from the initial 2002 purchase through December 31, 2002. (Amounts are in thousands.)

                                                                                                            2002
                                                                                                            ----
            Assets:
               Current                                                                                  $   552,700
               Non-current                                                                                1,509,600
                                                                                                        -----------
                    Total assets                                                                          2,062,300
                                                                                                        -----------
            Liabilities:
               Current                                                                                      533,400
               Non-current                                                                                  839,200
                                                                                                        -----------
                    Total liabilities                                                                     1,372,600
                                                                                                        -----------
                    Net assets                                                                          $   689,700
                                                                                                        ===========

                                                                                        2003                2002
                                                                                        ----                ----
            Total revenues                                                        $   1,111,400         $   191,700
            Loss from continuing operations before extraordinary items            $    (108,700)        $   (61,000)
            Net loss                                                              $    (108,700)        $   (61,000)
            The Company's equity in net loss                                      $     (52,100)        $   (13,400)


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

In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. WebLink operated in the wireless messaging industry, providing wireless data services and traditional paging services. Pursuant to the agreement, the Company acquired outstanding secured notes of WebLink with a principal amount of $36,500,000 (representing 94% of total outstanding debt). In April 2003, upon receipt of approval from the FCC, the Company acquired approximately 80% of the outstanding common stock of WebLink and commenced consolidating WebLink in its financial statements.

In November 2003, WebLink sold substantially all of its operating assets to Metrocall, Inc. in exchange for 500,000 shares of common stock of Metrocall, Inc's parent, Metrocall Holdings, Inc. ("Metrocall"), an immediately exercisable warrant to purchase 25,000 shares of common stock of Metrocall at $40 per share, and a warrant to purchase up to 100,000 additional shares of Metrocall common stock at $40 per share, subject to certain vesting criteria. Based upon the market price of the Metrocall stock received and the fair value of the warrants received as of the closing, the Company reported a gain of $7,500,000 on this transaction (net of taxes of $4,000,000) and in the fourth quarter of 2003 classified WebLink as a discontinued operation. The Company's investment in the shares of Metrocall common stock is classified as non-current investments at December 31, 2003.

During 2003, the Company settled certain tax payment responsibilities with the purchaser of Colonial Penn Insurance Company. Income from discontinued operations for the year ended December 31, 2003 includes a payment of $1,800,000 from the purchaser to reimburse the Company for tax payments previously made.

   -----------------------

A summary of the results of discontinued operations is as follows for the three year period ended December 31, 2003 (in thousands):

                                                                              2003                 2002                2001
                                                                              ----                 ----                ----
Revenues:
   Wireless messaging revenues                                            $     57,900          $        -         $       -
   Insurance revenues and commissions                                              -                     -               64,078
   Investment and other income                                                     266               12,904              46,921
   Net securities gains (losses)                                                    -                  (364)             12,419
                                                                          -------------        -------------       -------------

                                                                                58,166               12,540             123,418
                                                                          -------------        -------------       -------------
Expenses:
   Wireless messaging network operating expenses                                31,354                  -                   -
   Provision for insurance losses and policy benefits                              -                    -               125,984
   Amortization of deferred policy acquisition costs                               -                    -                16,965
   Interest                                                                        -                  2,163               7,437
   Salaries                                                                      9,947                  505               6,744
   Selling, general and other expenses                                          11,650                2,721              24,743
                                                                          -------------        -------------       -------------
                                                                                52,951                5,389             181,873
                                                                          -------------        -------------       -------------

        Income (loss) before income taxes                                        5,215                7,151             (58,455)

Income tax provision (benefit)                                                      17                2,571             (18,713)
                                                                          -------------        -------------       -------------

        Income (loss) from discontinued operations, net of taxes          $      5,198          $     4,580        $    (39,742)
                                                                          =============        =============       =============


6. Investments:
   -----------

A summary of investments classified as current assets at December 31, 2003 and 2002 is as follows (in thousands):

                                                                       2003                                2002
                                                          -------------------------------     ---------------------------
                                                                           Carrying Value                  Carrying Value
                                                            Amortized      and Estimated         Amortized  and Estimated
                                                               Cost           Fair Value           Cost       Fair Value
                                                           ------------     ------------       -----------   -----------


Investments available for sale                             $    606,387     $    623,570       $   134,728   $   134,246
Trading securities                                               74,923           86,392            49,888        48,036
Other investments, including accrued interest income              4,401            4,401             2,914         2,914
                                                           ------------     ------------       -----------   -----------

   Total current investments                               $    685,711     $    714,363       $   187,530   $   185,196
                                                           ============     ============       ===========   ===========


   -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2003 and 2002 are as follows (in thousands):

                                                                                   Gross              Gross             Estimated
                                                              Amortized          Unrealized          Unrealized           Fair
                                                                 Cost               Gains             Losses              Value
                                                             ------------       ------------       -------------        --------
2003
----
Bonds and notes:
   United States Government agencies and authorities        $  524,326           $      225        $       52          $  524,499
   All other corporates                                         78,190               17,010                -               95,200
Other fixed maturities                                           3,871                   -                 -                3,871
                                                            ----------           ----------        ----------          ----------

        Total                                               $  606,387           $   17,235        $       52          $  623,570
                                                            ==========           ==========        ==========          ==========
2002
----
Bonds and notes:
   United States Government agencies and authorities        $   98,669           $      105        $      -            $   98,774
   Foreign governments                                           2,978                   63               -                 3,041
   All other corporates                                         23,690                  239               889              23,040
Other fixed maturities                                           9,391                   -                 -                9,391
                                                            ----------           ----------        ----------          ----------

        Total                                               $  134,728           $      407        $      889          $  134,246
                                                            ==========           ==========        ==========          ==========


Certain information with respect to trading securities at December 31, 2003 and 2002 is as follows (in thousands):

                                                                 2003                                  2002
                                                    -------------------------------       --------------------------------
                                                                    Carrying Value                        Carrying Value
                                                      Amortized      and Estimated          Amortized      and Estimated
                                                        Cost           Fair Value             Cost          Fair Value
                                                    -----------      ------------         -----------     ------------

Fixed maturities - corporate bonds and notes         $  69,923         $  80,516            $  45,225     $     44,204
Equity securities - preferred stocks                     3,680             3,983                2,382            2,076
Other investments                                        1,320             1,893                2,281            1,756
                                                    -----------      ------------         -----------     ------------

   Total trading securities                          $  74,923         $  86,392            $  49,888     $     48,036
                                                    ===========      ============         ===========     ============

A summary of non-current investments at December 31, 2003 and 2002 is as follows
(in thousands):

                                                                 2003                                  2002
                                                    --------------------------------      ------------------------------
                                                                    Carrying Value                       Carrying Value
                                                      Amortized      and Estimated          Amortized    and Estimated
                                                        Cost           Fair Value             Cost         Fair Value
                                                    -----------      ------------         -----------     ------------

Investments available for sale                      $   420,947      $    655,178         $   349,843     $    435,615
Other investments                                        18,564            18,564               4,060            4,060
                                                    -----------      ------------         -----------     ------------

   Total non-current investments                    $   439,511      $    673,742         $   353,903     $    439,675
                                                    ===========      ============         ===========     ============


   -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2003 and 2002 are as follows (in thousands):

                                                                                    Gross              Gross             Estimated
                                                              Amortized           Unrealized         Unrealized            Fair
                                                               Cost                 Gains              Losses              Value
                                                             ----------           ----------        ----------          ----------

2003
----
Bonds and notes:
   United States Government agencies and authorities         $  176,587          $       108        $      431         $   176,264
   States, municipalities and political subdivisions              2,799                    6               -                 2,805
   Foreign governments                                            1,511                  155               -                 1,666
   All other corporates                                         108,045               56,753               277             164,521
Other fixed maturities                                              690                  -                 -                   690
                                                             ----------           ----------        ----------          ----------



        Total fixed maturities                                  289,632               57,022               708             345,946
                                                             ----------           ----------        ----------          ----------

Equity securities:
   Preferred stocks                                                 993                  -                 -                   993
   Common stocks:
     Banks, trusts and insurance companies                       91,154              111,245               -               202,399
     Industrial, miscellaneous and all other                     38,810               66,672               -               105,482
                                                             ----------           ----------        ----------          ----------

        Total equity securities                                 130,957              177,917               -               308,874
                                                             ----------           ----------        ----------          ----------

Other                                                               358                  -                 -                   358
                                                             ----------           ----------        ----------          ----------

                                                             $  420,947          $   234,939       $       708         $   655,178
                                                             ==========           ==========        ==========          ==========

2002
----
Bonds and notes:
   United States Government agencies and authorities         $   96,616            $     732         $     206         $    97,142
   States, municipalities and political subdivisions              8,530                   21               388               8,163
   Foreign governments                                            1,514                  185                -                1,699
   All other corporates                                         122,485               23,379             6,447             139,417
Other fixed maturities                                            4,738                  -                  -                4,738
                                                             ----------           ----------        ----------          ----------

        Total fixed maturities                                  233,883               24,317             7,041             251,159
                                                             ----------           ----------        ----------          ----------

Equity securities:
   Preferred stocks                                               4,103                  304                -                4,407
   Common stocks:
     Banks, trusts and insurance companies                       93,373               60,745            10,192             143,926
     Industrial, miscellaneous and all other                     18,484               18,878             1,239              36,123
                                                             ----------           ----------        ----------          ----------

        Total equity securities                                 115,960               79,927            11,431             184,456
                                                             ----------           ----------        ----------          ----------

                                                             $  349,843           $  104,244         $  18,472         $   435,615
                                                             ==========           ==========        ==========          ==========


   -----------

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2003, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                 Amortized          Fair
                                                  Cost             Value
                                               -----------     -----------
                                                       (In thousands)

Due after one year through five years          $   212,049        $230,655
Due after five years through ten years              20,397          49,927
Due after ten years                                  9,206          17,794
                                               -----------     -----------
                                                   241,652         298,376
Mortgage-backed securities                          47,980          47,570
                                               -----------     -----------

                                               $   289,632        $345,946
                                               ===========     ===========

In May 2001, the Company invested $75,000,000 in a new issue of restricted convertible preference shares of White Mountains Insurance Group, Ltd. ("WMIG"). In August 2001, upon approval by WMIG's shareholders, these securities were converted into 375,000 common shares which represent approximately 4.2% of WMIG. WMIG is a publicly traded, Bermuda domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. At December 31, 2003 and 2002, the Company's investment in WMIG, which is reflected in non-current investments available for sale, had a market value of $172,500,000 and $121,100,000, respectively.

At December 31, 2003, non-current investments also included publicly traded common stock equity interests of 11.0% in Carmike Cinemas, Inc., 6.3% in ParkerVision, Inc. and 9.2% in Metrocall.

Net unrealized gains on investments were $161,800,000, $58,000,000 and $31,700,000 at December 31, 2003, 2002 and 2001, respectively. Reclassification adjustments included in comprehensive income for the three year period ended December 31, 2003 are as follows (in thousands):


                                                                                       2003           2002         2001
                                                                                       ----           ----         ----

Unrealized holding gains arising during the period, net of
   tax provision of $56,896, $12,558 and $12,665                                  $   105,861    $   23,253    $    23,653
Less:  reclassification adjustment for (gains) losses included in net
   income, net of tax provision (benefit) of $1,158, $(1,657)  and $3,128              (2,085)         3,078        (5,803)
                                                                                  ------------   ------------  ------------
Net change in unrealized gain on investments, net of tax
   provision of $55,738, $14,215 and $9,537                                       $   103,776     $   26,331    $   17,850
                                                                                  ============   ============  ============


   -----------

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at December 31, 2003 (in thousands):

                                                                      Unrealized
Description of Securities                            Fair Value         Losses
-------------------------                            ----------         ------

United States Government agencies and authorities     $  162,878      $      483
Corporate bonds                                            4,954             277
                                                      ----------      ----------

   Total temporarily impaired securities              $  167,832      $      760
                                                      ==========      ==========

The unrealized losses on the United States Government agencies and authorities relate to approximately fifteen securities all of which were purchased subsequent to March 2003. The unrealized losses on the corporate bonds primarily relate to two securities purchased in December 2003.

At December 31, 2003 and 2002, securities with book values aggregating $26,300,000 and $1,400,000, respectively, were on deposit with various regulatory authorities. Securities with book values of $11,100,000 and $4,800,000 at December 31, 2003 and 2002, respectively, collateralized certain swap agreements, and securities with a book value of $24,200,000 at December 31, 2003 collateralized certain debt obligations and a related letter of credit. Additionally, at December 31, 2002, securities with a book value of $165,300,000, collateralized a letter of credit issued in connection with the sale of the Colonial Penn Insurance Company (the letter of credit was returned to the Company during 2003 and the collateral was released).

7. Trade, Notes and Other Receivables, Net:
   ---------------------------------------

A summary of trade, notes and other receivables, net at December 31, 2003 and 2002 is as follows (in thousands):

                                                                                       2003                2002
                                                                                       ----                ----

Current trade, notes and other receivables, net:
   Trade receivables                                                               $    300,659       $     7,173
   Federal income tax receivable                                                         25,648               -
   Instalment loan receivables, net of unearned finance charges of
      $112 and $1,598 (a)                                                                22,461            87,622
   Receivables related to securities                                                      2,451             4,430
   Receivables relating to real estate activities                                         3,640            16,288
   Other                                                                                 22,568             8,506
                                                                                   -------------      ------------
                                                                                        377,427           124,019
   Allowance for doubtful accounts                                                       (5,323)           (9,440)
                                                                                   -------------      ------------

        Total current trade, notes and other receivables, net                      $    372,104       $   114,579
                                                                                   =============      ============

Non-current notes and other receivables, net:
   Instalment loan receivables, net of unearned finance charges of
      $16 in 2002  (a)                                                             $    182,991       $   285,982
   Receivables relating to real estate activities                                        15,767            16,432
   Other                                                                                 16,279            13,720
                                                                                   -------------      ------------
                                                                                        215,037           316,134
   Allowance for doubtful accounts                                                      (21,578)          (23,291)
                                                                                   -------------      ------------

        Total non-current notes and other receivables, net                         $    193,459       $   292,843
                                                                                   =============      ============

   ---------------------------------------

(a) Contractual maturities of instalment loan receivables at December 31, 2003 were as follows (in thousands): 2004 - $22,500; 2005 - $46,300; 2006 - $53,500;
2007 - $14,900; and 2008 and thereafter - $68,300. Experience shows that a substantial portion of such notes will be repaid or renewed prior to contractual maturity. Accordingly, the foregoing is not to be regarded as a forecast of future cash collections.

8. Other Assets:
   ------------

A summary of other assets at December 31, 2003 and 2002 is as follows (in thousands):


                                                                                      2003               2002
                                                                                      ----               ----

Real Estate                                                                       $     144,273      $    85,188
Intangibles:
   Mineral rights                                                                        48,404           42,899
   Tradename, net of accumulated amortization of $85                                      3,427              -
   Customer relationships, net of accumulated amortization of $351                       12,459              -
Mining properties                                                                        26,215           16,443
Deposits                                                                                 39,719            1,403
Other                                                                                    24,092           18,637
                                                                                  -------------      -----------

                                                                                  $     298,589      $   164,570
                                                                                  =============      ===========


The intangible asset associated with mineral rights relates to the Las Cruces mineral rights of MK Gold. These mineral rights will be amortized using the units-of-production method once production at the Las Cruces project commences. As more fully described in Note 3, tradename and customer relationship intangible assets were recognized in connection with the acquisition of WilTel, and are being amortized on a straight-line basis over their weighted-average useful lives. Amortization expense for intangible assets was $400,000 for 2003.

The Company's total comprehensive income in 2003 subsequent to the acquisition of WilTel enabled it to realize a portion of WilTel's acquired deferred tax assets which had been fully reserved for at acquisition. The resulting reduction in the valuation allowance for deferred tax assets of $22,500,000 was applied to reduce the recorded amount of WilTel's identifiable intangible assets on a pro rata basis. The estimated aggregate future amortization expense for the tradename and customer relationship intangible assets for each of the next five years is $1,200,000.

9. Property, Equipment and Leasehold Improvements, Net:
   ---------------------------------------------------

A summary of property, equipment and leasehold improvements, net at December 31, 2003 and 2002 is as follows (in thousands):

                                                                                Depreciable
                                                                                   Lives
                                                                                (in years)          2003                2002
                                                                                -----------         ----                ----

Network equipment (including fiber, optronics and capacity IRUs)                  3-20         $   793,338       $         -
Right of way                                                                        20              95,813                 -
Buildings and leasehold improvements                                              5-30             383,040            127,125
Machinery and equipment                                                           2-25              89,598             77,068
Corporate aircraft                                                                  10             140,033             54,181
Computer equipment and software                                                    2-5              58,304              6,710
General office furniture and fixtures                                             2-13              30,165              7,653
Construction in progress                                                          N/A               15,799              3,464
Other                                                                              3-7               9,728              7,493
                                                                                              -------------      -------------
                                                                                                 1,615,818            283,694
   Accumulated depreciation and amortization                                                      (165,719)          (117,487)
                                                                                              -------------      -------------

                                                                                              $  1,450,099       $    166,207
                                                                                              =============      =============


In January 2004, the Company exercised an option to sell two of its corporate aircraft for total proceeds of approximately $38,700,000. The Company expects to transfer title to the aircraft during the third quarter of 2004, and will recognize a gain of approximately $11,600,000 at that time.

10. Trade Payables, Expense Accruals and Other Liabilities:
    ------------------------------------------------------

A summary of trade payables, expense accruals and other liabilities at December 31, 2003 and 2002 is as follows (in thousands):


                                                                                       2003                2002
                                                                                       ----                ----
Trade payables and expense accruals:
   Trade payables                                                                  $    147,624        $      9,043
   Payables related to securities                                                        48,816              26,379
   Accrued compensation, severance and other employee benefits                           59,913              20,124
   Taxes other than income                                                               31,950                 609
   Accrued interest payable                                                              20,833               3,652
   Amount due on purchase of corporate aircraft                                          17,000               -
   Other                                                                                 51,337              15,963
                                                                                  -------------        ------------

                                                                                   $    377,473        $     75,770
                                                                                   ============        ============

Other current liabilities:
   Litigation reserves                                                             $     38,362        $        -
   Unfavorable contract commitments                                                      12,981                 -
   Liabilities related to real estate activities                                            -                 5,264
   Asset retirement obligations                                                           1,017                 -
   Other                                                                                 37,030              10,172
                                                                                   ------------        ------------

                                                                                   $     89,390        $     15,436
                                                                                   ============        ============

Other non-current liabilities:
   Investment in Berkadia                                                          $        468        $     72,106
   Unfavorable contract commitments                                                      43,317                 -
   Asset retirement obligations                                                          29,432                 -
   Postretirement and postemployment benefits                                             9,861              10,362
   Pension liability                                                                     64,786                 -
   Liabilities related to real estate activities                                          9,117              13,684
   Other                                                                                 77,465              30,622
                                                                                   ------------        ------------

                                                                                   $    234,446        $    126,774
                                                                                   ============        ============



The Company's asset retirement obligations relate primarily to two categories of WilTel's assets:

o Fiber and Conduit - The Company has right of way agreements which generally require the removal of fiber and conduit upon the termination of those agreements.

o Technical Sites - The Company leases land for technical sites and leases space at technical sites along its network. Termination of these lease agreements normally requires removal of equipment and other assets, and restoration of the lease property to its original condition.

The Company recorded WilTel's asset retirement obligation of $28,500,000 as of the date the merger was consummated on November 6, 2003. Activity subsequent to the acquisition in 2003 was not significant. The fair value of the Company's assets that are legally restricted for purposes of settling asset retirement obligations at December 31, 2003 is $16,300,000.

11. Indebtedness:
    ------------

The principal amount, stated interest rate and maturity of debt outstanding at December 31, 2003 and 2002 are as follows (dollars in thousands):

                                                                                           2003                 2002
                                                                                           ----                 ----
Parent Company Debt:
   Senior Notes:
       Bank credit facility                                                           $        -         $        -
       7 3/4% Senior Notes due 2013, less debt discount of $481 and $531                    99,519             99,469
       7% Senior Notes due 2013, less debt discount of $1,016                              273,984                -
   Subordinated Notes:
       8 1/4% Senior Subordinated Notes due 2005                                            19,101             19,101
       7 7/8% Senior Subordinated Notes due 2006, less debt discount of
        $31 and $42                                                                         21,645             21,634
   Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities
     of the Company                                                                         98,200                -

Subsidiary Debt:
    WilTel Credit Agreement                                                                375,000                -
    One Technology Center ("OTC") Notes due 2004 through 2010
       with a weighted average interest rate of 8.1%                                       119,125                -
    Aircraft financing                                                                      47,675             49,789
    Industrial Revenue Bonds (with variable interest)                                        9,815              9,815
    Capital leases due 2004 through 2014 with a weighted average
       interest rate of 11.7%                                                                8,481                -
    Other due 2004 through 2016 with a weighted average interest
       rate of 5.2%                                                                        106,289             33,265
                                                                                      -------------      -------------

        Total debt                                                                       1,178,834            233,073
Less:  current maturities                                                                  (23,956)            (3,647)
                                                                                      -------------      -------------

        Long-term debt                                                                $  1,154,878       $    229,426
                                                                                      =============      =============


Parent Company Debt:
At December 31, 2003, the Company had an unsecured bank credit facility of $110,000,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in 2006. At December 31, 2003, no amounts were outstanding under this bank credit facility.

In June 2003, the Company sold $200,000,000 principal amount of its newly authorized 7% Senior Notes due 2013 in a private placement at 99.612% of the principal amount. In each of August, November and December 2003, the Company sold $25,000,000 principal amount ($75,000,000 in the aggregate) of its newly authorized 7% Senior Notes due 2013 in private placements at 99.612% of the principal amount. These notes have substantially identical terms as the notes sold in June. The Company has completed a series of registered exchange offers for all of these notes that converted the various issues of privately placed notes into a single issue of publicly registered notes issued under the same indenture.

    ------------

In January 1997, the Company sold $150,000,000 aggregate liquidation amount of 8.65% trust issued preferred securities ("Trups") of its wholly-owned subsidiary, Leucadia Capital Trust I (the "Trust"). These Company-obligated mandatorily redeemable preferred securities have an effective maturity date of January 15, 2027 and represent undivided beneficial interests in the Trust's assets, which consist solely of $154,600,000 principal amount of 8.65% Junior Subordinated Deferrable Interest Debentures due 2027 of the Company. Considered together, the "back-up undertakings" of the Company related to the Trups constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. During 1998, a subsidiary of the Company repurchased $51,800,000 aggregate liquidation amount of the Trups for $42,200,000, plus accrued interest. The difference between the purchase price and the book value was credited directly to shareholders' equity, net of taxes. As a result of the implementation of SFAS 150, the Company began classifying the Trups as liabilities on July 1, 2003, and classifies dividends accrued for these securities as interest expense. SFAS 150 does not permit restatement of prior period amounts to reflect the new classification.

In 2004, the Company liquidated the Trust and commenced a distribution to the Trups holders the 8.65% Junior Subordinated Deferrable Interest Debentures held by the Trust in exchange for their Trups securities. The distribution will be completed by March 31, 2004, and will not have any effect on the total debt of the Company.

Subsidiary Debt:
WilTel's obligations under its credit agreement are secured by substantially all of its assets other than those assets securing the OTC notes and the aircraft capital lease, for which the credit agreement lenders have a second priority lien and security interest. The WilTel credit agreement is repayable in instalments of principal beginning in June 2005 through September 2006 and currently bears interest either at the prime rate plus a margin of 3.5% or LIBOR plus a margin of 4.5%, at the Company's option. In July 2004, the margin, in each case, will increase by 1%. At December 31, 2003, the credit agreement had an interest rate of 5.6875%. WilTel's credit agreement also permits WilTel to provide others with cash deposits and/or asset liens in an amount up to $30,000,000 in the aggregate. As of December 31, 2003, $25,200,000 of deposits has been provided to other parties. WilTel's credit agreement also allows WilTel to obtain cash-collateralized letters of credit in the aggregate amount of $45,000,000, reduced by the amount of any outstanding cash deposits or liens. As of December 31, 2003, $12,500,000 of such letters of credit was outstanding.

The WilTel credit agreement contains covenants that require WilTel to meet certain operating targets, which it currently meets, and restrictions that limit WilTel's ability to incur additional indebtedness, spend funds on capital expenditures and make certain investments. The Company currently expects that WilTel will be able to meet the operating targets required by its credit agreement during 2004 and 2005; however, compliance with the operating targets thereafter is uncertain. The agreement also prohibits WilTel from paying dividends to the Company.

The OTC notes are full recourse notes to WilTel and are secured by a first priority mortgage lien and security interest in WilTel's headquarters building (except for network related assets in the building) and other ancillary assets. In addition, the OTC notes are secured by a second lien and security interest in $13,100,000 of restricted securities (which are classified as other non-current investments). The notes consist of (1) a 7% note with a remaining principal balance of $74,300,000 that provides for monthly payments of principal for the first 90 months (based on a 360 month amortization table), with the remaining unpaid principal balance due and payable in April 2010 and (2) a $44,800,000 note with accrued interest paid in kind and capitalized once annually, with the original principal balance and all capitalized and accrued paid in kind interest (totaling $74,400,000 at maturity) due and payable in December 2006. The second note carries a fixed interest rate of 10% through 2003, and each year thereafter the interest rate increases 2% per year resulting in an interest rate of 16% in 2006.

The WilTel debt is non-recourse to Leucadia and has not been guaranteed by Leucadia.

    ------------

During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The interest rate at December 31, 2003 was 2.6%. The subsidiary has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%. The subsidiary would have paid $3,100,000 and $4,300,000 at December 31, 2003 and 2002, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation. The Parent company has guaranteed this financing.

Capital leases primarily consist of a sale-leaseback transaction related to WilTel's corporate aircraft entered into in May 2003. WilTel recorded a capital lease obligation representing the present value of the future minimum lease payments during the lease term. The aircraft were sold for approximately $21,000,000 in cash and leased back for a period of ten years. Under the terms of the transaction, approximately $5,300,000 from the cash proceeds is held as cash collateral by the owner-lessor for the lease, which is reflected in the balance sheet in other non-current assets.

A subsidiary of the Company obtained loan commitments totaling $25,000,000 to finance the renovation of its Hawaiian hotel. Included in other subsidiary debt are outstanding borrowings under this facility of $23,800,000 and $24,900,000 at December 31, 2003 and 2002, respectively. The financing bears interest at a rate of 8.05% through September 1, 2005, at which time the rate is adjusted based on the three year treasury index to a new fixed rate through maturity. The borrowing matures in 2008 and is secured by the hotel but otherwise is non-recourse to the Company.

Symphony has a $50,000,000 revolving credit facility, of which $34,200,000 was outstanding at December 31, 2003, and is included above in other subsidiary debt. This financing, which is secured by all of Symphony's assets but otherwise is non-recourse to the Company, matures in 2006 and bears interest based on LIBOR plus 3.85%. At December 31, 2003, the interest rate on this facility was 4.97%. As of December 31, 2003, Symphony is not in compliance with a financial covenant contained in its credit facility. Symphony has obtained a waiver from the lender that suspends application of the covenant until March 31, 2004. The Company believes it is probable Symphony will be in compliance with the covenant at that time; however, if it doesn't comply, the lender would have the right to accelerate the maturity of the loan.

Other subsidiary debt also includes a mortgage financing of $20,000,000 obtained in September and October 2003, which otherwise is non-recourse to the Company, in connection with the acquisition of a 90% interest in 8 acres of unimproved land in Washington D.C. The financing matures in 2005 and bears interest based on LIBOR plus 3%. At December 31, 2003, the interest rate on this facility was 4.12%.

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness and Funded Debt, all as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 2003, cash dividends of approximately $612,300,000 would be eligible to be paid under the most restrictive covenants.

Substantially all of WilTel's assets (with an aggregate book value of $1,744,300,000) are pledged as collateral under WilTel's debt agreements. All of Symphony's assets (with an aggregate book value of $54,600,000) are pledged as collateral under Symphony's debt agreement. Property, equipment and leasehold improvements of the manufacturing division (with a net book value of $6,200,000) are pledged as collateral for Industrial Revenue Bonds; and $173,300,000 of other assets (primarily property) are pledged for other indebtedness aggregating $118,000,000. In addition, the Industrial Revenue Bond obligation is secured by a letter of credit which is fully collateralized by securities with a book value of $11,100,000.

    ------------

Interest rate agreements were used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company had agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps was a specified LIBOR interest rate. These interest rate swaps expired in 2003. The Company would have paid $3,100,000 at December 31, 2002 on retirement of these agreements.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2008 are as follows (in thousands): 2004 - $24,000; 2005 - $200,600; 2006 - $327,800; 2007 - $16,000; and 2008 - $610,400.

At December 31, 2003, customer banking deposits include $37,000,000 aggregate amount of time deposits in denominations of $100,000 or more.

The weighted average interest rate on short-term borrowings (consisting of customer banking deposits and subsidiary revolving credit agreements) was 3.4% and 3.5% at December 31, 2003 and 2002, respectively.

12. Common Shares, Stock Options and Preferred Shares:
    -------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 2003, the Company acquired 6,235 common shares at an average price of $35.28 per common share. As of December 31, 2003, the Company is authorized to repurchase 4,488,765 common shares.

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

During 2003, the Company issued 11,156,460 of its common shares in connection with the acquisition of WilTel. These securities represent 15.8% of the Company's outstanding common shares at December 31, 2003.

The Company has a fixed stock option plan which provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 300,000 shares to any individual in a given taxable year. The maximum number of common shares which may be acquired through the exercise of options or rights under this plan cannot exceed 1,200,000. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted.

During the second quarter of 2000, pursuant to shareholder approval, warrants to purchase 400,000 common shares were issued to each of the Company's Chairman and President. The warrants are exercisable through May 15, 2005 at an exercise price of $23.95 per common share (105% of the closing price of a common share on the date of grant).

    -------------------------------------------------

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2003 is as follows:

                                                     Common             Weighted                            Available
                                                     Shares             Average           Options          For Future
                                                    Subject             Exercise        Exercisable          Option
                                                   to Option             Prices         at Year-End          Grants
                                                   ---------             ------         -----------          ------

Balance at January 1, 2001                            391,750            $22.64               10,000            808,250
                                                                                        ============       ============
   Granted                                              4,000            $33.14
   Exercised                                          (22,850)           $22.63
   Cancelled                                          (46,500)           $22.63
                                                  ------------

Balance at December 31, 2001                          326,400            $22.77               58,663            850,750
                                                                                        ============       ============
   Granted                                            312,500            $30.80
   Exercised                                          (46,030)           $22.63
   Cancelled                                          (39,800)           $24.15
                                                  ------------

Balance at December 31, 2002                          553,070            $27.22               81,545            578,050
                                                                                        ============       ============
   Granted                                              4,000            $38.54
   Exercised                                          (52,350)           $24.69
   Cancelled                                          (18,600)           $28.65
                                                  ------------

Balance at December 31, 2003                          486,120            $27.53              152,608            592,650
                                                  ============                          ============       ============


The weighted-average fair value of the options granted was $9.44 per share for 2003, $7.91 per share for 2002 and $9.46 per share for 2001 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 29.9% for 2003, 30.3% for 2002 and 29.7% for 2001; (2) risk-free interest rates of 2.3% for 2003, 3.5% for 2002 and 4.9% for 2001; (3) expected lives of 4.0 years for 2003, 3.7 years for 2002 and 4.0 years for 2001; and (4) dividend yields of .6% for 2003 and .8% for 2002 and 2001.

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                                       Options Outstanding                     Options Exercisable
                       ------------------------------------------------    --------------------------
                        Common              Weighted         Weighted         Common        Weighted
                        Shares              Average           Average         Shares         Average
  Range of              Subject            Remaining         Exercise        Subject        Exercise
Exercise Prices        to Option        Contractual Life       Price       to Option         Price
---------------        ---------        ----------------       -----       ---------         -----

$22.63 - $22.81            200,220         2.3 years           $22.65         102,508         $22.66
$30.74                     273,900         4.5 years           $30.74          47,100         $30.74
$33.14                       4,000         2.4 years           $33.14           2,000         $33.14
$35.23                       4,000         3.4 years           $35.23           1,000         $35.23
$38.54                       4,000         4.4 years           $38.54             -           $   -


At December 31, 2003 and 2002, 592,650 and 578,050, respectively, of the Company's common shares were reserved for stock options and 800,000 of the Company's common shares were reserved for warrants.

At December 31, 2003 and 2002, 6,000,000 and 5,999,990, respectively, of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

13. Net Securities Gains (Losses):
    -----------------------------

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2003 (in thousands):


                                                                 2003               2002           2001
                                                                 ----               ----           ----

Net realized gains (losses) on securities                   $     15,762      $     (1,126)     $   28,138
Write-down of investments (a)                                     (6,485)          (37,053)         (1,907)
Net unrealized gains on trading securities                           676             1,113           2,219
                                                            -------------      ------------      ----------

                                                            $      9,953      $    (37,066)     $   28,450
                                                            =============      ============      ==========


(a) Includes a provision to write down investments in certain available for sale securities in 2003 and 2002, an investment in a non-public security in 2003 and an equity investment in a non-public fund in 2002.

Proceeds from sales of investments classified as available for sale were $683,700,000, $649,000,000 and $186,000,000 during 2003, 2002 and 2001, respectively. Gross gains of $17,700,000, $20,500,000 and $15,000,000 and gross losses of $2,100,000, $21,000,000 and $2,900,000 were realized on these sales during 2003, 2002 and 2001, respectively.

14. Other Results of Operations Information:
    ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2003 consists of the following (in thousands):


                                                                                 2003                2002               2001
                                                                                 ----                ----               ----

Interest on short-term investments                                          $     3,182         $     7,647         $    14,187
Interest on fixed maturities                                                     13,700              17,604              28,075
Interest on notes receivable                                                      4,692               5,903               3,005
Other investment income                                                           7,052               8,300              14,817
Gains on sale and foreclosure of real estate and other assets,
   net of costs                                                                  24,347              39,320              48,559
Rental income                                                                    24,142              19,311              18,344
MK Gold product and service income                                                1,441               4,841               7,299
Refund of foreign taxes, not based on income, including accrued
   interest                                                                       5,295                 -                   -
Winery revenues                                                                  13,839              16,433              13,736
Other                                                                            37,345              20,956              30,600
                                                                            -----------         -----------          ----------

                                                                            $   135,035         $   140,315         $   178,622
                                                                            ===========         ===========         ===========

Taxes, other than income or payroll, amounted to $7,400,000, $3,900,000 and $5,800,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising costs amounted to $2,100,000, $1,400,000 and $2,500,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

15. Income Taxes:
    ------------

The principal components of deferred taxes at December 31, 2003 and 2002 are as follows (in thousands):

                                                    2003                2002
                                                    ----                ----

Deferred Tax Asset:
   Securities valuation reserves              $      116,449       $    45,714
   Property and equipment                            680,039             -
   Deferred revenue                                   78,666             -
   Other assets                                       88,126             -
   Foreign NOL carryover                              78,023             -
   NOL carryover                                   1,296,156             -
   Other liabilities                                 114,765            49,801
                                              ---------------      ------------
                                                   2,452,224            95,515
   Valuation allowance                            (2,315,776)          (49,551)
                                              ---------------      ------------
                                                     136,448            45,964
                                              ---------------      ------------
Deferred Tax Liability:
   Unrealized gains on investments                   (85,253)          (29,701)
   Depreciation                                      (25,273)          (15,864)
   Other                                             (25,922)          (16,955)
                                              ---------------      ------------
                                                    (136,448)          (62,520)
                                              ---------------      ------------

   Net deferred tax liability                 $       -            $   (16,556)
                                              ===============      ============

As of December 31, 2003, WilTel had $3,408,000,000 of federal NOLs, none of which expire prior to 2019, $193,000,000 of capital loss carryforwards, of which $88,000,000, $900,000, $34,000,000 and $70,000,000 will expire in 2004, 2005,
2006 and 2007, respectively, and $223,000,000 of foreign NOLs, as well as various state NOLs, that expire at various dates. The potential benefit from the capital loss carryforward is not reflected in the table above. WilTel also has substantial other tax attributes and future deductions (primarily future depreciation deductions), some of which are also available to reduce the federal taxable income of the Company and its other subsidiaries. In addition, at December 31, 2003, WebLink had $143,000,000 of federal NOLs, none of which expire prior to 2023. Substantially all of WilTel's and WebLink's NOLs are only available to reduce the federal taxable income of WilTel and WebLink and each of their respective subsidiaries. Uncertainties that may affect the utilization of the loss carryforwards include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

The Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition. The Company needed to establish the valuation allowance because, on a pro forma combined basis, the Company is not able to demonstrate that it is more likely than not that it will be able to realize that asset. Subsequent to the acquisition of WilTel, any benefit realized from WilTel's deferred tax asset will reduce the valuation allowance for the deferred tax asset; however, that reduction is first applied to reduce the carrying amount of the acquired non-current intangible assets of WilTel rather than reduce the income tax provision of any component of total comprehensive income.

Once the non-current intangible assets are reduced to zero, the Company does not expect it will reflect a net federal income tax expense or benefit for total comprehensive income in the aggregate until such time as the Company is able to reduce its valuation allowance and recognize a net deferred tax asset. Each component of other comprehensive income may reflect either a federal income tax provision or benefit in future periods, depending upon the relative amounts of each component; however, in the aggregate for all components the Company does not expect to report any net federal income tax expense or benefit for the foreseeable future.

    ------------

Under certain circumstances, the value of the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes a charter restriction, which prohibits transfers of the Company's common stock under certain circumstances.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2003 was as follows (in thousands):


                                                                                      2003               2002              2001
                                                                                      ----               ----              ----

State income taxes                                                              $        (876)     $         750     $         500
Federal income taxes:
   Current                                                                            (19,748)          (117,617)           29,812
   Deferred                                                                           (23,750)           (28,048)          (41,703)
Foreign income taxes (currently payable)                                                  173                 50                50
                                                                                --------------     --------------    --------------

                                                                                $     (44,201)     $    (144,865)    $     (11,341)
                                                                                ==============     ==============    ==============

The table below reconciles the expected statutory federal income tax to the actual income tax benefit (in thousands):


                                                                                      2003             2002             2001
                                                                                      ----             ----             ----

Expected federal income tax                                                     $     (11,910)     $     (14,534)   $       25,579
State income taxes, net of federal income tax benefit                                     587                488               325
Resolution of tax contingencies                                                       (24,407)          (119,778)          (36,234)
Recognition of additional tax benefits                                                 (6,998)            (9,360)              -
Other                                                                                  (1,473)            (1,681)           (1,011)
                                                                                --------------     --------------    --------------

   Actual income tax benefit                                                    $     (44,201)     $    (144,865)    $     (11,341)
                                                                                ==============     ==============    ==============


Reflected above as recognition of additional tax benefits and resolution of tax contingencies are reductions to the Company's income tax provision for the favorable resolution of certain federal and state income tax contingencies. The Internal Revenue Service has completed its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material payment required from the Company. The statute of limitations with respect to all years through 1999 has expired.

16. Pension Plans and Postretirement Benefits:
    -----------------------------------------

The information presented below for defined benefit pension plans and postretirement benefits is presented separately for the Company and WilTel. The Company presents the information separately since WilTel still has some active participants in its plan and investment strategies, assumptions and results are significantly different.

    -----------------------------------------

The Company:
Prior to 1999, the Company maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans. A summary of activity with respect to the Company's defined benefit pension plan for 2003 and 2002 is as follows (in thousands):

                                                                                       2003                2002
                                                                                       ----                ----

Projected Benefit Obligation:
   Projected benefit obligation at January 1,                                      $   52,482          $   52,705
   Interest cost (a)                                                                    3,299               3,548
   Actuarial loss                                                                       4,536               2,672
   Benefits paid                                                                       (5,238)             (6,443)
                                                                                   -----------         -----------

        Projected benefit obligation at December 31,                               $   55,079          $   52,482
                                                                                   ===========         ===========

Change in Plan Assets:
   Fair value of plan assets at January 1,                                         $   45,905          $   48,760
   Actual return on plan assets                                                         1,891               2,976
   Employer contributions                                                              10,000                 728
   Benefits paid                                                                       (5,238)             (6,443)
   Administrative expenses                                                               (114)               (116)
                                                                                   -----------         -----------

        Fair value of plan assets at December 31,                                  $   52,444          $   45,905
                                                                                   ===========         ===========

Funded Status                                                                      $   (2,635)         $   (6,577)
   Unrecognized prior service cost                                                         53                  56
   Unrecognized net loss from experience differences and
     assumption changes                                                                15,253               9,813
                                                                                   -----------         -----------

        Net amount recognized                                                      $   12,671          $    3,292
                                                                                   ===========         ===========


(a) Includes charges to expense of $1,100,000 and $1,200,000 for 2003 and 2002, respectively, relating to discontinued operations obligations.

As of December 31, 2003, $15,300,000 of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $2,600,000 was reflected as accrued pension cost. Since the Company froze its defined benefit pension plan, the accumulated benefit obligation is the same as the projected benefit obligation. No contributions are expected to be made in 2004 related to the Company's defined benefit pension plan.

Pension expense related to the defined benefit pension plan charged to operations included the following components (in thousands):


                                                                          2003              2002               2001
                                                                          ----              ----               ----

Interest cost                                                        $    2,247          $    2,361          $    2,459
Expected return on plan assets                                           (1,947)             (1,947)             (2,153)
Actuarial loss                                                              258                  76                  -
Amortization of prior service cost                                            3                   3                   3
                                                                     -----------         -----------         -----------

     Net pension expense                                             $      561          $      493          $      309
                                                                     ===========         ===========         ===========


      -----------------------------------------

At December 31, 2003, the plan's assets consist of U.S. government and agencies bonds (71.7%), investment grade bonds (26.2%) and cash equivalents (2.1%).

The defined benefit pension plan assets are invested in short-term investment grade fixed income investments in order to maximize the value of its invested assets by minimizing exposure to changes in market interest rates. This investment strategy provides the Company with more flexibility in managing the plan should interest rates rise and result in a decrease in the discounted value of benefit obligations. The current investment strategy only permits investments in investment grade securities with a final average maturity target of one and one-half years.

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered historical returns and future expectations. Over the three and five year periods ending December 31, 2002, the compound annual returns on the plan's assets averaged 6.8% and 6.5%, respectively. Based on this information, a 6.5% expected long-term rate of return on plan assets was selected.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2003.

A summary of activity with respect to the Company's postretirement plans for 2003 and 2002 is as follows (in thousands):


                                                                                  2003                2002
                                                                                  ----                ----

Accumulated postretirement benefit obligation at January 1,                    $   5,250           $   5,536
Interest cost                                                                        289                 345
Contributions by plan participants                                                   168                 180
Actuarial (gain) loss                                                                (30)                176
Benefits paid                                                                       (871)               (796)
Plan amendments                                                                     (384)               (191)
                                                                               ----------          ----------

   Accumulated postretirement benefit obligation at December 31,                   4,422               5,250
Unrecognized prior service cost                                                      588                 316
Unrecognized net actuarial gain                                                    1,757               1,923
                                                                               ----------          ----------

   Accrued postretirement benefit obligation                                   $   6,767           $   7,489
                                                                               ==========          ==========


The Company expects to spend $400,000 on postretirement benefits during 2004. At December 31, 2003, the assumed health care cost trend rate for 2004 used in measuring the accumulated postretirement benefit obligation is 11.5% and, at December 31, 2002, such rate for 2003 was 8.5%. At December 31, 2003 and 2002, the assumed health care cost trend rates were assumed to decline to an ultimate rate of 5.0% by 2013 and 2010, respectively. If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2003 would have increased or decreased by $200,000. The effect of these changes on interest cost for 2003 would be immaterial.

    -----------------------------------------

The Company uses a December 31 measurement date for its plans. The assumptions used relating to the defined benefit plan and postretirement plans are as follows:

                                                             Pension Benefits         Other Benefits
                                                             ----------------         --------------
                                                             2003        2002         2003         2002
                                                             ----        ----         ----         ----

Discount rate used to determine
   benefit obligation at December 31,                       5.75%       6.50%         6.00%          6.50%
Weighted-average assumptions used
   to determine net cost for years ended
   December 31:
        Discount rate                                       6.50%       7.00%         6.50%          7.00%
        Expected long-term return on plan assets            6.50%       7.00%           N/A          N/A


WilTel:
WilTel maintains defined benefit pension plans and a postretirement plan covering certain employees who met certain age and service requirements. Employees hired subsequent to April 2001 are not eligible to participate in WilTel's defined benefit pension plan. Employees hired subsequent to December 31, 1991 are not eligible to participate in WilTel's postretirement benefits plan. A summary of activity with respect to WilTel's defined benefit pension plan from November 6, 2003 (date of acquisition) through December 31, 2003 is as follows (in thousands):


Projected Benefit Obligation:
   Projected benefit obligation at November 6, 2003               $   120,151
   Interest cost                                                        1,075
   Service cost                                                           575
   Actuarial loss                                                       8,661
   Benefits paid                                                         (550)
                                                                  ------------

        Projected benefit obligation at December 31, 2003         $   129,912
                                                                  ============

Change in Plan Assets:
   Fair value of plan assets at November 6, 2003                  $    65,126
   Actual return on plan assets                                         3,185
   Benefits paid                                                         (550)
                                                                  ------------

        Fair value of plan assets at December 31, 2003            $    67,761
                                                                  ============

Funded Status                                                     $   (62,151)
   Unrecognized net actuarial loss                                      6,117
                                                                  ------------

        Net amount recognized                                     $   (56,034)
                                                                  ============

The accumulated benefit obligation for WilTel's defined benefit plan was $129,500,000 at December 31, 2003. As of December 31, 2003, $5,700,000 of the
net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $61,700,000 was reflected as accrued pension cost.

Employer contributions expected to be paid to the plan in 2004 are $5,000,000.

    -----------------------------------------

WilTel's pension expense for the period from November 6, 2003 (date of acquisition) through December 31, 2003 related to the defined benefit pension plan charged to operations included the following components (in thousands):


Interest cost                                              $    1,075
Service cost                                                      575
Expected return on plan assets                                   (640)
                                                           -----------

     Net pension expense                                   $    1,010
                                                           ===========

WilTel's plans' assets consist primarily of equity securities (77.3%) and debt securities (17.2%) at December 31, 2003.

The investment objectives of WilTel's plan emphasize long-term capital appreciation as a primary source of return and current income as a supplementary source.

WilTel's target allocation is as follows:

                                           Interim Target      Long-term Target
                                           --------------      ----------------
      Equity securities:
        Large cap stocks                           38%                 40%
        Small cap stocks                           22%                 10%
        International stocks                       20%                 20%
                                                -----               -----
            Total equity securities                80%                 70%
        Fixed income/bonds                         20%                 30%
                                                -----               -----
             Total                                100%                100%
                                                =====               =====

The interim target was established in order to balance speed and caution in transitioning to the long-term allocations, lowering the risk of selling low and buying high and shifting the portfolio to the long-term targets under the right market conditions.

Investment performance objectives are based upon a benchmark index or mix of indices over a market cycle. The investment strategy designates certain investment restrictions for domestic equities, international equities and fixed income securities. These restrictions include the following:

     o For domestic equities, there will generally be no more than 5% of any manager's portfolio at market in any one company and no more than 150% of any one sector of the appropriate index for any manager's portfolio. Restrictions are also designated on outstanding market value of any one company at 5%.

     o For international equities, there will be no more than 8% in any one company in a manager's portfolio, no fewer than three countries in a manager's portfolio, no more than 10% of the portfolio in countries not represented in the EAFE index, no more than 150% of any one sector of the appropriate index and no currency hedging is permitted.

     o Fixed income securities will all be rated BBB- or better at the time of purchase, there will be no more than 8% at market in any one security (U.S. government and agency positions excluded), no more than a 30-year maturity in any one security and investments in standard collateralized mortgage obligations are limited to 10%.

    -----------------------------------------

To develop the assumption for the expected long-term rate of return on plan assets, WilTel considered historical returns and future expectations, including a more conservative expectation of future returns and asset allocation targets as WilTel's closed participant population grows closer to retirement age. Based on this information, a 7.0% expected long-term rate of return on plan assets was selected.

A summary of activity with respect to WilTel's postretirement plans from November 6, 2003 (date of acquisition) through December 31, 2003 is as follows (in thousands):

Accumulated postretirement benefit obligation at November 6, 2003                $   1,442
Interest cost                                                                           13
Service cost                                                                            18
Contributions by plan participants                                                       3
Actuarial loss                                                                         315
Benefits paid                                                                           (7)
                                                                                 ----------

   Accumulated postretirement benefit obligation at December 31, 2003                1,784
Unrecognized net actuarial loss                                                       (315)
                                                                                 ----------

   Accrued postretirement benefit obligation                                     $   1,469
                                                                                 ==========


WilTel's postretirement benefit expense for the period from date of acquisition through December 31, 2003 was not material.

WilTel's cash cost for its postretirement plan during 2004 is not expected to be material.

The health care cost trend rate assumed for 2004 is 12%, declining to an ultimate rate of 5% by 2012. If the health care cost trend rates were increased or decreased by 1%, WilTel's accumulated postretirement obligation as of December 31, 2003 would have increased or decreased by $300,000 and $200,000, respectively. The effect of these changes on the aggregate of service and interest cost for 2003 would be immaterial.

WilTel uses a December 31 measurement date for its plans. The assumptions used relating to WilTel's defined benefit plan and postretirement plan for 2003 are as follows:

                                                        Pension       Other
                                                        Benefits     Benefits
                                                        --------     --------
Weighted-average assumptions used to determine
  benefit obligation at December 31, 2003:
        Discount rate                                    6.00%         6.00%
        Rate of compensation increase                    3.50%         3.50%
Weighted-average assumptions used to determine
 net cost for the period ended December 31, 2003:
        Discount rate                                    6.25%         6.25%
        Expected long-term return on plan assets         7.00%           N/A
        Rate of compensation increase                    3.50%         3.50%

The Company and its consolidated subsidiaries (including WilTel) have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,200,000, $1,600,000 and $1,800,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

17. Commitments:
    -----------

The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying from one to twenty years. In addition, WilTel enters into noncancellable operating leases for rights of way along its fiber network, network centers and off-network capacity. Rental expense (net of sublease rental income) was $14,100,000 in 2003, $5,200,000 in 2002 and $4,700,000 in 2001. Future minimum annual rentals (exclusive of real estate taxes, maintenance and certain other charges) under these leases at December 31, 2003 are as follows (in thousands):

                 2004                             $     60,900
                 2005                                   56,600
                 2006                                   51,200
                 2007                                   48,600
                 2008                                   42,500
                 Thereafter                            313,200
                                                  -------------
                                                       573,000
                 Less:  sublease income                 (7,600)
                                                  -------------
                                                  $    565,400
                                                  ============

In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are primarily for the benefit of the City of San Marcos, California, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2003, $31,700,000 was outstanding under these bonds, $16,700,000 of which expires in 2004 and the remainder expires in 2005.

SBC Communications Inc. ("SBC"), a major communications provider in the U.S., is WilTel's largest customer. Sales to SBC accounted for 65% of 2003 Network revenues included in the Company's consolidated statement of operations. WilTel has entered into preferred provider agreements with SBC that extend until 2019, although the agreements may be terminated prior to then by either party under certain circumstances. The agreements provide that:

     o WilTel is SBC's preferred provider for domestic voice and data long distance services and select international wholesale services, requiring that SBC seek to obtain these services from WilTel before it obtains them from any other provider; and

     o SBC is WilTel's preferred provider for select local exchange and various other services, including platform services supporting its switched voice services network, requiring that WilTel seek to obtain these services from SBC before it obtains them from any other provider.

For the services each party must seek to obtain from the other, the prices, determined separately for each product or service, generally will be equal to the lesser of the cost of the product or service plus a specified rate of return, the prices charged to other customers, the current market rate or, in some circumstances, a specific rate. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider. WilTel and SBC have agreed to use a fixed price for voice transport services (the substantial majority of WilTel's SBC generated revenue) through January 2005.

    -----------

SBC has the right to terminate the agreements if WilTel begins to offer certain services that are competitive with SBC's services, if WilTel materially breaches its agreements or WilTel has a change in control without SBC's consent (excluding the acquisition by the Company). WilTel has the right to terminate the agreements if SBC materially breaches its agreements or SBC has a change in control without WilTel's consent. In the event of a termination by either party due to these actions, the terminating party has the right to receive transition costs from the other party, not to exceed $200,000,000.

Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination.

Each of WilTel and Symphony are limited by debt agreements in the amount of dividends and other transfers of funds that are available to the Company. The banking and lending subsidiaries are limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of these subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $669,100,000 at December 31, 2003.

18. Litigation:
    ----------

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

WilTel is a party to various legal actions and claims, and has reserved $38,400,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

19. Earnings (Loss) Per Common Share:
    --------------------------------

For each of the three years in the period ended December 31, 2003, there were no differences in the numerators for the basic and diluted per share computations for income from continuing operations. These numerators were $84,400,000, $152,500,000 and $62,900,000 for 2003, 2002 and 2001, respectively. The denominators for basic per share computations were 61,264,000, 55,667,000, and 55,309,000 for 2003, 2002 and 2001, respectively. There were no differences for the denominators for diluted per share computations except for the dilutive effect of 437,000, 349,000 and 295,000 options and warrants for 2003, 2002 and 2001, respectively. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred shares were treated as common shares and were included in the denominator for basic and diluted per share computations for 2002.

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

(e) Customer banking deposits: The fair value of customer banking deposits is estimated using rates currently offered for deposits of similar remaining maturities.

(f) Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates which would be available to the Company for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

(g) Derivative instruments: The fair values of the interest rate swap and currency rate swap agreements are based on rates currently available for similar agreements.

    -----------------------------------

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

                                                                        2003                                  2002
                                                                        ----                                  ----
                                                             Carrying           Fair              Carrying          Fair
                                                              Amount            Value              Amount           Value
                                                              ------            -----              ------           -----
Financial Assets:
   Investments:
     Current                                           $      714,363     $    714,363        $   185,196      $   185,196
     Non-current                                              673,742          673,742            439,675          439,675
   Cash and cash equivalents                                  214,390          214,390            418,600          418,600
   Notes receivable:
     Current                                                    2,283            2,283             13,808           13,808
     Non-current                                               16,142           16,142             16,432           16,432
   Loan receivables of banking and lending
    subsidiaries, net of allowance:
     Current                                                   19,803           21,086             79,065           80,388
     Non-current                                              161,413          174,376            262,691          267,250

Financial Liabilities:
   Customer banking deposits:
     Current                                                  103,331          104,904            283,613          289,752
     Non-current                                               42,201           44,004            109,291          109,815
   Debt:
     Current                                                   23,956           23,988              3,647            3,723
     Non-current                                            1,154,878        1,158,701            229,426          235,189
   Securities sold not owned                                   48,816           48,816             26,379           26,379

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely subordinated debt securities
   of the Company                                                 -                -               98,200           98,200

Derivative Instruments:
   Interest rate swaps                                         (3,079)          (3,079)            (7,386)          (7,386)
   Foreign currency swaps                                      (4,943)          (4,943)            (1,679)          (1,679)


21. Concentration of Credit Risk:
    ----------------------------

As of December 31, 2003, accounts receivable due from SBC, WilTel's largest customer, represented approximately 30.2% of the Company's trade receivables. For the period from date of acquisition of WilTel through December 31, 2003, telecommunications revenues relating to SBC represented approximately 25.5% of the Company's total revenues.

22. Segment Information:
    -------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. The Company's telecommunications business is conducted by WilTel and contains two segments, Network and Vyvx. Network owns or leases and operates a nationwide fiber optic network over which it provides a variety of telecommunications services. Vyvx transmits audio and video programming over the network and distributes advertising media in physical and electronic form. The Company's other segments include healthcare services, banking and lending, manufacturing and domestic real estate. Healthcare services primarily include the provision of physical, occupational, speech and respiratory therapy services. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who have difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. Such loans were primarily funded by deposits insured by the FDIC. The banking and lending segment has ceased originating any new loans and is liquidating its business in an orderly manner. Manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of winery operations and development of a copper mine.

Associated companies include equity interests in entities that the Company does not control and that are accounted for on the equity method of accounting. Prior to the acquisition of the outstanding common stock of WilTel that it didn't already own in November 2003, the Company accounted for its 47.4% interest in WilTel as an associated company. Other investments in associated companies include Olympus, Berkadia, JPOF II and EagleRock. Both JPOF II and EagleRock are entities engaged in investing and/or securities transactions activities.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium and an interest, through MK Gold, in a copper deposit in Spain. WilTel owns or has the right to use certain cable systems which connect its U.S. domestic network to foreign countries, and has the right to use wavelengths in Europe which it is currently not using. In addition to its investment in Bermuda-based Olympus, the Company owns 36% of the electric utility in Barbados. The Company does not have any other material foreign operations or investments.

Except for the telecommunications segments of WilTel, the primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

    -------------------

The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable GAAP measure which is used for all other reportable segments, for the period from November 6, 2003 through December 31, 2003 (in millions):

                                                             Network     Vyvx
                                                             -------     ----
Segment profit from operations (1)                         $   13.3    $   4.1
Depreciation and amortization expense                         (37.2)      (2.0)
Interest expense, net of investment income (2)                 (4.0)       (.1)
Other non-operating income (expense), net (2)                   1.8         .5
                                                           ---------   --------
Income (loss) from continuing operations before income
   taxes, minority expense of trust preferred securities
   and equity in income (losses) of associated companies   $  (26.1)   $   2.5
                                                           =========   ========

(1) See note (c) to segment information below.
(2) These items have been allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.


Certain information concerning the Company's segments for 2003, 2002 and 2001 is presented in the following table. Associated Companies are only reflected in the table below under identifiable assets employed.

    -------------------


                                                              2003               2002                 2001
                                                              ----               ----                 ----
                                                                             (In millions)
Revenues (a):
   Network                                                $     218.4       $         -            $      -
   Vyvx                                                          21.2                 -                   -
   Healthcare Services                                           71.1                 -                   -
   Banking and Lending                                           62.3                95.9                122.4
   Manufacturing                                                 54.1                51.0                 57.4
   Domestic Real Estate                                          54.4                51.3                 65.3
   Other Operations                                              36.7                48.3                 39.3
   Corporate  (b)                                                42.5                (4.7)                89.8
   Intersegment elimination (c)                                  (4.3)                -                   -
                                                          ------------        ------------         ------------

        Total consolidated revenues                       $     556.4         $     241.8          $     374.2
                                                          ============        ============         ============

Income (loss) from continuing operations
  before income taxes, minority expense
  of trust preferred securities and equity
  in income (losses) of associated companies:
   Network (c)                                            $     (26.1)        $       -            $      -
   Vyvx (c)                                                       2.5                 -                   -
   Healthcare Services                                           (2.3)                -                   -
   Banking and Lending                                            8.4                 1.9                 (6.1)
   Manufacturing                                                  4.4                 3.1                  7.8
   Domestic Real Estate                                          18.1                16.7                 30.4
   Other Operations                                              (1.5)               11.7                  8.2
   Corporate (b)                                                (37.5)              (74.9)                32.8
                                                          ------------        ------------         ------------
        Total consolidated income (loss) from
          continuing operations before
          income taxes, minority expense of
          trust preferred securities and
          equity in income (losses) of associated
          companies                                       $     (34.0)        $     (41.5)        $       73.1
                                                          ============        ============         ============

Identifiable assets employed:
   Network                                                $   1,628.8            $    -          $       -
   Vyvx                                                         115.5                 -                  -
   Healthcare Services                                           54.6                 -                  -
   Banking and Lending                                          252.4               481.5                595.7
   Manufacturing                                                 50.8                51.5                 59.3
   Domestic Real Estate                                         165.0               106.8                176.4
   Other Operations                                             253.4               193.7                171.2
   Investments in Associated Companies:
     WilTel                                                       -                 340.6               -
     Other Associated Companies                                 430.9               397.1                358.8
   Net Assets of Discontinued Operations                          -                   -                   44.0
   Corporate                                                  1,445.8               970.6              1,063.7
                                                          ------------        ------------         ------------

        Total consolidated assets                         $   4,397.2            $2,541.8           $  2,469.1
                                                          ============        ============         ============


      -------------------

(a) Revenues for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

(b) For 2003, includes a provision of $6,500,000 to write down investments in certain available for sale securities and an investment in a non-public security. For 2002, includes a provision of $37,100,000 to write down investments in certain available for sale securities and an equity investment in a non-public fund. The write down of the available for sale securities resulted from a decline in market value determined to be other than temporary.

(c) Eliminates intersegment revenues billed from Network to Vyvx. However, the intersegment revenues are included in the calculation to determine the income (loss) from continuing operations for each of Network and Vyvx.

      23. Selected Quarterly Financial Data (Unaudited):
          ---------------------------------------------

                                                                    First           Second              Third              Fourth
                                                                   Quarter          Quarter            Quarter             Quarter
                                                                   -------          -------            -------             -------
                                                                             (In thousands, except per share amounts)
2003:
Revenues                                                        $    56,899       $    67,330        $    76,093        $   356,053
                                                                ============      ============       ============       ============
Income (loss) from continuing operations                        $   (13,786)      $    11,483        $    54,647        $    32,014
                                                                ============      ============       ============       ============
Income (loss) from discontinued operations, net of taxes        $      -          $     3,934        $     1,443        $      (179)
                                                                ============      ============       ============       ============
Gain on disposal of discontinued operations, net of taxes       $      -          $        -         $       -          $     7,498
                                                                ============      ============       ============       ============
        Net income (loss)                                       $   (13,786)      $    15,417        $    56,090        $    39,333
                                                                ============      ============       ============       ============


Basic earnings (loss) per common share:
   Income (loss) from continuing operations                     $      (.23)      $       .19        $       .92        $       .49
   Income (loss) from discontinued operations                            -                .07                .02                -
   Gain on disposal of discontinued operations                           -                 -                -                   .12
                                                                ------------      ------------       ------------       ------------
        Net income (loss)                                       $      (.23)      $      .26         $       .94        $       .61
                                                                ============      ============       ============       ============
   Number of shares used in calculation                              59,618            59,630             59,642             64,946
                                                                ============      ============       ============       ============

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                     $      (.23)      $       .19        $       .91        $       .49
   Income (loss) from discontinued operations                            -                .07                .02                -
   Gain on disposal of discontinued operations                           -                 -                -                   .11
                                                                ------------      ------------       ------------       ------------
        Net income (loss)                                       $      (.23)      $       .26        $       .93        $       .60
                                                                ============      ============       ============       ============
   Number of shares used in calculation                              59,618             60,069            60,072             65,452
                                                                ============      ============       ============       ============

2002:
Revenues                                                        $    57,567       $    70,317        $    52,373        $    61,548
                                                                ============      ============       ============       ============
Income (loss) from continuing operations                        $    11,303       $    19,429        $    (2,484)       $   124,283
                                                                ============      ============       ============       ============
Income from discontinued operations, net of taxes               $     1,440       $     3,140        $      -           $       -
                                                                ============      ============       ============       ============
Gain on disposal of discontinued operations, net of taxes       $        -        $     4,512        $      -           $       -
                                                                ============      ============       ============       ============
        Net income (loss)                                       $    12,743       $    27,081        $    (2,484)       $   124,283
                                                                ============      ============       ============       ============

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                     $       .20       $       .35        $      (.04)       $      2.20
   Income from discontinued operations                                  .03               .06               -                   -
   Gain on disposal of discontinued operations                           -                .08               -                   -
                                                                -----------       -----------        -----------        -----------
        Net income (loss)                                        $      .23       $       .49        $      (.04)       $      2.20
                                                                ============      ============       ============       ============
   Number of shares used in calculation                              55,320            55,336             55,346             56,420
                                                                ============      ============       ============       ============

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                      $      .20       $       .35        $      (.04)       $      2.19
   Income from discontinued operations                                  .03               .06               -                   -
   Gain on disposal of discontinued operations                           -                .08               -                   -
                                                                ------------      ------------       ------------       ------------
        Net income (loss)                                         $     .23       $       .49        $      (.04)       $      2.19
                                                                ============      ============       ============       ============
   Number of shares used in calculation                              55,588            55,694             55,346             56,871
                                                                ============      ============       ============       ============


The Internal Revenue Service has completed the audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material tax payment required from the Company. Income taxes reflect a benefit for the favorable resolution of certain income tax contingencies for which the Company had previously established reserves of $13,900,000 for the fourth quarter of 2003 and $120,000,000 for the fourth quarter of 2002.

In 2003 and 2002, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule I - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
BALANCE SHEETS
December 31, 2003 and 2002
(Dollars in thousands, except par value)


                                                                                         2003                        2002
                                                                                         ----                        ----
ASSETS
Cash and cash equivalents                                                           $      53,957               $     317,443
Investments                                                                               880,695                     344,462
Trade, notes and other receivables, net                                                    42,001                      26,507
Prepaids and other assets                                                                  10,483                       9,037
Investments in associated companies and investments in and advances
   to/from subsidiaries, net                                                            1,788,127                   1,182,269
                                                                                    -------------               -------------


             Total                                                                  $   2,775,263               $   1,879,718
                                                                                    =============               =============

LIABILITIES
Trade payables and expense accruals                                                 $      31,391               $      26,064
Other liabilities                                                                          81,107                      42,877
Debt, including current maturities                                                        512,449                     140,204
Income taxes payable                                                                       16,155                      37,848
                                                                                    -------------               -------------
        Total liabilities                                                                 641,102                     246,993
                                                                                    -------------               -------------

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely subordinated debt securities of the Company               -                         98,200
                                                                                    -------------               -------------

Shareholders' Equity
Series A Non-Voting Convertible Preferred Stock                                              -                         47,507
Common shares, par value $1 per share, authorized 150,000,000 shares;
   70,823,502 and 58,268,572 shares issued and outstanding, after deducting
   47,710,719 and 60,213,299 shares held in treasury                                       70,824                      58,269
Additional paid-in capital                                                                613,274                     154,260
Accumulated other comprehensive income                                                    152,251                      56,025
Retained earnings                                                                       1,297,812                   1,218,464
                                                                                    -------------               -------------
        Total shareholders' equity                                                      2,134,161                   1,534,525
                                                                                    -------------               -------------

             Total                                                                  $   2,775,263               $   1,879,718
                                                                                    =============               =============


                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(In thousands, except per share amounts)


                                                                                       2003              2002             2001
                                                                                       ----              ----             ----
REVENUES:
   Investment and other income                                                     $    19,854     $    14,771       $    37,495
   Intercompany investment income                                                       17,872           6,996             9,934
   Net securities gains (losses)                                                           800         (31,504)              619
                                                                                   ------------    ------------      ------------

                                                                                        38,526          (9,737)           48,048
                                                                                   ------------    ------------      ------------

EXPENSES:
   Interest                                                                             24,651          11,481            12,983
   Intercompany interest expense                                                        27,667          26,474            26,363
   Salaries                                                                             11,559          11,695             7,699
   Other expenses                                                                       24,436          21,332            16,460
                                                                                   ------------    ------------      ------------
                                                                                        88,313          70,982            63,505
                                                                                   ------------    ------------      ------------
   Loss from continuing operations before income taxes, minority expense of trust preferred securities and equity in income of
     associated companies and subsidiaries                                             (49,787)        (80,719)          (15,457)
Income tax benefit                                                                      41,832         148,030            41,644
                                                                                   ------------    ------------      ------------

   Income (loss) from continuing operations before minority expense of trust preferred securities and equity in income of associated
      companies and subsidiaries                                                        (7,955)         67,311            26,187
Minority expense of trust preferred securities, net of taxes                            (2,761)         (5,521)           (5,521)
Equity in income of associated companies and subsidiaries,
   net of taxes                                                                         95,074          90,741            42,262
                                                                                   ------------    ------------      ------------
   Income from continuing operations                                                    84,358         152,531            62,928
Equity in income (loss) from discontinued operations, net of taxes                       5,198           4,580           (39,742)
Equity in gain (loss) on disposal of discontinued operations, net of taxes               7,498           4,512           (31,105)
                                                                                   ------------    ------------      ------------
    Income (loss) before cumulative effect of a change in accounting principle          97,054         161,623            (7,919)
Cumulative effect of a change in accounting principle                                      -               -                 411
                                                                                   ------------    ------------      ------------

             Net income (loss)                                                     $    97,054     $   161,623        $   (7,508)
                                                                                   ============    ============      ============

Basic earnings (loss) per common share:
   Income from continuing operations                                               $      1.38     $      2.74        $     1.13
   Income (loss) from discontinued operations                                              .08             .08              (.72)
   Gain (loss) on disposal of discontinued operations                                      .12             .08              (.56)
   Cumulative effect of a change in accounting principle                                    -              -                 .01
                                                                                   ------------    ------------      ------------

             Net income (loss)                                                     $      1.58     $      2.90        $     (.14)
                                                                                   ============    ============      ============

Diluted earnings (loss) per common share:
   Income from continuing operations                                               $      1.37     $       2.72       $     1.13
   Income (loss) from discontinued operations                                              .08              .08             (.72)
   Gain (loss) on disposal of discontinued operations                                      .12              .08             (.56)
   Cumulative effect of a change in accounting principle                                    -               -                .01
                                                                                   ------------    ------------      ------------
             Net income (loss)                                                     $      1.57     $       2.88       $     (.14)
                                                                                   ============    ============      ============

                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                                         2003            2002              2001
                                                                                         ----            ----              ----

Net cash flows from operating activities:
-----------------------------------------
Net income (loss)                                                                 $      97,054    $     161,623     $      (7,508)
Adjustments to reconcile net income (loss) to net cash used for operations:
  Cumulative effect of a change in accounting principle                                     -                -                (411)
  Other amortization (primarily related to investments)                                    (432)          (2,406)          (11,626)
  Net securities (gains) losses                                                            (800)          31,504              (619)
  Equity in (earnings) losses of associated companies and subsidiaries                 (107,770)         (99,833)           28,585
  Distributions from associated companies                                                 1,271              643               -
  Gain on sale of other assets                                                           (1,532)             -                 -
  Net change in:
   Miscellaneous receivables                                                              1,902            2,180            (1,708)
   Prepaids and other assets                                                                 84             (757)            2,185
   Trade payables and expense accruals                                                    6,405            6,627            (5,130)
   Other liabilities                                                                    (14,213)          (1,229)              879
   Income taxes payable                                                                 (18,155)        (136,850)          (47,179)
  Other                                                                                    (459)           4,860            (1,231)
                                                                                  --------------   --------------    --------------

   Net cash used for operating activities                                               (36,645)         (33,638)          (43,763)
                                                                                  --------------   --------------    --------------

Net cash flows from investing activities:
-----------------------------------------
Dividends received from subsidiaries                                                      2,500           11,782             2,310
Investment in and advances to/from subsidiaries                                        (108,045)          97,936           369,388
Proceeds from sale of other assets                                                       79,460            1,000               -
Advances on notes receivables                                                            (1,470)             -                 -
Collections on notes receivables                                                         10,000            2,000               -
Investments in associated companies                                                     (11,070)        (354,091)         (177,670)
Purchases of investments (other than short-term)                                     (1,355,282)        (882,710)         (937,188)
Proceeds from maturities of investments                                                 384,901          609,521           665,666
Proceeds from sales of investments                                                      520,774          404,053            69,436
                                                                                  --------------   --------------    --------------

   Net cash used for investing activities                                              (478,232)        (110,509)           (8,058)
                                                                                  --------------   --------------    --------------
                                                                                                     (continued)



                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                                     2003               2002               2001
                                                                                     ----               ----               ----
Net cash flows from financing activities:
-----------------------------------------
Issuance of long-term debt, net of issuance costs                               $   267,865         $      -           $        -
Issuance of convertible preferred shares                                                 -               47,507                 -
Issuance of common shares                                                             1,293             102,535                517
Purchase of common shares for treasury                                                  (61)               (115)               (45)
Dividends paid                                                                      (17,706)            (13,841)           (13,829)
                                                                                ------------        ------------       ------------

   Net cash provided by (used for) financing activities                             251,391             136,086            (13,357)
                                                                                ------------        ------------       ------------

   Net decrease in cash and cash equivalents                                       (263,486)             (8,061)           (65,178)
Cash and cash equivalents at January 1,                                             317,443             325,504            390,682
                                                                                ------------        ------------       ------------

Cash and cash equivalents at December 31,                                       $    53,957         $   317,443        $   325,504
                                                                                ============        ============       ============


Supplemental disclosures of cash flow information:
-------------------------------------------------
Cash paid during the year for:
   Interest                                                                      $   21,566          $   11,420         $   12,922
   Income tax payments (refunds), net                                            $   (6,232)         $   17,072         $   10,945

Non-cash investing activities:
-----------------------------
Common stock issued for acquisition of WilTel Communications Group, Inc.         $  422,830          $      -           $      -





                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
NOTES TO SCHEDULE



A. The notes to consolidated financial statements of Leucadia National Corporation and Subsidiaries are incorporated by reference to this schedule.

B. The statements of shareholders' equity are the same as those presented for Leucadia National Corporation and Subsidiaries.

C. Equity in the income (losses) of associated companies and subsidiaries is after reflecting income taxes recorded by the subsidiaries. The income tax benefit recorded by the parent company includes benefits for the favorable resolution of certain federal and state income tax contingencies of $24,400,000, $120,000,000 and $36,200,000 for 2003, 2002 and 2001,
     respectively.

D. Federal income taxes payable has not been allocated to the individual subsidiaries.

E. The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2008 are as follows (in thousands): 2004 - $0; 2005 - $19,100; 2006 - $21,600; 2007 - $0; and 2008 - $0.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

                                                         Additions                 Deductions
                                                   ------------------------       -----------
                                                   Charged
                                   Balance at      to Costs                                          Balance
                                   Beginning         and                             Write           at End
  Description                      of Period       Expenses     Recoveries           Offs          of Period
  -----------                      ---------       --------     ----------        ----------       ---------
  2003
  ----
  Loan receivables of
    banking and lending
    subsidiaries                 $   31,848       $   16,411    $   12,175        $   36,198        $   24,236
  Trade, notes and other
    receivables                         883            3,687           123             2,028             2,665
                                 ----------       ----------    ----------        ----------        ----------

  Total allowance for
    doubtful accounts            $   32,731       $   20,098    $   12,298        $   38,226        $   26,901
                                 ==========       ==========    ==========        ==========        ==========

  2002
  ----
  Loan receivables of
    banking and lending
    subsidiaries                 $   35,695       $   36,027    $    9,646        $   49,520        $   31,848
  Trade, notes and other
    receivables                         623              221           179               140               883
                                 ----------       ----------    ----------        ----------        ----------

  Total allowance for
    doubtful accounts            $   36,318       $   36,248    $    9,825        $   49,660        $   32,731
                                 ==========       ==========    ==========        ==========        ==========


  2001
  ----
  Loan receivables of
    banking and lending
    subsidiaries                 $   27,364       $   43,125    $    8,519        $   43,313        $   35,695
  Trade, notes and other
    receivables                         663              138            16               194               623
                                 ----------       ----------    ----------        ----------        ----------

  Total allowance for
    doubtful accounts            $   28,027       $   43,263    $    8,535        $   43,507        $   36,318
                                 ==========       ==========    ==========        ==========        ==========



 FINANCIAL STATEMENTS
 Berkadia LLC (a joint venture between Berkshire Hathaway Inc.
 and Leucadia National Corporation)
 Years ended December 31, 2003, 2002 and 2001

                                  Berkadia LLC

                              Financial Statements


                  Years ended December 31, 2003, 2002 and 2001




                                    Contents

Report of Independent Auditors................................................1

Audited Financial Statements

Balance Sheets................................................................2
Statements of Operations and Changes in Members' Equity (Deficit).............3
Statements of Cash Flows......................................................4
Notes to Financial Statements.................................................5

                         Report of Independent Auditors


The Members of Berkadia LLC

We have audited the accompanying balance sheets of Berkadia LLC (the "Company") as of December 31, 2003, and 2002 and the related statements of operations and changes in members' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and the ten-month period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkadia LLC at December 31, 2003 and 2002 and the results of its operations and changes in members' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the ten-month period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                   /s/ Ernst & Young LLP


Phoenix, Arizona
February 20, 2004

                                Berkadia LLC

                               Balance Sheets


                                                                                            December 31
                                                                                       2003                2002
                                                                                ---------------     --------------

                                                                                          (In thousands)
Assets
Cash                                                                                  $       -        $         -
Loan receivable due from FINOVA, net of discount                                        524,025          2,024,503
Interest and facilities fee receivable                                                    2,392              6,155
                                                                                ---------------     --------------
Total assets                                                                          $ 526,417        $ 2,030,658
                                                                                ===============     ===============

Liabilities and members' equity (deficit)
Liabilities:
  Long-term debt                                                                      $ 525,000        $ 2,175,000
  Interest and facility fee payable                                                         570              2,693
                                                                                ---------------     --------------
Total liabilities                                                                       525,570          2,177,693

Members' equity (deficit)                                                                   847           (147,035)
                                                                                ---------------     ---------------
Total liabilities and members' equity (deficit)                                       $ 526,417        $ 2,030,658
                                                                                ===============     ===============


See accompanying notes.

                                  Berkadia LLC

        Statements of Operations and Changes in Members' Equity (Deficit)


                                                                                                                      Ten-month
                                                                                          Year ended                period ended
                                                                                          December 31,              December 31,
                                                                                       2003           2002              2001
                                                                                ---------------   ------------    --------------
                                                                                                (In thousands)
Revenue
Interest income and amortization of loan discount                                     $ 198,790      $ 245,167         $ 136,734
                                                                                ---------------   ------------     -------------

Total revenue                                                                           198,790        245,167           136,734

Expenses
Equity loss in FINOVA                                                                         -              -           188,800
Interest expense                                                                         18,394         64,287            57,990
                                                                                ---------------   ------------     -------------

Total expenses                                                                           18,394         64,287           246,790
                                                                                ---------------   ------------     -------------

Net income                                                                              180,396        180,880          (110,056)
Members' equity (deficit), beginning of period                                         (147,035)      (261,765)                -
Distributions to members                                                                (32,514)       (66,150)         (151,709)
                                                                                ---------------   ------------     -------------

Members' equity (deficit), end of period                                              $     847      $(147,035)        $(261,765)
                                                                                ===============   ============     =============



See accompanying notes.

                         Berkadia LLC

                   Statements of Cash Flows


                                                                                                                    Ten-month
                                                                                         Year ended                period ended
                                                                                         December 31,             December 31,
                                                                                     2003           2002               2001
                                                                                ---------------  -------------    -------------
                                                                                                    (In thousands)

Operating activities
Net income (loss)                                                                   $   180,396    $   180,880    $  (110,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Equity loss in FINOVA                                                                --               --           188,800
   Amortization of loan discount                                                       (149,522)      (118,028)       (40,276)
   Net change in:
     Receivables                                                                          3,763          9,090        (15,244)
     Payables                                                                            (2,123)        (5,793)         8,486
                                                                                ---------------    -----------    -----------
Net cash provided by operating activities                                                32,514         66,149         31,710

Investing activities
Loan to FINOVA, net                                                                     --                --       (5,480,000)
Loan repayment from FINOVA                                                            1,650,000      2,725,000        700,000
                                                                                ---------------    -----------    -----------
Net cash provided by (used in) investing activities                                   1,650,000      2,725,000     (4,780,000)

Financing activities
Issuance of long-term debt                                                              --              --          5,600,000
Repayment of long-term debt                                                          (1,650,000)    (2,725,000)      (700,000)
Distributions to members                                                                (32,514)       (66,150)      (151,709)
                                                                                ---------------    -----------    -----------
Net cash provided by (used in) financing activities                                  (1,682,514)    (2,791,150)     4,748,291
                                                                                ---------------    -----------    -----------
Net increase (decrease) in cash                                                         --                  (1)             1
Cash and cash equivalents at beginning of period                                        --                   1         --
                                                                                ---------------    -----------    -----------
Cash and cash equivalents at end of period                                          $   --         $    --        $         1
                                                                                ===============    ===========    ===========

Supplemental disclosure of noncash investing activities
Allocation of loan receivable due from FINOVA to equity
  investment in FINOVA shares                                                       $   --         $    --        $   188,800
                                                                                ===============    ===========    ===========



See accompanying notes.

                                  Berkadia LLC

                          Notes to Financial Statements

                        December 31, 2003, 2002 and 2001




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

The Company was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the loan commitment in February 2001, and a $60,000,000 fee upon funding of the Berkadia Loan on August 21, 2001. Under the operating agreement governing the Company, Berkshire and Leucadia share equally in the commitment fee, funding fee and any proceeds realized from the Shares. Interest on the Berkadia Loan, after payment of interest on the Fleet Loan, is allocated 90 percent to Berkshire and 10 percent to Leucadia. To date, all cash received by the Company, after payment of any financing costs, has been distributed to the Members. In addition, FINOVA Capital has reimbursed the Company and the Members, for all fees and expenses incurred in connection with their commitments. Fees reimbursed to the Company aggregated $11,950,000 during 2001. There were no such fees in 2002 or 2003.

                                  Berkadia LLC

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

During 2002, several structural changes to the Company were executed, which were intended to simplify the ownership structure of the Company and to provide a debt-free vehicle for the Berkadia members to use to pursue other investments. These changes did not alter the ownership interests in the Company, ultimately held by Berkshire and Leucadia, and resulted in no gains or losses or other changes to member's accumulated deficit. Among the changes, the Company effectively distributed all of its right, title and interest in and to the Shares to an entity formed by the Members (Berkadia Equity Holdings LLC). As a result, other than the loan receivable from FINOVA, the Company no longer has any other financial interest in FINOVA.

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

(b) Loan Receivable from FINOVA: The Berkadia Loan is carried net of unamortized discount related to the commitment fee, the funding fee and the amount of the Berkadia Loan allocated to Berkadia's investment in the Shares. The discount is accreted into investment income over the life of the Berkadia Loan through the effective interest method. FINOVA is current with respect to all amounts due to the Company under the Berkadia Loan. As of December 31, 2003, there was no allowance for losses on the Berkadia Loan.

                                  Berkadia LLC

2. Significant Accounting Policies (continued)

(c) Investment in FINOVA Shares: Berkadia accounted for its investment in the Shares under the equity method. Under the equity method, Berkadia recognized its proportionate share of FINOVA's net income or loss. For the period August 21 through September 30, 2001, FINOVA incurred significant operating losses primarily as a result of the September 11 terrorist attack. Berkadia's share of such losses far exceeded the cost allocated to the Shares, which was based upon the relative fair values of the Shares and the Berkadia Loan as of August 21, 2001. The application of the equity method was suspended once the carrying amount of Shares was reduced to zero. As a result of the structural changes to the Company in 2002 discussed in Note 1, Berkadia possesses no financial interests in the Shares.

(d) Income taxes: The Company does not file an income tax return. Each Member is responsible for the tax liability, if any, deriving from the taxable income allocated to such Member. Accordingly, no provision for income taxes has been reflected in these financial statements.

3. Berkadia Loan

The Berkadia Loan bears interest  payable  monthly,  at the Eurodollar Rate plus
2.25 percent. All unpaid principal and accrued interest is due at maturity on August 20, 2006. For the year ended December 31, 2003, the weighted-average interest rate was 3.55 percent. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital's repayment of the Berkadia Loan. The guarantees are secured by substantially all of the assets of FINOVA and its subsidiaries.

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

During 2002, the Company gave its consent to FINOVA to use up to $300 million of cash to repurchase certain subordinated notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for its consent, FINOVA and the Company agreed that they would share equally in the net interest savings resulting from any repurchase. As a result of repurchases made by FINOVA during 2003 and 2002, the Company recognized approximately $6.8 million and $1.6 million, respectively, in interest income related to the net interest savings.

For the years ended December 31, 2003, and 2002 the Company received $1.650 billion and $2.725 billion, respectively, in loan repayments from FINOVA. On February 9, 2004, FINOVA prepaid the entire remaining outstanding balance of the Berkadia Loan.

4. Fleet Loan

The Fleet Loan bears interest payable monthly, at a rate generally equal to the cost of funds for the lenders' conduit facilities plus 0.25 percent. The lenders' cost of funds rate is expected to be substantially equal to the Eurodollar Rate that is used to determine the interest rate on the Berkadia Loan. For the year ended December 31, 2003, the weighted-average interest rate was 1.54 percent. All unpaid principal and accrued interest is due at maturity on August 20, 2006.

As discussed in Note 4, FINOVA has prepaid the remaining Berkadia Loan balance in 2004. Accordingly, the remaining $525 million balance of the Fleet Loan was prepaid by Berkadia in 2004.

5. Members' Capital

For the years ended December 31, 2003 and 2002, the Company distributed substantially all of its available cash to its Members, aggregating $32.5 million and $66.2 million, respectively. For the two-year period, $87.4 million was distributed to Berkshire Members and $11.3 million to Leucadia Members.

PRICEWATERHOUSECOOPERS
--------------------------------------------------------------------------------



                           OLYMPUS RE HOLDINGS, LTD.
                            (Incorporated in Bermuda)

                          Combined Financial Statements
                        DECEMBER 31, 2003, 2002 AND 2001
                          (expressed in U.S. dollars)

PRICEWATERHOUSECOOPERS
--------------------------------------------------------------------------------
                                                     PRICEWATERHOUSECOOPERS
                                                     Chartered Accountants
                                                     Dorchester House
                                                     7 Church Street
                                                     Hamilton
                                                     Bermuda HM 11
                                                     Telephone +1 (441) 295 2000
                                                     Facsmile  +1 (441) 295 1242



January 27, 2004



REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF
OLYMPUS RE HOLDINGS, LTD.


In our opinion, the accompanying combined balance sheets and the related combined statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Olympus Re Holdings, Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from December 3, 2001 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These combined financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits of these combined financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




CHARTERED ACCOUNTANTS






MAILING ADDRESS: PO BOX HM 1171, Hamilton, Bermuda HM EX.

A list of partners can be obtained from the above address

OLYMPUS RE HOLDINGS, LTD.
Combined Balance Sheets
AS OF DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                           2003                   2002
                                                                                              $                      $
                                                                                 -----------------------------------------
 ASSETS
 Cash and cash equivalents                                                            36,083,597             64,156,759
 Investments (note 3)                                                                764,622,198            599,123,769
 Investment income due and accrued                                                     8,367,373              6,684,911
 Premiums receivable                                                                 167,458,000             76,489,609
 Deferred acquisition costs                                                           46,732,324             23,318,087
 Other assets                                                                            259,518                158,188
                                                                                 -----------------------------------------

                                                                                   1,023,523,010            769,931,323
                                                                                 -----------------------------------------

 LIABILITIES
 Loss and loss adjustment expense reserves (note 4)                                  114,317,141             44,707,594
 Unearned premiums                                                                   142,792,737             74,365,214
 Accounts payable and accrued expenses                                                   591,308                581,289
 Investment trades pending                                                                     -              2,455,041
 Advisory fees payable (note 5)                                                       47,017,307             25,170,228
                                                                                 -----------------------------------------

                                                                                     304,718,493            147,279,366
                                                                                 -----------------------------------------

 SHAREHOLDERS' EQUITY
 Common voting shares (4,385,714 shares issued and outstanding) (note 7)                  43,857                 51,000
 Additional paid-in capital (note 7)                                                 438,527,543            509,949,000
 Accumulated other comprehensive income                                               11,515,650             16,105,280
 Retained earnings                                                                   268,717,467             96,546,677
                                                                                 -----------------------------------------

                                                                                     718,804,517            622,651,957
                                                                                 -----------------------------------------

                                                                                   1,023,523,010            769,931,323
                                                                                 -----------------------------------------

    APPROVED BY THE BOARD OF DIRECTORS



    ------------------------- Director   ------------------------- Director


                   The accompanying notes are an integral part
                     of these combined financial statements.

OLYMPUS RE HOLDINGS, LTD.
Combined Statements of Income
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD FROM DECEMBER 3, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                            2003                 2002             2001
                                                               $                    $                $
                                                   -------------------------------------------------------
 REVENUES
 Gross premiums written                               523,178,240           298,522,087               -
                                                   -------------------------------------------------------

 Net premiums written                                 523,178,240           298,522,087               -
 Net change in unearned premiums                      (68,427,525)          (74,365,214)              -
                                                   -------------------------------------------------------

 Net premiums earned                                  454,750,715           224,156,873               -
                                                   -------------------------------------------------------

 Net investment income                                 20,897,961            18,002,285         232,594
 Net realized gains on investments                      5,130,298             2,969,859               -
                                                   -------------------------------------------------------

 TOTAL REVENUES                                       480,778,974           245,129,017         232,594
                                                   -------------------------------------------------------

 EXPENSES
 Losses and loss expenses (note 4)                    104,344,698            57,901,965               -
 Commissions                                          165,860,912            78,078,362               -
 Premium taxes and fees                                 4,141,391             2,184,366               -
 Other underwriting expenses                            3,629,805               750,726               -
 Incorporation costs                                            -                     -       8,632,780
 General and administrative expenses                    2,059,983             1,236,605          30,130
                                                   -------------------------------------------------------

 TOTAL EXPENSES                                       280,036,789           140,152,024       8,662,910
                                                   -------------------------------------------------------

 NET INCOME (LOSS) FOR THE PERIOD                     200,742,185           104,976,993      (8,430,316)
                                                   -------------------------------------------------------


                   The accompanying notes are an integral part
                     of these combined financial statements.

OLYMPUS RE HOLDINGS, LTD.
Combined Statements of Shareholders's Equity
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD FROM DECEMBER 3, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                              ACCUMULATED
                                                          ADDITIONAL                OTHER         RETAINED                TOTAL
                                              COMMON         PAID-IN        COMPREHENSIVE         EARNINGS        SHAREHOLDER'S
                                       VOTING SHARES         CAPITAL               INCOME         (DEFICIT)              EQUITY
                                                  $                $                    $                $                    $
                                     ----------------------------------------------------------------------------------------------
Issuance of common shares                      51,000      509,949,000                  -                  -         510,000,000

Net loss for the period                             -                -                  -         (8,430,316)         (8,430,316)
                                     ----------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2001                51,000      509,949,000                  -         (8,430,316)        501,569,684

Net income for the year                             -                -                  -        104,976,993         104,976,993

Change in unrealized appreciation
   (depreciation) on marketable
   investments                                      -                -         16,105,280                  -          16,105,280
                                     ----------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2002                51,000      509,949,000         16,105,280         96,546,677         622,651,957

Net income for the year                             -                -                  -        200,742,185         200,742,185

Change in unrealized appreciation
   (depreciation) on marketable
   investments                                      -                -         (4,589,630)                 -          (4,589,630)

Repurchase of common voting
   shares (note 7)                             (7,143)     (71,421,457)                 -        (28,571,395)        (99,999,995)
                                     ----------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2003                43,857      438,527,543         11,515,650        268,717,467         718,804,517
                                     ----------------------------------------------------------------------------------------------



                   The accompanying notes are an integral part
                     of these combined financial statements.

OLYMPUS RE HOLDINGS, LTD.
Combined Statements of Comprehensive Income
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD FROM DECEMBER 3, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                          2003               2002             2001
                                                                             $                  $                $
                                                                ------------------------------------------------------
 NET INCOME (LOSS) FOR THE PERIOD                                   200,742,185         104,976,993      (8,430,316)

 OTHER COMPREHENSIVE INCOME

 Change in unrealized appreciation (depreciation)
   on marketable investments                                         (4,589,630)         16,105,280               -
                                                                ------------------------------------------------------

 COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD                         196,152,555         121,082,273      (8,430,316)
                                                                ------------------------------------------------------


                   The accompanying notes are an integral part
                     of these combined financial statements.

OLYMPUS RE HOLDINGS, LTD.
Combined Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD FROM DECEMBER 3, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                  2003                 2002                 2001
                                                                                     $                    $                    $
                                                                       -------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) for the period                                         200,742,185             104,976,993          (8,430,316)
 Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities
        Gain on sale of investments                                        (5,130,298)             (2,969,859)                  -
        Net amortization of premium/discount on fixed maturities            5,936,259               3,087,459                   -
        Investment income due and accrued                                  (1,682,462)             (6,664,862)            (20,049)
        Incorporation cost payable                                                  -              (7,883,231)          7,883,231
        Premiums receivable                                               (90,968,391)            (76,489,609)                  -
        Deferred acquisition costs                                        (23,414,237)            (23,318,087)                  -
        Other assets                                                         (101,330)               (158,188)                  -
        Loss and loss adjustment expense reserves                          69,609,547              44,707,594                   -
        Unearned premiums                                                  68,427,523              74,365,214                   -
        Accounts payable and accrued expenses                                  10,019                 551,289              30,000
        Investment trades pending                                          (2,455,041)              2,455,041                   -
        Advisory fees payable                                              21,847,079              25,170,228                   -
                                                                       -------------------------------------------------------------

        Cash provided by (used in) operating activities                   242,820,853             137,829,982            (537,134)
                                                                       -------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investments                                                 (735,713,760)         (1,066,976,281)                  -
 Proceeds from sales of investments                                       564,819,740             483,840,192                   -
                                                                       -------------------------------------------------------------

            Cash used in investing activities                            (170,894,020)           (583,136,089)                  -
                                                                       -------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of shares through buy-back agreement                            (99,999,995)                      -                   -
 Proceeds from issuance of common shares                                            -                 150,000         509,850,000
                                                                       -------------------------------------------------------------

            Cash (used in) provided by financing activities               (99,999,995)                150,000         509,850,000
                                                                       -------------------------------------------------------------

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (28,073,162)           (445,156,107)        509,312,866

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           64,156,759             509,312,866                   -
                                                                       -------------------------------------------------------------

 CASH AND CASH EQUIVALENTS - END OF PERIOD                                 36,083,597              64,156,759         509,312,866
                                                                       -------------------------------------------------------------


                   The accompanying notes are an integral part
                     of these combined financial statements.

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


1.   NATURE OF THE BUSINESS

     Olympus Re Holdings, Ltd. and its subsidiaries (the "Company") were incorporated under the laws of Bermuda on December 3, 2001 and commenced operations on January 1, 2002. The Company's principal operating subsidiary is Olympus Reinsurance Company, Ltd. ("Olympus Re"). Olympus Re is registered as a Class 4 insurer under The Insurance Act 1978, amendments thereto and related regulations ("The Act"). The Company's bye-laws provide that the Board of Directors of Olympus Re shall consist of persons who first have been elected as designated directors by a resolution in a general meeting of the shareholders of the Company. The Board of Directors of the Company must then vote all shares of Olympus Re owned by the Company to elect such designated directors as Olympus Re directors. The bye-law provisions with respect to the removal of directors of Olympus Re operate similarly.

     The Company, through Olympus Re, writes reinsurance business on a global basis with an emphasis on property excess business. During the year ended December 31, 2003, this was through two main sources, quota share reinsurance agreements with a U.S. reinsurance company (see note 6) and an underwriting advisory contract. The purpose of these quota share agreements is to produce primarily property reinsurance. Olympus Re's underwriting advisory contract is with a non-U.S. advisor (see note 5) to recommend excess property and marine reinsurance business and consult on the quota share agreements. The non-U.S. advisor is related to the previously mentioned U.S. reinsurance company through common ownership. During 2002, business written was primarily through the quota share reinsurance agreement with a U.S. reinsurance company as described above.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Olympus Re's Board of Directors, who are elected as described above, have unilateral authority to manage the affairs of Olympus Re, except for certain actions that require approval by the Company as sole shareholder. Since the Company and Olympus Re are under the common control of the shareholders of the Company, the accompanying financial statements have been prepared on a combined basis, rather than on a consolidated basis, in accordance with ARB No. 51 (see note 2(g)). The combined financial statements include the financial statements of Olympus Re Holdings Ltd. and its wholly-owned subsidiary Olympus Re. All significant inter-company balances have been eliminated on combination.

     These combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.

     The following is a summary of the significant accounting policies adopted by the Company:

     (a)  PREMIUMS AND UNEARNED PREMIUMS

          The Company records premiums based on cession statements received. These cession statements earn premium income evenly over the term of the underlying reinsurance contract, in proportion to the risk assumed. The portion of the premium related to the unexpired portion of the contract at the end of the fiscal period is reflected in unearned premiums.


                                       (1)

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

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

     The Company uses industry data and professional judgment to estimate the ultimate loss from reinsurance contracts exposed to a loss event. Delays in reporting losses to the Company together with the potential for unforeseen adverse developments may result in losses and loss expenses significantly greater or less than the reserve provided at the time of the loss event.

     Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to the Company. Any resulting adjustments are included in income in the period in which they become known.

(d)  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include debt securities and time deposits with a maturity of three months or less from the date of purchase.


                                       (2)

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


(e)  INVESTMENTS

     The Company's investments in fixed maturities are classified as "available-for-sale" and are carried at fair value, based on quoted market prices. Unrealized gains and losses are included within accumulated other comprehensive income in shareholders' equity.

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

(f)  FOREIGN CURRENCY

     Monetary assets and liabilities denominated in foreign currencies have been translated to U.S. dollars at the rates of exchange prevailing at the balance sheet date. Income and expense transactions originating in foreign currencies are translated at the rates of exchange prevailing on the date of the transaction. Gains and losses on foreign currency translation are included in income.

(g)  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003 the FASB issued FASB Interpretation No. 46, Consolidation of variable interest entities - an interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. As disclosed in notes 1 and 2 these financial statements are prepared on a combined rather than consolidated basis based on the fact that Olympus Re's and the Company's Bye-laws provide certain restrictions relating to the election of directors of Olympus Re. In December 2003, the FASB issued a revision ("FIN 46R") to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. The Company will no longer be required to adopt FIN 46, however, it will be required to adopt FIN 46R for the first interim or annual reporting period beginning after December 15, 2004. The impact of adopting FIN 46R will be to present the financial statements as consolidated beginning in the period ending March 31, 2005. This is not expected to have any impact on the Company's net income or net shareholders' equity as presented in these financial statements.


                                       (3)

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


3.   INVESTMENTS

                                                                                                                   2003
                                                                  UNREALIZED           UNREALIZED             ESTIMATED
                                                  COST                  GAIN                 LOSS            FAIR VALUE
                                                     $                     $                    $                     $
                                           ------------------------------------------------------------------------------
        U.S. government and agency          499,191,600            5,856,272                     -          505,047,872
        Corporate                           202,200,619            5,389,124                     -          207,589,743
        Mortgage-backed securities           51,714,329              270,254                     -           51,984,583
                                           ------------------------------------------------------------------------------

                                            753,106,548           11,515,650                     -          764,622,198
                                           ------------------------------------------------------------------------------

                                                                                                                   2002
                                                                  UNREALIZED           UNREALIZED             ESTIMATED
                                                  COST                  GAIN                 LOSS            FAIR VALUE
                                                     $                     $                    $                     $
                                           ------------------------------------------------------------------------------

        U.S. government and agency          351,457,556            9,286,371                     -          360,743,927
        Corporate                           143,334,311            6,499,571                     -          149,833,882
        Mortgage-backed securities           88,226,622              333,785                14,447           88,545,960
                                           ------------------------------------------------------------------------------

                                            583,018,489           16,119,727                14,447          599,123,769
                                           ------------------------------------------------------------------------------

     The estimated fair value of fixed interest securities and equities is based on quoted market values. All mortgage-backed securities in an unrealized loss position at December 31, 2002 have been so continuously for a period of less than 12 months.

     The Company did not have any investments in a single corporate security which exceeded 1.6% and 2.1% of total fixed interest securities as of December 31, 2003 and 2002, respectively.

     The following table sets forth certain information regarding the investment ratings of the company's fixed interest securities portfolio as of December
     31, 2003 and 2002.


                                                                       2003                                        2002
                                           ---------------------------------           ----------------------------------
                                              AMORTIZED                                  AMORTIZED
                                                   COST                                       COST
        RATINGS                                       $                    %                     $                    %
                                           ------------------------------------------------------------------------------

        U.S. government and agency          499,191,600                   66           353,912,597                   60
        AAA                                  46,743,994                    6            65,367,410                   11
        AA                                   87,868,424                   12            67,472,319                   12
        A                                   119,302,530                   16            93,134,771                   16
        BBB                                           -                    -             3,131,392                    1
                                           ------------------------------------------------------------------------------

                                            753,106,548                  100           583,018,489                  100
                                           ------------------------------------------------------------------------------


                                       (4)

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


     The amortized cost and estimated fair value amounts for fixed interest securities held at December 31, 2003 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                               AMORTIZED             ESTIMATED
                                                                                    COST            FAIR VALUE
                                                                                       $                     $
                                                                       -------------------------------------------

        Due within one year                                                     45,055,955            45,141,000
        Due after one year through five years                                  582,255,933           593,040,115
        Due after five years through ten years                                  74,080,331            74,456,500
                                                                       -------------------------------------------

                                                                               701,392,219           712,637,615

        Mortgage-backed securities                                              51,714,329            51,984,583
                                                                       -------------------------------------------

                                                                               753,106,548           764,622,198
                                                                       -------------------------------------------

       The components of net investment income are as follows:

                                                                                     2003                  2002             2001
                                                                                        $                     $                $
                                                                      --------------------------------------------------------------
        Interest on fixed maturities                                            27,758,971            20,691,286                -
        Net amortization of premium/discount on fixed maturities                (5,936,259)           (3,087,459)               -
        Interest on cash and cash equivalents                                      557,713             1,592,238          232,594
                                                                      --------------------------------------------------------------

                                                                                22,380,425            19,196,065          232,594

        Net investment expenses                                                 (1,482,464)           (1,193,780)               -
                                                                      --------------------------------------------------------------

                                                                                20,897,961            18,002,285          232,594
                                                                      --------------------------------------------------------------

     During 2003 and 2002, proceeds from sales of available-for-sale securities were $564,819,740 and $483,840,192 respectively. Gross realized gains were $5,548,574 and $3,361,350 and gross realized losses were $418,276 and $391,491 for the years end December 31, 2003 and 2002 respectively.

     White Mountain Advisors, LLC receives a management fee at an annual rate of 0.2% of net invested assets.

     In the normal course of business, the Company provides collateral in accordance with certain reinsurance agreements. The Company has cash equivalents of $54,453 and $10,339,521 and investments of $201,128,202 and $65,214,300 in trusts, as of December 31, 2003 and 2002, respectively, held as collateral.

                                       (5)

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


4.   LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

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

       Reserve activity for loss and loss expenses is summarized below:

                                                                                             2003                   2002
                                                                                                $                      $
                                                                                  ------------------------------------------
        BALANCE - BEGINNING OF YEAR                                                     44,707,594                      -
        Less:  Amounts recoverable from reinsurers                                               -                      -
                                                                                  ------------------------------------------

        Net balance - Beginning of year                                                 44,707,594                      -
                                                                                  ------------------------------------------

        Net claims and claims expenses incurred for the year related to:
              Current year                                                             110,104,123             57,901,965
                Prior year                                                              (5,759,425)                     -
                                                                                  ------------------------------------------
                                                                                       104,344,698             57,901,965
                                                                                  ------------------------------------------

        Net paid claims and claims expenses for the year related to:
              Current year                                                              17,069,797             13,194,371
                Prior year                                                              17,665,354                      -
                                                                                  ------------------------------------------
                                                                                        34,735,151             13,194,371
                                                                                  ------------------------------------------

        Net balance - End of year                                                      114,317,141             44,707,594
        Plus:  Amounts recoverable from reinsurers                                               -                      -
                                                                                  ------------------------------------------

        BALANCE - END OF YEAR                                                          114,317,141             44,707,594
                                                                                  ------------------------------------------


     The December 31, 2003 and 2002 year end balance is comprised of provisions for reported claims of $33,300,789 and $10,536,402 and provisions for claims incurred but not reported of $81,016,352 and $34,171,192, respectively.

5.   ADVISORY FEES PAYABLE

     Advisory fees payable represents override commission and profit commissions payable, including a 20% profit commission payable to the non-U.S. advisors, White Mountains Underwriting Limited, for all business on which they advise.


                                       (6)

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


6.   MAJOR CUSTOMERS

     During the years ended December 31, 2003 and 2002, the Company derived 90% and 99%, respectively, of its premiums written from Folksamerica Reinsurance Company ("Folksamerica") for which the Company pays an override commission. Commencing in 2003, the Company derived 8% of its premiums written from business recommended by White Mountains Underwriters for which the Company pays a 12% override commission. Folksamerica and White Mountains Underwriters are wholly-owned subsidiaries of White Mountains Insurance Group Ltd., which is a minority shareholder of the Company through a 50% joint venture, and is also the parent of the Company's investment advisors, White Mountain Advisors, LLC. Included in premiums receivable for the years ended December 31, 2003 and 2002 were amounts of $157,980,421 and $76,475,537, respectively, due from Folksamerica.

7.   CAPITAL STOCK

     (a)  AUTHORIZED SHARES

          The Company's authorized share capital is 20,000,000 common shares of the par value $0.01 each.

     (b)  COMMON STOCK

          At December 31, 2003 and 2002, the total issued and outstanding shares of the Company were 4,385,714 and 5,100,000, respectively, with a par value of $0.01. The holders of the ordinary shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder (excluding Leucadia National Corporation) constitute 9.5 percent or more of the outstanding common shares of the Company, only a fraction of the vote will be allowed so as not to exceed 9.5 percent. There are various restrictions on the ability of shareholders to dispose of their shares.

          In the period to December 31, 2001, the Company received cash of $509,850,000 in respect of subscriptions of common shares. On January 2, 2002, payment of the remaining outstanding subscriptions totaling $150,000 was received from shareholders. Following receipt of the outstanding subscriptions payments, all issued and outstanding common voting shares were fully paid.

          In the year ended December 31, 2003, the Company used $99,999,995 to repurchase a total of 714,286 shares.

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


                                       (7)

OLYMPUS RE HOLDINGS, LTD.
Notes to Combined Financial Statements
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

9.   STATUTORY REQUIREMENTS

     Under The Act, Olympus Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Act also requires Olympus Re to meet certain minimum capital and surplus requirements. To satisfy these requirements, Olympus Re was required to maintain a minimum level of statutory capital and surplus of $261,589,120, $149,261,044 and $100,000,000 at December 31, 2003, 2002 and 2001 respectively. Olympus Re's statutory capital and surplus was $668,937,898, $593,312,822 and $494,999,111 at December 31, 2003, 2002 and 2001 respectively.

     Statutory capital and surplus as reported under The Act is different from shareholders' equity as determined in conformity with accounting principles generally accepted in the United States of America ("GAAP") due to certain items that are capitalized under GAAP but expensed under The Act.

     Olympus Re is also required to maintain a minimum liquidity ratio, which was met for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001.




                                       (8)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          Independent Auditors' Report



The Members
Jefferies Partners Opportunity Fund II, LLC:


We have audited the accompanying statements of financial condition of Jefferies Partners Opportunity Fund II, LLC (the Fund) as of December 31, 2003 and 2002 and the related statements of earnings, changes in members' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Partners Opportunity Fund II, LLC as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




                                                        KPMG LLP


Los Angeles, California


January 26, 2004, except as to note 8
   of the notes to the financial statements, which is as of February 13, 2004.

                  JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC
                       Statements of Financial Condition

                          December 31, 2003 and 2002




                                                                                          2003                  2002
                                                                                   ---------------       ---------------
                                                 Assets

Cash and cash equivalents                                                          $    59,494,963            51,922,332
Receivable from affiliated brokers and dealers                                           7,726,682             8,674,598
Securities owned                                                                        91,758,964           106,371,906
Other assets                                                                             2,567,342             1,505,781
                                                                                   ---------------       ---------------
                 Total assets                                                      $   161,547,951           168,474,617
                                                                                   ===============       ===============

                                    Liabilities and Members' Equity

Securities sold, not yet purchased                                                 $     2,601,400             1,907,586
Payable to affiliated brokers and dealers                                                9,194,501            16,274,366
Payable to Jefferies & Company, Inc.                                                       639,504               540,078
Accrued expenses and other liabilities                                                     201,740               102,347
                                                                                   ---------------       ---------------
                  Total liabilities                                                     12,637,145            18,824,377
                                                                                   ---------------       ---------------

Members' equity:
     Members' capital, net                                                             126,255,099           126,255,099
     Retained earnings                                                                  22,655,707            23,395,141
                                                                                   ---------------       ---------------
                 Total members' equity                                                 148,910,806           149,650,240
                                                                                   ---------------       ---------------

                 Total liabilities and members' equity                             $   161,547,951           168,474,617
                                                                                   ===============       ===============

                 See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Statements of Earnings

                  Years ended December 31, 2003, 2002, and 2001




                                                                    2003                  2002                  2001
                                                           ----------------      ----------------       ---------------
Revenues:
     Principal transactions (net of direct trading
        expenses)                                          $     17,319,861            17,644,923            33,881,772
     Interest                                                     6,326,007             6,917,318             9,086,866
                                                           ----------------      ----------------       ---------------
                 Total revenues                                  23,645,868            24,562,241            42,968,638
                                                           ----------------      ----------------       ---------------

Expenses:
     General and administrative                                   1,015,358             1,070,544             1,160,728
     Management fee                                               1,061,434             1,046,280               937,384
     Interest                                                       518,539               655,445               388,207
                                                           ----------------      ----------------       ---------------
                 Total expenses                                   2,595,331             2,772,269             2,486,319
                                                           ----------------      ----------------       ---------------
                 Net earnings                              $     21,050,537            21,789,972            40,482,319
                                                           ================      ================       ===============



                See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Statements of Changes in Members' Equity

                  Years ended December 31, 2003, 2002, and 2001




                                                                Members'              Retained             Total members'
                                                              capital, net            earnings                 equity
                                                             --------------         --------------        --------------

Balance, December 31, 2000                                   $  124,275,099            27,098,621           151,373,720

     Capital contributions from members, net                      1,980,000                    --             1,980,000

     Distributions                                                   --               (25,513,451)          (25,513,451)

     Net earnings                                                    --                40,482,319            40,482,319
                                                             --------------         -------------         -------------

Balance, December 31, 2001                                      126,255,099            42,067,489           168,322,588

     Distributions                                                   --               (40,462,320)          (40,462,320)

     Net earnings                                                    --                21,789,972            21,789,972
                                                             --------------         -------------         -------------

Balance, December 31, 2002                                      126,255,099            23,395,141           149,650,240

     Distributions                                                   --               (21,789,971)          (21,789,971)

     Net earnings                                                    --                21,050,537            21,050,537
                                                             --------------         -------------         -------------

Balance, December 31, 2003                                   $  126,255,099            22,655,707           148,910,806
                                                             ==============         =============         =============


                See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                            Statements of Cash Flows

                  Years ended December 31, 2003, 2002, and 2001




                                                                          2003              2002               2001
                                                                     -------------     -------------     --------------

Cash flows from operating activities:
    Net earnings                                                     $  21,050,537        21,789,972         40,482,319
                                                                     -------------     -------------     --------------

    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Amortization of financing costs                                     107,644           107,644            106,463
       Changes in assets and liabilities:
         Decrease in receivable from affiliated brokers and dealers        947,916         3,475,010          8,533,617
         Decrease (increase) in securities owned                        14,612,942        18,702,934        (16,527,734)
         Decrease (increase) in other assets                            (1,169,205)          277,550          1,046,071
         (Decrease) increase in securities sold, not yet purchased         693,814           255,298         (5,112,697)
         (Decrease) increase in payable to affiliated brokers and
            dealers                                                     (7,079,865)       (1,619,104)         7,340,711
         (Decrease) increase in payable to Jefferies &
            Company, Inc.                                                   99,426          (361,781)          (463,730)
         Increase in accrued expenses and other liabilities                 99,393            12,185             25,956
                                                                     -------------     -------------     --------------
                                                                         8,312,065        20,849,736         (5,051,343)
                                                                     -------------     -------------     --------------

               Net cash provided by operating activities                29,362,602        42,639,708         35,430,976
                                                                     -------------     -------------     --------------

Cash flows from financing activities:
    Proceeds from bank loans                                             5,625,000        16,400,000             --
    Repayment of bank loans                                             (5,625,000)      (16,400,000)            --
    Capital contributions from members, net                                 --                --              1,980,000
    Distributions                                                      (21,789,971)      (40,462,320)       (25,513,451)
                                                                     -------------     -------------     --------------

               Net cash used in financing activities                   (21,789,971)      (40,462,320)       (23,533,451)
                                                                     -------------     -------------     --------------

               Net increase in cash and cash equivalents                 7,572,631         2,177,388         11,897,525

Cash and cash equivalents at beginning of year                          51,922,332        49,744,944         37,847,419
                                                                     -------------     -------------     --------------
Cash and cash equivalents at end of year                             $  59,494,963        51,922,332         49,744,944
                                                                     =============     =============     ==============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                           $     441,255           719,280            348,383


                See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                           December 31, 2003 and 2002



 (1)   Summary of Significant Accounting Policies

       Jefferies Partners Opportunity Fund II, LLC (the Fund) is a Delaware limited liability company. The Fund commenced operations on January 19, 2000. The investment objective of the Fund is to generate returns for its members by making, holding, and disposing of a diverse portfolio of primarily below investment grade debt and equity investments. The Fund was established to offer members the opportunity to participate in the trading, investment, and brokerage activities of the High Yield Department of Jefferies & Company, Inc. (Jefferies). The Fund employs a trading and investment strategy substantially similar to that historically employed by Jefferies' High Yield Department. The Fund acquires, actively manages, and trades a diverse portfolio of primarily noninvestment grade investments consisting of the following three asset groups: High Yield Debt, Special Situation Investments, and, to a lesser extent, Bank Loans. The Fund has appointed Jefferies to serve as manager to the Fund (the Manager). The Fund participates in the trading and investment activities of the High Yield Department on a pari passu basis with Jefferies. To permit such participation, the Fund has been registered as a broker-dealer under the Securities Exchange Act of 1934 and with the National Association of Securities Dealers.

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

       (a)    Cash and Cash Equivalents

              Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and generally mature within 90 days. At December 31, 2003 and 2002, such cash equivalents amounted to $57,820,030 and $50,687,097, respectively.

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

       (g)    Commitments

              As of December 31, 2003, the Company had unfunded commitments of $1,435,715 under a revolving credit facility. On January 15, 2004, the Fund sold the revolving credit facility and the remaining unfunded commitments.

       (h)    Use of Estimates

              Management of the Fund has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(2)    Receivable from, and Payable to, Affiliated Brokers and Dealers

       The following is a summary of the major categories of receivable from, and payable to, affiliated brokers and dealers as of December 31, 2003 and 2002:

                                                                                   2003                 2002
                                                                             -----------------    -----------------

                  Receivable from affiliated brokers and dealers:
                      Securities failed to deliver                        $         4,742,178            8,262,962
                      Securities borrowed                                           1,642,040              324,780
                      Other                                                         1,342,464               86,856
                                                                             -----------------    -----------------

                                                                          $         7,726,682            8,674,598
                                                                             =================    =================

                  Payable to affiliated brokers and dealers:
                      Securities failed to receive                        $         9,159,503            8,700,819
                      Other                                                            34,998            7,573,547
                                                                             -----------------    -----------------

                                                                          $         9,194,501           16,274,366
                                                                             =================    =================

       The Fund borrows securities to cover short sales, from which the Fund derives interest revenue. See note 5.

(3)    Securities Owned and Securities Sold, Not Yet Purchased

       The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2003 and 2002:

       At December 31, 2003:

                                                                                                     Securities
                                                                                Securities         sold, not yet
                                                                                  owned              purchased
                                                                             -----------------    -----------------

                  Corporate debt securities                               $        76,461,843            2,601,400
                  Corporate equity securities                                      15,297,121                   --
                                                                             -----------------    -----------------

                                                                          $        91,758,964            2,601,400
                                                                             =================    =================

       At December 31, 2002:

                                                                                                     Securities
                                                                                Securities         sold, not yet
                                                                                  owned              purchased

                                                                             -----------------    -----------------

                  Corporate debt securities                               $        92,563,394            1,907,586
                  Corporate equity securities                                      13,808,512                   --
                                                                             -----------------    -----------------

                                                                          $       106,371,906            1,907,586
                                                                             =================    =================

(4)    Revolving Credit Facility

       In June 2003, the Fund renewed a revolving credit facility agreement to be used in connection with the Fund's investing activities. At December 31, 2003 and 2002, $85,200,000 was available under the terms of the revolving credit facility agreement. The revolving credit facility expires in June 2004, but provides for annual extensions. Advances under this facility bear interest at the lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. For the years ended December 31, 2003, 2002, and 2001, the Fund was charged a liquidity fee of $323,938, $323,937, and $321,290, respectively, a program fee of $159,273, $112,570, and $66,917, respectively, and an administrative fee of $278, $2,360, and $0, respectively, which are included in interest expense. During the years ended December 31, 2003 and 2002, the Fund borrowed, and subsequently repaid, $5,625,000 and $16,400,000, respectively, under the revolving credit facility. For the years ended December 31, 2003, 2002, and 2001, the Fund was charged interest of $15,501, $216,578, and $0, respectively, on balances borrowed under the revolving credit facility. At December 31, 2003 and 2002, there were no outstanding balances under the revolving credit facility.

       The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. At December 31, 2003 and 2002, the net unamortized costs of $331,903 and $439,548, respectively, are included in other assets. For the years ended December 31, 2003, 2002, and 2001, amortization expense of $107,644, $107,644, and $106,463, respectively, is included in general and administrative expenses.

(5)    Related Party Transactions

       At December 31, 2003 and 2002, members' capital included an investment in the Fund by Jefferies of $27,159,268. Additionally, Jefferies, in its capacity as Manager, contributed $1,000 of capital for the right to participate in 20% of the Fund's earnings in excess of an 8% preferred return paid to the members.

       At December 31, 2003 and 2002, receivable from affiliated brokers and dealers included $6,084,642 and $8,349,818, respectively, due from Jefferies and $1,642,040 and $324,780, respectively, due from Helfant Group, Inc., an affiliate of Jefferies.

       For the years ended December 31, 2003, 2002, and 2001, interest income included $2,347, $7,000, and $50,461, respectively, of income received from Helfant Group, Inc. related to stock borrow transactions.

       At December 31, 2003 and 2002, payable to affiliated brokers and dealers included $9,194,501 and $16,274,366, respectively, due to Jefferies.

       At December 31, 2003 and 2002, payable to Jefferies of $639,504 and $540,078, respectively, is for amounts due for direct trading expenses and general and administrative expenses. For the years ended December 31, 2003, 2002, and 2001, direct trading expenses of $5,817,297, $7,143,763, and $9,916,512, respectively, is net against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. For the years ended December 31, 2003, 2002, and 2001, reimbursed expenses of $598,679, $791,839, and $929,905, respectively, are included in general and administrative expenses.

       For the year ended December 31, 2003, the Fund was charged interest of $19,549 by Jefferies related to securities failed to receive. The Fund was not charged interest on securities failed to receive in 2002 and 2001.

       Jefferies, in its capacity as Manager, receives a management fee equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased.

       Placement fees of 1% of capital contributions are paid to Jefferies. For the year ended December 31, 2001, a placement fee of $20,000 was paid. There were no capital contributions during the years ended December 31, 2003 and 2002.

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

       At December 31, 2003, the Fund had net capital of $80,211,549, which was $79,961,549 in excess of required net capital.

(8)    Subsequent Event

       On February 13, 2004, the Fund made a distribution to the Fund members of $21,050,538.

                                EAGLEROCK CAPITAL
                                PARTNERS (QP), LP












================================================================================
                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002

                                EAGLEROCK CAPITAL
                                PARTNERS (QP), LP





================================================================================
                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        CONTENTS

================================================================================
    EAGLEROCK CAPITAL PARTNERS (QP), LP

    INDEPENDENT AUDITORS' REPORT                                              3

    FINANCIAL STATEMENTS:
        Statements of assets and liabilities                                  4
        Statements of operations                                              5
        Statements of changes in partners' capital                            6
        Statements of changes in net assets                                   7
        Summary of business and significant accounting policies             8-9
        Notes to financial statements                                     10-12

    EAGLEROCK MASTER FUND                                                    13

    INDEPENDENT AUDITORS' REPORT                                             14

    FINANCIAL STATEMENTS:
        Statements of assets and liabilities                                 15
        Condensed schedule of investments - December 31, 2003             16-20
        Condensed schedule of investments - December 31, 2002             21-24
        Statements of operations                                             25
        Statements of changes in partners' capital                           26
        Statements of changes in net assets                                  27
        Summary of business and significant accounting policies           28-29
        Notes to financial statements                                     30-32

INDEPENDENT AUDITORS' REPORT


The Partners
EagleRock Capital Partners (QP), LP
New York, New York

We have audited the accompanying statements of assets and liabilities of EagleRock Capital Partners (QP), LP (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and changes in net assets for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Capital Partners
(QP), LP as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital and its changes in net assets for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP


New York, New York
January 16, 2004

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                      STATEMENTS OF ASSETS AND LIABILITIES

================================================================================

 December 31,                                      2003              2002
 ------------------------------------------ ----------------- -----------------
 ASSETS
 Investment in EagleRock Master Fund          $102,776,970       $46,721,895
 LIABILITIES
 Due to EagleRock Master Fund (Note 2)             906,051           321,529
 ------------------------------------------ ----------------- -----------------
 NET ASSETS (PARTNERS' CAPITAL)               $101,870,919       $46,400,366
 ------------------------------------------ ----------------- -----------------

          See accompanying summary of business and significant accounting policies and notes to financial statements.

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                            STATEMENTS OF OPERATIONS

 Year ended December 31,                                      2003                   2002
 ----------------------------------------------------- ------------------- --------------------
 INVESTMENT INCOME (LOSS):
     Equity in net income (loss) from investment
      in EagleRock Master Fund                              $56,055,075          $(4,571,210)
     Interest income                                                  -            2,523,401
     Dividend income                                                  -               35,692
 ----------------------------------------------------- ------------------- --------------------
           TOTAL INVESTMENT INCOME (LOSS)                    56,055,075           (2,012,117)
 ----------------------------------------------------- ------------------- --------------------
 EXPENSES:
     Interest                                                         -            2,030,350
     Management fee (Note 2)                                    584,522              489,495
     Dividends                                                        -               39,571
     Other                                                            -               19,704
 ----------------------------------------------------- ------------------- --------------------
           TOTAL EXPENSES                                       584,522            2,579,120
 ----------------------------------------------------- ------------------- --------------------
           NET INVESTMENT INCOME (LOSS)                      55,470,553           (4,591,237)
 NET REALIZED GAIN ON INVESTMENTS                                     -               19,651
 ----------------------------------------------------- ------------------- --------------------
 NET INCOME (LOSS) (NOTE 1)                                 $55,470,553          $(4,571,586)
 ----------------------------------------------------- ------------------- --------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

 Years ended December 31, 2003 and 2002
 ------------------------------------------ ------------------------- -------------------------- --------------------------
                                                General partner            Limited partner                 Total
 ------------------------------------------ ------------------------- -------------------------- --------------------------
 BALANCE, JANUARY 1, 2002                        $              -      $                  -       $                  -
 Capital contributions                                    971,952                50,000,000                 50,971,952
 Net loss (Note 1):
     Pro rata allocation                                  (86,758)               (4,484,828)                (4,571,586)
 ------------------------------------------ ------------------------- -------------------------- --------------------------
 BALANCE, DECEMBER 31, 2002                               885,194                45,515,172                 46,400,366
 Net income (Note 1):
     Pro rata allocation                                1,074,563                54,395,990                 55,470,553
     Performance allocation                             4,991,114                (4,991,114)                         -
     Profit participation allocation                     (521,806)                  521,806                          -
 ------------------------------------------ ------------------------- -------------------------- --------------------------
 BALANCE, DECEMBER 31, 2003                            $6,429,065               $95,441,854               $101,870,919
 ------------------------------------------ ------------------------- -------------------------- --------------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                       STATEMENTS OF CHANGES IN NET ASSETS


 Year ended December 31,                                                               2003                  2002
 ----------------------------------------------------------------------------- --------------------- ---------------------
 INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
        Net investment income (loss)                                                $  55,470,553          $ (4,591,237)
        Net realized gain on investments                                                        -                19,651
 ----------------------------------------------------------------------------- --------------------- ---------------------
        NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS                55,470,553            (4,571,586)
 CAPITAL TRANSACTIONS:
     Capital contributions                                                                      -            50,971,952
 ----------------------------------------------------------------------------- --------------------- ---------------------
 TOTAL INCREASE                                                                        55,470,553            46,400,366
 NET ASSETS, BEGINNING OF YEAR                                                         46,400,366                     -
 ----------------------------------------------------------------------------- --------------------- ---------------------
 NET ASSETS, END OF YEAR                                                             $101,870,919           $46,400,366
 ----------------------------------------------------------------------------- --------------------- ---------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


             SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

===============================================================================

 BUSINESS                     EagleRock Capital Partners (QP), L.P.
                              ("Partnership") is a Delaware limited partnership organized to invest and trade in securities and other investment vehicles and instruments. On May 1, 2002, the Partnership contributed all of its net assets to a related entity, EagleRock Master Fund, in exchange for a pro rata share of equity in that partnership. The financial statements of EagleRock Master Fund are included elsewhere in this report and should be read with the Partnership's financial statements.


 SIGNIFICANT ACCOUNTING
 POLICIES                     Investment in EagleRock Master Fund

                              The investment in EagleRock Master Fund is accounted for under the equity method, which reflects the Partnership's proportionate interest in the net assets and net income of EagleRock Master Fund. Valuation of the investments held by EagleRock Master Fund is discussed in the notes to the EagleRock Master Fund financial statements included elsewhere in this report. The percentage of EagleRock Master Fund partners' capital owned by the Partnership at December 31, 2003 and 2002 was approximately 91% and 99%, respectively.

                              Investment Transactions

                              The Partnership records all security transactions and related expenses on a trade date basis. Revenues and expenses are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and interest is accrued in the period earned.

                              Income Taxes

                              No income tax provision has been made in the accompanying financial statements since the partners are required to report their respective shares of the Partnership income in their individual income tax returns.

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


             SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

===============================================================================

                              Use of Estimates

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

                              Reclassifications

                              Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                          NOTES TO FINANCIAL STATEMENTS

================================================================================

   1. ALLOCATION OF NET       The net income (loss) for the years ended December
      INCOME (LOSS) AND       31, 2003 and 2002 is allocated to each partner in
      PERFORMANCE             accordance with the ratio of the capital account
      ALLOCATION              of each partner to the total of all capital
                              accounts at the beginning of each fiscal period.

                              At the end of each performance period, 20% of net income in excess of cumulative loss is reallocated to the capital accounts of Mariel Capital Management, LLC ("General Partner") as a performance allocation. The General Partner may, at its discretion, waive or alter this allocation. For the sole limited partner of the Partnership, a separate agreement exists stating that at the end of each performance period, 10% of net income in excess of cumulative loss is reallocated to the capital account of the General Partner. For the year ended December 31, 2003, the performance allocation was $4,991,114. There was no performance allocation for the year ended December 31, 2002.

                              In consideration of the limited partner's contribution, the limited partner is entitled to receive 5% of any performance allocation paid to the General Partner by the Partnership (the "Profit Participation Allocation"). Starting June 1, 2003, the limited partner is entitled to 10% of any performance allocation paid to the General Partner by the Partnership. The General Partner may, at its discretion, increase this fee. For the year ended December 31, 2003, the Profit Participation Allocation was $521,806. There was no profit participation allocation for the year ended December 31, 2002.


   2. DUE TO EAGLEROCK        Management Fees
      MASTER FUND
                              EagleRock Capital Management, LLC ("Investment
                              Manager") serves as the Investment Manager of the Partnership. The Partnership incurs a quarterly fee payable at the beginning of each quarter equal to .375% of the capital account balance of each limited partner as of the close of the preceding quarter. The General Partner may, at its discretion, reduce or eliminate this fee.
                              Management fees are paid by EagleRock Master Fund and are discussed in the notes to EagleRock Master

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                          NOTES TO FINANCIAL STATEMENTS

================================================================================

                              Fund's financial statements included elsewhere in this report. For the sole limited partner of the Partnership, a separate agreement exists stating that the Partnership incur a quarterly fee payable at the beginning of each quarter equal to .25% of the capital account balance of the limited partner as of the close of the preceding quarter. For the year ended December 31, 2002, management fees were $489,495. Due to the inception date of the EagleRock Master Fund being May 1, 2002, only a portion of this amount ($321,529) was payable to the Master Fund. For the year ended December 31, 2003, the Partnership's management fees were $584,522. As of December 31, 2003 an aggregate amount of $906,051 was due to EagleRock Master Fund.


   3. FINANCIAL HIGHLIGHTS    The financial highlights table represents the
                              Partnership's financial performance for the years ended December 31, 2003 and 2002 are as follows:


                            Limited partner                                           2003                     2002
                            ------------------------------------------------ ---------------------- ----------------------
                            Total return before performance fee allocation            119.51%                 (8.97)%
                               and profit participation allocation
                            Performance fee allocation, net of profit
                               participation allocation                                (9.82)                     -
                            ------------------------------------------------ ---------------------- ----------------------
                                      Total return after
                                      performance fee
                                      allocation and profit
                                      participation allocation (a)                    109.69%                 (8.97)%
                            ------------------------------------------------ ---------------------- ----------------------
                            Operating expense ratio (b)                                 1.28%                  1.02%
                            Performance fee allocation, net of profit
                               participation allocation                                 9.82                      -
                            ------------------------------------------------ ---------------------- ----------------------
                                      Total expenses and performance fee               11.10%                  1.02%
                                      allocation, net of profit
                                      participation allocation
                            ------------------------------------------------ ---------------------- ----------------------
                            Net investment income ratio (c)                                -%                 .96%
                            ------------------------------------------------ ---------------------- ----------------------

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                          NOTES TO FINANCIAL STATEMENTS

================================================================================

                              ----------

                              The financial highlights disclosed above are calculated based on the following criteria:

                             (a) Total return is computed based on the change in value during the year of a theoretical investment made at the beginning of the year. The total return is shown net of operating expenses, management fees and the performance fee allocation, net of profit participation allocation.

                                        An individual partner's return may vary
                                        from the above returns based on
                                        participation in hot issues, different
                                        management fee and performance fee
                                        arrangements and the timing of capital
                                        transactions.

                             (b)        The operating expense ratio is
                                        calculated by dividing the total
                                        operating expenses by the net assets of
                                        a theoretical investment made at the
                                        beginning of the year. The operating
                                        expense ratio is based on the expenses
                                        allocated to each limited partner prior
                                        to the effects of any performance fee
                                        allocation, net of profit participation
                                        allocation. For the purpose of this
                                        calculation, expenses do not include
                                        dividend and interest expense.

                                        The expense ratios attributable to an
                                        individual partner's account may vary
                                        based on different management fee and
                                        performance fee arrangements and the
                                        timing of capital transactions.

                             (c) The net investment income ratio is calculated by dividing the net investment income by the net assets of a theoretical investment made at the beginning of year. The net investment income ratio is based on the net investment income allocated to a limited partner prior to the effects of an incentive allocation. The net investment income ratio attributable to an individual partner's account may vary based on timing of capital transactions.

                              EAGLEROCK MASTER FUND












================================================================================
                                                            FINANCIAL STATEMENTS
                                                YEAR ENDED DECEMBER 31, 2003 AND
                            PERIOD FROM MAY 1, 2002 (COMMENCEMENT OF OPERATIONS)
                                                            TO DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT



The Partners
EagleRock Master Fund
New York, New York

We have audited the accompanying statements of assets and liabilities, including the condensed schedule of investments, of EagleRock Master Fund as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and changes in net assets for the year ended December 31, 2003 and the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Master Fund as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital and changes in net assets for the year ended December 31, 2003 and the period from May 1, 2002 (commencement of operations) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


BDO Seidman, LLP


New York, New York
January 16, 2004

                              EAGLEROCK MASTER FUND


                      STATEMENTS OF ASSETS AND LIABILITIES


 December 31,                                                        2003                 2002
 ---------------------------------------------------------- -------------------- --------------------
 ASSETS
 Investments in securities, at fair value
    (cost $247,328,617 and $83,345,632)
     (Notes 1 and 4)                                             $284,340,077          $73,758,789
 Dividends and interest receivable                                  1,003,483            1,126,743
 Due from affiliates (Note 3)                                         954,130              326,552
 Other                                                                 13,805               29,951
 ---------------------------------------------------------- -------------------- --------------------
                                                                  286,311,495           75,242,035
 ---------------------------------------------------------- -------------------- --------------------
 LIABILITIES
 Securities sold, not yet purchased, at fair value
   (proceeds of sales $66,145,693 and
   $16,371,250) (Notes 1 and 4)                                    63,107,264           12,795,316
 Due to broker (Note 1)                                           109,802,714           15,175,071
 Dividends and interest payable                                       795,178              197,030
 ---------------------------------------------------------- -------------------- --------------------
                                                                  173,705,156           28,167,417
 ---------------------------------------------------------- -------------------- --------------------
 NET ASSETS (PARTNERS' CAPITAL)                                  $112,606,339          $47,074,618
 ---------------------------------------------------------- -------------------- --------------------

               See accompanying summary of business and significant accounting policies and notes to financial statements.

                             EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS

 December 31, 2003
 ---------------------------------------------------------------------------------------------------- ---------------------
 Number of shares/face  Description (% of net assets of $112,606,339)                                      Fair value
 ---------------------- ----------------------------------------------------------------------------- ---------------------
                        INVESTMENTS IN SECURITIES:
                            Common stock (161.07%):
                               United States (145.31%):
                                  Building materials (.29%)                                              $       322,784
                                  Business services (13.32%)                                                  15,001,695
                                  Capital equipment (3.09%)                                                    3,479,129
                                  Chemicals (3.47%)                                                            3,902,702
                                  Consumer cyclical (2.37%)                                                    2,666,493
                                  Consumer non-cyclical (6.47%)                                                7,281,674
                                  Electronics (18.03%)                                                        20,307,414
                                  Energy (4.22%)                                                               4,756,272
                                  Financial services (6.86%)                                                   7,725,724
                                  Food packaging (6.42%)                                                       7,224,658
                                  Food processing (19.02%):
        6,839,651                    Darling International (16.77%)                                           18,877,437
                                     Other (2.25%)                                                             2,538,795
                                  Health and death care (7.47%)                                                8,409,119
                                  Index (.34%)                                                                   380,009
                                  Media, entertainment and leisure (13.80%)                                   15,543,613
                                  Mining and metals (4.14%)                                                    4,663,134
                                  Other (.31%)                                                                   348,000
                                  Pharmaceuticals (6.67%)                                                      7,506,548
                                  Telecommunications (5.76%)                                                   6,484,440
                                  Transportation and defense (5.53%)                                           6,228,761
                                  Utilities (2.01%)                                                            2,262,357
                                  Wireless communications (15.74%):
        2,051,730                    Nextwave Telecom (5.83%)                                                  6,565,536
                                     Other (9.91%)                                                            11,156,695
 ---------------------- ----------------------------------------------------------------------------- ---------------------
                                        TOTAL COMMON STOCK - UNITED STATES (COST $138,787,395)               163,632,989
 ---------------------- ----------------------------------------------------------------------------- ---------------------

               See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS


 December 31, 2003
 ------------------------------------------------------------------------------------------------------- --------------------------
 Number of shares/face  Description (% of net assets of $112,606,339)                                           Fair value
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                        INVESTMENTS IN SECURITIES (CONTINUED):
                            Common stock (161.07%) (continued):
                               Bermuda (5.20%):
                                  Pharmaceuticals (1.97%)                                                         $    2,223,916
                                  Telecommunications (3.23%)                                                           3,636,234
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                                        TOTAL COMMON STOCK - BERMUDA (COST $3,670,524)                                 5,860,150
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                               Canada (1.41%):
                                  Electronics (1.25%)                                                                  1,411,154
                                  Mining and metals (.16%)                                                               179,410
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                                        TOTAL COMMON STOCK - CANADA (COST $1,557,864)                                  1,590,564
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                               Norway (7.51%):
                                  Energy (7.51%):
          198,305                    Petroleum Geo Svcs ASA New Sponsored ADR (6.43%)                                  7,238,133
                                     Other (1.08%)                                                                     1,216,494
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                                        TOTAL COMMON STOCK - NORWAY (COST $3,482,011)                                  8,454,627
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                               South Africa (1.63%):
                                     Mining and metals (1.63%)                                                         1,834,504
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                                        TOTAL COMMON STOCK - SOUTH AFRICA (COST $1,586,277)                            1,834,504
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                                        TOTAL COMMON STOCK (COST $149,084,071)                                       181,372,834
 ---------------------- -------------------------------------------------------------------------------- --------------------------
                            Long-term debt securities (81.18%):
                               United States (70.25%):
                                  Building materials(1.97%)                                                            2,220,000
                                  Business services (2.50%)                                                            2,817,900
                                  Chemicals (7.27%)                                                                    8,190,000
                                  Consumer cyclical (.09%)                                                                99,000
                                  Consumer non-cyclical (2.86%)                                                        3,220,000
                                  Electronics (5.00%)                                                                  5,635,000
                                  Financial services (1.89%)                                                           2,123,250
                                  Food packaging (4.13%)                                                               4,650,000
                                  Health and death care (1.88%)                                                        2,115,000
                                  Index (.27%)                                                                           300,000
                                  Media, entertainment and leisure (7.61%)                                             8,566,500
 ---------------------- -------------------------------------------------------------------------------- --------------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS


 December 31, 2003
 ------------------------------------------------------------------------------------------------------------ -------------------
 Number of shares/face  Description (% of net assets of $112,606,339)                                            Fair value
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                        INVESTMENTS IN SECURITIES (CONTINUED): Long-term debt
                            securities (81.18%) (continued):
                               United States (70.25%) (continued):
                                  Mining and metals (15.51%):
        6,815,000                    AK Steel Corp. - 7.75% - 02/15/09 (5.12%)                                       5,764,809
       27,000,000                    WCI Steel - 10% - 12/1/04 (7.19%)                                               8,100,000
                                     Other (3.20%)                                                                   3,602,250
                                  Telecommunications (4.81%)                                                         5,412,786
                                  Transportation and defense (1.83%)                                                 2,056,530
                                  Utilities (12.64%)                                                                14,229,500
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - UNITED STATES (COST $72,625,658)          79,102,525
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                               Canada (.64%):
                                  Transportation and defense (.64%)                                                    720,000
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - CANADA (COST $336,360)                       720,000
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                               England (1.13%):
                                  Telecommunications (.04%)                                                             50,000
                                  Transportation and defense (1.09%)                                                 1,225,000
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - ENGLAND (COST $1,186,428)                  1,275,000
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                               Italy (5.85%):
                                  Consumer non-cyclical (5.85%)                                                      6,585,877
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - ITALY (COST $11,907,247)                   6,585,877
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                               Mexico (1.28%):
                                  Wireless communications (1.28%)                                                    1,445,184
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - MEXICO (COST $1,667,528)                   1,445,184
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                               Norway (2.03%):
                                  Energy (2.03%)                                                                     2,284,866
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - NORWAY (COST $1,285,279)                   2,284,866
 ---------------------- ------------------------------------------------------------------------------------- -------------------
                                        TOTAL LONG-TERM DEBT SECURITIES (COST $89,008,500)                          91,413,452
 ---------------------- ------------------------------------------------------------------------------------- -------------------

 ---------------------- ------------------------------------------------------------------------------------- -------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS


 December 31, 2003

 ------------------------------------------------------------------------------------------------------------ ----------------------
 Number of shares/face  Description (% of net assets of $112,606,339)                                             Fair value
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                        INVESTMENTS IN SECURITIES (CONTINUED):
                            Preferred stock (8.82%):
                               United States (8.82%):
                                  Basic materials (.18%)                                                           $       202,500
                                  Consumer cyclical (2.40%)                                                              2,699,377
                                  Energy (.50%)                                                                            566,352
                                  Food packaging (.98%)                                                                  1,101,692
                                  Media, entertainment and leisure (2.58%)                                               2,901,755
                                  Telecommunications (1.91%)                                                             2,150,449
                                  Utilities (.27%)                                                                         308,966
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                                        TOTAL PREFERRED STOCK (COST $7,521,319)                                          9,931,091
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                            Options purchased (1.44%) (cost $1,714,726):
                               United States  (1.44%)                                                                    1,622,700
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                                        TOTAL INVESTMENTS IN SECURITIES (COST $247,328,617)                           $284,340,077
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                        SECURITIES SOLD, NOT YET PURCHASED:
                            Common stock (20.15%):
                               United States (20.01%):
                                  Building materials (.50%)                                                        $       566,694
                                  Business services (.32%)                                                                 362,540
                                  Consumer cyclical (.80%)                                                                 905,457
                                  Consumer non-cyclical (1.20%)                                                          1,347,921
                                  Electronics (.41%)                                                                       466,711
                                  Energy (.09%)                                                                             98,485
                                  Financial services (1.50%)                                                             1,690,031
                                  Food packaging (1.50%)                                                                 1,686,427
                                  Food processing (.13%)                                                                   151,236
                                  Health and death care (.91%)                                                           1,026,682
                                  Index (5.23%):
           52,740                    Standard and Poors Depository Receipts (5.21%)                                      5,868,907
                                     Other (.02%)                                                                           21,690
                                  Media, entertainment and leisure (1.06%)                                               1,196,503
                                     Mining and metals (.42%)                                                              472,770
                                     Pharmaceuticals (.77%)                                                                870,344
                                     Telecommunications (.19%)                                                             211,950
 ---------------------- ------------------------------------------------------------------------------------- ----------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS


 December 31, 2003

 -------------------------------------------------------------------------------------------------------------- --------------------
 Number of shares/face  Description (% of net assets of $112,606,339)                                              Fair value
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                        SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                            Common stock (20.15%) (continued):
                               United States (20.01%)(continued):
                                  Transportation and defense (1.77%)                                                 $    1,989,252
                                  Utilities (.06%)                                                                           62,224
                                  Wireless communications (3.14%)                                                         3,537,424
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL COMMON STOCK - UNITED STATES (PROCEEDS $22,234,389)                        22,533,248
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                               Canada (.03%):
                                  Electronics (.03%)                                                                         38,458
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL COMMON STOCK - CANADA (PROCEEDS $27,199)                                       38,458
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                Norway (.11%):
                                  Energy (.11%)                                                                             123,078
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL COMMON STOCK - NORWAY (PROCEEDS $519,501)                                     123,078
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL COMMON STOCK (PROCEEDS $22,781,089)                                        22,694,784
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                            Long-term debt securities (35.54%):
                               United States (35.54%):
                                  Business services (1.76%)                                                               1,980,000
                                  Capital equipment (4.56%)                                                               5,139,000
                                  Chemicals (12.96%)                                                                     14,591,230
                                  Consumer non-cyclical (.86%)                                                              970,000
                                  Electronics (1.84%)                                                                     2,075,000
                                  Energy (.43%)                                                                             489,500
                                  Food packaging (5.33%)                                                                  6,005,250
                                  Mining and metals (2.97%)                                                               3,346,000
                                  Transportation and defense (3.41%)                                                      3,845,000
                                  Utilities (1.40%)                                                                       1,580,000
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES (PROCEEDS $42,846,445)                           40,020,980
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                            Options written (.35%) (proceeds $518,159):
                               United States (.35%)                                                                         391,500
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL SECURITIES SOLD, NOT YET PURCHASED (PROCEEDS $66,145,693)               $  63,107,264
 ---------------------- --------------------------------------------------------------------------------------- --------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS


 December 31, 2002
 ------------------------------------------------------------------------------------------------------------ ----------------------
 Number of shares/face  Description (% of net assets of $47,074,618)                                              Fair value
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                        INVESTMENTS IN SECURITIES:
                            Common stock (62.04%):
                               United States (59.85%):
                                  Business services (16.01%):
          197,800                    Strategic Distribution Inc (5.34%)                                              $   2,512,060
          236,450                    Washington Group International Inc. (8.01%)                                         3,771,378
                                     Other (2.55%)                                                                       1,202,101
                                  Chemicals (.13%)                                                                          61,920
                                  Consumer cyclical (1.27%)                                                                597,015
                                  Consumer non-cyclical (3.53%)                                                          1,661,162
                                  Electronics (6.05%)                                                                    2,849,108
                                  Energy (2.93%)                                                                         1,380,482
                                  Financial services (.27%)                                                                126,555
                                  Food packaging (1.38%)                                                                   648,200
                                  Food processing (1.41%)                                                                  664,944
                                  Health and death care (5.81%)                                                          2,737,310
                                  Index (.67%)                                                                             317,628
                                  Media, entertainment and leisure (2.23%)                                               1,041,700
                                  Mining and metals (5.80%)                                                              2,709,226
                                  Pharmaceuticals (2.00%)                                                                  943,056
                                  Telecommunications (3.62%)                                                             1,703,131
                                  Transportation and defense (3.63%)                                                     1,708,121
                                  Utilities (.72%)                                                                         340,670
                                  Wireless communications (2.55%)                                                        1,199,853
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                                        TOTAL COMMON STOCK - UNITED STATES (COST $34,480,768)                           28,175,620
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                               Canada (.93%):
                                  Energy (.93%)                                                                            436,296
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                                        TOTAL COMMON STOCK - CANADA (COST $488,610)                                        436,296
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                               South Africa (1.26%):
                                  Mining and metals (1.26%)                                                                593,300
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                                        TOTAL COMMON STOCK - SOUTH AFRICA (COST $620,370)                                  593,300
 ---------------------- ------------------------------------------------------------------------------------- ----------------------
                                        TOTAL COMMON STOCK (COST $35,589,748)                                           29,205,216
 ---------------------- ------------------------------------------------------------------------------------- ----------------------

 ---------------------- ------------------------------------------------------------------------------------- ----------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS


 December 31, 2002
 -------------------------------------------------------------------------------------------------------------- --------------------
 Number of shares/face  Description (% of net assets of $47,074,618)                                               Fair value
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                        INVESTMENTS IN SECURITIES (CONTINUED):
                            Long-term debt securities (87.58%):
                               United States (83.71%):
                                  Building materials(1.65%)                                                          $      777,600
                                  Consumer non-cyclical (10.01%):
        4,750,000                    Rite Aid Corp 7.125% 1/15/07 (8.41%)                                                 3,960,550
                                     Other (1.60%)                                                                          752,500
                                  Electronics (8.26%):
        4,500,000                    Xerox Capital Trust 8.00% 2/1/27 (5.38%)                                             2,531,250
                                     Other (2.88%)                                                                        1,357,500
                                  Financial services (4.96%):                                                             2,336,400
                                  Food packaging (5.96%):
        4,000,000                    Crown Cork and Seal Inc 8.00% 4/15/23 (5.96%)                                        2,806,800
                                  Media, entertainment and leisure (4.64%)                                                2,184,200
                                  Mining and metals (21.52%):
        7,720,000                    Weirton Steel 10.75% 6/1/05 (11.07%)                                                 5,211,000
        6,067,000                    Weirton Steel 11.375% 7/1/04 (9.73%)                                                 4,580,585
                                     Other (.72%)                                                                           339,875
                                  Telecommunications (13.87%)
        2,712,000                    Qwest Services 14.00% 2/15/14 (6.22%)                                                2,928,960
                                     Other (7.65%)                                                                        3,602,810
                                  Transportation and defense (6.05%)                                                      2,847,030
                                  Utilities (6.77%)                                                                       3,187,850
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - UNITED STATES (COST $43,629,160)               39,404,910
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                               Bermuda (2.54%):
                                  Media, entertainment and leisure (.15%)                                                    68,775
                                  Telecommunications (2.39%)                                                              1,125,250
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - BERMUDA (COST $757,809)                         1,194,025
 ---------------------- --------------------------------------------------------------------------------------- --------------------

 ---------------------- --------------------------------------------------------------------------------------- --------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS

 December 31, 2002
 -------------------------------------------------------------------------------------------------------------- --------------------
 Number of shares/face  Description (% of net assets of $47,074,618)                                                Fair value
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                        INVESTMENTS IN SECURITIES (CONTINUED): Long-term debt
                            securities (87.58%) (continued):
                               England (1.34%):
                                  Telecommunications (.32%)                                                           $     150,000
                                  Transportation and defense (1.02%)                                                        479,063
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - ENGLAND (COST $724,700)                           629,063
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES (COST $45,111,669)                               41,227,998
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                            Preferred stock (4.55%):
                               United States (4.55%):
                                  Consumer cyclical (1.99%)                                                                 936,250
                                  Media, entertainment and leisure (2.45%)                                                1,153,875
                                  Mining and metals (.11%)                                                                   54,000
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL PREFERRED STOCK (COST $1,592,306)                                           2,144,125
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                            Options purchased (2.51%) (cost $1,051,909):
                               United States (2.51%)                                                                      1,181,450
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL INVESTMENTS IN SECURITIES (COST $83,345,632)                              $73,758,789
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                        SECURITIES SOLD, NOT YET PURCHASED:
                            COMMON STOCK (10.49%):
                               United States (10.49%):
                                  Consumer cyclical (1.27%)                                                           $     595,800
                                  Electronics (1.04%)                                                                       491,862
                                  Food packaging (2.04%)                                                                    960,603
                                  Index (.67%)                                                                              317,628
                                  Media, entertainment and leisure (.46%)                                                   216,980
                                  Mining and metals (2.48%)                                                               1,168,790
                                  Transportation and defense (1.45%)                                                        682,240
                                  Utilities (1.07%)                                                                         505,300
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL COMMON STOCK - UNITED STATES (PROCEEDS $4,807,913)                          4,939,203
 ---------------------- --------------------------------------------------------------------------------------- --------------------

 ---------------------- --------------------------------------------------------------------------------------- --------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND

                        CONDENSED SCHEDULE OF INVESTMENTS


 December 31, 2002
 -------------------------------------------------------------------------------------------------------------- --------------------
 Number of shares/face  Description (% of net assets of $47,074,618)                                                Fair value
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                        SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                            LONG-TERM DEBT SECURITIES (16.64%):
                               United States (14.03%):
                                  Consumer cyclical (1.95%)                                                            $    917,500
                                  Energy (2.17%)                                                                          1,020,563
                                  Mining and metals (8.68%)                                                               4,087,600
                                  Transportation and defense (1.23%)                                                        577,500
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - UNITED STATES (PROCEEDS $10,479,996)            6,603,163
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                               Spain (2.61%):
                                  Telecommunications (2.61%)                                                              1,230,000
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES - SPAIN (PROCEEDS $1,020,795)                     1,230,000
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL LONG-TERM DEBT SECURITIES (PROCEEDS $11,500,791)                            7,833,163
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                            OPTIONS WRITTEN (.05%) (PROCEEDS $62,546):
                               United States (.05%)                                                                          22,950
 ---------------------- --------------------------------------------------------------------------------------- --------------------
                                        TOTAL SECURITIES SOLD, NOT YET PURCHASED (PROCEEDS $16,371,250)                 $12,795,316
 ---------------------- --------------------------------------------------------------------------------------- --------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND


                            STATEMENTS OF OPERATIONS

                                                                                                            Period from May 1, 2002
                                                                                                               (commencement of
                                                                                 YEAR ENDED DECEMBER 31,        operations) to
                                                                                          2003                 December 31, 2002
 ------------------------------------------------------------------------------ -------------------------- -------------------------
 INVESTMENT INCOME:
     Interest                                                                              $  4,615,738                $ 3,479,481
     Dividends                                                                                2,119,247                    103,225
 ------------------------------------------------------------------------------ -------------------------- -------------------------
           TOTAL INVESTMENT INCOME                                                            6,734,985                  3,582,706
 ------------------------------------------------------------------------------ -------------------------- -------------------------
 EXPENSES:
     Interest on securities sold, not yet purchased                                           3,806,639                  1,079,424
     Dividends on securities sold, not yet purchased                                            557,251                    124,820
     Other                                                                                      125,723                     50,847
 ------------------------------------------------------------------------------ -------------------------- -------------------------
           TOTAL EXPENSES                                                                     4,489,613                  1,255,091
 ------------------------------------------------------------------------------ -------------------------- -------------------------
           NET INVESTMENT INCOME                                                              2,245,372                  2,327,615
 NET REALIZED GAIN (LOSS) ON INVESTMENTS                                                     10,157,003                   (602,156)
 NET CHANGE IN UNREALIZED GAIN (LOSS) ON INVESTMENTS                                         46,378,281                 (6,328,391)
 ------------------------------------------------------------------------------ -------------------------- -------------------------
 NET INCOME (LOSS) (NOTE 2)                                                                 $58,780,656                $(4,602,932)
 ------------------------------------------------------------------------------ -------------------------- -------------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

 Year ended December 31, 2003 and period from May 1, 2002
     (commencement of operations) to December 31, 2002
 -----------------------------------------------------------------------------------------------------------------------------------
                                                         EagleRock Capital          EagleRock Capital                Total
                                                         Partners QP, L.P.           Partners, L.P.
 ---------------------------------------------------- ------------------------- -------------------------- -------------------------
 BALANCE, MAY 1, 2002                                  $                  -         $                       $                  -
 Capital contributions                                           51,293,105                   966,397                 52,259,502
 Capital withdrawals                                                      -                  (581,952)                  (581,952)
 Net loss (Note 2):
     Pro rata allocation                                         (4,571,210)                  (31,722)                (4,602,932)
 ---------------------------------------------------- ------------------------- -------------------------- -------------------------
 BALANCE, DECEMBER 31, 2002                                      46,721,895                   352,723                 47,074,618
 Capital contributions                                                    -                 6,800,000                  6,800,000
 Capital withdrawals                                                      -                   (48,935)                   (48,935)
 Net income (Note 2):
     Pro rata allocation                                         56,055,075                 2,725,581                 58,780,656
 ---------------------------------------------------- ------------------------- -------------------------- -------------------------
 BALANCE, DECEMBER 31, 2003                                    $102,776,970                $9,829,369               $112,606,339
 ---------------------------------------------------- ------------------------- -------------------------- -------------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND


                       STATEMENTS OF CHANGES IN NET ASSETS

                                                                                                            Period from May 1, 2002
                                                                                                               (commencement of
                                                                                 YEAR ENDED DECEMBER 31,        operations) to
                                                                                          2003                 December 31, 2002
 ------------------------------------------------------------------------------ -------------------------- -------------------------
 INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:
     Net investment income                                                               $    2,245,372               $  2,327,615
     Net realized gain (loss) on investments                                                 10,157,003                   (602,156)
     Net change in unrealized gain (loss) on investments                                     46,378,281                 (6,328,391)
 ------------------------------------------------------------------------------ -------------------------- -------------------------
           NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                              58,780,656                 (4,602,932)
 ------------------------------------------------------------------------------ -------------------------- -------------------------
 CAPITAL TRANSACTIONS:
     Capital contributions                                                                    6,800,000                 52,259,502
     Capital withdrawals                                                                        (48,935)                  (581,952)
 ------------------------------------------------------------------------------ -------------------------- -------------------------
           NET INCREASE IN CAPITAL TRANSACTIONS                                               6,751,065                 51,677,550
 ------------------------------------------------------------------------------ -------------------------- -------------------------
 TOTAL INCREASE                                                                              65,531,721                 47,074,618
 NET ASSETS, BEGINNING OF PERIOD                                                             47,074,618                          -
 ------------------------------------------------------------------------------ -------------------------- -------------------------
 NET ASSETS, END OF PERIOD                                                                 $112,606,339                $47,074,618
 ------------------------------------------------------------------------------ -------------------------- -------------------------

                    See accompanying summary of business and significant accounting policies and notes to financial statements.

                              EAGLEROCK MASTER FUND


             SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

===============================================================================

BUSINESS EagleRock Master Fund ("Partnership") is a Delaware partnership which commenced operations on May 1, 2002. The Partnership invests and trades in securities and other investment vehicles and instruments. The Partnership was formed when two related limited partnerships, EagleRock Capital Partners (QP), LP and EagleRock Capital Partners, LP, contributed their net assets in exchange for a pro rata share of the limited partnership interest based on the net assets contributed at that date.


 SIGNIFICANT ACCOUNTING
 POLICIES                     Investment Transactions

                              The Partnership records all security transactions and related expenses on a trade date basis. Revenues and expenses are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and interest is accrued in the period earned.

                              Investment Valuation

                              Securities and other investments listed or traded on a national securities exchange or on the national market system of NASDAQ are valued at their last sales price on the date of valuation or if there has been no sale on that date, at the mean of the bid and ask prices supplied by market making broker-dealers at the close of business. Securities and other investments for which quotations are not readily available are valued at estimated fair value as determined in good faith by the general partner. The resulting unrealized gains and losses are reflected in the statement of operations.

                              Accounting for Derivative Instruments and Hedging Activities

                              The Partnership recognizes all derivatives as either assets or liabilities in the statement of assets and liabilities and measures those instruments at fair value. Fair values for derivatives traded on a national exchange, principally certain options, are based on quoted market prices.

                              EAGLEROCK MASTER FUND


             SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

===============================================================================

                              The Partnership uses purchased and written option contracts as part of its investment strategy to manage market risk. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Partnership receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. Option contracts are recorded in the statement of assets and liabilities at fair value as discussed above. Gains and losses on option contracts are recorded in the statement of operations in net realized and unrealized gain/loss on securities.

                              Income Taxes

                              No income tax provision has been made in the accompanying financial statements since the partners are required to report their respective shares of the Partnership income in their individual income tax returns.

                              Use of Estimates

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              Reclassifications

                              Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

                              EAGLEROCK MASTER FUND


                          NOTES TO FINANCIAL STATEMENTS

================================================================================

   1.   DUE TO BROKER         The Partnership has an agreement with a brokerage
                              firm to carry its customer account. The broker has custody of the Partnership's securities and, from time to time, cash balances, which may be due from this broker.

                              These securities and/or cash positions serve as collateral for any amounts due to broker as well as collateral for securities sold short or purchased on margin.

                              The Partnership is subject to credit risk if the broker is unable to repay balances due or deliver securities in its custody.


   2. ALLOCATION OF NET
      INCOME (LOSS)           The net income (loss) for the year ended December
                              31, 2003 and period ended December 31, 2002 is allocated to each partner in accordance with the ratio of the capital account of each partner to the total of all capital accounts at the beginning of each fiscal period.


   3. DUE FROM
      AFFILIATES              Management Fees

                              EagleRock Capital Management, LLC ("Investment Manager") serves as the Investment Manager of the Partnership. The Partnership pays a quarterly management fee on behalf of its two limited partnerships. As of December 31, 2003 and 2002, due from limited partnerships were $954,130 and $326,552, respectively.


   4.  FINANCIAL
       INSTRUMENTS WITH
       OFF-BALANCE
       SHEET RISK             The Partnership invests in marketable securities
                              and is exposed to market risks resulting from changes in the fair value of their investments.
                              Derivative financial instruments are used by the Partnership to help manage such market risk.

                              EAGLEROCK MASTER FUND


                          NOTES TO FINANCIAL STATEMENTS

================================================================================

                              Securities sold, not yet purchased by the Partnership, may give rise to off-balance sheet risk. The Partnership may sell a security it does not own in anticipation of a decline in the fair value of that security. When the Partnership sells a security short, it must borrow the security sold short. A gain, limited to the price at which the Partnership sold the security short, or a loss, unlimited in amount, will be recognized upon the termination of a short sale. The Partnership has recorded this obligation in the financial statements at the December 31, 2003 market value of these securities. There is an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price reflected in the statement of assets and liabilities. The amounts reflected in investments in securities owned and securities sold, not yet purchased include $29,528,151 and $2,206,843 of identical securities held both long and short at December 31, 2003 and 2002, respectively.

                              The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations. The aggregate credit exposure related to the derivative financial instruments of the Partnership is equal to the fair value of the contracts with positive fair values as of December 31, 2003.


   5.  FINANCIAL
       HIGHLIGHTS             The financial highlights table represents the
                              Partnership's financial performance for the years ended December 31, 2003 and 2002 are as follows:



         Partner                                  2003              2002
         ---------------------------------- ----------------- -----------------
         Total return (a)                       120.81%            (9.54)%
         ---------------------------------- ----------------- -----------------
         Operating expense ratio (b)              3.05%              .73%
         ---------------------------------- ----------------- -----------------
         Net investment income ratio (c)          7.66%             4.60%
         ---------------------------------- ----------------- -----------------

                              EAGLEROCK MASTER FUND


                          NOTES TO FINANCIAL STATEMENTS

================================================================================

                                -----------------

                    The financial highlights disclosed above are calculated based on the following criteria:

          (a) Total return is computed based on the change in value during the year of a theoretical investment made at the beginning of the year. The total return is shown net of operating expenses. There is no performance fee allocated to the Partnership.

                    An individual partner's return may vary from the above returns based on participation in hot issues, different fee arrangements and the timing of capital transactions.

          (b) The operating expense ratio is calculated by dividing the total operating expenses by the net assets of a theoretical investment made at the beginning of the year. The operating expense ratio is based on the expenses allocated to each limited partner. For the purpose of this calculation, expenses do not include dividend and interest expense on securities sold, not yet purchased.

                    The expense ratios attributable to an individual partner's account may vary based on different fee arrangements and the timing of capital transactions.

          (c) The net investment income ratio is calculated by dividing the net investment income by the net assets of a theoretical investment made at the beginning of year. The net investment income ratio is based on the net investment income allocated to a limited partner. The net investment income ratio attributable to an individual partner's account may vary based on timing of capital transactions.


   6. SUBSEQUENT    From January 1, 2004 through January 16, 2004, there were
      CAPITAL       approximately $205,000 in capital contributions. There were
      TRANSACTIONS  no capital withdrawals.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholder of WilTel Communications Group, Inc.

     We have audited the accompanying consolidated balance sheets of WilTel Communications Group, Inc. as of November 5, 2003 and December 31, 2002 (Successor Company), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from January 1, 2003 to November 5, 2003 (Successor Company), the period from November 1, 2002 to December 31, 2002 (Successor Company), the period from January 1, 2002 to October 31, 2002 and year ended December 31, 2001 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WilTel Communications Group, Inc. at November 5, 2003 and December 31, 2002 (Successor Company), and the consolidated results of its operations and its cash flows for the period from January 1, 2003 to November 5, 2003 (Successor Company), the period from November 1, 2002 to December 31, 2002 (Successor Company), the period from January 1, 2002 to October 31, 2002 and year ended December 31, 2001 (Predecessor Company), in conformity with accounting principles generally accepted in the United States.

                                       Ernst & Young LLP

Tulsa, Oklahoma
February 20, 2004

                                            WILTEL COMMUNICATIONS GROUP, INC.

                                               CONSOLIDATED BALANCE SHEETS

                                                                                     Successor Company
                                                                             ------------------------------------
                                                                                As of                  As of
                                                                              November 5,           December 31,
                                                                                2003                   2002
                                                                             ------------          ---------------
                                                                                       (In thousands)
Assets
Current assets:
  Cash and cash equivalents.............................................. ..$     208,286          $     291,288
  Receivables less allowance of $5,036,000 ($610,000 in 2002)...............      235,950                180,768
  Notes receivable..........................................................          425                 55,114
  Prepaid assets and other..................................................       62,239                 25,525
                                                                            -------------          -------------
Total current assets........................................................      506,900                552,695
Property, plant and equipment, net..........................................    1,236,743              1,460,010
Other assets and deferred charges..........................................        51,919                 49,568
                                                                            -------------          -------------
Total assets............................................................... $   1,795,562          $   2,062,273
                                                                            =============          =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.......................................................... $    183,313          $     184,759
  Deferred revenue..........................................................       47,858                 61,312
  Accrued liabilities.......................................................      187,756                235,782
  Long-term debt due within one year........................................        4,021                 51,503
                                                                             ------------          -------------
Total current liabilities...................................................      422,948                533,356
Long-term debt..............................................................      502,746                517,986
Long-term deferred revenue.................................................       154,498                178,978
Other liabilities...........................................................      135,824                136,932
Minority interest in consolidated subsidiary................................          --                   5,290
Contingent liabilities and commitments
Stockholders' equity:
  WilTel common stock, $0.01 par value, 200 million shares
    authorized, 50 million shares outstanding in 2003 and 2002..............          500                    500
  Capital in excess of par value............................................      749,500                749,500
  Accumulated deficit.......................................................     (169,795)               (61,049)
  Accumulated other comprehensive income (loss).............................         (659)                   780
                                                                             ------------          -------------
Total stockholders' equity..................................................      579,546                689,731
                                                                             ------------          -------------
Total liabilities and stockholders' equity.................................  $  1,795,562          $   2,062,273
                                                                             ============          =============




                                                 See accompanying notes.


                                            WILTEL COMMUNICATIONS GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Successor Company                Predecessor Company
                                                            -------------------------------   --------------------------------
                                                              Period from
                                                               January 1,     Two Months        Ten Months         Year
                                                              2003 through      Ended             Ended            Ended
                                                               November 5,     December 31,      October 31,     December 31,
                                                                   2003           2002             2002             2001
                                                              ------------    -----------       ------------     ------------
                                                                        (In thousands, except per share amounts)

Revenues ...................................................$    1,111,415    $    191,656    $   1,000,007    $   1,185,521
Operating expenses:
  Cost of sales ............................................       901,293         171,605          862,405        1,029,455
  Selling, general and administrative.......................       145,580          27,712          179,321          285,771
  Provision for doubtful accounts...........................         4,199             787           20,118           26,020
  Depreciation and amortization.............................       208,480          44,294          460,989          467,118
   Asset impairments and restructuring charges..............            --           8,572           28,483        2,979,925
   Other expense (income), net..............................        (1,298)         (6,242)          19,182          (58,402)
                                                            --------------    ------------    -------------    -------------
     Total operating expenses...............................     1,258,254         246,728        1,570,498        4,729,887
                                                            --------------    ------------    -------------    -------------
Loss from operations .......................................      (146,839)        (55,072)        (570,491)      (3,544,366)
Interest accrued............................................       (34,708)         (7,221)        (199,202)        (525,850)
Interest capitalized........................................           --              --             3,600            71,126
Investing income (loss):
  Interest and other .......................................         4,010             511           20,327           47,829
  Equity losses ............................................            --              --           (2,710)         (35,522)
  Income (loss) from investments............................            --              --            1,575          (95,722)
Minority interest in loss of consolidated subsidiary........         2,378             802           12,530           25,533
Gain on the purchase of long-term debt......................            --              --               --          296,896
Gain on sale of consolidated subsidiary.....................        21,089              --               --               --
Other income (loss), net....................................        45,347              (66)            564             (160)
Reorganization items, net...................................            --              --        2,066,032               --
                                                            --------------    ------------    -------------    -------------
Income (loss) before income taxes...........................      (108,723)        (61,046)       1,332,225       (3,760,236)
Benefit (provision) from income taxes.......................           (23)             (3)          (1,030)         (50,121)
                                                            --------------    ------------    -------------    -------------
Income (loss) before cumulative effect of change in
  accounting principle......................................     (108,746)        (61,049)        1,331,195       (3,810,357)
Cumulative effect of change in accounting principle.........            --              --           (8,667)              --
                                                            --------------    ------------    -------------    -------------
Net income (loss)...........................................     (108,746)        (61,049)        1,322,528       (3,810,357)
Preferred stock dividends and amortization of preferred
  stock issuance costs......................................            --              --           (5,473)         (17,568)
                                                            --------------    ------------    -------------    -------------
Net income (loss) attributable to common stockholders...... $     (108,746)   $    (61,049)   $   1,317,055    $  (3,827,925)
                                                            ==============    ============    =============    =============
Basic and diluted earnings (loss) per share:
  Income (loss) before cumulative effect of change in
     accounting principle attributable to common
     stockholders......................................... .$       (2.17)    $      (1.22)   $        2.66    $       (7.86)
  Cumulative effect of change in accounting principle.......           --              --              (.01)            --
                                                            --------------    ------------    -------------    ------------
  Net income (loss) attributable to common stockholders...  $        (2.17)   $      (1.22)   $        2.65    $       (7.86)
                                                            ==============    ============    =============    ============
  Weighted average shares outstanding.......................        50,000          50,000          497,621          487,048


                                                 See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Accumulated
                                                                   Capital in                        Other
                                                         Common      Excess of     Accumulated     Comprehensive
                                                         Stock      Par Value       Deficit       Income (Loss)       Total
                                                         -----      ---------       -------       -------------       -----
                                                                                  (In thousands)

Predecessor Company:
Balance, December 31, 2000...........................  $  4,636   $ 2,659,136   $ (1,494,549)      $    44,049   $ 1,213,272
  Net loss...........................................        --            --     (3,810,357)              --     (3,810,357)
  Other comprehensive income (loss):
   Net unrealized depreciation of marketable
    equity securities, net of reclassification
    adjustment for net losses realized in net loss.          --            --             --           (83,012)      (83,012)
   Foreign currency translation adjustments, net             --            --             --
    of reclassification adjustment for losses
    realized in net loss................................                                                27,452        27,452
                                                                                                                  ----------
  Comprehensive loss....................................                                                          (3,865,917)
  Agreement with The Williams Companies, Inc. (see
    Note 13)............................................    243     1,201,660             --               --      1,201,903
  Stock award transactions..............................      4         5,367             --               --          5,371
  Preferred stock dividends and amortization of
   preferred stock issuance costs.......................     --       (17,568)            --               --        (17,568)
  Common stock issued to pay preferred stock
    dividends..........................................     27        13,830              --               --         13,857
Other..................................................      --            40             --               --             40
                                                       --------   -----------     ----------       -----------   ----------
Balance, December 31, 2001.............................   4,910     3,862,465     (5,304,906)          (11,511)   (1,449,042)
  Net income...........................................      --            --      1,322,528               --      1,322,528
  Other comprehensive income (loss):
   Net unrealized depreciation of marketable
    equity securities, net of reclassification
    adjustment for gains realized in net income....          --            --             --            (7,401)       (7,401)
   Foreign currency translation adjustments............      --            --             --             2,440         2,440
                                                                                                                   ---------
  Comprehensive income.................................                                                            1,317,567
  Agreement with The Williams Companies, Inc. (see
    Note 13)...........................................      --        42,937             --               --         42,937
  Stock award transactions.............................       3         5,953             --               --          5,956
  Preferred stock dividends and amortization of
   preferred stock issuance costs.......................     --        (5,473)            --               --         (5,473)
  Common stock issued to pay preferred stock
    dividends..........................................      19         4,142             --               --          4,161
  Preferred stock converted to common stock............      29        83,865             --               --         83,894
  Reorganization adjustments..........................   (4,961)   (3,993,889)      3,982,378           16,472            --
                                                       --------   -----------     ----------       -----------   -----------
Balance, October 31, 2002..............................      --            --             --               --            --
Successor Company:
  Issuance of WilTel common stock......................     500       749,500             --               --       750,000
  Net loss.............................................      --            --        (61,049)              --       (61,049)
  Other comprehensive income (loss):
   Foreign currency translation adjustments............      --            --             --               780           780
                                                                                                                 -----------
  Comprehensive loss...................................      --            --             --               --        (60,269)
                                                       --------   -----------     ----------       -----------   -----------
Balance, December 31, 2002.............................     500       749,500        (61,049)              780       689,731
  Net loss.............................................      --            --       (108,746)              --       (108,746)
  Other comprehensive loss:
   Foreign currency translation adjustments............      --            --             --              (781)         (781)
   Minimum pension liability adjustment................      --            --             --              (658)         (658)
                                                                                                                 -----------
   Comprehensive loss...................................     --            --             --               --      (110,185)
                                                       --------   -----------     ----------       -----------   -----------
Balance, November 5, 2003............................  $    500   $   749,500     $ (169,795)      $      (659)  $   579,546
                                                       ========   ===========     ==========       ===========   ===========

                                                 See accompanying notes.

                                            WILTEL COMMUNICATIONS GROUP, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Successor Company             Predecessor Company
                                                                   ------------------------------  -------------------------
                                                                  Period from
                                                                  January 1,       Two Months       Ten Months     Year
                                                                 2003 through         Ended           Ended        Ended
                                                                  November 5,       December 31,    October 31,  December 31,
                                                                     2003            2002             2002          2001
                                                                     ----            ----             ----          ----
                                                                                       (In thousands)

Operating activities
Net income (loss)..............................................    $ (108,746)   $     (61,049)   $1,322,528    $ (3,810,357)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Cumulative effect of change in accounting principle..............        --               --         8,667              --
  Depreciation and amortization ...................................   208,480           44,294       460,989         467,118
  Provision from deferred income taxes.............................        --               --         1,005          50,057
  Non-cash asset impairments and restructuring items...............        --               --            --       2,957,004
  Non-cash reorganization items:
     Gain on the discharge of liabilities..........................        --               --    (4,339,342)             --
     Fresh start valuation of assets and liabilities...............        --               --     2,154,464              --
     Write-off of deferred financing costs and debt discounts......        --               --       102,446              --
     Gain on forgiveness of interest...............................        --               --       (65,649)             --
  Provision for loss on investments................................        --               --            --         204,887
  Provision for doubtful accounts..................................     4,199              787        20,118          26,020
  Equity losses....................................................        --               --         2,710          35,522
  Gain on sales of property and other assets.......................    (1,502)              --        (2,731)        (45,519)
  Gain on sales of investments.....................................        --               --          (666)       (109,243)
  Gain on the purchase of long-term debt...........................        --               --            --        (296,896)
  Minority interest in loss of consolidated subsidiary.............    (2,378)            (802)      (12,530)        (25,533)
  Gain on sale of consolidated subsidiary..........................   (21,089)              --            --              --
  Cash provided by (used in) changes in:
    Receivables....................................................   (39,003)           9,001       204,344        (174,213)
    Prepaid and other current assets...............................   (37,686)          26,607       (30,489)         (9,389)
    Accounts payable...............................................    16,766           18,091       (48,719)        (63,200)
    Current deferred revenue.......................................    (7,339)          (9,536)       16,595         (15,634)
    Accrued liabilities............................................   (26,288)         (33,385)      103,297          88,442
    Long-term deferred revenue.....................................   (25,453)          (2,986)      (17,747)        190,001
    Other..........................................................    (1,967)          (3,181)       (1,654)         14,228
                                                                   ----------    -------------    ----------    ------------
Net cash used in operating activities..............................   (42,006)         (12,159)     (122,364)       (516,705)
Financing activities
Proceeds from long-term debt.......................................        --               --        12,586       2,487,683
Payments on and purchase of long-term debt.........................   (20,098)          (3,900)     (633,180)       (570,989)
Investment by Leucadia National Corporation........................        --          150,000            --              --
Proceeds from issuance of common stock, net of expenses............        --               --         9,452          18,904
Debt issue costs...................................................        --               --          (531)        (42,743)
Preferred stock dividends paid.....................................        --               --        (4,161)        (18,076)
Contribution to subsidiary from minority interest shareholders.....        --               --            --          31,694
                                                                   ----------    -------------    ----------    ------------
Net cash provided by (used in) financing activities................   (20,098)         146,100      (615,834)      1,906,473



                        WILTEL COMMUNICATIONS GROUP, INC.



                                                                          Successor Company             Predecessor Company
                                                                   ------------------------------  -------------------------
                                                                  Period from
                                                                  January 1,       Two Months       Ten Months     Year
                                                                 2003 through         Ended           Ended        Ended
                                                                  November 5,       December 31,    October 31,  December 31,
                                                                     2003            2002             2002          2001
                                                                     ----            ----             ----          ----
                                                                                       (In thousands)
Investing activities
Property, plant and equipment:
  Capital expenditures.............................................   (47,530)         (6,434)       (76,903)     (1,389,294)
  Proceeds from net tax refunds, settlements and sales.............    32,671           1,130         48,473         165,625
  Changes in accrued liabilities...................................   (12,533)         (5,585)       (82,484)       (138,498)
Proceeds from sale of consolidated subsidiary......................    19,575              --             --              --
Restricted investments.............................................   (13,081)             --             --              --
Purchase of investments............................................        --              --       (220,209)     (2,479,988)
Proceeds from sales of investments.................................        --             630      1,121,796       2,157,029
Acquisition of businesses (primarily property, plant and
   equipment)......................................................        --              --             --         (38,687)
Other..............................................................        --              --           (907)          3,455
                                                                   ----------       ---------      ---------     -----------
Net cash provided by (used in) investing activities................   (20,898)        (10,259)       789,766      (1,720,358)
Discontinued operations
Net cash provided by operating activities..........................        --              --             --          17,719
Net cash provided by investing activities..........................        --              --             --         215,021
                                                                   ----------       ---------      ---------     -----------
Net cash provided by discontinued operations.......................        --              --             --         232,740
                                                                   ----------       ---------      ---------     -----------

Increase (decrease) in cash and cash equivalents...................   (83,002)        123,682         51,568         (97,850)
Cash and cash equivalents at beginning of period...................   291,288         167,606        116,038         213,888
                                                                   ----------       ---------      ---------     -----------
Cash and cash equivalents at end of period........................ $  208,286       $ 291,288      $ 167,606     $   116,038
                                                                   ==========       =========      =========     ===========

                                                 See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Leucadia Exchange Offer -- Basis of Presentation -- Summary of Significant Accounting Policies

     Leucadia Exchange Offer

     Effective November 6, 2003, WilTel Communications Group, Inc. ("WilTel") and Leucadia National Corporation ("Leucadia") consummated an exchange offer and a merger agreement pursuant to which all WilTel stockholders received 0.4242 of a Leucadia common share for each share of WilTel common stock. Leucadia issued 11,156,460 of its common shares in exchange for all of the WilTel common shares that it did not previously own. Upon completion of the back-end merger, WilTel ceased to be a public company and is consolidated by Leucadia effective November 6, 2003.

     The merger agreement also provided that WilTel stockholders receive contingent sale rights, which entitle WilTel stockholders to additional Leucadia common shares if Leucadia sells substantially all of WilTel's assets or outstanding shares of capital stock prior to October 15, 2004, or consummates such a sale at a later date if the sale agreement was entered into prior to August 21, 2004, and in either case, the net proceeds exceed the valuation ascribed to WilTel's equity in the merger transaction.

     Basis of Presentation

     2003 Presentation

     The financial statements presented for 2003 are as of and for the period from January 1, 2003 through November 5, 2003, which represents the financial position and results of operations and cash flows prior to the acquisition by Leucadia.

     Emergence from the Chapter 11 Proceedings in October 2002

     On April 22, 2002, Williams Communications Group, Inc. ("WCG") and CG Austria, Inc. (collectively, the "Debtors") filed petitions for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On September 30, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors (the "Plan"), effective on October 15, 2002 (the "Effective Date"). Pursuant to the Plan and the confirmation order, WilTel Communications Group, Inc. ("WilTel" and, together with its direct and indirect subsidiaries, the "Company") emerged on October 15, 2002 as the successor to WCG.

     WCG was a non-operating holding company whose principal asset was 100% of the membership interest in Williams Communications, LLC ("WCL"), which changed its name to WilTel Communications, LLC in January 2003. In connection with the consummation of the Plan (as described in Note 19), WCG transferred substantially all of its assets to WilTel on October 15, 2002. WCL is an operating company, which owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally, to provide Internet, data, voice and video services. Information on WilTel's operations by segment and geographic area is included in Note 2. In addition, WCL is the direct or indirect parent of all the remaining subsidiaries of the Company, including CG Austria, Inc., a non-operating holding company with direct and indirect interest in certain foreign subsidiaries of the Company. WCL was not included in the chapter 11 proceedings.

     The Company became subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," upon commencement of the chapter 11 proceedings. SOP 90-7 required that revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the Company be reported separately as reorganization items in the consolidated statement of operations. Interest expense on liabilities subject to compromise and preferred stock dividends ceased to accrue upon commencement of the chapter 11 proceedings.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company emerged from the chapter 11 proceedings in October 2002 and implemented fresh start accounting under the provisions of SOP 90-7 effective October 31, 2002 to coincide with its normal monthly financial closing cycle. Under SOP 90-7, the net reorganization value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated and new equity was issued according to the Plan. The Company recorded a $2.2 billion reorganization charge to adjust the historical carrying value of its assets and liabilities to fair value reflecting the allocation of the Company's reorganization value of approximately $1.3 billion. The Company also recorded a $4.3 billion gain on the discharge of debt pursuant to the Plan. In addition, changes in accounting principles that would be required in the financial statements within twelve months following emergence from the chapter 11 proceedings were adopted in the Company's fresh start financial statements. See
Note 20 for a presentation of the impact of implementing fresh start accounting on WCG's consolidated balance sheet as of October 31, 2002.

     The Company's emergence from the chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2002. Accordingly, the Company's consolidated financial statements for periods prior to November 1, 2002 are not comparable to consolidated financial statements presented on or subsequent to October 31, 2002. For periods prior to November 1, 2002, the financial results have been separately presented under the label "Predecessor Company" and for periods subsequent to October 31, 2002 the financial results have been separately presented under the label "Successor Company" as required by SOP 90-7. The Predecessor Company is also referred to as "WCG" and the Successor Company is also referred to as "WilTel".

     Prior to April 2001, The Williams Companies, Inc. ("TWC") owned 100% of WCG's outstanding Class B common stock which gave TWC approximately 98% of the voting power of WCG. In March 2001, TWC's Board of Directors approved a tax-free spin-off of WCG to TWC's shareholders. On April 23, 2001, TWC distributed approximately 95% of the WCG common stock it owned to holders of TWC common shares on a pro rata basis (see Note 13).

Summary of Significant Accounting Policies

Use of Estimates

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

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the Company also consolidated a subsidiary that it controlled but owned less than 50% of the voting common stock, until it was sold in 2003 (see Note 5).

Revenue Recognition

Network
-------

     Capacity, transmission, video services and other telecommunications services revenues are recognized monthly as the services are provided or revenues are earned. If at the time services are rendered collection is not reasonably assured either due to credit risk, the potential for billing disputes, or other reasons, revenue is not recognized until such contingencies

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are resolved. Amounts billed in advance of the service month are recorded as deferred revenue. Payments received for the installation of conduit under joint build construction contracts are generally recorded as a recovery of the applicable construction costs. Revenues under multiple element contracts are recognized based on the respective fair values of each individual element within the multiple element contract. Revenues from conduit and duct sales are recognized at time of delivery and acceptance and when all significant contractual obligations have been satisfied and collection is reasonably assured.

     Grants of indefeasible rights of use, or IRUs, of constructed but unlit fiber, or dark fiber, in exchange for cash, are accounted for as operating leases, since the Company's IRUs generally do not transfer title to the fibers under lease to the lessee. If title is transferred to the lessee, the transaction would be accounted for as a sales-type lease.

     Cost of sales includes operating and maintenance costs, leased capacity, right-of-way costs, access charges, other third party circuit costs, satellite transponder lease costs, and package delivery costs and blank tape media costs related to ads distribution services. Operating and maintenance costs include the costs of network management functions and personnel that provide network fault indication, performance information, data and diagnosis functions, field operations, network planning and engineering as well as the cost of contract maintenance. WilTel does not defer installation costs.

     The Company has entered into transactions such as buying, selling, swapping and/or exchanging capacity, conduit and fiber to complete and compliment its network. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition while certain transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement. If the exchange is not essentially the culmination of an earning process, accounting for an exchange of a nonmonetary asset is based on the recorded amount of the nonmonetary asset relinquished, and therefore no revenue and cost is recorded in accordance with Accounting Principles Board ("APB") Opinion No. 29. Examples of transactions cited by APB Opinion No. 29 that are not the culmination of the earnings process include exchange of productive assets for similar productive assets or for an equivalent interest in similar productive assets.

     Revenues that have been deferred for long-term service contracts are amortized using the straight-line method over the life of the related contract. The Company classifies as current the amount of deferred revenue that will be recognized into revenue over the next twelve months.

     Revenues that have been deferred for long-term service contracts that are subsequently terminated or included as part of an overall settlement agreement have been recognized in other operating income for periods prior to November 1, 2002 and other income for periods subsequent to October 31, 2002.

Vyvx
----

     Transmission and video services revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred revenue.

Provision for Doubtful Accounts

     A provision for doubtful accounts is recorded when the collectibility of a specific customer's receivable balance becomes at risk due to a deterioration in the customer's financial condition or evidence that recovery of the past due receivable balance is unlikely. In addition, the Company maintains a general reserve based on past collection history. An accounts receivable balance is written-off against the allowance for doubtful accounts when reasonable collection efforts have been exhausted and the balance is deemed worthless.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities that are readily convertible to known amounts of cash and so near maturity that it presents insignificant risk of changes in value because of changes in interest rates.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over estimated useful lives with the exception of assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. In accordance with fresh start accounting, the book value of property, plant and equipment was adjusted to its fair value and the Company also established new useful lives.

Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

     For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

Income Taxes

     Prior to the spin-off of WCG from TWC in April 2001, WCG's operations were included in TWC's consolidated federal income tax return. A tax sharing agreement existed between WCG and TWC to allocate and settle among themselves the consolidated federal income tax liability. Deferred income taxes were allocated from TWC using the liability method and were provided on all temporary differences between the financial basis and allocated tax basis of WCG's assets and liabilities. Valuation allowances were established to reduce deferred tax assets to an amount that was more likely than not be realized.

     Effective with the spin-off of WCG from TWC in April 2001, the existing tax sharing agreement with TWC was amended to address pre spin-off tax attributes. Under the amendment, TWC retained all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public offering. In the event of any final determination with respect to a WCG tax attribute that arose from the time of WCG's initial public offering to the date of the spin-off of WCG from TWC, WCG would pay TWC for any determination resulting in a detriment as compared to previous amounts filed and TWC would pay WCG for any determination resulting in favorable tax consequences as compared to amounts filed. Tax attributes of WCG arising subsequent to the spin-off date are rights and obligations of WCG. The tax sharing agreement was further amended in July 2002 by the Tax Cooperation Agreement, which provides that upon emergence from bankruptcy WCG has no responsibility for indemnification of TWC for pre-spinoff tax items.

Earnings (Loss) Per Share

     The Company's basic earnings (loss) per share is based on the sum of the average number of common shares outstanding and deferred shares, if any. Diluted earnings (loss) per share includes any dilutive effect of stock options and convertible preferred stock. For WCG, diluted earnings (loss) per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive. Stock options and convertible preferred stock of 7.6 million shares and 10.6 million shares for the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively, have been excluded from the computation of diluted earnings (loss) per common share. For WilTel, the basic and diluted earnings (loss) per share is the same as it does not have any dilutive securities outstanding.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

     Prior to emergence from bankruptcy, the Company's employee stock-based awards were accounted for under the provisions of APB Opinion No. 25 and related interpretations. The Company's fixed plan common stock options generally did not result in compensation expense because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant. As of November 5, 2003 and December 31, 2002, WilTel did not have any stock-based awards outstanding.

Foreign Currency Translation

     The functional currency of the Company is the U.S. dollar. Generally, the functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the statement of operations.

Recently Issued Accounting Standards

     In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"), which is effective for financial statements with fiscal years ending after December 15, 2003. The Company has adopted SFAS 132R, which requires additional disclosures to those required in the original Statement 132.

2. Segment Disclosures

    The Company's reportable segments are Network and Vyvx.

     Network owns or leases and operates a nationwide inter-city fiber-optic network. Network has also built a fiber-optic network within certain cities in the U.S. and has the ability to connect to networks outside the U.S., including Asia, Australia, Canada, Europe, Guam, Mexico and New Zealand. Network provides Internet, data, voice and video services to companies that use high-capacity and high-speed telecommunications in their businesses. Network sells its products to the wholesale carrier and enterprise market segments, and many of its most significant customers provide retail telecommunications services to consumers and business enterprises. Network also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Network also provides space and power to collocation customers at network centers and a variety of professional and managed services to customers including network design and construction, network management and network monitoring or surveillance.

     Vyvx transmits audio and video programming for its customers over Network's fiber-optic network and via satellite. Vyvx transmits live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. In addition, Vyvx provides an integrated satellite and fiber-optic network based service to transmit live content from remote locations to its customers. Vyvx also distributes advertising spots and syndicated programming to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content owners and right holders.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Other includes certain corporate assets not attributable to a specific segment such as cash and cash equivalents.

     The Company evaluates performance based upon segment profit (loss) from operations, which represents earnings before interest, income taxes, depreciation and amortization and other unusual or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. Segment loss from operations for 2001 also excludes lease costs attributable to an operating lease covering a portion of the Company's fiber-optic network ("operating lease costs"). A reconciliation of segment loss from operations to loss from operations is provided below. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties. The following tables present certain financial information concerning the Company's reportable segments.

    Successor Company:

                                                       Network        Vyvx      Eliminations       Total
                                                       -------        ----      ------------       -----
                                                                        (In thousands)
       Period from January 1, 2003 through
          November 5, 2003
       Revenues:
          Capacity and other........................$ 1,005,175   $   106,240   $        --    $ 1,111,415
          Intercompany..............................     21,885                     (21,885)            --
                                                    -----------   -----------   -----------    -----------
      Total segment revenues.......................$ 1,027,060   $   106,240    $   (21,885)    $ 1,111,415
                                                    ===========   ===========   ===========    ===========

       Costs of sales:
          Capacity and other........................    856,110        45,183            --        901,293
          Intercompany..............................        --         21,885       (21,885)            --
                                                    -----------   -----------   -----------    -----------
       Total cost of sales..........................$   856,110   $    67,068   $   (21,885)   $   901,293
                                                    ===========   ===========   ===========    ===========

       Segment profit:
          Income (loss) from operations.............$  (150,710)  $     3,871   $        --    $  (146,839)
          Adjustments to reconcile income (loss)
             from operations to segment profit:
             Depreciation and amortization..........    196,230        12,250            --        208,480
                                                    -----------   -----------   -----------    -----------
       Segment profit...............................$    45,520   $    16,121   $        --    $    61,641
                                                    ===========   ===========   ===========    ===========
       Additions to long-lived assets...............$    45,772   $     1,758   $        --    $    47,530


                                                       Network        Vyvx      Eliminations       Total
                                                       -------        ----      ------------       -----
                                                                        (In thousands)
         Two Months Ended December 31, 2002
       Revenues:
          Capacity and other........................$   168,615   $    23,041   $        --    $   191,656
          Intercompany..............................      5,052            20        (5,072)            --
                                                    -----------   -----------   -----------    -----------
       Total segment revenues.......................$   173,667   $    23,061   $    (5,072)   $   191,656
                                                    ===========   ===========   ===========    ===========

       Costs of sales:
          Capacity and other........................$   159,705   $    11,900   $        --    $   171,605
          Intercompany..............................         20         5,052        (5,072)            --
                                                    -----------   -----------   -----------    -----------
       Total cost of sales..........................$   159,725   $    16,952   $    (5,072)   $   171,605
                                                    ===========   ===========   ===========    ===========

       Segment profit (loss):
          Loss from operations......................$   (50,718)  $    (4,354)  $        --    $   (55,072)
          Adjustments to reconcile loss from
             operations to segment profit (loss):
             Depreciation and amortization..........     41,589         2,705            --         44,294
             Other:
               Asset impairments and
                 restructuring charges..............      6,423         2,149            --          8,572
                                                    -----------   -----------   -----------    -----------
       Segment profit (loss)........................$    (2,706)  $       500   $        --    $    (2,206)
                                                    ===========   ===========   ===========    ===========
       Additions to long-lived assets...............$     6,256   $       178   $        --    $     6,434

                                       12

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    Predecessor Company:

                                                       Network        Vyvx          Other      Eliminations      Total
                                                       -------        ----          -----      ------------      -----
                                                                               (In thousands)

       Ten Months Ended October 31, 2002
       Revenues:
          Capacity and other........................$   879,011   $   120,996   $        --    $        --   $ 1,000,007
          Intercompany..............................     32,588           149            --        (32,737)           --
                                                    -----------   -----------   -----------    -----------   -----------
       Total segment revenues.......................$   911,599   $   121,145   $        --    $   (32,737)  $ 1,000,007
                                                    ===========   ===========   ===========    ===========   ===========

       Costs of sales:
          Capacity and other........................$   783,418   $    78,987   $        --    $        --   $   862,405
          Intercompany..............................        149        32,588            --        (32,737)           --
                                                    -----------   -----------   -----------  - -----------   -----------
       Total cost of sales..........................$   783,567   $   111,575   $        --    $   (32,737)  $   862,405
                                                    ===========   ===========   ===========    ===========   ===========

       Segment loss:
          Loss from operations......................$  (477,190)  $   (82,892)  $   (10,409)   $        --   $  (570,491)
          Adjustments to reconcile loss from
             operations to segment loss:
             Depreciation and amortization..........    415,422        45,567            --             --       460,989
             Other:
               Asset impairments and
                 restructuring charges..............     19,689         8,363           431             --        28,483
               Contingent liabilities...............     40,800            --        13,500             --        54,300
               Settlement gains.....................    (11,202)           --            --             --       (11,202)
               Exit cost reserves no longer
                 required...........................        --             --        (3,573)            --        (3,573)
               Other................................     (1,532)           --            --             --        (1,532)
                                                    -----------   -----------   -----------    -----------   -----------
       Segment loss.................................$   (14,013)  $   (28,962)  $       (51)   $        --   $   (43,026)
                                                    ===========   ===========   ===========    ===========   ===========
       Additions to long-lived assets...............$    73,743   $     3,160   $        --    $        --   $    76,903


                                                       Network        Vyvx          Other      Eliminations      Total
                                                       -------        ----          -----      ------------      -----
                                                                               (In thousands)

       Year Ended December 31, 2001
       Revenues:
          External customers:                       $     9,101   $        --   $        --    $        --   $     9,101
            Dark Fiber..............................
            Capacity and other......................  1,012,098       164,322            --             --     1,176,420
                                                    -----------   -----------   -----------    -----------   -----------
          Total external customers..................  1,021,199       164,322            --             --     1,185,521
            Intercompany............................     56,641           380            --        (57,021)           --
                                                    -----------   -----------   -----------    -----------   -----------
       Total segment revenues.......................$ 1,077,840   $   164,702   $        --    $   (57,021)  $ 1,185,521
                                                    ===========   ===========   ===========    ===========   ===========

       Costs of sales:
          Dark fiber................................$     3,177   $        --   $        --    $        --   $     3,177
          Capacity and other........................    929,157        97,121            --             --     1,026,278
          Intercompany..............................        380        56,641            --        (57,021)           --
                                                    -----------   -----------   -----------    -----------   -----------
       Total cost of sales..........................$   932,714   $   153,762   $        --    $   (57,021)  $ 1,029,455
                                                    ===========   ===========   ===========    ===========   ===========

       Segment loss:
          Loss from operations......................$(3,425,095)  $  (116,931)  $    (2,340)   $        --   $(3,544,366)
          Adjustments to reconcile loss from
             operations to segment loss:
             Depreciation and amortization..........    433,032        33,607           479             --       467,118
             Operating lease costs.................      35,214            --            --             --        35,214
             Other:
               Asset impairments and
                 restructuring charges..............  2,928,648        51,277                           --     2,979,925
               Gain on sale of assets...............    (46,079)           --            --             --       (46,079)
               Other................................        --             --        (1,500)            --        (1,500)
                                                    -----------   -----------   -----------    -----------   -----------
       Segment loss.................................$   (74,280)  $   (32,047)  $    (3,361)   $        --   $  (109,688)
                                                    ===========   ===========   ===========    ===========   ===========
       Additions to long-lived assets...............$ 1,318,990   $    68,678   $     1,626    $        --   $ 1,389,294


                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                   Total Assets
                                           -------------------------------
                                                  Successor Company
                                           -------------------------------
                                              As of              As of
                                            November 5,        December 31,
                                              2003               2002
                                           -----------       -------------
                                                  (In thousands)

Network..................................   $1,433,578         $1,577,372
Vyvx.....................................       54,246             82,819
Other....................................      307,738            402,082
                                            ----------         ----------
  Total assets...........................   $1,795,562         $2,062,273
                                            ==========         ==========

     The  following   geographic  area  data  includes  revenues  from  external customers based on origin of services rendered and long-lived assets based upon physical location for the following periods.

                                                            Successor Company                  Predecessor Company
                                                 --------------------------------      --------------------------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended       Year Ended
                                                    November 5,       December 31,       October 31,     December 31,
                                                       2003              2002              2002             2001
                                                 ----------------    ------------      ------------     -----------
                                                                               (In thousands)

     Revenues from external customers:
      United States..............................$  1,062,387        $  179,328        $  943,451       $ 1,125,319
      Other.......................................     49,028            12,328            56,556            60,202
                                                 ------------        ----------        ----------       -------------
     Total.......................................$  1,111,415        $  191,656        $1,000,007       $ 1,185,521
                                                 ============        ==========        ==========       ===========



                                              Successor       Predecessor
                                              Company          Company
                                           --------------   -----------------
                                           As of November 5,  As of December 31,
                                                 2003           2002
                                           ---------------  ------------------
                                                   (In thousands)

    Long-lived assets:
      United States........................$  1,230,613      $  1,403,541
      Other................................       6,130            56,469
                                           ------------      ------------
    Total..................................$  1,236,743      $  1,460,010
                                           ============      ============

    Long-lived assets are comprised of property, plant and equipment.

     For the  period  from  January 1, 2003  through  November  5, 2003,  one of
Network's customers exceeded 10% of the Company's revenue with sales of approximately $552 million. In 2002, one of Network's customers exceeded 10% of the Company's revenues with sales of approximately $73 million and $442 million for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, respectively. In 2001, two of Network's customers exceeded 10% of the Company's revenues with sales from each customer of approximately $402 million and $122 million, respectively.

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Other Operating Expense (Income), Net

    Transactions included in segment profit (loss)

     Other operating income of $6.2 million and $18.8 million for the two months ended December 31, 2002 and the ten months ended October 31, 2002, respectively, consisted primarily of cash settlement gains related to the termination of various agreements.

     In 2001, other operating income of $10.8 million primarily included cash settlement gains of $28.7 million related to the termination of various agreements, partially offset by expenses related to a loss provision on notes receivable of $12.0 million and severance charges of $4.7 million.

    Transactions excluded from segment profit (loss)

     Other operating expense of $38.0 million for the ten months ended October 31, 2002 primarily included a $54.3 million accrual for contingent liabilities partially offset by non-cash settlement gains related to the termination of various agreements of $8.3 million, a $3.6 million credit from the determination that remaining liabilities accrued for exit costs established in previous years related to various business sales and abandonments were no longer required, and income of $2.9 million related to revisions of estimated costs associated with the sale of the single strand of lit fiber in fourth quarter 2001.

     WCG had other operating income of $47.6 million in 2001. In October 2001, WCG and WorldCom, Inc. ("WorldCom") reached an agreement in which WCG sold to WorldCom the single strand of lit fiber that WCG had retained when it sold the majority of its predecessor network to WorldCom in 1995. In exchange for granting title of the fiber to WorldCom, WCG received cash of $143.6 million from WorldCom resulting in a gain to WCG in fourth quarter 2001 of $46.1 million. WCG did not record any revenue from this sale. WCG purchased from WorldCom a 20-year IRU of capacity on WorldCom's network for $100 million. The agreement for the sale of the single strand of lit fiber and the purchase of the IRU settled ongoing disputes of operational matters dating back to 1995.

4. Investing Income

Predecessor Company

     Marketable equity securities

     A loss of $89.8 million was recognized in 2001 related to write-downs of certain marketable equity security investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     Certain marketable equity securities were sold for proceeds of $7.0 million and $104.5 million for the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively. Gross realized gains of $0.7 million and $63.7 million were recognized for the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively, and gross realized losses of $40.5 million were recognized in 2001.

     Income of $40.9 million was recorded in 2001 from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. All of the cashless collars were terminated in 2001 yielding proceeds of $40.9 million.

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Cost-based and equity-method investments

     The Company's equity losses were $2.7 million and $35.5 million for the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively. Equity losses in 2001 included $20.0 million of equity losses related to WCG's equity investment in iBEAM Broadcasting Corp. ("iBEAM") in third quarter 2001. WCG purchased the assets of iBEAM out of bankruptcy in December 2001. In addition, equity losses related to WCG's investment in Algar Telecom Leste, S.A. ("ATL") were $10.4 million in 2001. WCG sold its investment in ATL in 2001 as discussed below.

     A loss of $117.8 million was recognized in 2001 related to write-downs of certain cost-based and equity-method investments resulting from management's estimate that the decline in the value of these investments was other than temporary.

     WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The transaction closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America Movil, S.A. de C.V. on May 15, 2002. A gain of $45.1 million was recognized from the sale. In February 2002, America Movil, S.A. de C.V. prepaid its note from the sale of ATL by paying a discounted amount of $88.8 million.

5. Gain on Sale of Consolidated Subsidiary

     At the time the Company implemented fresh start accounting, the net assets of PowerTel, a consolidated subsidiary, were assumed to have minimal value based on assessments by management and its financial advisor assisting with the potential sale of the Company's ownership interest in PowerTel. Important elements of that assessment included PowerTel's struggles to maintain compliance with its bank covenants, and the assessment that improvements in market conditions or improved operations during the periods following fresh start, neither which could be predicted with certainty, would be required in order to ascribe a higher value.

     In August 2003, market conditions improved such that WilTel successfully entered into agreements to sell its ownership interest in PowerTel. WilTel sold its common and preferred stock interest to TVG Consolidation Holdings SPRL for 20 million Australian dollars (or $13.1 million). In addition, WilTel also settled its intercompany receivable from PowerTel for 10 million Australian dollars (or $6.5 million). The proceeds from the sale of the PowerTel stock were placed in a restricted bank account pursuant to the terms of agreements related to the Company's One Technology Notes outstanding. Accordingly, the Company has classified the restricted investments ($13.1 million as of November 5, 2003) as other noncurrent assets. The sale resulted in a non-recurring gain of $21.1 million. Net loss attributable to PowerTel was $1.6 million for the period ended November 5, 2003.

6. Other Income, Net

     Other income, net of $45.3 million for the period from January 1, 2003 through November 5, 2003 includes non-recurring, non-operating settlement gains of $28.5 million related to the termination of various agreements. As a result of the termination of the agreements, the Company will no longer be required to perform the contractual obligations that were the basis for the recording of the deferred revenue performance obligations. In addition, other income, net includes $16.8 million of non-recurring, non-operating gains primarily related to the termination of arrangements previously accrued as unfavorable commitments in fresh start accounting and recoveries of various receivables previously written off.

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Benefit (Provision) from Income Taxes

    The benefit (provision) from income taxes includes:

                                                            Successor Company                  Predecessor Company
                                                 --------------------------------      --------------------------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended       Year Ended
                                                    November 5,       December 31,       October 31,     December 31,
                                                       2003              2002              2002             2001
                                                 ----------------    ------------      ------------     -----------
                                                                               (In thousands)

    Current:
      Federal........................................$    --         $   --               $    --        $   --
      State..........................................    (23)             (3)                   (25)          (64)
      Foreign........................................     --             --                    --            --
                                                     -------         -------              ---------      --------
                                                         (23)             (3)                   (25)          (64)
    Deferred:
      Federal........................................     --             --                    (850)      (41,916)
      State..........................................     --             --                    (155)        (8,145)
      Foreign........................................     --             --                    --              4
                                                     -------         -------              ---------      --------
                                                          --             --                  (1,005)      (50,057)
                                                     -------         -------              ---------      --------
    Total provision from income taxes................$   (23)        $    (3)             $  (1,030)     $(50,121)
                                                     =======         =======              =========      ========


     The U.S. and foreign components of income (loss) before income taxes are as follows:

                                                            Successor Company                  Predecessor Company
                                                 --------------------------------      --------------------------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended       Year Ended
                                                    November 5,       December 31,       October 31,     December 31,
                                                       2003              2002              2002             2001
                                                 ----------------    ------------      ------------     -----------
                                                                               (In thousands)

    United States..................................  $(127,993)     $  (60,625)       $  1,146,955     $(3,618,728)
    Foreign...........................................  19,270            (421)            185,270        (141,508)
                                                     ---------      ----------        ------------     -----------
    Total income (loss) before income taxes........  $(108,723)     $  (61,046)       $  1,332,225     $(3,760,236)
                                                     =========      ==========        ============     ===========

     The Company's undistributed earnings from non U.S. subsidiaries in 2003, 2002 and 2001 have been accounted for as if fully repatriated.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Reconciliations from the benefit (provision) from income taxes at the federal statutory rate to the provision from income taxes are as follows:

                                                            Successor Company                  Predecessor Company
                                                 --------------------------------      --------------------------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended       Year Ended
                                                    November 5,       December 31,       October 31,     December 31,
                                                       2003              2002              2002             2001
                                                 ----------------    ------------      ------------     -----------
                                                                               (In thousands)

    Benefit (provision) at statutory rate............$  38,053       $   21,366       $(466,279)      $  1,316,083
    Increases (reductions) resulting from:
      State income taxes.............................      (15)             --             (119)            (5,335)
      Foreign operations.............................    6,745             (147)          64,845           (46,547)
      Goodwill amortization..........................      --               --               --               (866)
      Non-deductible costs related to asset sales....      --               --               --             (5,426)
      Non-deductible reorganization expenses.........   (1,750)            (566)         (11,736)               --
      Valuation allowance adjustments................  (42,913)         (19,920)        (964,313)       (1,108,965)
      Tax provisions allocated from
        TWC..........................................      --               --               --           (200,718)
      Non-taxable gain on debt discharge, net........      --               --         1,377,623               --
      Other-- net...................................      (143)            (736)          (1,051)            1,653
                                                     ---------       ----------       ----------      ------------
    Provision from income taxes......................$     (23)      $       (3)      $   (1,030)     $    (50,121)
                                                     =========       ==========       ==========      ============

    Significant components of deferred tax assets and liabilities are as follows:

                                                                                   Successor Company
                                                                           ---------------------------------
                                                                              As of                As of
                                                                           November 5,         December 31,
                                                                              2003                2002
                                                                           ----------          ------------
                                                                                   (In thousands)

    Deferred tax assets:
      Deferred revenues..................................................  $     76,895        $   64,661
      Property, plant and equipment, including impairments.................     633,820           832,691
      Investments, including impairments...................................      90,104           105,260
      Other asset impairments..............................................     151,962           172,948
      Reserves.............................................................      60,726            73,576
      Net operating loss carryforward......................................   1,281,030         1,039,321
      Other................................................................       6,136            13,738
                                                                            -----------        ----------
                                                                              2,300,673         2,302,195
                                                                            -----------        ----------
    Valuation allowance....................................................  (2,300,673)       (2,250,621)
                                                                            -----------        ----------
    Total deferred tax assets.............................................        --               51,574
    Deferred tax liabilities:
      Other...............................................................        --               51,574
                                                                           ------------        -----------
    Total deferred tax liabilities........................................        --               51,574
                                                                           ------------        ----------
    Net deferred tax liability...........................................  $      --           $     --
                                                                           ============        ==========


                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     As of November 5, 2003, the Company had $3.3 billion of federal net operating losses, of which $859.9 million, $1.2 billion, $535.2 million and $647.0 million expire in 2019, 2020, 2021 and 2022, respectively, and $402.3 million of estimated capital loss carryforwards, of which $209.3 million, $88.5 million, $0.9 million, $34.0 million and $69.7 million will expire in 2003, 2004, 2005, 2006 and 2007, respectively, and $222.9 million of foreign net operating losses as well as various state net operating losses that expire at various dates. Valuation allowances have been established that fully reserve the net deferred tax assets. Uncertainties that may affect the utilization of the loss carryforwards include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods. The valuation allowance change for the period from January 1, 2003 through November 5, 2003 and the year ended 2002 was an increase of $50.1 million and $964.3 million, respectively.

     If the Company had filed a separate federal income tax return for all periods presented, the tax provision would have been unchanged.

8. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

     WilTel provides both funded and unfunded noncontributory defined benefit pension plans to substantially all of its employees who were employed prior to April 24, 2001. The funded pension plan provides defined benefits based on amounts credited to employees on a cash balance formula. The formula takes into account age, compensation, social-security-wage base and benefit service with the company. An additional unfunded, unqualified pension plan is offered to pension plan participants with earnings in excess of $200,000.

     WilTel also has an unfunded other postretirement benefit plan covering employees who were employed prior to January 1, 1992. This health care plan is contributory with participants' contributions adjusted annually. Benefits are paid to eligible employees with 10 years of service and aged 55 years or older when leaving the company.

Obligations and Funded Status

     The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the WilTel Plans for the periods indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the accompanying consolidated balance sheet.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                     Pension Benefits
                                                                   -------------------------------------------------
                                                                           Successor Company       Predecessor Comany
                                                                   ------------------------------  ------------------
                                                                   Period from
                                                                    January 1,         Two Months         Ten Months
                                                                  2003 through          Ended             Ended
                                                                   November 5,        December 31,       October 31,
                                                                       2003             2002              2002
                                                                       ----             ----              ----
                                                                                    (In thousands)

Change in benefit obligation:
  Benefit obligation at beginning of period.........................$   97,812        $ 110,373       $    89,063
  Service cost......................................................     5,090              897             4,535
  Interest cost.....................................................     6,556            1,229             5,754
  Actuarial (gain) loss.............................................    15,470          (11,652)           22,120
  Benefits paid.....................................................    (4,777)            (308)           (6,433)
  Plan curtailment..................................................      --             (2,727)           (3,629)
  Discharge of Solutions non-qualified plan obligation
    through bankruptcy proceedings..................................      --               --              (1,037)
                                                                    ----------        ---------       ----------
Benefit obligation at end of period.................................   120,151           97,812           110,373
                                                                    ----------        ---------       -----------

Change in plan assets:
  Fair value of plan assets at beginning of period..................    57,360           57,912            75,832
  Actual return on plan assets......................................     9,298             (244)          (12,140)
  Employer contribution.............................................     3,245              --                652
  Benefits paid.....................................................    (4,777)            (308)           (6,433)
                                                                    ----------        ---------       -----------
Fair value of plan assets at end of period..........................    65,126           57,360            57,911
                                                                    ----------        ---------       -----------

Funded status.......................................................   (55,025)         (40,452)          (52,462)
Unrecognized net actuarial gain.....................................      (818)         (10,678)               --
                                                                    ----------        ---------       -----------
Net accrued benefit cost............................................$  (55,843)       $ (51,130)      $   (52,462)
                                                                    ==========        =========       ===========

Amounts recognized in the Consolidated Balance Sheet consist of:
   Accrued benefit cost                                             $  (56,501)       $ (51,130)      $   (52,462)
   Accumulated other comprehensive income (before tax)                     658               --                --
                                                                    ----------        ---------       -----------
Net accrued benefit cost                                            $  (55,843)       $ (51,130)      $   (52,462)
                                                                    ==========        =========       ===========

Accumulated benefit obligation                                      $  119,797        $  94,898       $   106,272
                                                                    ==========        =========       ===========

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                                                Other Postretirement Benefits
                                                                   -------------------------------------------------
                                                                           Successor Company       Predecessor Comany
                                                                   ------------------------------  ------------------
                                                                   Period from
                                                                    January 1,         Two Months         Ten Months
                                                                  2003 through          Ended               Ended
                                                                   November 5,        December 31,         October 31,
                                                                       2003             2002                2002
                                                                       ----             ----                ----
                                                                                    (In thousands)

Change in benefit obligation:
  Benefit obligation at beginning of period.........................$      2,033      $   2,550          $  4,081
  Service cost......................................................         111             18               112
  Interest cost.....................................................          92             28               144
  Plan participants' contributions..................................          15              1                 3
  Actuarial gain....................................................        (767)            --            (1,485)
  Benefits paid.....................................................         (42)           (10)              (24)
  Plan curtailment..................................................         --            (554)             (281)
                                                                    ------------      ---------          --------
Benefit obligation at end of period.................................       1,442          2,033             2,550
                                                                    ------------      ---------          --------

Change in plan assets:
  Employer contribution.............................................          27              9                22
  Plan participants' contributions..................................          15              1                 3
  Benefits paid.....................................................         (42)           (10)              (25)
                                                                    ------------      ---------          --------
Fair value of plan assets at end of period..........................         --            --                 --
                                                                    ------------      ---------          --------
Funded status.......................................................      (1,442)        (2,033)           (2,550)
Unrecognized net actuarial gain.....................................        (749)            --                --
                                                                    ------------      ---------          --------
Net accrued benefit cost............................................$     (2,191      $  (2,033)         $ (2,550)
                                                                    ============      =========          ========


     The net accrued benefit cost for other postretirement benefits is included in the accompanying balance sheet as accrued employee cost within accrued liabilities.

Components of Net Periodic Benefit Cost

     The following tables present net pension expense and other postretirement benefit expense for the WilTel Plans.

                                                                   Successor Company                  Predecessor Company
                                                          --------------------------------      --------------------------------
                                                              Period from
                                                            January 1, 2003     Two Months            Ten
                                                                through            Ended           Months Ended     Year Ended
                                                              November 5,       December 31,       October 31,     December 31,
                                                                 2003              2002              2002             2001
                                                           ----------------    ------------      ------------     -----------
                                                                                      (In thousands)

    Components of net period pension expense:
      Service cost..............................................$  5,090        $      897        $   4,535       $    4,921
      Interest cost..............................................  6,556             1,229            5,754            5,365
      Expected return on plan assets............................. (3,688)             (731)          (6,404)          (6,991)
      Amortization of prior service credit.......................    --                --                72                9
      Recognized net actuarial gain..............................    --                --               129             (489)
      Curtailment charge (credit)................................    --             (2,727)             246           (1,374)
                                                                --------        ----------        ---------       ----------
          Net periodic pension expense (income).................   7,958            (1,332)           4,332            1,441
      Fresh start valuation adjustment..........................     --                --            39,207              --
      Discharge of Solutions non-qualified plan obligation......     --                --            (1,037)             --
                                                                --------        ----------        ---------       ----------
          Total pension cost (income)...........................$  7,958        $   (1,332)       $  42,502       $    1,441
                                                                ========        ==========        =========       ==========
    Additional information:
      Increase in minimum liability included in other
          comprehensive income (before taxes)                   $    658        $      --         $    --         $      --
                                                                ========        ==========        =========       ==========

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                   Successor Company                  Predecessor Company
                                                          --------------------------------      --------------------------------
                                                              Period from
                                                            January 1, 2003     Two Months            Ten
                                                                through            Ended           Months Ended    Year Ended
                                                              November 5,       December 31,       October 31,     December 31,
                                                                 2003              2002              2002             2001
                                                           ----------------    ------------      ------------     -----------
                                                                                      (In thousands)

    Components of net periodic postretirement benefit expense:
      Service cost..............................................$    111        $      18         $     112       $      156
      Interest cost.............................................      92               28               144              171
      Amortization of prior service credit......................     --               --                 52               43
      Recognized net actuarial (gain) loss......................     (18)             --                  3              (16)
      Curtailment charge (credit)...............................     --              (554)                8               --
                                                                --------        ---------         ---------       ----------
         Net periodic pension expense...........................     185             (508)              319              354
      Fresh start valuation adjustment.........................      --               --                274               --
                                                                --------        ---------         ---------       ----------
         Total postretirement cost..............................$    185        $    (508)        $     593       $      354
                                                                ========        =========         =========       ==========

Assumptions

     The following are the weighted-average assumptions used to determine pension benefit obligations as of the measurement date indicated:

                                                                                Pension Benefit Obligation
                                                                  --------------------------------------------------
                                                                                                     Predecessor
                                                                        Successor Company              Company
                                                                   -------------------------          ------------
                                                                   November 5,     December 31,       October 31,
                                                                       2003             2002              2002
                                                                       ----             ----              ----

  Discount rate.................................................     6.25%             6.75%             6.75%
  Rate of compensation increase.................................     3.50%             3.50%             5.00%

     The following are the weighted-average assumptions utilized to determine net periodic pension benefit cost for the period ended indicated:

                                                                                  Net Periodic Pension Benefit Cost
                                                                ---------------------------------------------------------------
                                                                         Successor Company                 Predecessor Company
                                                                 ------------------------------      --------------------------
                                                                  Period from
                                                                January 1, 2003         Two         Ten Months
                                                                    through        Months Ended        Ended        Year Ended
                                                                  November 5,      December 31,     October 31,    December 31,
                                                                     2003              2002            2002            2001
                                                                     ----              ----            ----            ----

  Discount rate.................................................     6.75%             6.75%          7.50%           7.50%
  Expected return on plan assets................................     7.00%             7.00%          9.50%          10.00%
  Rate of compensation increase.................................     3.50%             5.00%          5.00%           5.00%

     The general approach for determining the expected long-term rate-of-return-on-assets assumption is to review the asset allocation targets and their corresponding historic weighted-average returns and adjust those rates as necessary to properly reflect capital market expectations. With the aid of a computer model, average returns, average volatility, correlations of asset classes to each other, and minimum and maximum allocation constraints were analyzed over several historic periods (the period 1926-2001, post-war period 1952-2001 and the ten years to December 2001). These historic returns were then adjusted in order to reflect a more conservative expectation of future returns and asset allocation targets reflective of the closed participant population growing closer to retirement age.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The following are the weighted-average assumptions used to determine other postretirement benefit obligations as of the period ended indicated:

                                                                          Other Postretirement Benefits
                                                                --------------------------------------------------
                                                                                                    Predecessor
                                                                           Successor Company          Company
                                                                           -----------------         -----------
                                                                 Period from
                                                                 January 1,         Two Months       Ten Months
                                                                 2003 through         Ended             Ended
                                                                 November 5,       December 31,      October 31,
                                                                     2003             2002              2002
                                                                     ----             ----              ----


  Discount rate..................................................    6.25%            6.75%             6.75%

     The following are the weighted-average assumptions utilized to determine net periodic other postretirement benefit cost for the period ended indicated:

                                                                                  Other Post Retirement Benefits
                                                                ---------------------------------------------------------------
                                                                         Successor Company                 Predecessor Company
                                                                 ------------------------------      --------------------------
                                                                  Period from
                                                                January 1, 2003         Two         Ten Months
                                                                    through        Months Ended        Ended        Year Ended
                                                                  November 5,      December 31,     October 31,    December 31,
                                                                     2003              2002            2002            2001
                                                                     ----              ----            ----            ----

  Discount rate.....................................................6.75%             6.75%          7.50%             7.50%

     The annual assumed rate of increase in the health care cost trend rate for 2004 is 12% which systematically decreases to 5% by 2012.

     The various nonpension postretirement benefit plans which WilTel sponsors provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost-sharing changes to the written plans that are consistent with WilTel's expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                              1-Percentage-Point
                                                                                              ------------------
                                                                                           Increase     Decrease
                                                                                           --------     --------
                                                                                               (In thousands)

     Effect on total of service and interest cost components..........................     $     5     $    (4)
     Effect on postretirement benefit obligation......................................     $   259     $  (209)

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Plan Assets

    The following table presents WilTel's pension plan asset allocations:

                                                    Successor Company                  Predecessor Company
                                            --------------------------------      ---------------------------------
                                             Period from
                                           January 1, 2003          Two
                                              through           Months Ended      Ten Months Ended     Year Ended
                                             November 5,        December 31,        October 31,        December 31,
                                                 2003               2002               2002               2001
                                                 ----               ----               ----               ----
    Equity securities:
        Large cap stocks.........................34%                 25%                27%               26%
        Small cap stocks.........................23%                 21%                20%               22%
        International stocks.....................21%                 29%                29%               33%
                                                ---                 ---                ---               ---
          Total equity securities................78%                 75%                76%               81%
    Fixed income/bonds ..........................22%                 25%                24%               19%
                                                ---                 ---                ---               ---
           Total................................100%                100%               100%              100%


     The investment objectives of WilTel's plan emphasize long-term capital appreciation as a primary source of return. Current income is a supplementary source of return. The target allocation was recently approved by the Investment Committee to be as follows:

                                                    Interim       Long-term
                                                    Target         Target
                                                    ------         ------
     Equity securities:
       Large cap stocks.............................. 38%            40%
       Small cap stocks.............................. 22%            10%
       International stocks.......................... 20%            20%
                                                     ---            ---
           Total equity securities................... 80%            70%
     Fixed income/bonds ............................. 20%            30%
                                                     ---            ---
           Total........ ............................100%           100%

     The Investment Committee established the interim target in order to balance speed and caution in transitioning to the long-term allocations, lowering the risk of selling low and buying high and shifting the portfolio to the long-term targets under the right market conditions.

     Investment performance objectives are based upon a benchmark index or mix of these indices over a market cycle. The benchmark is as follows:

       S&P 500 Index................................................. 25%
       Russell 2000 Index............................................ 22%
       EAFE Index.................................................... 33%
       Merrill Lynch Domestic Master Bond Index ..................... 20%
                                                                     ---
            Total....................................................100%

     Investment performance objectives are based upon a benchmark index or mix of indices over a market cycle. The investment strategy designates certain investment restrictions for domestic equities, international equities and fixed income securities. These restrictions include the following:

o For domestic equities, there will generally be no more than 5% of any manager's portfolio at market in any one company and no more than 150% of any one sector of the appropriate index for any manager's portfolio. Restrictions are also designated on outstanding market value of any one company at 5%.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


o For international equities, there will be no more than 8% in any one company in a manager's portfolio, no fewer than three countries in a manager's portfolio, no more than 10% of the portfolio in countries not represented in the EAFE index, no more than 150% of any one sector of the appropriate index and no currency hedging is permitted.

o Fixed income securities will all be rated BBB- or better at the time of purchase, there will be no more than 8% at market in any one security (US government and agency positions excluded), no more than a 30-year maturity in any one security, and investments in standard collateralized mortgage obligations are limited to 10%.

Pension Plan Contributions

    WilTel expects to contribute $5 million to its pension plan in 2004.

Defined Contribution Plan

     Beginning January 1, 2001, the Company established and continues to maintain a defined contribution plan for its employees. Prior to January 1, 2001, the Company's employees were included in various defined contribution plans maintained by TWC. The Company's costs related to these plans were $5.3 million, $1.6 million, $9.0 million and $12.1 million for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002, for the ten months ended October 31, 2002 and in 2001, respectively. These costs fluctuate as a result of changes in the eligible employee base.

9. Property, Plant and Equipment

    Property, plant and equipment is summarized as follows:

                                                                                        Successor Company
                                                                                   -----------------------------
                                                                                      As of           As of
                                                                  Depreciable      November 5,     December 31,
                                                                     Lives*           2003            2002
                                                                     ------           ----            ----
                                                                   (In years)            (In thousands)

    Network equipment (including fiber, optronics and
    capacity IRUs)...................................................3-20       $     958,077     $   951,744
    Right-of-way...................................................... 20             127,439         127,508
    Buildings and leasehold improvements............................10-30             140,915         140,960
    Computer equipment and software..................................2-3              130,629         124,330
    General office furniture and fixtures............................5-8               43,468          61,947
    Construction in progress.....................................Not.applicable        28,949          35,455
    Other...........................................................Various            48,555          61,850
                                                                                  -----------     -----------
                                                                                    1,478,032       1,503,794
      Less accumulated depreciation and amortization...................              (241,289)        (43,784)
                                                                                  -----------     -----------
                                                                                  $ 1,236,743     $ 1,460,010
                                                                                  ===========     ===========
*As of November 5, 2003


     Depreciation expense of $205.6 million, $43.8 million, $461.0 million and $459.4 million was recorded for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002, for the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10. Accounts Payable, Accrued Liabilities and Other Noncurrent Liabilities

     The Company's cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable were $19.5 million and $21.9 million as of November 5, 2003 and December 31, 2002, respectively.

    Accrued liabilities consisted of the following:

                                                                                     Successor Company
                                                                                  As of              As of
                                                                              November 5,         December 31,
                                                                                  2003             2002
                                                                              -----------         ------------
                                                                                     (In thousands)

    Litigation.............................................................   $    82,576         $  93,109
    Employee costs.........................................................        27,076            35,446
    Taxes, other than income taxes........................................         30,870            32,074
    Unfavorable contractual commitments...................................         18,702            33,977
    Other..................................................................        28,532            41,176
                                                                              -----------         ---------
                                                                              $   187,756         $ 235,782
                                                                              ===========         =========
    Other noncurrent liabilities consisted of the following:

                                                                                     Successor Company
                                                                                  As of              As of
                                                                              November 5,         December 31,
                                                                                  2003             2002
                                                                              -----------         ------------
                                                                                     (In thousands)

    Employee costs........................................................    $    64,585         $   60,882
    Unfavorable contractual commitments..................................          39,246             44,976
    Other................................................................          31,993             31,074
                                                                              -----------         ----------
                                                                              $   135,824         $  136,932
                                                                              ===========         ==========

11.  Asset Retirement Obligations

     The  Company's  asset  retirement   obligations  relate  primarily  to  two
categories of assets:

     Fiber and Conduit - The Company has right-of-way agreements which generally require the removal of fiber and conduit upon the termination of those agreements.

     Technical Sites - The Company leases land for technical sites and leases space at technical sites along its network. Termination of these lease agreements normally requires removal of equipment and other assets, and restoration of the lease property to its original condition.

     The estimation of the fair value of asset retirement obligations requires the significant use of estimates regarding the amounts and timing of expected cash flows. The fair value of the asset retirement obligations was calculated using credit-adjusted risk-free rates ranging from 8% to 14%, which were assigned based upon the expected timing of cash flows for each respective obligation.

     The fair value of the Company's assets that are legally restricted for purposes of settling asset retirement obligations at November 5, 2003, is $16.5 million, which is classified in property, plant and equipment.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    Reconciliation of the asset retirement obligation is as follows:

                                                           Successor Company
                                                    ---------------------------
                                                        As of           As of
                                                      November 5,  December 31,
                                                       2003             2002
                                                       ----             ----
                                                          (In thousands)

    Beginning balance............................   $    26,270    $ 25,743
    Liabilities incurred.........................           473         --
    Liabilities settled..........................          (197)        --
    Accretion expense............................         2,886         527
    Revisions in estimated cash flows............          (975)        --
                                                    -----------    --------
                                                    $    28,457    $ 26,270
                                                    ===========    ========

     The Company adopted SFAS No. 143 relating to asset retirement obligations as part of implementing fresh start accounting as required by SOP 90-7 and recorded a cumulative effect of change in accounting principle of $8.7 million in 2002 (net of a zero tax provision). The cumulative effect of change in accounting principle represents accretion and depreciation expense the Company would have recorded had the provisions of SFAS No. 143 been in effect on the dates the obligations were incurred.

     If the Company had adopted SFAS No. 143 on January 1, 2001, it would have recorded a liability of $20.6 million. Accretion expense for the year ended December 31, 2001 and for the ten months ended October 31, 2002 would have been $2.6 million and $2.5 million, respectively. The liability as of December 31, 2001 would have been $23.2 million.

12. Debt

    Long-term debt consisted of the following:

                                                                   Weighted         Successor Company
                                                                     Average       As of            As of
                                                                   Interest     November 5,       December 31,
                                                                     Rate*         2003            2002
                                                                     -----         ----            ----
                                                                                      (In thousands)

    Exit Credit Agreement.......................................     5.7%       $ 375,000      $   375,000
    OTC Notes...................................................     8.1%         119,249          141,663
    PowerTel....................................................     --              --             44,353
    Other, primarily capital leases.............................    10.8%          12,518            8,473
                                                                                ---------      -----------
                                                                                  506,767          569,489
    Less current maturities.....................................                   (4,021)         (51,503)
                                                                                ---------      -----------
    Long-term debt.............................................                 $ 502,746      $   517,986
                                                                                =========      ===========

*  As of November 5, 2003


     A description of the Company's debt obligations listed in the table above is as follows:

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Exit Credit Agreement

     On October 15, 2002, WCL and the credit facility lenders entered into the Exit Credit Agreement. The Exit Credit Agreement combined the term loans under the previous credit facility into one loan repayable in installments of principal beginning in June 2005 through September 2006 and currently bears interest at either the Prime rate plus a margin of 3.50% or LIBOR plus a margin of 4.50%, at the Company's option. In July 2004, the margin, in each case, will increase 1%. In October 2003, WCL locked in a rate of 5.69% for three months based on LIBOR. The Exit Credit Agreement does not provide for revolving loans for WCL. Among other things, the Exit Credit Agreement provides for:

o a security interest in all of the domestic assets of the Company, except for those assets secured under the OTC Notes and the aircraft capital lease in which the lenders have a second priority lien and security interest;

o prepayment of the term loans from cash proceeds received from refinancing all or a portion of the Exit Credit Agreement, a sale leaseback transaction (not otherwise permitted), issuance of debt (not otherwise permitted), or asset sales (not otherwise permitted);

o prepayment of the term loans equal to 100% of excess cash flows and 50% of cash proceeds received from the sale of equity, formation of a joint venture or any other similar transaction;

o    the Company meeting certain financial targets, as defined;

o aggregate dollar limitations on certain activities such as indebtedness, investments and capital expenditures;

o the Company making certain representations and warranties, including the existence of no material adverse effect, as defined;

o restrictions on the ability of WCL to transfer funds to WilTel, except for certain payments as outlined in the Exit Credit Agreement; and

o the ability for WCL to request up to $45 million in cash-collateralized letters of credit, less the amount of cash deposits and pledges made to third parties in an amount not to exceed $30 million. The total of cash collateralized letters of credit, plus cash deposits and pledges made to third parties, outstanding as of November 5, 2003 was $37.3 million. Amounts held as collateral for outstanding letters of credit are reflected primarily in other noncurrent assets.

     WCL is the obligor under the Exit Credit Agreement and has pledged substantially all of its assets to secure its obligations under that agreement. In addition, WCL's obligations are guaranteed by WilTel and secured by substantially all of the assets of the Company. The Exit Credit Agreement ranks senior to the Company's other debt.

    Sale and subsequent leaseback to TWC and the OTC Notes

     In September 2001, the Company sold its headquarters building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, the Company leased its headquarters building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     As discussed in Note 19, the sale and subsequent leaseback agreement was terminated and replaced with the OTC Notes of approximately $145 million. The OTC Notes consist of: (1) a $100 million note at a fixed annual interest rate of 7.0%, with monthly payments for the first 90 months (based on a 360 month amortization schedule) and with the entire remaining unpaid principal balance due and payable on April 1, 2010 and (2) a $44.8 million note with accrued interest paid in kind ("PIK Interest") and capitalized once annually, with the original principal balance and all capitalized and accrued PIK Interest (totaling $74.4 million at maturity) due and payable on December 29, 2006. The second note carries a fixed interest rate of 10.0% through 2003, and each year thereafter the interest rate increases 2.0% resulting in an interest rate of 16% in the final year of 2006. The $100 million note was reduced by payments made of $3.1 million during the period from October 15, 2002 to the close of the escrow in December 2002. The OTC Notes are full recourse notes and are secured by the OTC Mortgage, under which TWC was granted a first priority mortgage lien and security interest in the headquarters building and other ancillary assets. In addition, the OTC Notes are secured by a second lien and security interest in the proceeds resulting from the sale of the Company's ownership interest in PowerTel (see Note 5).

     The OTC Notes were reduced in third quarter 2003 by the net cash proceeds of $15.1 million from the Aircraft Capital Lease transaction per the terms of the OTC Notes agreement and by $6.5 million related to the final settlement and payment terms pursuant to an agreement for the purchase of the One Technology Center building.

Scheduled Debt Maturities

     Scheduled maturities of debt as of November 5, 2003 to November 5th of the year presented below are as follows (in thousands):

             2004.................................     $       4,021
             2005.................................            85,701
             2006.................................           294,041
             2007................................             46,401
             2008.................................             1,754
             Thereafter............................           74,849
                                                       -------------
                                                       $     506,767
                                                       =============

     The scheduled maturities table above excludes the payment of the PIK interest of $29.6 million in 2006 from the OTC Notes.

     Cash payments for interest, net of amounts capitalized, were $25.8 million, $5.2 million, $115.7 million and $381.7 million for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002, for the ten months ended October 31, 2002 and for the year ended December 31, 2001 respectively. These payments include commitment fees relating to the Company's credit facility of $1.1 million, $0.1 million, $6.2 million and $7.5 million for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002, for the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively.

13. Stockholders' Equity

     In 2001, TWC's Board of Directors approved a tax-free spin-off of WCG to TWC's shareholders. TWC owned 24,265,892 shares of WCG Class A common stock outstanding and 395,434,965 shares of Class B common stock outstanding which it converted to Class A shares prior to the spin-off. After the close of the market on April 23, 2001, TWC distributed 398,500,000 shares, or approximately 95%, of the WCG common stock it owned, to holders of TWC common shares on a pro rata basis by distributing approximately 0.822399 of a share of WCG Class A common stock as a dividend on each share of TWC common stock outstanding on the record date.

     Prior to the spin-off, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, a commitment to fund the completion of the building, the conversion of the TWC note into paid in capital and the issuance of 24.3 million shares of WCG Class A common stock. WCG's total equity increased by $42.9 million and $1.2 billion in 2002 and 2001, respectively, as a result of this transaction.

     As discussed in Note 19, pursuant to the terms of the Plan, all of WCG's Class A common stock was cancelled and 50 million shares of WilTel common stock was issued upon emergence from the chapter 11 proceedings. In addition, certain transfer restrictions apply to transactions in WilTel common stock as discussed in Note 19.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Accumulated Other Comprehensive Income

     The table below presents changes in the components of accumulated other comprehensive income (loss).

                                                                 Unrealized      Foreign
                                                                Appreciation     Currency       Minimum
                                                               (Depreciation)   Translation    Pension
                                                                of Securities   Adjustments    Liability         Total
                                                                -------------   -----------    ---------         -----
                                                                               (In thousands)


     Predecessor Company:
     Balance as of December 31, 2000............................$    89,218     $ (45,169)  $      --       $   44,049
     Current period change:
       Pre-income tax amount....................................   (202,698)      (42,794)         --         (245,492)
       Reclassification adjustment for net losses realized in
         net loss...............................................     66,648        70,246          --          136,894
       Income tax benefit.......................................     53,038           --           --           53,038
                                                                -----------     ---------   -----------     ----------
                                                                    (83,012)       27,452          --          (55,560)
                                                                -----------     --------    -----------     ----------
     Balance as of December 31, 2001............................      6,206       (17,717)         --          (11,511)
     Change for the ten months ended October 31, 2002:
       Pre-income tax amount....................................     (7,743)        2,440          --           (5,303)
       Reclassification adjustment for net gains realized in
         net loss...............................................       (663)          --           --             (663)
       Income tax benefit.......................................      1,005           --           --            1,005
                                                                -----------     ---------   -----------     ----------
                                                                     (7,401)        2,440          --           (4,961)
     Reorganization adjustments.................................      1,195        15,277          --           16,472
                                                                -----------     ---------   -----------     ---------
     Balance as of October 31, 2002.............................       --             --           --            --

     Successor Company:
     Change for the two months ended December 31, 2002..........       --             780          --              780
                                                                -----------     ---------   -----------     ----------
     Balance as of December 31, 2002............................       --             780          --              780
     Change for the period from January 1, 2003 through
       November 5, 2003:
       Pre-income tax amount....................................       --             (82)         (658)          (740)
       Reclassification adjustment for net gains realized in
         net loss...............................................       --            (699)         --             (699)
                                                                -----------     ---------   -----------     ----------
     Balance as of November 5, 2003.............................$      --       $      (1)  $      (658)    $     (659)
                                                                ===========     =========   ===========     ==========

     In 2001, WCG realized a foreign currency loss of $70.2 million, of which $66.4 million related to the sale of ATL (see Note 4).

15. Leases

     Future minimum annual rentals under noncancellable operating leases as of November 5, 2003 are payable as follows (in thousands):


                                                                      Total
                                                                      -----

    2004....................................................      $    53,444
    2005....................................................           49,999
    2006....................................................           44,850
    2007....................................................           42,516
    2008....................................................           38,025
    Thereafter..............................................          259,233
                                                                  -----------
    Total minimum annual rentals............................      $   488,067
                                                                  ===========

     Total capacity expense incurred from leasing from a third party's network (off-network capacity expense) was $35.4 million, $11.9 million, $92.1 million and $208.2 million for the period from January 1, 2003 through November 5, 2003, the two months ended December 31, 2002, the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively. All other rent expense was $29.2 million, $6.4 million, $42.2 million and $51.4 million for the period from January 1, 2003 through November 5, 2003, the two months ended December 31, 2002, the ten months ended October 31, 2002 and for the year ended December 31, 2001, respectively.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Related Party Transactions

    Transactions with Former Executive Officers

     As part of the spin-off from TWC, WCG inherited a long-established loan program from TWC under which TWC extended loans to its executives to purchase TWC stock (the "Executive Loans"). At the time of the spin-off, six WCG executives had outstanding loans with TWC, and as part of the spin-off, the Executive Loans were transferred to WCG. As of December 31, 2001, the outstanding balance of these loans were $19.9 million, all which were considered long-term receivables.

     Effective December 31, 2001, the Compensation Committee of the Board of Directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of $13 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. The agreements executed under this program were subsequently amended in conjunction with the Plan.

     Under the amended retention bonus agreements, the Company reimbursed interest payments owed by the WCG executives as of January 1, 2002. In addition, the Company became responsible for paying all taxes, limited to an aggregate total of $20 million, associated with interest and principal payments under the retention bonus agreements, as well as any taxes incurred as a result of the payment of taxes by the Company. Under a separate amendment, all retention bonus payments vested upon consummation of the transactions included in the Plan, but still are to be paid out over the first through fourth anniversaries of the Effective Date, unless accelerated as a result of death or disability of the payee. Any officers who were parties to retention bonus agreements were not eligible to participate in the Company's otherwise applicable change in control severance plan. The Company recorded an expense of $23.3 million for the ten months ended October 31, 2002 related to the retention bonus agreements, $10.4 million of this expense was recorded to selling, general and administrative expense for costs prior to WCG commencing chapter 11 proceedings and the remaining $12.9 million was recorded to reorganization expense for costs after WCG commenced chapter 11 proceedings. For the period from January 1, 2003 through November 5, 2003, tax gross-up estimates were reduced by $1 million offsetting selling, general and administrative expense. As of November 5, 2003, the Company has accrued liabilities of $2.5 million and other long-term liabilities of $2.9 million representing taxes to be paid by the Company related to the retention bonus agreements.

     On October 10, 2002, the Bankruptcy Court approved a settlement agreement between WCG and John C. Bumgarner, a former officer of WCG who participated in the TWC loan program. The agreement provided that WCG would settle a $6.9 million employee loan plus accrued interest in return for the loan's collateral of 238,083 shares of TWC common stock and 195,798 shares of WCG common stock and approximately $7 million of face value of WCG's Senior Redeemable Notes. As a result of the surrender of the Senior Redeemable Notes by Mr. Bumgarner, no shares of WilTel common stock were distributed under the Plan to Mr. Bumgarner. In addition, Mr. Bumgarner will provide consulting services at no cost to the Company for a period of three years from the date of his retirement. The Company recorded a loss of approximately $7 million to provision for doubtful accounts for the ten months ended October 31, 2002 related to the agreement.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The Company also recorded $12.1 million to reorganization expense for the ten months ended October 31, 2002 related to an employee incentive program that was adopted to retain employees during the Company's restructuring process, of which $3.9 million and $0.7 million related to former officers of the Company and current officers of the Company, respectively. As of November 5, 2003, the Company had no liabilities related to the employee retention incentive program.

    Leucadia

     On November 27, 2002, WilTel entered into a one-year Restructuring Services Agreement with Leucadia effective as of October 16, 2002 which later expired in October 2003. Under the terms of this agreement, Leucadia provides restructuring advice to WilTel with respect to management, operations, future business opportunities, and other matters to be mutually determined between Leucadia and WilTel. Leucadia does not receive any compensation for its services rendered under this agreement, but is reimbursed for all expenses incurred in connection with its performance under the agreement.

17. Commitments and Contingencies

Commitments

     The Company has historically entered into various telecommunications equipment agreements in connection with its fiber-optic network. As of November 5, 2003, the Company's remaining purchase obligations under its remaining purchase agreements are not significant.

Litigation

     The Company is subject to various types of litigation in connection with its business and operations.

    Department of Labor Investigation

     In April 2003, the Company received written notice from the United States Department of Labor that it is exercising its authority under Section 504 of the Employee Retirement Income Security Act of 1974 ("ERISA") to conduct periodic investigations of employee benefit plans to determine whether such plans conform with the provisions of ERISA and other applicable regulations. The stated scope of the review covers the Williams Communications Investment Plan (a defined contribution plan) for a time period extending from 1998 through the present date. In January 2004, the Company received a subpoena from the United States Department of Labor requiring the production of related documents. The Company is cooperating fully with the Department of Labor. At this time, neither the length of the review nor likely outcome of the investigation can be determined. The Company believes that all of its actions with respect to employee benefit plans have been in full compliance with ERISA and other applicable regulations.

    Right of Way Class Action Litigation

     A number of suits attempting to achieve class action status seek damages and other relief from the Company based on allegations that the Company installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to the use of rights of way licensed by railroads, state departments of transportation and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. The Company believes it obtained sufficient rights to install its cable. It also believes that the class action suits are subject to challenge on procedural grounds.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case titled Zografos et al. vs. Qwest Communications Corp., et al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case titled Smith, et al., vs. Sprint, et al., pending in the U.S. District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On July 25, 2003, the judge in this case issued an order preliminarily approving a proposed settlement agreement and issued an injunction, which stayed other putative class action railroad rights of way cases against the Company. Two of the intervening plaintiffs filed appeals, which were consolidated. If this settlement withstands potential challenges by plaintiffs' counsel, it will settle the majority of the putative nationwide and statewide class actions related to the railroad right-of-way claims. Based on the Company's estimate of a likely settlement range, the Company has accrued $16.6 million as of November 5, 2003.

     Other right of way claims may be asserted against the Company. The Company cannot quantify the impact of all such claims at this time. Thus, WilTel cannot be certain that an unfavorable outcome of other potential right-of-way claims will not have a material adverse effect.

    Platinum Equity Dispute

     In March 2001, the Company sold its Solutions segment to Platinum Equity LLC ("Platinum Equity") for a sales price that was subject to adjustment based upon a computation of the net working capital of the business as of March 31, 2001. A dispute arose between the companies with respect to the net working capital amount as defined in the agreement. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm.

     In September 2002, Platinum Equity filed suit in the District Court of Oklahoma County, State of Oklahoma, against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requested a ruling that no payment was due under a promissory note issued by Platinum Equity at the time of purchase until all disputes were resolved. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. Discovery in this suit is ongoing, with the trial expected to begin sometime in Spring 2004.

     In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute, and an order entry of judgment was entered against Platinum Equity in the amount of approximately $38 million, which represented the amount that Platinum Equity owed under the promissory note, offset by the net working capital adjustment determined by the arbitrator. The Company adjusted the carrying amount of the note receivable to $38 million by offsetting amounts previously accrued for the net working capital dispute. In July 2003, the Company collected approximately $39 million, including interest, from Platinum Equity related to the judgment. The receipt of the $39 million does not resolve all of the issues between Platinum Equity and the Company as neither company has waived any of the claims currently pending in the litigation discussed above. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity.

    Thoroughbred Technology and Telecommunications, Inc. vs. WCL

     Thoroughbred Technology and Telecommunications, Inc. ("TTTI") filed suit on July 24, 2001, against WCL in a case titled Thoroughbred Technology and
Telecommunications, Inc. vs. Williams Communications, LLC f/k/a Williams Communications, Inc., Civil Action No. 1:01-CV-1949-RLV, pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. TTTI alleged claims that included breach of contract with respect to a fiber-optic installation project that TTTI was constructing for itself and other parties, including WCL, with respect to certain conduit segments including a three-conduit segment between Cleveland, Ohio and Boyce, Virginia. TTTI sought specific performance to require that WCL take title to the Cleveland-Boyce segment and pay TTTI in excess of $36 million plus pre-judgment interest for such purchase. WCL alleged various defenses, including significant warranty and breach of contract claims against TTTI.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On May 9, 2002, the trial court determined that WCL did not have the right to terminate the contract with respect to the Cleveland-Boyce segment, but deferred ruling on TTTI's remedy until a later time. In a series of rulings on January 27, 2003, the court ordered, among other things, (1) that WCL's claims against TTTI for breach of contract and construction deficiencies for certain of the telecommunications routes constructed by TTTI be heard by an arbitration panel; and (2) that WCL close the purchase of the Cleveland-Boyce segment and pay TTTI the sum of $36.3 million plus pre-judgment interest for such purchase. The court denied WCL's motion for a stay of the proceedings while the construction claims against TTTI are adjudicated through arbitration and further denied the Company's request to stay closing on the Cleveland-Boyce segment pending an appeal of the trial court's decision. WCL sought and obtained a stay of the trial court's order compelling a closing of the Cleveland-Boyce segment from the United States Court of Appeals for the 11th Circuit thereby staying WCL's obligation to close the transaction until the appeal is decided. The stay granted by the Court of Appeals was conditioned on the posting of an appropriate supersedeas bond by the Company, which was posted by the Company in March 2003 in the approximate amount of $44.1 million. The Company posted the bond, which was docketed by the trial court on March 13, 2003. WCL prosecuted its appeal of the trial court's decision while pursuing its arbitration claims of construction defects against TTTI. Oral arguments in the appeal were scheduled for November 2003.

     Subsequent to November 5, 2003, the parties reached a settlement of their disputes, which resulted in a payment of $37.5 million to TTTI and the transfer of title to WCL of conduits on the Cleveland-Boyce segment. All settlement documents were executed in November 2003, and this matter has been concluded.

    StarGuide

     On October 12, 2001, StarGuide Digital Networks ("StarGuide") sued WCG in the United States District Court for Nevada for infringement of three patents relating to streaming transmission of audio and video content. Subsequently, StarGuide added WCL as a party to the action. StarGuide seeks compensation for past infringement, an injunction against infringing use, and treble damages due to willful infringement. On July 1, 2002, StarGuide initiated a second patent suit against WCL with respect to a patent that is a continuation of the patents at issue in the prior litigation. The two actions have been consolidated. In July 2003, the parties reached a settlement, and this case was dismissed by joint agreement. The settlement did not have a material impact on the Company's results of operations, financial position or cash flows.

    WilTel Shareholder Derivative Lawsuits

     On May 15, 2003, the first of several shareholder derivative class actions was filed against WilTel, the nine members of WilTel's Board of Directors and Leucadia National Corporation ("Leucadia"). Currently, the Company has been served with notice of eight (8) shareholder derivative class actions: four (4) in Clark County, Nevada, one (1) in Washoe County, Nevada, two (2) in New York County, New York and one (1) in Tulsa County, Oklahoma. Each of the lawsuits sets forth substantially the same allegations of breach of fiduciary duty in connection with Leucadia's proposed exchange offer announced on May 15, 2003. Amended complaints were filed in each of the lawsuits based upon Leucadia's withdrawal of its initial offer and Leucadia's subsequent offers. On October 15, 2003, subject to approval from directors and officers insurance carriers, the parties in these cases reached an agreement in principle to settle all cases. On February 4, 2004, the proposed settlement in one of the New York County cases was approved by the trial court. The amount of the settlement is $300,000 representing Plaintiffs' attorney fees and expenses and is not material to the financial statements of WilTel. The settlement proceeds will be paid upon the expiration of the time period within which the matter may be appealed.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Summary

     The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, upon the advice of legal counsel, the ultimate resolution of all claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, or other indemnification arrangements, is not expected to have a materially adverse effect upon the Company's future financial position or results of operations, although unfavorable outcomes in the items discussed above could significantly impact the Company's liquidity.

Other

    SBC

     SBC is the Company's largest customer (comprising 54 percent, 47 percent and 37 percent of Network's revenues for the period from January 1, 2003 through November 5, 2003 and the year ended December 31, 2002 and 2001, respectively). The Company has entered into preferred provider agreements with SBC that extends until 2019, although the agreements may be terminated prior to then by either party under certain circumstances. The agreements provide that:

     o the Company is SBC's preferred provider for domestic voice and data long distance services and select international wholesale services, requiring that SBC seek to obtain these services from the Company before it obtains them from any other provider; and

     o SBC is the Company's preferred provider for select local exchange and various other services, including platform services supporting its switched voice services network, requiring that the Company seek to obtain these services from SBC before it obtains them from any other provider.

     For the services each party must seek to obtain from the other, the prices, determined separately for each product or service, generally will be equal to the lessor of the cost of the product or service plus a specified rate of return, the prices charged to other customers, the current market rate or, in some circumstances, a specific rate. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider. Subsequent to November 5, 2003, the Company and SBC have agreed to use a fixed price for voice transport services (the substantial majority of SBC generated revenue) through January 2005. Although it is difficult to identify a precise market price since the products and services provided to each customer are customized to meet the needs of each customer, the fixed price currently charged to SBC is representative of the current market price for the voice transport service currently provided to SBC.

     The methodology that the Company uses to determine the current market rate and to determine the cost of the product or service upon which a specified rate of return applies are complex and subject to different interpretations. If SBC and the Company are unable to agree on the methods used, the agreements with SBC provide that any disputes are resolved through binding arbitration. If SBC successfully challenged the Company's pricing methodology in an arbitration proceeding, resulting in a significant reduction in the voice transport price, the Company may not be able to continue to provide services to SBC. The Company is unable to predict the ultimate outcome of future price discussions with SBC.

     SBC has the right to terminate the agreements if the Company begins to offer certain services that are competitive with SBC's services, if the Company materially breaches its agreements or the Company has a change in control without SBC's consent. The Company has the right to terminate the agreements if SBC materially breaches its agreements or SBC has a change in control without the Company's consent. In the event of a termination by either party due to these actions, the terminating party has the right to receive transition costs from the other party, not to exceed $200 million.

     Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Financial Instruments

Fair Value Methods

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash  equivalents:  The carrying  amounts  reported in the balance
sheet   approximate  fair  value  due  to  the  short-term   maturity  of  these
instruments.

     Notes receivables: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

     Long-term debt: The carrying amounts reported in the balance sheet approximate fair value due to the long-term debt outstanding being primarily variable-rate debt.

Concentration of Credit Risk

     The Company's cash equivalents include high-quality securities placed with various major financial institutions with high credit ratings. The Company's investment policy limits its credit exposure to any one issuer/obligor.

     The Company's customers include numerous corporations. The Company serves a wide range of customers, of which SBC comprises approximately 38% of its net accounts receivable balance as of November 5, 2003. There are no other customers, which are individually significant to its business. While sales to these various customers are generally unsecured, the financial condition and creditworthiness of customers are routinely evaluated.

19. Bankruptcy Proceedings

Overview of the Chapter 11 Proceedings

     On April 22, 2002, the Debtors filed petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On September 30, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors (the "Plan"), effective on October 15, 2002 (the "Effective Date"). The confirmation order was subject to certain conditions including gaining necessary FCC regulatory approvals to transfer control of licenses from WCG to the Company. Prior to the Effective Date, WCG, WCL, and the Company applied to and received from the FCC special temporary authority to transfer control of all licenses to the Company. The granting of the special temporary authority from the FCC allowed the Company to emerge from the chapter 11 proceedings on the Effective Date subject to an escrow agreement discussed below.

     A copy of the Plan was filed as Exhibit A to Exhibit 99.2 to WCG's Current Report on Form 8-K, dated August 13, 2002. Modifications to the Plan were filed as Exhibit 99.3 to WCG's Current Report on Form 8-K, dated September 30, 2002 (the "Confirmation Date 8-K"). A copy of the Confirmation Order was filed as
Exhibit 99.1 to the Confirmation Date 8-K.

     Described below is a summary of certain significant agreements and important events that have occurred in and following the bankruptcy reorganization. The summary should be read in conjunction with and is qualified in its entirety by reference to the Plan and the material transaction documents discussed herein and made available as exhibits to WCG's and WilTel's public filings, including those filed with the SEC.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Plan of Reorganization

     On September 30, 2002, the Bankruptcy Court approved and entered an order confirming the Plan, which had been proposed by the Debtors, the official committee of unsecured creditors (the "Committee") and Leucadia National Corporation ("Leucadia"). The Plan was designed to meet the requirements of the Settlement Agreement (described in greater detail below) and the pre-petition Restructuring Agreement. By implementing both the Settlement Agreement and the Restructuring Agreement, the Plan allowed WCG to raise the $150 million new investment from Leucadia. That additional investment allowed WCG to further reduce its secured debt without sacrificing working capital (see below for a discussion of the Escrow Agreement and the ultimate release from escrow of the $150 million investment).

    Settlement Agreement

     On July 26, 2002, TWC, the Committee, and Leucadia entered into a settlement agreement (the "Settlement Agreement") that provided for, among other things, (a) the mutual release of each of the parties, (b) the purchase by Leucadia of TWC's unsecured claims against WCG (approximately $2.35 billion face amount) for $180 million, (c) the satisfaction of such TWC claims and a $150 million investment in the Company by Leucadia in exchange for 44% of the outstanding WilTel common stock, and (d) modification of WCG's sale and subsequent leaseback transaction covering the WCG headquarters building and modification of the TWC Continuing Contracts (as defined in the Settlement Agreement). An order approving the Settlement Agreement was issued on August 23, 2002.

     TWC's unsecured claims of $2.35 billion related to arrangements between WCG and TWC and primarily consisted of the following:

     Senior Reset Note Claim: Approximately $1.4 billion of those claims related to the Trust Notes, which were senior secured notes issued by a WCG subsidiary in March 2001. The proceeds from the sale of the Trust Notes were (i) transferred to WCG in exchange for WCG's $1.5 billion 8.25% senior reset note due 2008 (the "Senior Reset Note") and (ii) contributed by WCG as capital to WCL to provide liquidity following the tax-free spin-off from TWC. Obligations of WCG and its affiliates under the Trust Notes were secured by the Senior Reset Note and were effectively guaranteed by TWC. In July 2002, TWC exchanged $1.4 billion of new senior unsecured notes of TWC (the "New TWC Notes") for all of the outstanding Trust Notes. TWC, as agent under the Trust Notes indenture, had the right to sell the Senior Reset Note to achieve the highest reasonably available market price and the Bankruptcy Court found that the TWC sale of the TWC Assigned Claims to Leucadia met this requirement.

     ADP Claims: In 1998, WCG entered into an operating lease agreement covering a portion of its fiber-optic network referred to as an asset defeasance program ("ADP"). The total cost of the network assets covered by the lease agreement was $750 million. Pursuant to the ADP, WCG had the option to purchase title to those network assets at any time for an amount roughly equal to the original purchase price, and TWC was expressly obligated to pay the purchase price under an intercreditor agreement entered into by TWC in connection with the then-existing WCL credit facility. In March 2002, WCG exercised its purchase option, and TWC funded the purchase price of approximately $754 million. In exchange for this payment from TWC, the intercreditor agreement provided that TWC was entitled to either the issuance of WCG equity or WCG unsecured subordinated debt (meaning debt that was subordinate in priority to WCL's pre-petition credit facility), each on terms reasonably acceptable to the lenders under WCL's pre-petition credit facility. On March 29, 2002, WCG tendered an unsecured note to TWC for approximately $754 million that was not accepted by TWC. Any and all causes of action of TWC or any of its direct or indirect subsidiaries against a Debtor relating to the ADP were resolved pursuant to the terms of the Settlement Agreement.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Pre-Spin Services Claims: The terms of the Settlement Agreement also resolved "Pre-Spin Services Claims" of TWC arising from a Services Agreement entered into between WCG and TWC when WCG was a wholly-owned subsidiary of TWC. Pursuant to this agreement, TWC and certain of its affiliates performed payroll, administrative, and related services for WCG and its affiliates. Pre-Spin Services Claims were also resolved pursuant to the Settlement Agreement.

     The Settlement Agreement also resolved WCG's defaults under the sale and subsequent leaseback transaction (discussed below) as a result of WCG's bankruptcy filing, thus negating any threat or risk that the Company would be evicted or otherwise lose possession of its headquarters due to the bankruptcy.

    SBC Stipulation

     On September 25, 2002, the Bankruptcy Court approved a stipulation agreement (the "Stipulation Agreement") between the Company and SBC conditioned upon the consummation of the Plan. The Stipulation Agreement provided for the necessary SBC approval of the Plan and resolved change-of-control issues that SBC had raised regarding WCG's spin-off from TWC. At the same time, SBC and WCL executed amendments to their alliance agreements.

    Purchase of Headquarters Building

     In connection with the spin-off of WCG by TWC in 2001, TWC and WCG entered into a sale and leaseback transaction for WCG's headquarters building and certain real and personal property, including two corporate aircraft (the "Building Purchase Assets"), as a result of which TWC purchased the Building Purchase Assets and leased them back to WCG. Pursuant to an agreement between WCG and TWC, among others, dated July 26, 2002, (as amended, the "Real Property Purchase and Sale Agreement"), WCG repurchased the Building Purchase Assets from TWC for an aggregate purchase price of approximately $145 million (the "Purchase Price").

     The Purchase Price consisted of promissory notes issued by Williams Technology Center, LLC ("WTC"), the Company, and WCL to TWC (the "OTC Notes"). One note for $100 million is due April 1, 2010; the other note for $44.8 million is due December 29, 2006. The obligations of WTC, WilTel, and WCL under the OTC Notes may be subject to reduction, depending on the disposition of certain aircraft leases described in greater detail in the Real Property Purchase and Sale Agreement. Obligations of WTC, WilTel, and WCL under the OTC Notes were secured by, and made pursuant to, a mortgage agreement (the "OTC Mortgage"), under which WTC granted a first priority mortgage lien and security interest to TWC in all of its right, title and interest in, to and under the headquarters building and related real and personal property.

     The Settlement Agreement also contemplated that the lenders under the Company's credit facility would receive a second priority mortgage lien and security interest in those same assets. The Real Property Purchase and Sale Agreement also provided that the OTC Notes are secured in part by a second lien and security interest in the Company's interests in PowerTel. See Note 12 for a further discussion of the terms of the OTC Notes.

     As described below, consummation of the transactions contemplated by the Real Property Purchase and Sale Agreement were conditioned upon satisfaction of the terms of the Escrow Agreement (as defined below).

    Transactions on the Effective Date

     On the Effective Date, pursuant to the Plan and the confirmation order, WilTel emerged as the successor to WCG and issued an aggregate of 22,000,000 shares of WilTel common stock to Leucadia and an aggregate of 27,000,000 shares of WilTel common stock to a grantor trust (the "Residual Trust") among WCG, WilTel, and Wilmington Trust Corporation, as trustee (the "Residual Trustee") on behalf of certain creditors of WCG. An additional 1,000,000 shares of WilTel common stock were issued to WCG in connection with a "channeling injunction" that could potentially benefit securities holders involved in a class action proceeding against WCG.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     WilTel issued shares of its common stock to Leucadia under the Plan in two distributions. First, pursuant to a Purchase and Sale Agreement, dated as of July 26, 2002, between Leucadia and TWC (amended on October 15, 2002), Leucadia acquired from TWC certain claims that TWC had against WCG (the "TWC Assigned Claims") for a purchase price of $180 million paid in the form of a letter of credit issued by Fleet Bank (the "TWC Letter of Credit") and WilTel issued 11,775,000 shares of its common stock to Leucadia in satisfaction of such claims in accordance with the Plan.

     Second, pursuant to an Investment Agreement by and among Leucadia, WCG, and WCL, dated as of July 26, 2002 (amended on October 15, 2002), on the Effective Date Leucadia invested $150 million in the Company in exchange for 10,225,000 shares of WilTel common stock (the "New Investment"). Leucadia paid $1,000 of the purchase price in cash to WilTel and delivered the remainder, in the form of a letter of credit issued by JP Morgan Chase Bank (the "Company Letter of Credit").

     Leucadia delivered the TWC Letter of Credit and the Company Letter of Credit into an escrow account established pursuant to an Escrow Agreement (the "Escrow Agreement") dated as of October 15, 2002, among the Company, Leucadia, TWC, and The Bank of New York as Escrow Agent. The Escrow Agreement provided for the release of the Letters of Credit (and documents related to the Real Property Purchase and Sale Agreement) upon receipt, prior to February 28, 2003, of approval from the FCC for the transfer of control to the Company of the licenses that had been temporarily issued to WCL prior to the Effective Date. Failure to obtain FCC approval by February 28, 2003, in accordance with the terms of the Escrow Agreement would have resulted in an "unwind" of the New Investment and the purchase of the TWC Assigned Claims. However, following receipt of the FCC approval on November 25, 2002, the proceeds of the Company Letter of Credit were paid to the Escrow Agent for disbursement to the Company in accordance with the terms of the Escrow Agreement, and the proceeds of the TWC Letter of Credit were paid to the Escrow Agent for disbursement to TWC.

     WCG continues to exist as a separate corporate entity, formed in the State of Delaware, in order to liquidate any residual assets and wind up its affairs. On the Effective Date, WCG transferred substantially all of its assets to WilTel. The other Debtor, CG Austria, continues to exist as a separate corporate entity, incorporated in the State of Delaware, and owned solely by WCL.

    The Exit Credit Agreement

     On the Effective Date, WCL and the lenders under its credit facility (the "Lenders") entered into a credit agreement (the "Exit Credit Agreement") that combined the term loans under the previous credit facility into one loan for $375 million (paid down throughout the bankruptcy from a pre-petition balance of $975 million). See Note 12 for a further discussion of the terms of the Exit Credit Agreement.

    Capitalization, Corporate Governance, and Leucadia Agreements

     Pursuant to the Plan and a Stockholders Agreement, dated October 15, 2002, between Leucadia and the Company (the "Stockholders Agreement"), the Company's Board of Directors was comprised of four members designated by Leucadia, four members designated by the Official Committee of Unsecured Creditors of WCG, and the Chief Executive Officer of the Company, Jeff K. Storey, who was elected as Chief Executive Officer of the Company and became a member of the Board of Directors on October 31, 2002. Pursuant to the Stockholders Agreement, so long as Leucadia beneficially owned at least 20% of the outstanding common stock of WilTel, it would be entitled to nominate four members of the Board of Directors. If Leucadia beneficially owned less than 20% but more than 10% of the outstanding common stock of WilTel, it would be entitled to nominate one member to the Board of Directors. In addition, the Stockholders Agreement provided that, until October 15, 2004, Leucadia would vote all of its shares of WilTel common stock in favor of Committee designees to the Board. Until October 15, 2004, any replacement of a Committee designee will occur through a nominating process detailed at Section 3.4 of the Stockholders Agreement.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Pursuant to the Stockholders Agreement, for a period of five years from the Effective Date of the Plan, Leucadia would not acquire or agree to acquire any of the Company's securities except (a) with prior approval by a majority of the members of the Board of Directors that are independent or by holders of a majority of the Company voting securities that are not owned by Leucadia voting together as a single class, (b) in connection with certain other acquisitions, so long as Leucadia would not hold in excess of 49% of the Company's voting securities following such acquisition or (c) a Permitted Investor Tender Offer (as defined in the Stockholders Agreement). The Leucadia exchange offer described in Note 1 was a Permitted Investor Tender Offer approved by WilTel's Board of Directors in August 2003 when the Board approved the merger agreement. In addition, the Stockholders Agreement was terminated upon the consummation of the merger by Leucadia.

     The WilTel articles of incorporation (the "Charter") provided that 200 million shares of common stock were authorized for issuance (of which 50 million shares were issued under the Plan and are outstanding), and 100 million shares of preferred stock were authorized for issuance (of which no shares were issued and outstanding).

     Leucadia has entered into a Registration Rights Agreement with the Company by which the Company has granted Leucadia certain rights to obligate the Company to register for sale under the Securities Act of 1933, the shares owned by Leucadia or its affiliates, including the shares issued pursuant to the Plan.

     Leucadia and the Company have entered into a Stockholder Rights and Co-Sale Agreement (the "Co-Sale Agreement") by which, among other things, certain WilTel holders (any of the approximately 2,500 holders who submitted an affidavit within 90 days after the Effective Date, or their Permitted Transferee under the Co-Sale Agreement, who maintain beneficial ownership of at least 100 shares of common stock received pursuant to the Plan) will be eligible to participate in
(i) issuances of Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date and (ii) any transfer (other than transfers to affiliates of Leucadia and Exempt Transactions (as defined in the Co-Sale Agreement)) by Leucadia of shares of WilTel common stock representing 33% or more of the WilTel common stock outstanding. In addition, two such holders each paid $25,000 to the Company (with the submission of the affidavit referred to above) to be eligible to participate in proposed issuances or actual issuances of Other Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date. The Co-Sale Agreement was terminated upon the consummation of the merger by Leucadia.

     On October 28, 2002, Leucadia purchased in a private transaction 1.7 million shares of WilTel's common stock as reported on Schedule 13-D filed on October 30, 2002, which brought Leucadia's ownership interest in WilTel to 47.4%.

    The "Five-Percent Limitation" on Stock Ownership

     As required by the Plan, the Charter imposes certain restrictions on the transfer of "Corporation Securities" (as defined in the Charter, including common stock, preferred stock, and certain other interests) with respect to persons who are, or become, five-percent shareholders of the Company, as determined in accordance with applicable tax laws and regulations (the "Five-percent Ownership Limitation"). The Five-percent Ownership Limitation provides that any transfer of, or agreement to transfer, Corporation Securities prior to the end of the effectiveness of the restriction (as described below) shall be prohibited if either (y) the transferor holds five percent or more of the total fair market value of the Corporation Securities (a "Five-percent Shareholder") or (z) to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (1) any person or group of persons shall become a Five-percent Shareholder, or (2) the holdings of any Five-percent Shareholder shall be increased, excluding issuances of WilTel common stock under the Plan and certain other enumerated exceptions. Each certificate representing shares of WilTel common stock bears a legend that re-states the applicable provisions of the Charter.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Five-percent Ownership Limitation will not apply to: (i) certain transactions approved by the WilTel Board, (ii) an acquisition by Leucadia of shares of the Corporation Securities that, as a percentage of the total shares outstanding, is not greater than the difference between 49% and the percentage of the total shares outstanding acquired by Leucadia or any of its subsidiaries in the Plan, plus any additional Corporation Securities acquired by Leucadia and its subsidiaries, and (iii) certain other transactions specified in the Charter if, prior to the transaction, the WilTel Board or a duly authorized committee thereof determines in good faith upon request of the transferor or transferee that the transaction meets certain specified criteria. The Five-percent Ownership Limitation did not apply to the merger by Leucadia since the merger agreement was approved by the WilTel Board.

    The Charter also prohibits the issuance of non-voting equity securities.

    Additional Effective Date Transactions

     In addition, the following transactions, among others, occurred on the Effective Date pursuant to the Plan (capitalized terms used but not defined herein have the meaning ascribed to them in the Plan):

     o All of the Restated Credit Documents were executed and delivered and became effective, and $350 million was paid to the Lenders thereunder.

     o Each of the transactions that comprised the TWC Settlement occurred or were implemented and became binding and effective in all respects (subject to the Escrow Agreement), including:

          - documents to effect the sale by Williams Headquarters Building Company of the Building Purchase Assets to WTC pursuant to the Real Property Purchase and Sale Agreement were deposited into
               escrow  with  The  Bank  of  New  York,  as  Escrow  Agent,   and
               subsequently delivered when the $330 million proceeds of the Leucadia New Investment and purchase of TWC Assigned Claims were released to the Company and TWC, respectively, pursuant to the terms of the Escrow Agreement;

          - all of the releases contemplated by the TWC Settlement became binding and effective, including releases whereby WCG, WCG's current and former directors and officers, and the Committee released TWC and its current and former directors, officers, and agents; in addition, TWC released WCG and WCG's current and former directors and officers, including the claims that TWC alleged it had against WCG's non-debtor subsidiaries; and

          - all other transactions contemplated under the TWC Settlement were consummated.

          o As contemplated by the Settlement Agreement, the confirmation order provided an injunction with respect to (a) channeling all personal claims of WCG's unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of WilTel's common stock and the right to collect under WCG's director and officer liability insurance policies.

          o Pursuant to the Settlement Agreement, TWC transferred to WCG all of its rights in the "WilTel" and "WilTel Turns Up Worldwide" marks, and in exchange WCG agreed to amend the term of the Trademark License Agreement, dated April 23, 2001, between TWC and WCG, to two years following the Effective Date, at which time the Company would no longer have the right to use the "Williams" mark, the "Williams Communications" mark, and certain other "Williams" related marks. The transfer of these rights was effectuated through an Assignment of Rights Agreement between Williams Information Services Corporation ("WISC") and WCL pursuant to which WISC agreed to grant, sell, and convey to WCL all of its right, title, and interest in the United States and Canada to the trademarks "WilTel" and "WilTel Turns Up Worldwide."

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          o WCG has various administrative service and support contracts with TWC. The Settlement Agreement provides for the continuation of only those contracts between WCG and the TWC entities that WCG views as favorable (the "TWC Continuing Contracts"), as well as modification to certain of those TWC Continuing Contracts to waive any rights to an unfavorable alteration of contract terms due to the New Investment or the transactions contemplated by the Plan.

     All other payments, deliveries and other distributions to be made pursuant to the Plan or the Restated Credit Documents on or as soon as practicable after the Effective Date were made or duly provided for.

20. Adoption of Fresh Start Accounting

     As discussed in Note 19, the Company emerged from bankruptcy on October 15, 2002. Pursuant to the provisions of SOP 90-7, the Company adopted the provisions of fresh start accounting on October 31, 2002 to coincide with its normal monthly financial closing cycle. Under fresh start accounting, the net reorganization value of the Company was allocated among the Company's individual assets and liabilities based upon their relative fair values, which were primarily based upon independent appraisals.

     In conjunction with formulating the Plan, the Company was required to estimate its post-confirmation reorganization value. The Company's financial advisors assisted in the valuation utilizing methodologies that were based upon the cash flow projections and business plan as contemplated by the Predecessor Company. These methodologies incorporated discounted cash flow techniques, a comparison of the Company and its projected performance to market values of comparable companies and a comparison of the Company and its projected performance to values of past transactions involving comparable entities. The cash flow valuations utilized five-year projections discounted at a weighted average cost of capital of approximately 27.5%, including a terminal value equal to a multiple of projected fifth year operating results, together with the net present value of the five-year projected cash flows. Based upon these analyses, upon emergence from the chapter 11 proceedings, the reorganization value for the Company was estimated to be approximately $1.3 billion, which was within the range of reorganization values contained in the Company's disclosure statement filed in the chapter 11 proceedings. This reorganization value was reflected in the Company's consolidated balance sheet upon emergence from the chapter 11 proceedings as post-emergence debt of approximately $573 million and an equity value of $750 million. The Company's post-emergence debt was valued at the present value of amounts expected to be paid, which was principally the face amount. The Company's total common equity value was determined by reference to the implied value of the equity derived from Leucadia's purchase of 44% of the Company for $330 million.

     The reorganization value was allocated to the Company's net assets in relation to their fair values similar to the procedures specified in SFAS 141, "Business Combinations." The Company recorded $2.2 billion in reorganization items to record its net assets to fair value primarily consisting of the following:

          o an adjustment to property, plant and equipment of approximately $2.4 billion to reflect its fair value;

          o an adjustment to deferred revenue of approximately $210 million to reflect the estimated value of such contracts as if they were entered into on the Effective Date;

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          o a liability for long-term commitments not representative of current market conditions of approximately $84 million for commitments that were either above current market rates or for capacity not required based on the Company's business plans primarily related to real estate leases and domestic and international capacity contracts; and

          o an adjustment in the benefit obligation of approximately $40 million to record unrecognized prior service costs and actuarial gains (losses) through October 31, 2002.

     The allocation of net reorganization value to assets and liabilities required significant judgment and assumptions. For example, the Company engaged an independent appraiser to assist in its determination that the fair value of its long-lived assets was approximately $1.5 billion and in its allocation of the fair value to the various asset classes. The Company and the appraiser considered several factors, such as local market conditions; the size and character of the property; the estimated cost to acquire comparable property (if comparable property was available); the estimated cost to acquire new property, less the loss of value (depreciation) resulting from physical, functional and economic obsolescence; contractual relationships; the remaining expected useful life of the assets and estimates of future network capacity utilization. To the extent actual results are different than the assumptions the Company made, future results of operations could be impacted either positively or negatively.

     The aggregate replacement cost of new property, plant and equipment was estimated to be approximately $6 billion. This estimate was comprised of a significant network construction cost element of approximately $3 billion (including rights of way, conduit and fiber) and equipment that is part of the network of approximately $1.5 billion. The network construction and related equipment are both industry specific. The remaining balance of the estimate was comprised of buildings and other equipment, which are not necessarily industry specific. Functional and economic obsolescence factors reduced the aggregate value of the property, plant and equipment by approximately $4 billion and primarily reflected the current abundance of capacity in the telecommunications industry for network-related assets. Estimates of fair values were further reduced to account for the age of the Company's assets. If the assumptions used by the Company were changed to result in a different estimate of fair value, the Company's financial position and results of operations could be materially different. For example, if upon using different assumptions the estimate of fair value was lowered, the Company would have likely recognized some amount of goodwill and less property, plant and equipment upon emergence from its chapter 11 proceedings in its statement of financial position, which would have also resulted in lower depreciation expense in the future. Conversely, if upon using different assumptions the estimate of fair value was greater than the amount determined, there would have been minimal impact on the Company's current financial position or future results of operations, since any such increase in value would reduce the Company's initial estimated value of its long-term assets, which in this case was property, plant and equipment.

     In addition, the net assets of PowerTel were assumed to have minimal value based on assessments by management and its financial advisor assisting with the potential sale of the Company's ownership interest in PowerTel. An important element of that assessment included PowerTel's struggles to maintain compliance with its bank covenants. In August 2003, market conditions improved such that the Company sold its ownership interest in PowerTel resulting in a gain of $21.1 million as discussed in Note 5.

     The fair value adjustment to reflect the new carrying value for deferred revenue of approximately $253 million required a determination of fair value for transactions having limited activity in the current telecommunications market environment. The fair value adjustment considered market indicators related to pricing, quotes from third parties, pricing for comparable transactions as well as the legal obligation of the Company to provide future services in accordance with EITF 01-3, "Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree." The Company also assumed it would continue to perform its contractual obligations through the term of its contracts. Revenue will be recognized on these contracts as services are performed, typically on a straight-line basis over the remaining length of the contract. Future results of operations could be impacted by the early termination of the Company's obligations to the extent the contracts are rejected through a customer bankruptcy proceeding or otherwise settled prior to completing the Company's performance obligation.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     An $84 million liability, on a net present value basis, was recorded for unfavorable long-term commitments that are either above the current market rates for similar transactions (net of certain contracts that are below current market rates) or for telecommunications capacity that is not required based on the Company's revised business plans. These commitments primarily consist of real estate leases and domestic and international capacity contracts. The accrual for these unfavorable commitments includes significant assumptions pertaining to future market prices, future capacity utilization, the ability to enter into subleasing arrangements and that the commitments will not be terminated prior to their expiration dates. The accrued liability will be amortized on a straight-line basis over the life of the commitments. However, future results of operations could be impacted by a subsequent adjustment to the accrued liability as a result of the Company terminating or reducing its contractual obligation as a result of subsequent agreements with contract counter-parties or sublease activity different from the Company's original assumptions.

     The impact of the Plan and fresh start accounting on the Predecessor's consolidated balance sheet as of October 31, 2002 is as follows:

                                                                                                                      Successor
                                                                                                                       Company
                                                             (a)            (b)        Fresh Start           (e)        After
                                           Predecessor       New            Debt        Accounting          Escrow      Escrow
                                             Company      Investment    Restructuring  Adjustments          Release     Release
                                             -------      ----------    -------------  -----------          -------     -------
                                                                              (In millions)

Assets
Current assets:
   Cash and cash equivalents                $    517.6    $      --      $    (350.0)   $      --          $   150.0   $   317.6
   Receivables                                   171.8           --             (1.8)         11.1  (c)         --         181.1
   Notes receivable                               55.0           --               --           --               --          55.0
   Other                                          69.0           --             (0.9)        (13.8) (c)         --          54.3
                                            ----------    ---------      -----------    ----------         ---------   ---------
Total current assets                             813.4           --           (352.7)         (2.7)            150.0       608.0
Property, plant and equipment, net             3,910.1           --               --      (2,408.0) (c)         --       1,502.1
Other assets and deferred charges, net            73.6           --             (3.3)        (20.3) (c)         --          50.0
                                            ----------    ---------      -----------    ----------         ---------   ----------
Total assets                                $  4,797.1    $      --      $    (356.0)   $ (2,431.0)        $   150.0   $ 2,160.1
                                            ==========    =========      ===========    ==========         =========   =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Current liabilities not subject to
     compromise:
     Accounts payable                       $    168.2    $      --      $      (0.5)   $     (0.1) (c)    $    --     $   167.6
     Deferred revenue                            100.6           --               --         (25.4) (c)         --          75.2
     Accrued liabilities                         228.8           --             (0.2)         43.2  (c)         --         271.8
     Long-term debt due within one year          380.1           --           (373.1)          --               --           7.0
                                            ----------    ---------      -----------    ----------         ---------   ---------
   Total current liabilities not                                                                                --
     subject to compromise                       877.7           --           (373.8)         17.7                         521.6
   Current liabilities subject to
     compromise                                  243.0           --           (243.0)          --               --           --
                                            ----------    ---------      -----------    ----------         ---------   ---------
Total current liabilities                      1,120.7           --           (616.8)         17.7              --         521.6
Long-term debt                                   640.8           --            (74.6)        --                 --         566.2
Long-term deferred revenue                       362.1           --               --        (184.4) (c)         --         177.7
Other liabilities                                 51.9           --               --          87.7  (c)         --         139.6
Long-term liabilities subject to
  compromise                                   4,603.9           --         (4,603.9)          --               --           --
Minority interest in consolidated
   Subsidiary                                     36.5           --               --         (31.5) (c)         --           5.0
 6.75% redeemable cumulative
   convertible preferred stock                   166.1           --               --        (166.1) (d)         --           --

Stockholders' equity (deficit):
   Common stock                                    5.0          0.1              0.4          (5.0) (d)         --           0.5
   Capital in excess of par value              3,993.9        149.9            599.6      (3,993.9) (d)         --         749.5
   Subscriptions receivable                        --        (150.0)             --           --               150.0         --
   Accumulated deficit                        (6,167.3)          --          4,339.3       1,828.0  (d)         --           --
   Other comprehensive loss                      (16.5)          --               --          16.5  (d)         --           --
                                            ----------    ---------      -----------    ----------         ---------   ---------
Total stockholders' equity (deficit)          (2,184.9)          --          4,939.3      (2,154.4)            150.0       750.0
                                            ----------    ---------      -----------    ----------         ---------   ---------
Total liabilities and stockholders'
   equity (deficit)                         $  4,797.1    $      --      $    (356.0)   $ (2,431.0)        $   150.0   $ 2,160.1
                                            ==========    =========      ===========    ==========         =========   =========


                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Explanations of the adjustment columns in the consolidated balance sheet are as follows:

(a) To record the $150 million investment by Leucadia as a subscription receivable until the proceeds placed in escrow were released.

(b) To reflect the $350 million prepayment on the credit facility, the discharge of liabilities subject to compromise, the replacement of the sale and subsequent leaseback debt with the OTC Notes and issuance of WilTel common stock upon consummation of the Plan resulting in a gain on the reorganization of $4.3 billion.

(c)  To reflect the fair value of net assets as of October 31, 2002.

(d) To reflect the cancellation of WCG's Class A common stock and the 6.75% redeemable cumulative convertible preferred stock and the elimination of accumulated deficit and other comprehensive loss.

(e) To reflect the release of the $150 million Leucadia investment from escrow in December 2002.

21. Reorganization Items, Net

     Reorganization items, which consist of items incurred by WCG as a result of reorganization under the Bankruptcy Code, are as follows for the ten months ended October 31, 2002:

                                                                 Predecessor
                                                               (In thousands)

Reorganization items, net:
   Gain on the discharge of liabilities (a)                     $  4,339,342
   Fresh start adjustments to fair value (b)...............       (2,154,464)
   Gain on forgiveness of interest (c)....................            73,898
   Write-off of deferred financing costs (d)..............           (92,391)
   Write-off of debt discounts (d)........................           (10,055)
   Retention bonus agreements with former officers (e)....           (12,926)
   Retention incentive expense (e)........................           (12,108)
   Professional fees and other (f).......................            (68,109)
   Interest income (g)...................................              2,845
                                                                 -----------
                                                                 $ 2,066,032
                                                                 ===========

    Explanations of the reorganization items in the table above are as follows:

     (a) The gain on the discharge of liabilities subject to compromise primarily included the Senior Redeemable Notes of approximately $2.4 billion, the Trust Notes of $1.4 billion, the ADP Claims of approximately $754 million, the Pre-Spin Services Claims of $100 million, the replacement of the sale and subsequent leaseback debt with the OTC Notes of approximately $97 million and accrued interest of approximately $137 million, partially offset by the issuance of $600 million of WilTel common stock.

     (b) See Note 20 for a discussion of the adjustments to record net assets to fair value in fresh start accounting.

     (c) As discussed in Note 19, in March 2002, certain provisions of the indenture related to the Trust Notes were amended. The amendment, among other things, provided that TWC would make the required March and September 2002 interest payments on behalf of WCG to WCG Note
          Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes through March 2002 was not a claim in the chapter 11 proceedings, WCG recognized a gain of $73.9 million ($0.15 per share) for the ten months ended October 31, 2002 in accordance with SOP 90-7.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     (d) For the ten months ended October 31, 2002, the Company wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise and a portion of the deferred financing costs associated with the Company's credit facility to reorganization items in accordance with SOP 90-7 since the deferred financing costs and debt discounts do not have a remaining useful life as a result of the chapter 11 proceedings.

     (e) As discussed in Note 16, the Company has recorded $12.9 million in reorganization expense for the ten months ended October 31, 2002 primarily related to taxes on the retention bonus agreements with former officers in place, inasmuch as the Company committed to pay pursuant to those agreements an aggregate of up to $20 million for taxes incurred by the beneficiaries of those agreements. In addition, the Company recorded $12.1 million for the ten months ended October 31, 2002 pursuant to an employee incentive program that was adopted to retain employees during the Company's restructuring process.

     (f) Professional fees and other primarily consists of professional fees for legal and financial advisory services in connection with the reorganization.

     (g) The Company recognized interest income of $2.8 million for the ten months ended October 31, 2002 on accumulated cash that the Company did not disburse as a result of the chapter 11 proceedings.

22. Asset Impairments and Restructuring Charges

     2002

     Asset impairments and restructuring charges of $8.6 million for the two months ended December 31, 2002 included $8.4 million for severance related expenses. Asset impairments and restructuring charges of $28.5 million for the ten months ended October 31, 2002 included $21.6 million for severance related expenses and $4.0 million related to the early termination or settlement of lease agreements. The Company had workforce reductions of approximately 1,400 employees in 2002 and paid out approximately $26 million relating to severance in 2002.

     During the first three quarters of 2002, the Company compared estimated future net cash flows associated with its long-lived assets with the remaining basis of such long-lived assets on a going concern basis, and determined its remaining basis in its long-lived assets was recoverable through future cash flows. Estimates of future net cash flows used for potential impairment analysis were consistent with estimates used by the Company's financial advisors to arrive at the Company's reorganization value and included assumptions regarding decreased prices for the Company's products and services, significant increases in sales quantities in periods beyond 2002 and that the Company would continue to have adequate liquidity. It was determined that no impairment was necessary for the ten months ended October 31, 2002. The adoption of fresh start accounting resulted in a reduction in the Company's carrying value of long-lived assets by approximately $2.4 billion and is reported as a reorganization item. The reorganization value was based on a discounted cash flow methodology, as required, whereas the impairment tests utilized undiscounted cash flows, as required. This is the primary reason no impairment was necessary during the first three quarters of 2002, and a reduction in the carrying value of long-lived assets was necessary at the adoption of fresh start accounting.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     2001

     During and subsequent to fourth quarter 2001, several industry events occurred, including high profile bankruptcies of companies such as Global Crossing Ltd. and Enron Corp. and other actions by WCG's peer group, along with a continuing downward spiral of valuations associated with telecom companies. As a result of the combination of industry events, conditions specific to WCG and as part of its preparation of a comprehensive plan to restructure and de-leverage its balance sheet, management revised its plans and intentions with regard to the use of certain long-lived assets, and accordingly, revised its estimates of future cash flows associated with these long-lived assets. Certain assets were considered excess, and WCG measured future cash flows based on disposition. These assets were impaired as described below using the present value of future cash flows for fair value. Other long-lived assets were currently in use or projected to be in use and these assets were not impaired under SFAS 121 based on management's latest estimates of future cash flows. These estimates included assumptions regarding decreased prices for WCG's products and services, significant increases in sales quantities in periods beyond 2002 and that WCG had adequate liquidity.

     These events also resulted in abandoning or suspending projects because of a reduced workforce or uncertainties related to the availability of funding to complete the projects and limited growth profiles because of uncertainties that were inherent in WCG's business. This analysis resulted in impairments for the year ended December 31, 2001 as follows:

                                                             (In millions)

Dark fiber and conduit (a)............................       $     1,876
Optronics equipment (b)...............................               336
International assets and undersea cable (c)...........               256
Wireless capacity, net (d)............................               215
Abandoned projects and other (e)......................               211
Goodwill and other intangible assets (f)..............                86
                                                             -----------
    Total impairment of long-lived assets.............       $     2,980
                                                             ===========

    Explanations of the items in the table above are as follows:

     (a) WCG assumed that on various routes it would keep 8 to 24 fibers for its internal use. Previous assumptions were that WCG would keep an average of 24 fibers for its own use. WCG's fourth quarter 2001 impairment charge of approximately $1.9 billion considered this change and revised estimates of future cash flows for all excess fiber and conduit.

     (b) Because of increasingly lower prices for excess optronics, WCG recorded a fourth quarter 2001 impairment charge of approximately $186 million. WCG had previously recorded a third quarter 2001 impairment charge of approximately $150 million related to excess optronics.

     (c) As of December 31, 2001, WCG had ownership interests in a number of international routes in process of completion for which the funding of that completion was in doubt. In addition, the completion or expected completion of several undersea cable systems had negatively impacted prices. Because of these conditions, WCG did not believe it would recover its investment in these international assets. As such, WCG recorded a fourth quarter 2001 impairment charge of approximately $256 million on international routes.

     (d) WCG had previously entered into a strategic relationship with Winstar Communications, Inc. ("Winstar"). WCG planned to use wireless technology to provide high capacity local exchange and internet access services to companies located in buildings not served by fiber optic cable. However, in 2001 Winstar filed for bankruptcy protection and the assets were subsequently purchased by another company. Accordingly, WCG fully impaired its basis in the Winstar capacity that it had previously purchased by recording a net fourth quarter 2001 impairment charge of approximately $215 million.

     (e) WCG recorded a fourth quarter 2001 impairment charge of approximately $181 million primarily representing the write-off of project costs that would not be completed because of funding constraints and/or personnel reductions. WCG had previously recorded a third quarter 2001 charge of approximately $30 million for similar items.

     (f) WCG recorded a fourth quarter 2001 impairment charge of approximately $75 million representing the remaining balances of its goodwill and other intangibles. WCG had previously recorded a third quarter 2001 impairment charge of approximately $11 million related to goodwill associated with its satellite operations.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The impairments discussed above related to the Network segment with the exception of goodwill and other intangibles of which $51.3 million related to the Vyvx segment.

23. Discontinued Operations

     On January 25, 2001, WCG's Board of Directors authorized a plan for its management to divest the Solutions segment. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity. This sale closed on March 31, 2001 for approximately $100 million in cash and an interest-bearing $75 million promissory note receivable. Accordingly, the Solutions segment was reflected as discontinued operations in the Income Statement in 2000 and cash proceeds from the sale was reflected in the Statement of Cash Flows in 2001. See
Note 17 for further discussion of the promissory note with Platinum Equity.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001 for approximately $38 million in cash and was reflected in the Statement of Cash Flows in 2001.