Form 10-K/A
period 2003-12-31
LEUCADIA NATIONAL CORP
filed 2004-03-30
CIK 96223

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

 ===============================================================================

NY2:\1386704\01\TPZK01!.DOC\76830.0001

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2003:

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------     ----------------------------------------------------------------


(a)(1)(2) Financial Statements and Schedules.

               Report of Independent Accountants............................................................................  F-1
               Financial Statements:
                  Consolidated Balance Sheets at December 31, 2003 and 2002.................................................  F-2
                  Consolidated Statements of Operations for the years ended December 31,  2003,
                      2002 and 2001.........................................................................................  F-3
                  Consolidated Statements of Cash Flows for the years ended December 31, 2003,
                      2002 and 2001.........................................................................................  F-4
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended
                     December 31, 2003, 2002 and 2001.......................................................................  F-6
                  Notes to Consolidated Financial Statements................................................................  F-7

               Financial Statement Schedule:

                  Schedule I - Condensed Financial Information of Registrant................................................  F-51

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

(c) Exhibits.
    --------

           3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14,
                    1993). *

           3.2 Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (previously filed).

           3.3 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).*

           3.4 Amended and Restated By-laws as amended through March 9, 2004 (previously filed).

           4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

           10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

           10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

           10.3 Fiber Lease Agreement together with Colocation and Maintenance Agreement, each dated April 26, 2002, and each amended October 10, 2002, and February 14, 2003, between WCL and Metromedia Fiber National Network, Inc. (filed as
                    Exhibit 10.48 to WilTel's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "WilTel 10-K")). *

           10.4 Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).*

           10.5 Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (previously filed).

           10.6 Form of Amended and Restated Revolving Credit Agreement dated as of March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).*

           10.7 Purchase Agreement among Conseco, Inc., the Company, Charter National Life Insurance Company, Colonial Penn Group, Inc., Colonial Penn Holdings, Inc., Leucadia Financial Corporation, Intramerica Life Insurance Company, Colonial Penn Franklin Insurance Company and Colonial Penn Insurance Company dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997). *

           10.8 Purchase Agreement among General Electric Capital Corporation, the Company, Charter National Life Insurance Company, Colonial Penn Group Inc. and Colonial Penn Holdings, Inc. dated as of June 30, 1997 (filed as Annex A to the Company's Proxy Statement dated October 3, 1997 (the "1997 Proxy Statement")).*

           10.9 Purchase Agreement by and among Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Charter National Life Insurance Company, Intramerica Life Insurance Company and the Company, dated February 11, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).*

           10.10 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan (filed as Annex A to the 2003 Proxy Statement).*

           10.11 Stock Purchase Agreement by and between the Company and Allstate Life Insurance Company dated as of December 18, 1998 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K)).*

           10.12 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit
                    10.17 to the Company's 1993 10-K).*

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

         10.27 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Century Consolidated SA (filed as
                  Exhibit 10.38 to the 2002 10-K).*

         10.28 Agreement and Plan of Merger, dated August 21, 2003, among the Company, Wrangler Acquisition Corp. and WilTel (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 2003). *

         10.29 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002). *

         10.30 Second Amended and Restated Berkadia LLC Operating Agreement, dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 10.40 to the 2002 10-K).*

         10.31 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in Schedule I thereto (filed as Exhibit 10.41 to the 2002 10-K).*

           10.32 Amended and Restated Alliance Agreement between Telefonos de Mexico, S.A. de C.V. and Williams Communications, Inc., dated May 25, 1999 (filed as Exhibit 10.2 to WCG's Equity Registration Statement, Amendment No. 8, dated September 29,
                    1999). *

           10.33 Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc. dated February 8, 1999 (filed as Exhibit 10.10 WCG's Equity Registration Statement, Amendment No. 1, dated May 27, 1999). *

           10.34 Transport Services Agreement dated February 8, 1999, between Southwestern Bell Communication Services, Inc. and Williams Communications, Inc. (filed as Exhibit 10.11 to WCG's Equity Registration Statement, Amendment No. 1, dated May 27,
                    1999). *

           10.35 Copy of WCG's April 22, 2002, agreement with principal creditor group (filed as Exhibit 10.1 to WCG's Current Report on Form 8-K dated April 22, 2002 (the "WCG April 22, 2002 8-K")). *

           10.36 Copy of WCG's agreement with TWC (filed as Exhibit 10.2 to the WCG April 22, 2002 8-K). *

           10.37 First Amended Joint Chapter 11 Plan of Reorganization of WCG and CG Austria, filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the WCG July 31, 2002 8-K). *

           10.38 Real Property Purchase and Sale Agreement among WilTel, Williams Headquarters Building Company, Williams Technology Center, LLC, WCL, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 4 to the Settlement Agreement (filed as Exhibit 99.6 to the WCG July 31, 2002 8-K). *

           10.39 List of TWC Continuing Contracts, filed with the Bankruptcy Court as Exhibit 5 to the Settlement Agreement (filed as
                    Exhibit 99.7 to the WCG July 31, 2002 8-K). *

           10.40 Agreement for the Resolution of Continuing Contract Disputes among WCG, WCL and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit 99.8 to the WCG July 31, 2002 8-K). *

           10.41 Tax Cooperation Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the WCG July 31, 2002 8-K). *

           10.42 Amendment to Trademark License Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit to the Settlement Agreement (filed as Exhibit 99.10 to the WCG July 31, 2002 8-K). *

           10.43 Assignment of Rights between Williams Information Services Corporation and WCL, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the WCG July 31, 2002 8-K). *

           10.44 Guaranty Indemnification Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as
                    Exhibit 10 to the Settlement Agreement (filed as Exhibit
                    99.12 to the WCG July 31, 2002 8-K). *

           10.45 Declaration of Trust, dated as of October 15, 2002, by and among WCG, WilTel and the Residual Trustee (filed as Exhibit
                    99.1 to WilTel's Current Report on Form 8-K dated October 24, 2002 (the "WilTel October 24, 2002 8-K")). *

        10.46 Second Amended and Restated Credit and Guaranty Agreement of WilTel, dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the WilTel October 24, 2002 8-K). *

        10.47 Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement of WilTel, dated as of September 8, 1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999 (filed as Exhibit 99.13 to the WilTel October 24, 2002 8-K).*

        10.48    Amended and Restated Security Agreement, dated as of April
                 23, 2001, as amended and restated as of October 15, 2002 (filed as Exhibit 99.14 to the WilTel October 24, 2002 8-K). *


        10.49 Amendment No. 1, dated as of October 15, 2002, to the Real Property Purchase and Sale Agreement, dated as of July 26, 2002, among Williams Headquarters Building Company, WTC, WCL, WCG and Williams Communications Aircraft, LLC (filed as
                 Exhibit 99.15 to the WilTel October 24, 2002 8-K). *

        10.50 Pledge Agreement dated as of October 15, 2002, by CG Austria, Inc., as pledgor, to Williams Headquarters Building Company, as pledgee (filed as Exhibit 10.42 to the WilTel 10-K). *

        10.51 First Amendment to Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc., by and between SBC Communications Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.43 to the WilTel 10-K). *

        10.52 First Amendment to Transport Services Agreement among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., dated September 29, 2000 (filed as Exhibit 10.44 to the WilTel 10-K). *

        10.53 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of June 25, 2001 (filed as Exhibit 10.45 to the WilTel 10-K). *

        10.54 Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and Amendment No. 2 dated June 25, 2001, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.46 to the WilTel 10-K). *

        10.55 Fiber Lease Agreement, together with Colocation and Maintenance Agreement and Lease Agreement #2, each dated April 26, 2002, and each amended October 10, 2002, between Metromedia Fiber Network Services, Inc. and WCL (filed as
                 Exhibit 10.47 to the WilTel 10-K). *

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

           31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

           32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

           32.3     Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.**

            (d) Financial statement schedules.
                -----------------------------

               (1) Berkadia LLC financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from inception, February 26, 2001, to December 31, 2001 (previously filed).

               (2) Olympus Re Holdings, Ltd. combined financial statements as of December 31, 2003 and 2002 for the years ended December 31, 2003 and 2002 and for the period from December 3, 2001 (date of incorporation) to December 31, 2001 (previously filed).

               (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 (filed as Item 8 of The FINOVA Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*

               (4) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 (previously filed).

               (5) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period from January 1, 2002 (commencement of operations) to December 31, 2002 and EagleRock Master Fund financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period from May 1, 2002 (commencement of operations) to December 31, 2002 (previously filed).

               (6) WilTel Communications Group, Inc. consolidated financial statements as of November 5, 2003 and December 31, 2002 (Successor Company), and for the periods from January 1, 2003 through November 5, 2003, and November 1, 2002 through December 31, 2002 (Successor Company) and the periods January 1, 2002 through October 31, 2002, and for the year ended December 31, 2001 (Predecessor Company) (previously filed).

-----------------------------
* Incorporated by reference.

** Furnished pursuant to item 601(b) (32) of Regulation S-K.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEUCADIA NATIONAL CORPORATION


March 30, 2004                                By:  /s/  Barbara L. Lowenthal
                                                 -------------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller