Form 10-Q
period 2004-03-31
LEUCADIA NATIONAL CORP
filed 2004-05-07
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at April 30, 2004: 70,872,502.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Dollars in thousands, except par value)

                                                                                           March 31,           December 31,
                                                                                             2004                 2003
                                                                                          -----------          -----------
                                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $   345,796          $   214,390
   Investments                                                                                660,342              714,363
   Trade, notes and other receivables, net                                                    468,819              372,104
   Prepaids and other current assets                                                           49,164               49,506
                                                                                          -----------          -----------
       Total current assets                                                                 1,524,121            1,350,363
Non-current investments                                                                       647,925              673,742
Notes and other receivables, net                                                               16,356              193,459
Other assets                                                                                  309,310              298,589
Property, equipment and leasehold improvements, net                                         1,388,667            1,450,099
Investments in associated companies                                                           475,678              430,912
                                                                                          -----------          -----------
           Total                                                                          $ 4,362,057          $ 4,397,164
                                                                                          ===========          ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                    $   343,226          $   377,473
   Deferred revenue                                                                            44,978               47,311
   Other current liabilities                                                                  112,286               89,390
   Customer banking deposits due within one year                                               85,146              103,331
   Long-term debt due within one year                                                          23,033               23,956
   Income taxes payable                                                                        18,528               15,867
                                                                                          -----------          -----------
       Total current liabilities                                                              627,197              657,328
Long-term deferred revenue                                                                    152,353              156,582
Other non-current liabilities                                                                 228,178              234,446
Non-current customer banking deposits                                                          33,943               42,201
Long-term debt                                                                              1,158,725            1,154,878
                                                                                          -----------          -----------
       Total liabilities                                                                    2,200,396            2,245,435
                                                                                          -----------          -----------

Commitments and contingencies

Minority interest                                                                              16,434               17,568
                                                                                          -----------          -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
  70,871,502 and 70,823,502 shares issued and outstanding, after deducting
  47,710,719 shares held in treasury                                                           70,872               70,824
Additional paid-in capital                                                                    614,450              613,274
Accumulated other comprehensive income                                                        174,045              152,251
Retained earnings                                                                           1,285,860            1,297,812
                                                                                          -----------          -----------
       Total shareholders' equity                                                           2,145,227            2,134,161
                                                                                          -----------          -----------

           Total                                                                          $ 4,362,057          $ 4,397,164
                                                                                          ===========          ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)


                                                                                             2004                2003
                                                                                             ----                ----
Revenues:
   Telecommunications                                                                     $ 380,979          $   --
   Healthcare                                                                                63,227              --
   Manufacturing                                                                             13,382             12,147
   Finance                                                                                    8,485             17,144
   Investment and other income                                                               36,430             25,303
   Net securities gains                                                                       9,272              2,305
                                                                                          ---------          ---------
                                                                                            511,775             56,899
                                                                                          ---------          ---------
Expenses:
   Cost of sales:
      Telecommunications                                                                    286,777               --
      Healthcare                                                                             51,786               --
      Manufacturing                                                                           9,696              8,949
   Interest                                                                                  21,003              6,799
   Salaries                                                                                  43,140              9,072
   Depreciation and amortization                                                             63,125              4,591
   Selling, general and other expenses                                                       71,908             31,689
                                                                                          ---------          ---------
                                                                                            547,435             61,100
                                                                                          ---------          ---------
       Loss before income taxes, minority expense of trust preferred
        securities and equity in income (losses) of associated companies                    (35,660)            (4,201)
Income taxes                                                                                    273             (1,486)
                                                                                          ---------          ---------
       Loss before minority expense of trust preferred securities and
        equity in income (losses) of associated companies                                   (35,933)            (2,715)
Minority expense of trust preferred securities, net of taxes                                   --               (1,381)

Equity in income (losses) of associated companies, net of taxes                              23,981             (9,690)
                                                                                          ---------          ---------

       Net loss                                                                           $ (11,952)         $ (13,786)
                                                                                          =========          =========

Basic loss per common share                                                                  $ (.17)            $ (.23)
                                                                                             ======             ======

Diluted loss per common share                                                                $ (.17)            $ (.23)
                                                                                             ======             ======






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2004 and 2003
(In thousands)
(Unaudited)


                                                                                                  2004              2003
                                                                                               ---------          ---------
Net cash flows from operating activities:
Net loss                                                                                       $ (11,952)         $ (13,786)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
   Deferred income tax benefit                                                                     --                  (219)
   Depreciation and amortization of property, equipment and leasehold improvements                64,434              4,968
   Other amortization                                                                                683                857
   Provision for doubtful accounts                                                                   982              4,472
   Net securities gains                                                                           (9,272)            (2,305)
   Equity in (income) losses of associated companies                                             (23,981)             9,690
   Distributions from associated companies                                                        20,382             18,072
   Gain on disposal of real estate, property and equipment, and other assets                     (10,429)            (2,745)
   Investments classified as trading, net                                                          8,371             (5,654)
   Net change in:
      Trade, notes and other receivables                                                          29,610              1,781
      Prepaids and other assets                                                                   (4,689)            (4,267)
      Trade payables and expense accruals                                                        (27,432)            (9,399)
      Other liabilities                                                                           21,878             (4,055)
      Deferred revenue                                                                            (6,562)               --
      Income taxes payable                                                                         2,661             (2,462)
   Other                                                                                             672             (1,677)
                                                                                               ---------          ---------
      Net cash provided by (used for) operating activities                                        55,356             (6,729)
                                                                                               ---------          ---------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (18,182)            (1,323)
Acquisitions of and capital expenditures for real estate investments                              (2,839)            (1,654)
Proceeds from disposals of real estate, property and equipment, and other assets                  17,055              5,303
Advances on loan receivables                                                                        --               (2,906)
Principal collections on loan receivables                                                         29,093             37,580
Advances on notes receivables                                                                       --                 (100)
Collections on notes receivables                                                                  26,462              3,111
Investments in associated companies                                                              (51,000)            (1,853)
Purchases of investments (other than short-term)                                                (287,498)           (76,833)
Proceeds from maturities of investments                                                          185,060             36,949
Proceeds from sales of investments                                                               205,730             64,313
                                                                                               ---------          ---------
      Net cash provided by investing activities                                                  103,881             62,587
                                                                                               ---------          ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                          (26,342)           (85,792)
Issuance of long-term debt, net of issuance costs                                                   --                3,961
Reduction of long-term debt                                                                       (2,682)              (901)
Issuance of common shares                                                                          1,224                182
                                                                                               ---------          ---------
      Net cash used for financing activities                                                     (27,800)           (82,550)
                                                                                               ---------          ---------
Effect of foreign exchange rate changes on cash                                                      (31)                34
                                                                                               ---------          ---------
      Net increase (decrease) in cash and cash equivalents                                       131,406            (26,658)
Cash and cash equivalents at January 1,                                                          214,390            418,600
                                                                                               ---------          ---------
Cash and cash equivalents at March 31,                                                         $ 345,796          $ 391,942
                                                                                               =========          =========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2004 and 2003
(In thousands, except par value)
(Unaudited)


                                                     Series A
                                                    Non-Voting     Common                   Accumulated
                                                    Convertible    Shares     Additional       Other
                                                     Preferred     $1 Par     Paid-In      Comprehensive    Retained
                                                      Stock        Value      Capital      Income (Loss)    Earnings        Total
                                                     ---------     -------    --------     -------------    --------        -----

Balance, January 1, 2003                             $47,507      $ 58,269    $154,260      $ 56,025       $ 1,218,464   $1,534,525
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
    investments                                                                               13,364                         13,364
   Net change in unrealized foreign exchange
    gain (loss)                                                                                  994                            994
   Net change in unrealized gain (loss) on
    derivative instruments                                                                      (197)                          (197)
   Net loss                                                                                                    (13,786)     (13,786)
                                                                                                                            -------
     Comprehensive income                                                                                                       375
                                                                                                                            -------
Conversion of convertible preferred shares into
   common shares                                     (47,507)        1,348      46,159                                        --
Exercise of options to purchase common shares                            6         176                                          182
                                                     -------      --------    --------      --------       -----------   ----------
Balance, March 31, 2003                              $  --        $ 59,623    $200,595      $ 70,186       $ 1,204,678   $1,535,082
                                                     =======      ========    ========      ========       ===========   ==========

Balance, January 1, 2004                             $  --        $ 70,824    $613,274      $152,251       $ 1,297,812   $2,134,161
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
    investments                                                                               22,235                         22,235
   Net change in unrealized foreign exchange
    gain (loss)                                                                               (1,029)                        (1,029)
   Net change in unrealized gain (loss) on
    derivative instruments                                                                       588                            588
   Net loss                                                                                                    (11,952)     (11,952)
                                                                                                                         ----------
     Comprehensive income                                                                                                     9,842
                                                                                                                         ----------
Exercise of options to purchase common shares                           48       1,176                                        1,224
                                                     -------      --------    --------      --------       -----------   ----------
Balance, March 31, 2004                              $ --         $ 70,872    $614,450      $174,045       $ 1,285,860   $2,145,227
                                                     =======      ========    ========      ========       ===========   ==========






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2003, which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2003 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2003 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net loss would not have been materially different from that reported.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision ("FIN 46R") to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. The implementation of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated results of operations or financial condition.

2. Results of operations for the Company's segments are reflected from the date of acquisition. As more fully described in the 2003 10-K, WilTel Communications Group, Inc. ("WilTel") became a consolidated subsidiary of the Company in November 2003, and Symphony Health Services, LLC ("Symphony") became a consolidated subsidiary of the Company in September 2003.

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

     The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable measure under generally accepted accounting principles ("GAAP"), which is used for all other reportable segments, for the first quarter of 2004 (in thousands):


                                                                                    Network            Vyvx
                                                                                   ---------         ---------

     Segment profit from operations (1)                                            $  14,459         $  6,351
     Depreciation and amortization expense                                           (54,545)          (2,288)
     Interest expense, net of investment income (2)                                   (6,555)            (556)
     Other non-operating income (expense), net (2)                                     3,004               20
                                                                                   ---------         --------
     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in
        income (losses) of associated companies                                    $ (43,637)        $  3,527
                                                                                   =========         ========

     (1)  See note (c) to segment information below.
     (2) These items have been allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

     Certain information concerning the Company's segments for the three month periods ended March 31, 2004 and 2003 is presented in the following table.

                                                                                      2004              2003
                                                                                      ----              ----
                                                                                            (In thousands)
     Revenues (a):
        Network (b)                                                                $ 362,175           $  --
        Vyvx                                                                          27,963              --
        Healthcare Services                                                           63,247              --
        Banking and Lending                                                            8,707             20,468
        Manufacturing                                                                 13,401             12,166
        Domestic Real Estate                                                          17,391             10,122
        Other Operations                                                               8,650              7,070
        Corporate                                                                     14,732              7,073
        Intersegment elimination (c)                                                  (4,491)             --
                                                                                   ---------           --------

            Total consolidated revenues                                            $ 511,775           $ 56,899
                                                                                   =========           ========

     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies:
        Network (c)                                                                $ (43,637)          $  --
        Vyvx (c)                                                                       3,527              --
        Healthcare Services                                                            2,383              --
        Banking and Lending                                                            5,314              4,840
        Manufacturing                                                                    926                262
        Domestic Real Estate                                                           7,960              1,532
        Other Operations                                                                (378)            (1,074)
        Corporate                                                                    (11,755)            (9,761)
                                                                                   ---------           --------
            Total consolidated loss from continuing operations
              before income taxes, minority expense of trust
              preferred securities and equity in income (losses)
              of associated companies                                              $ (35,660)          $ (4,201)
                                                                                   =========           ========


     (a) Revenues for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

     (b) Includes services provided to SBC Communications Inc. ("SBC") of $238,400,000 pursuant to long-term preferred provider agreements as described in the 2003 10-K.

     (c) Eliminates intersegment revenues billed from Network to Vyvx. However, the intersegment revenues are included in the calculation to determine the income (loss) from continuing operations for each of Network and Vyvx.

3. The following tables provide summarized data with respect to significant investments in associated companies accounted for under the equity method of accounting for the periods the investments were owned by the Company and, with respect to WilTel, for the period prior to it becoming a consolidated subsidiary of the Company. The information is provided for those investments (other than WilTel) whose relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2004 (in thousands).


                                                                                                                       March 31,
                                                                                                                         2003
                                                                                                                         ----

     Investment in WilTel:
         Total revenues                                                                                              $ 288,000
         Loss from continuing operations before extraordinary items                                                    (73,200)
         Net loss                                                                                                      (73,200)
         The Company's equity in net loss                                                                              (34,800)

                                                                                                      March 31,        March 31,
                                                                                                        2004             2003
                                                                                                        ----             ----
     Investment in Berkadia:
         Total revenues                                                                             $   2,400        $  60,300
         Income from continuing operations before extraordinary items                                   2,200           53,200
         Net income                                                                                     2,200           53,200
         The Company's equity in net income                                                               800           22,800

     Investment in Olympus Re Holdings, Ltd.:
         Total revenues                                                                             $ 134,100        $  91,600
         Income from continuing operations before extraordinary items                                  50,300           49,100
         Net income                                                                                    50,300           49,100
         The Company's equity in net income                                                             8,300           12,300

     Investment in EagleRock Capital Partners (QP), LP:
         Total revenues                                                                             $   5,300        $     700
         Income from continuing operations before extraordinary items                                   5,100              100
         Net income                                                                                     5,100              100
         The Company's equity in net income                                                             4,300              100

     Investment in Jefferies Partners Opportunity Fund II, LLC:
         Total revenues                                                                             $   7,000        $   5,800
         Income from continuing operations before extraordinary items                                   6,400            5,000
         Net income                                                                                     6,400            5,000
         The Company's equity in net income                                                             4,400            3,500

     For the three month periods ended March 31, 2004 and 2003, the Company's equity in the income of Berkadia consists of the following (in thousands):

                                                                                                        2004             2003
                                                                                                        ----             ----

     Net interest spread on the Berkadia loan - 10% of total                                        $   --           $     900
     Net interest savings                                                                                 300              400
     Amortization of Berkadia loan discount related to cash fees - 50% of total                           200            8,400
     Amortization of Berkadia loan discount related to FINOVA stock - 50% of total                        300           13,100
                                                                                                    ---------        ---------
         Equity in income of associated companies - Berkadia                                        $     800        $  22,800
                                                                                                    =========        =========


     Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in future periods.

4. A summary of investments at March 31, 2004 and December 31, 2003 is as follows (in thousands):


                                                                        March 31, 2004                     December 31, 2003
                                                                -----------------------------      -------------------------------
                                                                               Carrying Value                       Carrying Value
                                                                 Amortized     and Estimated        Amortized        and Estimated
                                                                    Cost         Fair Value           Cost           Fair Value
                                                                 ----------    -------------        ---------       --------------


     Current Investments:
        Investments available for sale                           $ 563,577        $ 580,488         $ 606,387         $ 623,570
        Trading securities                                          63,287           75,600            74,923            86,392
        Other investments, including accrued interest income         4,254            4,254             4,401             4,401
                                                                 ---------        ---------         ---------         ---------

            Total current investments                            $ 631,118        $ 660,342         $ 685,711         $ 714,363
                                                                 =========        =========         =========        ==========

     Non-current Investments:
        Investments available for sale                           $ 373,752        $ 629,354         $ 420,947         $ 655,178
        Other investments                                           18,571           18,571            18,564            18,564
                                                                 ---------        ---------         ---------         ---------

            Total non-current investments                        $ 392,323        $ 647,925         $ 439,511         $ 673,742
                                                                 =========        =========         =========         =========

5. A summary of intangible assets (which are included in other assets in the consolidated balance sheets) at March 31, 2004 and December 31, 2003 is as follows (in thousands):


                                                                                        March 31,        December 31,
                                                                                          2004              2003
                                                                                        --------         -----------

     Mineral rights                                                                     $ 47,639         $ 48,404
     Tradename, net of accumulated amortization of $172 and $85                            5,049            3,427
     Customer relationships, net of accumulated amortization of $716 and $351             20,134           12,459
                                                                                        --------         --------
                                                                                        $ 72,822         $ 64,290
                                                                                        ========         ========

     As  more  fully  described  in  the  2003  10-K,   tradename  and  customer
     relationship intangible assets were recognized in connection with the acquisition of WilTel. The net carrying amount of these intangible assets increased approximately $8,200,000 during the first quarter of 2004, due to the completion of certain, but not all of the analyses used to allocate the purchase price to the individual assets acquired, which also resulted in a reduction to the amount initially allocated to property and equipment. During the three months ended March 31, 2004, the Company recorded approximately $1,500,000 of customer relationship intangible assets in connection with an acquisition made by its manufacturing segment. The manufacturing segment's customer relationship intangible assets will be amortized on a straight-line basis over an average useful life of approximately three years.

     Amortization expense on intangible assets was $500,000 for the three month period ended March 31, 2004. The estimated aggregate future amortization expense for the tradename and customer relationship intangible assets for each of the next five years is approximately $2,200,000. As previously disclosed in the 2003 10-K, the intangible asset associated with mineral rights relates to the Las Cruces mineral rights of MK Gold. These mineral rights will be amortized once production at the Las Cruces project commences.

6. A summary of accumulated other comprehensive income (loss) at March 31, 2004 and December 31, 2003 is as follows (in thousands):


                                                                              March 31,         December 31,
                                                                                2004               2003
                                                                            -----------         ----------

          Net unrealized gains on investments                                $ 184,023          $ 161,788
          Net unrealized foreign exchange gains                                  6,473              7,502
          Net unrealized losses on derivative instruments                       (2,812)            (3,400)
          Net minimum pension liability                                        (13,639)           (13,639)
                                                                             ---------          ---------
                                                                             $ 174,045          $ 152,251
                                                                             =========          =========

7. Included in investment and other income for the three month periods ended March 31, 2004 and 2003 is income (charges) of $(1,200,000) and $1,600,000, respectively, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133").

8. Pension expense for the three month periods ended March 31, 2004 and 2003 related to the defined benefit pension plan (other than WilTel's plan) charged to operations included the following components (in thousands):

                                                                                2004               2003
                                                                                ----               ----

          Interest cost                                                         $  532             $  581
          Expected return on plan assets                                          (448)              (445)
          Actuarial loss                                                           144                 60
          Amortization of prior service cost                                         1                  1
                                                                                ------             ------
             Net pension expense                                                $  229             $  197
                                                                                ======             ======


     WilTel's pension expense for the three month period ended March 31, 2004 related to the defined benefit pension plan charged to operations included the following components (in thousands):

          Interest cost                                                        $ 1,612
          Service cost                                                             863
          Expected return on plan assets                                          (960)
                                                                               -------
             Net pension expense                                               $ 1,515
                                                                               =======

     Employer contributions to WilTel's defined benefit pension plan were not material during the first quarter of 2004.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three month periods ended March 31, 2004 and 2003.

9. Income tax expense for the three months ended March 31, 2004 relates to state income taxes. The Company has not recorded a federal income tax benefit for its loss from operations due to the uncertainty of future taxable income required to recognize a federal income tax benefit.

10. Per share amounts were calculated by dividing net loss by the sum of the weighted average number of common shares outstanding. The number of shares used to calculate basic and diluted loss per share amounts was 70,848,000 and 59,618,000 for the three month periods ended March 31, 2004 and 2003, respectively. For 2004 and 2003, options and warrants to purchase approximately 621,000 and 373,000 weighted average shares of common stock, respectively, were outstanding but were not included in the computation of diluted loss per share, as those options and warrants were antidilutive. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred Shares are treated as common shares and are included in the weighted average share calculations for basic and diluted per share computations for 2003.

11. Cash paid for interest and net income taxes paid (refunded) was $27,600,000 and $(28,000,000), respectively for the three month period ended March 31, 2004 and $8,500,000 and $400,000, respectively, for the three month period ended March 31, 2003.

12. In March 2004, the Company entered into agreements to sell its subprime automobile and collateralized consumer loan portfolios, which represent 97% of banking and lending's total outstanding loans (net of unearned finance charges) as of March 31, 2004. The sales closed during the second quarter of 2004, and the Company received aggregate cash proceeds of approximately $149,000,000 and will report a pre-tax gain of approximately $8,000,000.

     The remaining activities at the banking and lending segment primarily consist of the collection or sale of its remaining loans (including pursuing recoveries for previously written-off loans) and the retirement or sale of its customer banking deposits using the segment's available cash. The Company expects to complete these activities during 2004, and will then surrender its national bank charter. Once the liquidation of this segment is complete, it will be reclassified as a discontinued operation.

13. Effective March 2004, the Company amended its unsecured bank credit facility to extend its maturity to March 2007. As of March 31, 2004, no amounts were outstanding under this $110,000,000 bank credit facility.

14. In April 2004, the Company sold $100,000,000 principal amount of its 7% Senior Notes due 2013 in a private placement transaction at 102.191% of the principal amount. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Company is obligated to complete a registered exchange offer pursuant to which each holder of the privately placed senior notes will have the opportunity to exchange those notes for publicly registered notes.

     In April 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 in a private placement transaction. The notes are convertible into the Company's common shares at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 14.5138 shares per each $1,000 principal amount of notes (an aggregate of 5,079,830 shares), subject to adjustment. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Company is obligated to file a shelf registration statement in respect of the notes and the common shares issuable upon conversion of the notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 10-K.

                         Liquidity and Capital Resources

For the three month period ended March 31, 2004, net cash was provided by operations principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures, as described below, and the refund of excess federal income tax payments. For the three month period ended March 31, 2003, net cash was used for operations principally as a result of an increase in the Company's investment in the trading portfolio, lower investment income on corporate investments, and payment of corporate interest and overhead expenses.

As of March 31, 2004, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by its regulated subsidiaries and non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,216,600,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $627,300,000 (52%), the equity investment in White Mountains Insurance Group, Ltd. of $196,700,000 (16%) (that can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement) and other publicly traded debt and equity securities aggregating $392,600,000 (32%).

In January 2004 the Company invested $50,000,000 for a limited partnership interest in Pershing Square, L.P. ("Pershing"), a partnership that is authorized to engage in a variety of investing activities. The Company has the right to receive an annual distribution equal to its share of Pershing's profits, if any, but cannot otherwise redeem its investment prior to December 31, 2005. The Company recorded $2,900,000 of pre-tax income from this investment under the equity method of accounting for the first quarter of 2004.

As of March 31, 2004, WilTel had aggregate cash and investments of $220,900,000 (excluding investments pledged as collateral), an increase of $35,100,000 from December 31, 2003. During the first quarter of 2004, net cash was generated by WilTel's operating activities, and WilTel's capital expenditures were $15,200,000. In addition, in conjunction with a pricing agreement for certain voice services, WilTel received $25,000,000 from SBC for pre-funding of certain capital expenditures. If WilTel and SBC enter into another pricing agreement for certain voice services by January 2005, WilTel will be required to refund this amount to SBC. If WilTel and SBC do not enter into another pricing agreement by such date, to the extent the $25,000,000 is not spent as outlined in the agreement, the unspent portion is to be returned to SBC. The Company has reflected the amount received as a liability in its consolidated balance sheet.

WilTel is a party to various legal actions and claims, and has reserved $37,900,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

In a recent ruling, the Federal Communications Commission ("FCC") clarified that whenever traffic originates and terminates on the public switched telephone network, long distance carriers (such as WilTel) that carry such traffic must pay access charges. Regional Bell Operating Companies have attempted to recover unpaid access charges from long distance carriers who were following business practices not consistent with the recent FCC ruling. Although WilTel had been actively seeking clarification from the FCC concerning this matter, WilTel's policy has been to accrue access charges in a manner that it believes is consistent with the FCC's ruling. The FCC's ruling is not expected to have any material impact on WilTel; however, certain of WilTel's customers may be adversely affected.

As of December 31, 2003, Symphony was not in compliance with a financial covenant contained in its $50,000,000 credit facility but had obtained a waiver from the lender that suspended application of the covenant until March 31, 2004. Symphony was in compliance with the covenant as of March 31, 2004, and expects it will continue to be in compliance in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $168,900,000 and $205,500,000 at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, 45% were loans to individuals generally collateralized by automobiles; 51% were loans to consumers, substantially all of which were collateralized by real or personal property; 2% were loans to small businesses; and 2% were unsecured loans. The banking and lending segment is no longer making consumer loans; operating activities at this segment have been limited to maximizing the amount collected from its loan portfolios (including pursuing recoveries for previously written-off loans) and liquidating the business in an orderly and cost efficient manner. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers, which totaled $119,100,000 and $145,500,000 at March 31, 2004 and December 31, 2003, respectively. The cash flows generated from the collections on its loan portfolios have been used to retire these deposits as they matured.

In March 2004, the Company entered into agreements to sell its subprime automobile and collateralized consumer loan portfolios. These portfolios are classified as current assets as of March 31, 2004. The sales closed during the second quarter of 2004, and the Company received aggregate cash proceeds of approximately $149,000,000. The Company expects to complete the liquidation of this segment during 2004, and will reclassify the segment as a discontinued operation at that time.

Effective March 2004, the Company amended its unsecured bank credit facility to extend its maturity to March 2007. As of March 31, 2004, no amounts were outstanding under this $110,000,000 bank credit facility.

In April 2004, the Company sold $100,000,000 principal amount of its 7% Senior Notes due 2013 in a private placement transaction at 102.191% of the principal amount. In April 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 in a private placement transaction. The net cash proceeds from the sales of the 7% Senior Notes and the 3 3/4% Convertible Senior Subordinated Notes are being used for general corporate purposes.

                              Results of Operations

         Three Months Ended March 31, 2004 Compared to the Three Months
                              Ended March 31, 2003

Telecommunications

The following table reconciles WilTel's segment profit from operations to pre-tax income (loss) for the first quarter of 2004. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

                                                                         Network           Vyvx           Total
                                                                         -------           ----           -----
                                                                                     (In thousands)

          Operating revenues (1)                                       $  353,100      $  27,800          $  380,900
                                                                       ==========      =========          ==========
          Segment profit from operations                               $   14,500      $   6,400          $   20,900
          Depreciation and amortization expense                           (54,500)        (2,300)            (56,800)
          Interest expense, net of investment income (2)                   (6,600)          (600)             (7,200)
          Other non-operating income (expense), net (2)                     3,000          --                  3,000
                                                                       ----------      ---------          ----------
          Pre-tax income (loss)                                        $  (43,600)     $   3,500          $  (40,100)
                                                                       ==========      =========          ==========

(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $4,500,000.
(2) These items have been allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


As more fully discussed in the 2003 10-K, prior to November 2003 the Company accounted for its 47.4% share of WilTel's losses under the equity method of accounting, and recorded losses related to its investment in WilTel of $34,800,000 for the first quarter of 2003.

SBC, a major communications provider in the U.S., is WilTel's largest customer. As more fully described in the 2003 10-K, WilTel and SBC have entered into preferred provider agreements that extend until 2019, which govern the manner in which pricing for individual services is determined. Network's revenues include services provided to SBC of $238,400,000 during 2004, representing approximately 66% of total Network revenues. Network's revenues from SBC have continued to grow, principally related to voice products, for which SBC and WilTel have agreed to use a fixed price through January 2005. The growth in voice revenue resulted from, in part, SBC's continued growth in long distance services in various states, including California, Michigan, Indiana, Ohio, Illinois and Wisconsin. Revenues and gross margins for non-SBC related business continue to reflect the excess telecommunications capacity in the marketplace, which has resulted in lower prices for WilTel and others in the industry, and created a very competitive environment for acquiring new business.

Network cost of sales reflects the level of revenues, primarily due to traffic related access and egress costs. The Company's consolidated statement of operations includes salaries expense of $27,600,000 and selling, general and other expenses of $38,300,000 for Network during the first quarter of 2004. Other income includes a gain of $2,800,000 related to cash and securities received in excess of the book value of a secured claim in a customer's bankruptcy.

Vyvx revenues and profitability reflect the typical seasonality of the advertising distribution business, with lower volumes in the early part of the year as compared to higher volumes during the holiday movie season later in the year. Cost of sales reflects the level of revenue. The Company's consolidated statement of operations includes salaries expense of $4,200,000 and selling, general and other expenses of $3,600,000 for Vyvx during the first quarter of 2004.

Healthcare Services

For the three month period ended March 31, 2004, the pre-tax income of the healthcare services segment was $2,400,000. During this period, healthcare services revenues were $63,200,000 and cost of sales, which primarily consist of salaries and employee benefits, were $51,800,000. Legislative caps on Part B Medicare therapy, which negatively impacted Symphony's revenues in 2003, have been removed for 2004 and 2005, and the fee schedule for such services has also been increased by 1.5%. As a result, Symphony's revenues for these therapy services increased 39% in the first quarter of 2004 compared to the fourth quarter of 2003, comparing only those locations that were operating during both quarters. Symphony also added new customers during 2004; however, certain low margin and non-profitable accounts were cancelled resulting in a slight decrease in total locations serviced. For the first quarter of 2004, one customer accounted for approximately 16% of Symphony's revenues.

The ability of Symphony to continue to grow its business depends heavily upon its ability to attract, develop and retain qualified therapists. There is a current shortage of qualified therapists industry-wide, and Symphony has open positions for both full-time and part-time professionals. The inability to fully staff these positions in-house causes Symphony and others in its industry to hire independent contractors to perform required services, which increases costs, thereby reducing margins, and can also result in lost revenue opportunities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Banking and Lending

As stated previously, the current activities of the banking and lending segment are limited to liquidating its business in an orderly and cost efficient manner. As a result, revenues and expenses for this segment included in the Company's consolidated statements of operations are reflective of the continuing decrease in the size of the loan portfolio. Pre-tax income for the banking and lending segment was $5,300,000 and $4,800,000 for the three months ended March 31, 2004 and 2003, respectively.

Finance revenues, which reflect both the level and mix of consumer instalment loans, decreased in the three month period ended March 31, 2004 as compared to the similar period in 2003 due to fewer average loans outstanding. Average loans outstanding were $185,900,000 and $348,500,000 for the three month periods ended March 31, 2004 and 2003, respectively. Although finance revenues decreased in the 2004 period as compared to the same period in 2003, pre-tax results increased primarily due to a $1,800,000 reduction in interest expense, principally resulting from reduced customer banking deposits, a decline in the provision for loan losses, less interest paid on interest rate swaps and lower salaries expense resulting from the segment's restructuring efforts. Pre-tax results for the banking and lending segment in the 2003 period also includes gains related to the mark-to-market values of interest rate swaps of $1,700,000.

In the three month period ended March 31, 2004, the banking and lending segment's provision for loan losses decreased as compared to the same period in 2003 primarily due to the decline in loans outstanding and lower net charge-offs. At March 31, 2004, the allowance for loan losses for the Company's entire loan portfolio was $17,300,000 or 10.2% of the outstanding loans, as compared to $24,200,000 or 11.8% of the outstanding loans at December 31, 2003.

Manufacturing

Manufacturing revenues increased approximately 10% in the first quarter of 2004 as compared to the same period in 2003 primarily due to increases in the construction, carpet padding and agricultural markets, although revenues in the consumer products and packaging markets declined. Although raw material costs have increased in 2004, the Company has increased selling prices in most markets, which has enabled it to maintain its gross profit margins. The increase in pre-tax results for 2004 reflects the revenue and gross margin increase and lower operating expenses than in 2003, primarily due to workforce reductions and other cost reduction initiatives.

Domestic Real Estate

Revenues and pre-tax income from domestic real estate increased in the first quarter of 2004 as compared to the same period in 2003 principally as a result of increased gains from property sales of $6,100,000. In January 2004, the Company closed on the sale of appropriately 2,400 acres of unimproved land in Utah which it had owned since 1997 for cash proceeds of $8,800,000, and recognized a gain of $7,600,000. Pre-tax income for 2004 also reflects increased operating profits at the Company's Hawaiian hotel.

The Company has begun a lot sales program with respect to its proposed 95-lot development project in South Walton County, Florida, which had a book value of $10,600,000 at March 31, 2004. The Company has entered into agreements to sell 73 lots at a total sales price of approximately $39,000,000, subject to the buyers approval of certain project documents and customary closing conditions. The Company began marketing the remaining lots for sale during May 2004. All of the lot sale agreements will require the Company to complete certain improvements to the lots as a condition to closing, which improvements the Company expects to complete during 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Corporate and Other Operations

Net security gains for the three month period ended March 31, 2004 include gains on the sale of a portion of the investment in Carmike Cinemas, Inc., which reduced the common stock interest in Carmike to 6%. Net securities gains (losses) for the three month period ended March 31, 2003 include a provision of $2,700,000 to write down the Company's investments in certain available for sale securities.

The increase in investment and other income in the three month period ended March 31, 2004 as compared to the same period in 2003 principally reflects greater revenues from the Company's gas operations and other miscellaneous income, although revenues from the Company's wineries declined. Corporate investment and other income also reflects a decline related to the accounting for mark-to-market values of Corporate derivatives.

The increase in interest expense in 2004 as compared to 2003 primarily reflects interest expense relating to the $275,000,000 aggregate principal amount of the 7% Senior Notes that the Company issued subsequent to the first quarter of 2003, and dividends accrued on its trust issued preferred securities, which commencing July 1, 2003 are classified as interest expense (shown as minority interest in prior periods) as a result of the implementation of Statement of Financial Accounting Standards No. 150.

Income tax expense for the three months ended March 31, 2004 relates to state income taxes. The Company has not recorded a federal income tax benefit for its loss from operations due to the uncertainty of future taxable income required to recognize a federal income tax benefit.

Associated Companies

Equity in income (losses) of associated companies for the three month periods ended March 31, 2004 and 2003 includes the following (in thousands):


                                                                                 2004              2003
                                                                                 ----              ----

          Berkadia                                                            $    800          $  22,800
          Olympus Re Holdings, Ltd.                                              8,300             12,300
          WilTel                                                                  --              (34,800)
          EagleRock Capital Partners (QP), LP                                    4,300                100
          Jefferies Partners Opportunity Fund II, LLC                            4,400              3,500
          HomeFed Corporation                                                    2,000               (700)
          Pershing                                                               2,900               --
          Other                                                                  1,300                900
                                                                              --------          ---------
            Pre-tax                                                             24,000              4,100
          Income tax expense                                                      --               13,800
                                                                              --------          ---------
            Equity in income (losses), net of taxes                           $ 24,000          $  (9,700)
                                                                              ========          =========

Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in the future.

The reduction in the Company's equity in income of Olympus reflects the reduction in the Company's ownership interest as discussed in the 2003 10-K.

As more fully discussed in the 2003 10-K, WilTel became a consolidated subsidiary in November 2003 and the Company ceased applying the equity method of accounting at that time.

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

     The inability to obtain the necessary financing for the Las Cruces copper mining project, which could delay or prevent completion of the project;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

(b) There were no significant changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               31.3 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of  President  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.3 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.


           b)  Reports on Form 8-K.

               The Company filed current reports on Form 8-K dated March 5, 2004, March 12, 2004, March 19, 2004 and March 26, 2004, which set forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LEUCADIA NATIONAL CORPORATION
                                                        (Registrant)





Date:  May 7, 2004                          By: /s/ Barbara L. Lowenthal
                                                ------------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller
                                                (Chief Accounting Officer)

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