Form 10-Q
period 2004-06-30
LEUCADIA NATIONAL CORP
filed 2004-08-06
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 30, 2004: 70,900,502.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Dollars in thousands, except par value)



                                                                                           June 30,            December 31,
                                                                                             2004                 2003
                                                                                          -----------          -----------
                                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $   563,021          $   214,390
   Investments                                                                                910,823              714,363
   Trade, notes and other receivables, net                                                    331,803              372,104
   Prepaids and other current assets                                                           51,301               49,506
                                                                                          -----------          -----------
       Total current assets                                                                 1,856,948            1,350,363
Non-current investments                                                                       729,776              673,742
Notes and other receivables, net                                                               18,180              193,459
Other assets                                                                                  247,946              223,970
Property, equipment and leasehold improvements, net                                         1,423,714            1,524,718
Investments in associated companies                                                           492,130              430,912
                                                                                          -----------          -----------

           Total                                                                          $ 4,768,694          $ 4,397,164
                                                                                          ===========          ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                    $   377,851          $   377,473
   Deferred revenue                                                                            43,945               47,311
   Other current liabilities                                                                  103,087               89,390
   Customer banking deposits due within one year                                               50,784              103,331
   Long-term debt due within one year                                                          50,614               23,956
   Income taxes payable                                                                        18,821               15,867
                                                                                          -----------          -----------
       Total current liabilities                                                              645,102              657,328
Long-term deferred revenue                                                                    158,280              156,582
Other non-current liabilities                                                                 220,266              234,446
Non-current customer banking deposits                                                          13,414               42,201
Long-term debt                                                                              1,579,941            1,154,878
                                                                                          -----------          -----------
       Total liabilities                                                                    2,617,003            2,245,435
                                                                                          -----------          -----------

Commitments and contingencies

Minority interest                                                                              16,555               17,568
                                                                                          -----------          -----------

Shareholders' Equity
Common shares, par value $1 per share, authorized 150,000,000 shares;
 70,896,002 and 70,823,502 shares issued and outstanding, after deducting
 47,710,719 shares held in treasury                                                            70,896               70,824
Additional paid-in capital                                                                    615,014              613,274
Accumulated other comprehensive income                                                        129,391              152,251
Retained earnings                                                                           1,319,835            1,297,812
                                                                                          -----------          -----------
       Total shareholders' equity                                                           2,135,136            2,134,161
                                                                                          -----------          -----------

           Total                                                                          $ 4,768,694          $ 4,397,164
                                                                                          ===========          ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)


                                                                                For the Three Month            For the Six Month
                                                                               Period Ended June 30,         Period Ended June 30,
                                                                               ---------------------         ---------------------
                                                                                2004           2003            2004          2003
                                                                                ----           ----            ----          ----

Revenues:
   Telecommunications                                                        $ 395,414       $   --        $ 776,393       $   --
   Healthcare                                                                   64,044           --          127,271           --
   Manufacturing                                                                16,683         14,078         30,065         26,225
   Finance                                                                       1,279         14,734          9,764         31,878
   Investment and other income                                                  41,526         40,609         77,956         65,912
   Net securities gains (losses)                                                52,346         (2,091)        61,618            214
                                                                             ---------       --------      ---------      ---------
                                                                               571,292         67,330      1,083,067        124,229
                                                                             ---------       --------      ---------      ---------
Expenses:
   Cost of sales:
      Telecommunications                                                       285,514           --          572,291           --
      Healthcare                                                                52,281           --          104,067           --
      Manufacturing                                                             11,831         10,201         21,527         19,150
   Interest                                                                     24,743          7,473         45,746         14,272
   Salaries                                                                     45,584          6,927         88,724         15,999
   Depreciation and amortization                                                58,975          3,921        122,100          8,512
   Selling, general and other expenses                                          68,485         27,139        140,393         58,828
                                                                             ---------       --------      ---------      ---------
                                                                               547,413         55,661      1,094,848        116,761
                                                                             ---------       --------      ---------      ---------
       Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity
        in income (losses) of associated companies                              23,879         11,669        (11,781)         7,468
Income tax provision (benefit)                                                  (3,889)         1,348         (3,616)          (138)
                                                                             ---------       --------      ---------      ---------
       Income (loss) from continuing operations before minority
        expense of trust preferred securities and equity in
        income (losses) of associated companies                                 27,768         10,321         (8,165)         7,606
Minority expense of trust preferred securities, net of taxes                      --           (1,380)          --           (2,761)
Equity in income (losses) of associated companies, net of taxes                  4,151          2,542         28,132         (7,148)
                                                                             ---------       --------      ---------      ---------

       Income (loss) from continuing operations                                 31,919         11,483         19,967         (2,303)
Income from discontinued operations, net of tax benefit of $663
 for 2003                                                                        2,056          3,934          2,056          3,934
                                                                             ---------       --------      ---------      ---------

       Net income                                                            $  33,975       $ 15,417      $  22,023      $   1,631
                                                                             =========       ========      =========      =========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                  $     .45       $    .19      $     .28      $    (.04)
   Income from discontinued operations                                             .03             07            .03            .07
                                                                             ---------       --------      ---------      ---------
       Net income                                                            $     .48       $    .26      $     .31      $     .03
                                                                             =========       ========      =========      =========


Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                  $     .44       $    .19      $     .28      $    (.04)
   Income from discontinued operations                                             .03             07            .03            .07
                                                                             ---------       --------      ---------      ---------
       Net income                                                            $     .47       $    .26      $     .31      $     .03
                                                                             =========       ========      =========      =========







             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2004 and 2003
(In thousands)
(Unaudited)


                                                                                                          2004             2003
                                                                                                          ----             ----

Net cash flows from operating activities:
Net income                                                                                           $    22,023         $    1,631
Adjustments to reconcile net income to net cash provided by (used for) operations:
   Deferred income tax provision (benefit)                                                                10,752             (2,248)
   Depreciation and amortization of property, equipment and leasehold improvements                       124,564              9,893
   Other amortization                                                                                      1,127                 82
   Provision for doubtful accounts                                                                        (6,542)             5,357
   Net securities gains                                                                                  (61,618)              (214)
   Equity in (income) losses of associated companies                                                     (43,280)             7,148
   Distributions from associated companies                                                                20,948             22,129
   Gain on disposal of real estate, property and equipment, loan receivables and
     other assets                                                                                        (16,197)           (13,950)
   Gain on disposal of discontinued operations                                                            (2,056)              --
   Investments classified as trading, net                                                                 11,608             (9,446)
   Net change in:
      Trade, notes and other receivables                                                                  28,195             (5,113)
      Prepaids and other assets                                                                          (14,091)           (12,060)
      Trade payables and expense accruals                                                                 13,236            (12,885)
      Other liabilities                                                                                    7,559             (2,006)
      Deferred revenue                                                                                    (1,668)              --
      Income taxes payable                                                                                 2,954              1,734
   Other                                                                                                  (1,689)              (337)
   Net change in net assets of discontinued operations                                                      --               (1,824)
                                                                                                     -----------         ----------
      Net cash provided by (used for) operating activities                                                95,825            (12,109)
                                                                                                     -----------         ----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                            (48,074)            (3,308)
Acquisitions of and capital expenditures for real estate investments                                      (5,193)           (11,383)
Proceeds from disposals of real estate, property and equipment, and other assets                          25,467             13,829
Cash acquired upon acquisition of WebLink                                                                   --               21,459
Advances on loan receivables                                                                                --               (2,966)
Principal collections on loan receivables                                                                 37,280             73,674
Proceeds from sale of loan receivables                                                                   149,042               --
Advances on notes receivables                                                                               (400)              (400)
Collections on notes receivables                                                                          26,868             13,214
Investments in associated companies                                                                      (51,422)           (11,390)
Purchases of investments (other than short-term)                                                      (1,202,857)          (520,385)
Proceeds from maturities of investments                                                                  402,225            140,405
Proceeds from sales of investments                                                                       567,756            307,446
                                                                                                     -----------         ----------
      Net cash provided by (used for) investing activities                                               (99,308)            20,195
                                                                                                     -----------         ----------

Net cash flows from financing activities:
Net change in customer banking deposits                                                                  (81,002)          (138,697)
Issuance of long-term debt, net of issuance costs                                                        437,598            211,049
Reduction of long-term debt                                                                               (6,182)            (2,548)
Issuance of common shares                                                                                  1,812                522
                                                                                                     -----------         ----------
      Net cash provided by financing activities                                                          352,226             70,326
                                                                                                     -----------         ----------
Effect of foreign exchange rate changes on cash                                                             (112)               302
                                                                                                     -----------         ----------
      Net increase in cash and cash equivalents                                                          348,631             78,714
Cash and cash equivalents at January 1,                                                                  214,390            418,600
                                                                                                     -----------         ----------
Cash and cash equivalents at June 30,                                                                $   563,021         $  497,314
                                                                                                     ===========         ==========






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2004 and 2003
(In thousands, except par value)
(Unaudited)



                                                     Series A
                                                    Non-Voting     Common                  Accumulated
                                                   Convertible     Shares     Additional      Other
                                                    Preferred      $1 Par       Paid-In    Comprehensive   Retained
                                                      Stock        Value       Capital     Income (Loss)   Earnings        Total
                                                   ------------   -------     ----------   -------------   ---------     ----------


Balance, January 1, 2003                             $47,507      $58,269      $154,260      $ 56,025     $1,218,464     $1,534,525
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
    investments, net of taxes of $24,541                                                       45,435                        45,435
   Net change in unrealized foreign exchange
    gain (loss), net of taxes of $971                                                           4,468                         4,468
   Net change in unrealized gain (loss) on
    derivative instruments, net of taxes of $399                                                 (741)                         (741)
   Net income                                                                                                  1,631          1,631
                                                                                                                         ----------
     Comprehensive income                                                                                                    50,793
                                                                                                                         ----------
Conversion of convertible preferred shares into
 common shares                                       (47,507)       1,348        46,159                                       --
Exercise of options to purchase common shares                          22           500                                         522
Purchase of stock for treasury                                         (2)          (59)                                        (61)
                                                     -------      -------      --------      --------     ----------     ----------
Balance, June 30, 2003                               $  --        $59,637      $200,860      $105,187     $1,220,095     $1,585,779
                                                     =======      =======      ========      ========     ==========     ==========

Balance, January 1, 2004                             $  --        $70,824      $613,274      $152,251     $1,297,812     $2,134,161
                                                                                                                         ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on
    investments, net of taxes of $10,545                                                      (22,421)                      (22,421)
   Net change in unrealized foreign exchange
    gain (loss), net of taxes of $504                                                          (1,072)                       (1,072)
   Net change in unrealized gain (loss) on
    derivative instruments, net of taxes of $297                                                  633                           633
   Net income                                                                                                 22,023         22,023
                                                                                                                         ----------
     Comprehensive loss                                                                                                        (837)
                                                                                                                         ----------
Exercise of options to purchase common shares                          72         1,740                                       1,812
                                                     -------      -------      --------      --------     ----------     ----------
Balance, June 30, 2004                               $  --        $70,896      $615,014      $129,391     $1,319,835     $2,135,136
                                                     =======      =======      ========      ========     ==========     ==========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2003, which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2003 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2003 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision ("FIN 46R") to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. The implementation of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated results of operations or financial condition.

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

     The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable measure under GAAP, which is used for all other reportable segments, for the three and six month periods ended June 30, 2004 (in thousands):


                                                                            For the Three Month              For the Six Month
                                                                         Period Ended June 30, 2004      Period Ended June 30, 2004
                                                                         --------------------------      --------------------------
                                                                           Network          Vyvx          Network           Vyvx
                                                                           -------          ----          -------           ----

     Segment profit from operations (1)                                   $  31,891      $   8,713       $   46,350        $ 15,064
     Depreciation and amortization expense                                  (51,117)        (2,174)        (105,662)         (4,462)
     Interest expense, net of investment income (2)                          (7,047)          (529)         (13,602)         (1,085)
     Other non-operating income (expense), net (2)                              (66)            (6)           2,938              14
                                                                          ---------      ---------       ----------        --------
     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in
      income (losses) of associated companies                             $ (26,339)     $   6,004       $  (69,976)       $  9,531
                                                                          =========      =========       ==========        ========

     (1)  See note (d) to segment information below.

     (2) These items have been allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

     Certain information concerning the Company's segments for the three and six month periods ended June 30, 2004 and 2003 is presented in the following table.


                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2004           2003           2004            2003
                                                                             ----           ----           ----            ----
Revenues (a):
   Network (b)                                                          $ 369,698       $   --         $  731,873      $    --
   Vyvx                                                                    31,421           --             59,384           --
   Healthcare Services                                                     64,068           --            127,315           --
   Banking and Lending                                                     11,183          16,720          19,890          37,188
   Manufacturing                                                           16,675          14,437          30,076          26,603
   Domestic Real Estate                                                    10,363          16,104          27,754          26,226
   Other Operations                                                         8,153           8,105          16,803          15,175
   Corporate (c)                                                           64,312          11,964          79,044          19,037
   Intersegment elimination (d)                                            (4,581)           --            (9,072)           --
                                                                        ---------       ---------      ----------      ----------

       Total consolidated revenues                                      $ 571,292       $  67,330      $1,083,067      $  124,229
                                                                        =========       =========      ==========      ==========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies:
   Network (d)                                                          $ (26,339)      $    --        $  (69,976)     $    --
   Vyvx (d)                                                                 6,004            --             9,531           --
   Healthcare Services                                                      5,405            --             7,788           --
   Banking and Lending                                                      9,252           7,080          14,566          11,920
   Manufacturing                                                            2,336           1,515           3,262           1,777
   Domestic Real Estate                                                    (5,382)          7,158           2,578           8,690
   Other Operations                                                        (1,440)           (140)         (1,818)         (1,214)
   Corporate (c)                                                           34,043          (3,944)         22,288         (13,705)
                                                                        ---------       ---------      ----------      ----------
       Total consolidated income (loss) from continuing
        operations before income taxes, minority expense of
        trust preferred securities and equity in income (losses)
        of associated companies                                         $  23,879       $  11,669      $  (11,781)     $    7,468
                                                                        =========       =========      ==========      ==========


     (a) Revenues for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

     (b) Includes services provided to SBC Communications Inc. ("SBC") of $261,600,000 and $500,000,000, respectively, for the three and six month periods ended June 30, 2004, pursuant to long-term preferred provider agreements as described in the 2003 10-K.

     (c)  Includes  net  securities   gains  of  $52,500,000  and   $61,500,000,
          respectively, for the three and six month periods ended June 30, 2004.

     (d) Eliminates intersegment revenues billed from Network to Vyvx. However, the intersegment revenues are included in the calculation to determine the income (loss) from continuing operations for each of Network and Vyvx.

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



                                                                                                                    June 30,
                                                                                                                     2003
                                                                                                                  ----------
     Investment in WilTel:
         Total revenues                                                                                           $ 611,500
         Loss from continuing operations before extraordinary items                                                (119,900)
         Net loss                                                                                                  (119,900)
         The Company's equity in net loss                                                                           (57,100)

                                                                                                    June 30,       June 30,
                                                                                                     2004            2003
                                                                                                   ---------       --------
     Investment in Berkadia:
         Total revenues                                                                           $   2,400       $  80,500
         Income from continuing operations before extraordinary items                                 2,200          68,100
         Net income                                                                                   2,200          68,100
         The Company's equity in net income                                                             800          27,300

     Investment in Olympus Re Holdings, Ltd.:
         Total revenues                                                                           $ 244,400       $ 209,900
         Income from continuing operations before extraordinary items                                96,700          90,100
         Net income                                                                                  96,700          90,100
         The Company's equity in net income                                                          15,500          22,500

     Investment in EagleRock Capital Partners (QP), LP:
         Total revenues                                                                           $   7,400       $  16,500
         Income from continuing operations before extraordinary items                                 6,900          14,500
         Net income                                                                                   6,900          14,500
         The Company's equity in net income                                                           5,900          14,300

     Investment in Jefferies Partners Opportunity Fund II, LLC:
         Total revenues                                                                           $  13,900       $  11,100
         Income from continuing operations before extraordinary items                                12,600           9,700
         Net income                                                                                  12,600           9,700
         The Company's equity in net income                                                           8,700           6,900



     For the three and six month periods ended June 30, 2004 and 2003, the Company's equity in the income of Berkadia consists of the following (in thousands):



                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2004           2003           2004            2003
                                                                             ----           ----           ----            ----

     Net interest spread on the Berkadia loan - 10% of total                $ --         $   600        $   --         $  1,500
     Net interest savings                                                     --             500            300             900
     Amortization of Berkadia loan discount related to cash fees -
      50% of total                                                            --           1,300            200           9,700
     Amortization of Berkadia loan discount related to FINOVA
      stock - 50% of total                                                    --           2,100            300          15,200
                                                                            ------        ------        -------        --------
            Equity in income of associated companies - Berkadia             $ --         $ 4,500        $   800        $ 27,300
                                                                            ======       =======        =======        ========



     Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in future periods.

     Equity in income of associated companies is net of income tax expense of $15,200,000 and $13,500,000 for the three month periods ended June 30, 2004 and 2003, respectively, and $15,200,000 and $27,200,000 for the six month periods ended June 30, 2004 and 2003, respectively.

4. A summary of investments at June 30, 2004 and December 31, 2003 is as follows (in thousands):


                                                                       June 30, 2004                      December 31, 2003
                                                                 -----------------------------      ------------------------------
                                                                                Carrying Value                      Carrying Value
                                                                 Amortized       and Estimated       Amortized      and Estimated
                                                                    Cost          Fair Value           Cost           Fair Value
                                                                 ---------        ----------         ---------        ----------

     Current Investments:
        Investments available for sale                           $ 838,977        $  838,809         $ 606,387        $  623,570
        Trading securities                                          55,901            65,084            74,923            86,392
        Other investments, including accrued interest income         6,930             6,930             4,401             4,401
                                                                 ---------        ----------         ---------        ----------
            Total current investments                            $ 901,808        $  910,823         $ 685,711        $  714,363
                                                                 =========        ==========         =========        ==========

     Non-current Investments:
        Investments available for sale                           $ 492,449        $  712,100         $ 420,947        $  655,178
        Other investments                                           17,676            17,676            18,564            18,564
                                                                 ---------        ----------         ---------        ----------
            Total non-current investments                        $ 510,125        $  729,776         $ 439,511        $  673,742
                                                                 =========        ==========         =========        ==========


5. A summary of intangible assets (which are included in other assets in the consolidated balance sheets) at June 30, 2004 and December 31, 2003 is as follows (in thousands):

                                                                                               June 30,       December 31,
                                                                                                2004             2003
                                                                                             ----------       -----------

     Tradename, net of accumulated amortization of $260 and $85                              $   4,961          $ 3,427
     Customer relationships, net of accumulated amortization of $1,229 and $351                 20,029           12,459
                                                                                              --------          -------
                                                                                              $ 24,990          $15,886
                                                                                              ========          =======

     As  more  fully  described  in  the  2003  10-K,   tradename  and  customer
     relationship intangible assets were recognized in connection with the acquisition of WilTel. The net carrying amount of these intangible assets increased $8,200,000 during the first six months of 2004, due to the completion of certain, but not all of the analyses used to allocate the purchase price to the individual assets acquired, which also resulted in a reduction to the amount initially allocated to property and equipment. During 2004, the Company recorded $1,900,000 of customer relationship intangible assets in connection with an acquisition made by its manufacturing segment. The manufacturing segment's customer relationship intangible assets will be amortized on a straight-line basis over an average useful life of approximately three years.

     Amortization expense on intangible assets was $600,000 and $1,100,000, respectively, for the three and six month periods ended June 30, 2004. The estimated aggregate future amortization expense for the tradename and customer relationship intangible assets for each of the next five years is as follows (in thousands): 2004 (for the remaining six months) - $1,200; 2005 - $2,400; 2006 - $2,400; 2007 - $2,200; and 2008 - $1,800.

     As previously disclosed in the 2003 10-K, the Las Cruces mineral rights of MK Resources Company (formerly MK Gold Company) have been classified as an intangible asset. Effective April 2004, the FASB ratified the Emerging Issues Task Force's consensus that mineral rights should be accounted for as tangible assets and classified as a component of property and equipment. In accordance with this pronouncement, the Company has reclassified this asset in the consolidated balance sheet as of December 31, 2003.

6. Effective March 2004, the Company amended its unsecured bank credit facility to extend its maturity to March 2007. As of June 30, 2004, no amounts were outstanding under this $110,000,000 bank credit facility.

7. In April 2004, the Company sold $100,000,000 principal amount of its 7% Senior Notes due 2013 in a private placement transaction at 102.191% of the principal amount. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Company has completed a registered exchange offer pursuant to which each holder of the privately placed senior notes exchanged those notes for publicly registered notes.

     In April 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 (the "3 3/4% Convertible Notes") in a private placement transaction. The notes are convertible into the Company's common shares at $68.90 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 14.5138 shares per each $1,000 principal amount of notes (an aggregate of 5,079,830 shares), subject to adjustment. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Company is obligated to file a shelf registration statement in respect of the notes and the common shares issuable upon conversion of the notes.

8. A summary of accumulated other comprehensive income (loss) at June 30, 2004 and December 31, 2003 is as follows (in thousands):


                                                                             June 30,          December 31,
                                                                               2004               2003
                                                                            ----------          ----------

          Net unrealized gains on investments                               $  139,367         $ 161,788
          Net unrealized foreign exchange gains                                  6,430             7,502
          Net unrealized losses on derivative instruments                       (2,767)           (3,400)
          Net minimum pension liability                                        (13,639)          (13,639)
                                                                            ----------         ---------
                                                                            $  129,391         $ 152,251
                                                                            ==========         =========

9. Included in investment and other income is income of $2,500,000 and $1,300,000, respectively, for the three and six month periods ended June 30, 2004 and income (charges) of $(900,000) and $700,000, respectively, for the three and six month periods ended June 30, 2003, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133").

10. In May 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios, which represented 97% of banking and lending's total outstanding loans (net of unearned finance charges) as of March 31, 2004. The Company received aggregate cash proceeds of $149,000,000 and reported a pre-tax gain of $9,000,000, which is reflected in investment and other income.

     The remaining activities at the banking and lending segment primarily consist of the collection or sale of its remaining loans (including pursuing recoveries for previously written-off loans) and the retirement or sale of its customer banking deposits using the segment's available cash. The Company expects to complete these activities during 2004, and upon completion will surrender its national bank charter. Once the liquidation of this segment is complete, it will be reclassified as a discontinued operation.

11. During the second quarter of 2004, selling, general and other expenses include a non-cash charge of approximately $7,100,000 to reduce the carrying amount of a commercial real estate property to its estimated fair value. The Company does not have an active program to dispose of the property and is not committed to do so; however, the Company is considering selling the property and has received a non-binding letter of intent from a third party purchaser. Accordingly, the Company has employed the held and used model to evaluate the recoverability of the property; fair value used to determine the impairment was estimated primarily based on the letter of intent. If the property is sold, the Company is likely to incur prepayment mortgage penalties of approximately $1,000,000, which have not been recorded at June 30, 2004. This property will be classified as a discontinued operation in the period in which it is either disposed of or meets the criteria for held for sale treatment.

12. Pension expense for the three and six month periods ended June 30, 2004 and 2003 related to the defined benefit pension plan (other than WilTel's plan) charged to operations included the following components (in thousands):



                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2004           2003           2004             2003
                                                                             ----           ----           ----             ----

     Interest cost                                                           $  531         $  581         $1,063          $1,162
     Expected return on plan assets                                            (447)          (445)          (895)           (890)
     Actuarial loss                                                             144             61            288             121
     Amortization of prior service cost                                        --             --                1               1
                                                                             ------         ------         ------          ------
        Net pension expense                                                  $  228         $  197         $  457          $  394
                                                                             ======         ======         ======          ======


     WilTel's pension expense for the three and six month periods ended June 30, 2004 related to the defined benefit pension plan charged to operations included the following components (in thousands):



                                                                            For the Three Month             For the Six Month
                                                                         Period Ended June 30, 2004     Period Ended June 30, 2004
                                                                         --------------------------     --------------------------

     Interest cost                                                                 $  1,612                      $   3,224
     Service cost                                                                       864                          1,727
     Expected return on plan assets                                                    (961)                        (1,921)
                                                                                   --------                      ---------
        Net pension expense                                                        $  1,515                      $   3,030
                                                                                   ========                      =========

     Employer contributions to WilTel's defined benefit pension plan were not material during the six month period ended June 30, 2004. As discussed in the 2003 10-K, 2004 pension contributions were expected to be $5,000,000; however, based on updated actuarial calculations, 2004 contributions are now expected to be $3,800,000.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and six month periods ended June 30, 2004 and 2003.

13. In the fourth quarter of 2003, WebLink Wireless, Inc. sold substantially all of its operating assets to a subsidiary of Metrocall Holdings, Inc. ("Metrocall") and was classified as a discontinued operation. A portion of the sales proceeds consisted of a warrant to purchase up to 100,000 shares of Metrocall's common stock at $40 per share, subject to certain vesting criteria. During the second quarter of 2004, these warrants vested and the Company recorded $2,200,000 as gain on disposal of discontinued operations (net of minority interest), which represented the estimated fair value of the warrants. The gain has not been reduced for any federal income tax expense due to WebLink's large net operating loss carryforwards, which carried a full valuation allowance at December 31, 2003.

     During the second quarter of 2003, the Company settled certain tax payment responsibilities with the purchaser of Colonial Penn Insurance Company. Income from discontinued operations for the 2003 periods includes a payment of $1,800,000 from the purchaser to reimburse the Company for tax payments previously made.

14. For the six month period ended June 30, 2004, the Company has recorded a net federal income tax provision on income from continuing operations, inclusive of a federal tax provision netted against equity in income of associated companies. The provision for federal income tax on income from continuing operations is fully offset by a federal income tax benefit recognized on losses in other comprehensive income. As a result, when all components of income are aggregated there is no net federal income tax expense recorded for the periods ended June 30, 2004. Income taxes for the 2004 periods also include a provision for state income taxes. Income taxes for the 2003 periods differ from the expected statutory federal rate principally due to the exclusion of the income related to the refund of foreign taxes not based on income.

15. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes had been converted into common shares for the period they were outstanding and earnings increased for the interest on such notes, net of the income tax effect. The number of shares used to calculate basic earnings (loss) per share amounts was 70,880,000 and 59,630,000 for the three month periods ended June 30, 2004 and 2003, respectively, and 70,863,000 and 59,624,000 for the six month periods ended June 30, 2004 and 2003, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 75,299,000 and 60,069,000 for the three month periods ended June 30, 2004 and 2003, respectively, and 71,478,000 and 59,624,000 for the six month periods ended June 30, 2004 and 2003, respectively. For the six month period ended June 30, 2004, the 3 3/4% Convertible Notes were not included in the computation of diluted earnings per share, as these notes were antidilutive. For the six month period ended June 30, 2003, options and warrants to purchase approximately 407,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share, as those options and warrants were antidilutive. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred Shares are treated as common shares and are included in the weighted average share calculations for basic and diluted per share computations for 2003.

16. On June 16, 2004, Joseph S. Steinberg, President of the Company, sold his warrants to purchase 400,000 of the Company's common shares to Jefferies & Company, Inc., based on a value of $50 per Leucadia share. The warrants are exercisable through May 15, 2005 at an exercise price of $23.95 per share. The Company has filed a shelf registration statement covering the 400,000 shares issuable upon conversion of the warrants. The registration statement has not been declared effective.

17. Cash paid for interest and net income taxes paid (refunded) was $38,000,000 and $(27,800,000), respectively, for the six month period ended June 30, 2004 and $14,200,000 and $3,300,000, respectively, for the six month period ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 10-K.

                         Liquidity and Capital Resources

For the six month period ended June 30, 2004, net cash was provided by operations principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures, as described below, the refund of excess federal income tax payments, accrued but unpaid interest on debt and an increase in accounts payable due to the timing of payments. For the six month period ended June 30, 2003, net cash was used for operations principally as a result of an increase in the Company's investment in the trading portfolio, lower investment income on corporate investments and payment of corporate interest and overhead expenses.

As of June 30, 2004, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by its regulated subsidiaries and non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,644,800,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,065,400,000 (65%), the equity investment in White Mountains Insurance Group, Ltd. of $191,300,000 (12%) (that can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement) and other publicly traded debt and equity securities aggregating $388,100,000 (23%).

In January 2004, the Company invested $50,000,000 for a limited partnership interest in Pershing Square, L.P. ("Pershing"), a partnership that is authorized to engage in a variety of investing activities. The Company has the right to receive an annual distribution equal to its share of Pershing's profits, if any, but cannot otherwise redeem its investment prior to December 31, 2005.

Effective March 2004, the Company amended its unsecured bank credit facility to extend its maturity to March 2007. As of June 30, 2004, no amounts were outstanding under this $110,000,000 bank credit facility.

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

As of June 30, 2004, WilTel had aggregate cash and investments of $246,700,000 (excluding investments pledged as collateral), an increase of $60,900,000 from December 31, 2003. During the six month period ended June 30, 2004, net cash was generated by WilTel's operating activities, and WilTel's capital expenditures were $38,900,000. In addition, in conjunction with a pricing agreement for certain voice services, WilTel received $25,000,000 from SBC for pre-funding of certain capital expenditures. If WilTel and SBC enter into another pricing agreement for certain voice services by January 2005, WilTel will be required to refund this amount to SBC. If WilTel and SBC do not enter into another pricing agreement by such date, to the extent the $25,000,000 is not spent as outlined in the agreement, the unspent portion is to be returned to SBC. The Company has reflected the amount received as a liability in its consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


WilTel is a party to various legal actions and claims, and has reserved $38,900,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit struck down a Federal Communications Commission ("FCC") rule that required regional telephone companies to open their networks to competitors at reasonable rates. Although a number of parties have petitioned for a Supreme Court review of this ruling, these petitions have not been granted. As a result, competing telephone companies may be charged higher rates by regional telephone companies to use parts of their networks, or incur costs to purchase and install their own networks in order to offer local phone service. This ruling is not expected to have a material impact on WilTel's costs but could have a significant impact on the costs of certain of WilTel's customers.

In a May 2004 ruling, the FCC clarified that whenever traffic originates and terminates on the public switched telephone network, long distance carriers (such as WilTel) that carry such traffic must pay access charges. Regional Bell Operating Companies have attempted to recover unpaid access charges from long distance carriers who were following business practices not consistent with the FCC ruling. Although WilTel had been actively seeking clarification from the FCC concerning this matter, WilTel's policy has been to accrue access charges in a manner that it believes is consistent with the FCC's ruling. The FCC's ruling is not expected to have a material impact on WilTel; however, certain of WilTel's customers and competitors may be adversely affected.

In July 2004, the Company filed a notification and report pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") with the Federal Trade Commission and the Department of Justice with respect to acquiring 50% or more of the outstanding common stock of MCI Inc., a telecommunications company (formerly known as WorldCom Inc.). The waiting period under HSR is scheduled to expire on August 9, 2004, unless extended or earlier terminated. There can be no assurance that the Company will acquire control of MCI.

As disclosed in the 2003 10-K, the Company had previously exercised an option to sell two of its older corporate aircraft for total proceeds of $38,800,000. The option was received in connection with the purchase of two new corporate aircraft. The Company completed the sales in July 2004, and expects to report a pre-tax gain of approximately $11,000,000 in the third quarter of 2004.

As of December 31, 2003, Symphony was not in compliance with a financial covenant contained in its $50,000,000 credit facility but had obtained a waiver from the lender that suspended application of the covenant until March 31, 2004. Symphony is currently in compliance with the covenant and expects it will continue to be in compliance in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $6,200,000 and $205,500,000 at June 30, 2004 and December 31, 2003, respectively. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers, which totaled $64,200,000 and $145,500,000 at June 30, 2004 and December 31,
2003, respectively. The cash flows generated from the collections on and sales of its loan portfolios have been used to retire these deposits as they matured. During the second quarter of 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios for aggregate cash proceeds of $149,000,000 and recognized a pre-tax gain of $9,000,000. The banking and lending segment is no longer making consumer loans; operating activities at this segment have been limited to maximizing the amount collected from its loan portfolios (including pursuing recoveries for previously written-off loans) and liquidating the business in an orderly and cost efficient manner. The Company expects to complete the liquidation of this segment during 2004, and will reclassify the segment as a discontinued operation at that time.


                              Results of Operations

                  The 2004 Periods Compared to the 2003 Periods

Telecommunications

The following table reconciles WilTel's segment profit from operations to pre-tax income (loss) for the three and six month periods ended June 30, 2004. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.



                                                           For the Three Month                     For the Six Month
                                                        Period Ended June 30, 2004            Period Ended June 30, 2004
                                                        --------------------------            --------------------------
                                                      Network       Vyvx       Total       Network       Vyvx        Total
                                                      -------       ----       -----       -------       ----        -----
                                                                                 (In thousands)

Operating revenues (1)                              $ 364,100    $  31,400    $ 395,500    $ 717,200    $59,200    $ 776,400
                                                    =========    =========    =========    =========    =======    =========
Segment profit from operations                      $  31,900    $   8,700    $  40,600    $  46,400    $15,100    $  61,500
Depreciation and amortization expense                 (51,100)      (2,200)     (53,300)    (105,700)    (4,500)    (110,200)
Interest expense, net of investment income (2)         (7,000)        (500)      (7,500)     (13,600)    (1,100)     (14,700)
Other non-operating income (expense), net (2)            (100)         --          (100)       2,900        --         2,900
                                                    ---------    ---------    ---------    ---------    -------    ---------
Pre-tax income (loss)                               $ (26,300)   $   6,000    $ (20,300)   $ (70,000)   $ 9,500    $ (60,500)
                                                    =========    =========    =========    =========    =======    =========



(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $4,600,000 and $9,100,000, respectively, for the three and six month periods ended June 30, 2004.
(2) These items have been allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


As more fully discussed in the 2003 10-K, prior to November 2003 the Company accounted for its 47.4% share of WilTel's losses under the equity method of accounting, and recorded losses related to its investment in WilTel of $22,300,000 and $57,100,000, respectively, for the three and six month periods ended June 30, 2003.

SBC, a major communications provider in the U.S., is WilTel's largest customer. As more fully described in the 2003 10-K, WilTel and SBC have entered into preferred provider agreements that extend until 2019, which govern the manner in which pricing for individual services is determined. Network's revenues include services provided to SBC of $261,600,000 and $500,000,000, respectively, during the three and six month periods ended June 30, 2004, representing approximately 71% and 68%, respectively of total Network revenues. Network's revenues from SBC have continued to grow, principally related to voice products, for which SBC and WilTel have agreed to use a fixed price through January 2005. The growth in voice revenue resulted from, in part, SBC's continued growth in long distance services in various states, including California, Michigan, Indiana, Ohio, Illinois and Wisconsin. Revenues and gross margins for non-SBC related business continue to reflect the excess telecommunications capacity in the marketplace, which has resulted in lower prices for WilTel and others in the industry, and created a very competitive environment for acquiring new business.

Network cost of sales reflects the level of revenues, primarily due to traffic related access and egress costs. In addition, the first quarter of 2004 includes a charge of $3,500,000 for international voice access costs, for which no revenue was recognized. WilTel entered into a commitment for these access costs in order to provide services for a specific customer; however, the customer defaulted under its contract, and WilTel accrued the remaining amount of the commitment which it does not expect to be able to recover from the customer. The Company's consolidated statement of operations includes salaries expense of $29,000,000 and $56,600,000, respectively, and selling, general and other expenses of $32,200,000 and $70,500,000, respectively, for Network during the three and six month periods ended June 30, 2004. For the three month period ended June 30, 2004, selling, general and other expenses includes a reduction of $4,100,000 to the provision for doubtful accounts, principally due to the collection of previously reserved accounts receivable which had been in dispute. During the first quarter of 2004, the provision for doubtful accounts included a charge of $2,700,000 to fully reserve for a customer's accounts receivable which is not expected to be collected.

Network's segment profit from operations was $14,500,000 for the first quarter of 2004 as compared to $31,900,000 for the second quarter of 2004. The increase reflects the impact of SBC related non-recurring revenues and adjustments, the first quarter charge related to international voice access costs and the adjustments to the provision for bad debts discussed above. Other income for the six month period ended June 30, 2004 includes a gain of $2,800,000 related to cash and securities received in excess of the book value of a secured claim in a customer's bankruptcy.

Vyvx revenues and profitability reflect the typical seasonality of the advertising distribution business, with lower volumes in the early part of the year as compared to higher volumes during the summer and holiday movie season. Cost of sales reflects the level of revenue. The Company's consolidated statement of operations includes salaries expense of $4,600,000 and $8,800,000, respectively, and selling, general and other expenses of $3,600,000 and $7,200,000, respectively, for Vyvx during the three and six month periods ended June 30, 2004.

Healthcare Services

For the three and six months period ended June 30, 2004, the pre-tax income of the healthcare services segment was $5,400,000 and $7,800,000, respectively. During these periods, healthcare services revenues were $64,000,000 and
$127,300,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, were $52,300,000 and $104,100,000, respectively. Legislative caps on Part B Medicare therapy, which negatively impacted Symphony's revenues in 2003, have been removed for 2004 and 2005, and the fee schedule for such services has also been increased by 1.5%. As a result, Symphony's revenues for these therapy services increased approximately 40% in each of the first and second quarters of 2004 as compared to the fourth quarter

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


of 2003, comparing only those locations that were operating during all periods. Symphony also added new customers during 2004; however, certain low margin and non-profitable accounts were cancelled resulting in a slight decrease in total locations serviced. During 2004, one customer accounted for approximately 16% of Symphony's revenues. The increase in pre-tax income during the second quarter of 2004 as compared to the first quarter principally results from the collection of receivables in excess of their carrying amounts by approximately $2,700,000.

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

Banking and Lending

As stated previously, the current activities of the banking and lending segment are limited to liquidating its business in an orderly and cost efficient manner; revenues and expenses for this segment are reflective of the continuing decrease in the size of the loan portfolio. In May 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios for aggregate cash proceeds of $149,000,000 and recognized a pre-tax gain of $9,000,000, which is reflected in investment and other income. Pre-tax income for the banking and lending segment was $9,300,000 and $7,100,000 for the three month periods ended June 30, 2004 and 2003, respectively, and $14,600,000 and $11,900,000 for the six month periods ended June 30, 2004 and 2003, respectively.

Finance revenues, which reflect both the level and mix of consumer instalment loans, decreased in the three and six month periods ended June 30, 2004 as compared to the similar periods in 2003 principally due to the loan portfolios sales in May 2004. Although finance revenues decreased in the 2004 periods as compared to the same periods in 2003, pre-tax results increased primarily due to a decline in the provision for loan losses, reductions in interest expense, principally resulting from reduced customer banking deposits, less interest paid on interest rate swaps and lower salaries expense resulting from the segment's restructuring efforts. Pre-tax results for the banking and lending segment in the three and six month periods ended June 30, 2003 also include gains related to the mark-to-market values of interest rate swaps of $600,000 and $2,300,000, respectively.

The banking and lending segment's provision for loan losses decreased during the 2004 periods as compared to the same periods in 2003 primarily due to the sales of the loan portfolios discussed above, and lower net charge-offs. At June 30, 2004, the remaining loan portfolios aggregated $6,200,000.

Manufacturing

Pre-tax income for the manufacturing segment was $2,300,000 and $1,500,000 for the three month periods ended June 30, 2004 and 2003, respectively, and $3,300,000 and $1,800,000 for the six month periods ended June 30, 2004 and 2003, respectively. Manufacturing revenues increased approximately 19% and 15%, respectively, in the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 reflecting increases in most of the Company's markets. The Company believes that these increases reflect a variety of factors including an improved economy, new product development and the acquisition in the first quarter of 2004 of customer receivables and inventory of a competitor that was exiting certain markets. Although raw material costs have increased in 2004, the Company has increased selling prices in most markets, which has enabled it to maintain its gross profit margins. Pre-tax results for 2004 also reflect lower operating expenses than in 2003, primarily due to workforce reductions and other cost reduction initiatives; however, pre-tax results for 2003 also include cash received from government grants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


Domestic Real Estate

Pre-tax income (loss) for the domestic real estate segment was $(5,400,000) and $7,200,000 for the three month periods ended June 30, 2004 and 2003, respectively, and $2,600,000 and $8,700,000 for the six month periods ended June 30, 2004 and 2003, respectively. Revenues during 2004 reflect decreased gains from property sales at the Company's residential and commercial project in the Florida panhandle as the lots have largely been sold, and reduced amortization of the deferred gain on the sale of CDS. However, revenues increased slightly during the six month period ended June 30, 2004 as compared to the prior year as a result of the first quarter sale of approximately 2,400 acres of unimproved land in Utah, which the Company had owned since 1997, for cash proceeds of $8,800,000. The Company recognized a $7,600,000 gain on this transaction.

The pre-tax loss recognized during the second quarter of 2004 results from the recognition of a non-cash charge of approximately $7,100,000 in selling, general and other expenses to reduce the carrying amount of a commercial real estate property to its estimated fair value. The Company does not have an active program to dispose of the property and is not committed to do so; however, the Company is considering selling the property and has received a non-binding letter of intent from a third party purchaser. Accordingly, the Company has employed the held and used model to evaluate the recoverability of the property; fair value used to determine the impairment was estimated primarily based on the letter of intent. If the property is sold, the Company is likely to incur prepayment mortgage penalties of approximately $1,000,000, which have not been recorded at June 30, 2004. This property will be classified as a discontinued operation in the period in which it is either disposed of or meets the criteria for held for sale treatment.

During the first and second quarters of 2004, the Company entered into agreements to sell all available lots at its 95-lot development project in South Walton County, Florida, which had a book value of $10,900,000 at June 30, 2004. These agreements were subject to the Company obtaining approval of certain project documents, and necessitated the posting of a $2,000,000 cash collateralized letter of credit. In July 2004, the Company obtained the necessary approvals, and expects it will close all of the lot sales for aggregate total sales proceeds of approximately $50,000,000 during the third quarter of 2004. The Company will be required under the sale agreements to make significant improvements to the property (which are not reflected in its current book value), including infrastructure and certain amenities, which it expects to complete in 2005. Revenue and profit relating to this project will be deferred using the percentage of completion method of accounting.

Corporate and Other Operations

During 2004, substantially all of the Company's net securities gains (losses) reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities. Net securities gains (losses) for the three and six month periods ended June 30, 2003 include a provision of $2,400,000 and $5,100,000, respectively, to write down the Company's investments in certain available for sale securities and a non-public security. Such write downs were $600,000 for the 2004 periods.

Investment and other income was largely unchanged year-to-date in 2004 and declined in the second quarter of 2004 as compared to the same periods in 2003. The decline principally relates to the recording in the 2003 periods of $4,900,000 relating to a refund of foreign taxes not based on income and related interest and a gain of $1,500,000 from the sale of a portion of the Company's interest in Olympus Re. The three and six month 2004 periods reflect increased income of $4,000,000 and $3,000,000, respectively, related to the accounting for mark-to-market values of Corporate derivatives, greater revenues from the Company's gas and winery operations and miscellaneous other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The increase in interest expense in the 2004 periods as compared to the 2003 periods primarily reflects interest expense relating to the $375,000,000 aggregate principal amount of the 7% Senior Notes, the $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes and dividends accrued on its trust issued preferred securities, which commencing July 1, 2003 are classified as interest expense (shown as minority interest in prior periods) as a result of the implementation of Statement of Financial Accounting Standards No. 150.

For the six month period ended June 30, 2004, the Company has recorded a net federal income tax provision on income from continuing operations, inclusive of a federal tax provision netted against equity in income of associated companies. The provision for federal income tax on income from continuing operations is fully offset by a federal income tax benefit recognized on losses in other comprehensive income. As a result, when all components of income are aggregated there is no net federal income tax expense recorded for the periods ended June 30, 2004. Income taxes for the 2004 periods also include a provision for state income taxes. Income taxes for the 2003 periods differ from the expected statutory federal rate principally due to the exclusion of the income related to the refund of foreign taxes not based on income discussed above.

Associated Companies

Equity in income (losses) of associated companies for the three and six month periods ended June 30, 2004 and 2003 includes the following (in thousands):



                                                          For the Three Month                  For the Six Month
                                                         Period Ended June 30,               Period Ended June 30,
                                                         ---------------------               ---------------------
                                                          2004              2003              2004             2003
                                                         ------           --------          --------         -------

Berkadia                                                $   --            $  4,500          $    800         $ 27,300
Olympus Re Holdings, Ltd.                                  7,200            10,200            15,500           22,500
WilTel                                                      --             (22,300)             --            (57,100)
EagleRock Capital Partners (QP), LP                        1,600            14,200             5,900           14,300
Jefferies Partners Opportunity Fund II, LLC                4,300             3,400             8,700            6,900
HomeFed Corporation                                        1,700             7,800             3,700            7,100
Pershing                                                   3,100               --              6,000              --
Other                                                      1,400            (1,800)            2,700             (900)
                                                        --------          --------          --------         --------
  Pre-tax                                                 19,300            16,000            43,300           20,100
Income tax expense                                        15,200            13,500            15,200           27,200
                                                        --------          --------          --------         --------
  Equity in income (losses), net of taxes               $  4,100          $  2,500          $ 28,100         $ (7,100)
                                                        ========          ========          ========         ========

Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in the future.

The reduction in the Company's equity in income of Olympus Re reflects the reduction in the Company's ownership interest in June 2003 as discussed in the 2003 10-K.

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

     Dependence on key personnel, in particular, our Chairman and President, the loss of whom would severely affect our ability to develop and implement our business strategy;

     Inability to attract and retain highly skilled personnel, which would make it difficult to conduct the businesses of certain of our subsidiaries, including WilTel and Symphony;

     Adverse legal and regulatory developments that may affect particular businesses, such as regulatory developments in the telecommunications and healthcare industries, or in the environmental area, which could affect our real estate development activities and telecommunications business, as well as our other operations;

     Weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms, which may impact our wineries, real estate holdings and reinsurance operations;

     The inability to reinsure certain risks economically, which could result in us having to self-insure business risks;

     Changes in U.S. real estate markets, including the residential market in Southern California and the commercial market in Washington, D.C., which are sensitive to mortgage interest rate levels, and the vacation market in Hawaii;

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

     Decreases in world wide copper prices, which could adversely affect the commercial viability of our mineral rights in Spain;

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

     Regional or general increases in the cost of living, particularly in the regions in which we have operations or sell our products or services, which may result in lower sales of such products and service; and

     Risks associated with future acquisitions and investments, including changes in the composition of our assets and liabilities through such acquisitions, diversion of management's attention from normal daily operations of the business and insufficient revenues to offset increased expenses associated with acquisitions.

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


Item 4.  Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. The Company's independent registered public accountants will also be required to attest to and report on management's assessment.

     As part of the process of preparing for compliance with these requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. As part of this review, management has been engaged in a process to document and evaluate the Company's internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed plan to (i) document the Company's internal controls over financial reporting, (ii) assess the adequacy of the Company's internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. This documentation, evaluation and testing process will continue throughout the remainder of this year. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of the year.

     The Company believes that any system of internal accounting controls, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance that all of its objectives will be met, including the detection of fraud. Furthermore, no evaluation of internal accounting controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                           PART II - OTHER INFORMATION


Item 2.

      On April 29, 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Notes in a private transaction pursuant to Rule 4(2) under the Securities Act of 1933. Jefferies & Company, Inc. was the initial purchaser of the notes, which were immediately resold by Jefferies & Company, Inc. to buyers who represented themselves to be qualified institutional investors. The aggregate offering price was $350,000,000 and the aggregate underwriting discount was $8,165,500. The notes are convertible into the Company's common shares at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 14.5138 shares per each $1,000 principal amount of notes (an aggregate of 5,079,830 shares), subject to adjustment. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Company is obligated to file a shelf registration statement in respect of the notes and the common shares issuable upon conversion of the notes.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote of shareholders at the Company's 2004 Annual Meeting of Shareholders held on May 11, 2004.

           a)   Election of directors.



                                                                                Number of Shares
                                                                                ----------------
                                                                         For                     Withheld
                                                                     ----------                  --------

                Ian M. Cumming                                       59,506,577                   230,322
                Paul M. Dougan                                       59,356,894                   380,005
                Lawrence D. Glaubinger                               59,355,555                   381,344
                Alan J. Hirschfield                                  59,602,560                   134,339
                James E. Jordan                                      59,253,114                   483,785
                Jeffrey C. Keil                                      59,602,678                   134,221
                Jesse Clyde Nichols, III                             59,356,894                   380,005
                Joseph S. Steinberg                                  59,504,931                   231,968

          b) Approval of an amendment to the Company's certification of incorporation extending the expiration date of certain restrictions on the transferability of the Company's common shares to December 31, 2024.

                For                                                  47,967,591
                Against                                               1,491,524
                Abstentions                                             109,892
                Broker non votes                                     10,167,892

          c)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2004.

                For                                                  59,112,457
                Against                                                 565,024
                Abstentions                                              59,418
                Broker non votes                                         --

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

               31.3 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chairman of the Board and Chief  Executive
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of  President  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.3 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.


           b)  Reports on Form 8-K.

               The Company filed current reports on Form 8-K dated April 21, 2004, which set forth information under Item 9. Regulation FD Disclosure, and on April 22, 2004 and May 7, 2004, which set forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LEUCADIA NATIONAL CORPORATION
                                                     (Registrant)




Date:  August 6, 2004                         By: /s/ Barbara L. Lowenthal
                                                  -----------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller
                                                  (Chief Accounting Officer)

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