Form 10-K/A
period 2003-12-31
LEUCADIA NATIONAL CORP
filed 2004-11-02
CIK 96223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 Amendment No. 2

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

================================================================================

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in its entirety Item 15 of the
Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for
the fiscal year ended December 31, 2003 (the "Form 10-K") to reflect that the financial statements referred to in Item 15(d)(3) have been filed herewith. Such financials had been previously incorporated by reference into the Form 10-K:

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2) Financial Statements and Schedules.

            Report of Independent Accountants....................................................    F-1
            Financial Statements:
               Consolidated Balance Sheets at December 31, 2003 and 2002.........................    F-2
               Consolidated Statements of Operations for the years ended December 31,  2003,
                   2002 and 2001.................................................................    F-3
               Consolidated Statements of Cash Flows for the years ended December 31, 2003,
                   2002 and 2001.................................................................    F-4
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2003, 2002 and 2001...............................................    F-6
               Notes to Consolidated Financial Statements........................................    F-7

            Financial Statement Schedule:

               Schedule I - Condensed Financial Information of Registrant........................    F-51

               Schedule II - Valuation and Qualifying Accounts...................................    F-56

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

           10.11      Stock Purchase Agreement by and between the Company and
                      Allstate Life Insurance Company dated as of December 18,
                      1998 (filed as Exhibit 10.14 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended December 31,
                      1998 ( the "1998 10-K)).*

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

**  Furnished pursuant to item 601(b) (32) of Regulation S-K.

Report of Independent Auditors

The Board of Directors and Stockholders of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related statements of consolidated operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002, the four month period ended December 31, 2001 and the eight month period ended August 31, 2001. These financial statements are the responsibility of The FINOVA Group Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their consolidated operations and their cash flows for the years ended December 31, 2003 and 2002, the four month period ended December 31, 2001 and the eight month period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Notes to the Consolidated Financial Statements, Note A “Nature of Operations,” the Company has a negative net worth as of December 31, 2003 and has limited sources of liquidity to satisfy its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona March 5, 2004

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

(Dollars in thousands)

	2003	2002

ASSETS
Cash and cash equivalents	$789,138	$575,215
Financing Assets:
Loans and other financing contracts, net	1,309,605	2,655,724
Direct financing leases	192,105	263,826
Leveraged leases		182,410

Total financing assets	1,501,710	3,101,960
Reserve for credit losses	(274,828)	(540,268)

Net financing assets	1,226,882	2,561,692

Other Financial Assets:
Assets held for sale	138,224	393,125
Operating leases	102,381	111,826
Investments	38,192	21,641
Assets held for the production of income	25,477	67,867

Total other financial assets	304,274	594,459

Total Financial Assets	1,531,156	3,156,151
Other assets	23,882	27,642

	$2,344,176	$3,759,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$525,000	$2,175,000
Senior Notes, net (principal amount due of $3.0 billion and $3.1 billion, respectively)	2,338,791	2,381,643

Total debt	2,863,791	4,556,643
Accounts payable and accrued expenses	129,082	156,338
Deferred income taxes, net	4,050	16,776

Total Liabilities	2,996,923	4,729,757

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued	1,259	1,259
Additional capital	108,256	53,233
Accumulated deficit	(764,715)	(1,020,828)
Accumulated other comprehensive income (loss)	2,989	(3,877)
Common stock in treasury, 3,832,000 shares	(536)	(536)

Total Stockholders’ Equity	(652,747)	(970,749)

	$2,344,176	$3,759,008

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended	Eight Months Ended
	2003	2002	Dec. 31, 2001	Aug. 31, 2001

Revenues:
Interest income	$229,502	$236,329	$131,710	$400,764
Rental income	31,058	40,504	18,791	52,067
Operating lease income	67,303	53,644	18,098	51,068
Fees and other income	37,798	46,522	23,180	70,461

Total Revenues	365,661	376,999	191,779	574,360
Interest expense	(314,288)	(403,818)	(178,374)	(436,445)
Operating lease and other depreciation	(25,579)	(43,131)	(24,010)	(59,882)

Interest Margin	25,794	(69,950)	(10,605)	78,033

Other Revenues and (Expenses):
Provision for credit losses	238,786	339,986	(777,500)	(230,772)
Net gain (loss) on financial assets	63,054	(81,479)	(281,608)	(320,934)
Portfolio expenses	(29,341)	(46,859)	(8,523)	(12,521)
General and administrative expenses	(70,673)	(108,407)	(63,272)	(121,553)
Gain from extinguishment of debt, net of fresh-start discount	28,493	88,237
Net reorganization expense				(46,527)

Total Other Revenues and (Expenses)	230,319	191,478	(1,130,903)	(732,307)

Income (loss) from continuing operations before income taxes and preferred dividends	256,113	121,528	(1,141,508)	(654,274)
Income tax (expense) benefit		(56)	(792)	2,765

Income (loss) from continuing operations before preferred dividends	256,113	121,472	(1,142,300)	(651,509)
Preferred dividends, net of tax				(3,074)

Income (loss) from continuing operations	256,113	121,472	(1,142,300)	(654,583)
Discontinued operations, net of tax expense of $1,359				2,980
Net loss on disposal of operations				(17,997)

Income (loss) before extraordinary item	256,113	121,472	(1,142,300)	(669,600)
Extraordinary item - gain on debt discharge				28,750

Net Income (Loss)	$256,113	$121,472	$(1,142,300)	$(640,850)

Basic/diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.10	$1.00	$(9.36)	$(10.28)
Loss from discontinued operations				(0.23)
Extraordinary item				0.45

Earnings (loss) per share	$2.10	$1.00	$(9.36)	$(10.06)

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000	63,677,000

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended	Eight Months Ended
	2003	2002	Dec. 31, 2001	Aug. 31, 2001

Operating Activities:
Net income (loss)	$256,113	$121,472	$(1,142,300)	$(640,850)
Extraordinary item-gain on debt discharge				(28,750)
Discontinued operations, net of tax				(2,980)
Net loss on disposal of operations				17,997

Income (loss) from continuing operations	256,113	121,472	(1,142,300)	(654,583)
Adjustments to reconcile income (loss) from continuing operations to net cash used by continuing operations:
Provision for credit losses	(238,786)	(339,986)	777,500	230,772
Net cash gain on disposal of financial assets	(113,559)	(110,104)	(35,906)	(48,679)
Net non-cash charge-offs of financial assets	50,505	191,583	317,514	369,613
Gain from extinguishment of debt, net of fresh-start discount	(28,493)	(88,237)
Depreciation and amortization	28,363	46,752	25,625	66,104
Deferred income taxes, net	7,861	4,419	2,401	(7,195)
Other amortization	(12,352)	1,356	7,666	16,427
Net adjustment to assets & liabilities related to fresh-start reporting				62,851
Non-cash reorganization items				44,386
Change in assets and liabilities:
Decrease (increase) in other assets	473	13,911	17,337	(139,822)
(Decrease) increase in accounts payable and accrued expenses	(22,270)	(40,628)	26,945	(102,535)

Net Cash Used by Continuing Operating Activities	(72,145)	(199,462)	(3,218)	(162,661)

Investing Activities:
Proceeds from disposals of leases and other owned assets	198,699	133,675	169,896	59,857
Proceeds from sales of investments	50,140	158,706	40,698	60,781
Proceeds from sales of financial assets	311,417	572,820	15,473	329,085
Collections from financial assets	1,712,308	2,645,355	901,385	1,911,044
Fundings under existing customer commitments	(404,662)	(1,068,802)	(326,547)	(591,723)
Funding of severance and bonus trusts	(24,017)
Recoveries of loans previously written off	109,581	50,033	21,729	4,964

Net Cash Provided by Investing Activities	1,953,466	2,491,787	822,634	1,774,008

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS - continued

(Dollars in thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended	Eight Months Ended
	2003	2002	Dec. 31, 2001	Aug. 31, 2001

Financing Activities:
Proceeds from Berkadia Loan				5,600,000
Repayments of Berkadia Loan	(1,650,000)	(2,725,000)	(700,000)
Repayments of indebtedness subject to chapter 11 proceedings				(7,827,398)
Benefits realized from pre-confirmation NOLs	32,477	36,029
Repurchase of Senior Notes	(49,875)	(55,380)

Net Cash Used by Financing Activities	(1,667,398)	(2,744,351)	(700,000)	(2,227,398)

Net Cash Provided by Discontinued Operations				824,648

Increase (Decrease) in Cash and Cash Equivalents	213,923	(452,026)	119,416	208,597

Cash and Cash Equivalents, beginning of period	575,215	1,027,241	907,825	699,228

Cash and Cash Equivalents, end of period	$789,138	$575,215	$1,027,241	$907,825

Supplemental Disclosure

In 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. The repurchases generated a net gain of $28.5 million ($50.1 million repurchase discount, partially offset by $21.6 million of unamortized fresh-start discount). In 2002, the Company repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. The repurchases generated net gains of $88.2 million ($129.6 million repurchase discounts, partially offset by $41.4 million of unamortized fresh-start discounts).

During 2003, FINOVA received net income tax refunds of $41.7 million, including $32.5 million from the carryback of certain tax net operating losses. During 2002, FINOVA received net income tax refunds of $39.5 million, including $36.0 million from the carryback of certain tax net operating losses. For the four months ended December 31, 2001, the Company received income tax refunds of approximately $1.6 million and for the eight months ended August 31, 2001, the Company paid approximately $5.7 million.

FINOVA paid interest of $275.2 million, $376.9 million, $138.0 million and $535.4 million for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively.

As part of the consideration for the $5.6 billion senior secured loan received from Berkadia in 2001, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan.

Upon emergence from bankruptcy in 2001 and in accordance with the Plan, holders of FINOVA’s unsecured indebtedness received a cash payment equal to 70% of their unsecured claim and Senior Notes having an aggregate principal amount equal to the remaining 30% of the unsecured claim. This resulted in a non-cash exchange of $3.22 billion of Predecessor Company debt for $3.22 billion in Senior Notes. Holders of FINOVA Finance Trust’s 5½% Convertible Trust Originated Preferred Securities (the “TOPrS”) received a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS and Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS. This resulted in a non-cash exchange of the TOPrS for Senior Notes in the amount of $25.9 million and a non-cash extraordinary gain on debt discharge in the amount of $28.8 million.

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity

Balance, January 1, 2001 (Predecessor)	$648	$1,107,575	$(283,435)	$15,154	$(167,008)	$672,934

Comprehensive loss:
Net loss before reorganization and fresh-start reporting			(597,085)			(597,085)
Net change in unrealized holding gains (losses)				(19,000)		(19,000)
Net change in foreign currency translation				(540)		(540)

Comprehensive loss						(616,625)

Net change in unamortized amount of restricted stock and other		11,956				11,956
Shares cancelled from employee benefit plans					(11,263)	(11,263)
Effect of reorganization and fresh-start reporting	611	(1,102,631)	880,520	4,386	177,735	(39,379)

Balance, August 31, 2001 (Reorganized)	1,259	16,900			(536)	17,623

Comprehensive loss:
Net loss			(1,142,300)			(1,142,300)
Net change in unrealized holding gains (losses)				6,999		6,999
Net change in foreign currency translation				(2,919)		(2,919)

Comprehensive loss						(1,138,220)

Other		28				28

Balance, December 31, 2001 (Reorganized)	1,259	16,928	(1,142,300)	4,080	(536)	(1,120,569)

Comprehensive income:
Net income			121,472			121,472
Net change in unrealized holding gains (losses)				(10,743)		(10,743)
Net change in foreign currency translation				2,786		2,786

Comprehensive income						113,515

Benefits realized from pre-confirmation NOLs		36,029				36,029
Other		276				276

Balance, December 31, 2002 (Reorganized)	1,259	53,233	(1,020,828)	(3,877)	(536)	(970,749)

Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003 (Reorganized)	$1,259	$108,256	$(764,715)	$2,989	$(536)	$(652,747)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands in tables)

A.	Nature of Operations

The following discussion relates to The FINOVA Group Inc. and its subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA, a Delaware corporation incorporated in 1991, is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

On March 7, 2001, FINOVA, FINOVA Capital and seven of their subsidiaries (the “Debtors”) filed for protection pursuant to chapter 11, title 11, of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to enable them to restructure their debt. On August 10, 2001, the Bankruptcy Court entered an order confirming FINOVA’s Third Amended and Restated Joint Plan of Reorganization (the “Plan”), pursuant to which the Debtors restructured their debt, effective August 21, 2001, when the Company emerged from bankruptcy.

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its Senior Notes (the “Indenture”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships with existing customers to maximize value.

Because virtually all of the Company’s assets are pledged to secure the Company’s debt obligations, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet its liquidity needs.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of December 31, 2003, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s 2003, 2002 and 2001 financial statements due to concerns regarding the Company’s ability to continue as a going concern.

B.	Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Those estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of the reserve for credit losses and measurement of impairment. Other estimates

THE FINOVA GROUP INC.

include selection of appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

Consolidation Policy

The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

Portfolio Policies

The following policies include the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the use of estimates.

Carrying Amounts, Impairment and Use of Estimates

Several of the Company’s accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a short-term asset liquidation would have a material negative impact on the Company’s ability to recover recorded amounts.

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction by transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

Impairment of financing assets (subsequent to implementation of fresh-start reporting) is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. These marked down values became the Company’s new cost basis in those assets, and accounting rules do not permit the carrying value of these assets to be increased above that fresh-start cost basis if subsequent facts and assumptions result in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis are recorded through operations when collected.

Impairment of other financial assets is marked down directly against the asset’s carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when collected.

Because of these accounting restrictions, FINOVA is not permitted to fully reflect some anticipated improvements in the portfolio until they are actually realized.

The carrying amounts and reserve for credit losses recorded on FINOVA’s financial statements reflect the Company’s expectation of collecting less than the full contractual amounts owed by some of its customers and recovering less than its original investment in certain owned assets. The Company continues to pursue collection of full contractual amounts and original investments, where appropriate, in an effort to maximize the value of its asset portfolios.

THE FINOVA GROUP INC.

FINOVA has a significant number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite the lack of demand for those aircraft today. While the current inactive market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict with any certainty.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is currently little or no demand. The Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types, which are forecast to go back on lease in the future, will in fact be re-leased.

The current state of the aircraft industry continues to include significant excess capacity for both new and used aircraft and lack of demand for certain classes and configurations of aircraft in the portfolio. Accordingly, during the last three years, the Company reduced the useful lives and anticipated scrap values of various aircraft and reduced its estimates regarding its ability to lease or sell certain returned aircraft.

Assets Held for the Production of Income. Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost with adjustment for impairment, if any, recorded in operations. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value. Depreciation of these assets is charged to operations over their estimated remaining useful lives.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or ability to hold to maturity. Assets held for sale are revalued at least quarterly at the lower of cost or market, less anticipated selling expenses, with adjustment, if any, recorded in current operations. The determination of market value is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value.

Fresh-Start Reporting. In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), FINOVA implemented fresh-start reporting upon emergence from chapter 11. This resulted in a material net reduction to the carrying amounts of the Company’s assets and liabilities to record them at their then current fair values. The new carrying amounts were dependent upon the use of estimates and many other factors and valuation methods, including estimating the present value of future cash flows discounted at appropriate risk adjusted market rates, traded market prices and other applicable ratios and valuation techniques believed by the Company to be appropriate.

The fresh-start adjustments to revenue accruing loans and financing leases accrete into interest income utilizing the effective interest method over the life of the transactions. If transactions are classified as nonaccruing, the Company’s policy is to suspend income accretion.

The fresh-start adjustment to the Senior Notes partially amortizes to interest expense over the term of the notes utilizing the effective interest method. The effective rate (10.8%) represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization at 10.8% will increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

Impaired Loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the original contractual interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in fresh-start reporting are now considered to be the contractual rates

THE FINOVA GROUP INC.

for purposes of calculating net present value of cash flows in the determination of fair values and impairment. Accruing impaired loans are paying in accordance with a current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

Impairment of Owned Assets. In accordance with SFAS No. 144, an owned asset is considered impaired if undiscounted future cash flows expected to be generated by the asset are less than the carrying amount of the asset. SFAS No. 144 provides several acceptable methods for measuring the amount of the impairment. FINOVA’s typical practice is to compare the carrying amount of the asset to the present value of the estimated future cash flows, using risk adjusted discount rates determined by the Company to be appropriate. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

Investments. The Company’s investments include debt and equity securities and partnership interests. At acquisition, marketable debt and equity securities are designated as either (a) held to maturity, which are carried at amortized cost adjusted for other than temporary impairment, if any, (b) trading, which are carried at estimated fair value, with unrealized gains and losses reflected in results of operations or (c) available for sale, which are carried at estimated fair value using the specific identification method, with unrealized gains and losses reflected as a separate component of stockholders’ equity.

Partnerships are accounted for using either the cost or equity method depending on the Company’s level of ownership in the partnership. Under the equity method, the Company recognizes its share of income or loss of the partnership in the period in which it is earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which, if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment, and actual outcomes may differ from the estimates.

Net Assets of Discontinued Operations. Upon emergence from chapter 11, the Company reclassified its net assets of discontinued operations to assets held for sale. This decision reflected management’s intention to manage all assets of the Company as one operating unit. These assets were reclassified at their estimated net realizable values. The net assets of discontinued operations represented reasonable estimates of the net realizable values of those businesses. These estimates were based on market conditions, interest rates and other factors that could differ significantly from actual results for the remaining corporate finance assets.

Nonaccruing Assets. Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as nonaccruing even though the borrower is current on principal and interest payments. In certain instances, accounts may be returned to accruing status if sustained contractual performance is demonstrated. Changes in borrower performance assumptions or estimates could result in a material change in nonaccruing account classification and income recognition.

Receivable Sales. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when the Company sold receivables, it may have retained subordinated interests in the transferred receivables. These receivable transfers were accounted for as sales when legal and effective control of the transferred receivables were surrendered. Carrying amount of the financial assets involved was allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer and was used to determine gain or loss on sale. Active markets with quoted prices for retained interests generally do not exist, therefore, the Company estimates fair value based on the present value of future estimated cash flows and other key assumptions, such as net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

FINOVA’s retained interests in transferred receivables are generally treated as investments available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, in accordance with the Emerging Issues Task Force (“EITF”) Issues No. 99-20 “Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets,” if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations.

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company’s loan and financing lease portfolios. This reserve is not established for other financial assets, as those

THE FINOVA GROUP INC.

asset classes are subject to other accounting rules. The provision for credit losses is the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimates to be adequate. Impairment reserves are created if the carrying amount of an asset exceeds the present value of its estimated recovery. Impairment reserves are measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics. Establishing reserves includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectable increase the reserve for credit losses.

Residual Values. FINOVA has a significant investment in residual values in its leasing portfolio. These residual values represent estimates of the value of leased assets at the end of contract terms and are initially recorded based upon appraisals or estimates. Residual values are periodically reviewed for other than temporary impairment.

Revenue Recognition. For loans and other financing contracts, earned income is recognized over the life of the contract, using the effective interest method.

Leases that are financed by nonrecourse borrowings and meet certain other criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related nonrecourse debt service obligation including interest (“net rental receivables”). The difference between (a) the net rental receivables and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the lease at a constant rate of return on the positive net investment, which includes the effects of deferred income taxes.

For operating leases, earned income is recognized on a straight-line basis over the lease term and depreciation is taken on a straight-line basis over the estimated useful lives of the leased assets.

Origination fees, net of direct origination costs, are deferred and amortized over the life of the originated asset as an adjustment to yield. As a result of FINOVA’s elimination of new business activities, no significant new origination fees are anticipated.

Original issue discounts are established when equity interests are received in connection with a funded loan and are based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield. As a result of FINOVA’s elimination of new business activities, no significant new original issue discounts are anticipated.

Fees received in connection with loan commitments, extensions, waivers and restructurings are recognized as income over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due, or when, in the opinion of management, a full recovery of income and principal becomes doubtful and the account is determined to be impaired. Income recognition is resumed only when the lease, loan or other financing contract becomes contractually current and performance resumption is demonstrated or when in the opinion of management, recovery of interest and principal becomes probable.

Troubled Debt Restructuring. In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), a restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Virtually all of the Company’s restructurings of financing arrangements are considered to be troubled debt restructurings in accordance with SFAS No. 15.

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $737.7 million and $520.4 million at December 31, 2003 and 2002, respectively.

Deferred Income Taxes. Deferred tax assets and liabilities are recorded for estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and

THE FINOVA GROUP INC.

liabilities are measured using enacted tax law. A valuation allowance is recorded if the Company expects that it is more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments. The Company does not currently have material derivative financial instruments. Historically, the Company used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities.

Earnings (Loss) Per Share. Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing income (loss) available to common stockholders by the weighted average amount of common stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options, convertible preferred securities or other contracts to issue stock were exercised or converted into common stock. Basic and diluted earnings (loss) per share are the same since the Company has no dilutive contracts or agreements outstanding.

Pursuant to the Plan, in August 2001, all rights under existing options, restricted stock, warrants and rights of conversion were deemed cancelled. No additional shares of FINOVA common stock may be issued pursuant to any restricted stock plans, arrangements or awards.

Goodwill. FINOVA does not currently have any goodwill recorded in its financial statements. Historically, FINOVA amortized the excess of cost over the fair value of net assets acquired (“goodwill”) on a straight-line basis primarily over 20 to 25 years. Amortization totaled $1.6 million for the eight months ended August 31, 2001. Upon emergence from chapter 11, the Company implemented fresh-start reporting, which resulted in the charge-off of the remaining goodwill balance of $43.4 million.

Foreign Currency. Foreign currency denominated financial statements are translated into U.S. dollars in accordance with the guidelines established in SFAS No. 52 “Foreign Currency Translation.” The current exchange rate is used to translate the assets and liabilities of the foreign companies. Revenues and expenses are translated at the average exchange rates during each reporting period. Any resulting translation adjustments are reported as a component of stockholders’ equity or through operations, if realized.

Furniture, Equipment and Leasehold Improvements. The Company’s general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment, and adjustments, if any, are charged to current operations.

Segment Reporting. In connection with the Company’s reorganization and emergence from bankruptcy in 2001, formerly reported operating segments were combined into one operating unit. FINOVA is no longer soliciting new business and its assets are not managed by separate strategic business units. Many components of the segments have been sold, dissolved or combined with other business units and as a result, comparisons with prior periods are not meaningful. Management’s plan is to maximize the value of its assets through an orderly administration and collection of the portfolio. Accordingly, the performance of reportable business segments presented in the Predecessor Company’s financial statements is no longer meaningful to the operation of the Reorganized Company.

Compensation and Benefit Policies

Pension and Other Benefits. Trusteed, noncontributory pension plans cover substantially all FINOVA employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

Other postretirement benefit costs were recorded during the period the employees provided service to FINOVA. Postretirement obligations were funded as benefits were paid. FINOVA terminated its postretirement benefit plan on December 31, 2003.

Post-employment benefits are any benefits other than retirement benefits. Generally, FINOVA records post-employment benefit costs if payment of the benefits is probable and the amount of the benefits can be reasonably estimated.

All employees are covered by severance arrangements with the Company. Prior to December 31, 2002, severance accruals were recorded when management had approved a formal plan of termination and communicated the plan to its employees. As of December 31, 2002, the Company implemented the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and now recognizes any severance liability ratably over the employee’s remaining service period.

THE FINOVA GROUP INC.

Savings Plan. FINOVA maintains The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage deductions ranging from 0% to 30% of taxable compensation. The Company’s matching contributions are based on employee pre-tax salary deductions, up to a maximum of 100% of the first 6% of salary contributions.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which became effective and was adopted by the Company during the fiscal year ending December 31, 2003. The statement requires the Company to provide additional disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The revised statement retains the disclosure requirements in the original Statement No. 132, and contains additional requirements about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

In December 2003, FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the provisions of FIN 46, which had no significant impact to the Company, during the fiscal year ending December 31, 2003.

Virtually all of FINOVA’s impaired loans to entities with marginal or negative equity were the result of operating losses which were not envisioned at the time of the original design and structure of the loans (i.e., actual losses incurred subsequent to the origination of each of the loans have exceeded expected losses at the time of loan origination). FINOVA has restructured debt in accordance with the provisions of SFAS No. 15, which are accounted for in accordance with that statement and are not subject to the provisions of FIN 46.

FINOVA has from time to time for economic or legal reasons related to its borrowers’ financial difficulties granted concessions to borrowers that it would not otherwise consider. Those concessions either stemmed from an agreement between FINOVA and its borrowers or were imposed by law or a court. For example, FINOVA has restructured the terms of debt to alleviate the burden of the borrowers’ near-term cash requirements, and many troubled debt restructurings involved modifying terms to reduce or defer cash payments required of the borrowers in the near future to help the borrowers’ attempts to improve their financial condition and eventually be able to pay FINOVA. In other instances, FINOVA has accepted cash, other assets, or an equity interest in the borrowers in satisfaction of the debt though the value received was less than the amount of the debt because FINOVA concluded that step would maximize recovery of its investment.

Additionally, FINOVA holds variable interests in two qualifying special-purpose entities in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). In accordance with FIN 46, these variable interests are excluded from consolidation as long as the Company continues to meet the qualifying special-purpose entity conditions of SFAS No. 140, which it currently does. See Note E “Receivable Sales” for a further discussion of FINOVA’s retained subordinated interests in transferred receivables including FINOVA’s rights and obligations.

C.	Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases and leveraged leases). In addition to its financing contracts, the Company has other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments (debt and equity securities and partnership interests). The following discussion provides a breakdown of the Company’s investment activities. As of December 31, 2003 and 2002, the carrying amount of total financial assets (before reserve for credit losses) was $1.8 billion and $3.7 billion, respectively.

In December 2003, FINOVA received $276 million in final settlement of substantially all amounts owed from the Company’s largest borrower, a timeshare resort company. The cash settlement resulted in a $91.1 million recovery in excess of FINOVA’s carrying amount.

THE FINOVA GROUP INC.

In March 2003, the Company completed the sale of rediscount assets with a carrying amount of $188.8 million for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a net gain of $4.4 million.

In April 2002, the Company completed the sale of approximately $485 million of its franchise assets for approximately $490 million. This sale included substantially all of FINOVA’s performing franchise assets. In August 2002, the Company sold an additional $67 million of franchise assets (primarily impaired assets) at their carrying amount (net of reserves).

During 2001, in conjunction with fresh-start reporting, the Company recorded a $709.7 million charge to the carrying amounts of its total financial assets to record them at their reorganization value. Reorganization value was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases and other assets. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The charge was comprised of a $365.4 million adjustment to financing assets that was to accrete into interest income over the life of the transactions, assuming the accrual of income continued, and a $344.3 million permanent write down to other financial assets (such as operating leases, investments and assets held for sale and the production of income). At December 31, 2003 and 2002, the unamortized amount of fresh-start adjustments was $130.6 million and $214.8 million, respectively, of which the Company suspended the accretion of $76.9 million and $139.7 million, respectively, due to the underlying assets being classified as nonaccruing.

Diversification of Credit Risk

The following table presents the composition of FINOVA’s total financial assets (before reserve for credit losses) at December 31:

	2003		2002

Resort	$526,065	29.1%	$1,159,207	31.4%
Transportation	448,791	24.9%	716,110	19.4%
Specialty Real Estate	330,967	18.3%	554,763	15.0%
All other portfolios	500,161	27.7%	1,266,339	34.2%

	$1,805,984	100.0%	$3,696,419	100.0%

As indicated in the table above, since FINOVA’s total financial assets are concentrated in several specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including resort and transportation) of such borrowers and their affiliates. At December 31, 2003, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $510.0 million and represented 28.2% of total financial assets (before reserves), as compared to the top 10 exposures at December 31, 2002 of $911.3 million, which represented 24.7% of total financial assets (before reserves). The top 10 exposures for 2003 and 2002 were primarily related to the resort portfolio.

At December 31, 2003 and 2002, the Company’s transportation portfolio consisted of the following aircraft:

2003

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	20
Boeing 727	30	5	25	26
Boeing 737	26	26		19
Boeing 747	12	5	7	21
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	31
McDonnell Douglas DC 10	15	4	11	25
McDonnell Douglas MD series	28	28		18
Regional jets, corporate aircraft and turbo props	41	41		12

Total	197	141	56	21

THE FINOVA GROUP INC.

2002

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	8	4	4	13
Boeing 727	34	9	25	25
Boeing 737	33	33		18
Boeing 747	15	8	7	21
Boeing 757	9	9		10
Boeing 767	1	1		16
McDonnell Douglas DC 8 and DC 9	34	25	9	29
McDonnell Douglas DC 10	20	8	12	24
McDonnell Douglas MD series	30	30		17
Regional jets, corporate aircraft and turbo props	47	44	3	12

Total	231	171	60	20

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all aircraft due to the significant level of defaults and returned aircraft.

At December 31, 2003, 66 aircraft with a carrying value of $240.8 million were operated by U.S. domiciled carriers and 69 aircraft with a carrying value of $167.0 million were operated by foreign carriers. Additionally, 62 aircraft with a carrying value of $25.6 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 10 aircraft which are currently being dismantled to be sold in the used parts market.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. During 2003, the Company reassessed the likelihood of off-lease assets being re-leased and began dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs to potentially return to service. The Company completed the dismantling of five aircraft in addition to the 10 referred to above that are currently in process. The Company anticipates additional aircraft being dismantled as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

At December 31, 2002, 82 aircraft with a carrying value of $409.2 million were operated by U.S. domiciled carriers and 80 aircraft with a carrying value of $233.8 million were operated by foreign carriers. Additionally, 69 aircraft with a carrying value of $48.8 million were off-lease, classified as held for the production of income and were parked at various storage facilities in the United States and Europe.

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $15.4 million and $24.3 million at December 31, 2003 and 2002, respectively.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain geographic concentrations within its resort portfolio. At December 31, 2003 and 2002, the carrying amount of the resort portfolio by state was as follows:

	2003		2002

Florida	$193,010	36.7%	$299,458	25.8%
California	84,336	16.0%	162,245	14.0%
Nevada	81,554	15.5%	138,455	12.0%
Hawaii	76,989	14.6%	138,418	11.9%
Arizona	13,729	2.6%	117,780	10.2%
Other (less than 10%)	76,447	14.6%	302,851	26.1%

Total	$526,065	100.0%	$1,159,207	100.0%

THE FINOVA GROUP INC.

Changes in geographic concentrations during 2003 were due to the amount of fundings (under existing customer commitments) and portfolio runoff within individual states as compared to the net runoff for the total portfolio. Runoff included $276 million received in final settlement of substantially all amounts owed to the Company from its largest borrower (carrying amount of $184.9 million), a timeshare resort development company whose developments were highly concentrated within Arizona, Hawaii and California.

Financing Assets

Loans and other financing contracts, excluding certain loans classified as held for sale at December 31, consisted of the following:

	2003	2002

Receivables	$1,505,079	$2,977,826
Accrued interest	98,899	82,509
Unearned and suspended income	(294,373)	(404,611)

Total loans and other financing contracts, net	$1,309,605	$2,655,724

FINOVA has a substantial number of loans with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates (“LIBOR”). The total carrying amount of loans (including loans classified as held for sale) with floating interest rates was $807.4 million and $2.0 billion at December 31, 2003 and 2002, respectively.

Interest earned from financial transactions, excluding the recognition of previously suspended income and fresh-start accretion, with floating interest rates was approximately $64.8 million, $110.9 million, $80.9 million and $293.3 million for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. Adjustments resulting from changes in interest rates can have an effect on interest earned from financing assets (including loans classified as held for sale).

Accrued interest increased to $98.9 million at December 31, 2003 from $82.5 million at December 31, 2002, despite a significant decline in receivables. The increase in accrued interest is primarily due to the proportionate level of delinquencies in the portfolio increasing over the prior year as well as a significant increase to the average age of delinquencies, partially offset by payoffs of outstanding interest accruals. As the portfolio shrinks, nonaccruing accounts become a higher percentage of outstanding loans and many of these delinquent accounts have not been paying for some time, resulting in an increasing concentration of accrued interest within these accounts. The accrued interest is offset by a corresponding increase of suspended income, resulting in no net impact to the carrying amount of loans, but an increase in the delinquency aging.

At December 31, 2003, FINOVA had unfunded customer commitments of approximately $73.8 million compared to $568.3 million at December 31, 2002. The decline was primarily due to the elimination of outstanding commitments associated with asset sales during 2003 and the termination and/or expiration of outstanding committed lines of credit. A significant portion of the decline was due to the final settlement of all amounts owed to the Company from its largest borrower, a timeshare resort development company. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. In the event of a contractual customer default, FINOVA typically has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. The majority of these commitments expire in 2004. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications and waivers.

Direct financing leases at December 31, consisted of the following:

	2003	2002

Rental receivables	$261,946	$345,795
Estimated residual values	71,695	95,460
Unearned and suspended income	(141,536)	(177,429)

Total direct financing leases	$192,105	$263,826

THE FINOVA GROUP INC.

Future minimum lease payments for each of the next five years are $53.0 million, $44.2 million, $37.7 million, $25.7 million and $20.5 million.

Leveraged leases at December 31, 2002 (excluding leveraged leases classified as assets held for sale) consisted of the following:

Rental receivables	$824,404
Principal and interest payable on nonrecourse debt	(754,205)

Net rental receivables	70,199
Estimated residual values	338,432
Unearned income	(226,221)

Investment in leveraged leases	182,410
Deferred taxes from leveraged leases	(136,901)

Net investment in leveraged leases	$45,509

In late 2003, the Company’s remaining real estate leveraged lease portfolio was reclassified to and disclosed as assets held for sale, eliminating leveraged lease disclosure. Refer below to Other Financial Assets for a further discussion.

Other Financial Assets

Assets held for sale are carried at the lower of cost or market with adjustment, if any, recorded in operations. The following table presents the balances and changes in assets held for sale.

Balance, December 31, 2001	$420,025
Net assets reclassified to held for sale	279,571
Markdown to estimated sales price	(57,715)
Runoff (amortization and prepayments), net of fundings	(161,360)
Sale of assets	(87,396)

Balance, December 31, 2002	393,125
Net assets reclassified to held for sale	48,157
Markdown to estimated sales price	(42,874)
Runoff (amortization and prepayments), net of fundings	(42,476)
Sale of assets	(217,708)

Balance, December 31, 2003	$138,224

At December 31, 2003, assets held for sale consisted of $14.0 million of repossessed assets and the Company’s remaining leveraged lease portfolio ($124.2 million) of real estate and transportation transactions, while the composition at December 31, 2002, primarily consisted of rediscount and corporate finance loans ($277.0 million), transportation leveraged leases ($61.5 million) and repossessed and other owned assets ($54.6 million).

In late 2003, the Company’s remaining real estate leveraged lease portfolio was reclassified to assets held for sale following an assessment of its market value, listing of the assets with a third party broker and management’s commitment to and implementation of a plan of disposal. In conjunction with the reclassification, the group of assets was written down a net $11.1 million to its estimated market value, less anticipated selling expenses.

In March 2003, rediscount assets with a carrying amount of $188.8 million were sold for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a $4.4 million gain. The Company had designated $223.9 million (carrying amount) of rediscount loans as held for sale in the fourth quarter of 2002 based on a proposed sale transaction. The reduced carrying amount of the sale was due to $9.8 million of assets in the original proposal ultimately being excluded from the final transaction coupled with $25.3 million of amortization and prepayments from the date of designation to closure of the sale. The assets excluded from the sale were reclassified from held for sale to loans.

During 2003, repossessed and other owned assets with a carrying amount of $27.2 million were sold for net gains of $6.9 million, while in 2002, $24.4 million of repossessed assets were sold, resulting in net gains of $3.5 million. During 2003 and 2002, assets with a carrying amount of $5.0 million and $58.3 million, respectively, were classified as held for sale in conjunction with the Company’s foreclosure and repossession of collateral underlying various loan transactions. The Company’s intent is to stabilize and

THE FINOVA GROUP INC.

sell these assets. During 2003 and 2002, repossessed assets were marked down $5.6 million and $5.7 million, respectively, to value the assets at their estimated net selling price.

In the first quarter of 2003, the remaining corporate finance assets with a carrying amount of $46.7 million were reclassified from held for sale to loans. The corporate finance portfolio, excluding repossessed assets, declined to a carrying amount of $53.2 million at December 31, 2002 from $181.7 million at December 31, 2001. The decline was attributable to multiple individual loan sales and continued runoff of the portfolio, net of fundings under existing customer commitments. During 2002, the corporate finance portfolio was marked down $15.3 million to reflect the estimated selling price of its loans.

During 2003, the market value of the transportation leveraged lease portfolio was reassessed, resulting in markdowns of $25.3 million. These markdowns were in addition to $36.7 million markdowns taken during 2002 to reflect the state of certain aircraft operators and the value of these aircraft. Assets with a carrying amount of $1.7 million were sold during 2003 for net gains of $5.2 million.

Operating leases at December 31, consisted of the following:

	2003	2002

Cost of assets	$124,131	$135,677
Accumulated depreciation	(21,750)	(23,851)

Total operating leases	$102,381	$111,826

Future minimum rentals on noncancellable operating leases are $156.3 million in the aggregate and for each of the next five years are $37.6 million, $36.2 million, $26.6 million, $16.5 million and $12.2 million.

Investments at December 31, consisted of the following:

	2003	2002

Partnership interests	$48	$8,799

Available for sale:
Equity securities	9,156	7,475
Debt securities	1,445	413

Total available for sale	10,601	7,888

Held to maturity debt securities	3,517	4,954
Trading debt securities	24,026

Total investments	$38,192	$21,641

Debt and equity securities that are being held for an indefinite period of time, including those securities which may be sold in response to needs for liquidity, are classified as available for sale and are carried at fair value using the specific identification method, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.

The Company had a net unrealized holding gain of $3.4 million at December 31, 2003, as compared to a $3.7 million net unrealized holding loss at December 31, 2002. The change in unrealized holding gains (losses) was primarily due to an increase in market values on several securities. The net unrealized holding gains (losses) at December 31, 2003 and 2002 included aggregate unrealized losses of $2.2 million and $4.4 million, respectively, which have substantially all been in a continuous loss position for less than 12 months. The amounts were not shown net of deferred taxes for 2003 and 2002 due to the Company’s current tax position, which includes substantial net operating loss carryforwards.

Held to maturity investments are certificates of deposit with maturities of less than one year and approximate fair value.

Investments classified as trading in 2003 were comprised exclusively of assets held in two grantor trusts to secure the Company’s severance and bonus obligations to all remaining employees. The assets are held primarily for the benefit of the employees, but are

THE FINOVA GROUP INC.

recorded as investments due to the Company’s retained interest in any excess assets. The Company’s investments in trading securities were marked to market on a quarterly basis through current operations.

Net gains of $37.2 million, $19.6 million, $6.1 million and $43.3 million were recognized on sales of investments for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. The increased investment gains during 2003 included $31.8 million of gains realized from the sale of two equity investments in timeshare development companies. As the portfolio of investments is liquidated the opportunity for similar gains becomes significantly more difficult and is not anticipated.

Assets held for the production of income at December 31, consisted of the following types of assets:

	2003	2002

Aircraft and rail	$25,467	$54,817
Equipment	10	206
Real estate		12,844

Total assets held for the production of income	$25,477	$67,867

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

During 2003, the Company reassessed the likelihood of off-lease assets being re-leased and began dismantling certain aircraft for sale in the used parts market, rather than continue to incur significant storage, maintenance and costs to potentially return to service. The Company completed the dismantling of five aircraft and currently is in the process of dismantling an additional 10 aircraft. The Company anticipates additional aircraft being dismantled as it reassesses its portfolio, relative to demand within the aircraft industry and the used parts market.

D.	Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Year Ended December 31,
	2003	2002

Balance, beginning of year	$540,268	$1,019,878
Reversal of provision for credit losses	(238,786)	(339,986)
Write-offs	(136,268)	(190,021)
Recoveries	109,581	50,033
Other	33	364

Balance, end of year	$274,828	$540,268

For the year ended December 31, 2003, the Company recorded a $238.8 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction was primarily due to recoveries of amounts previously written off, proceeds received from prepayments and asset sales in excess of recorded carrying amounts (net of reserves) and the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections. The reversal of provision included $43.9 million directly related to the final settlement of substantially all amounts owed from the Company’s largest borrower. Partially offsetting these reversals were new impairment reserves established on specific accounts.

For the year ended December 31, 2002, the Company recorded a $340.0 million reversal of provision for credit losses to reduce its reserve for credit losses. The reserve reduction provision was primarily related to proceeds received from portfolio runoff and asset sales in excess of recorded carrying amounts (net of reserves); the Company’s detailed assessment of estimated inherent losses in its portfolio, which indicated an improvement in estimated collections; reversal of reserves established after September 11 on certain portfolios (primarily resort and specialty real estate) due to the less than anticipated negative impact on these portfolios; and recoveries of amounts previously written off. Partially offsetting these reversals were new impairment reserves established on specific accounts.

THE FINOVA GROUP INC.

A summary of the reserve for credit losses by impaired and other assets is as follows:

	2003	2002

Reserves on impaired assets	$239,975	$438,172
Other reserves	34,853	102,096

Reserve for credit losses	$274,828	$540,268

FINOVA’s reserve for credit losses decreased to $274.8 million at December 31, 2003 from $540.3 million at December 31, 2002. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. The Company has established impairment reserves of $240.0 million related to $473.7 million of impaired loans. At December 31, 2002, the total carrying amount of impaired loans and leases was $1.8 billion, of which $471.1 million were revenue accruing. Impairment reserves at December 31, 2002 totaled $438.2 million related to $1.2 billion of impaired loans.

Reserves on impaired assets decreased due to write-offs (primarily upon the repossession of aircraft), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2003 and additional reserves recorded on certain existing impaired assets.

Other reserves related to estimated inherent losses on unimpaired assets decreased primarily as a result of collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

An analysis of nonaccruing assets included in total financial assets at December 31, is as follows:

	2003	2002

Contracts	$579,252	$1,345,191
Repossessed assets	14,049	48,041

Total nonaccruing assets	$593,301	$1,393,232

Nonaccruing assets as a percentage of total financial assets (before reserves)	32.9%	37.7%

Accounts classified as nonaccruing were $593.3 million or 32.9% of total financial assets (before reserves) at December 31, 2003 as compared to $1.4 billion or 37.7% at December 31, 2002. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $799.1 million and write-offs and net valuation markdowns of $125.8 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets.

Nonaccruing assets continue to be affected by the Company’s concerns regarding its ability to fully collect principal and interest on certain transactions that have significant balloon payments or residual values due to FINOVA at maturity. FINOVA is concerned that certain of its customers will not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be affected by its own capital resources and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

Had all nonaccruing assets outstanding at December 31, 2003, 2002 and 2001 remained accruing at their contractual rates, interest and rental income would have increased by approximately $84.4 million, $158.3 million and $168.0 million, respectively.

Accruing impaired assets decreased to $220.7 million at December 31, 2003 from $471.1 million at December 31, 2002. The decrease was primarily attributable to transportation accounts migrating to nonaccruing status and the classification of newly repossessed aircraft as off-lease and held for the production of income and the payoff or return to earning status of two large accruing impaired accounts ($109.3 million) within the resort portfolio. Partially offsetting these decreases were the return of certain assets to impaired accruing status following demonstration of sustained performance.

THE FINOVA GROUP INC.

The Company expects that over time, its impaired assets will comprise an increasing percentage of its total portfolio, as the obligors under those contracts tend to be in poor financial condition, and will repay their obligations more slowly than performing obligors.

E.	Receivable Sales

Commercial Equipment Securitization. In 2000, the Company completed the sale of $322.1 million of commercial equipment loans and direct financing lease receivables for cash proceeds of $302.8 million. There is no recourse to the Company’s other assets, except for the related interest rate conversion agreement described below. The Company’s retained interest is subordinate to investors’ interests and the value of the retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

At December 31, 2003 and 2002, the outstanding balance of the sold receivables totaled $23.5 million and $55.9 million, respectively. The retained interest had no estimated fair value as of December 31, 2003 compared to $0.3 million at December 31, 2002, which was included in investments. Previously, during 2002 and 2001, retained interests in this structure were adjusted to their estimated fair value, resulting in markdowns of $3.8 million and $16.9 million, respectively.

Investors are paid a floating interest rate, while the pool of sold receivables contains fixed rate transactions. This interest rate risk was mitigated by a conversion agreement issued in connection with the securitization. The conversion agreement has a notional principal amount of $42.5 million that effectively converts the floating interest rate obligation to investors into a fixed interest rate obligation. The conversion agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the securitization; however, in early 2004, the counter-party to the conversion agreement notified FINOVA of its intention to terminate the agreement. Upon termination, FINOVA becomes responsible for all remaining obligations under the agreement pursuant to a guarantee issued by FINOVA in conjunction with this securitization. At December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to the guarantee. Additionally, FINOVA transferred servicing of these assets to a third party during the first quarter of 2004.

Franchise Securitization. In 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. Recourse is limited to a funded cash reserve of 1% to 3% of the outstanding receivables balance, depending on delinquency levels. As of December 31, 2003 and 2002, the outstanding balance of the sold loans totaled $62.9 million and $91.7 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2003 and 2002, the Company continued to service these assets and held subordinated interests totaling $1.4 million and $0.14 million, respectively. During 2001, the retained interest was marked down to its fair value, resulting in a charge of $7.5 million. The value of the retained interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

F.	Debt

As of December 31, the Company’s total debt outstanding was as follows:

	2003	2002

Berkadia Loan	$525,000	$2,175,000
Senior debt:
Principal	2,967,949	3,067,949
Fresh-start reporting discount	(629,158)	(686,306)

Total Senior Notes, net	2,338,791	2,381,643

Total debt	$2,863,791	$4,556,643

Upon emergence from bankruptcy in 2001, all of FINOVA’s outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of Senior Notes to restructure the Company’s pre-emergence indebtedness (including TOPrS), and repay all allowed accrued and unpaid pre-petition and post-petition interest. At December 31, 2003, the Berkadia Loan had a first priority lien on substantially all of FINOVA’s assets, including all of its subsidiaries, and the holders of Senior Notes had a second priority lien on those assets.

THE FINOVA GROUP INC.

Because virtually all of the Company’s assets are pledged to secure the Company’s debt obligations, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets to meet its liquidity needs.

The terms of the Company’s debt agreements substantially prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors. Permitted uses of cash are specified in the debt agreements. Generally, the Company is permitted to use its cash in the following order: first to fund its operating expenses, including payment of taxes, funding customer commitments and payment of interest on the Berkadia Loan; then to pay interest on the Senior Notes; then to make optional purchases of the Senior Notes with the consent of Berkadia and otherwise in accordance with the terms of the Indenture in an aggregate amount not to exceed $1.5 billion of cash while the Berkadia Loan is outstanding, and thereafter in an amount not to exceed $150 million per year.

Under the terms of the agreements, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Any amount in excess of the cash reserve after payment of interest on the Berkadia Loan and the Senior Notes, was first required to be paid (“mandatory prepayments”) to reduce the principal amount of the Berkadia Loan on a quarterly basis and once the Berkadia Loan was repaid, to reduce the principal amount of the Senior Notes on a semi-annual basis. In addition to mandatory prepayments, the Company was permitted, with Berkadia’s consent, to make voluntary prepayments on the Berkadia Loan. During 2003, mandatory and voluntary prepayments to Berkadia totaled $1.65 billion. Principal payments made to Berkadia since emergence reduced the Berkadia Loan to $525.0 million as of December 31, 2003. During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

The Berkadia Loan bore interest, payable monthly, at the Eurodollar Rate, as defined in the Credit Agreement, plus 2.25%. FINOVA and substantially all of its direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) had guaranteed FINOVA Capital’s repayment of the Berkadia Loan. The terms of the Credit Agreement required the Company to maintain at all times, a ratio of Collateral Value (as defined in the Credit Agreement) to the Berkadia Loan of not less than 1.25 to 1. As of December 31, 2003, the Collateral Value was $2.3 billion, resulting in a ratio of 4.32 to 1, while as of December 31, 2002, the Collateral Value totaled $3.7 billion, resulting in a ratio of 1.70 to 1.

Although the Berkadia Loan has been repaid, FINOVA remains obligated to repay $3.0 billion of principal outstanding on its Senior Notes. Beginning May 15, 2004, in accordance with the terms of the Indenture, the Company expects to use any excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. However, the Company does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash. Upon repayment of the Berkadia Loan in February 2004, the Senior Notes have a first priority security interest in virtually all of FINOVA’s assets.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. Principal payments are to be paid with available cash after establishment of cash reserves as defined in the Indenture. The Indenture has no financial covenants, except for the requirement to use available cash as discussed below.

FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”) and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are now secured by a first priority lien on the assets of FINOVA Capital. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes.

The Senior Notes are reflected in the balance sheet at December 31, 2003 and 2002, net of an unamortized discount of $629.2 million and $686.3 million, respectively. The book value of the Senior Notes is scheduled to increase over time through the amortization of the discount as interest expense. For the years ended December 31, 2003 and 2002, the Company recorded amortization of $35.5 million and $33.7 million, respectively (not including amounts offset against gains generated from the repurchases discussed below), which resulted in an effective interest rate of 10.8% for all periods. The Company’s obligation is to pay the full remaining $3.0 billion principal amount of the Senior Notes at maturity in 2009.

THE FINOVA GROUP INC.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that once principal payments on the Senior Notes begin, FINOVA’s stockholders will receive a distribution equal to 5.263% (i.e., 5%/95% as noted below) of each principal repayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA intends to retain an amount equal to the stockholder distribution contemplated by the Indenture until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is required to use the cash to satisfy its debt obligations.

As a result of the restrictions contained in the Company’s debt agreements that do not allow FINOVA to incur any meaningful amount of new debt, the estimation of cash reserves is critical to the overall liquidity of the Company. Cash reserves estimations are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts determined. Failure to adequately estimate a cash reserve in one period could result in insufficient liquidity to meet obligations in that period, or in subsequent periods, if actual cash requirements exceed the cash reserve estimates.

The Indenture provides that if payment in full is made of the outstanding principal of the Senior Notes and payments are made to FINOVA common stockholders in an aggregate amount equal to 5.263% of the aggregate principal amount of the Senior Notes, ninety-five percent (95%) of any available cash will be used to pay contingent interest to holders of Senior Notes in an aggregate amount of up to $91.2 million (reflecting Senior Notes that have been repurchased by the Company), and five percent (5%) of any remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those distributions can be made to stockholders, as noted above. Contingent interest payments will terminate in 2016. FINOVA’s obligation to make the contingent interest payments is not secured.

In August 2002, in accordance with the Company’s debt agreements, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Net Interest Savings was calculated as the difference between (a) the reduction in interest expense on the Senior Notes (resulting from the repurchase of such Senior Notes) and (b) the increase in interest expense on the Berkadia Loan (resulting from the use of cash to repurchase Senior Notes and to pay 50% of the Net Interest Savings to Berkadia rather than make mandatory prepayments of the Berkadia Loan). On each date that interest is paid on the outstanding Senior Notes (a “Note Interest Payment Date”), 50% of the Net Interest Savings accrued since the last Note Interest Payment Date was paid to Berkadia. The other 50% of the Net Interest Savings will be retained by FINOVA. Upon repayment in full of the Berkadia Loan, Berkadia ceased to have the right to receive any Net Interest Savings accruing after that repayment. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of FINOVA’s Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia. During 2003 and 2002, payments to Berkadia for 50% of the Net Interest Savings from the repurchases totaled $6.4 million and $0.8 million, respectively.

During 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. In 2002, the Company had repurchased $185.0 million (face amount) of Senior Notes at an average price of 29.93% or $55.4 million, plus accrued interest. Since August 2002, the Company has used $105.3 million of cash to repurchase Senior Notes.

Now that the Berkadia Loan has been repaid, the Indenture permits FINOVA to use up to $150 million each year to repurchase Senior Notes. There can be no assurance that the Company will repurchase any additional Senor Notes or that additional Senior Notes will become available at acceptable prices.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, pay the 5% distribution to common stockholders, or to make any contingent interest payments. The Company has a negative net worth of $652.7 million as of December 31, 2003 ($1.3 billion if the Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

THE FINOVA GROUP INC.

G.	Derivative Financial Instruments

At December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to a guarantee of an interest rate conversion agreement issued in conjunction with the Company’s commercial equipment securitization. The conversion agreement has a notional principal amount of $42.5 million that effectively converts the floating interest rate obligation to investors into a fixed interest rate obligation. The conversion agreement requires 7.42% fixed interest payments on the notional principal amount in return for receipts calculated on the same notional amount at a floating interest rate. Payments under this transaction are funded with collections from the securitization; however, in early 2004, the counter-party to the conversion agreement notified FINOVA of its intention to terminate the agreement. Upon termination, FINOVA becomes responsible for all remaining obligations under the agreement, pursuant to its guarantee.

FINOVA entered into short-term foreign exchange swap transactions to minimize currency risk. Currency risk results from changes in the value of underlying foreign-denominated assets or liabilities versus U.S. Dollar (“USD”) values. Without these currency swap transactions, FINOVA could be adversely impacted by exchange rate volatility. The USD equivalent of the exchanged currencies totaled $5 million and $31 million at December 31, 2003 and 2002, respectively. The foreign exchange swap transactions are renewable on a monthly basis.

During 2001, substantially all of FINOVA’s outstanding interest rate swaps were terminated as a result of the Company’s chapter 11 filing. In accordance with the Company’s various swap agreements, the swap counterparties exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amounts due from the Company on the debt outstanding. At the time FINOVA emerged from chapter 11 and the debt was restructured, approximately $45.6 million was offset against amounts due to the Company.

Upon termination of substantially all FINOVA interest rate swaps, the Company’s assets and liabilities were no longer match funded. Changes in interest rates will thus affect the Company’s financial results.

H.	Fresh-Start Reporting

In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company adopted fresh-start reporting upon emergence from chapter 11 in 2001. The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company’s existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company’s reorganization value at emergence was less than its post-petition liabilities and allowed claims. Fresh-start reporting resulted in material adjustments to the carrying amounts of the Company’s assets and liabilities. FINOVA’s gross assets were recorded at their reorganization value, which was primarily determined based upon the present value of estimated future cash flows, discounted at appropriate risk adjusted market rates for similar loans and leases. Allocation of the adjustment to individual assets was determined in a manner similar to the accounting provisions applied for business combinations under purchase accounting. The Senior Notes were recorded based upon their trading price shortly after they were issued. The resulting stockholders’ equity value of $17.6 million at August 31, 2001, was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry at that point in time.

The adjustment of assets and liabilities to fair values resulted in a net charge to earnings of $62.9 million during the eight-month period ended August 31, 2001. This net charge to earnings was included in the net reorganization expense line on the Statement of Consolidated Operations.

The effect of the Plan and the implementation of fresh-start reporting on the Company’s balance sheet as of August 31, 2001 was as follows:

THE FINOVA GROUP INC.

FRESH-START BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	Predecessor Company August 31, 2001		Reorganization Plan Adjustments		Reorganized Company (Before Fresh-Start)	Fresh-Start Adjustments			Reorganized Company August 31, 2001

ASSETS
Cash and cash equivalents		$3,623,751	$(2,715,926	) (a)(b)(c)	$907,825	$			$907,825
Financing Assets:
Loans and other financing contracts, net		6,371,233			6,371,233		(805,158	) (f)	5,566,075
Direct financing leases		458,892			458,892		(47,029	) (f)	411,863
Leveraged leases		221,122			221,122		(4,200	) (f)	216,922

Total financing assets		7,051,247			7,051,247		(856,387	) (f)	6,194,860
Reserve for credit losses		(707,521)			(707,521)		451,197	(f)	(256,324)

Net financing assets		6,343,726			6,343,726		(405,190)		5,938,536

Other Financial Assets:
Assets held for sale		330,185	342,554	(c)	672,739		(6,530	) (f)	666,209
Operating leases		478,511			478,511		(132,398	) (f)	346,113
Investments		286,017	(2,791	) (a)(c)	283,226		(79,718	) (f)	203,508
Assets held for the production of income		262,771			262,771		(85,855	) (f)	176,916
Net assets of discontinued operations		322,558	(322,558	) (c)

Total other financial assets		1,680,042	17,205		1,697,247		(304,501)		1,392,746

Total Financial Assets		8,023,768	17,205		8,040,973		(709,691)		7,331,282
Other assets		156,923	17,475	(a)(c)(d)	174,398		(110,549	) (f)(g)	63,849
Goodwill, net of accumulated amortization		43,410			43,410		(43,410	) (g)

		$11,847,852	$(2,681,246)		$9,166,606		$(863,650)		$8,302,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$		$5,600,000	(a)	$5,600,000	$			$5,600,000
Senior debt		10,993,901	(7,743,423	) (a)(b)	3,250,478		(771,339	) (f)	2,479,139

Total debt		10,993,901	(2,143,423)		8,850,478		(771,339)		8,079,139
Accounts payable and accrued expenses		651,344	(449,745	) (a)(b)(c)(d)	201,599		(5,361	) (f)	196,238
Deferred income taxes, net		34,055			34,055		(24,099	) (f)	9,956

Total Liabilities		11,679,300	(2,593,168)		9,086,132		(800,799)		8,285,333

Convertible Preferred Securities		111,550	(111,550	) (b)
Stockholders’ Equity:
Common stock		648	611	(e)	1,259				1,259
Additional capital		1,119,531	(611	) (e)	1,118,920		(1,102,020	) (f)	16,900
Accumulated deficit		(880,520)	26,327	(a)(b)(d)	(854,193)		854,193	(f)
Accumulated other comprehensive loss		(4,386)	(2,855	) (c)	(7,241)		7,241	(g)
Common stock in treasury		(178,271)			(178,271)		177,735	(f)	(536)

Total Stockholders’ Equity		57,002	23,472		80,474		(62,851)		17,623

		$11,847,852	$(2,681,246)		$9,166,606		$(863,650)		$8,302,956

THE FINOVA GROUP INC.

Notes to Fresh-Start Balance Sheet:

a)	Reflects the receipt of proceeds from the $5.6 billion Berkadia Loan, which was used together with cash on hand and the issuance of $3.25 billion of Senior Notes to restructure the Company’s existing senior indebtedness and repay all accrued and unpaid pre-petition and post-petition interest. The restructuring of senior indebtedness included offsetting amounts owed of $51.4 million, which represented FINOVA cash held by various institutions exercising their right of offset.

b)	Holders of the TOPrS issued by FINOVA Finance Trust received (i) a cash payment equal to 52.5% of the liquidation preference attributable to TOPrS, (ii) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to TOPrS and (iii) Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to TOPrS. As a result, FINOVA recorded a gain on discharge of indebtedness of $28.8 million. FINOVA’s subordinated debentures related to TOPrS have been cancelled and FINOVA Finance Trust has been dissolved pursuant to the Plan.

c)	Upon emergence from chapter 11, the net assets of discontinued operations were reclassified into continuing operations and all former segments of the Company have been dissolved. This decision reflects management’s intention to manage all assets as one operating unit, with an emphasis on orderly collection of its portfolio.

d)	In connection with the Plan, the Company rejected a number of lease agreements for its office space. Management explored alternative facilities for its operations and negotiated acceptable concessions with some of its landlords for continued use of all or portions of the space at those facilities. FINOVA wrote off $15.1 million in fixed assets and leasehold improvements related to offices closed as a result of rejecting certain lease agreements. Additionally, FINOVA accrued for lease damages associated with these rejected lease agreements.

e)	FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of the shares of FINOVA common stock outstanding after giving effect to the implementation of the Plan, including the issuance of a small number of additional shares in settlement of a claim.

f)	Reflects the adjustments made to carrying amounts of assets, liabilities and stockholders’ equity to record them at fair value. The adjustment to assets totaled $863.7 million, of which $365.4 million will amortize into income over the life of the transactions, assuming the accrual of income continues. The borrower’s obligation to make payments to the Company was not affected by this adjustment.

The adjustment to reduce the carrying amount of the Senior Notes by $771.3 million represented a discount on the principal amount based upon the fair value of that obligation. This discount is being partially amortized to interest expense over the term of the Senior Notes utilizing the effective interest method. The effective rate (10.8%) represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization at 10.8% will increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). Although the August 31, 2001 Reorganized Company balance sheet reflects the Senior Notes at $2.48 billion, the Company’s repayment obligation was the principal amount of $3.25 billion.

g)	In accordance with fresh-start reporting guidelines, certain assets, including goodwill and deferred debt origination costs were reduced to zero. Additionally, all unrealized equity items including foreign currency translation and unrealized gains and losses were reduced to zero and recognized through operations.

Net Reorganization Expense

Net reorganization expense for the eight months ended August 31, 2001 included income and expenses recognized or incurred by FINOVA related to the reorganization. The components of net reorganization expense included fair value adjustments of assets and liabilities related to fresh-start reporting ($62.9 million) and professional service and other fees ($26.0 million), partially offset by interest income earned on cash retained for interest and debt payments deferred during the bankruptcy period ($42.4 million).

I.	Pension and Other Benefits

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. Postretirement health benefits are any benefits other than retirement benefits

THE FINOVA GROUP INC.

and are recorded at the time employees leave active service. The Company’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. Postretirement benefits are funded as those benefits are paid.

Obligations and Funded Status

	Pension benefits		Postretirement health benefits
At December 31,	2003	2002	2003		2002

Change in Projected Benefit Obligations:
Projected benefit obligation, beginning of year	$38,595	$37,440		$1,421		$2,610
Service cost	1,099	1,520				133
Interest cost	2,378	2,286		81		165
Amendments (1)				(1,286)		(1,404)
Actuarial loss/(gain)	1,666	(37)				209
Benefits paid	(1,688)	(2,614)		(216)		(292)

Projected benefit obligation, end of year (2)	$42,050	$38,595		$—		$1,421

Change in Plan Assets:
Fair value of plan assets, beginning of year	$36,278	$25,548	$		$
Actual return (loss) on plan assets (3)	353	(3,356)
Employer contributions (4)	5,000	16,700		216		292
Benefits paid	(1,688)	(2,614)		(216)		(292)

Fair value of plan assets, end of year	$39,943	$36,278		$—		$—

Funded status	$(2,107)	$(2,317)	$			$(1,421)
Unrecognized net actuarial loss	13,088	9,321				482
Unrecognized prior service benefit						(1,404)

Net amount recognized (1)	$10,981	$7,004		$—		$(2,343)

(1)	As of December 31, 2002, the Company amended its postretirement health benefit plan to discontinue the plan for active employees, resulting in a $1.4 million reduction in liability. As of December 31, 2003, the Company terminated the plan for non-active employees, resulting in a $1.3 million reversal of the remaining liability and elimination of the postretirement health benefit plan in its entirety.

(2)	The Company’s projected benefit obligation represents the actuarial present value of benefits taking into account assumptions regarding future salary increases. At December 31, 2003 and 2002, the accumulated benefit obligations, which were based on current and past compensation levels, totaled $39.8 million and $36.0 million, respectively.

(3)	To reduce the volatility of invested plan assets, the Company transferred all plan assets to lower yielding, lower risk investments during 2002. See Pension Plan Assets below for a discussion of the Company’s investment strategy.

(4)	During 2003 and 2002, the Company funded discretionary contributions of $5.0 million and $15.0 million, respectively, to improve the plan’s funded status, in addition to the $1.7 million minimum contribution required by funding regulations during 2002. The Company had no required minimum contribution in 2003.

Amounts Recognized in the Consolidated Balance Sheet at December 31:

	Pension benefits		Postretirement health benefits
	2003	2002	2003		2002

Prepaid benefit cost	$10,981	$7,004	$		$
Accrued benefit cost						(2,343)

Net amount recognized	$10,981	$7,004		$—		$(2,343)

THE FINOVA GROUP INC.

Weighted Average Assumptions Used to Determine Projected Benefit Obligations at December 31:

	Pension benefits		Postretirement health benefits
	2003	2002	2003	2002

Discount rate	6.00%	6.25%	n/a	6.25%
Rate of increase in future compensation levels	2.50%	2.75%	n/a	n/a

Pension Plan Assets

The Company’s pension plan assets at December 31, 2003 and 2002 were held entirely in a low yielding, low risk short-term investment grade money market fund containing a diversified blend of investment grade commercial paper, certificates of deposit and other low risk short-term investments.

The plan’s written investment policy allows the Company’s pension investment committee to choose from a number of short- to long-term investments. Allowable assets range from overnight investment grade repurchase agreements and short-term marketable securities to longer-term corporate or government bonds and real estate investment trusts. The historical FINOVA total return investment approach focused on a mix of equities and fixed income investments to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan obligations and funded status, the Company’s financial condition and the expected maturity date of the plan.

In August 2002, the Company’s pension investment committee, after consultation with the Board of Directors, selected a short-term investment grade money market fund to meet the investment requirements of a plan with an unknown duration and a primary goal of principal preservation. Given the expected short-term duration of the pension plan investment period, longer-term investments focusing on growth with a potential for principal exposure were not deemed appropriate upon evaluation of the duration of the plan, economic conditions and the Company’s financial circumstances. The investment strategy and risk management practice is presently focused exclusively on principal preservation given the unknown termination date of the plan as a result of the Company’s continued liquidation.

Cash Flows

The Company has no minimum funding requirement for its pension plan in 2004; however, the Company continues to evaluate the current funded status of the plan, its investment strategy and likelihood and cost of terminating the plan; and may make further discretionary contributions, if deemed warranted. The Company has not made a decision regarding 2004 discretionary contributions at this time.

To put the cost of termination in perspective and for illustrative purposes only, based on the Company’s current investment strategy, the current interest rate environment and actuarial estimates at December 31, 2003, the Company estimates that if the plan was terminated in two years, the plan termination liability would exceed projected assets by approximately $16 million; however, the Company has made no decision to terminate the plan and no assurance can be made that the plan will be terminated, or if made, when it might occur and the cost of such termination.

THE FINOVA GROUP INC.

Components of Net Periodic Benefit Cost

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Pension benefits:
Service cost	$1,099	$1,520	$580	$1,766
Interest cost	2,378	2,286	800	1,621
Expected return on plan assets	(2,496)	(2,278)	(810)	(1,876)
Recognized net actuarial loss	42	13
Amortization of prior service cost				(85)
Amortization of transition asset				(14)

Total benefit cost	$1,023	$1,541	$570	$1,412

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Postretirement health benefits:
Service cost	$	$133	$40	$253
Interest cost	81	165	50	168
Recognized net actuarial gain	6			(97)
Amortization of prior service cost	(75)			46
Amortization of transition obligation				51

Total benefit cost	$12	$298	$90	$421

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at December 31:

	Pension benefits			Postretirement health benefits
	2003	2002	2001	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long term rate of return on plan assets	3.00%	6.00%	9.00%	n/a	n/a	n/a
Rate of increase in future compensation levels	2.75%	3.25%	3.75%	n/a	n/a	n/a
Current year’s rate - pre-65	n/a	n/a	n/a	8.00%	9.00%	10.00%
Current year’s rate - post-65	n/a	n/a	n/a	9.00%	10.50%	12.00%
Ultimate year’s rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Ultimate year	n/a	n/a	n/a	2007	2007	2007

In determining the expected long-term rate of return on plan assets, FINOVA studied historical markets and the historical returns of assets with similar investment risk as deployed by FINOVA’s investment strategy, which is consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as the interest rate environment, inflation and other economic indicators are evaluated and adjustments, where deemed necessary, are made to the historical market information in determining the expected rate of return assumptions. Given the Company’s present expectation of a shorter investment period than most plans benchmarked, shorter-term capital market assumptions were utilized.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have affected the total of service and interest costs components of postretirement health benefits by plus or minus $2 thousand during 2003. As noted above, the Company’s

THE FINOVA GROUP INC.

postretirement health benefit plan was terminated at December 31, 2003 and there will be no future impact to the Company’s results of operations.

J.	Income Taxes

The consolidated income tax (expense) benefit consisted of the following for the periods ended:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Current:
United States – State	$(390)	$ 506	$1,580	$815
Foreign	226	549

	(164)	1,055	1,580	815

Deferred:
United States – State	390	(506)	(1,580)	(815)
Foreign	(226)	(605)	(792)	2,765

	164	(1,111)	(2,372)	1,950

Income tax (expense) benefit	$—	$(56)	$(792)	$2,765

During 2003 and 2002, FINOVA received net income tax refunds of $41.7 million and $39.5 million, respectively. For the four months ended December 31, 2001, the Company received income tax refunds of approximately $1.6 million and for the eight months ended August 31, 2001, the Company paid income taxes of approximately $5.7 million.

The federal statutory income tax rate applied to income (loss) before taxes is reconciled to the effective income tax rate as follows:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		Four Months Ended Dec. 31, 2001	Eight Months Ended Aug. 31, 2001
	2003	2002

Federal statutory income tax rate	(35.0)%	(35.0)%	35.0%	35.0%
State income taxes	(2.3)	(3.9)	2.8	2.4
Foreign tax effects	0.4	(1.0)	(0.7)	(1.3)
Valuation allowance	30.0	28.1	(37.2)	(35.0)
Municipal and ESOP income		0.6	0.1	0.3
Non-deductible goodwill				(0.8)
Original issue discount	7.0	11.2
Other	(0.1)	(0.1)	(0.1)	(0.2)

(Expense) benefit for income taxes	—%	(0.1)%	(0.1)%	0.4%

THE FINOVA GROUP INC.

The significant components of deferred tax liabilities and deferred tax assets at December 31, consisted of the following:

	2003	2002

Deferred tax liabilities:
Deferred income from leveraged leases	$270,206	$424,576
Deferred income from lease financing	562	67,224
Other	2,211	1,630

Gross deferred tax liability	272,979	493,430

Deferred tax assets:
Reserve for credit losses	159,238	349,142
Goodwill	6,498	5,425
Alternative minimum tax	5,283	5,309
Net operating loss carryforward	351,700	349,439
Basis difference in loans and investments	119,268	173,993
Basis difference in debt	30,268	44,304
Basis difference in owned assets	112,061	119,381
Accrued expenses	10,301	8,664
Other	2,040	17,834

Gross deferred tax asset	796,657	1,073,491
Valuation allowance	(527,728)	(596,837)

Net deferred tax asset	268,929	476,654

Net deferred tax liability	$4,050	$16,776

The effective income tax rates for continuing operations for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001 were 0.0% expense, 0.1% expense, 0.1% expense and 0.4% benefit, respectively. The effective income tax rate for discontinued operations for the eight months ended August 31, 2001 was 9.95%. The low rates were due to the expectation that the Company would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2003 and 2002, the valuation allowance decreased by $69.1 million and $162.9 million, respectively, primarily due to the utilization of deferred tax assets. The reasons the Company may not be able to utilize all the deferred tax assets include: a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns, uncertainty about the amount of future earnings, and uncertainty about the timing of the reversal of deferred tax liabilities.

Based on available data, management has concluded that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company’s ability to utilize net operating loss (“NOL”) carryforwards and built in losses following the ownership change. However, pursuant to the “Section 382(I)(5) bankruptcy exception,” provided the Company’s reorganization resulted in ownership of 50% or more of the Company’s stock by qualifying creditors and pre-change stockholders, the general limitations imposed by Section 382 will not apply. As of December 31, 2003 and 2002, the Company had federal NOL carryforwards of $851.6 million and $859.4 million, respectively, none of which expire prior to 2009.

In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 (the “Act”). The Act includes provisions allowing corporations to carryback certain NOLs for longer periods and with fewer limitations than had previously existed. The Company filed its 2001 corporate tax return in June 2002 and made a special election available under Section 108 of the Internal Revenue Code of 1986 that resulted in the Company reducing its tax basis in depreciable property. As a result of this election and related filings, NOLs became available for carryback, thereby entitling the Company to a refund of approximately $67 million. During the third quarter of 2002, the Company received $36.0 million of this refund, which was recorded in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as a direct addition to paid-in-capital. The Company received the remainder of the refund plus interest during 2003, which was also recorded as a direct addition to paid-in-capital. As a result of the special election and carryback of NOLs, the Company did not utilize any of its federal NOL carryforwards and credits to offset the cancellation of debt income as contemplated in the Company’s Form 10-K for December 31, 2001.

THE FINOVA GROUP INC.

K.	Stockholders’ Equity

In August 2001, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA’s outstanding shares after giving effect to implementation of the Plan. At December 31, 2003, 2002 and 2001, FINOVA had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. All rights under existing options, warrants and rights of conversion were deemed cancelled on August 21, 2001, the effective date of the Plan. As a result, 132,296 shares of FINOVA common stock were reacquired by FINOVA. The Company has 400,000,000 shares of common stock authorized.

FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2003. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

In conjunction with implementing fresh-start reporting during 2001, the Company adjusted its assets and liabilities to fair value, which resulted in a stockholders’ value of $17.6 million. This value was based on the consideration of many factors and various valuation methods, including the fair values of assets and liabilities, discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry.

L.	Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2001	$(95)	$15,249	$15,154
Change during the eight months ended August 31, 2001	95	(15,249)	(15,154)

Balance August 31, 2001
Change during the four months ended December 31, 2001	(2,919)	6,999	4,080

Balance, December 31, 2001	(2,919)	6,999	4,080
Change during 2002	2,786	(10,743)	(7,957)

Balance, December 31, 2002	(133)	(3,744)	(3,877)
Change during 2003	(313)	7,179	6,866

Balance, December 31, 2003	$(446)	$3,435	$2,989

The balances were not tax affected in 2003, 2002 and 2001 due to the Company’s current tax position, which includes substantial net operating loss carryforwards (see Note J “Income Taxes”).

M.	Convertible Preferred Securities

Pursuant to the Plan, in August 2001, the $118.6 million aggregate principal amount of convertible subordinated debentures (the “Debentures”) related to the $115 million (before transaction costs of $3.5 million) of 5½% Convertible Trust Originated Preferred Securities (the “Preferred Securities” or the “TOPrS”) were cancelled. Holders of the TOPrS received (a) a cash payment equal to 52.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends), (b) a cash payment equal to 75% of accrued and unpaid pre-petition and post-petition dividends attributable to the TOPrS and (c) Senior Notes having an aggregate principal amount equal to 22.5% of the liquidation preference attributable to the TOPrS (not including pre-petition and post-petition dividends). As a result, FINOVA recorded an extraordinary gain of $28.8 million in 2001.

The Preferred Securities accrued and paid cash distributions quarterly, when declared by FINOVA, at a rate of 5½% per annum of the stated liquidation amount of $50 per preferred security. FINOVA had the option to defer making distributions on the Debentures for up to 20 consecutive quarters, and did so early in 2001, at which time dividends on the TOPrS were also suspended.

THE FINOVA GROUP INC.

N.	General and Administrative Expenses

The following represents a summary of the major components of general and administrative expenses for the periods ended:

	Reorganized Company						Predecessor Company
	Year Ended December 31,				Four Months Ended		Eight Months Ended

	2003	%	2002	%	Dec. 31, 2001%		Aug. 31, 2001%

Salaries and employee benefits	$31,914	45.2%	$60,912	56.2%	$35,431	56.0%	$60,603	49.9%
Professional services	24,597	34.8%	17,600	16.2%	14,281	22.6%	28,678	23.6%
Other operating expenses	5,413	7.6%	16,935	15.6%	5,157	8.1%	15,620	12.9%
Occupancy expenses	4,921	7.0%	6,728	6.2%	5,933	9.4%	8,645	7.1%
Depreciation and amortization	2,784	3.9%	3,621	3.4%	1,615	2.6%	4,601	3.8%
Travel and entertainment	1,044	1.5%	2,611	2.4%	855	1.3%	1,785	1.5%
Goodwill amortization							1,621	1.2%

Total general and administrative expense	$70,673	100.0%	$108,407	100.0%	$63,272	100.0%	$121,553	100.0%

O.	Operating Leases

The Company leases various office properties under operating lease contracts expiring through 2011. As discussed in Note P “Costs Associated with Exit or Disposal Activities,” FINOVA has several office leases that it has ceased using or terminated. The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of the lease. As of December 31, 2003, the Company had a liability for terminated leases and office space it has ceased using totaling $4.9 million, which is net of sublease rentals, where applicable.

The table below details total minimum future rental payments under operating leases still in place as of December 31, 2003:

2004	$6,496
2005	4,350
2006	1,455
2007	1,243
2008	1,243
Thereafter	3,284

Total minimum future rental payments	$18,071

Total minimum future rental payments have not been reduced by $6.0 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals was $4.9 million, $6.7 million, $5.9 million and $8.6 million for the years ended December 31, 2003 and 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. Sublease rentals were $0.9 million, $0.4 million and $1.7 million for the year ended December 31, 2002, the four months ended December 31, 2001 and the eight months ended August 31, 2001, respectively. Rent expense for the year ended December 31, 2003 does not include rent payments and sublease rentals netted against the liability established in December 2002 in accordance with the provisions of SFAS No. 146, for future rentals (net of anticipated sublease rentals) on office space the Company is no longer using.

P.	Costs Associated with Exit or Disposal Activities

On December 31, 2002, FINOVA implemented the provisions of SFAS No. 146, which did not have a material impact on the Company’s consolidated results of operations and financial position. This statement addresses financial accounting and reporting for costs such as one-time termination benefits, including severance costs and contract termination costs. As a result of the sale of assets, the reduction in workforce and the overall contraction of the Company, FINOVA is currently incurring both types of expenses.

THE FINOVA GROUP INC.

Severance

All employees are currently entitled to severance benefits under certain circumstances. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” the Company had previously established a full liability for termination benefits when management approved and committed the Company to a plan of termination and formally communicated such plan to its employees. In accordance with SFAS No. 146, the Company must now recognize the liability for termination benefits ratably over the employee’s remaining service period. The liability is measured on the date the employee received notice based on the fair value of the liability as of the termination date, using a credit-adjusted risk-free rate.

2003

Balance, beginning of year	$8,878
Payments	(5,990)
Net additions	527

Balance, end of year	$3,415

As of December 31, 2003 and 2002, FINOVA’s severance liability covered approximately 52 and 140 individuals, respectively, at various levels throughout the Company, including staff and management. The liability is recorded in the accounts payable and accrued expenses line item of the balance sheet. During 2003 and 2002, the Company paid severance benefits totaling $6.0 million and $11.0 million, respectively.

Contract Termination Costs

In accordance with SFAS No. 146, a liability shall be recognized and measured at fair value for costs to terminate an operating lease or other contract upon termination and for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company, when the Company ceases using the right conveyed by the contract (“cease-use date”). As a result of the sale of assets and the reduction in the number of employees, FINOVA has several office leases that it has ceased using or terminated (rejected in bankruptcy). The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of certain leases, including its principal executive office in Scottsdale, Arizona, which had been rejected during bankruptcy.

2003

Balance, beginning of year	$9,581
Payments	(6,487)
Net additions	1,832

Balance, end of year	$4,926

As of December 31, 2003, the Company had a liability for terminated leases and office space it has ceased using totaling $4.9 million, which is reflected in the accounts payable and accrued expenses line item of the balance sheet. The fair value of the liability was determined by discounting, at a credit-adjusted risk-free rate, the remaining lease payments offset by estimated sublease rentals. The decrease since December 31, 2002, was due to the payment of scheduled lease rentals (net of sublease income) and termination costs, partially offset by accruals related to additional idle office space.

Q.	Litigation and Claims

Legal Proceedings

FINOVA is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability from its legal proceedings should not materially affect FINOVA’s financial position, results of operations or cash flows. The following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

THE FINOVA GROUP INC.

If any legal proceedings result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company’s financial condition, it does not expect that it can satisfy all its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2003. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

The first lawsuit, a complaint captioned Earle B. Gregory, et al, v. FINOVA Capital Corporation, James T. Garrett, et al., (the “Gregory action”) was filed in the Court of Common Pleas of Lancaster County, South Carolina, case no. 2003-CP-29-967, and was served on FINOVA on October 17, 2003. An amended complaint was served on November 5, 2003, prior to the deadline for FINOVA to answer, plead, or otherwise respond to the original complaint. The Gregory action was properly removed to the United States District Court for the District of South Carolina on November 17, 2003, pursuant to 28 U.S.C. §§ 1334 and 1452. The plaintiffs filed a motion to remand the case to state court, but the U.S. District Court denied this motion in an order dated December 18, 2003.

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. 8:03-372413 (“Moore”) , was filed in the United States District Court for the District of South Carolina on November 25, and was served on FINOVA on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA on December 9, 2003. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. C 204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA on January 13, 2004.

Each of the five Thaxton-related lawsuits are styled as class actions, purportedly brought on behalf of certain defined classes of people who had purchased subordinated notes from the Thaxton Entities. The complaints by the subordinated noteholders allege claims of fraud, securities fraud, and various other civil conspiracy and business torts in the sale of the subordinated notes. Each of the complaints seeks an unspecified amount of damages, among other remedies. In addition to FINOVA, the complaints each name as co-defendants Thaxton’s accountants and attorneys, and in the Gregory case, several officers of the Thaxton Entities.

There are approximately 6,800 holders of the subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million. The unsecured creditors’ committee has also filed an action in the Thaxton bankruptcy against FINOVA, seeking to set aside FINOVA’s liens and payments collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend against the claims, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities.

R.	Fair Value of Financial Instruments

The following disclosure of the fair value of financial instruments has been developed by FINOVA using market information obtained by the Company and the valuation methodologies described below. Fair value is estimated and defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties in other than a forced sale or liquidation. These values do not represent the liquidation value of the Company and the fair value of debt may be less than the principal amount due on the debt (as is the case with the Senior Notes). Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that FINOVA could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

THE FINOVA GROUP INC.

The carrying values of cash and cash equivalents, investments, accounts payable and accrued expenses approximate fair value. The Company also has short-term foreign exchange swap transactions, which are renewable on a monthly basis and approximate their fair value.

The carrying amounts and estimated fair values of FINOVA’s financial instruments for the years ended December 31, are as follows:

	2003			2002
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value

Balance Sheet - Financial Instruments:
Loans and other financing contracts	$1,309,605	(1)	$1,256,954	$2,930,961	(1)	$2,754,507
Berkadia Loan	525,000		525,000	2,175,000		2,175,000
Senior Notes	2,338,791		1,825,289	2,381,643		1,043,103

(1)	Carrying amount before reserves.

The methods and assumptions used to estimate the fair values of the financial instruments presented in the table are summarized as follows:

Loans and other financing contracts (before reserves). The fair value of loans and other financing contracts was based on their estimated net present value, determined by discounting expected cash flows at risk adjusted market rates for loans of similar credit quality. The carrying amounts presented in the table are before the reserve for credit losses, while the estimated fair value takes credit losses into consideration. The process of determining fair value requires the use of estimates regarding expected cash flows and risk adjusted market rates, and actual outcomes may differ from the estimated fair value.

Berkadia Loan. At December 31, 2003 and 2002, the Company believed the fair value of the Berkadia Loan (private placement) was equal to its carrying value of $525.0 million and $2.175 billion, respectively. The Berkadia Loan had a first priority lien on substantially all of FINOVA’s assets, including substantially all of its subsidiaries, and as a result, was secured by $1.6 billion and $1.5 billion of collateral in excess of its loan balance at December 31, 2003 and 2002, respectively. The Company fully repaid the Berkadia Loan in February 2004.

Senior Notes. The Senior Notes are publicly traded securities and their fair value was determined by quoted market prices obtained as of December 31, 2003 and 2002. At December 31, 2003, the fair value of the Senior Notes was $1.8 billion compared to their carrying amount of $2.3 billion. At December 31, 2002, the fair value of the Senior Notes was $1.0 billion compared to their carrying amount of $2.4 billion. The carrying amount of the Senior Notes was net of unamortized fresh-start discount of $629.2 million and $686.3 million at December 31, 2003 and 2002, respectively.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair values, the values presented have not been updated since December 31, 2003. Therefore, subsequent estimates of fair value may differ from the amounts presented herein.

S.	Related Party

In conjunction with its emergence from bankruptcy, Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis (the “Berkadia Loan”). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the Senior Notes were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan.

Upon entering into a commitment with Berkadia on February 26, 2001, FINOVA paid Berkadia a nonrefundable commitment fee of $60.0 million. An additional $60.0 million funding fee was paid to Berkadia when the Berkadia Loan was made. Terms of the Berkadia Loan and other matters involving Berkadia are described in Note F “Debt” and throughout this document.

In connection with its reorganization, FINOVA’s Board of Directors was reconstituted and is currently comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the creditor’s committee. The Berkadia

THE FINOVA GROUP INC.

designated directors are Ian M. Cumming, Joseph S. Steinberg, R. Gregory Morgan and Thomas E. Mara; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the creditor’s committee. All directors are subject to reelection annually by the stockholders, without regard to their original designation, except that the Board of Directors is required to renominate Mr. Boland or another director designated by holders of the Senior Notes as long as the outstanding balance of the Senior Notes is greater than $500 million.

FINOVA’s business is being operated under a Management Services Agreement with Leucadia that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara). In accordance with the agreement, FINOVA pays Leucadia an annual management fee of $8 million. Additionally, FINOVA reimburses Leucadia personnel for all reasonable out-of-pocket expenses.

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company’s creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background

Ian M. Cumming	Chairman of the Board of FINOVA. Director and Chairman of the Board of Leucadia National Corporation since June 1978.

Joseph S. Steinberg	Director and President of FINOVA. Director of Leucadia National Corporation since December 1978 and President of Leucadia National Corporation since 1979.

Thomas E. Mara	Director and Chief Executive Officer of FINOVA. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

R. Gregory Morgan	Director of FINOVA. Partner in the law firm of Munger, Tolles & Olson LLP, counsel to Berkshire, where he has practiced since 1981.

Thomas F. Boland	Director of FINOVA originally designated by the Official Committee of Creditors. Managing Director of Seneca Financial Group, Inc. since 2001.

T.	Discontinued Operations

In August 2001, net assets of $322.6 million, which had previously been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” were reclassified to assets held for sale. This decision reflected management’s intention to manage these net assets in the same manner as other assets of the Company.

During the eight months ended August 31, 2001, discontinued operations contained total revenues of $61.6 million, partially offset by total expenses of $57.3 million and income tax expense of $1.3 million, while the net loss on disposal of assets included additional net realizable value markdowns of $18.0 million.

THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following represents the condensed quarterly results for the periods ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003:
Total revenues	$80,711	$79,345	$90,911	$114,694
Interest margin	(11,157)	(8,708)	8,230	37,429
Total other revenues and (expenses)	23,911	80,922	66,951	58,535
Net income	12,754	72,214	75,181	95,964
Basic/diluted earnings per share	0.10	0.59	0.62	0.79

2002:
Total revenues	$117,517	$95,522	$82,740	$81,220
Interest margin	(4,838)	(18,964)	(22,465)	(23,683)
Total other revenues and (expenses)	(7,341)	23,095	46,686	129,038
Net income (loss)	(12,181)	4,129	24,180	105,344
Basic/diluted earnings (loss) per share	(0.10)	0.03	0.20	0.87

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEUCADIA NATIONAL CORPORATION

November 2, 2004                          By: /s/  Barbara L. Lowenthal
                                              ---------------------------------
                                              Barbara L. Lowenthal
                                              Vice President and Comptroller