Form 10-Q
period 2004-09-30
LEUCADIA NATIONAL CORP
filed 2004-11-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                           --------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 29, 2004:
71,480,102.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Dollars in thousands, except par value)

                                                                                          September 30,         December 31,
                                                                                               2004                 2003
                                                                                          ------------          ------------
                                                                                          (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                              $   480,735          $   213,848
   Investments                                                                              1,074,253              714,363
   Trade, notes and other receivables, net                                                    329,144              372,104
   Prepaids and other current assets                                                           56,378               58,676
                                                                                          -----------          -----------
       Total current assets                                                                 1,940,510            1,358,991
Non-current investments                                                                       664,512              673,742
Notes and other receivables, net                                                               15,886              193,459
Other assets                                                                                  264,372              207,408
Property, equipment and leasehold improvements, net                                         1,346,611            1,524,718
Investments in associated companies                                                           503,231              430,912
                                                                                          -----------          -----------
           Total                                                                          $ 4,735,122          $ 4,389,230
                                                                                          ===========          ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                    $   377,171          $   376,671
   Deferred revenue                                                                            45,212               47,311
   Other current liabilities                                                                   95,052               89,303
   Customer banking deposits due within one year                                               27,803              103,331
   Long-term debt due within one year                                                          79,441               23,604
   Income taxes payable                                                                        17,502               16,008
                                                                                          -----------          -----------
       Total current liabilities                                                              642,181              656,228
Long-term deferred revenue                                                                    159,900              156,582
Other non-current liabilities                                                                 211,891              234,320
Non-current customer banking deposits                                                           8,387               42,201
Long-term debt                                                                              1,482,200            1,148,170
                                                                                          -----------          -----------
       Total liabilities                                                                    2,504,559            2,237,501
                                                                                          -----------          -----------
Commitments and contingencies

Minority interest                                                                              18,547               17,568
                                                                                          -----------          -----------
SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 150,000,000 shares;
   71,473,102 and 70,823,502 shares issued and outstanding, after deducting
   47,710,719 shares held in treasury                                                          71,473               70,824
Additional paid-in capital                                                                    628,330              613,274
Accumulated other comprehensive income                                                        117,814              152,251
Retained earnings                                                                           1,394,399            1,297,812
                                                                                          -----------          -----------
       Total shareholders' equity                                                           2,212,016            2,134,161
                                                                                          -----------          -----------

           Total                                                                          $ 4,735,122          $ 4,389,230
                                                                                          ===========          ===========





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)


                                                                               For the Three Month            For the Nine Month
                                                                           Period Ended September 30,     Period Ended September 30,
                                                                           --------------------------     --------------------------
                                                                               2004           2003             2004           2003
                                                                               ----           ----             ----           ----
Revenues and other income:
   Telecommunications                                                        $ 401,759       $   --       $1,178,152       $   --
   Healthcare                                                                   63,102         16,590        190,373         16,590
   Manufacturing                                                                18,742         14,569         48,807         40,794
   Finance                                                                         153         12,795          9,917         44,673
   Investment and other income                                                  94,850         30,817        170,867         94,656
   Net securities gains                                                         55,823            332        117,441            546
                                                                             ---------       --------     ----------       --------
                                                                               634,429         75,103      1,715,557        197,259
                                                                             ---------       --------     ----------       --------
Expenses:
   Cost of sales:
      Telecommunications                                                       276,390           --          848,681           --
      Healthcare                                                                54,351         14,102        158,418         14,102
      Manufacturing                                                             12,532         10,181         34,059         29,331
   Interest                                                                     26,874         11,780         72,356         25,775
   Salaries                                                                     47,714          9,145        136,438         25,144
   Depreciation and amortization                                                55,318          5,451        177,068         13,616
   Selling, general and other expenses                                          80,739         31,479        213,270         89,065
                                                                             ---------       --------     ----------       --------
                                                                               553,918         82,138      1,640,290        197,033
                                                                             ---------       --------     ----------       --------
       Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity
        in income (losses) of associated companies                              80,511         (7,035)        75,267            226
Income tax provision (benefit)                                                   1,879        (11,542)           521        (11,769)
                                                                             ---------       --------     ----------       --------
       Income from continuing operations before minority
        expense of trust preferred securities and equity in
        income (losses) of associated companies                                 78,632          4,507         74,746         11,995
Minority expense of trust preferred securities, net of taxes                      --             --             --           (2,761)
Equity in income (losses) of associated companies, net of taxes                 (3,919)        50,090         24,213         42,942
                                                                             ---------       --------     ----------       --------

       Income from continuing operations                                        74,713         54,597         98,959         52,176
Income (loss) from discontinued operations, net of taxes                          (149)         1,493         (2,372)         5,545
                                                                             ---------       --------     ----------       --------

       Net income                                                            $  74,564       $ 56,090     $   96,587       $ 57,721
                                                                             =========       ========     ==========       ========

Basic earnings (loss) per common share:
   Income from continuing operations                                           $  1.05          $ .92         $ 1.39          $ .88
   Income (loss) from discontinued operations                                     --              .02           (.03)           .09
                                                                               -------          -----         ------          -----
       Net income                                                              $  1.05          $ .94         $ 1.36          $ .97
                                                                               =======          =====         ======          =====

Diluted earnings (loss) per common share:
   Income from continuing operations                                           $  1.00          $ .91         $ 1.38          $ .87
   Income (loss) from discontinued operations                                     --              .02           (.03)           .09
                                                                               -------          -----         ------          -----
       Net income                                                              $  1.00          $ .93         $ 1.35          $ .96
                                                                               =======          =====         ======          =====





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2004 and 2003
(In thousands)
(Unaudited)


                                                                                                  2004             2003
                                                                                                  ----             ----

Net cash flows from operating activities:
Net income                                                                                    $   96,587        $    57,721
Adjustments to reconcile net income to net cash provided by (used for) operations:
   Deferred income tax provision                                                                  23,538             19,153
   Depreciation and amortization of property, equipment and leasehold improvements               181,253             16,549
   Other amortization                                                                              2,262               (374)
   Provision for doubtful accounts                                                                (7,128)            12,790
   Net securities gains                                                                         (117,441)              (546)
   Equity in income of associated companies, net of taxes                                        (24,213)           (42,942)
   Distributions from associated companies                                                        22,757             22,764
   Gain on disposal of real estate, property and equipment, loan receivables and
     other assets                                                                                (63,047)           (18,418)
   Gain on disposal of discontinued operations                                                    (2,056)             --
   Investments classified as trading, net                                                        (46,739)            (9,259)
   Net change in:
      Trade, notes and other receivables                                                          37,272             (1,795)
      Prepaids and other assets                                                                  (31,032)           (22,187)
      Trade payables and expense accruals                                                         11,263            (15,424)
      Other liabilities                                                                          (49,644)            (3,288)
      Deferred revenue                                                                             1,219              --
      Income taxes payable                                                                         1,494            (30,569)
   Other                                                                                           1,614             (2,464)
   Net change in net assets of discontinued operations                                             7,026             (1,828)
                                                                                              ----------        -----------
      Net cash provided by (used for) operating activities                                        44,985            (20,117)
                                                                                              ----------        -----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (65,720)           (59,563)
Acquisitions of and capital expenditures for real estate investments                             (20,034)           (65,961)
Proceeds from disposals of real estate, property and equipment, and other assets                 119,154            103,481
Investment in WebLink and Symphony, net of cash acquired                                           --                14,837
Advances on loan receivables                                                                       --                (2,966)
Principal collections on loan receivables                                                         40,870            109,160
Proceeds from sale of loan receivables                                                           157,171              --
Advances on notes receivables                                                                       (400)            (2,079)
Collections on notes receivables                                                                  27,414             13,883
Investments in associated companies                                                              (69,148)           (34,298)
Return of investment in associated companies                                                       --                 7,174
Purchases of investments (other than short-term)                                              (2,032,747)        (1,031,142)
Proceeds from maturities of investments                                                          655,333            252,611
Proceeds from sales of investments                                                             1,141,228            452,439
                                                                                              ----------        -----------
   Net cash used for investing activities                                                        (46,879)          (242,424)
                                                                                              ----------        -----------

Net cash flows from financing activities:
Net change in customer banking deposits                                                         (108,937)          (207,415)
Issuance of long-term debt, net of issuance costs                                                444,477            249,845
Reduction of long-term debt                                                                      (82,363)            (9,185)
Exercise of warrants to purchase common shares                                                    13,388              --
Exercise of options to purchase common shares                                                      2,317                998
Purchase of common shares for treasury                                                             --                   (61)
                                                                                              ----------        -----------
   Net cash provided by financing activities                                                     268,882             34,182
                                                                                              ----------        -----------
Effect of foreign exchange rate changes on cash                                                     (101)               478
                                                                                              ----------        -----------
   Net increase (decrease) in cash and cash equivalents                                          266,887           (227,881)
Cash and cash equivalents at January 1,                                                          213,848            416,965
                                                                                              ----------        -----------
Cash and cash equivalents at September 30,                                                    $  480,735        $   189,084
                                                                                              ==========        ===========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2004 and 2003
(In thousands, except par value)
(Unaudited)


                                                    Series A
                                                    Non-Voting    Common                   Accumulated
                                                   Convertible    Shares     Additional      Other
                                                    Preferred     $1 Par       Paid-In    Comprehensive     Retained
                                                      Stock       Value       Capital     Income (Loss)     Earnings       Total
                                                    -----------  --------     ---------   ------------     ----------    ---------


Balance, January 1, 2003                             $47,507     $58,269      $154,260      $ 56,025       $1,218,464    $1,534,525
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $28,043                                                     52,277                         52,277
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $273                                                         4,316                          4,316
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $457                                               (851)                          (851)
   Net income                                                                                                  57,721        57,721
                                                                                                                         ----------
     Comprehensive income                                                                                                   113,463
                                                                                                                         ----------
Conversion of convertible preferred shares into
  common shares                                      (47,507)      1,348        46,159                                         --
Exercise of options to purchase common shares                         40           958                                          998
Purchase of stock for treasury                                        (2)          (59)                                         (61)
                                                     -------     -------      --------      --------       ----------    ----------

Balance, September 30, 2003                          $  --       $59,655      $201,318      $111,767       $1,276,185    $1,648,925
                                                     =======     =======      ========      ========       ==========    ==========

Balance, January 1, 2004                             $  --       $70,824      $613,274      $152,251       $1,297,812    $2,134,161
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $18,233                                                    (34,415)                       (34,415)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $32                                                           (547)                          (547)
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $282                                                525                            525
   Net income                                                                                                  96,587        96,587
                                                                                                                         ----------
     Comprehensive income                                                                                                    62,150
                                                                                                                         ----------
Exercise of warrants to purchase common shares                       559        12,829                                       13,388
Exercise of options to purchase common shares                         90         2,227                                        2,317
                                                     -------     -------      --------      --------       ----------    ----------

Balance, September 30, 2004                          $  --       $71,473      $628,330      $117,814       $1,394,399    $2,212,016
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

     The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable measure under GAAP, which is used for all other reportable segments, for the three and nine month periods ended September 30, 2004 (in thousands):



                                                                         For the Three Month Period      For the Nine Month Period
                                                                          Ended September 30, 2004        Ended September 30, 2004
                                                                          ------------------------        ------------------------
                                                                           Network          Vyvx           Network          Vyvx
                                                                           -------          ----           -------          ----

     Segment profit from operations (1)                                   $  39,605        $ 8,663        $  85,955      $ 23,727
     Depreciation and amortization expense                                  (48,398)        (2,075)        (154,060)       (6,537)
     Interest expense, net of investment income (2)                          (7,751)          (542)         (21,353)       (1,627)
     Other non-operating income (expense), net (2) (3)                       23,136          2,557           26,074         2,571
                                                                          ---------        -------        ---------      --------
     Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in
        income (losses) of associated companies                           $   6,592        $ 8,603        $ (63,384)     $ 18,134
                                                                          =========        =======        =========      ========


     (1)  See note (d) to segment information below.
     (2) If items in these categories cannot be directly attributed to a particular WilTel segment they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
     (3) For the three and nine month periods ended September 30, 2004 includes income of $18,500,000 related to the settlement of litigation for less than amounts reserved, income of $6,000,000 related to the sale of an equity security which had a zero book value and income of $2,000,000 related to the reversal of excess reserves for long-term commitments. In addition, the nine month period ended September 30, 2004 includes a gain of $2,800,000 related to cash and securities received in excess of the book value of a secured claim in a customer's bankruptcy.

     Certain information concerning the Company's segments for the three and nine month periods ended September 30, 2004 and 2003 is presented in the following table (in thousands):


                                                                             For the Three Month            For the Nine Month
                                                                         Period Ended September 30,     Period Ended September 30,
                                                                         --------------------------     --------------------------
                                                                             2004           2003           2004            2003
                                                                             ----           ----           ----            ----
Revenues and other income (a):
   Network (b)                                                            $ 402,271       $    --       $ 1,134,144     $   --
   Vyvx                                                                      33,531            --            92,915         --
   Healthcare Services                                                       63,775          16,595         191,090        16,595
   Banking and Lending                                                       10,147          14,157          30,037        51,345
   Manufacturing                                                             19,032          14,557          49,108        41,160
   Domestic Real Estate                                                      27,282          14,064          53,097        38,217
   Other Operations                                                           6,697           9,237          23,500        24,412
   Corporate (c)                                                             76,556           6,493         155,600        25,530
   Intersegment elimination (d)                                              (4,862)           --           (13,934)         --
                                                                          ---------       ---------     -----------     ---------

       Total consolidated revenues and other income                       $ 634,429       $  75,103     $ 1,715,557     $ 197,259
                                                                          =========       =========     ===========     =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies:
   Network (d)                                                            $   6,592       $    --       $   (63,384)    $   --
   Vyvx (d)                                                                   8,603            --            18,134         --
   Healthcare Services                                                         (403)           (883)          7,385          (883)
   Banking and Lending                                                        8,823          (1,240)         23,389        10,680
   Manufacturing                                                              3,988           1,769           7,250         3,546
   Domestic Real Estate                                                      14,861           5,989          23,976        14,472
   Other Operations                                                          (6,405)          1,423          (8,223)          209
   Corporate (c)                                                             44,452         (14,093)         66,740       (27,798)
                                                                          ---------       ---------     -----------     ---------
       Total consolidated income (loss) from continuing
         operations before income taxes, minority expense of
         trust preferred securities and equity in income (losses)
         of associated companies                                          $  80,511       $  (7,035)    $    75,267     $     226
                                                                          =========       =========     ===========     =========


     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     (b) Includes services provided to SBC Communications Inc. ("SBC") of $267,100,000 and $767,100,000, respectively, for the three and nine month periods ended September 30, 2004, pursuant to long-term preferred provider agreements as described in the 2003 10-K.

     (c)  Includes  net  securities  gains  of  $49,200,000  and   $110,700,000,
          respectively, for the three and nine month periods ended September 30, 2004.

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

                                                                                                               September 30,
                                                                                                                  2003
                                                                                                               -----------

     WilTel:
         Total revenues                                                                                          $ 971,800
         Loss from continuing operations before extraordinary items                                               (109,000)
         Net loss                                                                                                 (109,000)
         The Company's equity in net loss                                                                          (52,200)

                                                                                           September 30,       September 30,
                                                                                               2004               2003
                                                                                           -----------         -----------
     Berkadia:
         Total revenues                                                                       $  2,400           $ 165,200
         Income from continuing operations before extraordinary items                            2,200             148,900
         Net income                                                                              2,200             148,900
         The Company's equity in net income                                                        800              65,200

     Olympus Re Holdings, Ltd.:
         Total revenues                                                                       $392,500           $ 338,300
         Income from continuing operations before extraordinary items                           41,600             139,100
         Net income                                                                             41,600             139,100
         The Company's equity in net income                                                      5,100              30,400

     EagleRock Capital Partners (QP), LP:
         Total revenues                                                                       $  2,500           $  41,200
         Income from continuing operations before extraordinary items                            1,700              38,100
         Net income                                                                              1,700              38,100
         The Company's equity in net income                                                      1,400              33,900

     Jefferies Partners Opportunity Fund II, LLC:
         Total revenues                                                                       $ 20,300           $  16,500
         Income from continuing operations before extraordinary items                           18,300              14,000
         Net income                                                                             18,300              14,000
         The Company's equity in net income                                                     12,700               9,900


     For the three and nine month periods ended September 30, 2004 and 2003, the Company's equity in the income of Berkadia consists of the following (in thousands):


                                                                             For the Three Month            For the Nine Month
                                                                         Period Ended September 30,     Period Ended September 30,
                                                                         --------------------------     --------------------------
                                                                             2004           2003           2004            2003
                                                                             ----           ----           ----            ----

     Net interest spread on the Berkadia loan - 10% of total                $   --       $     600        $   --         $  2,100
     Net interest savings                                                       --             500            300           1,400
     Amortization of Berkadia loan discount related to cash fees -
        50% of total                                                            --          14,300            200          24,000
     Amortization of Berkadia loan discount related to FINOVA
        stock - 50% of total                                                    --          22,500            300          37,700
                                                                            -------      ---------        -------        --------
            Equity in income of associated companies - Berkadia             $   --       $  37,900        $   800        $ 65,200
                                                                            =======      =========        =======        ========


     Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in future periods.

     Equity in income of associated companies is net of income tax expense (benefit) of ($2,100,000) and $24,500,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $13,100,000 and $51,700,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

4. A summary of investments at September 30, 2004 and December 31, 2003 is as follows (in thousands):



                                                                     September 30, 2004                  December 31, 2003
                                                               -----------------------------       ------------------------------
                                                                               Carrying Value                      Carrying Value
                                                                Amortized      and Estimated       Amortized        and Estimated
                                                                   Cost         Fair Value            Cost           Fair Value
                                                                ----------     --------------      ---------        ------------


     Current Investments:
        Investments available for sale                          $  936,029        $  936,105         $ 606,387         $ 623,570
        Trading securities                                         125,210           132,570            74,923            86,392
        Other investments, including accrued interest income         5,578             5,578             4,401             4,401
                                                                ----------        ----------         ---------         ---------

            Total current investments                           $1,066,817        $1,074,253         $ 685,711         $ 714,363
                                                                ==========        ==========         =========         =========

     Non-current Investments:
        Investments available for sale                          $  448,431        $  646,805         $ 420,947         $ 655,178
        Other investments                                           17,707            17,707            18,564            18,564
                                                                ----------        ----------         ---------         ---------

            Total non-current investments                       $  466,138        $  664,512         $ 439,511         $ 673,742
                                                                ==========        ==========         =========         =========

5. A summary of intangible assets (which are included in other assets in the consolidated balance sheets) at September 30, 2004 and December 31, 2003 is as follows (in thousands):

                                                                                              September 30,       December 31,
                                                                                                 2004               2003
                                                                                              ------------       ------------

     Tradename, net of accumulated amortization of $347 and $85                                $  4,874           $  3,427
     Customer relationships, net of accumulated amortization of $1,744 and $351                  19,549             12,459
                                                                                               --------           --------
                                                                                               $ 24,423           $ 15,886
                                                                                               ========           ========

     As  more  fully  described  in  the  2003  10-K,   tradename  and  customer
     relationship intangible assets were recognized in connection with the acquisition of WilTel. The net carrying amount of these intangible assets increased $8,200,000 during the first nine months of 2004, due to the completion of the analyses used to allocate the purchase price to the individual assets acquired, which also resulted in a reduction to the amount initially allocated to property and equipment. During 2004, the Company recorded $1,900,000 of customer relationship intangible assets in connection with an acquisition made by its manufacturing segment. The manufacturing segment's customer relationship intangible assets will be amortized on a straight-line basis over an average useful life of approximately three years.

     Amortization expense on intangible assets was $600,000 and $1,700,000, respectively, for the three and nine month periods ended September 30, 2004. The estimated aggregate future amortization expense for the tradename and customer relationship intangible assets for each of the next five years is as follows (in thousands): 2004 (for the remaining three months) - $600; 2005 - $2,400; 2006 - $2,400; 2007 - $2,100; and 2008 - $1,800.

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

6. In July 2004, the Company invested $50,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. As of September 30, 2004, the Company's capital account represents approximately 98% of INTL's total members' capital. In accordance with FIN 46R, INTL is a variable interest entity and the Company is currently the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. In October 2004, the Company invested an additional $25,000,000 in INTL. INTL plans to sell additional membership interests in the future, which could result in the Company no longer accounting for INTL as a consolidated subsidiary.

     At September 30, 2004, INTL had total assets of $51,900,000, which are reflected as investments in the Company's consolidated balance sheet, and its liabilities were not material. The creditors of INTL have recourse only to the assets of INTL and do not have recourse to any other assets of the Company. The Company can generally withdraw its capital account interest upon 90 days notice, subject to the manager's ability to liquidate security positions in an orderly manner.

7. Effective March 2004, the Company amended its unsecured bank credit facility to extend its maturity to March 2007. As of September 30, 2004, no amounts were outstanding under this $110,000,000 bank credit facility.

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

     In April 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 (the "3 3/4% Convertible Notes") in a private placement transaction. The notes are convertible into the Company's common shares at $68.90 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 14.5138 shares per each $1,000 principal amount of notes (an aggregate of 5,079,830 shares), subject to adjustment. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Company has filed a shelf registration statement in respect of the notes and the common shares issuable upon conversion of the notes.

8. In September 2004, WilTel refinanced its existing $375,000,000 credit agreement debt by entering into an amended credit agreement consisting of a $240,000,000 first lien term loan facility, a $120,000,000 second lien term loan facility and a $25,000,000 revolving credit facility. WilTel also used $90,000,000 of its cash and investments to repay in full one of the mortgage notes that was secured by its headquarters building ($54,600,000 including accrued interest), reduce the amount outstanding under its credit agreement ($15,000,000), reduce the amount outstanding under the other note that is secured by its headquarters building ($13,300,000) and pay expenses. The amended credit agreement has not been guaranteed by the Company and is not secured by any of the Company's assets other than the assets of WilTel.

     The first lien term loan facility requires quarterly principal payments of approximately $632,000 commencing December 31, 2004 through June 30, 2009, and quarterly principal payments of $57,000,000 thereafter until final maturity on June 30, 2010. The second lien term loan facility matures on December 31, 2010. However, if WilTel does not refinance its obligations under the remaining promissory note that is secured by its headquarters building ($60,800,000 outstanding) prior to October 1, 2009, then the first lien term loan facility will mature on October 1, 2009, and if such promissory note is not refinanced by January 1, 2010, then the second lien term loan facility will mature on January 1, 2010. The revolving credit facility will terminate on September 24, 2009. Loans under the credit agreement bear interest at a variable rate based upon either the prime rate or LIBOR, at WilTel's option, plus a specified margin for each loan.
     WilTel's obligations under its credit agreement are secured by substantially all of its assets other than those assets securing its headquarters building, for which the new credit agreement lenders have a second priority lien, and its aircraft capital lease.

9. A summary of accumulated other comprehensive income (loss), net of taxes at September 30, 2004 and December 31, 2003 is as follows (in thousands):



                                                                            September 30,       December 31,
                                                                                2004               2003
                                                                             ------------       ------------

          Net unrealized gains on investments                               $  127,373         $  161,788
          Net unrealized foreign exchange gains                                  6,955              7,502
          Net unrealized losses on derivative instruments                       (2,875)            (3,400)
          Net minimum pension liability                                        (13,639)           (13,639)
                                                                            ----------         ----------
                                                                            $  117,814         $  152,251
                                                                            ==========         ==========

     Total comprehensive income was $63,000,000 and $62,700,000, respectively, for the three months ended September 30, 2004 and 2003 and $62,200,000 and $113,500,000, respectively, for the nine months ended September 30, 2004 and 2003.

10. Included in investment and other income is a charge of $1,300,000 for the three month period ended September 30, 2004 and income of $2,000,000 and $2,600,000, respectively, for the three and nine month periods ended September 30, 2003, as a result of accounting for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133. Such amount for the nine month period ended September 30, 2004 was not material.

11. In May 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios, which represented 97% of banking and lending's total outstanding loans (net of unearned finance charges) as of March 31, 2004. The Company received aggregate cash proceeds of $149,000,000 and reported a pre-tax gain of $9,000,000, which is reflected in investment and other income. In September 2004, the Company sold certain loan portfolios that had been substantially written-off and reported a pre-tax gain of $7,600,000, which is reflected in investment and other income.

     The remaining activities at the banking and lending segment primarily consist of the collection or sale of its remaining loans (aggregating approximately $5,500,000, net of unearned finance charges) and the retirement or sale of its customer banking deposits using the segment's available cash. The Company has entered into an agreement to sell its customer banking deposits to an unrelated financial institution which is subject to regulatory approval. The Company expects to substantially complete the liquidation of its historical lending operations during 2004, and at that time will surrender its national bank charter.

     Concurrently with the surrender of its national bank charter, the Company expects to submit an application to the state of Utah to convert its current charter to a Utah state commercial bank charter. The application is subject to regulatory review and approval, including review and approval of the Company's business plan. If its application is approved, the primary regulator of the Company's banking and lending operations would be the Utah State Department of Financial Institutions.

12. In September 2004, the Company entered into an agreement to sell a commercial real estate property and classified it as a discontinued operation since it met the accounting criteria for held for sale treatment. The sale closed in the fourth quarter and the Company estimates it will record an additional loss of $500,000 resulting principally from mortgage prepayment penalties incurred upon satisfaction of the property's mortgage at closing. As previously disclosed, during the second quarter of 2004, the Company had recorded a non-cash charge of approximately $7,100,000 to reduce the carrying amount of this property to its estimated fair value.

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

     During the second quarter of 2003, the Company settled certain tax payment responsibilities with the purchaser of Colonial Penn Insurance Company. Income from discontinued operations for the nine month period ended September 30, 2003 includes a payment of $1,800,000 from the purchaser to reimburse the Company for tax payments previously made.

     Results of discontinued operations are net of income tax expenses (benefits) of ($2,200,000) for the nine month period ended September 30, 2004 and $800,000 and $300,000, respectively, for the three and nine month periods ended September 30, 2003. The income tax benefit for the three month period ended September 30, 2004 was not material.

13. Pension expense charged to operations for the three and nine month periods ended September 30, 2004 and 2003 related to the defined benefit pension plan (other than WilTel's plan) included the following components (in thousands):


                                                                             For the Three Month            For the Nine Month
                                                                         Period Ended September 30,     Period Ended September 30,
                                                                         --------------------------     --------------------------
                                                                             2004           2003           2004            2003
                                                                             ----           ----           ----            ----

     Interest cost                                                          $   532         $  581        $ 1,595         $ 1,743
     Expected return on plan assets                                            (448)          (445)        (1,343)         (1,335)
     Actuarial loss                                                             144             61            432             182
     Amortization of prior service cost                                           1              1              2               2
                                                                            -------         ------        -------         -------
        Net pension expense                                                 $   229         $  198        $   686         $   592
                                                                            =======         ======        =======         =======

     WilTel's pension expense charged to operations for the three and nine month periods ended September 30, 2004 related to the defined benefit pension plan included the following components (in thousands):



                                                                         For the Three Month Period     For the Nine Month Period
                                                                          Ended September 30, 2004       Ended September 30, 2004
                                                                          ------------------------       ------------------------


     Interest cost                                                                 $  2,648                      $   5,872
     Service cost                                                                     1,258                          2,985
     Expected return on plan assets                                                  (2,123)                        (4,044)
     Amortization of loss                                                                35                             35
                                                                                   --------                      ---------
        Net pension expense                                                        $  1,818                      $   4,848
                                                                                   ========                      =========

     Employer contributions to WilTel's defined benefit pension plan were $2,800,000 during the nine month period ended September 30, 2004. As discussed in the 2003 10-K, 2004 pension contributions were expected to be $5,000,000; however, based on updated actuarial calculations, 2004 contributions are now expected to be $3,800,000.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and nine month periods ended September 30, 2004 and 2003.

14. The income tax provision reflects the reversal of tax reserves aggregating $27,300,000 and $10,500,000 for the nine month periods ended September 30, 2004 and 2003, respectively, as a result of the favorable resolution of federal income tax contingencies. Income taxes for the nine month period ended September 30, 2003 also differ from the expected statutory federal rate due to the exclusion of income related to the refund of foreign taxes not based on income.

     For the nine month  period  ended  September  30,  2004,  the  Company  has recorded a federal income tax provision on income from continuing operations (inclusive of a federal tax provision netted against equity in income of associated companies), and federal income tax benefits on loss from discontinued operations and losses recognized in other comprehensive income. In the aggregate, the Company has recognized a net federal income tax provision of $18,600,000 for the nine month period ended September 30, 2004 (excluding the reversal of tax reserves discussed above), although no federal income tax payments are due. As more fully described in the 2003 10-K, any net federal income tax provision for the year will result in a reduction to the deferred tax valuation allowance that was established when WilTel was acquired. At the end of 2004, any reduction to the valuation allowance will first be applied to reduce the carrying amount of WilTel's acquired non-current intangible assets.

15. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes, net of the income tax effect. The number of shares used to calculate basic earnings (loss) per share amounts was 71,145,000 and 59,642,000 for the three month periods ended September 30, 2004 and 2003, respectively, and 70,973,000 and 59,630,000 for the nine month periods ended September 30, 2004 and 2003, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 76,715,000 and 60,072,000 for the three month periods ended September 30, 2004 and 2003, respectively, and 74,594,000 and 60,044,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred Shares are treated as common shares and are included in the weighted average share calculations for basic and diluted per share computations for 2003. The Company did not have any antidilutive securities outstanding during the 2004 and 2003 periods.
                                       13

16. In June 2004, Joseph S. Steinberg, President of the Company, sold his warrants to purchase 400,000 of the Company's common shares to Jefferies & Company, Inc. ("Jefferies") based on a value of $50 per Leucadia share. The warrants were exercised during the third quarter of 2004 at an exercise price of $23.95 per share. In September 2004, Ian M. Cumming, Chairman of the Board of the Company, and others (principally family members) sold warrants to purchase 241,000 of the Company's common shares to Jefferies based on a value of $55 per Leucadia share. Additionally, in September 2004, Mr. Cumming and others (principally family members) exercised warrants to purchase 159,000 shares at an exercise price of $23.95 per share. The Company has filed shelf registration statements covering the shares issuable upon conversion of the warrants sold to Jefferies.

17. Cash paid for interest and net income taxes paid (refunded) was $74,200,000 and ($27,500,000), respectively, for the nine month period ended September 30, 2004 and $24,600,000 and $3,500,000, respectively, for the nine month period ended September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 10-K.

                         Liquidity and Capital Resources

For the nine month period ended September 30, 2004, net cash was provided by operations principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures, as described below, the refund of excess federal income tax payments and an increase in accounts payable due to the timing of payments. For the nine month period ended September 30, 2003, net cash was used for operations principally as a result of an increase in the Company's investment in the trading portfolio, income tax payments and payment of corporate interest and overhead expenses.

As of September 30, 2004, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by its regulated subsidiaries and non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,717,300,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,097,200,000, the equity investment in White Mountains Insurance Group, Ltd. of $197,300,000 (that can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement) and other publicly traded debt and equity securities aggregating $422,800,000.

Effective March 2004, the Company amended its unsecured bank credit facility to extend its maturity to March 2007. As of September 30, 2004, no amounts were outstanding under this $110,000,000 bank credit facility.

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

In July 2004, the Company invested $50,000,000 in INTL, a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. In accordance with FIN 46R, INTL is a variable interest entity and the Company is currently the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. In October 2004, the Company invested an additional $25,000,000 in INTL. INTL plans to sell additional membership interests in the future, which if successful could result in the Company no longer accounting for INTL as a consolidated subsidiary. The creditors of INTL have recourse only to the assets of INTL and do not have recourse to any other assets of the Company.

In September 2004, WilTel refinanced its existing $375,000,000 credit agreement debt by entering into an amended credit agreement consisting of a $240,000,000 first lien term loan facility, a $120,000,000 second lien term loan facility and a $25,000,000 revolving credit facility. WilTel also used $90,000,000 of its cash and investments to repay in full one of the mortgage notes that was secured by its headquarters building ($54,600,000 including accrued interest), reduce the amount outstanding under its credit agreement ($15,000,000), reduce the amount outstanding under the other note that is secured by its headquarters building ($13,300,000) and pay expenses. The amended credit agreement has not been guaranteed by the Company and is not secured by any of the Company's assets other than the assets of WilTel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The first lien term loan facility requires quarterly principal payments of approximately $632,000 commencing December 31, 2004 through June 30, 2009, and quarterly principal payments of $57,000,000 thereafter until final maturity on June 30, 2010. The second lien term loan facility matures on December 31, 2010. However, if WilTel does not refinance its obligations under the remaining promissory note that is secured by its headquarters building ($60,800,000 outstanding) prior to October 1, 2009, then the first lien term loan facility will mature on October 1, 2009, and if such promissory note is not refinanced by January 1, 2010, then the second lien term loan facility will mature on January 1, 2010. The revolving credit facility will terminate on September 24, 2009. Loans under the credit agreement bear interest at a variable rate based upon either the prime rate or LIBOR, at WilTel's option, plus a specified margin for each loan. WilTel's obligations under its credit agreement are secured by substantially all of its assets other than those assets securing its headquarters building, for which the new credit agreement lenders have a second priority lien, and its aircraft capital lease.

As of September 30, 2004, WilTel had aggregate cash and investments of $201,000,000, an increase of $15,200,000 from December 31, 2003. The increase during this period reflects WilTel's positive operating results, reduced by WilTel's capital expenditures of $50,400,000 and cash used for the refinancing activities discussed above of $90,000,000. In addition, in conjunction with a pricing agreement for certain voice services, WilTel received $25,000,000 from SBC for pre-funding of certain capital expenditures. If WilTel and SBC enter into another pricing agreement for certain voice services by January 2005, WilTel will be required to refund this amount to SBC. If WilTel and SBC do not enter into another pricing agreement by such date, to the extent the $25,000,000 is not spent as outlined in the agreement, the unspent portion is to be returned to SBC. The Company has reflected the amount received as a liability in its consolidated balance sheet.

WilTel is a party to various legal actions and claims, and has reserved $23,900,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit struck down a Federal Communications Commission ("FCC") rule that required regional telephone companies to open their networks to competitors at reasonable rates. In response, the FCC has issued interim rules requiring regional local telephone companies to continue opening their networks to competitors at reasonable rates until such time as the FCC issues permanent rules or September 13, 2005 (with increased rates and reduced availability effective March 13, 2005), whichever is earlier. A Court of Appeals decision to address petitions to eliminate these interim rules has been delayed until January 4, 2005. As a result, it is possible that competing telephone companies will be charged higher rates by regional telephone companies to use parts of their networks, or incur costs to purchase and install their own networks in order to offer local phone service. Although WilTel's wholesale carrier market segment is not likely to be materially affected by these actions, its enterprise market segment could experience a cost disadvantage with competitors who have cheaper access to local telephone company networks. In addition, certain of WilTel's customers could be significantly affected by these changes.

In a May 2004 ruling, the FCC clarified that whenever traffic originates and terminates on the public switched telephone network, long distance carriers (such as WilTel) that carry such traffic must pay access charges, but has not yet addressed whether traffic originating on broadband networks is subject to such charges. Regional Bell Operating Companies have attempted to recover unpaid access charges from long distance carriers who were following business practices not consistent with the FCC ruling. Although WilTel had been actively seeking clarification from the FCC concerning this matter, WilTel's policy has been to accrue access charges in a manner that it believes is consistent with the FCC's ruling. The FCC's ruling is not expected to have a material impact on WilTel; however, certain of WilTel's customers and competitors may be adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

As disclosed in the 2003 10-K, the Company had previously exercised an option to sell two of its older corporate aircraft for total proceeds of $38,800,000. The option was received in connection with the purchase of two new corporate aircraft. The Company completed the sales in July 2004, and reported a pre-tax gain of $11,300,000 in the third quarter of 2004.

As of December 31, 2003, Symphony was not in compliance with a financial covenant contained in its $50,000,000 credit facility but had obtained a waiver from the lender that suspended application of the covenant until March 31, 2004. Symphony is currently in compliance with the covenant and expects it will continue to be in compliance in the future.

The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $5,500,000 and $205,500,000 at September 30, 2004 and December 31, 2003, respectively. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers, which totaled $36,200,000 and $145,500,000 at September 30, 2004 and December 31, 2003, respectively. The cash flows generated from the collections on and sales of its loan portfolios have been used to retire these deposits as they matured. During the second quarter of 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios for aggregate cash proceeds of $149,000,000. In September 2004, the Company sold certain loan portfolios that had been substantially written-off for aggregate cash proceeds of $8,100,000. The Company has entered into an agreement to sell its customer banking deposits to an unrelated financial institution (using the segment's available liquidity) which is subject to regulatory approval. The banking and lending segment is no longer making consumer loans; operating activities at this segment have been limited to maximizing the amount collected from its loan portfolios and liquidating its historical lending operations in an orderly and cost efficient manner. The Company expects to substantially complete the liquidation of these operations during 2004, and at that time will surrender its national bank charter.

Concurrently with the surrender of its national bank charter, the Company expects to submit an application to the state of Utah to convert its current charter to a Utah state commercial bank charter. The application is subject to regulatory review and approval, including review and approval of the Company's business plan. If its application is approved, the primary regulator of the Company's banking and lending operations would be the Utah State Department of Financial Institutions.

                              Results of Operations

                  The 2004 Periods Compared to the 2003 Periods

Telecommunications

The following table reconciles WilTel's segment profit from operations to income
(loss) from continuing operations before income taxes for the three and nine month periods ended September 30, 2004. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.



                                                         For the Three Month                      For the Nine Month
                                                    Period Ended September 30, 2004          Period Ended September 30, 2004
                                                    -------------------------------          -------------------------------
                                                   Network          Vyvx        Total        Network        Vyvx         Total
                                                   -------          ----        -----        -------        ----         -----
                                                                                  (In thousands)


Operating revenues (1)                            $ 371,000      $  30,800    $401,800    $ 1,088,200    $  90,000   $1,178,200
                                                  =========      =========    ========    ===========    =========   ==========
Segment profit from operations                    $  39,600      $   8,600    $ 48,200    $    86,000    $  23,700   $  109,700
Depreciation and amortization expense               (48,400)        (2,100)    (50,500)      (154,100)      (6,600)    (160,700)
Interest expense,  net of investment income (2)      (7,800)          (500)     (8,300)       (21,400)      (1,600)     (23,000)
Other non-operating  income (expense),  net (2)      23,200          2,600      25,800         26,100        2,600       28,700
                                                  ---------      ---------    --------    -----------    ---------   ----------
Pre-tax income (loss)                             $   6,600      $   8,600    $ 15,200    $   (63,400)   $  18,100   $  (45,300)
                                                  =========      =========    ========    ===========    =========   ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $4,900,000 and $13,900,000, respectively, for the three and nine month periods ended September 30, 2004.
(2) If items in these categories can not be directly attributed to a particular WilTel segment they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

As more fully discussed in the 2003 10-K, prior to November 2003 the Company accounted for its 47.4% share of WilTel's income (losses) under the equity method of accounting, and recorded income (losses) related to its investment in WilTel of $5,000,000 and ($52,200,000), respectively, for the three and nine month periods ended September 30, 2003.

SBC, a major communications provider in the U.S., is WilTel's largest customer. As more fully described in the 2003 10-K, WilTel and SBC have entered into long-term preferred provider agreements which govern the manner in which pricing for individual services is determined. Network's revenues include services provided to SBC of $267,100,000 and $767,100,000, respectively, during the three and nine month periods ended September 30, 2004, representing approximately 71% and 70%, respectively, of Network operating revenues. Network's revenues from SBC have continued to grow, principally related to voice products, for which SBC and WilTel have agreed to use a fixed price through January 2005. The growth in voice revenue resulted from, in part, SBC's continued growth in long distance services in various states, including California, Michigan, Indiana, Ohio, Illinois and Wisconsin. Revenues and gross margins for non-SBC related business continue to reflect the excess telecommunications capacity in the marketplace, which has resulted in lower prices for WilTel and others in the industry, and created a very competitive environment for acquiring new business.

Network cost of sales reflects the level of revenues, primarily due to traffic related access and egress costs. In addition, the first quarter of 2004 includes a charge of $3,500,000 for international voice access costs, for which no revenue was recognized. WilTel entered into a commitment for these access costs in order to provide services for a specific customer; however, the customer defaulted under its contract, and WilTel accrued the remaining amount of the commitment which it does not expect to be able to recover from the customer. The Company's consolidated statement of operations includes salaries expense of $30,800,000 and $87,400,000, respectively, and selling, general and other expenses of $39,900,000 and $110,400,000, respectively, for Network during the three and nine month periods ended September 30, 2004. During second quarter 2004, selling, general and other expenses includes a reduction of $4,100,000 to the provision for doubtful accounts, principally due to the collection of previously reserved accounts receivable which had been in dispute. During the first quarter of 2004, the provision for doubtful accounts included a charge of $2,700,000 to fully reserve for a customer's accounts receivable which is not expected to be collected.

Network's segment profit from operations was $14,500,000, $31,900,000 and $39,600,000, for the first, second and third quarter of 2004, respectively. The increase from the first quarter to the second quarter principally reflects the recognition of SBC related non-recurring revenues and adjustments, the first quarter charge related to international voice access costs and the adjustments to the provision for bad debts discussed above. The increase from the second quarter to the third quarter is primarily due to improved voice and data gross margins and favorable access cost dispute resolutions. Gross margin is estimated to have improved by approximately $7,500,000, resulting from both revenue growth and reduced costs due to a higher percentage of traffic carried on WilTel-owned fiber.

Vyvx revenues and profitability reflect the typical seasonality of the advertising distribution business, with lower volumes in the early part of the year as compared to higher volumes during the summer and holiday movie season. Cost of sales reflects the level of revenue. The Company's consolidated statement of operations includes salaries expense of $4,600,000 and $13,400,000, respectively, and selling, general and other expenses of $3,800,000 and $11,000,000, respectively, for Vyvx during the three and nine month periods ended September 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

For the three and nine month periods ended September 30, 2004, WilTel's other non-operating income includes income of $18,500,000 related to the settlement of litigation for less than amounts reserved, income of $6,000,000 related to the sale of an equity security which had a zero book value, and income of $2,000,000 related to the reversal of excess reserves for long-term commitments. In addition, the nine month period ended September 30, 2004 includes a gain of $2,800,000 related to cash and securities received in excess of the book value of a secured claim in a customer's bankruptcy.

Healthcare Services

For the three and nine month periods ended  September 30, 2004,  pre-tax  income
(loss) of the healthcare services segment was ($400,000) and $7,400,000, respectively. During these periods, healthcare services revenues were $63,800,000 and $191,100,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, were $54,400,000 and $158,400,000, respectively. Symphony, which was acquired in September 2003, had revenues of $16,600,000, cost of sales of $14,100,000 and a pre-tax loss of $900,000 for the three and nine month periods ended September 30, 2003.

Legislative caps on Part B Medicare therapy, which negatively impacted Symphony's revenues in 2003, have been removed for 2004 and 2005, and the fee schedule for such services has also been increased by 1.5%. As a result, Symphony's revenues for these therapy services increased on average by approximately 42% during the first three quarters of 2004 as compared to the fourth quarter of 2003, comparing only those locations that were operating during all periods. Symphony also added new customers during 2004; however, certain low margin and non-profitable accounts were cancelled resulting in a slight decrease in total locations serviced. During 2004, one customer accounted for approximately 17% of Symphony's revenues. While Symphony's revenues were largely unchanged in the third quarter of 2004 as compared to the prior 2004 quarters, cost of sales increased in the third quarter principally due to lower productivity and higher hourly wages. Pre-tax results for the three and nine month periods ended September 30, 2004 included approximately $200,000 and $2,900,000, respectively, from the collection of receivables in excess of their carrying amounts. In addition, pre-tax results for the 2004 periods reflect a gain of $700,000 from the sale of certain property.

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

Banking and Lending

As stated previously, the current activities of the banking and lending segment are limited to liquidating its loan portfolios in an orderly and cost efficient manner; revenues and expenses for this segment are reflective of the continuing decrease in the size of the loan portfolio. In May 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios and recognized a pre-tax gain of $9,000,000, which is reflected in investment and other income. In September 2004, the Company sold certain loan portfolios that had been substantially written-off and reported a pre-tax gain of $7,600,000, which is reflected in investment and other income. Pre-tax income (loss) for the banking and lending segment was $8,800,000 and ($1,200,000) for the three month periods ended September 30, 2004 and 2003, respectively, and $23,400,000 and $10,700,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Finance revenues, which reflect both the level and mix of consumer instalment loans, decreased in the three and nine month periods ended September 30, 2004 as compared to the similar periods in 2003 principally due to the loan portfolios sales in May 2004. Although finance revenues decreased in the 2004 periods as compared to the same periods in 2003, pre-tax results increased primarily due to a decline in the provision for loan losses, reductions in interest expense, principally resulting from reduced customer banking deposits, less interest paid on interest rate swaps and lower salaries expense resulting from the segment's restructuring efforts. Pre-tax results for the banking and lending segment in the three and nine month periods ended September 30, 2003 also include gains related to the mark-to-market values of interest rate swaps of $700,000 and $3,000,000, respectively.

The banking and lending segment's provision for loan losses decreased during the 2004 periods as compared to the same periods in 2003 primarily due to the sales of the loan portfolios discussed above, and lower net charge-offs.

Manufacturing

Pre-tax income for the manufacturing segment was $4,000,000 and $1,800,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $7,300,000 and $3,500,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Manufacturing revenues increased approximately 29% and 20%, respectively, in the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 reflecting increases in most of the division's markets. The Company believes that these increases reflect a variety of factors including an improved economy, new product development and the acquisition in the first quarter of 2004 of customer receivables and inventory of a competitor that was exiting certain markets. Although raw material costs have increased in 2004, the division has increased selling prices in most markets, which has enabled it to maintain its gross profit margins. Pre-tax results for the nine month 2004 period also reflect lower operating expenses than in 2003, primarily due to workforce reductions and other cost reduction initiatives, and for the three month 2004 period also reflect a gain of $300,000 resulting from the sale of certain assets related to a former product line. Pre-tax results for the nine month 2003 period also include cash received from government grants.

Domestic Real Estate

Pre-tax income for the domestic real estate segment was $14,900,000 and $6,000,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $24,000,000 and $14,500,000 for the nine month periods ended September 30, 2004 and 2003, respectively. During the third quarter of 2004, the Company sold 92 lots of its 95-lot development project in South Walton County, Florida for aggregate sales proceeds of approximately $50,000,000 and recognized pre-tax profits of $13,900,000, net of minority interest. The Company will be required under the sale agreements to make significant improvements to the property, including infrastructure and certain amenities, which it expects to complete in 2005. In order to secure certain of its improvement obligations, the Company was required to post a $2,000,000 cash collateralized letter of credit. The Company estimates it will recognize additional pre-tax profit of $11,900,000 related to this project. Revenues during 2004 also reflect decreased gains from property sales at the Company's other residential and commercial project in the Florida panhandle as the lots have largely been sold, and amortization of the deferred gain on the sale of CDS Holding Corporation. Additionally, revenues increased during the nine month period ended September 30, 2004 as compared to the prior year as a result of the first quarter sale of approximately 2,400 acres of unimproved land in Utah, which the Company had owned since 1997, for cash proceeds of $8,800,000. The Company recognized a pre-tax gain of $7,600,000 on that transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Corporate and Other Operations

Net securities gains for Corporate and Other Operations aggregated $49,000,000 and $1,000,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $110,600,000 and $1,100,000 for the nine month periods ended September 30, 2004 and 2003, respectively. During 2004, substantially all of the Company's net securities gains reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities. Net securities gains for the nine month period ended September 30, 2003 include a provision of $5,100,000 to write down the Company's investments in certain available for sale securities and a non-public security. Such write downs were $2,800,000 and $3,400,000, respectively, for the three and nine month periods ended September 30, 2004.

Investment and other income increased in the 2004 periods as compared to the same periods in 2003. The increase principally relates to the pre-tax gain from the sale of two of the older corporate aircraft, discussed above, greater dividend and interest income (of $8,700,000 and $8,200,000 for the three and nine month 2004 periods, respectively) and miscellaneous other income.
Investment and other income for the three month 2004 period also reflects expense of $1,300,000 related to the accounting for mark-to-market values of Corporate derivatives as compared to income of $1,300,000 for the comparable 2003 period, and decreased revenues from the Company's gas operations. Investment and other income for the 2003 periods also reflects $4,900,000 relating to a refund of foreign taxes not based on income and related interest and a gain of $1,500,000 from the sale of a portion of the Company's interest in Olympus Re.

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

The increase in selling, general and other expenses in the 2004 periods as compared to the 2003 periods primarily reflects greater professional fees, which largely relate to existing and potential investments and $1,400,000 of expense to adjust cost of goods sold of the winery operations. The winery operations, which account for inventory under the LIFO method of accounting, recorded an adjustment to cost of goods sold based upon the results of its annual harvest. The additional expense was caused by a lower yield than had been previously estimated.

The income tax provision reflects the reversal of tax reserves aggregating $27,300,000 and $10,500,000 for the nine month periods ended September 30, 2004 and 2003, respectively, as a result of the favorable resolution of federal income tax contingencies. Income taxes for the nine month period ended September 30, 2003 also differ from the expected statutory federal rate due to the exclusion of income related to the refund of foreign taxes not based on income.

For the nine month period ended September 30, 2004, the Company has recorded a federal income tax provision on income from continuing operations (inclusive of a federal tax provision netted against equity in income of associated companies), and federal income tax benefits on loss from discontinued operations and losses recognized in other comprehensive income. In the aggregate, the Company has recognized a net federal income tax provision of $18,600,000 for the nine month period ended September 30, 2004 (excluding the reversal of tax reserves discussed above), although no federal income tax payments are due. As more fully described in the 2003 10-K, any net federal income tax provision for the year will result in a reduction to the deferred tax valuation allowance that was established when WilTel was acquired. At the end of 2004, any reduction to the valuation allowance will first be applied to reduce the carrying amount of WilTel's acquired non-current intangible assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Associated Companies

Equity in income (losses) of associated companies for the three and nine month periods ended September 30, 2004 and 2003 includes the following (in thousands):

                                                      For the Three Month               For the Nine Month
                                                   Period Ended September 30,        Period Ended September 30,
                                                   --------------------------        --------------------------
                                                        2004           2003             2004              2003
                                                        ----           ----             ----              ----

Berkadia                                             $   --         $ 37,900         $    800          $ 65,200
Olympus Re Holdings, Ltd.                             (10,500)         7,900            5,100            30,400
WilTel                                                   --            5,000             --             (52,200)
EagleRock Capital Partners (QP), LP                    (4,500)        19,600            1,400            33,900
Jefferies Partners Opportunity Fund II, LLC             4,000          3,100           12,700             9,900
HomeFed Corporation                                     1,600          1,000            5,400             8,100
Pershing Square, L.P.                                   4,900            --            11,000              --
Other                                                  (1,500)           100              900              (700)
                                                     --------       --------         --------          --------
  Pre-tax equity in income (losses) of
   associated companies                                (6,000)        74,600           37,300            94,600
Income tax expense (benefit)                           (2,100)        24,500           13,100            51,700
                                                     --------       --------         --------          --------
  Equity in income (losses) of associated
   companies, net of taxes                           $ (3,900)      $ 50,100         $ 24,200          $ 42,900
                                                     ========       ========         ========          ========


Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in the future.

For the three month period ended September 30, 2004, Olympus reported a net loss as a result of property damage claims caused by severe hurricanes. The Company's share of the Olympus loss for this period is reflected in the table above. In addition, for the period prior to the hurricane related losses, the reduction in the Company's ownership interest in Olympus in June 2003 resulted in a lower share of earnings during 2004 as compared to the same period in 2003.

As more fully discussed in the 2003 10-K, WilTel became a consolidated subsidiary in November 2003 and the Company ceased applying the equity method of accounting at that time.

Pershing Square, L.P. ("Pershing"), is a limited partnership that is authorized to engage in a variety of investing activities, in which the Company has invested $50,000,000. The Company has entered into an agreement with the manager of Pershing pursuant to which it expects it will fully withdraw its capital and profits, if any, during 2004 and 2005.

Discontinued Operations

In September 2004, the Company entered into an agreement to sell a commercial real estate property and classified it as a discontinued operation since it met the accounting criteria for held for sale treatment. The sale closed in the fourth quarter and the Company estimates it will record an additional loss of $500,000 resulting principally from mortgage prepayment penalties incurred upon satisfaction of the property's mortgage at closing. During the second quarter of 2004, the Company had recorded a non-cash charge of approximately $7,100,000 to reduce the carrying amount of this property to its estimated fair value.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


During the second quarter of 2003, the Company settled certain tax payment responsibilities with the purchaser of Colonial Penn Insurance Company. Income from discontinued operations for the nine month period ended September 30, 2003 includes a payment of $1,800,000 from the purchaser to reimburse the Company for tax payments previously made.

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

     The inability to insure or reinsure certain risks economically, or the ability to collect on its insurance or reinsurance policies, which could result in us having to self-insure business risks;

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

Item 4.  Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In order for management to conclude that the Company's system of internal controls is effective, management must conclude that there is only a remote likelihood that a material misstatement in the annual or interim financial statements would not be prevented or detected. This conclusion will, depending upon the specific circumstances, be based on qualitative as well as quantitative factors, requiring the exercise of judgment. The qualitative importance of an item must be considered when evaluating its impact on the financial statements, even if it is below a quantitative materiality threshold. As a result, in order for management to conclude that its system of internal controls over financial reporting is effective, the documentation, assessment and testing procedures described below are being applied to substantially all of the accounts and processes of the Company and its subsidiaries.

     As part of the process of preparing for compliance with these requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. As part of this review, management has been engaged in a process to document and evaluate the Company's internal controls over financial reporting. Management has dedicated internal resources, engaged outside consultants and adopted a detailed plan to (i) document the Company's internal controls over financial reporting, (ii) assess the adequacy of the Company's internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. This documentation, evaluation and testing process will continue throughout the remainder of this year. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of the year. The Company estimates it will spend approximately $4,000,000 on Section 404 compliance for 2004 for its outside consultants and independent registered public accountants.

     The Company believes that any system of internal accounting controls, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance that all of its objectives will be met, including the detection of fraud. Furthermore, no evaluation of internal accounting controls or the internal controls themselves can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. The Company believes that the time, effort and financial resources required to comply with Section 404 will enhance the reliability of the Company's financial reporting process and will improve the Company's ability to detect fraud. However, since this effort is mandated by law, the Company has not attempted to estimate whether the benefits achieved will outweigh the costs incurred.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits.


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




                                         LEUCADIA NATIONAL CORPORATION
                                               (Registrant)




Date:  November 9, 2004                   By: /s/ Barbara L. Lowenthal
                                              -------------------------
                                              Barbara L. Lowenthal
                                              Vice President and Comptroller
                                              (Chief Accounting Officer)

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