Form 10-K/A
period 2003-12-31
LEUCADIA NATIONAL CORP
filed 2004-11-22
CIK 96223

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

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2003 (the "Form 10-K") to reflect that
Exhibit 10.3(b), previously filed as part of Exhibit 10.3, and Exhibits 10.55(b) and 10.55(f), previously filed as part of Exhibit 10.55, have been filed herewith. These agreements are being refiled to reflect changes in confidential treatment of certain terms contained in the agreements.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2) Financial Statements and Schedules.

               Report of Independent Accountants........................................................   F-1
               Financial Statements:
                  Consolidated Balance Sheets at December 31, 2003 and 2002.............................   F-2
                  Consolidated Statements of Operations for the years ended December 31,  2003,
                      2002 and 2001.....................................................................   F-3
                  Consolidated Statements of Cash Flows for the years ended December 31, 2003,
                      2002 and 2001.....................................................................   F-4
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended
                     December 31, 2003, 2002 and 2001...................................................   F-6
                  Notes to Consolidated Financial Statements............................................   F-7

               Financial Statement Schedule:

                  Schedule I - Condensed Financial Information of Registrant............................   F-51

                  Schedule II - Valuation and Qualifying Accounts.......................................   F-56

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

           10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

           10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

           10.3(a) Fiber Lease Agreement, dated April 26, 2002, between WCL and Metromedia Fiber National Network, Inc. ("MFNN") (filed as Exhibit 10.48 to WilTel's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "WilTel 10-K")). *

           10.3(b) First Amendment, dated October 10, 2002, to Fiber Lease Agreement, dated April 26, 2002, among WCL, MFNN and Metromedia Fiber Network Services, Inc. ("MFNS") (filed herewith).

           10.3(c) Second Amendment, dated February 14, 2003, to Fiber Lease Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K). *

           10.3(d) Colocation and Maintenance Agreement, dated April 26, 2002, between WCL and MFNN (filed as Exhibit 10.48 to the WilTel 10-K). *

           10.3(e) First Amendment, dated October 10, 2002, to Colocation and Maintenance Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel
                      10-K). *

           10.3(f) Second Amendment, dated February 14, 2003, to Colocation and Maintenance Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K). *

           10.4 Leucadia National Corporation Senior Executive Warrant Plan (filed as Annex B to the 1999 Proxy Statement).*

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

           10.46 Second Amended and Restated Credit and Guaranty Agreement of WilTel, dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the WilTel October 24, 2002 8-K). *

           10.47 Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement of WilTel, dated as of September 8, 1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999 (filed as Exhibit 99.13 to the WilTel October 24, 2002 8-K).*

           10.48 Amended and Restated Security Agreement, dated as of April 23, 2001, as amended and restated as of October 15, 2002 (filed as Exhibit 99.14 to the WilTel October 24, 2002 8-K). *

           10.49 Amendment No. 1, dated as of October 15, 2002, to the Real Property Purchase and Sale Agreement, dated as of July 26, 2002, among Williams Headquarters Building Company, WTC, WCL, WCG and Williams Communications Aircraft, LLC (filed as Exhibit 99.15 to the WilTel October 24, 2002 8-K). *

           10.50 Pledge Agreement dated as of October 15, 2002, by CG Austria, Inc., as pledgor, to Williams Headquarters Building Company, as pledgee (filed as Exhibit 10.42 to the WilTel 10-K). *

           10.51 First Amendment to Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc., by and between SBC Communications Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.43 to the WilTel 10-K). *

           10.52 First Amendment to Transport Services Agreement among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., dated September 29, 2000 (filed as Exhibit 10.44 to the WilTel 10-K). *

           10.53 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of June 25, 2001 (filed as Exhibit 10.45 to the WilTel 10-K). *

           10.54 Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and Amendment No. 2 dated June 25, 2001, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.46 to the WilTel 10-K). *

           10.55(a) Fiber Lease Agreement, dated April 26, 2002, Metromedia Fiber Network Services, Inc. ("MFNS") and WCL (filed as
                      Exhibit 10.47 to the WilTel 10-K). *

           10.55(b) First Amendment, dated October 10, 2002, to Fiber Lease Agreement, dated April 26, 2002, between MFNS and WCL (filed herewith).

           10.55(c) Colocation and Maintenance Agreement, dated April 26, 2002,between MFNS and WCL (filed as Exhibit 10.47 to the WilTel 10-K). *

           10.55(d) First Amendment, dated October 10, 2002, to Colocation and Maintenance Agreement, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.47 to the WilTel 10-K). *

           10.55(e) Lease Agreement #2, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.47 to the WilTel 10-K). *

           10.55(f) First Amendment, dated October 10, 2002, to Lease Agreement #2, dated April 26, 2002, between MFNS and WCL (filed herewith).

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



                                         LEUCADIA NATIONAL CORPORATION


November 22, 2004                        By: /s/ Barbara L. Lowenthal
                                             ---------------------------------
                                             Barbara L. Lowenthal
                                             Vice President and Comptroller