Form 10-K
period 2004-12-31
LEUCADIA NATIONAL CORP
filed 2005-03-14
CIK 96223

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                               ------------------

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2004
                                       or
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to  ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      New York                                           13-2615557
--------------------------                      ----------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
      Title of Each Class                             on Which Registered
 -----------------------------------------      --------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

 Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2004 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $2,575,756,000.

 On March 4, 2005, the registrant had outstanding 107,613,828 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2005 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.
 ===============================================================================

                                    PART I


Item 1.    Business.
------     --------


                                   The Company


       The Company is a diversified holding company engaged in a variety of businesses, including telecommunications, healthcare services, manufacturing, banking and lending, real estate activities, winery operations, development of a copper mine and property and casualty reinsurance. The Company concentrates on return on investment and cash flow to maximize long-term shareholder value. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. In identifying possible acquisitions, the Company tends to seek assets and companies that are troubled or out of favor and, as a result, are selling substantially below the values the Company believes to be present.

       Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $2,258,700,000 at December 31, 2004, equal to a book value per common share of the Company (a "common share") of negative $.07 at December 31, 1978 and $20.99 at December 31, 2004. The December 31, 2004 shareholders' equity and book value per share amounts have been reduced by the $811,900,000 special cash dividend paid in 1999.

       In November 2003, pursuant to a registered exchange offer and merger agreement, the Company acquired the balance of the outstanding common stock of WilTel Communications Group, Inc. ("WilTel") that it did not already own for 16,734,690 of the Company's common shares. The Company had previously acquired 47.4% of the outstanding common stock of WilTel during 2002 for cash consideration of $353,900,000, including expenses. WilTel is a telecommunications company that owns or leases and operates a nationwide inter-city fiber-optic network providing Internet, data, voice and video services. Upon completion of the exchange offer and merger, WilTel became a consolidated subsidiary of the Company.

       SBC Communications Inc. ("SBC"), a major communications provider in the U.S., is WilTel's largest customer, accounting for 70% of the Network segment's 2004 operating revenues. On January 31, 2005, SBC announced that it would buy AT&T Corp., and announced its intention to migrate the services provided by WilTel to the AT&T network. For more information about SBC see Item 1, "Business-Telecommunications" below.

       The Company's healthcare services operations are conducted by subsidiaries of Symphony Health Services, LLC ("Symphony"), which was acquired in September 2003. Symphony is engaged in the provision of physical, occupational, speech and respiratory therapy services, healthcare staffing services and Medicare consulting services.

       The Company's manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, agriculture, packaging, carpet padding, filtration and consumer products. In February 2005, the manufacturing segment increased its product offerings and customer base though the purchase of the assets of NSW, LLC U.S. ("NSW") for approximately $28,000,000.

       The Company's banking and lending operations have historically consisted of making instalment loans to niche markets primarily funded by customer banking deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). However, as a result of increased loss experience and declining profitability, the Company stopped originating subprime automobile loans in September 2001 and all other consumer loans in January 2003. During 2004, the Company sold 97% of its remaining outstanding loans to a third party for aggregate cash proceeds of $149,000,000. Current operating activities at this segment are concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. The Company's banking and lending subsidiary intends to ultimately surrender its national bank charter.

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

       The Company's copper mine development operations consist of its 72.1% interest in MK Resources Company ("MK Resources") (formerly MK Gold Company), a public company traded on the NASD OTC Bulletin Board (Symbol: MKRR).

       The Company's property and casualty reinsurance business is conducted through its 19% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business.

       Certain of the Company's subsidiaries have substantial tax loss carryforwards. The amount and availability of the tax loss carryforwards are subject to certain qualifications, limitations and uncertainties as more fully discussed in Note 15 of "Notes to the Consolidated Financial Statements" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       On December 31, 2004, the Company effected a three-for-two stock split of the Company's common shares in the form of a 50% stock dividend (the "Stock Split"). The stock dividend was paid to holders of record of the Company's common shares at the close of business on December 23, 2004. All amounts in this Report have been adjusted to give retroactive effect to the Stock Split.

       As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Investor Information

       The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. In addition, material filed by the Company can be inspected at the offices of the New York Stock Exchange, Inc. (the "NYSE"), 20 Broad Street, New York, NY 10005 and the Pacific Exchange, Inc., 115 Sansome Street, San Francisco, CA 94104, on which the Company's common shares are listed. The Company has submitted to the NYSE a certificate of the Chief Executive Officer of the Company, dated May 11, 2004, certifying that he is not aware of any violations by the Company of NYSE corporate governance listing standards.

       The Company's website address is http://www.leucadia.com. The Company makes available, without charge, through its website copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Financial Information about Segments

       The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. The Company's telecommunications business is conducted by WilTel and contains two segments, Network and Vyvx. Network owns or leases and operates a nationwide fiber optic network over which it provides a variety of telecommunications services. Vyvx transmits audio and video programming over the network and distributes advertising media in physical and electronic form. The Company's other segments include healthcare services, manufacturing, banking and lending and domestic real estate. Healthcare services include the provision of physical, occupational, speech and respiratory therapy services, healthcare staffing services and Medicare consulting services. Manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who had difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. The banking and lending segment has ceased originating any new loans and in 2004 sold 97% of its remaining outstanding loans to a third party. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of winery operations and development of a copper mine.

       Associated companies include equity interests in entities that the Company accounts for on the equity method of accounting. Prior to the acquisition of the outstanding common stock of WilTel that it did not already own in November 2003, the Company accounted for its 47.4% interest in WilTel as an associated company. Other investments in associated companies include Olympus, a Bermuda-based reinsurance company, Berkadia LLC ("Berkadia"), a joint venture formed to facilitate the chapter 11 restructuring of The FINOVA Group Inc. ("FINOVA"), HomeFed Corporation ("HomeFed"), a corporation engaged in real estate activities, Jefferies Partners Opportunity Fund II, LLC ("JPOF II") and EagleRock Capital Partners (QP), LP ("EagleRock"). Both JPOF II and EagleRock are engaged in investing and/or securities transactions activities.

       Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium and an interest, through MK Resources, in a copper deposit in Spain. WilTel owns or has the right to use certain cable systems which connect its U.S. domestic network to foreign countries, and has the right to use wavelengths in Europe which it is currently not using. These are the only entities with non-U.S. revenues or assets that the Company consolidates, and they are not material. In addition to its investment in Bermuda-based Olympus, the Company also owns 36% of the electric utility in Barbados. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

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

       The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable measure under accounting principles generally accepted in the United States ("GAAP"), which is used for all other reportable segments, for the year ended December 31, 2004 and for the period from November 6, 2003 through December 31, 2003 (in millions):


                                                                                                 For the period from
                                                                   For the year ended            November 6, 2003 to
                                                                   December 31, 2004             December 31, 2003
                                                                   -----------------           -----------------------

                                                                Network           Vyvx           Network            Vyvx
                                                                -------           ----           -------            ----

Segment profit from operations (1)                             $   117.8         $  30.3        $   13.3          $   4.1
Depreciation and amortization expense                             (197.4)           (9.1)          (37.2)            (2.0)
Interest expense, net of investment income (2)                     (26.0)           (2.1)           (4.0)             (.1)
Other non-operating income, net (2)                                 27.2             2.7             1.8               .5
                                                               ---------         -------        --------          -------
Income (loss) from continuing operations before
   income taxes, minority expense of trust preferred
   securities and equity in income (losses) of
   associated companies (3)                                    $   (78.4)        $  21.8        $  (26.1)         $   2.5
                                                               =========         =======        ========          =======

(1)  See note (d) to segment information below.
(2) If items in these categories cannot be directly attributed to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
(3) For 2004, includes income of $18,500,000 related to the settlement of litigation for less than amounts reserved, income of $6,000,000 related to the sale of an equity security which had a zero book value, gains of $3,500,000 related to cash and securities received in excess of the book value of secured claims in customers' bankruptcies and income of $2,300,000 related to the reversal of excess reserves for long-term commitments.

       Certain information concerning the Company's segments for 2004, 2003 and 2002 is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which for WilTel's segments was November 2003 and for Symphony's healthcare services segment was September 2003. Associated Companies are only reflected in the table below under identifiable assets employed.


                                                                                       2004            2003                2002
                                                                                       ----            ----                ----
                                                                                                   (In millions)

Revenues and other income (a):
    Network (b)                                                                       $ 1,518.9       $   218.4          $   --
    Vyvx                                                                                  123.6            21.2              --
    Healthcare Services                                                                   258.4            71.1              --
    Banking and Lending                                                                    30.8            62.3              95.9
    Manufacturing                                                                          64.4            54.1              51.0
    Domestic Real Estate                                                                   63.5            50.4              47.2
    Other Operations                                                                       40.0            33.3              45.8
    Corporate (c)                                                                         180.9            42.5              (4.7)
    Intersegment elimination (d)                                                          (18.4)           (4.3)             --
                                                                                      ---------       ---------          --------

         Total consolidated revenues and other income                                 $ 2,262.1       $   549.0          $  235.2
                                                                                      =========       =========          ========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income of associated companies:
    Network (d)                                                                       $   (78.4)      $   (26.1)         $   --
    Vyvx (d)                                                                               21.8             2.5              --
    Healthcare Services                                                                     5.1            (2.3)             --
    Banking and Lending                                                                    22.0             8.4               1.9
    Manufacturing                                                                           7.9             4.4               3.1
    Domestic Real Estate                                                                   20.7            18.1              16.3
    Other Operations                                                                       (3.4)             .7              14.5
    Corporate (c)                                                                          59.6           (37.5)            (74.9)
                                                                                      ---------       ---------          --------
         Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
           securities and equity in income of associated companies                    $    55.3       $   (31.8)         $  (39.1)
                                                                                      =========       =========          ========

Identifiable assets employed:
    Network                                                                           $ 1,554.4       $ 1,628.8          $   --
    Vyvx                                                                                   57.3           115.5              --
    Healthcare Services                                                                    65.6            54.6              --
    Banking and Lending                                                                   151.1           252.4             481.5
    Manufacturing                                                                          50.4            50.8              51.5
    Domestic Real Estate                                                                  148.6           165.0             106.8
    Other Operations                                                                      252.6           253.4             193.7
    Investments in Associated Companies:
      WilTel                                                                               --               --              340.6
      Other Associated Companies                                                          460.8           430.9             397.1
    Corporate                                                                           2,059.6         1,445.8             970.6
                                                                                      ---------       ---------          --------

         Total consolidated assets                                                    $ 4,800.4       $ 4,397.2          $2,541.8
                                                                                      =========       =========          ========


(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

(b) For 2004 and the period from November 6, 2003 (date of acquisition) through December 31, 2003, includes services provided to SBC of $1,032,800,000 and $141,700,000, respectively.

(c) Net securities gains for Corporate aggregated $123,100,000 during 2004, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. For 2004, includes a provision of $4,600,000 to write down investments in certain available for sale securities. For 2003, includes a provision of $6,500,000 to write down investments in certain available for sale securities and an investment in a non-public security. For 2002, includes a provision of $37,100,000 to write down investments in certain available for sale securities and an equity investment in a non-public fund. The write down of the available for sale securities resulted from a decline in market value determined to be other than temporary.

(d) Eliminates intersegment revenues billed from Network to Vyvx. However, the intersegment revenues are included in the calculation to determine segment profit from operations and income (loss) from continuing operations for each of Network and Vyvx.

(e) For the years ended December 31, 2004, 2003 and 2002, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $235,900,000, $61,400,000 and $18,500,000, respectively; such amounts are primarily comprised of Corporate ($11,400,000, $11,700,000 and $8,700,000, respectively), and amounts related to WilTel's segments, which are disclosed above. Depreciation and amortization expenses for other segments are not material.

(f) For the years ended December 31, 2004, 2003 and 2002, income (loss) from continuing operations has been reduced by interest expense of $96,800,000, $43,000,000 and $33,000,000, respectively; such amounts are primarily comprised of Corporate ($55,300,000, $26,000,000 and $13,100,000,
     respectively), banking and lending ($2,700,000, $8,800,000 and $18,100,000, respectively), and amounts related to WilTel's segments, which are disclosed above. Interest expense for other segments is not material.


       At December 31, 2004, the Company and its consolidated subsidiaries had 5,324 full-time employees.

                               Telecommunications

Acquisition

       During the fourth quarter of 2002, the Company acquired 47.4% of the outstanding common stock of WilTel for an aggregate cash purchase price of $353,900,000, including expenses. In November 2003, the Company consummated an exchange offer and merger pursuant to which WilTel became a wholly-owned subsidiary of the Company and former WilTel public stockholders received an aggregate of 16,734,690 common shares of the Company. The aggregate purchase price for the 2003 acquisition was approximately $425,300,000, consisting of $422,800,000 of the Company's common shares (based on a price of $25.27 per share) and cash expenses of $2,500,000. Following completion of the merger, the Company consolidated the financial condition and results of operations of WilTel, and no longer accounts for its investment in WilTel under the equity method of accounting. In the aggregate, the Company invested $779,200,000 in cash and common shares issued to acquire 100% of WilTel during 2002 and 2003. At December 31, 2004, the Company's consolidated balance sheet includes total WilTel assets of $1,611,700,000 and total WilTel liabilities of $1,118,300,000 (which are non-recourse to the Company), resulting in a net investment of $493,400,000.

       Certain telecommunications terms used throughout this section are defined under "Telecommunications Glossary" below.

Network
-------

Business Description

       Through its Network segment, WilTel owns or leases and operates a nationwide inter-city fiber-optic network. WilTel has also built a fiber-optic network within certain cities in the U.S. and has the ability to connect to networks outside the U.S. Network provides Internet, data, voice, and video services to companies that use high-capacity and high-speed telecommunications in their businesses. Network sells its products to the wholesale carrier and enterprise market segments, and many of its most significant customers provide retail telecommunications services to consumers and businesses. Historically, Network's fastest growing and largest revenue component is its voice business.

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

       WilTel's network includes ownership interests in or rights to use:

       - nearly 30,000 miles of fiber-optic cable in the U.S., of which 27,677 is currently in service;
       -      local fiber-optic cable networks within 40 of the largest U.S.
              cities;
       -      118 network centers located in 107 U.S. cities;
       - fiber-optic cable connecting the U.S. and Mexico in California and Texas, and the U.S. and Canada in Washington, Illinois and New York;
       - capacity on five major undersea cable systems connecting the continental U.S. with Europe, Asia, Australia, New Zealand, Guam and Hawaii; and
       - rights to use wavelengths in Europe connecting the UK, France, Germany, Belgium, the Netherlands, Norway, Denmark, Finland, and Sweden. These rights have been exercised and wavelengths are available but not currently in use.

Properties

       U.S. Inter-City Network

                                                                               Miles In         Average Number of
                   The WilTel Network                      Route Miles        Operation         Fibers Per Cable
                   ------------------                      -----------        ---------         -----------------

   Wholly owned fiber routes, built by WilTel                18,027            17,416                 123
   Fiber routes through dark fiber rights  (1)               10,884            10,261                  17
                                                             ------            ------
   Total                                                     28,911            27,677
                                                             ======            ======


(1) Network has obtained rights in dark fiber and conduits of approximately 10,884 route miles, all of which have had fiber-optic cable installed. Network manages the transmission equipment on the routes it acquired, and it typically pays for the maintenance of fiber-optic strands and rights of way.

       Network also leases capacity from both long-distance and local telecommunications carriers, including its competitors, in order to meet the needs of its customers. Leases of capacity are distinguished from rights in dark fiber in that capacity leases are for only a portion of the fiber capacity and the lessor supplies and operates the equipment to transmit over the fiber. Capacity leases are generally for terms of one month to five years, but can be longer. Network leases from third parties approximately one percent of its U.S. network capacity currently in use. These leases are for areas where Network does not have its own network capacity, or such capacity is not currently sufficient to meet the expected demand.

       WilTel commenced construction of its network in 1997, began providing services in 1998 and had substantially completed construction in 2002. The domestic voice network grew to 25 switches as of December 31, 2004, including twenty three domestic switches, four of which are Voice over Internet Protocol capable, and two gateway switches. The gateway switches offer foreign termination and inbound domestic termination to other carrier customers.

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

       Rights of way. The WilTel network was primarily constructed by digging trenches along rights of way, or rights to use the property of others, which Network obtained throughout the United States from various landowners. Generally, where feasible, Network used the rights of way of pipeline companies that WilTel believed provided greater physical protection of the fiber system and resulted in lower construction costs than systems built over more public rights of way. Almost all of WilTel's rights of way extend through at least 2018. Rights of way are generally for terms of at least 20 years, and most cover distances of less than one mile.

       Local Network

       As of December 31, 2004, Network was providing services on local networks in 40 U.S. cities. These cities are: Anaheim, CA; Atlanta, GA; Bakersfield, CA; Baltimore, MD; Boston, MA; Buffalo, NY; Chicago, IL; Columbus, OH; Dallas, TX; Denver, CO; Fresno, CA; Houston, TX; Indianapolis, IN; Jersey City, NJ; Kansas City, KS; Laredo, TX; Los Angeles, CA; McAllen, TX; Modesto, CA; Miami, FL; Milwaukee, WI; Minneapolis, MN; New York, NY; Newark, NJ; Oakland, CA; Philadelphia, PA; Phoenix, AZ; Portland, OR; Riverside, CA; Sacramento, CA; San Francisco, CA; San Jose, CA; Santa Clara, CA; Seattle, WA; Secaucus, NJ; St. Louis, MO; Stamford, CT; Tucson, AZ; Tulsa, OK; and Washington, D.C. WilTel also has rights to utilize 30,740 local dark fiber miles in the U.S. through a fiber lease agreement with AboveNet Communications, Inc. ("AboveNet"). In addition, WilTel has the right to lease an additional 54,324 of dark fiber miles anywhere that AboveNet may construct or currently owns dark fiber in the U.S. or Europe.

Products and Services

       Network's principal products and services are as follows:

       Packet-based data products. These services provide connections for Internet, data, voice, and video networks at variable capacities between two or more points. Specific packet-based data products include ATM, Frame Relay, Ethernet Transparent LAN, Internet Protocol ("IP") transport and IP virtual private networks. These services are billed on a flat rate or usage basis.

       Private line products. Network provides customers with fixed amounts of point-to-point capacity at various speeds on a protected or unprotected service level. A protected service level provides restoration on the customer's circuit under a variety of network outage conditions and is priced higher than unprotected service. These services are billed as fixed monthly fees, regardless of usage.

       Voice services. Network provides wholesale origination, transport and termination, as well as calling card, directory assistance, operator assistance, toll-free services and international termination to more than 200 countries.

       Optical wave services. This service is a point-to-point service which has no protection capacity, and which allows a customer the exclusive use of a portion of the transmission capacity of a fiber-optic strand rather than the entire fiber strand. A purchaser of optical wave services installs its own electrical interface, switching and routing equipment.

       Backhaul services. Network has interconnected international cable landing stations on the West and East Coasts with fiber-optic rings capable of terminating cable traffic at specified Network centers. These services are made available to customers that have access to their own undersea cables and require domestic interconnection services only. Network also owns capacity positions on five major undersea cable systems.

Customers

       Network offers services to both carrier and enterprise markets, and its customers currently include Regional Bell Operating Companies, ("RBOCs") cable television companies, Internet service providers, application service providers, data storage service providers, managed network service providers, digital subscriber line service providers, long distance carriers, local service providers, utilities, governmental entities, educational institutions, financial institutions, international carriers and other communications services providers who desire high-capacity and high-speed products on a carrier services basis.

SBC

       Sales to SBC accounted for 70% of Network's 2004 operating revenues. On January 31, 2005, SBC announced that it would buy AT&T Corp., and announced its intention to migrate the services provided by WilTel to the AT&T network. SBC indicated that it expects to close its acquisition of AT&T in the first half of 2006.

       Once SBC completes the migration of its business from WilTel's network to the AT&T network and terminates the existing preferred provider agreements between WilTel and SBC (scheduled to extend until 2019), SBC will be required to pay WilTel up to $200,000,000 for all costs WilTel incurs in connection with such termination, including increased costs of the network facilities remaining with WilTel due to the loss of SBC traffic (defined as "Transition Costs" in the provider agreements). WilTel anticipates that a migration of services from its network to AT&T would not begin until after the appropriate regulatory agencies approve SBC's acquisition of AT&T. WilTel expects it will take anywhere from two to three years from now for SBC to migrate all of its traffic off of WilTel's network, and anticipates that it will continue to provide some level of service to SBC into 2007.

       Pursuant to the preferred provider agreements, the price for products and services, determined separately for each product or service, generally will be equal to the lesser of the cost of the product or service plus a specified rate of return, the prices charged to other customers, the current market rate or, in some circumstances, a specific rate. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider. WilTel and SBC have agreed to use a fixed price for voice transport services (the substantial majority of WilTel's SBC generated revenue) through April 1, 2005.

       WilTel is currently engaged in negotiations with SBC with respect to a transition pricing agreement and other matters that will enable WilTel to continue to provide SBC with a high level of service after April 1, 2005. If the parties fail to reach agreement on pricing, any disputes as to pricing methodology are to be resolved through binding arbitration. The Company is also evaluating the impact of SBC's intended acquisition of AT&T on WilTel's operations and financial condition, including the potential adverse impact on the carrying values of Network's assets. Under GAAP, the SBC announcement is considered to be an event requiring the Company to assess the recoverability of Network's assets (principally property and equipment) during the first quarter of 2005. For more information about the process the Company expects to use to assess the recoverability of Network's assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       WilTel plans to modify its operations in light of the anticipated loss of its major customer, including expanding its customer base and evaluating opportunities for consolidation. WilTel expects it will evaluate and implement cost reduction strategies, investigate sales of assets and minimize capital expenditure outlays to help offset the loss of SBC's business. However, given the current economic condition of the telecommunications industry as a whole, where telecommunications capacity far exceeds actual demand and the marketplace is characterized by fierce price competition, and the limited growth of non-SBC business over the past few years, WilTel does not believe it will be able to fully replace the revenues and profits generated by the SBC agreements in the near future, if ever. The Company believes there may be opportunities to increase Network's value through consolidation opportunities, and it is actively investigating those possibilities. However, no assurance can be given that the Company will be successful in these efforts.

Sales and Marketing

       Network's sales and marketing organizations target customers that require high volumes of bandwidth to operate their businesses. The successful acquisition of a new customer requires a high degree of technical knowledge about both the product being sold and the customer's operation, since most of Network's products need to be specifically configured to meet the unique needs of each customer.

       Network has a centralized marketing organization that has established a segment-wide approach to marketing and product management. The marketing organization is responsible for advanced market planning and segmentation, product planning and development, product marketing, advertising, lifecycle management, product economics, pricing and competitive analysis.

Competition

       The telecommunications industry is highly competitive. Some of Network's competitors may have financial, personnel and other resources significantly greater than those of Network. In the market for carrier customers, Network competes primarily with AT&T, MCI, Sprint, Qwest, Level 3, Global Crossing and Broadwing. In the market for enterprise customers, Network competes primarily with AT&T, MCI, and Sprint. Many of these competitors have revenues and customer bases far larger than those of Network. Network also competes with numerous other service providers that focus either on a specific product or set of products or within a geographic region. Network competes primarily on the basis of price, network reliability, customer service and support. Network's services within local markets in the U.S. face additional competitors, including the traditional regional telephone companies and other local telephone companies.

       The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, many industry participants have gone through bankruptcy, those forecasts have not materialized, telecommunications capacity now far exceeds actual demand and the resulting marketplace is characterized by fierce price competition as competitors seek to secure market share. Resulting lower prices have eroded margins and have kept many in the industry from attaining positive cash flow from operations. In addition, many larger industry participants (SBC, Verizon and Sprint) have announced agreements to acquire other industry participants in transactions that may further intensify the competitive environment. The Company does not know if and when the current pricing environment will improve or achieve stability.

Vyvx
----

Business Description

       Vyvx transmits audio and video programming for its customers over Network's fiber-optic network and via satellite. It uses Network's fiber-optic network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. These events include live sporting events of the major professional sports leagues, including the last sixteen Super Bowls. For live events where the location is not known in advance, such as breaking news stories in remote locations, Vyvx provides an integrated satellite and fiber-optic network based service to transmit the content to its customers. Most of Vyvx's customers for these services contract for the service on an event-by-event basis; however, Vyvx has some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

       Vyvx also distributes advertising spots to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

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

       Advertising Distribution Services.  These services include:

               Audio Distribution. Vyvx sends radio spots to stations via electronic and physical distribution. Spots are distributed to over 10,500 stations in North America via the Internet using no proprietary hardware.

              Video Distribution. Vyvx has the capability to deliver video content electronically and physically to television stations, broadcast networks and cable networks across the United States. Its electronic reach covers more than 1,450 destinations.

              Storage. Vyvx offers secure storage of media components in Vyvx's climate-controlled storage facilities located in Burbank, Chicago and Newark, Delaware.

Customers

       Vyvx sells to media content service providers and businesses that use media content as a component of their business. It does not compete with its media customers for retail end-users. It has approximately 2,000 customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, advertising agencies and their advertisers, television companies and movie production companies. Approximately 62% of Vyvx's 2004 operating revenue was derived from its top 10 customers. Fox Entertainment Group, Inc. and its parent company The News Corporation Limited, through their various news, sports and entertainment businesses, accounted for approximately 18% of Vyvx's operating revenues and TimeWarner, Inc. accounted for 16% of Vyvx's operating revenues.

Sales and Marketing

       Vyvx has sales personnel located in eight states and the District of Columbia to provide service to its domestic and international customers. The largest sales offices are in New York, New York and Burbank, California, where many of Vyvx's largest customers are based.

Competition

       The Company believes that no single competitor currently exists that offers all of the services being offered by Vyvx. Vyvx encounters smaller competitors in the market place, each of which historically has offered only one or two of Vyvx's products.

Telecommunications Glossary
---------------------------

Access - a long distance carriers use of local exchange facilities to originate or terminate long distance traffic or of leased lines for dedicated facilities.

Asynchronous transfer mode (ATM) - a Layer 2 high-speed multiplexing and switching protocol that uses fixed cell sizes of 53 bytes each to transport voice, data and video traffic.

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

Dark fiber - installed fiber-optic cable which is not connected to transmission equipment and so is not capable of carrying transmission services.

Ethernet - a local area network used for connecting computers, printers, workstations, terminal, servers, etc. within the same building or campus.

Ethernet Transparent LAN - a network with Ethernet interfaces that can carry any Layer 3 protocol, giving the LANs it connects the appearance of complete transparency, as though they were connected directly across an Ethernet cable.

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

Frame Relay - a Layer 2 switching and multiplexing protocol that places data in frames of varying size and allows transmission of data with efficient error correction.

Gateway switch - a switch that allows signals to cross from one network to another.

High Definition (HD) - a system standard for transmitting a TV signal with far greater resolution.

Internet Protocol (IP) - the Layer 3 communications protocol standard used for delivering individual data packets to their destinations by tracking the Internet addresses of the sender and receiver.

Layer 2 - a data communications standard (such as ATM, Frame Relay, or Ethernet) that establishes a fixed, pre-determined path for the data stream. In the event of a network outage, the switches work together to re-route traffic to facilities not impacted by the outage.

Layer 3 - a data communications standard (such as IP) that does not create a fixed path through the network, but makes an individual routing decision for each data packet received based upon real-time updates of network congestion. Because of this additional computation burden, Layer 3 networks tend to have more latency that is less predictable, but are also less susceptible to major network outages.

Local area network (LAN) - a data communications network that links together computers and peripherals to serve users within a confined area.

Multiplexing - consolidation of multiple signals into a single, higher speed signal that is transmitted to a receiver. The receiver then decomposes the signal into its original constituent elements.

Network center - an environmentally controlled secure location containing equipment and staff, and space and power for collocation customers, where various network management and control functions are conducted.

Optical wave - see "Wavelengths" below.

Switch - mechanical or electronic device for making, breaking or changing the directional flow of electrical or optical signals.

Transmission - sending electrical signals that carry information over a physical path to a destination.

Virtual private network (VPN) - private, secure switched voice or data network between two or more sites that functions as a dedicated or private line facility while using public network segments.

Voice over IP - telephone calls using IP.

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

       The Federal Communications Commission ("FCC") has jurisdiction over WilTel's facilities and services to the extent those facilities are used to provide interstate telecommunications services (services that originate and terminate in different states) or international telecommunications services. State regulatory commissions generally have jurisdiction over facilities and services to the extent the facilities are used in intrastate telecommunications services. Foreign laws and regulations apply to telecommunications that originate or terminate in a foreign country. Generally, the FCC and state commissions do not regulate Internet, video conferencing or certain data services, although the underlying telecommunications services components of such offerings may be regulated in some instances.

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

       Long Distance Regulation. Regulation of other carriers in the communications industry also may affect WilTel. For example, Section 271 of the Communications Act had prohibited RBOCs and their respective affiliates from providing long distance services between so-called Local Access and Transport Areas ("LATAs") in their region, and between their region and other states, until they have demonstrated to the FCC, on a state-by-state basis, that they have satisfied certain procedural and substantive requirements set forth in the 1996 Act. The FCC has granted Section 271 authority to all RBOCs in each of their in-region states.

       In a state where a RBOC has received authority to provide long distance telecommunications service, Section 272 of the Communications Act requires the RBOC to maintain a separate affiliate and to comply with certain structural and operational safeguards for its long distance operations, all of which impose on RBOCs significant costs related to maintaining separate equipment, employees and processes. This separate affiliate requirement expires on a state-by-state basis three years after the RBOC first obtained approval to provide long distance service in a given state, unless the FCC extends the three-year period. If an RBOC chooses to provide long distance telecommunications services without a separate affiliate in a state where the separate affiliate requirement has expired, the RBOC currently is subject to heightened regulation of its rates for long distance services. The FCC is considering several options for strengthening or weakening regulation governing the RBOCs' provision of long distance telecommunications services without a separate affiliate.

       The Section 272 separate subsidiary requirement for two of WilTel's largest customers, Verizon in New York, Massachusetts, Pennsylvania and Rhode Island and SBC in Texas, Oklahoma, Kansas, Arkansas and Missouri has expired and has not been extended by the FCC. WilTel does not expect the FCC to extend the requirement in any other states as the 3-year period elapses in such states. While the RBOCs' entry into the long distance market could provide opportunities for WilTel to sell dark fiber or lease high-volume long distance capacity to the RBOCs, it could also allow the RBOCs to provide the same services that WilTel currently provides, services which RBOCs currently purchase from WilTel. Increased competition from the RBOCs could have an adverse effect on WilTel's business, as the RBOCs will be able to market integrated local and long distance services and may enjoy significant competitive advantages. Because RBOCs account for approximately 75% of WilTel's Network revenues, the RBOC's ability to offer long distance voice and data services poses risks to WilTel's business in the future. For information about SBC (Network's largest customer) and its plan to acquire AT&T and migrate its traffic to AT&T's network, see Item 1, "Business-Telecommunications" above.

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

       In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit struck down an FCC rule that required regional telephone companies to open their networks to competitors at reasonable rates. In response, the FCC issued interim rules requiring regional local telephone companies to continue opening their networks to competitors at reasonable rates until the earlier of such time as the FCC issues permanent rules or September 13, 2005 (with increased rates and reduced availability effective March 13, 2005). The FCC released permanent rules on February 3, 2005. As a result, competing telephone companies will be charged higher rates by local telephone companies to use parts of their networks on certain routes, or incur costs to purchase and install their own networks in order to offer local phone service. Although WilTel's wholesale carrier market segment is not likely to be materially affected by these actions, its enterprise market segment could experience a short-term cost disadvantage with competitors who have cheaper access to local telephone company networks. In addition, certain of WilTel's customers could be significantly affected by these changes.

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

       On May 31, 2000, the FCC adopted a proposal submitted by a coalition of long distance companies and RBOCs, referred to as "CALLS," pursuant to which ILEC access rates must be decreased in stages over five years. On September 10, 2001, the United States Court of Appeals for the Fifth Circuit upheld most of the FCC's CALLS order, but remanded for further consideration portions of the order that created a new universal service fund and that set a factor applied annually to reduce access rates at a certain pace. The FCC issued an order on July 10, 2003 on remand readopting the substance of the disputed aspects of the CALLS order, and the remand order was not appealed.

       On April 27, 2001, the FCC issued a ruling regarding the interstate access charges levied by CLECs on long distance carriers. Effective June 20, 2001, CLEC access charges were required to be reduced over a three-year period to the level charged by ILECs in the competing area. This reduction in CLEC access charge rates has resulted in a substantial reduction in the per-minute rate CLECs charge WilTel for interstate access services.

       On April 19, 2001, the FCC adopted a Notice of Proposed Rulemaking seeking to unify its inter-carrier compensation rules. The FCC proposal seeks to address disparities in rates for access charges and reciprocal compensation (the rates that carriers pay each other for completing local calls exchanged between them). The FCC's proposal seeks comments on a transition to a "bill and keep" system pursuant to which carriers would not exchange cash compensation, but would provide call completion services free of charge. Adoption by the FCC of a unified inter-carrier compensation regime that adopts a "bill and keep" regime or that otherwise reduces the rates that carriers may charge for access charges could significantly reduce WilTel's inter-carrier compensation costs and revenues. Several groups of industry participants, seeking to develop an industry consensus to present to the FCC, have submitted proposals for broad reform to the FCC, and on February 10, 2005, the FCC announced the adoption of a further notice of proposed rulemaking in which it would seek comment on these various proposals. WilTel is unable to determine at this time the outcome of the FCC proceeding and the industry effort or the resulting impact, if any, on WilTel's business.

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

       In a May 2004 ruling, the FCC clarified that whenever traffic originates and terminates on the public switched telephone network, long distance carriers (such as WilTel) that carry such traffic must pay access charges, but the FCC has not yet addressed whether traffic originating on broadband networks is subject to such charges. RBOCs have attempted to recover unpaid access charges from long distance carriers who were following business practices not consistent with the FCC ruling. Although WilTel had been actively seeking clarification from the FCC concerning this matter, WilTel's policy has been to accrue access charges in a manner that it believes is consistent with the FCC's ruling. The FCC's ruling is not expected to have a material impact on WilTel; however, certain of WilTel's customers and competitors may be adversely affected.

       On November 12, 2004, the FCC granted the request of Vonage Holdings Corporation to preempt the Minnesota Public Utility Commission from regulating Vonage's broadband-originated services as a telecommunications service subject to full state regulation. WilTel believes that the FCC's ruling provides the FCC with authority to create uniform rules applicable to Voice-over-IP. The FCC's Vonage decision has been appealed by several state public utility commissions.

       Several other Voice-over-IP petitions have also been filed. During 2004, both Level 3 Communications and SBC filed petitions seeking FCC rulings on the regulatory framework for Voice-over-IP related offerings. Other local exchange carriers have filed similar petitions, and the FCC has requested comments on developing comprehensive rules to cover Voice-over-IP. Absent FCC action on these matters, some state public utility commissions and private parties (through agreements) have begun addressing important issues such as the amount of compensation companies must pay for termination of Voice-over-IP traffic on the public switched telephone network. Decisions on the Level 3 and SBC petitions are expected during the first or second quarter of 2005. As carriers and their customers migrate to IP and packet-based technologies, the outcome of such proceedings is likely to affect carrier-carrier and carrier-customer relationships. WilTel is unable to determine at this time the outcome of any of these proceedings or the impact, if any, they could have on its business. However, assuming the same volume of voice minutes, WilTel believes that revenues and profitability for Voice-over-IP services may be less than traditional voice transport products.

       Universal Service. Pursuant to the 1996 Act, in 1997 the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, to low-income customers, and to qualifying schools, libraries and rural health care providers. Providers of interstate and international telecommunications services, and certain other entities, must pay for these programs by contributing to a Universal Service Fund (the "Fund"). The rules concerning which services are considered when determining how much an entity is obligated to contribute to the Fund are complex; however, many of the services sold by WilTel are included in the calculation. Current rules require contributors to make quarterly and annual filings reporting their revenues, and the Universal Service Administrative Company issues monthly bills for the required contribution amounts, based on a quarterly contribution factor approved by the FCC. The FCC announced assessments for the first quarter of 2005 of 10.7% have been increased from 8.7% in the fourth quarter of 2004. The contribution factor may be higher in future quarters. A portion of WilTel's gross revenues from the provision of interstate and international services are subject to these assessments. For the year ended December 31, 2004, WilTel was assessed approximately $6,600,000 by the Fund.

       On December 13, 2002, the FCC issued revised universal service rules and proposed further changes to the universal service contribution methodology. Under one of the proposed changes, the FCC would begin assessing contributions to the Fund based on working telephone numbers and connections to telephone company customers, as opposed to the existing mechanism that requires contributions based on end user revenues. The FCC is expected to adopt this proposal during 2005. Although any FCC changes to the methodology could result in WilTel paying a larger percentage of its revenues to the Fund, WilTel is unable to determine what changes will occur and what impact those changes will have on its business.

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

       Broadband Regulation. The FCC to date has treated Internet service providers as enhanced service providers rather than common carriers. As such, Internet service providers generally have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute directly to universal service funds. On December 20, 2001, the FCC issued a Notice of Proposed Rulemaking seeking comment on whether ILEC broadband offerings are telecommunications services subject to Title II jurisdiction or, as the FCC already has concluded with respect to cable modem service, information services subject only to Title I jurisdiction. In 2003, the United States Court of Appeals for the Ninth Circuit partially vacated the FCC's determination that cable modem service is subject only to Title I jurisdiction, holding that companies providing cable modem services also offer a telecommunications service component that is subject to Title II regulation. The FCC appealed that decision, and the U.S. Supreme Court is scheduled to hear the case during 2005. In a separate Notice of Proposed Rulemaking released February 15, 2002, the FCC sought comment on issues related to broadband access to the Internet over domestic wireline facilities, including whether facilities-based broadband Internet access providers should be required to contribute to support universal service. The FCC has not addressed either of these Notices of Proposed Rulemaking and WilTel cannot determine how the U.S. Supreme Court will rule on the Ninth Circuit decision, and whether such action will impact WilTel's business.


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

                               Healthcare Services

Business Description

       In September 2003, the Company acquired Symphony for approximately $36,700,000, including expenses. Established in 1994, Symphony provides post-acute healthcare services including contract therapy, long-term care consulting and temporary staffing to skilled nursing facilities, hospitals, sub-acute care centers, assisted living facilities, schools and other healthcare providers. Symphony currently operates in 46 states, providing services at approximately 2,000 locations through its employee workforce of approximately 3,200 part-time and full-time skilled healthcare professionals (excluding temporary personnel). The businesses owned by Symphony operate under the names RehabWorks, VTA Management Services, VTA Staffing Services, Symphony Respiratory Services, NurseWorks and Polaris Group. At December 31, 2004, the Company's consolidated balance sheet includes total Symphony assets of $65,600,000 and total Symphony liabilities of $60,200,000 (which are non-recourse to the Company), resulting in a net investment of $5,400,000.

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

       When determining how to meet their rehabilitation therapy and healthcare staffing needs, healthcare providers are faced with an "in-source" or "outsource" decision, to either manage the rehabilitation therapy unit in-house or to contract the service to an outside vendor. As healthcare expenditures in the U.S. have continued to increase, healthcare providers have experienced increased cost reduction pressures as a result of managed care and the implementation of prospective payment systems, where fixed fee schedules are set by the Center for Medicare and Medicaid Services ("CMMS"). Symphony's services give its customers increased flexibility in managing staffing levels and enables them to reduce their overall costs by converting a fixed cost into a variable cost. Contract therapy is available on a full-time, part-time and on-call basis, and can be customized at each location according to the particular needs of a facility or patient. Contract therapy services also include full therapy program management with a full-time program manager who is also a therapist and two to four professionals trained in physical and occupational therapy or speech/language pathology. Symphony generally bills its customers either on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered. Symphony is also the largest provider of therapy services to the Department of Education of New York City.

       Symphony's revenues and growth are affected by trends and developments in healthcare spending, which has been increasing at an accelerated rate over the past five years. Demographic considerations also affect the amount spent on healthcare. Due to the increasing life expectancy of Americans, the number of people aged 65 years or older has been growing and is expected to increase in the future. These trends, combined with the need for healthcare providers to find more cost effective means to deliver their services, may encourage healthcare providers to use the services offered by Symphony and its competitors.

Competition

       The contract therapy and healthcare staffing services businesses compete in national, regional and local markets with full-service staffing companies and with specialized staffing agencies. The program management services business competes with companies that may offer one or more of the same services and with hospitals and skilled nursing facilities that do not choose to outsource these services. The managed inpatient units and outpatient programs are in highly competitive markets and compete for patients with other hospitals and skilled nursing facilities.

       There is a significant shortage of skilled healthcare professionals who provide Symphony's services, and Symphony's revenues are dependent on its ability to attract, develop and retain qualified therapists and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of customers. Symphony competes for healthcare staffing personnel, with other healthcare companies, as well as actual and potential customers, some of whom seek to fill positions with either regular or temporary employees.

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

       In most instances, customers participate in the Medicare and Medicaid programs as do certain of Symphony's outpatient therapy facilities. As such, they are subject to Medicare and Medicaid's regulations regarding quality of care, qualifications of personnel, adequacy of physical plant, as well as billing and payment regulations. These regulations are written, published and administered by the CMMS and are monitored for compliance.

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

       The Balanced Budget Act of 1997 mandated the phase-in of a Medicare Part A prospective payment system for skilled nursing facilities and units based on the category of patient care under resource utilization group classifications established by the CMMS. All of the skilled nursing units to which we provide management services are now fully phased in under the resource utilization group system for skilled nursing facilities. The proposed 2006 federal budget includes a provision to refine the resource utilization group system to more appropriately account for certain high cost cases, but no assurance can be given that such changes will be implemented. Under the Medicare Part B payment system, reimbursement for outpatient therapy services is based on the lesser of the provider's actual charge for such services or the applicable Medicare physician fee schedule amount also established by the CMMS. As part of the Balanced Budget Act of 1997, the outpatient therapy benefit was capped at $1,590 per beneficiary per year, but the implementation of the cap has been delayed a number of times through legislation. Most recently, a two year moratorium expiring on December 31, 2005, was placed on implementation of the cap. Absent specific action by Congress the moratorium will expire and the benefit cap will go into place on January 1, 2006.

       The Health Insurance Portability and Accountability Act of 1996 is designed to improve efficiency in healthcare delivery by standardizing electronic data interchange and by protecting the confidentiality and security of an individual's health data by setting and enforcing national standards of practice. Virtually all healthcare providers are affected by the law, which consists of three primary areas, standards for electronic transactions, privacy and security. The privacy rule and the standards for electronic transactions are currently effective and the security rule is scheduled to become effective on April 21, 2005. Symphony is in compliance with the privacy and electronic transmission provisions and believes that it will be in compliance with the security rule.


                                  Manufacturing

       Through its plastics division, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, agriculture, packaging, carpet padding, filtration and consumer products. The products are primarily used to add strength to other materials or act as barriers, such as warning fences and crop protection from birds. The plastics division is a market leader in netting products used in carpet cushion, erosion control, nonwoven reinforcement and crop protection. Certain of the division's products are proprietary, protected by patents and/or trade secrets. It markets its products both domestically and internationally, with approximately 16% of its 2004 revenues generated by customers in Europe, Latin America, Japan and Australia. Products are sold primarily through an employee sales force, located in the United States and Europe. Manufacturing revenues were $64,100,000, $53,300,000 and $50,700,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company's consolidated balance sheet includes total manufacturing assets of $50,400,000 and total manufacturing liabilities of $21,100,000, resulting in a net investment of $29,300,000.

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

       The plastics division is subject to domestic and international competition, generally on the basis of price, service and quality. Additionally, certain products are dependent on cyclical industries, including the construction industry. The cost of the principal raw material used in its products, polypropylene, has increased by approximately 80% since the beginning of 2004. High oil and natural gas prices along with high capacity utilization in the polypropylene industry are expected to keep raw material costs higher than historical levels for the next two years. The division was able to raise prices to its customers during 2004 to offset the increase in polypropylene costs.

       The plastics division currently has excess manufacturing capacity, principally in its Belgium facility which became operational in the third quarter of 2001. Utilization of this capacity has taken longer than anticipated primarily due to the loss of a major customer for whom the facility was expected to produce products. A new general manager was hired at the facility in 2004 to develop and implement marketing and sales initiatives directed at generating revenue growth. Operating results at the facility have improved during 2004 as sales grew 20% compared to 2003 and the business achieved positive cash flow. New customer acquisitions must continue in order for the facility to reach profitability.

       The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on the plastics division.

       As mentioned above, in February 2005 the Company acquired the assets of NSW for approximately $28,000,000, thereby increasing its mix of products and customer base. NSW has a manufacturing and distribution facility in Roanoke, Virginia, and for its year ended December 31, 2004 generated annual sales of approximately $20,000,000. Although the Company plans to integrate certain of NSW's operating activities into its own, principally in the administration and raw materials purchasing areas, NSW's manufacturing facility will continue as a stand-alone operation. Products manufactured by NSW include produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes.

                               Banking and Lending

Business Description

       Over the past few years, the Company has been shrinking its banking and lending operations. Historically, this segment made collateralized consumer loans consisting principally of personal automobile instalment loans to individuals who had difficulty obtaining credit. The Company's other consumer lending programs primarily consisted of marine, recreational vehicle, motorcycle and elective surgery loans. These lending activities were conducted through American Investment Bank, N.A. ("AIB"), a national bank subsidiary, and American Investment Financial, a Utah industrial loan corporation which merged into AIB in 2004.

        The segment's current operating activities are concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. In September 2001, the Company stopped originating subprime automobile loans as a result of increasing loss experience and the increasingly difficult competitive environment. In January 2003, the Company stopped originating all consumer loans. In May 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios, which represented 97% of banking and lending's total outstanding loans (net of unearned finance charges). The Company received aggregate cash proceeds of $149,000,000 and reported a pre-tax gain of $8,700,000, which is reflected in investment and other income. In September 2004, the Company sold certain loan portfolios that had been substantially written-off and reported a pre-tax gain of $7,600,000, which is reflected in investment and other income.

       Certain information with respect to the Company's banking and lending segment is as follows for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

                                                            2004             2003              2002
                                                            ----             ----              ----

Average loans outstanding                                 $57,097           $282,986         $440,810
Interest income earned on loans                           $10,037           $ 53,944         $ 86,018
Average loan yield                                          17.6%              19.1%            19.5%
Average deposits outstanding                              $73,260           $251,031         $454,497
Interest expense on non-demand deposits                   $ 2,394           $  8,553         $ 18,035
Average rate on non-demand deposits                          3.3%               3.4%             3.9%
Net yield on interest-bearing assets                         5.3%              12.1%            11.5%


       Investments held by the banking and lending segment are primarily U.S. Government agencies and mortgage-back securities.

       It is the Company's policy to charge to income an allowance for losses which, based upon management's analysis of numerous factors, including current economic trends, aging of the loan portfolio, historical loss experience and collateral value, is deemed adequate to cover probable losses on outstanding loans. At December 31, 2004, the allowance for loan losses for the Company's entire loan portfolio was $950,000 or 22% of the net outstanding loans, compared to $24,200,000 or 11.8% of net outstanding loans at December 31, 2003.

Government Regulation

       The Company's principal banking and lending operations are subject to supervision by federal authorities, as well as federal regulation pursuant to the Federal Consumer Credit Protection Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Right to Financial Privacy Act, the Community Reinvestment Act, the Fair Credit Reporting Act and regulations promulgated by the Federal Trade Commission and the Board of Governors of the Federal Reserve System. The Company's banking operations are subject to federal regulation and supervision by, among others, the Office of the Comptroller of the Currency (the "OCC") and the FDIC.

       In 2003, AIB entered into a formal agreement with the OCC, pursuant to which the OCC approved AIB's strategic plan for exiting its existing lending businesses. AIB also agreed to initiate a regulatory process by January 31, 2005, which would result in the eventual surrender of its national bank charter. In November 2004, AIB submitted an application to the state of Utah to convert its current national charter to a Utah state commercial bank charter. AIB is not able to surrender its national bank charter while it still has deposits outstanding, unless it is able to convert its charter to a Utah state commercial bank charter. However, in January 2005 the state of Utah notified AIB that it was suspending the application to convert AIB's charter until such time as AIB has the operational structure in place that is necessary to begin loan originations. AIB does not intend to make these changes. In February 2005, the OCC denied AIB's prior request to extend the deadline to begin the regulatory process to surrender the national charter, and required AIB to begin the regulatory process to surrender the national charter within 30 days from the date of the OCC's denial. Since AIB's application to convert the charter was not approved, and since the OCC did not approve AIB's request for an extension, AIB will file a plan with the OCC that will ultimately result in the surrender of its national bank charter. No assurance can be given that the OCC will approve AIB's plan of voluntary liquidation or that it will not take other adverse regulatory action.

       The Competitive Equality Banking Act of 1987 ("CEBA") places certain restrictions on the operations of AIB and restricts further acquisitions of banks and savings institutions by the Company.

                              Domestic Real Estate

       At December 31, 2004, the Company's domestic real estate assets had a book value of $131,200,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company's largest domestic real estate investment consists of a 90% interest in 8 acres of unimproved land in Washington, D.C., which was acquired in September 2003 and has a book value of $57,600,000 at December 31, 2004. The land is zoned for a minimum of 2,000,000 square feet of commercial office space that the Company intends to develop in phases once acceptable tenants or purchasers are identified. The Company owns a 716-room hotel located on Waikiki Beach in Hawaii that has a book value of $39,400,000 at December 31, 2004. The hotel was fully renovated during 2001 and 2002, and for 2004 had an occupancy rate of approximately 66% and a net average daily room rate of $109.05. The Company secured non-recourse financing for these two projects, which aggregated $42,400,000 as of December 31, 2004.

       The Company owns 30% of the outstanding common stock of HomeFed. In addition, as a result of a 1998 distribution to all of the Company's shareholders, approximately 9.4% and 9.5% of HomeFed is owned by the Company's Chairman and President, respectively. HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. Its current development projects consist of two master-planned communities located in San Diego County,
California: San Elijo Hills, which it purchased from the Company in 2002, and a portion of the larger Otay Ranch planning area. The Company accounts for its investment in HomeFed under the equity method of accounting. At December 31, 2004 its investment had a carrying value of $39,500,000 which is included in investments in associated companies. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

       Certain of the Company's other real estate investments and their respective carrying values as of December 31, 2004 include: approximately 88 acres of land located in Myrtle Beach, South Carolina, which is fully entitled for a large scale mixed-use development of various residential and commercial space ($12,900,000); and an operating shopping center on Long Island, New York that has 60,000 square feet of retail space ($7,100,000).

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


                                Other Operations

Wineries

       The Company owns two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1978, while the Company started Archery Summit in 1993. Since acquisition, the Company's investment in winery operations has grown, principally to fund the acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to three years after grape harvest before the wine can be sold. The Company controls 224 acres of vineyards in the Napa Valley, California and 115 acres of vineyards in the Willamette Valley of Oregon, substantially all of which are owned and producing grapes. The Company believes that its vineyards are located in some of the most highly regarded appellations of the Napa Valley. At December 31, 2004, the Company's combined net investment in these wineries was $58,000,000. During 2004, the wineries sold approximately 63,600 9-liter equivalent cases of wine generating wine revenues of $13,200,000.

       These wineries primarily produce and sell wines in the luxury segment of the premium table wine market; however, approximately 7% of the wineries' wine revenues and 19% of case sales were derived from a wine that is not in the luxury segment and is made from purchased grapes. The Company's wines are primarily sold to distributors, who then sell to retailers and restaurants. The distributors used by the Company also offer premium table wines of other companies that directly compete with the Company's products. As permitted under federal and local regulations, the wineries have also been placing increasing emphasis on sales direct to consumers, which they are able to do through the internet, wine clubs and at the wineries' tasting rooms. During 2004, direct sales to consumers represented 21% of case sales and 41% of wine revenues. Sales of the Company's wines in California and Oregon (excluding direct sales to consumers) amounted to approximately 11% of 2004 wine revenues.

       The luxury segment of the wine industry is intensely competitive. The Company's wines compete with small and large producers in the U.S., as well as with imported wines. Demand for wine in the luxury market segment can rise and fall with general economic conditions, and is also significantly affected by available supply. At present, there is a worldwide oversupply of luxury wine which may last for a few years. The demand for the Company's wines is also affected by the ratings given the Company's wines in industry publications. During the past year, ratings for some of the Company's wines have increased or stayed substantially the same while ratings for other varietals have declined. Although future ratings are impossible to predict, the Company would not normally expect that all of its wines would be similarly rated at the same time.

       In the past year wine sales have declined and inventory levels of the Company's wines held by the Company and its distributors have grown, which resulted in the need to hold, or for certain varietals reduce prices. In particular, Pine Ridge has been producing too much Merlot for its historical sales volume, and it expects to reduce future production through re-budding and re-planting activities. The Company's wineries have also been focused on improving wine quality. Wine quality improvements are principally being made by reducing the amount of grape clusters grown on each grapevine (resulting in yield reduction) to further concentrate flavor, and investing in new winemaking equipment. Luxury wines available for sale in any given year are also dependent upon harvest yields of earlier periods, which can fluctuate from harvest to harvest depending on weather patterns, insects and other non-controllable circumstances.

       Certain of the wineries' production, sales and distribution activities are subject to regulation by agencies of both federal and state governments. There is currently a case pending before the U.S. Supreme Court concerning interstate wine shipments that could change the ability of wineries to sell wine directly to consumers in various states. The Company is unable to predict the eventual outcome of this litigation.

MK Resources

       The Company has a 72.1% interest in MK Resources, whose principal subsidiary, Cobre Las Cruces, S.A., a Spanish company, holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. During 2003, a feasibility study for the project was prepared by DMT-Montan Consulting GmbH and Outokumpu Technology Group, which incorporates the requirements of various local regulatory authorities. The feasibility study was reviewed by Pincock, Allen & Holt, an independent engineering company, and includes a proven and probable ore reserve calculation prepared by DMT. Pincock, Allen & Holt made minor adjustments to the ore reserve calculations in connection with its review. Including these adjustments, proven and probable reserves are approximately 16 million metric tons of copper ore at an average grade of 6.62% copper. As of December 31, 2004, the carrying value of the Company's investment in mining properties, plant and mine development was $85,400,000 substantially all of which related to Cobre Las Cruces.

       Based on the study, the capital costs to build the project are estimated at 281 million euros ($372,000,000 at exchange rates in effect on March 4, 2005), including working capital, land purchases, and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction, cost overruns and other financing costs. Cash operating costs per pound of copper produced are expected to average 0.33 euros per pound ($.44 per pound) of copper produced. The project's capital and operating costs will be paid for in euros, while copper revenues during the life of the mine will be based on the U.S. dollar. The appreciation of the euro against the U.S. dollar during the past few years has significantly increased the U.S. dollar cost to build the project; however, the price of copper in U.S. dollars has also increased significantly, which would offset the increase in capital costs. However, there can be no assurance that the relationship between the U.S. dollar price of copper and the euro will stay the same in the future.

       Development of the Las Cruces project is subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. Environmental approval of the project has been obtained from the Spanish and Andalusian government agencies. The mining concession was received during 2003, and the four principal water permits that are required were received during 2003 and 2004. The approvals, permits and concessions that have been received to date are significant to the successful development of the project; however, additional licenses and permits will have to be obtained. Cobre Las Cruces has filed applications with the appropriate regulatory authorities seeking approval for certain of these matters, while others cannot be filed until additional engineering work or other steps are completed. Cobre Las Cruces has also been granted government subsidies of 47.5 million euros ($62,900,000); however, the grants require it to make certain capital expenditures by March 27, 2005, a deadline that it will not be able to meet principally because of delays in obtaining permits. Cobre Las Cruces has filed a request to further extend the deadline, but has been informed that the government will not act on the extension request prior to the current expiration. Although MK Resources believes that the extension will be granted, no assurance can be given that an extension will actually be received. A loss of the subsidies would adversely impact the economic viability of the project.

       To date, the Company has been the sole source of funding for the Las Cruces project. The amount of equity capital and third party financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential investors and lenders of the current and expected future market price of copper, as well as current market conditions for this type of investment. MK Resources has not yet determined whether the debt financing for the project will be denominated in euros or dollars or some combination of both. During 2004, MK Resources was unsuccessful in raising equity capital for the project, due to unfavorable market conditions at the time. Assuming required permits and financing are obtained in a timely manner, MK Resources anticipates that final design will begin in 2005, followed by construction and mine development thereafter, with copper production to begin during 2007. Although MK Resources believes the necessary permitting and financing will be obtained, no assurances can be given that MK Resources will be successful, or if successful, when permitting and financing will be obtained. Further, there may be other political and economic circumstances that could prevent or delay development of Las Cruces.


                                Other Investments

       In 2004, the Company invested $75,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. Under GAAP, INTL is considered a variable interest entity and the Company is the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. INTL plans to sell additional membership interests in the future, which if accomplished could result in the Company no longer accounting for INTL as a consolidated subsidiary. The Company can generally withdraw its capital account interest upon 90 days notice, subject to the manager's ability to liquidate security positions in an orderly manner. At December 31, 2004, INTL had total assets of $79,600,000, which are reflected as investments in the Company's consolidated balance sheet, and its liabilities were not material. For the year ended December 31, 2004, the Company recorded $2,200,000 of pre-tax income relating to INTL. The Company has included INTL in its Corporate segment.

       In December 2003, the Company purchased all of the debt obligations under the senior secured credit facility of ATX Communications, Inc. and certain of its affiliates (collectively "ATX") for $25,000,000, and also entered into an amendment to the facility pursuant to which the Company agreed to refrain from exercising certain of its rights under the facility, subject to certain conditions. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the U.S. For the year ended December 31, 2004, ATX reported total revenues of approximately $251,000,000.

       As contemplated at the time of the Company's purchase, in January 2004, ATX commenced a voluntary Chapter 11 case in order to reorganize its financial affairs. During 2004, the Company provided debtor-in-possession financing to ATX of $5,000,000. This financing is secured by liens on substantially all of ATX's assets, and is expected to be repaid upon ATX's emergence from bankruptcy. In January 2005, ATX filed its First Amended Joint Plan of Reorganization (the "Plan") and related disclosure statement. The Plan was filed after agreements were reached with major stakeholders and/or the representatives of major stakeholders in the bankruptcy case. The Plan contemplates that the Company will convert its current investment in the ATX credit facility into 95% of the new common stock of the reorganized ATX and a new $25,000,000 senior secured note which bears interest at 10%. In addition, the Company will provide up to $25,000,000 of exit financing to ATX to fund bankruptcy related payments and working capital requirements, which includes the repayment of the Company's $5,000,000 debtor-in-possession financing. The Plan is subject to the approval of the bankruptcy court and creditors. Assuming that ATX is reorganized as contemplated in the Plan, the Company will consolidate ATX as of the date the Plan becomes effective.

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

       At December 31, 2004, the book value of the Company's 19% equity interest in Olympus was $124,400,000. Olympus was formed in 2001 to take advantage of the lack of capacity and favorable pricing in the reinsurance market. It has entered into a quota share reinsurance agreement with Folksamerica Reinsurance Company, an affiliate of White Mountains Insurance Group, Ltd. ("WMIG"), and has also entered into reinsurance transactions with other parties. When the market opportunity to underwrite reinsurance business on favorable terms recedes, the by-laws of Olympus include mechanisms to return its capital to its investors, subject to Bermuda insurance regulations and other laws restricting the return of capital. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $9,700,000, $40,400,000 and $24,100,000, respectively, of pre-tax income from this investment under the equity method of accounting. During 2004, Olympus' results, and accordingly, the Company's equity in Olympus' earnings, were adversely affected by property damage claims caused by severe hurricanes.

       At December 31, 2004, the book value of the Company's equity investment in JPOF II, a registered broker-dealer, was $116,200,000. JPOF II is managed by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $16,200,000, $14,800,000 and $15,200,000, respectively, of pre-tax income from this investment under the equity method of accounting, all of which was distributed to the Company shortly after the end of each year.

       In December 2001, the Company invested $50,000,000 in EagleRock, a limited partnership that invests and trades in securities and other investment vehicles. At December 31, 2004, the book value of the Company's equity investment in EagleRock was $121,100,000. Pre-tax results of $29,400,000, $49,900,000 and $(4,500,000) for the years ended December 31, 2004, 2003 and
2002, respectively, were recorded from this investment under the equity method of accounting. During 2004, EagleRock distributed $3,700,000 to the Company.

       The Company owns 375,000 common shares that represent approximately 3.5% of WMIG. WMIG is a publicly traded, Bermuda domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. At December 31, 2004, the Company's investment had a market value of $242,300,000.

       The Company owns approximately 36% of the common stock of Light & Power Holdings Ltd., the parent company of The Barbados Light and Power Company Limited, the primary generator and distributor of electricity in Barbados. At December 31, 2004, the Company's investment of $12,100,000 was accounted for on the cost method of accounting, due to currency exchange restrictions and stock transfer restrictions.

       The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at March 4, 2005 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934): FINOVA (25%), HomeFed (30%), International Assets Holding Corporation (16.5%), Jordan Industries, Inc. ("JII") (10.1%), and ParkerVision, Inc. (6.2%). The Company also owns 20.3% of JII's Senior Subordinated Discount Debentures due 2009 ($19,300,000 aggregate principal amount, for which the Company paid $9,100,000) and 22.8% of JII Holdings Senior Secured Notes due 2007 ($39,500,000 aggregate principal amount, for which the Company paid $36,500,000).

       From 1982 through the fourth quarter of 2002, a subsidiary of the Company has had a partnership interest in The Jordan Company LLC and Jordan/Zalaznick Capital Company, entities that specialized in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. These equity investments include JII, JZ Equity Partners PLC (a British company traded on the London Stock Exchange in which the Company holds a 6.5% equity interest), and a total of 24 other companies. At December 31, 2004, these investments are carried in the Company's consolidated financial statements at $108,900,000, of which $81,800,000 relates to public companies carried at market value. The Jordan-related partnerships were terminated at the end of 2002.

       For further information about the Company's business, including the Company's investments, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and Notes to Consolidated Financial Statements.

Item 2.  Properties.
------   ----------

       The WilTel network and its component assets are the principal properties that WilTel operates and are described in Item 1 herein. WilTel purchased or leased various rights of way to install its network; the majority of its rights of way agreements extend through at least 2018. WilTel owns or leases office space and points of presence sites (point of presence are locations where WilTel has transmission, routing and switching equipment) in approximately 120 U.S. cities and towns. These facilities primarily range in size from 2,000 square feet to 750,000 square feet and total approximately 3,700,000 square feet, including WilTel's 750,000 square foot headquarters building located in Tulsa, Oklahoma, which it owns.

       Through its various subsidiaries, the Company owns and utilizes office space in Salt Lake City, Utah for corporate and banking and lending activities (totaling approximately 80,200 square feet). Subsidiaries of the Company own facilities primarily used for manufacturing located in Georgia and Genk, Belgium (totaling approximately 410,300 square feet) and facilities and land in California and Oregon used for winery operations (totaling approximately 123,300 square feet and 396 acres, respectively).

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

       Not applicable.

Item 10.  Executive Officers of the Registrant.
-------   ------------------------------------

       All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of March 4, 2005, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


Name                                Age              Position with Leucadia         Office Held Since
----                                ---              ----------------------         -----------------

Ian M. Cumming                       64              Chairman of the Board          June 1978
Joseph S. Steinberg                  61              President                      January 1979
Thomas E. Mara                       59              Executive Vice President       May 1980;
                                                        and Treasurer                  January 1993
Joseph A. Orlando                    49              Vice President and             January 1994;
                                                        Chief Financial Officer        April 1996
Barbara L. Lowenthal                 50              Vice President and             April 1996
                                                        Comptroller
H.E. Scruggs                         47              Vice President                 August 2002


       Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978 and as Chairman of the Board of FINOVA since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed since May 1999.

       Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of JII since June 1988, HomeFed since August 1998 (Chairman since December 1999), FINOVA since August 2001 and WMIG since June 2001.

       Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. In addition, he has served as a director of MK Resources since February 2000 and President of MK Resources since March 2004 and as a director of FINOVA since September 2002 and Chief Executive Officer of FINOVA since September 2002.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities.
------   ----------------------------------------------------------------------

       The common shares of the Company are traded on the NYSE and Pacific Exchange, Inc. under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.

                                                                                  Common Share
                                                                                  ------------
                                                                           High                     Low
                                                                           ----                     ---

         2003
         ----
         First Quarter                                                    $ 25.73                 $ 21.73
         Second Quarter                                                     26.29                   23.86
         Third Quarter                                                      26.27                   24.22
         Fourth Quarter                                                     30.79                   25.19

         2004
         ----
         First Quarter                                                    $ 35.97                 $ 30.69
         Second Quarter                                                     37.74                   30.03
         Third Quarter                                                      37.78                   32.23
         Fourth Quarter                                                     47.00                   37.50


         2005
         ----
         First Quarter (through March 4, 2005)                            $ 46.65                 $ 32.40


       As of March 4, 2005, there were approximately 2,800 record holders of the common shares.

       The Company paid cash dividends of $0.25 per common share in 2004 and $.167 per common share in 2003. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

       Certain subsidiaries of the Company have significant net operating loss carryforwards ("NOLs") and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the Company's tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2024,
(b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

Item 6.  Selected Financial Data.
------   -----------------------

       The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Amounts have been adjusted to give retroactive effect to the Stock Split.



                                                                                   Year Ended December 31,
                                                            ------------------------------------------------------------------
                                                              2004           2003          2002           2001            2000
                                                              ----           ----          ----           ----            ----
                                                                          (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)                              $ 2,262,111   $  548,971     $ 235,157     $  369,553      $   489,566
Expenses                                                     2,206,826      580,724       274,301        297,478          288,413
Income (loss) from continuing operations before income
  taxes, minority expense of trust preferred securities
  and equity in income (losses) of associated companies         55,285      (31,753)      (39,144)        72,075          201,153
Income from continuing operations before minority
  expense of trust preferred securities and equity in
  income (losses) of associated companies (c)                   75,447       11,689       104,931         83,799          133,019
Minority expense of trust preferred securities, net of
  taxes                                                          --          (2,761)       (5,521)        (5,521)          (5,521)
Equity in income (losses) of associated companies, net
  of taxes                                                      76,479       76,947        54,712        (15,974)          19,040
Income from continuing operations                              151,956       85,875       154,122         62,304          146,538
Income (loss) from discontinued operations, including
  gain (loss) on disposal, net of taxes                         (6,456)      11,179         7,501        (70,223)         (30,530)
Cumulative effect of a change in accounting principle            --             --            --             411              --
    Net income (loss)                                          145,500       97,054       161,623         (7,508)         116,008

Per share:
  Basic earnings (loss) per common share:
   Income from continuing operations                             $1.42        $ .94         $1.85          $ .75            $1.76
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                             (.06)         .12           .09           (.85)            (.37)
   Cumulative effect of a change in accounting principle           --          --            --              .01              --
                                                                 -----        -----         -----          -----            -----
     Net income (loss)                                           $1.36        $1.06         $1.94          $(.09)           $1.39
                                                                 =====        =====         =====          =====            =====

  Diluted earnings (loss) per common share:
   Income from continuing operations                             $1.40        $ .93         $1.83          $ .75            $1.76
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                             (.06)         .12           .09           (.85)            (.37)
   Cumulative effect of a change in accounting principle           --           --            --             .01              --
                                                                 -----        ------        -----          -----            -----
     Net income (loss)                                           $1.34        $1.05         $1.92          $(.09)           $1.39
                                                                 =====        =====         =====          =====            =====



                                                                                       At December 31,
                                                      ---------------------------------------------------------------------------
                                                              2004           2003          2002           2001            2000
                                                              ----           ----          ----           ----            ----
                                                                          (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA: (a)
  Cash and investments                                $ 2,320,052    $ 1,602,495     $  1,043,471        $ 1,080,271   $   998,892
  Total assets                                          4,800,403      4,397,164        2,541,778          2,469,087     2,417,783
  Debt, including current maturities                    1,551,741      1,178,834          233,073            252,279       190,486
  Customer banking deposits                                24,591        145,532          392,904            476,495       526,172
  Shareholders' equity                                  2,258,653      2,134,161        1,534,525          1,195,453     1,204,241
  Book value per common share                              $20.99         $20.09           $17.16             $14.41        $14.52
  Cash dividends per common share                          $  .25         $  .17           $  .17             $  .17        $  .17

(a) WilTel is reflected as a consolidated subsidiary as of November 6, 2003, the date the Company acquired the balance of the WilTel shares it did not previously own in exchange for the issuance of 16,734,690 common shares of the Company. In 2002, the Company acquired 47.4% of WilTel for $353,900,000 in cash, including expenses, which was accounted for by the Company under the equity method of accounting. The Company's share of WilTel's losses prior to November 6, 2003 is included in the caption equity in income (losses) of associated companies ($52,087,000 for 2003 and $13,374,000 for 2002). Symphony is reflected as a consolidated subsidiary since its acquisition in September 2003. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

(b) Includes net securities gains (losses) of $142,936,000, $9,953,000, $(37,066,000), $28,450,000 and $124,964,000 for the years ended December
     31, 2004, 2003, 2002, 2001 and 2000, respectively.

(c) As a result of the favorable resolution of various state and federal income tax contingencies, the income tax provision reflects a benefit of approximately $27,300,000 for 2004, $24,400,000 for 2003, $120,000,000 for
     2002 and $36,200,000 for 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------   -----------------------------------------------------------------------

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

       As of December 31, 2004, the Parent's readily available cash, cash equivalents and marketable securities, excluding amounts held by its regulated subsidiary and non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,756,600,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,087,800,000 (61.9%), the equity investment in WMIG of $242,300,000 (13.8%) (which can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement), and other publicly traded debt and equity securities aggregating $426,500,000 (24.3%). The investment income realized from these investments is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

       The Parent's only long-term cash requirement is to make principal payments on its long-term debt ($964,000,000 outstanding as of December 31, 2004), of which $40,800,000 is due before 2013, $475,000,000 is due in 2013,
$350,000,000 is due in 2014 and $98,200,000 is due in 2027. Historically, the
Parent has used its available liquidity to make acquisitions of new businesses and other investments, but the timing of any future investments and the cost can not be predicted. Should the Company require additional liquidity for an investment or any other purpose, the Parent also has an unsecured bank credit facility of $110,000,000 that matures in 2007 and bears interest based on the Eurocurrency Rate or the prime rate. No amounts are currently outstanding under the bank credit facility. In addition, based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. During 2004, Moody's Investors Services and Standard & Poor's each downgraded the Parent's debt obligations, and in early 2005, the Parent was also downgraded by Fitch Ratings. The Parent's senior debt obligations are rated two levels below investment grade by Moody's Investors Services and Standard & Poor's, and one level below investment grade by Fitch Ratings. Ratings issued by bond rating agencies are subject to change at any time.

       In April 2004, the Parent sold $100,000,000 principal amount of its 7% Senior Notes due 2013 in a private placement transaction at 102.191% of the principal amount. The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Parent completed a registered exchange offer pursuant to which each holder of the privately placed senior notes exchanged those notes for publicly registered notes.

       Also in April 2004, the Parent sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 in a private placement transaction. The notes are convertible into the Parent's common shares at $45.93 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 21.7707 shares per each $1,000 principal amount of notes, subject to adjustment (an aggregate of 7,619,745 shares). The net cash proceeds from the sale of the notes are being used for general corporate purposes. The Parent has a currently effective shelf registration statement in respect of the notes and the common shares issuable upon conversion of the notes.

       In January 2004, the Company exercised an option to sell two of its older corporate aircraft for total proceeds of $38,800,000. The option was received in connection with the purchase of two new corporate aircraft during 2003. The Company completed the sales in July 2004, and reported a pre-tax gain of $11,300,000.

       In 2004, the Company invested $75,000,000 in INTL, a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. Under GAAP, INTL is considered a variable interest entity and the Company is the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. INTL plans to sell additional membership interests in the future, which if accomplished could result in the Company no longer accounting for INTL as a consolidated subsidiary. The creditors of INTL have recourse only to the assets of INTL and do not have recourse to any other assets of the Company. The Company can generally withdraw its capital account interest upon 90 days notice, subject to the manager's ability to liquidate security positions in an orderly manner. At December 31, 2004, all of INTL's assets were classified as investments and its liabilities were not material.

       WilTel became a member of the Company's consolidated federal income tax return as of November 6, 2003. WilTel joined the Company's tax return with significant NOLs, substantially all of which are only available to reduce the federal taxable income of WilTel and its subsidiaries, and has substantial other tax attributes and generates substantial deductions (primarily depreciation deductions), some of which are also available to offset the federal taxable income of the Company and its other subsidiaries. Although the amount of these deductions that can be used to offset the federal taxable income of other members of the Company's consolidated tax group is dependent upon a number of factors, including the future taxable income of WilTel and its subsidiaries, the Company does not expect it will have material federal income tax liabilities for the foreseeable future. For more information about WilTel's NOLs and tax attributes, see Note 15 of Notes to Consolidated Financial Statements included in this Report.

       The amount and availability of the Company's NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

       As of March 4, 2005, the Company is authorized to repurchase 3,733,148 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. Except in connection with employees using common shares to pay the exercise price of employee stock options, the Company has not repurchased any common shares during the three year period ended December 31, 2004.

       At December 31, 2004, no amounts were available to the Parent as dividends from its regulated subsidiary without regulatory approval. Cash and investments aggregating $241,000,000 are held by non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends. For more information concerning the long-term debt of the Company and its subsidiaries, see Note 11 of Notes to Consolidated Financial Statements.

Consolidated Liquidity

       In 2004, net cash was provided by operating activities, principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures, the refund of excess federal income tax payments and an increase in accounts payable due to the timing of payments. In 2003, net cash was used for operating activities, principally due to corporate overhead expenses, reduced investment income, an increase in the investment in the trading portfolio and a $10,000,000 contribution to the Company's defined benefit pension plan. In 2002, net cash was provided by operating activities, principally as a result of a reduction to the Company's investment in the trading portfolio.

       At December 31, 2004, WilTel had aggregate cash and investments of $239,700,000 available for use in its operating, investing and financing activities. Substantially all of WilTel's assets have been pledged to secure its outstanding long-term debt, principally to secure its obligations under its credit agreement ($359,400,000 outstanding as of December 31, 2004) and its mortgage debt ($60,300,000 outstanding at December 31, 2004).

        In conjunction with a pricing agreement for certain voice services, in January 2004, SBC paid WilTel $25,000,000 for pre-funding of certain capital expenditures. The amount is reflected as a liability on the December 31, 2004 consolidated balance sheet. During 2004, WilTel expended all of these funds for the equipment specified in the pricing agreement. The agreement required that WilTel return the funds to SBC if, prior to January 31, 2005, WilTel and SBC entered into an agreement for voice transport pricing through December 31, 2006. Since such an agreement was not entered into, during the first quarter of 2005 WilTel will recognize the full amount as other income.

       In September 2004, WilTel refinanced its existing $375,000,000 credit agreement debt by entering into an amended credit agreement consisting of a $240,000,000 first lien term loan facility, a $120,000,000 second lien term loan facility and a $25,000,000 revolving credit facility (which it can no longer draw upon, as discussed below). WilTel also used $90,000,000 of its cash and investments to repay in full one of the two mortgage notes that was secured by its headquarters building ($54,600,000 including accrued interest), reduce the amount outstanding under its credit agreement ($15,000,000), reduce the amount outstanding under the other note that is secured by its headquarters building ($13,300,000) and pay expenses. The amended credit agreement has not been guaranteed by the Company and is not secured by any of the Company's assets other than the assets of WilTel.

       The first lien term loan facility requires quarterly principal payments of approximately $632,000 commencing December 31, 2004 through June 30, 2009, and quarterly principal payments of $57,000,000 thereafter until final maturity on June 30, 2010. The second lien term loan facility matures on December 31, 2010. However, if WilTel does not refinance its obligations under its outstanding mortgage debt prior to October 1, 2009, then the first lien term loan facility will mature on October 1, 2009, and if such mortgage debt is not refinanced by January 1, 2010, then the second lien term loan facility will mature on January 1, 2010. Loans under the credit agreement bear interest at a variable rate based upon either the prime rate or LIBOR, at WilTel's option, plus a specified margin for each loan. WilTel's obligations under its amended credit agreement are secured by substantially all of its assets other than those assets securing its headquarters building, for which the amended credit agreement lenders have a second priority lien, and its aircraft capital leases.

       Pursuant to the terms of WilTel's amended credit agreement, SBC's announcement to migrate its IP-based and long distance services to the AT&T network is considered an event which could reasonably be expected to have a "material adverse effect" as defined in the facility, and as a result WilTel can no longer access its $25,000,000 revolving credit facility. WilTel does not anticipate needing the $25,000,000 revolving credit facility to meet its present requirements. The announcement does not have any impact on the $360,000,000 of term loans under WilTel's credit agreement. However, the credit agreement provides for an event of default if there is any amendment, supplement, modification or termination of any WilTel contract or agreement that has had or could reasonably be expected to result in a material adverse effect on WilTel (as defined in the credit agreement). As mentioned above, WilTel is currently engaged in negotiations with SBC with respect to a transition pricing agreement and other matters which, if successfully concluded, may or may not be deemed an event of default under the WilTel credit agreement. WilTel intends to enter into discussions with its lenders before entering into any new definitive agreement with SBC.

       WilTel's mortgage debt (which is non-recourse to the Company), has an interest rate of 7% and requires annual principal payments escalating from approximately $700,000 in 2005 to approximately $1,000,000 in 2009; a final payment of approximately $56,000,000 is due at maturity in April 2010.

       The WilTel amended credit agreement contains covenants which require WilTel to meet certain operating targets, which it currently meets, and restrictions which limit WilTel's ability to incur additional indebtedness, spend funds on capital expenditures and make certain investments. The agreement also prohibits WilTel from paying dividends to the Company. The Company currently expects that WilTel will be able to meet the operating targets required by its credit agreement through 2006; however, compliance with the operating targets thereafter is uncertain because of SBC's announced intention to migrate its traffic to AT&T's network.

       While WilTel has no material contractual commitments for capital expenditures, it may spend significant amounts each year, principally for network expansion, maintenance and product upgrades. In addition, WilTel may also incur additional capital expenditures upon the acquisition of new customers or when providing new products to existing customers. WilTel uses its available cash resources and operating profits to fund its capital expenditure needs. During 2004, WilTel spent approximately $73,200,000 for capital expenditures, including amounts that were pre-funded by SBC and that will be retained by WilTel.

       WilTel is a party to various legal actions and claims, and has reserved $21,500,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity. During 2004, WilTel settled litigation for a cash payment of $5,000,000; the $18,500,000 excess of the reserved amount over the amount paid was recognized as other income.

       As mentioned above, in February 2005 the Company's manufacturing division acquired the assets of NSW for approximately $28,000,000, thereby increasing its mix of products and customer base. The funds for the acquisition were provided from the Company's readily available cash resources.

       The Company's consolidated banking and lending operations had outstanding loans (net of unearned finance charges) of $4,300,000 and $205,500,000 at December 31, 2004 and 2003, respectively. These loans were primarily funded by deposits generated by the Company's deposit-taking facilities and by brokers, which totaled $24,600,000 and $145,500,000 at December 31, 2004 and 2003,
respectively. The cash flows generated from the collections on and sales of its loan portfolios have been used to retire these deposits as they matured. During 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios for aggregate cash proceeds of $149,000,000, and sold certain loan portfolios that had been substantially written-off for aggregate cash proceeds of $8,100,000. The banking and lending segment is no longer making loans.

       Operating activities at the banking and lending segment are currently concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. In 2004, AIB submitted an application to the state of Utah to convert AIB's current national charter to a Utah state commercial bank charter. However, in January 2005 the state of Utah notified AIB that it was suspending the application to convert AIB's charter until such time as AIB has the operational structure in place that is necessary to begin loan originations. AIB does not intend to make these changes. Since AIB's application to convert the charter was not approved, and since the OCC is requiring AIB to begin the regulatory process to surrender its national charter, AIB will file a plan with the OCC that will ultimately result in the surrender of its national bank charter. No assurance can be given that the OCC will approve AIB's plan of voluntary liquidation or that it will not take other adverse regulatory action.

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

       As shown below, at December 31, 2004, the Company's contractual cash obligations totaled $3,030,611,000.

                                                                    Payments Due by Period (in thousands)
                                                  --------------------------------------------------------------------
                                                                Less than 1
Contractual Cash Obligations                      Total            Year        1-3 Years     4-5 Years    After 5 Years
----------------------------                      -----            ----        ---------     ---------    -------------

Customer banking deposits                      $     24,591      $ 18,472    $   6,095       $      24     $     --
Long-term debt                                    1,530,400        46,896       87,367         143,306      1,252,831
Estimated interest expense on long-term
  debt                                              790,840        95,139      180,700         172,421        342,580
Estimated payments related to derivative
  financial instruments                              31,900         6,315       11,776          10,599          3,210
Planned funding of pension and post-
  retirement obligations                             25,991        22,210          913             904          1,964
Operating leases, net of  sublease
  income                                            537,922        58,821      101,064          78,745        299,292
Asset purchase obligations                            1,857           905          952             --            --
Operations and maintenance obligations               66,944        15,388       19,174           7,674         24,708
Other long-term contractual
  obligations                                        20,166         3,433        6,133           3,400          7,200
                                               ------------      --------   ----------       ---------    -----------

Total Contractual Cash Obligations             $  3,030,611      $267,579    $ 414,174       $ 417,073    $ 1,931,785
                                               ============      ========    =========       =========    ===========

       The estimated interest expense on long-term debt includes estimated interest related to variable rate debt which the Company determined using rates in effect at December 31, 2004. Estimated payments related to a currency swap agreement are based on the currency rate in effect at December 31, 2004. Material contractual obligations that are not included in the table above are the Company's deferred revenue obligations ($213,800,000) and the consolidated pension liability ($83,900,000). Deferred revenue obligations do not require the expenditure of material incremental cash; however, they do require WilTel to maintain its network for the benefit of itself and the other contracting party. Except for expected funding of $21,700,000 in 2005, the pension liability is excluded from the table because the timing of cash payments, if any, cannot be predicted.

Off-Balance Sheet Arrangements

       At December 31, 2004, the Company's off-balance sheet arrangements consist of guarantees and letters of credit aggregating $73,300,000. Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2004, the amount of outstanding bonds was $28,200,000, $27,700,000 of which expires in 2005, $400,000 in 2006 and the remainder in 2009. Subsidiaries of the Company have outstanding letters of credit aggregating $25,100,000 at December 31, 2004, principally to secure various obligations. All of these letters of credit expire during 2005. The Company's remaining guarantee at December 31, 2004 is a $20,000,000 indemnification given to a lender to a certain real estate property. The amount borrowed under this real estate financing is reflected as long-term debt in the Company's consolidated balance sheet.

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

       Income Taxes - The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. Historically, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

       Subsequent to the acquisition of all of the outstanding common stock of WilTel, WilTel became a member of the Company's consolidated tax return. As discussed above, WilTel has significant tax attributes, some of which are available to offset the future taxable income of other members of the Company's consolidated federal income tax return. The Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition (see allocation of the purchase price in Note 3 of Notes to Consolidated Financial Statements). Except as discussed in results of operations below, before the Company can recognize a net deferred tax asset, it will need to demonstrate that on a pro forma combined basis with WilTel it will have had positive cumulative pre-tax income over a period of years. At that time, any decrease to the valuation allowance will be based significantly upon the Company's assumptions and projections of its future income, which are inherently uncertain.

       During each of the last three years, the Company has adjusted its reserve for contingent tax liabilities and reduced income tax expense upon the conclusion of audits by various taxing jurisdictions or upon the expiration of the statute of limitations for the examination of the Company's tax returns. The adjustments have been material, reflecting the inherent difficulty of accurately estimating and accruing for the ultimate resolution of tax contingencies. The Company expects that adjustments to the valuation allowance for deferred income taxes and contingent tax liabilities could be made in the future and, if such adjustments are made, they could be material.

       Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether a long-lived asset (or asset group) is recoverable is based on management's estimate of undiscounted future cash flows attributable to the asset as compared to its carrying value. If the carrying amount of the asset (or asset group) is greater than the undiscounted cash flows, the carrying amount of the asset is considered to be not recoverable. The amount of the impairment recognized would be determined by estimating the fair value for the asset (or asset group) and recording a provision for the excess of the carrying value over the fair value.

       As of December 31, 2004, the carrying amount of the Company's investment in the mineral rights and mining properties of MK Resources was approximately $85,400,000. The recoverability of this asset is entirely dependent upon the success of MK Resource's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. In addition, the actual price of copper, the operating cost of the mine and the capital cost (in U.S. dollars) to build the project and bring the mine into production will affect the recoverability of this asset. The Las Cruces project has been granted government subsidies of 47.5 million euros ($62,900,000); however, the grants require MK Resources to make certain capital expenditures by March 27, 2005, a deadline that it will not be able to meet principally because of delays in obtaining permits. Las Cruces has filed a request to further extend the deadline, but has been informed that the government will not act on the extension request prior to the current expiration.

       To date, the Company has been the sole source of funding for the Las Cruces project. The amount of equity capital and third party financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential investors and lenders of the current and expected future market price of copper, as well as current market conditions for this type of investment. During 2004, MK Resources was unsuccessful in raising equity capital for the project, due to unfavorable market conditions at the time. MK Resources continues to explore financing possibilities. Based on the current status of the project, MK Resource's estimate of future cash flows and its assessment of financing possibilities, the Company believes the carrying amount of its investment is recoverable. However, if the Company is unable to obtain the permits required to begin construction of the mine and commence mining activities, is unable to obtain financing for the project or the capital cost of the project changes significantly, it is likely that this investment will be impaired.

       At December 31, 2004, the carrying amount of the Company's investment in its manufacturing facility located in Belgium was approximately $17,900,000. The Belgium facility, which became operational in the third quarter of 2001, has not yet achieved the level of revenues and profitability originally expected by the Company, primarily due to the segment's loss of a major multi-national customer and insufficient demand from other customers. During 2004, a new general manager was hired at the facility to develop and implement marketing and sales initiatives directed at generating revenue growth. Operating results at the facility improved during 2004 as sales grew significantly compared to 2003 and the business achieved positive cash flow. However, new customer acquisitions must continue in order for the facility to reach profitability. Based on the current business plan, which includes estimates of revenue growth, the Company believes that its investment in the Belgium facility is recoverable. However, if the estimated revenue growth is not achieved, the carrying amount of the facility is likely to be impaired.

       As discussed above, on January 31, 2005, SBC announced that it would buy AT&T Corp., and announced its intention to migrate the services provided by Network to the AT&T network. Since SBC is WilTel's and Network's largest customer, accounting for 70% of Network's 2004 revenues, the Company concluded that the SBC announcement is an event which requires the Company to assess the carrying value of WilTel's long-lived assets for impairment, principally property and equipment. Since the event which gave rise to the impairment review occurred on January 31, 2005, and is not reflective of a condition that existed as of December 31, 2004, the assessment of impairment will be performed as part of the preparation of the Company's financial statements for the first quarter of 2005, and does not effect the carrying amount of the Company's assets as of December 31, 2004. The carrying value of WilTel's property and equipment is approximately $1,054,700,000 at December 31, 2004.

       The Company will have to make numerous assumptions and estimates about the future to prepare its impairment analysis. The process of estimating future cash flows is subjective and inherently inaccurate because precise information about the future is not available, and in this case is exacerbated by the volatility that the telecommunications industry has experienced over the past few years. The economics of WilTel's future relationship with SBC, including its term, is also uncertain, which will be one of the most significant variables in the analysis. WilTel is currently engaged in negotiations with SBC concerning this and other pricing matters. WilTel will also have to make assumptions concerning its ability to retain existing customers, attract new customers, reduce expenses and participate in potential consolidation opportunities as part of the analysis. The Company is not currently able to determine whether the carrying amounts of WilTel's long-lived assets are impaired.

       Acquisition of WilTel - In connection with accounting for the acquisition of WilTel, significant judgments and estimates were made to determine the fair values of certain liabilities, including liabilities for net unfavorable long-term commitments and deferred revenue, many of which required the Company to make assumptions about the future. To determine the fair value of deferred revenue, the Company had to assess transactions having limited activity in the current telecommunications market environment. The Company considered market indicators related to pricing, pricing for comparable transactions, as well as the legal obligation of WilTel to provide future services. The Company also assumed WilTel would continue to perform its contractual obligations through the term of its contracts. Revenue is recognized on these contracts as services are performed, typically on a straight-line basis over the remaining length of the contract. In the future, if WilTel settles these obligations or they are otherwise terminated prior to completion of the performance obligation, the Company would likely recognize a gain equal to the carrying amount of the obligation. At December 31, 2004, the amount reflected in the consolidated balance sheet for deferred revenue was $213,800,000.

       The Company evaluated the fair value of long-term commitments that were either above or below the current market rates for similar transactions, and the fair value of telecommunications capacity commitments that are not required based on WilTel's current operating plans. These commitments primarily consist of real estate leases and international capacity contracts. In order to determine the fair values of these agreements, the Company made significant assumptions concerning future market prices, future capacity utilization, the ability to enter into subleasing arrangements and that the commitments will not be terminated prior to their expiration dates. The accrued liability is amortized on a straight-line basis over the life of the commitments. Results of operations in the future would be impacted by any subsequent adjustment to this liability, which could result from negotiating a termination or reduction of its contractual obligation with contract counter-parties or sublease activity that is different from the Company's original assumptions. At December 31, 2004, the amount reflected in the consolidated balance sheet for unfavorable long-term commitments was $44,900,000.

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

         Accruals for Access Costs - WilTel's access costs primarily include variable charges paid to vendors to originate and/or terminate switched voice traffic, which are based on actual usage at negotiated or regulated contract rates, and fixed charges for leased lines for dedicated facilities. At the end of each reporting period, WilTel's estimated accrual for incurred but not yet billed costs is based on internal usage reports. The accrual is subsequently reconciled to actual invoices as they are received, which is a process that can take several months to complete. This process includes an invoice validation procedure that normally identifies errors and inaccuracies in rate and/or volume components of the invoices resulting in numerous invoice disputes. It is WilTel's policy to adjust the accrual for the probable amount it believes will ultimately be paid on disputed invoices, a determination which requires significant estimation and judgment. Due to the number of different negotiated and regulated rates, constantly changing traffic patterns, uncertainty in the ultimate resolution of disputes, the period of time required to complete the reconciliation and delays in invoicing by access vendors, changes in these estimates should be expected.

       Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. As of December 31, 2004, the Company's consolidated balance sheet includes litigation reserves of $21,500,000, all of which relate to WilTel litigation. Estimating the ultimate outcome of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control. The Company does not believe that any of these matters will have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity. However, if the amounts ultimately paid at the resolution of a litigation matter are significantly different than the Company's recorded reserve amount, the difference could be material to the Company's consolidated results of operations and, with respect to WilTel, settlement amounts are likely to be material to its liquidity.


Results of Operations

Telecommunications

       The following table reconciles WilTel's segment profit from operations to income (loss) from continuing operations before income taxes for the year ended December 31, 2004 and for the period from November 6, 2003 (when WilTel became a consolidated subsidiary) through December 31, 2003. Prior to November 6, 2003, the Company accounted for its 47.4% share of WilTel's results under the equity method of accounting. Audited financial statements of WilTel for the period from January 1, 2003 to November 5, 2003 are filed as financial statement schedules to this Report. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.


                                                   For the year                              November 6, 2003
                                             ended December 31, 2004                     through December 31, 2003
                                    ----------------------------------------      ---------------------------------------

                                      Network         Vyvx       Total WilTel      Network         Vyvx       Total WilTel
                                      -------         ----       ------------      -------         ----       ------------
                                                                       (In thousands)

Operating revenues (1)              $ 1,462,400     $ 120,500    $  1,582,900    $ 211,300       $  20,600      $231,900
                                    ===========     =========    ============    =========       =========      ========
Segment profit from
   operations                       $   117,800     $  30,300    $    148,100    $  13,300       $   4,100      $ 17,400
Depreciation and
   amortization expense                (197,400)       (9,100)       (206,500)     (37,200)         (2,000)      (39,200)
Interest expense, net of
   investment income (2)                (26,000)       (2,100)        (28,100)      (4,000)           (100)       (4,100)
Other non-operating
   income, net (2)                       27,200         2,700          29,900        1,800             500         2,300
                                    -----------     ---------    ------------    ---------       ---------      --------

Pre-tax income (loss)               $   (78,400)    $  21,800    $    (56,600)   $ (26,100)      $   2,500      $(23,600)
                                    ===========     =========    ============    =========       =========      ========


(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $18,400,000 and $4,300,000, respectively, for 2004 and for the 2003 period.
(2) If items in these categories can not be directly attributed to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

       Network's revenues include services provided to SBC of $1,032,800,000 and $141,700,000 for the 2004 and 2003 periods, respectively, representing approximately 70% and 66%, respectively, of Network's operating revenues. Network's revenues from SBC have continued to grow throughout 2003 and 2004, principally related to voice products, for which SBC and WilTel have agreed to use a fixed price through April 1, 2005. The growth in voice revenue resulted from, in part, SBC's continued growth in long distance services in various states, including California, Michigan, Indiana, Ohio, Illinois and Wisconsin. Revenues attributable to other RBOCs were approximately 6% and 5% of Network's operating revenues for the 2004 and 2003 periods, respectively. Revenues and gross margins for non-SBC related business continue to reflect the excess telecommunications capacity in the marketplace, which has resulted in lower prices for WilTel and others in the industry, and created a very competitive environment for acquiring new business. In 2004, WilTel's Network segment began to sell into the enterprise business market, although revenues have not been material to date.

       As discussed above, SBC's announcement to migrate its business from Network to the AT&T network is expected to have a significant impact on WilTel's future revenues and profitability. SBC indicated that it expects to close its acquisition of AT&T in the first half of 2006. WilTel expects it will take anywhere from two to three years from now for SBC to migrate all of its traffic off of WilTel's network, and anticipates that it will continue to provide some level of service to SBC into 2007. WilTel expects it will evaluate and implement cost reduction strategies, investigate sales of assets and minimize capital expenditure outlays to help offset the loss of SBC's business. However, given the current economic condition of the telecommunications industry as a whole, where telecommunications capacity far exceeds actual demand and the marketplace is characterized by fierce price competition, and the limited growth of non-SBC business over the past few years, WilTel does not believe it will be able to fully replace the revenues and profits generated by the SBC agreements in the near future, if ever.

       Network's cost of sales has increased in line with revenue growth throughout 2003 and 2004, and is comprised of variable charges paid to access vendors to originate and/or terminate switched voice traffic, and fixed charges for leased facilities and local off-net costs. The price Network pays for these services has been declining, generally in line with declines experienced by Network in its pricing of its own services to customers. Network's gross margin percentage has been adversely affected by a larger mix of voice transport business, principally resulting from SBC's growth, which has a lower gross margin as compared to some of Network's other products and services. In addition, Network cost of sales in 2004 includes a charge of $3,500,000 for international voice access costs, for which no revenue was recognized. WilTel entered into a commitment for these access costs in order to provide services for a specific customer; however, the customer defaulted under its contract, and WilTel accrued the remaining amount of the commitment, but does not expect to be able to recover from its customer.

       Network's salaries were $121,000,000 and $16,300,000 for the 2004 and 2003 periods, respectively, and selling, general and other expenses were $155,500,000 and $24,000,000 for the 2004 and 2003 periods, respectively.
Selling, general and other expenses in 2004 include a reduction of $4,100,000 to the provision for doubtful accounts, principally due to the collection of previously reserved accounts receivable which had been in dispute. The provision for doubtful accounts also includes a charge of $2,700,000 to fully reserve for another customer's accounts receivable which is not expected to be collected. Selling, general and other expenses in 2004 include $5,000,000 for estimated repair costs for WilTel's headquarters building. The need for repair work arose after the building was damaged in a severe storm. While insurance recovery is deemed probable for some repairs to the building, the accrual relates to repairs for which insurance recovery is not assured, as they are necessitated by underlying design flaws in the building. WilTel will seek to obtain reimbursement from the responsible parties; however, no recovery has been accrued. Network's salaries expense and selling, general and other expenses for 2004 reflect lower headcount, higher costs of performance-based compensation, greater personnel retention costs and greater vendor contract maintenance costs for the network.

       Vyvx operating revenues were $120,500,000 and $20,600,000 for the 2004 and 2003 periods, respectively. Revenues in 2004 were slightly lower due in part to fewer hockey game broadcasts due to the National Hockey League labor dispute and customers switching to lower cost Vyvx products. Although the lower priced products result in less revenue, the costs to provide these products and related selling, general and other expenses is also lower, which results in increased segment profits. Approximately 62% of Vyvx's 2004 operating revenue was derived from its top 10 customers. Fox and its parent company, The News Corporation Limited, through their various news, sports and entertainment businesses, accounted for approximately 18% of Vyvx's 2004 revenues and TimeWarner, Inc. accounted for 16% of Vyvx's 2004 revenues. These percentages were not significantly different during the 2003 period. Approximately 65% of Vyvx's 2004 revenues are from the sale of fiber optic and satellite video transport services and the remaining 35% of revenues are from the sale of advertising distribution services.

       Vyvx cost of sales reflects the level of revenue and is comprised primarily of amounts billed by Network to Vyvx for transporting content over the WilTel network, costs paid to other providers for local access and other off-net services, transponder expenses and freight and overnight delivery costs. The Company's consolidated statement of operations includes Vyvx salaries expense of $18,600,000 and $3,000,000, respectively, and selling, general and other expenses of $15,900,000 and $3,700,000, respectively, for the 2004 and 2003 periods.

       For 2004, WilTel's other non-operating income includes income of $18,500,000 related to the settlement of litigation for less than amounts reserved, income of $6,000,000 related to the sale of an equity security which had a zero book value, gains of $3,500,000 related to cash and securities received in excess of the book value of secured claims in customers' bankruptcies, and income of $2,300,000 related to the reversal of excess reserves for long-term commitments.

Healthcare Services

       Pre-tax income (loss) of the healthcare services segment was $5,100,000 for the year ended December 31, 2004 and $(2,300,000) for the four month period from acquisition through December 31, 2003. For the 2004 and 2003 periods, healthcare services revenues were $257,300,000 and $71,000,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, were $216,300,000 and $61,300,000, respectively.

       Since its acquisition in September 2003, Symphony has been focused on profitably growing its business and, because of the nature of its business, attracting and hiring skilled professionals to provide its services. The ability of Symphony to continue to grow its business depends heavily upon its ability to attract, develop and retain qualified therapists. There is a current shortage of qualified therapists industry-wide, and Symphony has open positions to provide service to new customers, provide additional service offerings for existing customers and through normal employee turnover. The tight labor market causes Symphony and others in its industry to hire, at times, independent contractors to perform required services, which may increase costs and reduce margins, and can also result in lost revenue opportunities.

       During 2004, Symphony performed an evaluation of its customer base, in order to identify those customers and markets where Symphony can deliver the highest level of service and that should be the focus of customer retention efforts, as well as identifying those customers that should be terminated. In addition, Symphony has restructured its corporate management and field operations organization, resulting in a more efficient organization with reduced costs. Symphony is also seeking to grow its profitable businesses, which includes expanding its service offerings to existing customers. Symphony may look for strategic acquisitions to increase its customer base and pool of professional service providers; however, no assurance can be given that it will be successful in those efforts.

       Legislative caps on Part B Medicare therapy, which negatively impacted Symphony's revenues in 2003, have been removed for 2004 and 2005, and the fee schedule for such services has also been increased by 1.5%. As a result, Symphony's average quarterly 2004 revenues for these therapy services increased by approximately 44% as compared to the fourth quarter of 2003, comparing only those locations that were operating during all periods. Symphony also added new customers during 2004; however, certain low margin and non-profitable accounts were cancelled, resulting in a slight decrease in total locations serviced. During 2004, one customer accounted for approximately 16% of Symphony's revenues. Symphony's margins for 2004 also reflect higher hourly wages and benefits paid to attract and retain its therapists, and increased costs to hire independent contractors as a result of hiring needs for both full-time and part-time professionals. In order to maintain and improve margins in the challenging labor market in which Symphony operates, Symphony is focused on obtaining sufficient pricing for new and renewal business, as well as cost effective employee retention programs. Pre-tax results for 2004 also reflect approximately $3,300,000 from the collection of receivables in excess of their carrying amounts, a decrease in estimated liabilities for employee health insurance costs and other third party claims of approximately $1,700,000, and a gain of $1,000,000 from the sale of certain property. In addition, pre-tax results for 2004 reflect approximately $3,900,000 of costs, principally severance for Symphony's former chief executive officer and others due to reorganizing and consolidating certain field operations and closing offices.

       The moratorium on legislative caps for Part B Medicare therapy is scheduled to expire on December 31, 2005. While there is some congressional support for an extension of the moratorium, there is also concern regarding the cost of an extension. Symphony is unable to predict what the ultimate outcome will be; however, any re-introduction of the legislative caps or other methodology that reduces fees for Part B Medicare therapy could significantly reduce Symphony's revenues.

Manufacturing

       Pre-tax income for the manufacturing segment was $7,900,000, $4,400,000 and $3,100,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Manufacturing revenues were $64,100,000, $53,300,000 and $50,700,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues increased by 20% in 2004 and by 5% in 2003, while they declined by 5% in 2002 as compared to the prior year.

       Manufacturing revenues in 2004 increased in substantially all of the division's markets. The Company believes that these increases result from a variety of factors including an improved economy, new product development and the acquisition in the first quarter of 2004 of customer receivables and inventory of a competitor that was exiting certain markets. Although raw material costs increased significantly in 2004, the division increased selling prices in most markets, that along with increased sales and production volumes enabled it to maintain its gross profit margins. The primary raw material in the division's products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to increase and decrease with the price of oil. There is relatively little direct labor or other raw material costs in the division's products. In addition to managing resin purchases, the division also has initiatives to reduce and/or reuse scrap thereby increasing raw material utilization.

       As a result, the division's gross profit and gross profit margins increased in 2004 as compared to 2003. Pre-tax results for 2004 also reflect greater salaries expense, due to higher bonuses attributable to the division's improved performance. During 2005, the division will seek to gain additional cost efficiencies resulting from its acquisition of NSW, principally in administration and overhead expense and raw material purchasing. In addition, the division will look to make other strategic acquisitions of smaller entities that serve the same markets as NSW, primarily those that supply package netting and filtration products.

       The increase in manufacturing revenues in 2003 primarily resulted from increases in the construction and consumer products markets of $6,200,000, although revenues in the carpet padding and agricultural markets declined. However, gross profit declined, as the increase in the price of resin more than offset the revenue increase. Pre-tax results improved due to lower salaries and selling, general and other expenses principally as a result of workforce reductions and other cost reduction programs, cash received from government grants and a gain from the sale of a line of business. In addition, the impairment charge that is discussed below reduced pre-tax results in 2002.

       For the year ended December 31, 2002, the division recorded an impairment charge of approximately $1,250,000 to write down the book value of certain production lines that the division did not expect would be utilized over the next several years. These lines were initially purchased to provide additional capacity to produce a specific product for a specific customer; however, the customer discontinued the product in 2001 and the Company determined that the cost of these lines were no longer recoverable from other business.

Banking and Lending

       As stated previously, the current activities of the banking and lending segment are concentrated on collecting and servicing its remaining loan portfolio, maximizing returns on its investment portfolio and discharging deposit liabilities as they come due. As a result, revenues and expenses for this segment included in the Company's consolidated statements of operations are reflective of the continuing decrease in the size of the loan portfolio. In addition, as described earlier in this Report, during 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios representing approximately 97% of its total outstanding loans (net of unearned finance charges) and certain loan portfolios that had been substantially written-off for aggregate pre-tax gains of $16,300,000, which is reflected in investment and other income. Pre-tax income for the banking and lending segment was $22,000,000, $8,400,000 and $1,900,000 for the years ended December 31, 2004,
2003 and 2002, respectively.

       Finance revenues, which reflect both the level and mix of consumer instalment loans, decreased in each of the last two years as compared to the prior period, as average loans outstanding were $57,100,000, $283,000,000 and $440,800,000 during 2004, 2003 and 2002, respectively. Although finance revenues decreased in 2004 as compared to 2003, pre-tax results increased due to gains from the loan portfolios sales, a decline in the provision for loan losses of $24,700,000, reductions in interest expense of $6,000,000 principally resulting from reduced customer banking deposits, less interest paid on interest rate swaps and lower salaries expense and operating costs resulting from the segment's restructuring efforts. All of these changes reflect the ongoing reduction in the amount of loan assets under management, including as a result of the loan portfolios sales.

       Although finance revenues decreased in 2003 as compared to 2002 for the reasons described above, pre-tax results increased primarily due to a $9,300,000 reduction in interest expense, due to reduced customer banking deposits and lower interest rates thereon, a decline in the provision for loan losses of $19,600,000, less interest paid on interest rate swaps and lower salaries expense and operating costs resulting from the segment's restructuring efforts. The reduction in the provision for bad debts resulted from the decrease in the size of the consumer loan portfolios. However, the Company increased its allowance during the third quarter of 2003 by $4,000,000 as a result of an increase in delinquency, which shortly followed the outsourcing of loan collection activities.

       Pre-tax results for the banking and lending segment include income of $3,100,000 and $3,500,000 for the years ended December 31, 2003 and 2002, respectively, resulting from mark-to-market changes on its interest rate swaps. The Company used interest rate swaps to manage the impact of interest rate changes on its customer banking deposits; all of the segment's interest rate swaps matured in 2003. Although the Company believes that these derivative financial instruments served as economic hedges, they did not meet certain effectiveness criteria under SFAS 133 and, therefore, were not accounted for as hedges.

Domestic Real Estate

       Pre-tax income for the domestic real estate segment was $20,700,000, $18,100,000 and $16,300,000 for the years ended December 31, 2004, 2003 and
2002, respectively. Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, the results of operations for this segment in the aggregate for any particular year are not predictable and do not follow any consistent pattern.

       Revenues and pre-tax results for this segment increased in 2004 as compared to 2003, primarily due to the sale of 92 lots at the Company's 95-lot development project in South Walton County, Florida for aggregate sales proceeds of approximately $50,000,000 for which the Company recognized pre-tax profits of $15,800,000, net of minority interest. The Company will be required under the sale agreements to make significant improvements to the property, including infrastructure and certain amenities, which it expects to complete in 2005. The Company estimates it will recognize additional pre-tax profit of $10,200,000 related to this project. In addition, revenues during 2004 reflect the sale of certain unimproved land for cash proceeds of $8,800,000, which resulted in a pre-tax gain of $7,600,000. Revenues during 2004 also reflect decreased gains from property sales at the Company's other residential and commercial project in the Florida panhandle as the lots have largely been sold, and less amortization of deferred gains from sales of real estate in prior years. Pre-tax results for 2004 also reflect due diligence expenses for a real estate development project that the Company decided not to develop.

       Revenues and pre-tax results from domestic real estate increased in 2003 as compared to 2002, primarily as a result of improved operating performance at the Company's Hawaiian hotel. Gains recognized from sales of real estate during 2003 declined by $8,300,000, principally due to the gains on sale of real estate of CDS prior to its sale in 2002. During 2003, the Company also recognized $11,100,000 of deferred gains from sales of real estate in prior years.

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

Corporate and Other Operations

       Investment and other income increased in 2004 as compared to 2003 primarily due to the pre-tax gain from the sale of two of the Company's older corporate aircraft, discussed above, greater dividend and interest income of $12,400,000 and miscellaneous other income. Available corporate cash is generally invested on a short-term basis until such time as investment opportunities require an expenditure of funds. Investment and other income for 2003 included $5,300,000 of income related to a refund of foreign taxes not based on income.

       Investment and other income declined in 2003 as compared to 2002, principally as a result of a non-recurring gain of $14,300,000 recognized in 2002 from the sale of the Company's thoroughbred racetrack business. Corporate investment income also declined as a result of lower interest rates in 2003 and foreign exchange gains recorded in 2002. During 2003, income related to accounting for the market values of Corporate's derivative financial instruments increased by $5,600,000, and the Company also recorded $5,300,000 of income related to a refund of foreign taxes not based on income. In addition, revenues from the Company's gas operations increased in 2003 principally due to increased production and prices.

       Net securities gains (losses) for Corporate and Other Operations aggregated $136,100,000, $10,600,000 and $(31,300,000) for the years ended
December 31, 2004, 2003 and 2002, respectively. During 2004, substantially all of the Company's net securities gains reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities. Net securities gains (losses) for 2004, 2003 and 2002 include provisions of $4,600,000, $6,500,000 and $37,100,000, respectively, to write down the Company's investments in certain available for sale securities and an investment in a non-public security in 2003 and an equity investment in a non-public fund in 2002. The write down of the securities resulted from a decline in market value determined to be other than temporary.

       The Company's decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security's value at the time and the prospect for changes in its value in the future. The decision can also be influenced by the status of the Company's tax attributes but in recent years has not been influenced by liquidity needs. Therefore, the timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

       The increase in interest expense during 2004 as compared to 2003 primarily reflects interest expense relating to the $375,000,000 aggregate principal amount of the 7% Senior Notes issued during 2003 and 2004, the issuance of $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes in 2004 and dividends accrued on its trust issued preferred securities, which commencing July 1, 2003 are classified as interest expense (shown as minority interest in prior periods) as a result of the implementation of Statement of Financial Accounting Standards No. 150. The increase in interest expense during 2003 as compared to 2002 principally results from the issuance of $275,000,000 aggregate principal amount of the 7% Senior Notes that were issued in 2003 and dividends accrued on its trust issued preferred securities.

       The increase in selling, general and other expenses of $19,700,000 in 2004 as compared to 2003 primarily reflects greater professional and other fees of $8,500,000, which largely relate to due diligence expenses for potential investments, greater professional fees for existing investments and fees relating to the implementation of the Sarbanes-Oxley Act of 2002, and $3,600,000 of expenses related to the proposed public offering of MK Resources' equity that did not go forward due to unfavorable market conditions. In addition, the increase reflects greater employee benefit expenses, higher insurance costs and greater amortization of debt issuance costs related to the 7% Senior Notes and 3 3/4% Convertible Notes.

         Selling, general and other expenses also include additions to cost of goods sold of the winery operations of $3,900,000, $4,300,000 and $2,100,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The winery operations, which account for inventory under the LIFO method of accounting, recorded adjustments to cost of goods sold based upon the results of its annual harvest. The additional expenses recorded in each of the last three years were due primarily to a lower yield than had been previously estimated.

       The income tax provision reflects the reversal of tax reserves aggregating $27,300,000, $24,400,000 and $120,000,000 for the years ended
December 31, 2004, 2003 and 2002, respectively, as a result of the favorable resolution of various state and federal income tax contingencies. In addition, in 2004 the tax provision reflects a benefit to record a federal income tax carryback refund of $3,900,000.

       In 2003, the Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition. The Company needs the valuation allowance because, on a pro forma combined basis, the Company is not able to demonstrate that it is more likely than not that it will be able to realize the deferred tax asset. Subsequent to the acquisition of WilTel, any benefit realized from WilTel's deferred tax asset reduces the valuation allowance for the deferred tax asset; however, that reduction is first applied to reduce the carrying amount of the acquired non-current intangible assets of WilTel rather than reduce the income tax provision of any component of total comprehensive income.

       As a result, the various components of comprehensive income include an aggregate federal income tax provision of $22,300,000 in 2004 and $22,500,000 in 2003 (for the period subsequent to the acquisition of WilTel), even though no federal income tax for those periods was due. During 2004, the effect of recording this tax provision and the resulting reduction to the valuation allowance was to reduce the carrying amount of the acquired non-current intangible assets to zero. Income tax expense for 2003 also includes the Company's actual income tax expense for the period prior to the acquisition of WilTel.

       Now that the non-current intangible assets have been reduced to zero, the Company does not expect it will reflect a net federal income tax expense or benefit for total comprehensive income in the aggregate until such time as the Company is able to reduce its valuation allowance and recognize a net deferred tax asset. Each component of other comprehensive income may reflect either a federal income tax provision or benefit in future periods, depending upon the relative amounts of each component; however, in the aggregate for all components the Company does not expect to report any net federal income tax expense or benefit for the foreseeable future.

Associated Companies

       Equity in income of associated companies includes the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):



                                                    2004                  2003                 2002
                                                    ----                  ----                 ----

Berkadia                                        $      800              $   79,200          $   65,600
WilTel                                                 --                  (52,100)            (13,400)
Olympus                                              9,700                  40,400              24,100
EagleRock                                           29,400                  49,900              (4,500)
HomeFed                                             10,000                  16,200                 400
JPOF II                                             16,200                  14,800              15,200
Pershing Square, L.P.                               21,300                    --                  --
Other                                                4,100                  (1,400)              4,000
                                                ----------              ----------          ----------
    Pre-tax                                         91,500                 147,000              91,400
Income tax expense                                 (15,000)                (70,100)            (36,700)
                                                ----------              ----------          ----------
Equity in income, net of taxes                  $   76,500              $   76,900          $   54,700
                                                ==========              ==========          ==========

       Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in the future. The Company's income from this investment is expected to be limited to its share of the annual management fee received from FINOVA while such fee remains in effect, which is $4,000,000. The Company has received total net cash proceeds of $91,200,000 from this investment since 2001, including the commitment and financing fees, management fees and interest payments related to its share of the Berkadia loan.

       The Company's investment in Olympus was made in December 2001, when Olympus commenced its operations as a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. The decline in the Company's share of its earnings in 2004 as compared to 2003 reflects the impact of property damage claims caused by severe hurricanes. The Company's share of its earnings increased in 2003 as compared to the prior year, reflecting the growth in Olympus' premium revenues during its second year of operation. As a result of redemptions of other investors' equity interests in the first half of 2004, the Company's percentage interest in Olympus increased from approximately 16% to 19%.

       The equity in income (losses) of EagleRock results from both realized and changes in unrealized gains (losses) in its portfolio. In 2004, $3,700,000 was distributed by the partnership to the Company.

       In January 2004, the Company invested $50,000,000 in Pershing Square, L.P. ("Pershing"), a limited partnership that is authorized to engage in a variety of investing activities. The Company redeemed its interest as of December 31, 2004, and the total amount due from Pershing of $71,300,000 (which was paid during the first quarter of 2005) is included in trade, notes and other receivables, net in the Company's consolidated balance sheet.

       As more fully described above, the Company acquired its investment in HomeFed in the fourth quarter of 2002. During 2004, HomeFed reported lower earnings from sales of real estate as compared to the prior year principally at the San Elijo Hills project.

       As discussed above, WilTel became a consolidated subsidiary in November 2003 and the Company ceased applying the equity method of accounting at that time. For 2003, the Company's share of WilTel's results of operations included income from the recognition of non-operating settlement gains related to the termination of various agreements that released WilTel from previously accrued obligations, recoveries of previously written off receivables and a gain on the sale of a subsidiary. The Company's share of these gains was approximately $31,200,000. The Company did not record a deferred tax benefit for its share of WilTel's losses while applying the equity method as its ability to use the capital loss to reduce the tax due on capital gains in the future is uncertain.

Discontinued Operations

       Wireless Messaging

       In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. WebLink operated in the wireless messaging industry, providing wireless data services and traditional paging services. In the fourth quarter of 2003, WebLink sold substantially all of its operating assets to Metrocall, Inc. for 500,000 shares of common stock of Metrocall, Inc's parent, Metrocall Holdings, Inc. ("Metrocall"), an immediately exercisable warrant to purchase 25,000 shares of common stock of Metrocall at $40 per share, and a warrant to purchase up to 100,000 additional shares of Metrocall common stock at $40 per share, subject to certain vesting criteria. Based upon the market price of the Metrocall stock received and the fair value of the warrants received as of the date of sale, the Company reported a pre-tax gain on disposal of discontinued operations of $11,500,000. The vesting criteria for the remaining warrants were satisfied during 2004, and the Company recorded $2,200,000 as gain on disposal of discontinued operations (net of minority interest), which represented the estimated fair value of the warrants. Due to WebLink's large net operating loss carryforwards, these gains were not reduced for any federal income tax expense.

       During the fourth quarter of 2004, WebLink exercised all of its warrants and subsequently tendered all of its Metrocall shares as part of a merger agreement between Metrocall and Arch Wireless, Inc. WebLink received cash of $19,900,000 and 675,607 common shares of the new parent company (USA Mobility, Inc., which had a fair market value of $25,000,000 when received), resulting in a pre-tax gain of $15,800,000 that is included in net securities gains of continuing operations. The Company's investment in the shares of USA Mobility at December 31, 2004 are classified as a non-current investment.

       In return for the Company's $19,000,000 investment in WebLink, the Company has received cash and securities aggregating $48,400,000, based on the market price of USA Mobility as of December 31, 2004. Such amount has been reduced for the minority interest and liabilities of WebLink which remain to be paid.

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

       Domestic Real Estate

       In the fourth quarter of 2004, the Company sold a commercial real estate property and classified it as a discontinued operation. During the second quarter of 2004, the Company recorded a non-cash charge of $7,100,000 to reduce the carrying amount of this property to its estimated fair value. The Company recorded an additional pre-tax loss from the sale of $600,000, principally relating to mortgage prepayment penalties incurred upon satisfaction of the property's mortgage at closing. Operating results for this property were not material in prior years.

       Other Operations

       In the fourth quarter of 2004, the Company sold its geothermal power generation business for $14,800,000, net of closing costs, and recognized a pre-tax gain of $200,000. For the years ended December 31, 2004, 2003 and 2002, the Company recorded pre-tax losses from discontinued operations relating to this business of $1,500,000, $2,300,000 and $2,800,000, respectively.


Recently Issued Accounting Standards

       In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29" ("SFAS 153"), which is effective for fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 will not have any material effect on the consolidated financial statements; however, SFAS 153 could impact the accounting for future transactions, if any, within its scope.

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

       The factors that could cause actual results to differ materially from those suggested by any of these statements or which may materially and adversely affect the Company's actual results include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including:

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

       WilTel's ability to replace the revenues generated by SBC, which if lost as a result of SBC's proposed acquisition of AT&T will have a significant adverse impact on WilTel's results of operations;

       WilTel's ability to acquire or maintain rights of way necessary for the operation of its network, which could require WilTel to find alternate routes or increase WilTel's costs to provide services to its customers;

       WilTel's dependence on a small number of suppliers and high-volume customers, the loss of any of which could adversely affect WilTel's ability to generate operating profits and positive cash flows;

       Changes in telecommunications laws and regulations, which could adversely affect WilTel and its customers through, for example, higher costs, increased competition and a loss of revenue;

       Adverse regulatory developments impacting Medicare, which could materially reduce Symphony's revenues;

       Weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms, which may impact our wineries, real estate holdings and reinsurance operations;

       The inability to insure or reinsure certain risks economically, or the ability to collect on insurance or reinsurance policies, which could result in the Company having to self-insure business risks;

       Changes in U.S. real estate markets and real estate collateral values, including the residential market in Southern California and the commercial market in Washington D.C., which are sensitive to mortgage interest rate levels, and the vacation market in Hawaii;

       Adverse economic, political or environmental developments in Spain, which could delay or preclude the issuance of permits necessary to develop the Company's copper mineral rights or which could result in increased costs of bringing the project to completion and increased costs in financing the development of the project;

       The inability to obtain necessary financing for the Las Cruces copper mining project, which could delay or prevent completion of the project;

       Decreases in world wide copper prices or weakening of the U.S. dollar against the euro, which could adversely affect the commercial viability of the Company's mineral rights in Spain;

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

       The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's available for sale investment portfolio are fixed income securities, which comprised approximately 69% of the Company's total investment portfolio at December 31, 2004. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations. The estimated weighted average remaining life of these fixed income securities was approximately 1.1 years at December 31, 2004. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company's investment portfolio also includes its investment in WMIG, carried at its aggregate market value of $242,300,000. This investment is approximately 13% of the Company's total investment portfolio, and its value is subject to change if the market value of the WMIG stock rises or falls. At December 31, 2003, fixed income securities comprised approximately 70% of the Company's total investment portfolio and had an estimated weighted average remaining life of 2.0 years. At December 31, 2004 and 2003, the Company's portfolio of trading securities was not material.

       The Company is subject to interest rate risk on its long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.

         As previously discussed in this Report, the Company's banking and lending operations stopped originating all loans in 2003, and in 2004, sold the vast majority of its outstanding loans. Cash generated from the collections on and sales of its loan portfolios were used to retire customer deposits as they matured. The Company's banking and lending operations currently are not accepting new consumer or brokered deposits. The Company's banking and lending operations are subject to risk primarily resulting from interest rate fluctuations in its investment portfolio, which is classified as available for sale, repurchase agreements and customer deposits. The investment portfolio primarily consists of investments in mortgage-backed securities for which the underlying assets are adjustable rate mortgages with a weighted average repricing of approximately seven months. The Company's banking and lending operations employ leverage to enhance the investment returns; these fixed rate borrowings, comprised by the repurchase agreements, have an average term as of December 31, 2004 of approximately fifteen days. The principal objectives of the Company's banking and lending asset/liability management activities are to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk. The Company utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The model quantifies the effects of various interest rate scenarios on the projected net interest margin over the ensuing twelve-month period.

         The following table provides information about the Company's financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows by expected maturity dates. For the variable rate notes receivable and variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date. For loans, securities and liabilities with contractual maturities, the table presents contractual principal cash flows adjusted for the Company's historical experience and prepayments of mortgage-backed securities. For banking and lending's variable rate products, the weighted average variable rates are based upon the rates at the reporting date. For money market deposits that have no contractual maturity, the table presents principal cash flows based on management's judgment. For interest rate swaps, the table presents notional amounts by contractual maturity date.

       For additional information, see Notes 6, 11 and 20 of Notes to Consolidated Financial Statements.

                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2005         2006         2007         2008         2009      Thereafter      Total   Fair Value
                                    ----         ----         ----         ----         ----      ----------      -----   ----------
                                                                          (Dollars in thousands)

The Company, Excluding
 Banking and Lending:
Rate Sensitive Assets:
Available for Sale Fixed
 Income Securities:
 U.S. Government                $  870,046    $   8,456      $    --    $   --      $   --      $   --       $  878,502  $  878,502
  Weighted Average
   Interest Rate                     1.75%        2.35%           --        --          --          --
 Other Fixed Maturities:
  Rated Investment Grade        $   21,900    $   6,226      $  2,616   $  1,918    $   --      $   7,610    $   40,270  $   40,270
   Weighted Average
    Interest Rate                    2.16%        6.09%         5.90%      2.63%        --          2.43%
  Rated Less Than Investment
   Grade/Not Rated              $   47,367    $  17,699      $ 77,338   $ 48,535    $  10,921   $   2,505    $  204,365  $  204,365
   Weighted Average Interest
    Rate                             4.58%        8.04%        11.55%      5.86%       11.52%      11.95%

Rate Sensitive Liabilities:
Fixed Interest Rate
  Borrowings                    $   22,256    $  27,057      $  3,525   $ 19,418    $   1,870   $ 983,839    $1,057,965  $1,171,615
   Weighted Average
    Interest Rate                    6.26%        6.31%         7.07%      6.63%        7.44%       6.18%
Variable Interest Rate
  Borrowings                    $   24,640    $  42,330      $ 14,455   $  4,640    $ 117,378   $ 268,992    $  472,435  $  472,435
   Weighted Average
    Interest Rate                    7.21%        7.88%         8.20%      8.60%        8.91%       9.93%

Rate Sensitive Derivative
  Financial Instruments:
  Euro currency swap            $    2,085    $   2,085      $  2,085   $  2,085    $   2,085   $     522    $   10,947  $   (5,800)
   Average Pay Rate                  5.89%        5.89%         5.89%      5.89%        5.89%       5.89%
   Average Receive Rate              7.60%        7.60%         7.60%      7.60%        7.60%       7.60%
  Pay Fixed/Receive Variable
  Interest Rate Swap            $    2,114    $   2,114      $  2,114   $  2,114    $   2,114   $  34,992    $   45,562  $   (2,342)
   Average Pay Rate                  5.01%        5.01%         5.01%      5.01%        5.01%       5.01%
   Average Receive Rate              3.51%        3.92%         4.28%      4.64%        5.00%       5.42%

Off-Balance Sheet Items:
 Unused Lines of Credit         $    --       $    --        $110,000   $   --      $    --     $   --       $  110,000  $  110,000
   Weighted Average
    Interest Rate                    5.01%        5.42%         5.49%       --           --         --

Banking and Lending:
Rate Sensitive Assets:
  Variable Interest Rate
   Securities                   $   31,463    $  28,586      $ 20,139   $ 14,454    $   9,228   $  37,728    $  141,598  $  141,598
   Weighted Average
    Interest Rate                    4.79%        4.97%         4.99%      4.98%        5.00%       4.99%         4.94%
  Fixed Interest Rate Loans     $    1,539    $     278      $    109   $      5    $       1   $    --      $    1,932  $    1,932
   Weighted Average
    Interest Rate                   16.95%       14.23%        16.16%     18.49%       19.99%        --          16.51%
  Variable Interest Rate
    Loans                       $      496    $     235      $    219   $    208    $     197   $   1,017    $    2,372  $    2,372
   Weighted Average
    Interest Rate                    6.26%        6.68%         6.68%      6.67%        6.67%       6.53%         6.53%

Rate Sensitive Liabilities:
  Money Market Deposits         $    6,836    $    --        $  --      $   --      $    --     $    --      $    6,836  $    6,836
   Weighted Average
    Interest Rate                     .90%         --           --          --           --          --            .90%
  Time Deposits                 $   11,636    $   2,933      $  3,162   $     24    $    --     $    --      $   17,755  $   18,073
   Weighted Average
    Interest Rate                    5.51%        4.93%         4.60%      1.00%         --          --           5.24%
  Fixed Interest Rate
  Borrowings                    $   21,341    $    --        $   --     $   --      $    --     $    --      $   21,341  $   21,341
   Weighted Average
    Interest Rate                    2.40%         --            --         --           --          --           2.40%

Off-Balance Sheet Items:
 Unused Lines of Credit         $    --       $    --        $   --     $   --      $    --     $  17,000    $   17,000  $   17,000
  Weighted Average
   Interest Rate                     --            --            --         --           --         2.34%         2.34%

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

       Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------   ---------------------------------------------------------------

       Not applicable.

Item 9A. Controls and Procedures.
-------  -----------------------

         Evaluation of disclosure controls and procedures
         ------------------------------------------------

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

         Changes in internal control over financial reporting
         ----------------------------------------------------

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

       Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       Based on our assessment and those criteria, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective.

       Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.  Other Information.
-------   -----------------

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

       The information to be included under the caption "Election of Directors" and "Information Concerning the Board and Board Committees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2005 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

Item 11.  Executive Compensation.
-------   ----------------------

       The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

Equity Compensation Plan Information

       The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2004. All outstanding awards relate to the Company's common stock.

                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                  Number of securities            Weighted-average           under equity
                                    to be issued upon            exercise price of        compensation plans
                            exercise of outstanding options,    outstanding options,     (excluding securities
                                   warrants and rights          warrants and rights     reflected in column (a))
Plan Category                          (a)                             (b)                       (c)
-------------              --------------------------------    -------------------       -------------------

Equity compensation
  plans approved by
  security holders                         1,277,430                   $32.72                      175,575

Equity compensation
  plans not approved
  by security holders                        --                         --                           --
                                           ---------                   ------                    ---------

Total                                      1,277,430                   $32.72                      175,575
                                           =========                   ======                    =========


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

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a)(1)(2)     Financial Statements and Schedules.

              Report of Independent Registered Public Accounting Firm.....................................   F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2004 and 2003..................................   F-3
               Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and
                  2002....................................................................................   F-4
               Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and
                  2002....................................................................................   F-5
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2004, 2003 and 2002........................................................   F-7
               Notes to Consolidated Financial Statements.................................................   F-8

              Financial Statement Schedules:

               Schedule  I - Condensed Financial Information of Registrant................................   F-55

               Schedule II - Valuation and Qualifying Accounts............................................   F-60

      (3) Executive Compensation Plans and Arrangements. See Item 15(b) below for a complete list of Exhibits to this Report.

               1999 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated April 9, 1999 (the "1999 Proxy Statement")).

               Form of Grant Letter for the 1999 Stock Option Plan.

               Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K")).

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

               Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).

 (b) Exhibits.

               We will furnish any exhibit upon request made to our Corporate Secretary, 315 Park Avenue South, New York, NY 10010. We charge $.50 per page to cover expenses of copying and mailing.

        3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14, 1993).*

        3.2 Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to the 2003 10-K).*

        3.3 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).*

        3.4 Amended and Restated By-laws as amended through March 9, 2004 (filed as Exhibit 3.4 to the 2003 10-K).*

        3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004.

        4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

        10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

        10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as
                Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

        10.3(a) Fiber Lease Agreement, dated April 26, 2002, between Williams
                Communications, LLC ("WCL") and Metromedia Fiber National Network, Inc. ("MFNN") (filed as Exhibit 10.48 to WilTel's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "WilTel 10-K")).*

        10.3(b) First Amendment, dated October 10, 2002, to Fiber Lease
                Agreement, dated April 26, 2002, among WCL, MFNN and Metromedia Fiber Network Services, Inc. ("MFNS") (filed as Exhibit 10.3(b) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 (the "2003 10-K/A")).*

        10.3(c) Second Amendment, dated February 14, 2003, to Fiber Lease
                Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K).*

        10.3(d) Colocation and Maintenance Agreement, dated April 26, 2002, between WCL and MFNN (filed as Exhibit 10.48 to the WilTel 10-K).*

        10.3(e) First Amendment, dated October 10, 2002, to Colocation and
                Maintenance Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K).*

        10.3(f) Second Amendment, dated February 14, 2003, to Colocation and
                Maintenance Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K).*

        10.4    Form of Grant Letter for the 1999 Stock Option Plan.

        10.5 Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).*

        10.6 Form of Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") dated as of March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                2003).*

        10.7 Amendment, dated as of March 31, 2004, to the Revolving Credit Agreement.

        10.8 Amendment, dated as of June 29, 2004, to the Revolving Credit Agreement.

        10.9 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan (filed as Annex A to the 2003 Proxy Statement).*

        10.10 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the Company's 1993 10-K).*

        10.11 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian
                M. Cumming (filed as Exhibit 10.19 to the 2001 10-K).*

        10.12 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.18 to the 1993 10-K).*

        10.13 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*

        10.14 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

        10.15 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the Company's Current Report on Form 8-K dated August 27, 2001).*

        10.16   Deferred Compensation Agreement between the Company and Thomas
                E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).*

        10.17 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc. ("TWC"), Williams Communications Group, Inc. ("WCG"), CG Austria, Inc., the official committee of unsecured creditors and the Company (filed as Exhibit 99.2 to the Current Report on Form 8-K of WCG dated July 31, 2002 (the "WCG July 31, 2002 8-K")).*

        10.18 Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, WCL (filed as Exhibit 99.4 to the WCG July 31, 2002 8-K).*

        10.19 First Amendment, made as of September 30, 2002, to the Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.4 to the Current Report on Form 8-K of WCG dated October 24, 2002 (the "WilTel October 24, 2002 8-K")).*

        10.20 Second Amendment, made as of October 15, 2002, to the Investment Agreement, dated as of July 26, 2002, as amended on September 30, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.5 to the WilTel October 24, 2002 8-K).*

        10.21 Purchase and Sale Agreement, dated as of July 26, 2002, by and between TWC and the Company (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated July 31, 2002).*

        10.22 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K).*

        10.23 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the WilTel October 24, 2002 8-K).*

        10.24 Share Purchase Agreement, dated April 17, 2002 between LUK Fidei L.L.C. and Hampton Trust PLC (filed as Exhibit 10.37 to the 2002 10-K).*

        10.25 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Century Consolidated SA (filed as Exhibit 10.38 to the 2002 10-K).*

        10.26 Agreement and Plan of Merger, dated August 21, 2003, among the Company, Wrangler Acquisition Corp. and WilTel (filed as Exhibit
                2.1 to the Company's Current Report on Form 8-K dated August 22,
                2003).*

        10.27 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as
                Exhibit 10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002).*

        10.28 Second Amended and Restated Berkadia LLC Operating Agreement, dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 10.40 to the 2002 10-K).*

        10.29 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in
                Schedule I thereto (filed as Exhibit 10.41 to the 2002 10-K).*

        10.30 Amended and Restated Alliance Agreement between Telefonos de Mexico, S.A. de C.V. and Williams Communications, Inc., dated May 25, 1999 (filed as Exhibit 10.2 to WCG's Equity Registration Statement, Amendment No. 8, dated September 29, 1999).*
                                       63

        10.31 Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc. dated February 8, 1999 (filed as
                Exhibit 10.10 to WCG's Equity Registration Statement, Amendment No. 1, dated May 27, 1999).*

        10.32 Transport Services Agreement dated February 8, 1999, between Southwestern Bell Communication Services, Inc. and Williams Communications, Inc. (filed as Exhibit 10.11 to WCG's Equity Registration Statement, Amendment No. 1, dated May 27, 1999).*

        10.33 Copy of WCG's April 22, 2002, agreement with principal creditor group (filed as Exhibit 10.1 to WCG's Current Report on Form 8-K dated April 22, 2002 (the "WCG April 22, 2002 8-K")).*

        10.34 Copy of WCG's agreement with TWC (filed as Exhibit 10.2 to the WCG April 22, 2002 8-K). *

        10.35 First Amended Joint Chapter 11 Plan of Reorganization of WCG and CG Austria, filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the WCG July 31, 2002 8-K).*

        10.36 Real Property Purchase and Sale Agreement among WilTel, Williams Headquarters Building Company, Williams Technology Center, LLC, WCL, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 4 to the Settlement Agreement (filed as Exhibit 99.6 to the WCG July 31, 2002 8-K).*

        10.37 List of TWC Continuing Contracts, filed with the Bankruptcy Court as Exhibit 5 to the Settlement Agreement (filed as Exhibit
                99.7 to the WCG July 31, 2002 8-K).*

        10.38 Agreement for the Resolution of Continuing Contract Disputes among WCG, WCL and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit 99.8 to the WCG July 31, 2002 8-K).*

        10.39 Tax Cooperation Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the WCG July 31, 2002 8-K).*

        10.40 Amendment to Trademark License Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit to the Settlement Agreement (filed as Exhibit 99.10 to the WCG July 31, 2002 8-K).*

        10.41 Assignment of Rights between Williams Information Services Corporation and WCL, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the WCG July 31, 2002 8-K).*

        10.42 Guaranty Indemnification Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 10 to the Settlement Agreement (filed as Exhibit 99.12 to the WCG July 31, 2002 8-K).*

         10.43 Declaration of Trust, dated as of October 15, 2002, by and among WCG, WilTel and the Residual Trustee (filed as Exhibit
                  99.1 to the WilTel October 24, 2002 8-K).*

         10.44 Amendment No. 1, dated as of October 15, 2002, to the Real Property Purchase and Sale Agreement, dated as of July 26, 2002, among Williams Headquarters Building Company, WTC, WCL, WCG and Williams Communications Aircraft, LLC (filed as
                  Exhibit 99.15 to the WilTel October 24, 2002 8-K).*

         10.45 Pledge Agreement dated as of October 15, 2002, by CG Austria, Inc., as pledgor, to Williams Headquarters Building Company, as pledgee (filed as Exhibit 10.42 to the WilTel 10-K).*

         10.46 First Amendment to Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc., by and between SBC Communications Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.43 to the WilTel 10-K).*

         10.47 First Amendment to Transport Services Agreement among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., dated September 29, 2000 (filed as Exhibit 10.44 to the WilTel 10-K).*

         10.48 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of June 25, 2001 (filed as Exhibit 10.45 to the WilTel 10-K).*

         10.49 Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and Amendment No. 2 dated June 25, 2001, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.46 to the WilTel 10-K).*

         10.50(a) Fiber Lease Agreement, dated April 26, 2002, between
                  Metromedia Fiber Network Services, Inc. ("MFNS") and WCL (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(b) First Amendment, dated October 10, 2002, to Fiber Lease
                  Agreement, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.55(b) to the 2003 10-K/A).*

         10.50(c) Colocation and Maintenance Agreement, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(d) First Amendment, dated October 10, 2002, to Colocation and
                  Maintenance Agreement, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(e) Lease Agreement #2, dated April 26, 2002, between MFNS and WCL
                  (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(f) First Amendment, dated October 10, 2002, to Lease Agreement
                  #2, dated April 26, 2002, between MFNS and WCL (filed as
                  Exhibit 10.55(f) to the 2003 10-K/A).*

         10.51 Amendment No. 2 to Master Alliance Agreement and Amendment No. 4 to Transport Services Agreement, dated December 31, 2003, amending the (a) Master Alliance Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 effective September 23, 2002, by and between WCL, and SBC Communications Inc. and (b) Transport Services Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 dated as of September 29, 2000, Amendment No. 2 and Amendment No. 3 dated as of September 23, 2002 by and among WCL, SBC Operations, Inc., and Southwestern Bell Communications Services Inc. (filed as Exhibit 10.56 to the 2003 10-K/A).*

         10.52 Third Amended and Restated Credit And Guaranty Agreement, dated as of September 8, 1999, as amended and restated as of April 25, 2001, as further amended and restated as of October 15, 2002, and as further amended and restated as of September 24, 2004, among WilTel, WilTel Communications, LLC, certain of its domestic subsidiaries, as loan parties, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Credit Suisse First Boston, acting through its Cayman Islands branch, as administrative agent, as first lien administrative agent and as second lien administrative agent, and Wells Fargo Foothill, LLC, as syndication agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 24, 2002 (the "Company's September 24, 2002 8-K")).*

         10.53 Second Amended and Restated Security Agreement, dated as of April 23, 2001, as amended and restated as of October 15, 2002, and as further amended and restated as of September 24, 2004, among WilTel, WilTel Communications, LLC, and the additional grantors party thereto in favor of Credit Suisse First Boston, acting through its Cayman Islands branch, as administrative agent, as first lien administrative agent and as second lien administrative agent (filed as Exhibit 99.2 to the Company's September 24, 2002 8-K).*

         10.54 Exhibit 1 to the Agreement and Plan of Reorganization between the Company and TLC Associates, dated February 23, 1989 (filed as Exhibit 3 to Amendment No. 12 to the Schedule 13D dated December 29, 2004 of Ian M. Cumming and Joseph S. Steinberg with respect to the Company).*

         10.55 Letter Agreement, dated February 3, 2005, between the Company and Jefferies & Company, Inc.

         21       Subsidiaries of the registrant.

         23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form
                  S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682),
                  Form S-8 (File No. 33-61718), Form S-8 (File No. 333-51494),
                  Form S-3 (File No. 333-118102) and Form S-3 (File No. 333-122047).

         23.2 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                  (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                  33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No. 333-122047).

         23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                  (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                  33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No. 333-122047).**

         23.4 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of The FINOVA Group Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                  S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form S-8
                  (No. 33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No.333-122047).**

         23.5 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners
                  (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                  (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                  33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No. 333-122047).

         23.6 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of WilTel Communications Group, Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                  33-61682), Form S-8 (No. 33-61718), Form S-8 (No. 333-51494),
                  Form S-3 (File No. 333-118102) and Form S-3 (File No. 333-122047).

         31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

         32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***


         32.3     Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. ***

 (c) Financial statement schedules.

               (1) Berkadia LLC financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. **

               (2) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2004 and 2003 for the years ended December 31, 2004, 2003 and 2002.

               (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.**

               (4) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and EagleRock Master Fund, LP financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and for the period from May 1, 2002 (commencement of operations) to December 31, 2002.

               (5) WilTel Communications Group, Inc. consolidated financial statements as of November 5, 2003 (Successor Company), and for the periods from January 1, 2003 through November 5, 2003, and November 1, 2002 through December 31, 2002 (Successor Company) and the periods January 1, 2002 through October 31, 2002 (Predecessor Company).


     -----------------------------

*    Incorporated by reference.

**   To be filed by amendment pursuant to Item 3-09(b) of Regulation S-X.

***  Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEUCADIA NATIONAL CORPORATION


March 14, 2005                             By:  /s/ Barbara L. Lowenthal
                                           -----------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

         Signature                                  Title
         ---------                                  -----


 /s/ Ian M. Cumming                        Chairman of the Board
-------------------------------------      (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg                   President and Director
-------------------------------------      (Principal Executive Officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando                     Vice President and Chief
-------------------------------------      Financial Officer
Joseph A. Orlando                          (Principal Financial Officer)


 /s/ Barbara L. Lowenthal                  Vice President and Comptroller
-------------------------------------      (Principal Accounting Officer)
Barbara L. Lowenthal


 /s/ Paul M. Dougan                        Director
-------------------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger                Director
-------------------------------------
Lawrence D. Glaubinger


/s/ Alan J. Hirschfield                    Director
-------------------------------------
Alan J. Hirschfield


 /s/ James E. Jordan                       Director
-------------------------------------
James E. Jordan


/s/ Jeffrey C. Keil                        Director
-------------------------------------
Jeffrey C. Keil


/s/ Jesse Clyde Nichols, III               Director
 ------------------------------------
Jesse Clyde Nichols, III

                                  EXHIBIT INDEX

         3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated July 14,
                  1993).*

         3.2 Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K")).*

         3.3 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).*

         3.4 Amended and Restated By-laws as amended through March 9, 2004 (filed as Exhibit 3.4 to the 2003 10-K).*

         3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004.

         4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

         10.1 1999 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated April 9, 1999 (the "1999 Proxy Statement")).*

         10.2 Articles and Agreement of General Partnership, effective as of April 15, 1985, of Jordan/Zalaznick Capital Company (filed as
                  Exhibit 10.20 to the Company's Registration Statement No. 33-00606).*

         10.3(a) Fiber Lease Agreement, dated April 26, 2002, between Williams Communications, LLC ("WCL") and Metromedia Fiber National Network, Inc. ("MFNN") (filed as Exhibit 10.48 to WilTel's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "WilTel 10-K")).*

         10.3(b) First Amendment, dated October 10, 2002, to Fiber Lease Agreement, dated April 26, 2002, among WCL, MFNN and Metromedia Fiber Network Services, Inc. ("MFNS") (filed as
                  Exhibit 10.3(b) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 (the "2003 10-K/A")).*

         10.3(c) Second Amendment, dated February 14, 2003, to Fiber Lease Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K).*

         10.3(d) Colocation and Maintenance Agreement, dated April 26, 2002, between WCL and MFNN (filed as Exhibit 10.48 to the WilTel 10-K).*

         10.3(e) First Amendment, dated October 10, 2002, to Colocation and Maintenance Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K).*

         10.3(f) Second Amendment, dated February 14, 2003, to Colocation and Maintenance Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K).*

         10.4     Form of Grant Letter for the 1999 Stock Option Plan.

         10.5 Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).*

         10.6 Form of Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") dated as of March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).*

         10.7 Amendment, dated as of March 31, 2004, to the Revolving Credit Agreement.

         10.8 Amendment, dated as of June 29, 2004, to the Revolving Credit Agreement.

         10.9 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan (filed as Annex A to the Company's Proxy Statement dated April 17, 2003).*

         10.10 Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K")).*

         10.11 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Ian M. Cumming (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).*

         10.12 Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit
                  10.18 to the 1993 10-K).*

         10.13 Amendment, dated as of May 5, 1999, to the Employment Agreement made as of December 28, 1993 by and between the Company and Joseph S. Steinberg (filed as Exhibit 10.21 to the 2001 10-K).*

         10.14 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

         10.15 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the Company's Current Report on Form 8-K dated August 27, 2001).*

         10.16    Deferred Compensation Agreement between the Company and Thomas
                  E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).*

         10.17 Settlement Agreement dated as of July 26, 2002, by and among The Williams Companies Inc. ("TWC"), Williams Communications Group, Inc. ("WCG"), CG Austria, Inc., the official committee of unsecured creditors and the Company (filed as Exhibit 99.2 to the Current Report on Form 8-K of WCG dated July 31, 2002 (the "WCG July 31, 2002 8-K")).*

         10.18 Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, WCL (filed as Exhibit 99.4 to the WCG July 31, 2002 8-K).*

         10.19 First Amendment, made as of September 30, 2002, to the Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.4 to the Current Report on Form 8-K of WCG dated October 24, 2002 (the "WilTel October 24, 2002 8-K")).*

         10.20 Second Amendment, made as of October 15, 2002, to the Investment Agreement, dated as of July 26, 2002, as amended on September 30, 2002, by and among the Company, WCG and WCL (filed as Exhibit 99.5 to the WilTel October 24, 2002 8-K).*

         10.21 Purchase and Sale Agreement, dated as of July 26, 2002, by and between TWC and the Company (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated July 31, 2002).*

         10.22 Amendment, made as of October 15, 2002, to the Purchase and Sale Agreement, dated as of July 26, 2002, by and among the Company and TWC (filed as Exhibit 99.2 to the WilTel October 24, 2002 8-K).*

         10.23 Escrow Agreement, dated as of October 15, 2002, among the Company, TWC, WilTel and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the WilTel October 24, 2002 8-K).*

         10.24 Share Purchase Agreement, dated April 17, 2002 between LUK Fidei L.L.C. and Hampton Trust PLC (filed as Exhibit 10.37 to the 2002 10-K).*

         10.25 Reiterative Share Purchase Agreement, dated June 4, 2002, among Savits AB Private, Hampton Trust Holding (Europe) SA, John C. Jones and Herald Century Consolidated SA (filed as
                  Exhibit 10.38 to the 2002 10-K).*

         10.26 Agreement and Plan of Merger, dated August 21, 2003, among the Company, Wrangler Acquisition Corp. and WilTel (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 2003).*

         10.27 Stock Purchase Agreement, dated as of October 21, 2002, between HomeFed Corporation ("HomeFed") and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K of HomeFed dated October 22, 2002).*

         10.28 Second Amended and Restated Berkadia LLC Operating Agreement, dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 10.40 to the 2002 10-K).*

         10.29 Subscription Agreement made and entered into as of December 23, 2002 by and among the Company and each of the entities named in Schedule I thereto (filed as Exhibit 10.41 to the 2002 10-K).*

         10.30 Amended and Restated Alliance Agreement between Telefonos de Mexico, S.A. de C.V. and Williams Communications, Inc., dated May 25, 1999 (filed as Exhibit 10.2 to WCG's Equity Registration Statement, Amendment No. 8, dated September 29,
                  1999).*

         10.31 Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc. dated February 8, 1999 (filed as
                  Exhibit 10.10 to WCG's Equity Registration Statement, Amendment No. 1, dated to May 27, 1999).*

         10.32 Transport Services Agreement dated February 8, 1999, between Southwestern Bell Communication Services, Inc. and Williams Communications, Inc. (filed as Exhibit 10.11 to WCG's Equity Registration Statement, Amendment No. 1, dated May 27, 1999).*

         10.33 Copy of WCG's April 22, 2002, agreement with principal creditor group (filed as Exhibit 10.1 to WCG's Current Report on Form 8-K dated April 22, 2002 (the "WCG April 22, 2002 8-K")).*

         10.34 Copy of WCG's agreement with TWC (filed as Exhibit 10.2 to the WCG April 22, 2002 8-K).*

         10.35 First Amended Joint Chapter 11 Plan of Reorganization of WCG and CG Austria, filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the WCG July 31, 2002 8-K).*

         10.36 Real Property Purchase and Sale Agreement among WilTel, Williams Headquarters Building Company, Williams Technology Center, LLC, WCL, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 4 to the Settlement Agreement (filed as Exhibit 99.6 to the WCG July 31, 2002 8-K).*

         10.37 List of TWC Continuing Contracts, filed with the Bankruptcy Court as Exhibit 5 to the Settlement Agreement (filed as
                  Exhibit 99.7 to the WCG July 31, 2002 8-K).*

         10.38 Agreement for the Resolution of Continuing Contract Disputes among WCG, WCL and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit 99.8 to the WCG July 31, 2002 8-K).*

         10.39 Tax Cooperation Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the WCG July 31, 2002 8-K).*

         10.40 Amendment to Trademark License Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit to the Settlement Agreement (filed as Exhibit 99.10 to the WCG July 31, 2002 8-K).*

         10.41 Assignment of Rights between Williams Information Services Corporation and WCL, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the WCG July 31, 2002 8-K).*

         10.42 Guaranty Indemnification Agreement between WCG and TWC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 10 to the Settlement Agreement (filed as Exhibit 99.12 to the WCG July 31, 2002 8-K).*

         10.43 Declaration of Trust, dated as of October 15, 2002, by and among WCG, WilTel and the Residual Trustee (filed as Exhibit
                  99.1 to WilTel's Current Report on Form 8-K dated October 24, 2002 (the "WilTel October 24, 2002 8-K")).*

         10.44 Amendment No. 1, dated as of October 15, 2002, to the Real Property Purchase and Sale Agreement, dated as of July 26, 2002, among Williams Headquarters Building Company, WTC, WCL, WCG and Williams Communications Aircraft, LLC (filed as
                  Exhibit 99.15 to the WilTel October 24, 2002 8-K).*

         10.45 Pledge Agreement dated as of October 15, 2002, by CG Austria, Inc., as pledgor, to Williams Headquarters Building Company, as pledgee (filed as Exhibit 10.42 to the WilTel 10-K).*

         10.46 First Amendment to Master Alliance Agreement between SBC Communications Inc. and Williams Communications, Inc., by and between SBC Communications Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.43 to the WilTel 10-K).*

         10.47 First Amendment to Transport Services Agreement among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and Williams Communications, Inc., dated September 29, 2000 (filed as Exhibit 10.44 to the WilTel 10-K).*

         10.48 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of June 25, 2001 (filed as Exhibit 10.45 to the WilTel 10-K).*

         10.49 Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and Amendment No. 2 dated June 25, 2001, by and among Southwestern Bell Communications Services Inc., SBC Operations, Inc. and WCL, effective as of September 23, 2002 (filed as Exhibit 10.46 to the WilTel 10-K).*

         10.50(a) Fiber Lease Agreement, dated April 26, 2002, between
                  Metromedia Fiber Network Services, Inc. ("MFNS") and WCL (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(b) First Amendment, dated October 10, 2002, to Fiber Lease
                  Agreement, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.55(b) to the 2003 10-K/A).*

         10.50(c) Colocation and Maintenance Agreement, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(d) First Amendment, dated October 10, 2002, to Colocation and
                  Maintenance Agreement, dated April 26, 2002, between MFNS and WCL (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(e) Lease Agreement #2, dated April 26, 2002, between MFNS and WCL
                  (filed as Exhibit 10.47 to the WilTel 10-K).*

         10.50(f) First Amendment, dated October 10, 2002, to Lease Agreement
                  #2, dated April 26, 2002, between MFNS and WCL (filed as
                  Exhibit 10.55(f) to the 2003 10-K/A).*

         10.51 Amendment No. 2 to Master Alliance Agreement and Amendment No. 4 to Transport Services Agreement, dated December 31, 2003, amending the (a) Master Alliance Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 effective September 23, 2002, by and between WCL, and SBC Communications Inc. and (b) Transport Services Agreement, effective as of February 8, 1999, as amended by Amendment No. 1 dated as of September 29, 2000, Amendment No. 2 and Amendment No. 3 dated as of September 23, 2002 by and among WCL, SBC Operations, Inc., and Southwestern Bell Communications Services Inc. (filed as Exhibit 10.56 to the 2003 10-K/A).*

         10.52 Third Amended and Restated Credit And Guaranty Agreement, dated as of September 8, 1999, as amended and restated as of April 25, 2001, as further amended and restated as of October 15, 2002, and as further amended and restated as of September 24, 2004, among WilTel, WilTel Communications, LLC, certain of its domestic subsidiaries, as loan parties, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Credit Suisse First Boston, acting through its Cayman Islands branch, as administrative agent, as first lien administrative agent and as second lien administrative agent, and Wells Fargo Foothill, LLC, as syndication agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 24, 2002 (the "Company's September 24, 2002 8-K")).*

         10.53 Second Amended and Restated Security Agreement, dated as of April 23, 2001, as amended and restated as of October 15, 2002, and as further amended and restated as of September 24, 2004, among WilTel, WilTel Communications, LLC, and the additional grantors party thereto in favor of Credit Suisse First Boston, acting through its Cayman Islands branch, as administrative agent, as first lien administrative agent and as second lien administrative agent (filed as Exhibit 99.2 to the Company's September 24, 2002 8-K).*

         10.54 Exhibit 1 to the Agreement and Plan of Reorganization between the Company and TLC Associates, dated February 23, 1989 (filed as Exhibit 3 to Amendment No. 12 to the Schedule 13D dated December 29, 2004 of Ian M. Cumming and Joseph S. Steinberg with respect to the Company).*

         10.55 Letter Agreement, dated February 3, 2005, between the Company and Jefferies & Company, Inc.

         21       Subsidiaries of the registrant.

         23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434), Form
                  S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682),
                  Form S-8 (File No. 33-61718), Form S-8 (File No. 333-51494),
                  Form S-3 (File No. 333-118102) and Form S-3 (File No.333-122047).

         23.2 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                  (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                  33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No.333-122047).

         23.3 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                  (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                  33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No. 333-122047).**

         23.4 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of The FINOVA Group Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                  S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form S-8
                  (No. 33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No. 333-122047).**

         23.5 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                  (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                  33-61718), Form S-8 (No. 333-51494), Form S-3 (File No.
                  333-118102) and Form S-3 (File No. 333-122047).

         23.6 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of WilTel Communications Group, Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                  33-61682), Form S-8 (No. 33-61718), Form S-8 (No. 333-51494),
                  Form S-3 (File No. 333-118102) and Form S-3 (File No. 333-122047).

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

         31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

         32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***


         32.3     Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.***

 (c) Financial statement schedules.

               (1) Berkadia LLC financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. **

               (2) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2004 and 2003 for the years ended December 31, 2004, 2003 and 2002.

               (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.**

               (4) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and EagleRock Master Fund, LP financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and for the period from May 1, 2002 (commencement of operations) to December 31, 2002.

               (5) WilTel Communications Group, Inc. consolidated financial statements as of November 5, 2003 (Successor Company), and for the periods from January 1, 2003 through November 5, 2003, and November 1, 2002 through December 31, 2002 (Successor Company) and the periods January 1, 2002 through October 31, 2002 (Predecessor Company).


     -----------------------------

*    Incorporated by reference.

**   To be filed by amendment pursuant to Item 3-09(b) of Regulation S-X.

***  Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and
Shareholders of Leucadia National Corporation:

We have completed an integrated audit of Leucadia National Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of WilTel for the period from January 1, 2003 through November 5, 2003. For this period, WilTel was accounted for on the equity method and from January 1, 2003 through November 5, 2003 had a net loss of approximately $109,000,000, of which the Company's 47.4% share was approximately $52,000,000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for WilTel, is based on the report of other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting", in Part II, Item 9A of this Report, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.




PricewaterhouseCoopers LLP
New York, New York
March 11,  2005

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands, except par value)

                                                                                             2004                  2003
                                                                                             ----                  ----
ASSETS
------
Current assets:
   Cash and cash equivalents                                                           $   486,948             $   214,390
   Investments                                                                           1,106,322                 714,363
   Trade, notes and other receivables, net                                                 414,552                 372,104
   Prepaids and other current assets                                                        52,127                  49,506
                                                                                       ------------            ------------
       Total current assets                                                              2,059,949               1,350,363
Non-current investments                                                                    726,782                 673,742
Notes and other receivables, net                                                            16,906                 193,459
Other assets                                                                               203,096                 223,970
Property, equipment and leasehold improvements, net                                      1,332,876               1,524,718
Investments in associated companies                                                        460,794                 430,912
                                                                                       ------------            ------------

           Total                                                                       $ 4,800,403             $ 4,397,164
                                                                                       ============            ============

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                 $   407,350             $   377,473
   Deferred revenue                                                                         52,632                  47,311
   Other current liabilities                                                                94,956                  89,390
   Customer banking deposits due within one year                                            18,472                 103,331
   Debt due within one year                                                                 68,237                  23,956
   Income taxes payable                                                                     17,690                  15,867
                                                                                       ------------            ------------
       Total current liabilities                                                           659,337                 657,328
Long-term deferred revenue                                                                 161,206                 156,582
Other non-current liabilities                                                              213,309                 234,446
Non-current customer banking deposits                                                        6,119                  42,201
Long-term debt                                                                           1,483,504               1,154,878
                                                                                       ------------            ------------
       Total liabilities                                                                 2,523,475               2,245,435
                                                                                       ------------            ------------

Commitments and contingencies

Minority interest                                                                           18,275                  17,568
                                                                                       ------------            ------------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 150,000,000 shares;
   107,600,403 and 106,235,253 shares issued and outstanding, after
   deducting 42,399,597 shares held in treasury                                            107,600                 106,235
Additional paid-in capital                                                                 598,504                 577,863
Accumulated other comprehensive income                                                     136,138                 152,251
Retained earnings                                                                        1,416,411               1,297,812
                                                                                       ------------            ------------
       Total shareholders' equity                                                        2,258,653               2,134,161
                                                                                       ------------            ------------

           Total                                                                       $ 4,800,403             $ 4,397,164
                                                                                       ============            ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)

                                                                                   2004            2003           2002
                                                                                   ----            ----           ----
REVENUES AND OTHER INCOME:
--------------------------
   Telecommunications                                                         $ 1,582,948     $   231,930    $     -
   Healthcare                                                                     257,262          71,039          -
   Manufacturing                                                                   64,055          53,327         50,744
   Finance                                                                         10,037          55,091         87,812
   Investment and other income                                                    204,873         127,631        133,667
   Net securities gains (losses)                                                  142,936           9,953        (37,066)
                                                                              ------------    ------------   ------------
                                                                                2,262,111         548,971        235,157
                                                                              ------------    ------------   ------------

EXPENSES:
---------
   Cost of sales:
      Telecommunications                                                        1,129,248         167,653          -
      Healthcare                                                                  216,333          61,280          -
      Manufacturing                                                                45,055          38,998         33,963
   Interest                                                                        96,787          43,002         32,975
   Salaries                                                                       187,880          58,394         41,814
   Depreciation and amortization                                                  226,080          57,297         16,253
   Selling, general and other expenses                                            305,443         154,100        149,296
                                                                              ------------    ------------   ------------
                                                                                2,206,826         580,724        274,301
                                                                              ------------    ------------   ------------
   Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income of
     associated companies                                                          55,285         (31,753)       (39,144)
                                                                              ------------    ------------   ------------
Income tax (benefit) provision:
   Current                                                                        (27,434)        (19,692)      (116,027)
   Deferred                                                                         7,242         (23,750)       (28,048)
                                                                              ------------    ------------   ------------
                                                                                  (20,192)        (43,442)      (144,075)
                                                                              ------------    ------------   ------------
   Income from continuing operations before minority expense
      of trust preferred securities and equity in income of
      associated companies                                                         75,477          11,689        104,931
Minority expense of trust preferred securities, net of taxes                         -             (2,761)        (5,521)
Equity in income of associated companies, net of taxes                             76,479          76,947         54,712
                                                                              ------------    ------------   ------------
   Income from continuing operations                                              151,956          85,875        154,122
Income (loss) from discontinued operations, net of taxes                           (8,269)          3,681          2,989
Gain on disposal of discontinued operations, net of taxes                           1,813           7,498          4,512
                                                                              ------------    ------------   ------------

           Net income                                                         $   145,500     $    97,054    $   161,623
                                                                              ============    ============   ============

Basic earnings (loss) per common share:
   Income from continuing operations                                             $   1.42        $    .94       $   1.85
   Income (loss) from discontinued operations                                        (.08)            .04            .04
   Gain on disposal of discontinued operations                                        .02             .08            .05
                                                                                 ---------       ---------      ---------
           Net income                                                            $   1.36        $   1.06       $   1.94
                                                                                 =========       =========      =========

Diluted earnings (loss) per common share:
   Income from continuing operations                                             $   1.40        $    .93       $   1.83
   Income (loss) from discontinued operations                                        (.08)            .04            .04
   Gain on disposal of discontinued operations                                        .02             .08            .05
                                                                                 ---------       ---------      ---------
           Net income                                                            $   1.34        $   1.05       $   1.92
                                                                                 =========       =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

                                                                                           2004              2003            2002
                                                                                           ----              ----            ----
Net cash flows from operating activities:
-----------------------------------------
Net income                                                                            $   145,500      $    97,054     $   161,623
Adjustments to reconcile net income to net cash provided by (used for)
  operations:
  Deferred income tax provision (benefit)                                                   7,242          (23,847)        (28,048)
  Depreciation and amortization of property, equipment and leasehold improvements         232,600           65,723          21,624
  Other amortization                                                                        3,316           (4,624)         (5,427)
  Provision for doubtful accounts                                                          (5,366)          20,098          36,248
  Net securities (gains) losses                                                          (142,936)          (9,953)         37,066
  Equity in income of associated companies, net of taxes                                  (76,479)         (76,947)        (54,712)
  Distributions from associated companies                                                  23,878           25,359          43,807
  Gain on disposal of real estate, property and equipment, loan receivables and
   other assets                                                                           (60,866)         (23,429)        (35,051)
  Gain on disposal of discontinued operations                                              (1,813)          (7,498)         (4,512)
  Investments classified as trading, net                                                  (68,612)          (8,133)         48,990
  Net change in:
   Trade, notes and other receivables                                                      19,578          (18,306)         10,681
   Prepaids and other assets                                                               11,491          (10,687)         (1,021)
   Trade payables and expense accruals                                                     19,654          (10,996)         11,936
   Other liabilities                                                                      (52,250)         (18,931)         (4,243)
   Deferred revenue                                                                         9,945            2,045             -
   Income taxes payable                                                                     1,823          (14,276)       (137,327)
  Other                                                                                     1,732           (3,158)          2,934
  Net change in net assets of discontinued operations                                         -             (3,994)         (5,384)
                                                                                      ------------     ------------    ------------

   Net cash provided by (used for) operating activities                                    68,437          (24,500)         99,184
                                                                                      ------------     ------------    ------------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of property, equipment and leasehold improvements                             (97,412)         (84,665)        (17,106)
Acquisition of and capital expenditures for real estate investments                       (23,022)         (67,925)        (20,748)
Proceeds from disposals of real estate, property and equipment, and other assets          123,302          111,134         108,146
Investment in WilTel, Symphony and WebLink, net of cash acquired                              -            114,524             -
Proceeds from disposal of discontinued operations, net of expenses                         22,311              -            66,241
Reduction in cash related to sale of subsidiary, net of cash proceeds from sale               -             (4,466)        (18,979)
Advances on loan receivables                                                                  -             (2,981)        (81,650)
Principal collections on loan receivables                                                  41,862          138,259         174,718
Proceeds from sale of loan receivables                                                    157,134              -               -
Advances on notes receivables                                                                (400)          (2,279)         (2,390)
Collections on notes receivables                                                           27,789           14,176           4,373
Investments in associated companies                                                       (69,398)         (22,350)       (375,307)
Capital distributions from associated companies                                             5,632            7,174            -
Purchases of investments (other than short-term)                                       (2,534,404)      (1,655,294)     (1,143,361)
Proceeds from maturities of investments                                                   869,707          555,148         657,487
Proceeds from sales of investments                                                      1,460,181          683,752         548,249
                                                                                      ------------     ------------    ------------

   Net cash used for investing activities                                                 (16,718)        (215,793)       (100,327)
                                                                                     ------------     ------------    ------------

                                                                                                                 (continued)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

                                                                                            2004             2003            2002
                                                                                            ----             ----            ----
Net cash flows from financing activities:
-----------------------------------------
Net change in customer banking deposits                                                 $ (120,516)      $ (245,845)     $  (82,351)
Issuance of long-term debt, net of issuance costs                                          438,393          304,509           6,145
Reduction of long-term debt                                                                (92,454)          (7,002)        (13,265)
Issuance of convertible preferred shares                                                       -                -            47,507
Issuance of common shares                                                                   22,006            1,293         102,535
Purchase of common shares for treasury                                                         -                (61)           (115)
Dividends paid                                                                             (26,901)         (17,706)        (13,841)
                                                                                        -----------      -----------     -----------

   Net cash provided by financing activities                                               220,528           35,188          46,615
                                                                                        -----------      -----------     -----------

Effect of foreign exchange rate changes on cash                                                311              895             (94)
                                                                                        -----------      -----------     -----------

   Net increase (decrease) in cash and cash equivalents                                    272,558         (204,210)         45,378
Cash and cash equivalents at January 1,                                                    214,390          418,600         373,222
                                                                                        -----------      -----------     -----------

Cash and cash equivalents at December 31,                                               $  486,948       $  214,390      $  418,600
                                                                                        ===========      ===========     ===========

Supplemental disclosures of cash flow information:
------------------------------------------------
Cash paid during the year for:
   Interest                                                                             $   89,707       $   40,856      $   34,681
   Income tax payments (refunds), net                                                   $  (26,024)      $   (5,098)     $   17,314

Non-cash investing activities:
------------------------------
Common stock issued for acquisition of WilTel Communications Group, Inc.                $        -       $  422,830       $      -


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except par value and per share amounts)

                                                      Series A
                                                     Non-Voting     Common                   Accumulated
                                                    Convertible     Shares     Additional      Other
                                                     Preferred      $1 Par      Paid-In     Comprehensive     Retained
                                                        Stock        Value      Capital      Income (Loss)     Earnings     Total
                                                   -------------        -----      -------      -------------     --------     -----


BALANCE, JANUARY 1, 2002                           $      -       $  82,977    $ 27,132       $ 14,662     $ 1,070,682  $ 1,195,453
                                                                                                                        ------------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $14,215                                                    26,331                       26,331
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $1,691                                                        16,375                       16,375
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $724                                               (1,343)                      (1,343)
   Net income                                                                                                  161,623      161,623
                                                                                                                        ------------
     Comprehensive income                                                                                                   202,986
                                                                                                                        ------------
Issuance of convertible preferred shares                47,507                                                               47,507
Issuance of common shares                                             4,361      97,132                                     101,493
Exercise of options to purchase common shares                            69         973                                       1,042
Purchase of stock for treasury                                           (4)       (111)                                       (115)
Dividends ($.17 per common share)                                                                              (13,841)     (13,841)
                                                   ------------ ------------ ------------  ------------    ------------ ------------

BALANCE, DECEMBER 31, 2002                              47,507       87,403     125,126         56,025       1,218,464    1,534,525
                                                                                                                        ------------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $55,738                                                   103,776                      103,776
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $701                                                           7,739                        7,739
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $888                                               (1,650)                      (1,650)
   Net change in minimum pension liability,
     net of taxes of $7,345                                                                    (13,639)                     (13,639)
   Net income                                                                                                   97,054       97,054
                                                                                                                        ------------
     Comprehensive income                                                                                                   193,280
                                                                                                                        ------------
Issuance of common shares on acquisition of
   WilTel Communications Group, Inc.                                 16,735     406,095                                     422,830
Conversion of convertible preferred shares into
    common shares                                      (47,507)       2,022      45,485                                         -
Exercise of options to purchase common shares                            79       1,214                                       1,293
Purchase of stock for treasury                                           (4)        (57)                                        (61)
Dividends ($.17 per common share)                                                                              (17,706)     (17,706)
                                                   ------------ ------------ ------------  ------------    ------------ ------------
BALANCE, DECEMBER 31, 2003                                -         106,235     577,863        152,251       1,297,812    2,134,161
                                                                                                                        ------------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $0                                                         (8,592)                      (8,592)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                             6,807                        6,807
   Net change in unrealized gain (loss) on
     derivative  instruments, net of taxes of $0                                                  (355)                       (355)
   Net change in minimum pension liability, net
     of taxes of $0                                                                            (13,973)                     (13,973)
   Net income                                                                                                  145,500      145,500
                                                                                                                        ------------
     Comprehensive income                                                                                                   129,387
                                                                                                                        ------------
Exercise of warrants to purchase common shares                        1,200      17,960                                      19,160
Exercise of options to purchase common shares                           165       2,681                                       2,846
Dividends ($.25 per common share)                                                                              (26,901)     (26,901)
                                                   ------------ ------------ ------------  ------------    ------------ ------------
BALANCE, DECEMBER 31, 2004                         $       -    $   107,600  $   598,504   $   136,138     $ 1,416,411  $ 2,258,653
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

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations:
   --------------------

The Company is a diversified holding company engaged in a variety of businesses, including telecommunications, healthcare services, manufacturing, banking and lending, real estate activities, winery operations, and property and casualty reinsurance, principally in markets in the United States, and development of a copper mine in Spain. The Company continuously evaluates the retention and disposition of its existing operations and frequently investigates the acquisition of new businesses. Changes in the mix of the Company's owned businesses and investments should be expected.

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

The Company's banking and lending operations have historically consisted of making collateralized instalment loans primarily funded by customer banking deposits to individuals who had difficulty obtaining credit. However, as a result of increased loss experience and declining profitability, the Company has ceased originating all loans. The segment's current operating activities are concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolio and discharging deposit liabilities as they come due. The Company's banking and lending subsidiary intends to ultimately surrender its national bank charter.

The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale.

The Company's winery operations consist of two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon, which primarily produce and sell wines in the luxury segment of the premium table wine market. The Company's copper mine development operations consist of its 72.1% interest in MK Resources Company ("MK Resources") (formerly MK Gold Company), a public company traded on the NASD OTC Bulletin Board (Symbol: MKRR).

2. Significant Accounting Policies:
   -------------------------------

(a) Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a material impact on the Company's financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won't be known until a later date. Actual results could differ from these estimates.

   --------------------------------

Income Taxes - The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. Historically, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

Subsequent to the acquisition of all of the outstanding common stock of WilTel, WilTel became a member of the Company's consolidated tax return. WilTel has significant net operating loss carryforwards (NOLs) and other tax attributes, some of which are available to offset the future taxable income of other members of the Company's consolidated federal tax return. The Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition (see allocation of the purchase price in Note 3). Before the Company can recognize a net deferred tax asset, it will need to demonstrate that on a pro forma combined basis with WilTel it will have had positive cumulative pre-tax income over a period of years. At that time, any decrease to the valuation allowance will be based significantly upon the Company's assumptions and projections of its future income, which are inherently uncertain.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether a long-lived asset (or asset group) is recoverable is based on management's estimate of undiscounted future cash flows attributable to the asset as compared to its carrying value. If the carrying amount of the asset (or asset group) is greater than the undiscounted cash flows, then the carrying amount of the asset is considered to be not recoverable. The amount of the impairment recognized would be determined by estimating the fair value for the asset (or asset group) and recording a provision for the excess of the carrying value over the fair value.

As of December 31, 2004, the carrying amount of the Company's investment in the mineral rights and mining properties of MK Resources was approximately $85,400,000. The recoverability of this asset is entirely dependent upon the success of MK Resource's mining project at the Las Cruces copper deposit in the Pyrite Belt of Spain. Mining will be subject to obtaining required permits, obtaining both debt and equity financing for the project, engineering and construction. In addition, the actual price of copper, the operating cost of the mine and the capital cost (in U.S. dollars) to build the project and bring the mine into production will affect the recoverability of this asset. The Las Cruces project has been granted government subsidies of 47.5 million euros ($62,900,000); however, the grants require MK Resources to make certain capital expenditures by March 27, 2005, a deadline that it will not be able to meet principally because of delays in obtaining permits. Las Cruces has filed a request to further extend the deadline, but has been informed that the government will not act on the extension request prior to the current expiration.

To date, the Company has been the sole source of funding for the Las Cruces project. The amount of equity capital and third party financing that can be obtained for the project and its related cost will be significantly affected by the assessment of potential investors and lenders of the current and expected future market price of copper, as well as current market conditions for this type of investment. During 2004, MK Resources was unsuccessful in raising equity capital for the project, due to unfavorable market conditions at the time. MK Resources continues to explore financing possibilities. Based on the current status of the project, MK Resource's estimate of future cash flows and its assessment of financing possibilities, the Company believes the carrying amount of its investment is recoverable. However, if the Company is unable to obtain the permits required to begin construction of the mine and commence mining activities, is unable to obtain financing for the project or the capital cost of the project changes significantly, it is likely that this investment will be impaired.

   --------------------------------

As of December 31, 2004, the carrying amount of the Company's investment in its manufacturing facility located in Belgium was approximately $17,900,000. The Belgium facility, which became operational in the third quarter of 2001, has not yet achieved the level of revenues and profitability originally expected by the Company, primarily due to the segment's loss of a major multi-national customer and insufficient demand from other customers. During 2004, a new general manager was hired at the facility to develop and implement marketing and sales initiatives directed at generating revenue growth. Operating results at the facility improved during 2004 as sales grew significantly compared to 2003 and the business achieved positive cash flow. However, new customer acquisitions must continue in order for the facility to reach profitability. Based on the current business plan, which includes estimates of revenue growth, the Company believes that its investment in the Belgium facility is recoverable. However, if the estimated revenue growth is not achieved, the carrying amount of the facility is likely to be impaired.

Acquisition of WilTel - In connection with accounting for the acquisition of WilTel, significant judgments and estimates were made to determine the fair values of certain liabilities, including liabilities for net unfavorable long-term commitments and deferred revenue, many of which required the Company to make assumptions about the future. To determine the fair value of deferred revenue, the Company had to assess transactions having limited activity in the current telecommunications market environment. The Company considered market indicators related to pricing, pricing for comparable transactions, as well as the legal obligation of the Company to provide future services. The Company also assumed it would continue to perform its contractual obligations through the term of its contracts. Revenue is recognized on these contracts as services are performed, typically on a straight-line basis over the remaining length of the contract. In the future, if the Company settles these obligations or they are otherwise terminated prior to completion of the performance obligation, the Company would likely recognize a gain equal to the carrying amount of the obligation. At December 31, 2004, the amount reflected in the consolidated balance sheet for deferred revenue was $213,800,000.

The Company evaluated the fair value of long-term commitments that were either above or below the current market rates for similar transactions, and the fair value of telecommunications capacity commitments that are not required based on WilTel's current operating plans. These commitments primarily consist of real estate leases and international capacity contracts. In order to determine the fair values of these agreements, the Company made significant assumptions concerning future market prices, future capacity utilization, the ability to enter into subleasing arrangements and that the commitments will not be terminated prior to their expiration dates. The accrued liability is amortized on a straight-line basis over the life of the commitments. Results of operations in the future would be impacted by any subsequent adjustment to this liability, which could result from negotiating a termination or reduction of its contractual obligation with contract counter-parties or sublease activity that is different from the Company's original assumptions. At December 31, 2004, the balance relating to those unfavorable long-term commitments was $44,900,000.

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

   --------------------------------

Accruals for Access Costs - WilTel's access costs primarily include variable charges paid to vendors to originate and/or terminate switched voice traffic, which are based on actual usage at negotiated or regulated contract rates, and fixed charges for leased lines for dedicated facilities. At the end of each reporting period, WilTel's estimated accrual for incurred but not yet billed costs is based on internal usage reports. The accrual is subsequently reconciled to actual invoices as they are received, which is a process that can take several months to complete. This process includes an invoice validation procedure that normally identifies errors and inaccuracies in rate and/or volume components of the invoices resulting in numerous invoice disputes. It is WilTel's policy to adjust the accrual for the probable amount it believes will ultimately be paid on disputed invoices, a determination which requires significant estimation and judgment. Due to the number of different negotiated and regulated rates, constantly changing traffic patterns, uncertainty in the ultimate resolution of disputes, the period of time required to complete the reconciliation and delays in invoicing by access vendors, changes in these estimates should be expected.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. As of December 31, 2004, the Company's consolidated balance sheet includes litigation reserves of $21,500,000, all of which relate to WilTel litigation. Estimating the ultimate outcome of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within the power of the Company to control. The Company does not believe that any of these matters will have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity. However, if the amounts ultimately paid at the resolution of a litigation matter are significantly different than the Company's recorded reserve amount, the difference could be material to the Company's consolidated results of operations and, with respect to WilTel, settlement amounts are likely to be material to its liquidity.

(b) Consolidation Policy: The consolidated financial statements include the accounts of the Company, all variable interest entities of which the Company or a subsidiary is the primary beneficiary, and all majority-controlled entities that are not variable interest entities. All intercompany transactions and balances are eliminated in consolidation.

Associated companies are investments in equity interests that are accounted for on the equity method of accounting. These include investments in corporations that the Company does not control but has the ability to exercise significant influence and investments in limited partnerships in which the Company's interest is more than minor.

Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.

(c) Stock Split: On December 31, 2004, a three-for-two stock split was effected in the form of a 50% stock dividend that was paid to shareholders of record on December 23, 2004. The financial statements (and notes thereto) give retroactive effect to the stock split for all periods presented.

(d) Cash Equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $302,900,000 and $79,100,000 at December 31, 2004 and 2003, respectively.

(e) Investments: At acquisition, marketable debt and equity securities are designated as either i) held to maturity, which are carried at amortized cost,
ii) trading, which are carried at estimated fair value with unrealized gains and losses reflected in results of operations, or iii) available for sale, which are carried at estimated fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes.

Held to maturity investments are made with the intention of holding such securities to maturity, which the Company has the ability to do. Estimated fair values are principally based on quoted market prices.

   --------------------------------

Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The writedowns are included in Net securities gains (losses) in the Consolidated Statements of Operations. The cost of securities sold is based on average cost.

(f) Property, Equipment and Leasehold Improvements: Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

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

Telecommunications cost of sales include leased capacity, right of way costs, access charges, other third party circuit costs, satellite transponder lease costs, and package delivery costs and blank tape media costs related to advertising distribution services. WilTel does not defer installation costs.

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

Other: Healthcare revenues are recognized when the services are provided. Manufacturing revenues are recognized when title passes, which is generally upon shipment of goods. Revenue from loans made by the banking and lending operations is recognized over the term of the loan to provide a constant yield on the daily principal balance outstanding. Revenue from the sale of real estate is generally recognized when title passes;

   --------------------------------

however, if the Company is obligated to make improvements to the real estate subsequent to closing, revenues are deferred and recognized under the percentage of completion method of accounting.

 (h) Income Taxes: The Company provides for income taxes using the liability method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset. A valuation allowance is provided if deferred tax assets are not considered to be more likely than not to be realized.

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

Amounts recorded as income (charges) to investment and other income as a result of accounting for its derivative financial instruments in accordance with SFAS 133 were $3,500,000 and $(1,700,000) for the years ended December 31, 2003 and 2002, respectively, and not material for 2004. Net unrealized losses on derivative instruments were $3,800,000 and $3,400,000 at December 31, 2004 and 2003, respectively.

(j) Translation of Foreign Currency: Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange transaction gains were $2,500,000 for 2002 and not material for 2004 and 2003. Net unrealized foreign exchange translation gains were $14,300,000 and $7,500,000 at December 31, 2004 and 2003, respectively.

(k) Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans.

Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company would have recognized compensation cost of $1,000,000, $800,000 and $600,000 in 2004, 2003 and 2002, respectively.

(l) Recently Issued Accounting Standards: In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

   --------------------------------

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 (which are shown above) no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29" ("SFAS 153"), which is effective for fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 will not have any material effect on the consolidated financial statements; however, SFAS 153 could impact the accounting for future transactions, if any, within its scope.

3. Acquisitions:
   -------------

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

In November 2003, the Company consummated an exchange offer and merger agreement pursuant to which WilTel became a wholly-owned subsidiary of the Company and former WilTel public stockholders received an aggregate of 16,734,690 common shares of the Company. The merger agreement also provided that WilTel stockholders receive contingent sale rights which entitled WilTel stockholders to additional Leucadia common shares under certain circumstances; such contingent sale rights expired in 2004 without payment of any additional consideration. The 2003 acquisition was wholly unrelated to the initial acquisition in 2002; the Company's decision to acquire the remaining WilTel shares was based upon developments subsequent to the initial 2002 purchase.

The aggregate purchase price for the 2003 acquisition was approximately $425,300,000, consisting of $422,800,000 of Leucadia common shares and cash expenses of $2,500,000. The execution of the merger agreement on August 21, 2003 created a measurement date for accounting purposes that is used to determine the per share value of the Leucadia common shares issued. The Company averaged the closing prices of its common shares for the five business day period commencing two business days before and ending two business days after the merger agreement was executed. That average, $25.27 per share, was used to calculate the aggregate value of the Leucadia common shares issued.

   -------------

Following completion of the merger, the Company has consolidated the financial condition and results of operations of WilTel, and no longer accounts for its initial investment in WilTel under the equity method of accounting. The condensed WilTel balance sheet as of the date of acquisition is presented below. It reflects amounts for the acquisition of the WilTel common stock in 2003, and amounts for the acquisition of 47.4% of WilTel's common stock in 2002, all of which were determined based on the estimated fair value of the assets acquired and liabilities assumed as of the date of each acquisition. The carrying amount of the Company's initial 2002 cash investment in WilTel of $353,900,000, including expenses, had been subsequently reduced by $65,400,000, representing the Company's share of WilTel's losses under the equity method of accounting. The aggregate net investment in WilTel shown below of $713,800,000 consists of the carrying amount of the Company's equity investment in WilTel as of November 5, 2003 ($288,500,000) and the aggregate purchase price of the acquisition pursuant to the merger ($425,300,000). All amounts are in thousands.

                                                                  As of
                                                             November 6, 2003
                                                             ----------------
  Assets:
     Current assets:
       Cash and cash equivalents                              $     97,900
       Investments                                                  93,600
       Trade, notes and other receivables, net                     243,400
       Prepaids and other current assets                            62,200
                                                              -------------
         Total current assets                                      497,100
    Non-current investments                                         30,600
     Property and equipment                                      1,214,900
     Intangible assets                                              47,000
     Other assets                                                   38,800
                                                              -------------
         Total assets                                            1,828,400
                                                              -------------

  Liabilities:
     Current liabilities:
       Trade payables and expense accruals                         235,900
       Deferred revenue                                             47,400
       Other current liabilities                                   119,100
       Long-term debt due within one year                            4,000
                                                              -------------
         Total current liabilities                                 406,400
     Long-term deferred revenue                                    154,500
     Other non-current liabilities                                 138,100
     Long-term debt                                                502,700
                                                              -------------
         Total liabilities                                       1,201,700
                                                              -------------
                                                                   626,700
  Allocation to consolidated deferred income taxes                  87,100
                                                              -------------

         Net investment in WilTel                             $    713,800
                                                              =============

Of the $47,000,000 of acquired intangible assets, $10,100,000 was related to Vyvx's tradename (with a weighted-average useful life of approximately fifteen years) and $36,900,000 was related to customer relationships (with a weighted-average useful life of approximately thirteen years), primarily Vyvx customers. The net carrying amount of these intangible assets increased $8,200,000 during 2004 (which is reflected in the balance sheet above), due to the completion of the analyses used to allocate the purchase price to the individual assets acquired, which also resulted in a reduction in the amount initially allocated to property and equipment. See Note 8 for more information concerning intangible asset activity subsequent to the acquisition.

   -------------

Unaudited pro forma operating results for the Company, assuming the acquisition of 100% of WilTel had occurred as of the beginning of each year presented below are as follows (in thousands, except per share amounts):

                                                                                          2003                   2002
                                                                                          ----                   ----

  Revenues                                                                          $  1,730,800           $  1,440,400
  Income (loss) before extraordinary items and cumulative effect of a
     change in accounting principles                                                $     75,400           $   (318,300)
  Net income (loss)                                                                 $     75,400           $   (326,900)
  Per share:
     Basic                                                                                $  .71                 $(3.26)
     Dilutive                                                                             $  .71                 $(3.26)

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

In September 2003, the Company acquired a 90% interest in 8 acres of unimproved land in Washington, D.C. for cash of $53,800,000. Immediately following the acquisition, mortgage financing of $15,000,000 was obtained, which is non-recourse to the Company, that reduced the Company's net cash investment in the property to $38,800,000. Subsequent to the acquisition, the mortgage lender provided an additional $5,000,000 of such non-recourse financing, which further reduced the Company's net cash investment. The land is zoned for a minimum of 2,000,000 square feet of commercial office space, which the Company intends to develop in phases, once acceptable tenants or purchasers are identified.

   -------------

In December 2003, the Company purchased all of the debt obligations under the senior secured credit facility of ATX Communications, Inc. and certain of its affiliates (collectively "ATX") for $25,000,000, and also entered into an amendment to the facility pursuant to which the Company agreed to refrain from exercising certain of its rights under the facility, subject to certain conditions. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the U.S.

As contemplated at the time of the Company's purchase, in January 2004, ATX commenced a voluntary Chapter 11 case in order to reorganize its financial affairs. During 2004, the Company provided debtor-in-possession financing to ATX of $5,000,000. This financing is secured by liens on substantially all of ATX's assets, and is expected to be repaid upon ATX's emergence from bankruptcy. In January 2005, ATX filed its First Amended Joint Plan of Reorganization (the "Plan") and related disclosure statement. The Plan was filed after agreements were reached with major stakeholders and/or the representatives of major stakeholders in the bankruptcy case. The Plan contemplates that the Company will convert its current investment in the ATX credit facility into 95% of the new common stock of the reorganized ATX and a new $25,000,000 senior secured note which bears interest at 10%. In addition, the Company will provide up to $25,000,000 of exit financing to ATX to fund bankruptcy related payments and working capital requirements, which includes the repayment of the Company's $5,000,000 debtor-in-possession financing. The Plan is subject to approval by the bankruptcy court and creditors. Assuming that ATX is reorganized as contemplated in the Plan, the Company will consolidate ATX as of the date the Plan becomes effective.

In July 2004, the Company invested $50,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", INTL is a variable interest entity and the Company is currently the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. In October 2004, the Company invested an additional $25,000,000 in INTL. INTL plans to sell additional membership interests in the future, which if accomplished could result in the Company no longer accounting for INTL as a consolidated subsidiary. At December 31, 2004, INTL had total assets of $79,600,000, which are reflected as investments in the Company's consolidated balance sheet, and its liabilities were not material.
The creditors of INTL have recourse only to the assets of INTL and do not have recourse to any other assets of the Company. The Company can generally withdraw its capital account interest upon 90 days notice, subject to the manager's ability to liquidate security positions in an orderly manner. For the year ended December 31, 2004, the Company recorded $2,200,000 of pre-tax income relating to INTL. The Company has included INTL in its Corporate segment.

4. Investments in Associated Companies:
   -----------------------------------

The Company has investments in several Associated Companies. The amounts reflected as equity in income of associated companies in the consolidated statements of operations are net of income tax provisions of $15,000,000, $70,100,000 and $36,700,000 for the years ended December 31, 2004, 2003 and
2002, respectively. Included in consolidated retained earnings at December 31, 2004 is approximately $124,000,000 of undistributed earnings of the associated companies.

JPOF II

During 2000, the Company invested $100,000,000 in the equity of a limited liability company, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), that is a registered broker-dealer. JPOF II is managed by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $16,200,000,

   ------------------------------------

$14,800,000 and $15,200,000, respectively, of pre-tax income from this investment under the equity method of accounting. These earnings were distributed by JPOF II as dividends shortly after the end of each year.

Olympus

In December 2001, the Company invested $127,500,000 for an approximate 25% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. In June 2003, the Company sold 567,574 common shares of Olympus back to Olympus for total proceeds of $79,500,000. The Company recognized a $1,500,000 gain on the sale which is reflected in other income for the year ended December 31, 2003. The shares were sold to Olympus as part of an issuer tender offer available to all of its shareholders. After completion of the tender, the Company's interest in Olympus declined from 25% to 16.1%. Although the Company's equity interest declined below 20%, the Company continued to account for its investment under the equity method of accounting because of its ability to exercise significant influence. As a result of redemptions of other investors' equity interests in the first half of 2004, the Company's percentage interest in Olympus has increased to 19%. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $9,700,000, $40,400,000 and $24,100,000, respectively, of pre-tax income from this investment under the equity method of accounting.

EagleRock

In December 2001, the Company invested $50,000,000 in EagleRock Capital Partners
(QP), LP ("EagleRock"), a limited partnership that invests and trades in securities and other investment vehicles. Pre-tax results of $29,400,000, $49,900,000 and $(4,500,000) for the years ended December 31, 2004, 2003 and
2002, respectively, were recorded from this investment under the equity method of accounting. The results reported by the partnership since its inception include both realized and changes in unrealized gains and losses in its portfolio. In 2004, $3,700,000 was distributed by EagleRock to the Company.

HomeFed

In October 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed Corporation ("HomeFed") for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed's common stock, which represented approximately 30% of HomeFed's outstanding common stock. At December 31, 2004 and 2003, the deferred gain on this sale was $6,800,000 and $7,900,000, respectively, which is being recognized into income as CDS's principal asset, the real estate project known as San Elijo Hills, is developed and sold. For the years ended December 31, 2004 and 2003, the Company recorded $10,000,000 and $16,200,000 of pre-tax income from this investment under the equity method of accounting. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. HomeFed is a public traded company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

As a result of a 1998 distribution to all of the Company's shareholders, approximately 9.4% and 9.5% of HomeFed is owned by the Company's Chairman and President, respectively. Both are also directors of HomeFed and the Company's President serves as HomeFed's Chairman.

Pershing

In January 2004, the Company invested $50,000,000 in Pershing Square, L.P. ("Pershing"), a limited partnership that is authorized to engage in a variety of investing activities. The Company redeemed its interest as of December 31, 2004, and the total amount due from Pershing of $71,300,000 (which was paid during the first quarter of 2005) is included in trade, notes and other receivables, net in the Company's consolidated balance sheet.

   ------------------------------------

Other

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

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2004, except for Berkadia LLC ("Berkadia") and WilTel which are separately summarized below. (Amounts are in thousands.)


                                                                                   2004              2003
                                                                                   ----              ----

  Assets                                                                      $ 2,247,000       $  2,062,300
  Liabilities                                                                     969,200            812,600
                                                                              ------------      -------------
         Net assets                                                           $ 1,277,800       $  1,249,700
                                                                              ============      =============
  The Company's portion of the reported net assets                            $   440,200       $    411,900
                                                                              ============      =============

                                                                                    2004              2003          2002
                                                                                    ----              ----          ----

  Total revenues                                                              $    914,500      $    890,900    $  479,200
  Income from continuing operations before extraordinary items                $    221,000      $    374,700    $  133,400
  Net income                                                                  $    221,000      $    374,700    $  136,600
  The Company's equity in net income                                          $     90,700      $    119,900    $   39,200


The Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its investment.

Berkadia

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

During 2001, Berkadia was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the commitment, and a $60,000,000 funding fee upon funding of the Berkadia Loan. The Company's share of these fees, $60,000,000 in the aggregate, was distributed to the Company shortly after the fees were received. In connection with the funding commitment, in February 2001, FINOVA entered into a ten-year management agreement with the Company, for which the Company receives an annual fee of $8,000,000. The management agreement remains in effect even though the Berkadia Loan has been repaid.

   ------------------------------------

Under the agreement governing Berkadia, the Company and Berkshire Hathaway agreed to equally share the commitment fee, funding fee and all management fees. All income related to the Berkadia Loan, after payment of financing costs, was shared 90% to Berkshire Hathaway and 10% to the Company.

In August 2001, Berkadia transferred $5,540,000,000 in cash to FINOVA Capital, representing the $5,600,000,000 loan reduced by the funding fee of $60,000,000, in exchange for a $5,600,000,000 note from FINOVA Capital and the FNV Shares. Under GAAP, Berkadia was required to allocate the $5,540,000,000 cash transferred, reduced by the previously received $60,000,000 commitment fee, between its investment in the Berkadia Loan and the FNV Shares, based upon the relative fair values of the securities received. Further, the fair value of the FNV Shares was presumed to be equal to the trading price of the stock on the day Berkadia received the FNV Shares, with only relatively minor adjustments allowed for transfer restrictions and the inability of the traded market price to account for a large block transfer. The requirement to use the trading price as the basis for the fair value estimate resulted in an initial book value for the FNV Shares of $188,800,000, which was far in excess of the $17,600,000 aggregate book net worth of FINOVA on the effective date of the Plan, and was inconsistent with the Company's view that the FINOVA common stock has a very limited value. Based on this determination of fair value, Berkadia recorded an initial investment in the FNV Shares of $188,800,000 and in the Berkadia Loan of $5,291,200,000. The allocation of $188,800,000 to the investment in the common stock of FINOVA, plus the $120,000,000 of cash fees received, were reflected as a discount from the face amount of the Berkadia Loan. The discount was amortized to income over the life of the Berkadia Loan under the effective interest method.

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

Subsequent to acquisition, Berkadia accounted for its investment in the FINOVA common stock under the equity method of accounting. During 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's investment in FINOVA's common stock to zero. Berkadia's recognition of any future FINOVA losses was suspended at that time. Although the Company had no cash investment in Berkadia, since it guaranteed 10% of the third party financing provided to Berkadia, the Company recorded its share of any losses recorded by Berkadia, up to the amount of the Company's guarantee. For the years ended December 31, 2004, 2003 and 2002, the Company's equity in the income of Berkadia consists of the following (in thousands):

                                                                                     2004             2003           2002
                                                                                     ----             ----           ----

   Net interest spread on the Berkadia Loan - 10% of total                       $      -         $  2,400        $  6,100
   Net interest savings                                                               300            2,000             500
   Amortization of Berkadia Loan discount related to cash fees -
      50% of total                                                                    200           29,100          22,900
   Amortization of Berkadia Loan discount related to FINOVA
      stock - 50% of total                                                            300           45,700          36,100
                                                                                 ---------        ---------       ---------

      Equity in income of associated companies - Berkadia                        $    800         $ 79,200        $ 65,600
                                                                                 =========        =========       =========

The following table provides certain summarized data with respect to Berkadia at December 31, 2003 and for the years ended December 31, 2004, 2003 and 2002. Since Berkadia has distributed all of its cash to its members and the carrying amount of its investment in FINOVA is zero, it has no assets or liabilities as of December 31, 2004. (Amounts are in thousands.)

   ------------------------------------


                                                                                                    2003
                                                                                                    ----
   Assets                                                                                      $   526,400
   Liabilities                                                                                     525,600
                                                                                               ------------
          Net assets                                                                           $       800
                                                                                               ============

                                                                                    2004            2003             2002
                                                                                    ----            ----             ----
   Total revenues                                                             $     2,400      $   198,800     $    245,200
   Income from continuing operations before extraordinary items
      and cumulative effect of a change in accounting principle               $     2,200      $   180,400     $    180,900
   Net income                                                                 $     2,200      $   180,400     $    180,900


WilTel

Prior to its acquisition in 2003 of the remaining shares of WilTel's outstanding common stock, the Company accounted for its 47.4% interest in WilTel under the equity method of accounting. For the period January 1, 2003 through November 5, 2003 (the day before the acquisition was consummated) and for the period from the initial 2002 purchase through December 31, 2002, the Company recorded $52,100,000 and $13,400,000, respectively, of pre-tax losses from this investment under the equity method of accounting. The amounts recorded in 2003 include the Company's share of WilTel's income from the recognition of non-operating settlement gains related to the termination of various agreements that released WilTel from previously accrued obligations, recoveries of previously written off receivables and a gain on the sale of a subsidiary. The Company's share of these gains was approximately $31,200,000, for which no tax provision was recorded.

The following table provides certain summarized data with respect to WilTel for the periods from January 1, 2003 through November 5, 2003, and from the initial 2002 purchase through December 31, 2002. (Amounts are in thousands.)

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

   ------------------------

Based upon the market price of the Metrocall stock received and the fair value of the warrants received as of the date of sale, the Company reported a pre-tax gain on disposal of discontinued operations of $11,500,000. The vesting criteria for the remaining warrants were satisfied during 2004, and the Company recorded $2,200,000 as gain on disposal of discontinued operations (net of minority interest), which represented the estimated fair value of the warrants.

During the fourth quarter of 2004, WebLink exercised all of its warrants and subsequently tendered all of its Metrocall shares as part of a merger agreement between Metrocall and Arch Wireless, Inc. WebLink received cash of $19,900,000 and 675,607 common shares of the new parent company (USA Mobility, Inc., which had a fair market value of $25,000,000 when received), resulting in a pre-tax gain of $15,800,000 that is included in net securities gains of continuing operations. The Company's investment in the shares of USA Mobility at December 31, 2004 are classified as a non-current investment.

In October 2004, the Company sold a commercial real estate property and classified it as a discontinued operation. During the second quarter of 2004, the Company recorded a non-cash charge of approximately $7,100,000 to reduce the carrying amount of this property to its estimated fair value. The Company recorded an additional loss of $600,000 in the fourth quarter of 2004 resulting principally from mortgage prepayment penalties incurred upon satisfaction of the property's mortgage at closing. Operating results for this property were not material in prior years.

In the fourth quarter of 2004, the Company sold its geothermal power business and classified it as a discontinued operation. This business had been included in the Company's Other Operations segment. The Company received proceeds of $14,800,000, net of closing costs, and recognized a pre-tax gain of $200,000.

During 2003, the Company settled certain tax payment responsibilities with the purchaser of Colonial Penn Insurance Company. Income from discontinued operations for the year ended December 31, 2003 includes a payment of $1,800,000 from the purchaser to reimburse the Company for tax payments previously made.

A summary of the results of discontinued operations is as follows for the three year period ended December 31, 2004 (in thousands):


                                                                                      2004             2003              2002
                                                                                      ----             ----              ----

Revenues and other income:
   Wireless messaging revenues                                                    $      -          $  57,900         $    -
   Investment and other income                                                        6,441             7,670           19,552
   Net securities losses                                                                 -                 -              (364)
                                                                                   ---------        ----------        ---------
                                                                                      6,441            65,570           19,188
                                                                                   ---------        ----------        ---------
Expenses:
   Wireless messaging network operating expenses                                         -             31,354              -
   Interest                                                                             382               548            2,735
   Salaries                                                                              -              9,947              505
   Selling, general and other expenses                                               14,328            20,782           11,178
                                                                                   ---------        ----------        ---------
                                                                                     14,710            62,631           14,418
                                                                                   ---------        ----------        ---------

       Income (loss) before income taxes                                             (8,269)            2,939            4,770

Income tax provision (benefit)                                                           -               (742)           1,781
                                                                                   ---------        ----------        ---------

       Income (loss) from discontinued operations, net of taxes                    $ (8,269)        $   3,681         $  2,989
                                                                                   =========        ==========        =========

6. Investments:
   -----------

A summary of investments classified as current assets at December 31, 2004 and 2003 is as follows (in thousands):

                                                                           2004                                 2003
                                                                ------------------------------      ------------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                    Cost         Fair Value           Cost            Fair Value
                                                                ---------       --------------      ----------      ---------------

Investments available for sale                                 $   939,175       $   939,313         $ 606,387        $  623,570
Trading securities                                                 148,602           159,616            74,923            86,392
Other investments, including accrued interest income                 7,393             7,393             4,401             4,401
                                                               ------------      ------------        ----------       -----------

   Total current investments                                   $ 1,095,170       $ 1,106,322         $ 685,711        $  714,363
                                                               ============      ============        ==========       ===========

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2004 and 2003 are as follows (in thousands):

                                                                                           Gross           Gross          Estimated
                                                                        Amortized        Unrealized      Unrealized          Fair
                                                                          Cost             Gains          Losses             Value
                                                                        ---------        ----------     ------------      ----------

2004
Bonds and notes:
   United States Government and agencies                                 $ 871,248        $      10      $   1,212        $  870,046
   All other corporates                                                     67,927            1,666            326            69,267
                                                                         ----------       ----------     ----------       ----------

       Total                                                             $ 939,175        $   1,676      $   1,538        $  939,313
                                                                         ==========       ==========     ==========       ==========

2003
Bonds and notes:
   United States Government and agencies                                 $ 524,326        $     225      $      52        $  524,499
   All other corporates                                                     78,190           17,010              -            95,200
Other fixed maturities                                                       3,871                -              -             3,871
                                                                         ----------       ----------     ----------       ----------



       Total                                                             $ 606,387        $  17,235      $      52        $  623,570
                                                                         ==========       ==========     ==========       ==========

Certain information with respect to trading securities at December 31, 2004 and 2003 is as follows (in thousands):

                                                                           2004                                 2003
                                                                ------------------------------      ------------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                  Cost           Fair Value           Cost            Fair Value
                                                                ---------       --------------      ----------      ---------------

Fixed maturities - corporate bonds and notes                    $  67,629        $  77,288         $  69,923         $  80,516
Equity securities                                                   1,413            1,585             3,680             3,983
Other investments                                                  79,560           80,743             1,320             1,893
                                                                ----------       ----------        ----------        ----------
   Total trading securities                                     $ 148,602        $ 159,616         $  74,923         $  86,392
                                                                ==========       ==========        ==========        ==========


   ------------

A summary of non-current investments at December 31, 2004 and 2003 is as follows (in thousands):

                                                                          2004                                  2003
                                                                ------------------------------     --------------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                   Cost           Fair Value           Cost           Fair Value
                                                                ---------       --------------      ----------      ---------------

Investments available for sale                                 $  432,207         $  676,051       $  420,947         $  655,178
Other investments                                                  50,731             50,731           18,564             18,564
                                                               ----------         ----------       ----------         ----------

   Total non-current investments                               $  482,938         $  726,782       $  439,511         $  673,742
                                                               ==========         ==========       ==========         ==========


The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2004 and 2003 are as follows (in thousands):

                                                                                          Gross           Gross          Estimated
                                                                        Amortized       Unrealized      Unrealized          Fair
                                                                          Cost            Gains           Losses            Value
                                                                        ---------       ----------      ----------        ---------
2004
----
Bonds and notes:
   United States Government and agencies                                 $ 150,693       $       51        $   1,148     $  149,596
   States, municipalities and political subdivisions                         7,610                -                -          7,610
   Foreign governments                                                       1,507               79                -          1,586
   All other corporates                                                    125,020           41,568              416        166,172
                                                                         ----------      -----------       ----------     ----------
       Total fixed maturities                                              284,830           41,698            1,564        324,964
                                                                         ----------      -----------       ----------     ----------

Equity securities:
   Preferred stocks                                                            993               -                 -            993
   Common stocks:
     Banks, trusts and insurance companies                                  91,154          194,620                -        285,774
     Industrial, miscellaneous and all other                                55,230           10,868            1,778         64,320
                                                                         ----------      -----------       ----------     ----------

       Total equity securities                                             147,377          205,488            1,778        351,087
                                                                         ----------      -----------       ----------     ----------

                                                                         $ 432,207       $  247,186        $   3,342      $ 676,051
                                                                         ==========      ===========       ==========     ==========

   ------------

                                                                                           Gross           Gross         Estimated
                                                                        Amortized        Unrealized      Unrealized        Fair
                                                                          Cost             Gains          Losses          Value
                                                                       -----------      ------------     -----------     ----------
2003
----
Bonds and notes:
   United States Government and agencies                                $  176,587       $      108      $     431       $  176,264
   States, municipalities and political subdivisions                         2,799                6              -            2,805
   Foreign governments                                                       1,511              155              -            1,666
   All other corporates                                                    108,045           56,753            277          164,521
Other fixed maturities                                                         690                -              -              690
                                                                        -----------      -----------     -----------     -----------

       Total fixed maturities                                              289,632           57,022            708          345,946
                                                                        -----------      -----------     -----------     -----------

Equity securities:
   Preferred stocks                                                            993                -              -              993
   Common stocks:
     Banks, trusts and insurance companies                                  91,154          111,245              -          202,399
     Industrial, miscellaneous and all other                                38,810           66,672              -          105,482
                                                                        -----------      -----------     -----------     -----------

       Total equity securities                                             130,957          177,917              -          308,874
                                                                        -----------      -----------     -----------     -----------

Other                                                                          358               -               -              358
                                                                        -----------      -----------     -----------     -----------

                                                                        $  420,947       $  234,939      $      708      $  655,178
                                                                        ===========      ===========     ===========     ===========

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2004, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                     Amortized          Fair
                                                       Cost             Value
                                                     ---------        ---------
                                                            (In thousands)

Due after one year through five years               $  133,191      $  173,709
Due after five years through ten years                   1,856           2,505
Due after ten years                                      7,610           7,610
                                                    -----------     -----------
                                                       142,657         183,824
Mortgage-backed securities                             142,173         141,140
                                                    -----------     -----------

                                                    $  284,830      $  324,964
                                                    ===========     ===========

The Company owns 375,000 common shares of White Mountains Insurance Group, Ltd. ("WMIG"), for which it paid $75,000,000. WMIG is a publicly traded, Bermuda domiciled financial services holding company, principally engaged through its subsidiaries and affiliates in property and casualty insurance and reinsurance. The Company's president is a director of WMIG. At December 31, 2004 and 2003, the Company's investment in WMIG, which is reflected in non-current investments available for sale, had a market value of $242,300,000 and $172,500,000, respectively. The WMIG shares owned by the Company have the benefit of a registration rights agreement with WMIG.

   ------------

Net unrealized gains on investments were $153,200,000, $161,800,000 and $58,000,000 at December 31, 2004, 2003 and 2002, respectively. Reclassification adjustments included in comprehensive income for the three year period ended December 31, 2004 are as follows (in thousands):


                                                                                          2004            2003           2002
                                                                                          ----            ----           ----

Unrealized holding gains (losses) arising during the period, net of
   tax provision of $0, $56,896 and $12,558                                           $  (26,623)    $  105,861       $  23,253
Less:  reclassification adjustment for (gains) losses included in net
   income, net of tax provision (benefit) of $0, $1,158 and $(1,657)                      18,031         (2,085)          3,078
                                                                                      -----------    -----------      ----------
Net change in unrealized gain on investments, net of tax provision
   of $0, $55,738 and $14,215                                                         $   (8,592)    $  103,776       $  26,331
                                                                                      ===========    ===========      ==========

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at December 31, 2004 (in thousands):

                                                                                                          Unrealized
Description of Securities                                                              Fair Value           Losses
-------------------------                                                              ----------        -----------

United States Government and agencies                                               $    764,151         $      1,274
Mortgage-backed securities                                                               118,718                1,035
Corporate bonds                                                                           46,235                  742
Marketable equity securities                                                              32,484                1,778
                                                                                     -----------          -----------

   Total temporarily impaired securities                                            $    961,588          $     4,829
                                                                                     ===========          ===========


The unrealized losses on the securities issued by the United States Government and agencies and the mortgage-backed securities were caused by interest rate increases and were considered to be minor (approximately .2% and .9%, respectively). The unrealized losses on the securities issued by the United States Government and agencies relate to 48 securities which were primarily purchased in 2004 and substantially all of which mature in 2005. The unrealized losses on the mortgage-backed securities relate to 34 securities substantially all of which were purchased in 2004. The unrealized losses related to the corporate bonds are not considered to be an other than temporary impairment. This determination is based on a number of factors, including the length of time and the extent to which the market value has been less than cost and factors specific to the individual investment. The unrealized losses on marketable equity securities primarily relates to one security which the Company has owned since November 2004 and which is in an unrealized gain position subsequent to year-end.

At December 31, 2004, the Company's investments which have been in a continuous unrealized loss position for 12 months or longer had aggregate gross unrealized losses of approximately $50,000 and an aggregate fair value of approximately $16,400,000. All of these securities were either issued by the United States Government agencies or were mortgage-backed securities.

At December 31, 2004 and 2003, securities with book values aggregating $7,100,000 and $26,300,000, respectively, were on deposit with various regulatory authorities. Securities with book values of $12,100,000 and $11,100,000 at December 31, 2004 and 2003, respectively, collateralized certain swap agreements, and securities with a book value of $11,000,000 and $24,200,000 at December 31, 2004 and 2003, respectively, collateralized certain debt obligations and a related letter of credit.

7. Trade, Notes and Other Receivables, Net:
   -----------------------------------

A summary of trade, notes and other receivables, net at December 31, 2004 and 2003 is as follows (in thousands):


                                                                                       2004              2003
                                                                                       ----              ----

Current trade, notes and other receivables, net:
   Trade receivables                                                                $ 319,746         $ 300,659
   Federal income tax receivable                                                        3,858            25,648
   Receivable from Pershing                                                            71,294               -
   Instalment loan receivables, net of unearned finance charges of
      $112 at December 31, 2003 (a)                                                     2,035            22,461
   Receivables related to securities                                                    5,999             2,451
   Receivables relating to real estate activities                                       1,546             3,640
   Other                                                                               20,998            22,568
                                                                                    ----------        ----------
                                                                                      425,476           377,427
   Allowance for doubtful accounts                                                    (10,924)           (5,323)
                                                                                    ----------        ----------

       Total current trade, notes and other receivables, net                        $ 414,552         $ 372,104
                                                                                    =========         =========

Non-current notes and other receivables, net:
   Instalment loan receivables                                                      $   2,269         $ 182,991
   Receivables relating to real estate activities                                         -              15,767
   Other                                                                               15,281            16,279
                                                                                    ----------        ----------
                                                                                       17,550           215,037
   Allowance for doubtful accounts                                                       (644)          (21,578)
                                                                                    ----------        ----------

       Total non-current notes and other receivables, net                           $  16,906         $ 193,459
                                                                                    ==========        ==========

(a) Contractual maturities of instalment loan receivables at December 31, 2004 were as follows (in thousands): 2005 - $2,000; 2006 - $500; 2007 - $400; 2008 -
$200; and 2009 and thereafter - $1,200.

8. Other Assets:
   ------------

A summary of other assets at December 31, 2004 and 2003 is as follows (in thousands):

                                                                                        2004            2003
                                                                                        ----            ----

Real Estate                                                                       $   131,228      $   144,273
Unamortized debt expense                                                               30,457            8,804
Intangibles:
   Tradename, net of accumulated amortization of $85                                    -                3,427
   Customer relationships, net of accumulated amortization of $491 and $351             1,472           12,459
Deposits                                                                               24,975           39,719
Other                                                                                  14,964           15,288
                                                                                  ------------     ------------

                                                                                  $   203,096      $   223,970
                                                                                  ============     ============


During 2004, the Company recorded $1,900,000 of customer relationship intangible assets in connection with an acquisition made by its manufacturing segment. The manufacturing segment's customer relationship intangible assets are being amortized on a straight-line basis over an average useful life of approximately three years.

   -------------

The Company's total comprehensive income in 2004 and 2003 subsequent to the acquisition of WilTel enabled it to realize certain of WilTel's acquired deferred tax assets which had been fully reserved for at acquisition. The resulting reduction in the valuation allowance for deferred tax assets was applied to reduce the recorded amount of WilTel's identifiable intangible assets to zero.

Amortization expense on intangible assets was $2,300,000 for the year ended December 31, 2004. The estimated aggregate future amortization expense for the customer relationship intangible asset for each of the next five years is as follows (in thousands): 2005 - $654; 2006 - $654; 2007 - $164; and thereafter -
$0.

As previously disclosed in the 2003 10-K, the Las Cruces mineral rights of MK Resources had been classified as an intangible asset. Effective April 2004, the FASB ratified the Emerging Issues Task Force's consensus that mineral rights should be accounted for as tangible assets and classified as a component of property and equipment. In accordance with this pronouncement, the Company has reclassified this asset in the consolidated balance sheet as of December 31, 2003.

9. Property, Equipment and Leasehold Improvements, Net:
   ---------------------------------------------------

A summary of property, equipment and leasehold improvements, net at December 31, 2004 and 2003 is as follows (in thousands):

                                                                                Depreciable
                                                                                   Lives
                                                                                 (in years)             2004              2003
                                                                                ------------           ------            ------

Fiber cable and conduit system                                                      20           $      489,451    $    487,541
Network equipment                                                                  3-7                  315,186         288,157
Right of way                                                                        20                   91,591          95,813
Video satellite and microwave equipment                                           5-20                   18,162          17,640
Buildings and leasehold improvements                                              5-30                  369,886         383,040
Machinery and equipment                                                           2-25                   88,965          89,598
Corporate aircraft                                                                5-10                   85,871         140,033
Mining properties and mineral rights                                               N/A                   92,384          81,641
Computer equipment and software                                                    2-5                   57,605          58,304
General office furniture and fixtures                                             2-13                   29,234          30,165
Construction in progress                                                           N/A                   36,401          15,799
Other                                                                             3-10                    8,414           9,728
                                                                                                 ---------------   -------------
                                                                                                      1,683,150       1,697,459
   Accumulated depreciation and amortization                                                           (350,274)       (172,741)
                                                                                                 ---------------   -------------

                                                                                                 $    1,332,876    $  1,524,718
                                                                                                 ===============   =============


In January 2004, the Company exercised an option to sell two of its corporate aircraft for total proceeds of approximately $38,800,000. The option was received in connection with the purchase of two new corporate aircraft. The Company completed the sales in July 2004, and reported a pre-tax gain of $11,300,000.

10. Trade Payables, Expense Accruals and Other Liabilities:
    ------------------------------------------------------

A summary of trade payables, expense accruals and other liabilities at December 31, 2004 and 2003 is as follows (in thousands):


                                                                                        2004             2003
                                                                                        ----             ----

Trade payables and expense accruals:
   Trade payables                                                                  $  162,448        $  146,793
   Payables related to securities                                                      50,569            48,816
   Accrued compensation, severance and other employee benefits                         77,576            59,913
   Taxes other than income                                                             33,368            31,950
   Accrued interest payable                                                            22,993            20,833
   Amount due on purchase of corporate aircraft                                          -               17,000
   Other                                                                               60,396            52,168
                                                                                   -----------       -----------

                                                                                   $  407,350        $  377,473
                                                                                   ===========       ===========

Other current liabilities:
   Litigation reserves                                                             $   21,494        $   38,362
   Customer deposit (a)                                                                25,000              -
   Unfavorable contract commitments                                                     9,356            12,981
   Liabilities related to real estate activities                                       18,935              -
   Asset retirement obligations                                                         1,728             1,017
   Other                                                                               18,443            37,030
                                                                                   -----------       -----------

                                                                                   $   94,956        $   89,390
                                                                                   ===========       ===========

Other non-current liabilities:
   Unfavorable contract commitments                                                $   35,524        $   43,317
   Asset retirement obligations                                                        41,495            29,432
   Postretirement and postemployment benefits                                          10,896            11,856
   Pension liability                                                                   61,982            63,534
   Liabilities related to real estate activities                                        6,841             9,117
   Other                                                                               56,571            77,190
                                                                                   -----------       -----------

                                                                                   $  213,309        $  234,446
                                                                                   ===========       ===========

(a) In conjunction with a pricing agreement for certain voice services, in January 2004 WilTel's largest customer, SBC Communications, Inc. ("SBC"), paid WilTel $25,000,000 for pre-funding of certain capital expenditures (all the funds were spent during 2004). The agreement required that WilTel return the funds to SBC if, prior to January 31, 2005, WilTel and SBC entered into an agreement for voice transport pricing through December 31, 2006. Since such an agreement was not entered into, during the first quarter of 2005 WilTel will recognize the full amount of this deposit as other income.

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

    -------------------------------------------------------

The Company recorded WilTel's asset retirement obligation of $28,500,000 as of the date the merger was consummated on November 6, 2003. The change in the Company's asset retirement obligation during 2004 was primarily due to additional liabilities incurred of $8,400,000 and accretion expense of $4,500,000.

11. Indebtedness:
    ------------

The principal amount, stated interest rate and maturity of debt outstanding at December 31, 2004 and 2003 are as follows (dollars in thousands):


                                                                                             2004              2003
                                                                                             ----              ----

Parent Company Debt:
   Senior Notes:
      Bank credit facility                                                            $        -       $         -
      7 3/4% Senior Notes due 2013, less debt discount of $431 and $481                      99,569           99,519
      7% Senior Notes due 2013, net of debt (premium) discount of
       $(1,105) and $1,016                                                                  376,105          273,984
   Subordinated Notes:
      8 1/4% Senior Subordinated Notes due 2005                                              19,101           19,101
      7 7/8% Senior Subordinated Notes due 2006, less debt discount of
       $20 and $31                                                                           21,656           21,645
       3 3/4% Convertible Senior Subordinated Notes due 2014                                350,000             -
       8.65% Junior Subordinated Deferrable Interest Debentures due 2027                     98,200             -
   Company-obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely subordinated debt securities of the Company                           -             98,200

Subsidiary Debt:
   WilTel Credit Agreement                                                                  359,368          375,000
    One Technology Center ("OTC") Notes                                                      60,268          119,125
    Aircraft financing                                                                       45,562           47,675
    Industrial Revenue Bonds (with variable interest)                                         9,815            9,815
    Capital leases due 2005 through 2013 with a weighted average
      interest rate of 11.9%                                                                  7,463            8,481
    Other due 2005 through 2011 with a weighted average interest
      rate of 5.7%                                                                          104,634          106,289
                                                                                      --------------   -------------

       Total debt                                                                         1,551,741        1,178,834
Less:  current maturities                                                                   (68,237)         (23,956)
                                                                                      --------------   -------------

       Long-term debt                                                                 $   1,483,504    $   1,154,878
                                                                                      ==============   =============

Parent Company Debt:
At December 31, 2004, the Company had an unsecured bank credit facility of $110,000,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in 2007. At December 31, 2004, no amounts were outstanding under this bank credit facility.

    -------------

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

In April 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 in a private placement transaction. The notes are convertible into the Company's common shares at $45.93 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 21.7707 shares per each $1,000 principal amount of notes subject to adjustment (an aggregate of 7,619,745 shares). The Company has a currently effective shelf registration statement in respect of the notes and the common shares issuable upon conversion of the notes.

In January 1997, the Company issued 8.65% trust issued preferred securities ("Trups") of its wholly-owned subsidiary, Leucadia Capital Trust I (the "Trust"). As a result of the implementation of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Company began classifying the Trups as liabilities on July 1, 2003, and classifies dividends accrued for these securities as interest expense. SFAS 150 did not permit restatement of prior period amounts to reflect the new classification. In 2004, the Company liquidated the Trust and distributed to the Trups holders the 8.65% Junior Subordinated Deferrable Interest Debentures held by the Trust in exchange for their Trups securities. The distribution had no effect on the total debt of the Company.

Subsidiary Debt:
In September 2004, WilTel refinanced its existing $375,000,000 credit agreement debt by entering into an amended credit agreement consisting of a $240,000,000 first lien term loan facility, a $120,000,000 second lien term loan facility and a $25,000,000 revolving credit facility (which it can no longer draw upon, as discussed below). WilTel also used $90,000,000 of its cash and investments to repay in full one of the two mortgage notes that was secured by its headquarters building ($54,600,000 including accrued interest), reduce the amount outstanding under its credit agreement ($15,000,000), reduce the amount outstanding under the other note that is collateralized by its headquarters building ($13,300,000) and pay expenses. The amended credit agreement has not been guaranteed by the Company and is not collateralized by any of the Company's assets other than the assets of WilTel.

The first lien term loan facility requires quarterly principal payments of approximately $632,000 commencing December 31, 2004 through June 30, 2009, and quarterly principal payments of $57,000,000 thereafter until final maturity on June 30, 2010. The second lien term loan facility matures on December 31, 2010. However, if WilTel does not refinance its obligations under the remaining promissory note that is secured by its headquarters building ($60,300,000 outstanding at December 31, 2004) prior to October 1, 2009, then the first lien term loan facility will mature on October 1, 2009, and if such promissory note is not refinanced by January 1, 2010, then the second lien term loan facility will mature on January 1, 2010. Loans under the credit agreement bear interest at a variable rate based upon either the prime rate or LIBOR, at WilTel's option, plus a specified margin for each loan. At December 31, 2004, the amended credit agreement had a weighted average interest rate of 6.7%. WilTel's obligations under its amended credit agreement are secured by substantially all of its assets other than those assets securing its headquarters building, for which the amended credit agreement lenders have a second priority lien, and its aircraft capital lease.

    -------------

As discussed in Note 24, in January 2005, SBC announced its intention to migrate its IP-based and long distance services to the AT&T network. Pursuant to the terms of WilTel's amended credit agreement, that announcement is considered an event which could reasonably be expected to have a "material adverse effect" as defined in the facility, and as a result WilTel can no longer access its $25,000,000 revolving credit facility. WilTel does not anticipate needing the $25,000,000 revolving credit facility to meet its present requirements. The announcement does not have any impact on the $360,000,000 of term loans under WilTel's amended credit agreement. However, the credit agreement provides for an event of default if there is any amendment, supplement, modification or termination of any WilTel contract or agreement that has had or could reasonably be expected to result in a material adverse effect on WilTel (as defined in the credit agreement). As discussed above, WilTel is currently engaged in negotations with SBC with respect with a transition pricing agreement and other matters which, if successfully concluded, may or may not be deemed an event of default under the WilTel credit agreement. WilTel intends to enter into discussions with its lenders before entering into any new definitive agreement with SBC.

WilTel's amended credit agreement also permitted WilTel to obtain letters of credit of which $21,000,000 was outstanding at December 31, 2004. However, as a result of the SBC announcement WilTel will no longer be able to obtain new letters of credit.

The WilTel amended credit agreement contains covenants that require WilTel to meet certain operating targets, which it currently meets, and restrictions that limit WilTel's ability to incur additional indebtedness, spend funds on capital expenditures and make certain investments. The agreement also prohibits WilTel from paying dividends to the Company. The Company currently expects that WilTel will be able to meet the operating targets required by its credit agreement through 2006; however, compliance with the operating targets thereafter is uncertain because of SBC's announced intention to migrate its traffic to AT&T's network.

The remaining OTC Note is fully recourse to WilTel, bears interest at 7% and is secured by a first priority mortgage lien and security interest in WilTel's headquarters building (except for network related assets in the building) and other ancillary assets. The note requires annual principal payments escalating from approximately $700,000 in 2005 to approximately $1,000,000 in 2009; a final payment of approximately $56,000,000 is due at maturity in April 2010.

During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The interest rate at December 31, 2004 was 6.4%. The subsidiary has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%. The subsidiary would have paid $2,300,000 and $3,100,000 at December 31, 2004 and 2003, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation. The Parent company has guaranteed this financing.

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

A subsidiary of the Company obtained loan commitments totaling $25,000,000 to finance the renovation of its Hawaiian hotel. Included in other subsidiary debt are outstanding borrowings under this facility of $22,400,000 and $23,800,000 at December 31, 2004 and 2003, respectively. The financing bears interest at a rate of 8.05% through September 1, 2005, at which time the rate is adjusted based on the three year treasury index to a new fixed rate through maturity. The borrowing matures in 2008 and is secured by the hotel but otherwise is non-recourse to the Company.

    -------------

Symphony has a $50,000,000 revolving credit facility, of which $37,700,000 and $34,200,000 was outstanding at December 31, 2004 and 2003, respectively, and is included above in other subsidiary debt. This financing, which is secured by all of Symphony's assets but otherwise is non-recourse to the Company, matures in 2006 and bears interest based on LIBOR plus 3.85%. At December 31, 2004, the interest rate on this facility was 6.25%. At December 31, 2003, Symphony was not in compliance with a financial covenant contained in its $50,000,000 credit facility but had obtained a waiver from the lender that suspended application of the covenant until March 31, 2004. Symphony is currently in compliance with the covenant and expects it will continue to be in compliance in the future.

Included in other subsidiary debt are fixed rate borrowings of the Company's banking and lending operations of $21,300,000 and $16,600,000 at December 31, 2004 and 2003, respectively. These borrowings are primarily comprised of repurchase agreements, that at December 31, 2004 have an average term of approximately 15 days and a weighted average interest rate of 2.4%, and are secured by mortgage-backed securities that have a book value of $22,100,000 at December 31, 2004.

Other subsidiary debt also includes a mortgage financing of $20,000,000 obtained in 2003, which otherwise is non-recourse to the Company, in connection with the acquisition of a 90% interest in 8 acres of unimproved land in Washington, D.C. The financing matures in 2005 and bears interest based on LIBOR plus 3%. At December 31, 2004, the interest rate on this facility was 5.4%.

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness and Funded Debt, all as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 2004, cash dividends of approximately $620,900,000 would be eligible to be paid under the most restrictive covenants.

Substantially all of WilTel's assets (with an aggregate book value of $1,611,700,000) are pledged as collateral under WilTel's debt agreements. All of Symphony's assets (with an aggregate book value of $65,600,000) are pledged as collateral under Symphony's debt agreement. Property, equipment and leasehold improvements of the manufacturing division (with a net book value of $5,400,000) are pledged as collateral for Industrial Revenue Bonds; and $195,800,000 of other assets (primarily property) are pledged for other indebtedness aggregating $112,600,000. In addition, the Industrial Revenue Bond obligation is collateralized by a letter of credit which is fully collateralized by securities with a book value of $11,000,000.

Interest rate swap agreements were used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company had agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to an agreed notional amount. The variable interest rate portion of the swaps was a specified LIBOR interest rate. These interest rate swaps expired in 2003.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2009 are as follows (in thousands): 2005 - $68,200; 2006 - $69,400; 2007 - $18,000; 2008 - $24,100; and 2009 - $119,200.

    -------------

At December 31, 2004, customer banking deposits include $8,600,000 aggregate amount of time deposits in denominations of $100,000 or more.

The weighted average interest rate on short-term borrowings (consisting of customer banking deposits and subsidiary revolving credit agreements) was 4.6% and 3.4% at December 31, 2004 and 2003, respectively.

12. Common Shares, Stock Options and Preferred Shares:
    --------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 2004, the Company acquired 7,371 common shares at an average price of $23.89 per common share, all in connection with employees exercising stock options. At December 31, 2004, the Company is authorized to repurchase 3,733,148 common shares.

In December 2002, the Company completed a private placement of approximately $150,000,000 of equity securities, based on a common share price of $23.50, to mutual fund clients of Franklin Mutual Advisers, LLC, including the funds comprising the Franklin Mutual Series Funds. The Company issued 4,361,399 of the Company's common shares and newly authorized Series A Non-Voting Convertible Preferred Stock, that were converted into 2,021,580 common shares in March 2003.

The Company has a fixed stock option plan which provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year. The maximum number of common shares which may be acquired through the exercise of options or rights under this plan cannot exceed 1,800,000. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted.

During the second quarter of 2000, pursuant to shareholder approval, warrants to purchase 600,000 common shares were issued to each of the Company's Chairman and President. The warrants were exercisable through May 15, 2005 at an exercise price of $15.97 per common share (105% of the closing price of a common share on the date of grant). In June 2004, Joseph S. Steinberg, President of the Company, sold all of his warrants to Jefferies & Company, Inc. ("Jefferies") based on the value of $33.33 per Leucadia share. In September 2004, Ian M. Cumming, Chairman of the Board of the Company, and others (principally family members) sold warrants to purchase 361,500 of the Company's common shares to Jefferies based on a value of $36.67 per Leucadia share. Jefferies exercised all of the warrants during 2004. Additionally, in September 2004, Mr. Cumming and others (principally family members) exercised warrants to purchase 238,500 shares at an exercise price of $15.97 per share. During 2004, the Company filed two registration statements covering the shares owned by Jefferies and each were effective for a thirty day period.

    --------------------------------------------------

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2004 is as follows:

                                                                    Common          Weighted                         Available
                                                                    Shares           Average         Options        For Future
                                                                    Subject         Exercise       Exercisable        Option
                                                                   to Option         Prices        at Year-End        Grants
                                                                   ---------         ------        -----------      ----------

Balance at January 1, 2002                                          489,600          $15.18          87,995         1,276,125
   Granted                                                          468,750          $20.53        =========        ==========
   Exercised                                                        (69,045)         $15.08
   Cancelled                                                        (59,700)         $16.10
                                                                  ----------
Balance at December 31, 2002                                        829,605          $18.14         122,318           867,075
   Granted                                                            6,000          $25.69        =========        ==========
   Exercised                                                        (78,525)         $16.46
   Cancelled                                                        (27,900)         $19.10
                                                                  ----------

Balance at December 31, 2003                                        729,180          $18.35         228,912           888,975
   Granted                                                          727,500          $43.35        =========         =========
   Exercised                                                       (165,150)         $17.25
   Cancelled                                                        (14,100)         $19.92
                                                                  ----------

Balance at December 31, 2004                                      1,277,430          $32.72         254,430           175,575
                                                                  ----------                      ==========         =========

The weighted-average fair value of the options granted was $8.29 per share for 2004, $6.29 per share for 2003 and $5.27 per share for 2002 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 19.1% for 2004, 29.9% for 2003 and 30.3% for 2002; (2) risk-free interest rates of 3.3% for 2004, 2.3% for 2003 and 3.5% for 2002; (3) expected lives of 3.7 years for 2004, 4.0 years for 2003 and 3.7 years for 2002; and (4) dividend yields of .4% for 2004, .6% for 2003 and .8% for 2002.

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                                                    Options Outstanding                             Options Exercisable
                                    ----------------------------------------------------      ----------------------------
                                      Common              Weighted             Weighted          Common          Weighted
                                      Shares              Average              Average           Shares          Average
  Range of                           Subject             Remaining             Exercise          Subject         Exercise
Exercise Prices                     to Option         Contractual Life           Price          to Option         Price
---------------                    -----------        ----------------         ---------       -----------      ----------
$15.08 - $15.21                        198,180           1.3 years              $15.10           137,130         $15.10
$20.49                                 336,000           3.5 years              $20.49           110,550         $20.49
$22.09                                   4,875           1.4 years              $22.09             3,375         $22.09
$23.49                                   5,250           2.4 years              $23.49             2,250         $23.49
$25.69                                   5,625           3.4 years              $25.69             1,125         $25.69
$31.12                                   9,000           4.4 years              $31.12               -           $31.12
$43.51                                 718,500           6.0 years              $43.51               -           $43.51


    -------------------------------------------------

At December 31, 2004 and 2003, 1,453,005 and 1,618,155, respectively, of the Company's common shares were reserved for stock options, at December 31, 2004, 7,619,745 of the Company's common shares were reserved for the 3 3/4% Convertible Senior Subordinated Notes, and at December 31, 2003, 1,200,000 of the Company's common shares were reserved for warrants.

At December 31, 2004 and 2003, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

13. Net Securities Gains (Losses):
    -----------------------------

The following summarizes net securities gains (losses) for each of the three years in the period ended December 31, 2004 (in thousands):


                                                                                   2004               2003              2002
                                                                                   ----               ----              ----

Net realized gains (losses) on securities                                      $ 146,953           $  15,762       $   (1,126)
Write-down of investments (a)                                                     (4,589)             (6,485)         (37,053)
Net unrealized gains on trading securities                                           572                 676            1,113
                                                                                ---------          ----------      -----------

                                                                               $ 142,936           $   9,953       $  (37,066)
                                                                                =========          ==========      ===========

(a) Includes a provision to write down investments in certain available for sale securities in 2004, 2003 and 2002, an investment in a non-public security in 2003 and an equity investment in a non-public fund in 2002.

Proceeds from sales of investments classified as available for sale were $1,460,200,000, $683,700,000 and $649,000,000 during 2004, 2003 and 2002, respectively. Gross gains of $142,300,000, $17,700,000 and $20,500,000 and gross losses of $1,600,000, $2,100,000 and $21,000,000 were realized on these sales during 2004, 2003 and 2002, respectively.

14. Other Results of Operations Information:
    ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2004 consists of the following (in thousands):


                                                                                       2004             2003            2002
                                                                                       ----             ----            ----

Interest on short-term investments                                                $    4,974        $    3,171      $    7,626
Dividend income                                                                       10,592             3,411           3,436
Interest on fixed maturities                                                          26,023            13,700          17,604
Interest on notes receivable                                                             989             4,692           5,102
Other investment income                                                                2,717             3,641           4,864
Gains on sale and foreclosure of real estate and other assets,
   net of costs                                                                       46,878            24,347          39,320
Gains on sale of loan portfolios                                                      16,304               -               -
Income related to the settlement of litigation for less than amounts
   reserved                                                                           18,549               -               -
Rental income                                                                         23,176            20,123          15,211
MK Resources product and service income                                                  993             1,441           4,841
Refund of foreign taxes, not based on income, including accrued
   interest                                                                             -                5,295          -
Winery revenues                                                                       13,840            13,839          16,433
Other                                                                                 39,838            33,971          19,230
                                                                                  -----------       -----------     -----------

                                                                                  $  204,873        $  127,631      $  133,667
                                                                                  ===========       ===========     ===========

Taxes, other than income or payroll, amounted to $23,900,000, $6,600,000 and $3,400,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising costs amounted to $5,400,000, $2,100,000 and $1,400,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

15. Income Taxes:
    ------------

The principal components of deferred taxes at December 31, 2004 and 2003 are as follows (in thousands):


                                                                                        2004             2003
                                                                                        ----             ----

Deferred Tax Asset:
   Securities valuation reserves                                                 $     42,712      $    116,449
   Property and equipment                                                             591,788           680,039
   Deferred revenue                                                                    79,305            78,666
   Other assets                                                                        87,083            88,126
   NOL carryover                                                                    1,456,870         1,296,156
   Other liabilities                                                                   79,311           114,765
                                                                                 -------------     -------------
                                                                                    2,337,069         2,374,201
   Valuation allowance                                                             (2,185,275)       (2,237,753)
                                                                                 -------------     -------------
                                                                                      151,794           136,448
                                                                                 -------------     -------------
Deferred Tax Liability:
   Unrealized gains on investments                                                    (82,662)          (85,253)
   Depreciation                                                                       (24,293)          (25,273)
   Other                                                                              (44,839)          (25,922)
                                                                                 -------------     -------------
                                                                                     (151,794)         (136,448)
                                                                                 -------------     -------------

   Net deferred tax liability                                                    $       -         $       -
                                                                                 =============     =============

As of December 31, 2004, the Company had consolidated federal NOLs of $356,000,000, none of which expire prior to 2023, that may be used to offset the taxable income of any member of the Company's consolidated tax group. WilTel has $3,549,000,000 of federal NOLs, none of which expire prior to 2019, $45,000,000 of capital loss carryforwards, which expire in 2005 through 2007, and $28,000,000 of foreign NOLs and various state NOLs that expire in various years. The potential benefit from the capital loss carryforwards and the foreign NOLs are not reflected in the table above, since the Company does not expect it will be able to use them before they expire. In addition, at December 31, 2004, WebLink had $140,000,000 of federal NOLs, none of which expire prior to 2023. All of WilTel's and WebLink's NOLs and capital loss carryforwards are only available to offset the federal taxable income of WilTel and WebLink and each of their respective subsidiaries. However, WilTel also has substantial other tax attributes and substantial deductions (primarily depreciation deductions), some of which are also available to offset the federal taxable income of the Company and its other subsidiaries. Uncertainties that may affect the utilization of the Company's tax attributes include future operating results, tax law changes, the amount of WilTel deductions that are available to offset the income of other members of the Company's consolidated tax return, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

The Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition. The Company needed to establish the valuation allowance because, on a pro forma combined basis, the Company is not able to demonstrate that it is more likely than not that it will be able to realize the deferred tax asset. Subsequent to the acquisition of WilTel, any benefit realized from WilTel's deferred tax asset reduces the valuation allowance for the deferred tax asset; however, that reduction is first applied to reduce the carrying

    -------------

amount of the acquired non-current intangible assets of WilTel rather than reduce the income tax provision of any component of total comprehensive income. During 2004, $22,300,000 of the reduction in the valuation allowance reduced the carrying amount of WilTel's non-current intangible assets to zero. The remaining reduction in the valuation allowance results from a federal income tax carryback refund of $3,900,000 and the Company's use of WilTel's tax attributes to offset the federal income tax provision that would have otherwise been recorded during 2004.

In future periods, the Company does not expect it will reflect a net federal income tax expense or benefit for total comprehensive income in the aggregate until such time as the Company is able to reduce its valuation allowance and recognize a net deferred tax asset. Each component of other comprehensive income may reflect either a federal income tax provision or benefit in future periods, depending upon the relative amounts of each component; however, in the aggregate for all components the Company does not expect to report any net federal income tax expense or benefit for the foreseeable future.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes a charter restriction, which prohibits transfers of the Company's common stock under certain circumstances.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2004 was as follows, excluding amounts allocated to equity in associated companies, trust preferred securities and discontinued operations (in thousands):


                                                                                     2004                2003             2002
                                                                                     ----                ----             ----

State income taxes                                                             $     3,418        $      (940)    $        686
Federal income taxes:
   Current                                                                         (31,143)           (18,925)        (116,763)
   Deferred                                                                          7,242            (23,750)         (28,048)
Foreign income taxes (currently payable)                                               291                173               50
                                                                               ------------       ------------    -------------

                                                                               $   (20,192)       $   (43,442)    $   (144,075)
                                                                               ============       ============    =============

The table below reconciles the expected statutory federal income tax to the actual income tax benefit (in thousands):

                                                                                     2004               2003             2002
                                                                                     ----               ----             ----

Expected federal income tax                                                    $    19,350        $   (11,114)    $    (13,700)
State income taxes, net of federal income tax benefit                                2,222                545              446
Resolution of tax contingencies                                                    (27,300)           (24,407)        (119,778)
Recognition of additional tax benefits                                               -                 (6,998)          (9,360)
Permanent differences                                                               (5,700)               -                -
Federal income tax carryback refund                                                 (3,858)               -                -
Recognition of acquired WilTel federal tax benefits                                 (6,481)               -                -
Other                                                                                1,575             (1,468)          (1,683)
                                                                               ------------       ------------    -------------

   Actual income tax benefit                                                   $   (20,192)       $   (43,442)    $   (144,075)
                                                                               ============       ============    =============

    -------------

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

The statute of limitations with respect to all years through 2000 has expired. Prior to May 2001, WilTel was included in the consolidated federal income tax return of its former parent, The Williams Companies Inc. ("Williams"). Pursuant to a tax settlement agreement between WilTel and Williams, WilTel has no liability for any audit adjustments made to Williams' consolidated tax returns; however, adjustments to Williams' prior years tax returns could affect certain of WilTel's tax attributes that impact the calculation of alternative minimum taxable income.

16. Pension Plans and Postretirement Benefits:
    -----------------------------------------

The information presented below for defined benefit pension plans and postretirement benefits is presented separately for the Company and WilTel. The Company presents the information separately since WilTel still has some active participants in its plan and its investment strategies, assumptions and results are significantly different than those of the Company.

The Company:
Prior to 1999, the Company maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans. A summary of activity with respect to the Company's defined benefit pension plan for 2004 and 2003 is as follows (in thousands):


                                                                                       2004             2003
                                                                                       ----             ----

Projected Benefit Obligation:
   Projected benefit obligation at January 1,                                     $   55,079         $  52,482
   Interest cost (a)                                                                   3,173             3,299
   Actuarial loss                                                                      5,263             4,536
   Benefits paid                                                                      (5,229)           (5,238)
                                                                                  -----------        ----------

       Projected benefit obligation at December 31,                               $   58,286         $  55,079
                                                                                  ===========        ==========

Change in Plan Assets:
   Fair value of plan assets at January 1,                                        $   52,444         $  45,905
   Actual return on plan assets                                                          555             1,891
   Employer contributions                                                                 -             10,000
   Benefits paid                                                                      (5,229)           (5,238)
   Administrative expenses                                                              (127)             (114)
                                                                                  -----------        ----------

       Fair value of plan assets at December 31,                                  $   47,643         $  52,444
                                                                                  ===========        ==========

Funded Status                                                                     $  (10,643)        $  (2,635)
   Unrecognized prior service cost                                                        50                53
   Unrecognized net loss from experience differences and
     assumption changes                                                               20,651            15,253
                                                                                  -----------        ----------

       Net amount recognized                                                      $   10,058         $  12,671
                                                                                  ===========        ==========


(a) Includes charges to expense of $800,000 and $1,100,000 for 2004 and 2003, respectively, relating to discontinued operations obligations.

    ------------------------------------------

As of December 31, 2004 and 2003, $20,700,000 and $15,300,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $10,600,000 and $2,600,000, respectively, was reflected as accrued pension cost. Since the Company froze its defined benefit pension plan, the accumulated benefit obligation is the same as the projected benefit obligation. No contributions are expected to be made in 2005 related to the Company's defined benefit pension plan.

Pension expense related to the defined benefit pension plan charged to operations included the following components (in thousands):


                                                                                       2004             2003            2002
                                                                                       ----             ----            ----

Interest cost                                                                     $   2,191         $   2,247       $   2,361
Expected return on plan assets                                                       (1,019)           (1,947)         (1,947)
Actuarial loss                                                                          652               258              76
Amortization of prior service cost                                                        3                 3               3
                                                                                  ----------        ----------      ----------

     Net pension expense                                                          $   1,827         $     561       $     493
                                                                                  ==========        ==========      ==========


At December 31, 2004, the plan's assets consist of U.S. government and agency bonds (43%), investment grade bonds (28%) and cash equivalents (29%). At December 31, 2003, the plan's assets consisted of U.S. government and agencies bonds (72%), investment grade bonds (26%) and cash equivalents (2%).

The defined benefit pension plan assets are invested in short-term investment grade fixed income investments in order to maximize the value of its invested assets by minimizing exposure to changes in market interest rates. This investment strategy provides the Company with more flexibility in managing the plan should interest rates rise and result in a decrease in the discounted value of benefit obligations. The current investment strategy only permits investments in investment grade securities, and a final average maturity target for the portfolio of one and one-half years and a one year maximum duration.

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2% current expected inflation, 1% real rate of return for risk-free investments (primarily U.S. government and agency bonds) for the target duration and .25% default risk premium for the portion of the portfolio invested in non-U.S. government and agency bonds. The combination of these underlying assumptions resulted in the selection of the 3.25% expected long-term rate of return assumption for 2004. Because pension expense includes the cost of expected plan administrative expenses, the 3.25% assumption is not reduced for such expenses.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2004.

    ------------------------------------------

A summary of activity with respect to the Company's postretirement plans for 2004 and 2003 is as follows (in thousands):


                                                                                       2004              2003
                                                                                       ----              ----

Accumulated postretirement benefit obligation at January 1,                          $ 4,422          $  5,250
Interest cost                                                                            277               289
Contributions by plan participants                                                       155               168
Actuarial (gain) loss                                                                    732               (30)
Benefits paid                                                                           (871)             (871)
Plan amendments                                                                          -                (384)
                                                                                     --------         ---------

   Accumulated postretirement benefit obligation at December 31,                       4,715             4,422
Unrecognized prior service cost                                                          476               588
Unrecognized net actuarial gain                                                          922             1,757
                                                                                     --------         ---------

   Accrued postretirement benefit obligation                                         $ 6,113          $  6,767
                                                                                     ========         =========

The Company expects to spend $400,000 on postretirement benefits during 2005. At December 31, 2004, the assumed health care cost trend rate for 2005 used in measuring the accumulated postretirement benefit obligation is 10% and, at December 31, 2003, such rate for 2004 was 11.5%. At December 31, 2004 and 2003, the assumed health care cost trend rates were assumed to decline to an ultimate rate of 5.0% by 2013. If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2004 would have increased or decreased by $200,000. The effect of these changes on interest cost for 2004 would be immaterial.

The Company uses a December 31 measurement date for its plans. The assumptions used relating to the defined benefit plan and postretirement plans are as follows:


                                                             Pension Benefits               Other Benefits
                                                             ----------------               --------------
                                                            2004          2003           2004            2003
                                                            ----          ----           ----            ----
Discount rate used to determine
   benefit obligation at December 31,                       5.25%          5.75%          5.25%          6.00%
Weighted-average assumptions used
   to determine net cost for years ended
   December 31:
       Discount rate                                        5.75%          6.50%          6.00%          6.50%
       Expected long-term return on plan assets             3.25%          6.50%            N/A            N/A


The following benefit payments are expected to be paid (in thousands):

                                                             Pension Benefits                Other Benefits
                                                             ----------------                --------------

           2005                                                $   4,002                     $     446
           2006                                                    4,359                           459
           2007                                                    4,203                           454
           2008                                                    4,426                           450
           2009                                                    4,552                           454
           2010 - 2014                                            21,224                         1,964


    ------------------------------------------

WilTel:

WilTel maintains defined benefit pension plans and a postretirement plan covering certain employees who met certain age and service requirements. Employees hired subsequent to April 2001 are not eligible to participate in WilTel's defined benefit pension plan. Employees hired subsequent to December 31, 1991 are not eligible to participate in WilTel's postretirement benefits plan. A summary of activity with respect to WilTel's defined benefit pension plan for 2004 and for the period from November 6, 2003 (date of acquisition) through December 31, 2003 is as follows (in thousands):

                                                                                                       November 6, 2003
                                                                                       2004          to December 31, 2003
                                                                                       ----          --------------------
Projected Benefit Obligation:
   Projected benefit obligation at beginning of period                           $   129,912            $   120,151
   Interest cost                                                                       7,829                  1,075
   Service cost                                                                        3,980                    575
   Actuarial loss                                                                      9,112                  8,661
   Benefits paid                                                                      (2,945)                  (550)
                                                                                 ------------           ------------

       Projected benefit obligation at December 31,                              $   147,888            $   129,912
                                                                                 ============           ============

Change in Plan Assets:
   Fair value of plan assets at beginning of period                              $    67,761            $    65,126
   Actual return on plan assets                                                        6,002                  3,185
   Employer contributions                                                              3,783                   -
   Benefits paid                                                                      (2,945)                  (550)
                                                                                 ------------           ------------

       Fair value of plan assets at December 31,                                 $    74,601            $    67,761
                                                                                 ============           ============

Funded Status                                                                    $   (73,287)           $   (62,151)
   Unrecognized net actuarial loss                                                    14,572                  6,117
                                                                                 ------------           ------------

       Net amount recognized                                                     $   (58,715)           $   (56,034)
                                                                                 ============           ============

The accumulated benefit obligation for WilTel's defined benefit plan was $147,600,000 and $129,500,000 at December 31, 2004 and 2003, respectively. As of
December 31, 2004 and 2003, $14,300,000 and $5,700,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $73,000,000 and $61,700,000, respectively, was reflected as accrued pension cost.

Employer contributions expected to be paid to the plan in 2005 are $21,700,000.

WilTel's pension expense for 2004 and for the period from November 6, 2003 (date of acquisition) through December 31, 2003 related to the defined benefit pension plan charged to operations included the following components (in thousands):
                                                                                                      November 6, 2003
                                                                                       2004         to December 31, 2003
                                                                                       ----         --------------------

Interest cost                                                                     $   7,829               $   1,075
Service cost                                                                          3,980                     575
Expected return on plan assets                                                       (5,391)                   (640)
Actuarial loss                                                                           46                     -
                                                                                  ----------              ----------

     Net pension expense                                                          $   6,464               $   1,010
                                                                                  ==========              ==========

     ------------------------------------------

WilTel's plans' assets consist of equity securities (71%), debt securities (19%) and cash equivalents (10%) at December 31, 2004. At December 31, 2003, the plans' assets consisted of equity securities (77%), debt securities (17%) and mutual funds (6%).

The investment objectives of WilTel's plan emphasize long-term capital appreciation as a primary source of return and current income as a supplementary source.

WilTel's target allocation is as follows:

                                                  Interim        Long-term
                                                   Target           Target
                                                   ------           ------
     Equity securities:
       Large cap stocks                              36%             40%
       Small cap stocks                              18%             10%
       International stocks                          21%             20%
                                                   -----           -----
           Total equity securities                   75%             70%
       Fixed income/bonds                            25%             30%
                                                   -----           -----
            Total                                   100%            100%
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

Investment performance objectives are based upon a benchmark index or mix of indices over a market cycle. The investment strategy designates certain investment restrictions for domestic equities, international equities and fixed income securities. These restrictions include the following:

     o For domestic equities, there will generally be no more than 5% of any manager's portfolio at market in any one company and no more than 150% of any one sector of the appropriate index for any manager's portfolio. Restrictions are also designated on outstanding market value of any one company at 5% for large to medium equities and 8% for small to medium equities.

     o For international equities, there will be no more than 8% in any one company in a manager's portfolio, no fewer than three countries in a manager's portfolio, no more than 10% of the portfolio in countries not represented in the EAFE index, no more than 150% of any one sector of the appropriate index and no currency hedging is permitted.

     o Fixed income securities will all be rated BBB- or better at the time of purchase, there will be no more than 8% at market in any one security (U.S. government and agency positions excluded), no more than a 30-year maturity in any one security and investments in standard collateralized mortgage obligations are limited to securities that are currently paying interest, receiving principal, do not contain leverage and are limited to 10% of the market value of the portfolio.

To develop the assumption for the expected long-term rate of return on plan assets, WilTel considered historical returns and future expectations, including a more conservative expectation of future returns and asset allocation targets as WilTel's closed participant population grows closer to retirement age. Based on this information, a 7.0% expected long-term rate of return on plan assets was selected for 2004 and 2003.

A summary of activity with respect to WilTel's postretirement plans for 2004 and for the period from November 6, 2003 (date of acquisition) through December 31, 2003 is as follows (in thousands):

    ------------------------------------------

                                                                                                       November 6, 2003
                                                                                        2004         to December 31, 2003
                                                                                        ----         --------------------

Accumulated postretirement benefit obligation at beginning of period                 $  1,784            $   1,442
Interest cost                                                                              87                   13
Service cost                                                                               92                   18
Contributions by plan participants                                                         17                    3
Actuarial (gain) loss                                                                    (239)                 315
Benefits paid                                                                            (137)                  (7)
                                                                                     ---------           ----------

   Accumulated postretirement benefit obligation at December 31,                        1,604                1,784
Unrecognized net actuarial loss                                                           (76)                (315)
                                                                                     ---------           ----------

   Accrued postretirement benefit obligation                                         $  1,528            $   1,469
                                                                                     =========           ==========

WilTel's postretirement benefit expense was not material for 2004 and for the period from date of acquisition through December 31, 2003.

WilTel's cash cost for its postretirement plan during 2005 is not expected to be material.

The health care cost trend rate assumed for 2005 is 8.8% to 10.8% and 2004 is 12%, declining to an ultimate rate of 5% by 2013. If the health care cost trend rates were increased or decreased by 1%, WilTel's accumulated postretirement obligation as of December 31, 2004 would have increased or decreased by $300,000 and $200,000, respectively. The effect of these changes on the aggregate of service and interest cost for 2004 would be immaterial.

WilTel uses a December 31 measurement date for its plans. The assumptions used relating to WilTel's defined benefit plan and postretirement plan for 2004 and 2003 are as follows:

                                                                      Pension Benefits               Other Benefits
                                                                      ----------------               --------------
Weighted-average assumptions used to determine                     2004            2003            2004           2003
----------------------------------------------                     ----            ----            ----           ----
Weighted-average assumptions used to determine
   benefit obligation at December 31:
       Discount rate                                               5.75%          6.00%            5.75%          6.00%
       Rate of compensation increase                               3.50%          3.50%             N/A            N/A
Weighted-average assumptions used to determine net
  cost for the period ended December 31:
       Discount rate                                               6.00%          6.25%            6.00%          6.25%
       Expected long-term return on plan assets                    7.00%          7.00%             N/A            N/A
       Rate of compensation increase                               3.50%          3.50%             N/A            N/A


The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):


                 2005                       $     2,151
                 2006                             2,555
                 2007                             2,730
                 2008                             2,385
                 2009                             2,881
                 2010 - 2014                     19,601

    ------------------------------------------

The expected benefit payments for its post retirement plan during that ten year period are not expected to be material.

The Company and its consolidated subsidiaries (including WilTel) have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $7,200,000, $2,200,000 and $1,600,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

17.  Commitments:
     -----------

The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty years. In addition, WilTel enters into noncancellable operating leases for rights of way along its fiber network, network centers and off-network capacity. Rental expense (net of sublease rental income and unfavorable contract amortization) was $85,800,000 in 2004, $14,000,000 in 2003 and $5,200,000 in
2002. Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2004 are as follows (in thousands):

               2005                                               $    60,400
               2006                                                    53,500
               2007                                                    50,800
               2008                                                    44,000
               2009                                                    36,200
               Thereafter                                             299,300
                                                                  ------------
                                                                      544,200
               Less:  sublease income                                  (6,300)
                                                                  ------------
                                                                  $   537,900
                                                                  ============

In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2004, $28,200,000 was outstanding under these bonds, $27,700,000 of which expires in 2005 and the remainder thereafter.

Sales to SBC accounted for 70% of 2004 and 66% of 2003 Network operating revenues included in the Company's consolidated statement of operations. See
Note 24 for further information with respect to WilTel's relationship with SBC.

WilTel is prohibited and Symphony is limited by debt agreements in the amount of dividends and other transfers of funds that are available to the Company. The banking and lending subsidiary is limited by regulatory requirements and agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of these subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $599,100,000 at December 31, 2004.

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

WilTel is a party to various legal actions and claims, and has reserved $21,500,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity. During 2004, WilTel settled litigation for a cash payment of $5,000,000; the $18,500,000 excess of the reserved amount over the amount paid was recognized as other income.

19. Earnings (Loss) Per Common Share:
    --------------------------------

For the year ended December 31, 2004, the numerators for basic and diluted per share computations for income from continuing operations were $152,000,000 and $158,200,000, respectively. The calculation for diluted earnings (loss) per share assumes the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes, net of the income tax effect ($6,200,000).

For the years ended December 31, 2003 and 2002, there were no differences in the numerators for the basic and diluted per share computations for income from continuing operations. These numerators were $85,900,000 and $154,100,000 for 2003 and 2002, respectively. The denominators for basic per share computations were 106,692,000, 91,896,000 and 83,501,000 for 2004, 2003 and 2002,
respectively. The denominators for diluted per share computations reflect the dilutive effect of 779,000, 656,000 and 524,000 options and warrants for 2004, 2003 and 2002, respectively (the treasury stock method was used for these calculations), and 5,275,000 shares related to the 3 3/4% Convertible Notes for 2004. Due to the nature of their rights and their nominal liquidation value, the Series A Non-Voting Convertible Preferred shares were treated as common shares and were included in the denominator for basic and diluted per share computations for 2002.

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

    ------------------------------------

(d) Loan receivables of banking and lending subsidiaries: At December 31, 2004, the carrying amount approximates fair value. At December 31, 2003, the fair value of loan receivables of the banking and lending subsidiaries is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

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

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

                                                               2004                                2003
                                                               ----                                ----
                                                    Carrying            Fair            Carrying             Fair
                                                     Amount             Value            Amount              Value
                                                     ------             -----            ------              -----

Financial Assets:
   Investments:
     Current                                     $  1,106,322       $  1,106,322    $    714,363        $   714,363
     Non-current                                      726,782            726,782         673,742            673,742
   Cash and cash equivalents                          486,948            486,948         214,390            214,390
   Notes receivable:
     Current                                            1,697              1,697           2,283              2,283
     Non-current                                            -              -              16,142             16,142
   Loan receivables of banking and lending
   subsidiaries, net of allowance:
     Current                                            1,733              1,733          19,803             21,086
     Non-current                                        1,625              1,625         161,413            174,376

Financial Liabilities:
   Customer banking deposits:
     Current                                           18,472             18,658         103,331            104,904
     Non-current                                        6,119              6,251          42,201             44,004
   Debt:
     Current                                           68,237             68,639          23,956             23,988
     Non-current                                    1,483,504          1,596,752       1,154,878          1,158,701
   Securities sold not owned                           50,569             50,569          48,816             48,816

Derivative Instruments:
   Interest rate swaps                                 (2,342)            (2,342)         (3,079)            (3,079)
   Foreign currency swaps                              (5,878)            (5,878)         (4,943)            (4,943)


21. Concentration of Credit Risk:
    ----------------------------

As of December 31, 2004 and 2003, accounts receivable due from SBC, WilTel's largest customer, represented approximately 28.9% and 32.2%, respectively, of the Company's trade receivables. For 2004 and for the period from date of acquisition of WilTel through December 31, 2003, telecommunications revenues relating to SBC represented approximately 46% and 26%, respectively, of the Company's total revenues and other income.

22. Segment Information:
    -------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. The Company's telecommunications business is conducted by WilTel and contains two segments, Network and Vyvx. Network owns or leases and operates a nationwide fiber optic network over which it provides a variety of telecommunications services. Vyvx transmits audio and video programming over the network and distributes advertising media in physical and electronic form. The Company's other segments include healthcare services, manufacturing, banking and lending and domestic real estate. Healthcare services primarily include the provision of physical, occupational, speech and respiratory therapy services, healthcare staffing services and Medicare consulting services. Manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes. Banking and lending operations historically made collateralized personal automobile instalment loans to individuals who had difficulty obtaining credit, at interest rates above those charged to individuals with good credit histories. The banking and lending segment has ceased originating any new loans and in 2004 sold 97% of its remaining outstanding loans to a third party. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of winery operations and development of a copper mine.

Associated companies include equity interests in entities that the Company accounts for on the equity method of accounting. Prior to the acquisition of the outstanding common stock of WilTel that it didn't already own in November 2003, the Company accounted for its 47.4% interest in WilTel as an associated company. Other investments in associated companies include Olympus, Berkadia, HomeFed, JPOF II and EagleRock. Both JPOF II and EagleRock are entities engaged in investing and/or securities transactions activities.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium and an interest, through MK Resources, in a copper deposit in Spain. WilTel owns or has the right to use certain cable systems which connect its U.S. domestic network to foreign countries, and has the right to use wavelengths in Europe which it is currently not using. These are the only entities with non-U.S. revenue or assets that the Company consolidates, and they are not material. In addition to its investment in Bermuda-based Olympus, the Company owns 36% of the electric utility in Barbados. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

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

The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable GAAP measure which is used for all other reportable segment for the year ended December 31, 2004 and for the period from November 6, 2003 through December 31, 2003 (in millions):

    --------------------

                                                                                            For the period from
                                                           For the year ended               November 6, 2003 to
                                                           December 31, 2004                 December 31, 2003
                                                           -----------------                 -----------------

                                                         Network           Vyvx           Network            Vyvx
                                                         -------           ----           -------            ----
Segment profit from operations (1)                     $   117.8        $   30.3        $   13.3          $   4.1
Depreciation and amortization expense                     (197.4)           (9.1)          (37.2)            (2.0)
Interest expense, net of investment income (2)             (26.0)           (2.1)           (4.0)             (.1)
Other non-operating income, net (2)                         27.2             2.7             1.8               .5
                                                        ---------       ---------       ---------         ---------
Income (loss) from continuing operations before
   income taxes, minority expense of trust preferred
   securities and equity in income (losses) of
   associated companies (3)                             $  (78.4)       $   21.8        $  (26.1)         $    2.5
                                                        =========       =========       =========         =========


(1)  See note (d) to segment information below.

(2) If items in these categories cannot be directly attributed to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.

(3) For 2004, includes income of $18,500,000 related to the settlement of litigation for less than amounts reserved, income of $6,000,000 related to the sale of an equity security which had a zero book value, gains of $3,500,000 related to cash and securities received in excess of the book value of secured claims in customers' bankruptcy, and income of $2,300,000 related to the reversal of excess reserves for long-term commitments.

Certain information concerning the Company's segments for 2004, 2003 and 2002 is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which for WilTel's segments was November 2003 and for Symphony's healthcare services segment was September 2003. Associated Companies are only reflected in the table below under identifiable assets employed.

    --------------------


                                                                                        2004            2003            2002
                                                                                        ----            ----            ----
                                                                                                    (In millions)
Revenues and other income (a):
   Network (b)                                                                       $   1,518.9     $    218.4       $      -
   Vyvx                                                                                    123.6           21.2              -
   Healthcare Services                                                                     258.4           71.1              -
   Banking and Lending                                                                      30.8           62.3             95.9
   Manufacturing                                                                            64.4           54.1             51.0
   Domestic Real Estate                                                                     63.5           50.4             47.2
   Other Operations                                                                         40.0           33.3             45.8
   Corporate (c)                                                                           180.9           42.5             (4.7)
   Intersegment elimination (d)                                                            (18.4)          (4.3)             -
                                                                                     ------------    ------------     ------------


       Total consolidated revenues and other income                                  $   2,262.1     $    549.0       $    235.2
                                                                                     ============    ============     ============

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income of associated companies:
   Network (d)                                                                       $     (78.4)    $    (26.1)      $      -
   Vyvx (d)                                                                                 21.8            2.5              -
   Healthcare Services                                                                       5.1           (2.3)             -
   Banking and Lending                                                                      22.0            8.4              1.9
   Manufacturing                                                                             7.9            4.4              3.1
   Domestic Real Estate                                                                     20.7           18.1             16.3
   Other Operations                                                                         (3.4)            .7             14.5
   Corporate (c)                                                                            59.6          (37.5)           (74.9)
                                                                                     ------------    ------------     ------------
       Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
         securities and equity in income of associated companies                     $      55.3     $    (31.8)      $    (39.1)
                                                                                     ============    ============     ============

Identifiable assets employed:
   Network                                                                           $   1,554.4      $ 1,628.8       $      -
   Vyvx                                                                                     57.3          115.5              -
   Healthcare Services                                                                      65.6           54.6              -
   Banking and Lending                                                                     151.1          252.4            481.5
   Manufacturing                                                                            50.4           50.8             51.5
   Domestic Real Estate                                                                    148.6          165.0            106.8
   Other Operations                                                                        252.6          253.4            193.7
   Investments in Associated Companies:
     WilTel                                                                                  -              -              340.6
     Other Associated Companies                                                            460.8          430.9            397.1
   Corporate                                                                             2,059.6        1,445.8            970.6
                                                                                     ------------    ------------     ------------

       Total consolidated assets                                                     $   4,800.4      $ 4,397.2        $ 2,541.8
                                                                                     ============    ============     ============


     --------------------

(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

(b) For 2004 and the period from November 6, 2003 (date of acquisition) through December 31, 2003, includes services provided to SBC Communications Inc. of $1,032,800,000 and $141,700,000, respectively, pursuant to long-term preferred provider agreements.

(c) Net securities gains for Corporate aggregated $123,100,000 during 2004, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. For 2004, includes a provision of $4,600,000 to write down investments in certain available for sale securities. For 2003, includes a provision of $6,500,000 to write down investments in certain available for sale securities and an investment in a non-public security. For 2002, includes a provision of $37,100,000 to write down investments in certain available for sale securities and an equity investment in a non-public fund. The write down of the available for sale securities resulted from a decline in market value determined to be other than temporary.

(d) Eliminates intersegment revenues billed from Network to Vyvx. However, the intersegment revenues are included in the calculation to determine segment profit from operations and income (loss) from continuing operations for each of Network and Vyvx.

(e) For the years ended December 31, 2004, 2003 and 2002, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $235,900,000, $61,400,000 and $18,500,000, respectively; such amounts are primarily comprised of Corporate ($11,400,000, $11,700,000 and $8,700,000, respectively), and amounts related to WilTel's segments, which are disclosed above. Depreciation and amortization expenses for other segments are not material.

(f) For the years ended December 31, 2004, 2003 and 2002, income (loss) from continuing operations has been reduced by interest expense of $96,800,000, $43,000,000 and $33,000,000, respectively; such amounts are primarily comprised of Corporate ($55,300,000, $26,000,000 and $13,100,000,
     respectively), banking and lending ($2,700,000, $8,800,000 and $18,100,000, respectively), and amounts related to WilTel's segments, which are disclosed above. Interest expense for other segments is not material.

     23. Selected Quarterly Financial Data (Unaudited):
         ---------------------------------------------

                                                                        First           Second           Third           Fourth
                                                                       Quarter          Quarter         Quarter          Quarter
                                                                       -------          -------         -------          -------
                                                                               (In thousands, except per share amounts)
2004:
-----
Revenues and other income                                            $  509,730       $  569,547       $  633,593     $  549,241
                                                                     ===========      ===========      ===========    ===========
Income (loss) from continuing operations                             $  (11,471)      $   36,371       $   74,897     $   52,159
                                                                     ===========      ===========      ===========    ===========
Loss from discontinued operations, net of taxes                      $     (481)      $   (4,633)      $     (333)    $   (2,822)
                                                                     ===========      ===========      ===========    ===========
Gain (loss) on disposal of discontinued operations, net of taxes     $      -         $    2,237       $     -        $     (424)
                                                                     ===========      ===========      ===========    ===========
       Net income (loss)                                             $  (11,952)      $   33,975       $   74,564     $   48,913
                                                                     ===========      ===========      ===========    ===========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                          $     (.11)      $      .34       $      .70     $      .49
   Loss from discontinued operations                                        -               (.04)            -              (.03)
   Gain (loss) on disposal of discontinued operations                       -                .02             -               -
                                                                     -----------      -----------      -----------    -----------
       Net income (loss)                                             $     (.11)      $      .32       $      .70     $      .46
                                                                     ===========      ===========      ===========    ===========
   Number of shares used in calculation                                 106,272          106,320          106,717        107,404
                                                                     ===========      ===========      ===========    ===========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                          $     (.11)      $      .34       $      .67     $      .47
   Loss from discontinued operations                                         -              (.04)              -            (.03)
   Gain (loss) on disposal of discontinued operations                        -               .02               -             -
                                                                     -----------      -----------      -----------    -----------
       Net income (loss)                                             $     (.11)       $     .32       $      .67     $      .44
                                                                     ===========      ===========      ===========    ===========
   Number of shares used in calculation                                 106,272          112,948          115,072        115,560
                                                                     ===========      ===========      ===========    ===========

2003:
-----
Revenues and other income                                            $   55,105       $   65,527       $   74,387     $  353,952
                                                                     ===========      ===========      ===========    ===========
Income (loss) from continuing operations                             $  (13,660)      $   11,883       $   54,894     $   32,758
                                                                     ===========      ===========      ===========    ===========
Income (loss) from discontinued operations, net of taxes             $     (126)      $    3,534       $    1,196     $     (923)
                                                                     ===========      ===========      ===========    ===========
Gain on disposal of discontinued operations, net of taxes            $      -         $      -         $     -       $    7,498
                                                                     ===========      ===========      ===========    ===========
       Net income (loss)                                             $  (13,786)      $   15,417       $   56,090     $   39,333
                                                                     ===========      ===========      ===========    ===========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                          $     (.15)      $      .13       $      .62     $      .33
   Income (loss) from discontinued operations                               -                .04              .01           (.01)
   Gain on disposal of discontinued operations                              -                  -                -            .08
                                                                     ----------       ----------       ----------     ----------
       Net income (loss)                                             $     (.15)      $      .17       $      .63     $      .40
                                                                     ==========       ==========       ==========     ==========
   Number of shares used in calculation                                  89,427           89,445           89,463         97,419
                                                                     ==========       ==========       ==========     ==========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                          $     (.15)      $      .13       $      .61     $      .33
   Income (loss) from discontinued operations                               -                .04              .01           (.01)
   Gain on disposal of discontinued operations                              -                 -                -             .08
                                                                     -----------      -----------      -----------    -----------
       Net income (loss)                                             $     (.15)      $      .17       $      .62     $      .40
                                                                     ===========      ===========      ===========    ===========
   Number of shares used in calculation                                  89,427           90,104           90,107         98,179
                                                                     ===========      ===========      ===========    ===========

The Internal Revenue Service has completed the audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material tax payment required from the Company. Income taxes reflect a benefit for the favorable resolution of certain income tax contingencies for which the Company had previously established reserves of $27,300,000 for the third quarter of 2004 and $13,900,000 for the fourth quarter of 2003. In addition, the fourth quarter of 2004 reflects a benefit to record a federal income tax carryback refund of $3,900,000.

In 2004 and 2003, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

24. Subsequent Event:
    ----------------

On January 31, 2005, SBC announced that it would buy AT&T Corp., and announced its intention to migrate the services provided by WilTel to the AT&T network. SBC indicated that it expects to close its acquisition of AT&T in the first half of 2006.

Once SBC completes the migration of its business from WilTel's network to the AT&T network and terminates the existing preferred provider agreements between WilTel and SBC (scheduled to extend until 2019), SBC will be required to pay WilTel up to $200,000,000 for all costs WilTel incurs in connection with such termination, including increased costs of the network facilities remaining with WilTel due to the loss of SBC traffic (defined as "Transition Costs" in the provider agreements). WilTel anticipates that a migration of services from its network to AT&T would not begin until after the appropriate regulatory agencies approve SBC's acquisition of AT&T. WilTel expects it will take anywhere from two to three years from now for SBC to migrate all of its traffic off of WilTel's network, and anticipates that it will continue to provide some level of service to SBC into 2007.

Pursuant to the preferred provider agreements, the price for products and services, determined separately for each product or service, generally will be equal to the lesser of the cost of the product or service plus a specified rate of return, the prices charged to other customers, the current market rate or, in some circumstances, a specific rate. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider. WilTel and SBC have agreed to use a fixed price for voice transport services (the substantial majority of WilTel's SBC generated revenue) through April 1, 2005. WilTel is currently engaged in negotiations with SBC with respect to a transition pricing agreement and other matters that will enable WilTel to continue to provide services to SBC after April 1, 2005. If the parties fail to reach agreement on pricing, any disputes as to pricing methodology are to be resolved through binding arbitration.

Since SBC is WilTel's largest customer, accounting for 70% of Network's 2004 operating revenues, the Company concluded that the SBC announcement is an event which requires the Company to assess the carrying value of WilTel's long-lived assets for impairment, principally property and equipment. Since the event which gave rise to the impairment review occurred on January 31, 2005, and is not reflective of a condition that existed as of December 31, 2004, the assessment of impairment will be performed as part of the preparation of the Company's financial statements for the first quarter of 2005. The carrying value of WilTel's property and equipment is approximately $1,054,700,000 at December 31, 2004.

As more fully described in Note 11, SBC's announcement is considered an event which could reasonably be expected to have a "material adverse effect" as defined in WilTel's amended credit facility, and while WilTel can no longer access its $25,000,000 revolving credit facility it has no impact on the $360,000,000 of term loans under the agreement. However, the credit agreement provides for an event of default if there is any amendment, supplement, modification or termination of any WilTel contract or agreement that has had or could reasonably be expected to result in a material adverse effect on WilTel (as defined in the credit agreement). As mentioned above, WilTel is currently engaged in negotiations with SBC with respect to a transition pricing agreement and other matters which, if successfully concluded, may or may not be deemed an event of default under the WilTel credit agreement. WilTel intends to enter into discussions with its lenders before entering into any new definitive agreement with SBC.

Schedule I - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands, except par value)


                                                                                             2004                  2003
                                                                                             ----                  ----
ASSETS
------
Cash and cash equivalents                                                              $   124,773             $    53,957
Investments                                                                                597,442                 880,695
Trade, notes and other receivables, net                                                     18,683                  42,001
Prepaids and other assets                                                                   24,295                  10,483
Investments in associated companies and investments in and advances
   to/from subsidiaries, net                                                             2,574,253               1,788,127
                                                                                        -----------            ------------

           Total                                                                       $ 3,339,446             $ 2,775,263
                                                                                        ===========            ============

LIABILITIES
-----------
Trade payables and expense accruals                                                    $    37,406             $    31,391
Other liabilities                                                                           63,735                  81,107
Debt, including current maturities                                                         964,631                 512,449
Income taxes payable                                                                        15,021                  16,155
                                                                                        -----------            ------------
       Total liabilities                                                                 1,080,793                 641,102
                                                                                        -----------            ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
--------------------
 Common shares, par value $1 per share, authorized 150,000,000 shares;
   107,600,403 and 106,235,253 shares issued and outstanding, after
   deducting 42,399,597 shares held in treasury                                            107,600                 106,235
Additional paid-in capital                                                                 598,504                 577,863
Accumulated other comprehensive income                                                     136,138                 152,251
Retained earnings                                                                        1,416,411               1,297,812
                                                                                        -----------            ------------
       Total shareholders' equity                                                        2,258,653               2,134,161
                                                                                        -----------            ------------

           Total                                                                       $ 3,339,446             $ 2,775,263
                                                                                        ===========            ============


                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)


                                                                                     2004           2003           2002
                                                                                     ----           ----           ----
REVENUES AND OTHER INCOME:
--------------------------
   Investment and other income                                                   $   29,637    $   19,854     $   14,771
   Intercompany investment income                                                    11,594        17,872          6,996
   Net securities gains (losses)                                                     77,466           800        (31,504)
                                                                                 -----------   -----------    -----------
                                                                                    118,697        38,526         (9,737)
                                                                                 -----------   -----------    -----------

EXPENSES:
---------
   Interest                                                                          53,181        24,651         11,481
   Intercompany interest expense                                                     31,844        27,667         26,474
   Salaries                                                                          14,068        11,559         11,695
   Other expenses                                                                    29,485        24,436         21,332
                                                                                 -----------   -----------    -----------
                                                                                    128,578        88,313         70,982
                                                                                 -----------   -----------    -----------
   Loss from continuing operations before income taxes, minority expense of trust preferred securities and equity in income of
     associated companies and subsidiaries                                           (9,881)      (49,787)       (80,719)
Income tax benefit                                                                   34,529        41,832        148,030
                                                                                 -----------   -----------    -----------

   Income (loss) from continuing operations before minority expense of trust preferred securities and equity in income of associated
     companies and subsidiaries                                                      24,648        (7,955)        67,311
Minority expense of trust preferred securities, net of taxes                             -         (2,761)        (5,521)


Equity in income of associated companies and subsidiaries,
  net of taxes                                                                      127,308        96,591         92,332
                                                                                 -----------   -----------    -----------
   Income from continuing operations                                                151,956        85,875        154,122
Equity in income (loss) from discontinued operations, net of taxes                   (8,269)        3,681          2,989
Equity in gain on disposal of discontinued operations, net of taxes                   1,813         7,498          4,512
                                                                                 -----------   -----------    -----------

           Net income                                                            $  145,500    $   97,054     $  161,623
                                                                                 ===========   ===========    ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                             $     1.42    $      .94     $     1.85
   Income (loss) from discontinued operations                                          (.08)          .04            .04
   Gain on disposal of discontinued operations                                          .02           .08            .05
                                                                                 -----------   -----------    -----------
           Net income                                                            $     1.36    $     1.06     $     1.94
                                                                                 ===========   ===========    ===========

Diluted earnings (loss) per common share:
   Income from continuing operations                                             $     1.40    $      .93     $     1.83
   Income (loss) from discontinued operations                                          (.08)          .04            .04
   Gain on disposal of discontinued operations                                          .02           .08            .05
                                                                                 -----------   -----------    -----------
           Net income                                                            $     1.34    $     1.05     $     1.92
                                                                                 ===========   ===========    ===========


                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(In thousands)


                                                                                2004             2003            2002
                                                                                ----             ----            ----

Net cash flows from operating activities:
-----------------------------------------
Net income                                                                  $   145,500      $    97,054     $   161,623
Adjustments to reconcile net income to net cash used for operations:
  Other amortization                                                             (1,280)            (432)         (2,406)
  Net securities (gains) losses                                                 (77,466)            (800)         31,504
  Equity in earnings of associated companies and subsidiaries                  (120,852)        (107,770)        (99,833)
  Distributions from associated companies                                         1,581            1,271             643
  Gain on sale of other assets                                                   (1,604)          (1,532)            -
  Net change in:
   Miscellaneous receivables                                                     20,204            1,902           2,180
   Prepaids and other assets                                                     (1,173)              84            (757)
   Trade payables and expense accruals                                            6,015            6,405           6,627
   Other liabilities                                                            (23,036)         (14,213)         (1,229)
   Income taxes payable                                                          (1,134)         (18,155)       (136,850)
  Other                                                                            (157)            (459)          4,860
                                                                            ------------     ------------    ------------

   Net cash used for operating activities                                       (53,402)         (36,645)        (33,638)
                                                                            ------------     ------------    ------------


Net cash flows from investing activities:
----------------------------------------
Dividends received from subsidiaries                                              2,000            2,500          11,782
Investment in and advances to/from subsidiaries                                 (51,358)        (108,045)         97,936
Proceeds from sale of other assets                                                 -              79,460           1,000
Advances on notes receivables                                                      -              (1,470)            -
Collections on notes receivables                                                  1,125           10,000           2,000
Investments in associated companies                                                -             (11,070)       (354,091)
Purchases of investments (other than short-term)                             (2,264,170)      (1,355,282)       (882,710)
Proceeds from maturities of investments                                         728,912          384,901         609,521
Proceeds from sales of investments                                            1,275,192          520,774         404,053
                                                                            ------------     ------------    ------------
   Net cash used for investing activities                                      (308,299)        (478,232)       (110,509)
                                                                            ------------     ------------    ------------
                                                                                                (continued)

                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2004, 2003 and 2002
(In thousands)


                                                                                            2004             2003            2002
                                                                                            ----             ----            ----

Net cash flows from financing activities:
-----------------------------------------
Issuance of long-term debt, net of issuance costs                                       $  437,412       $  267,865      $      -
Issuance of convertible preferred shares                                                       -                -            47,507
Issuance of common shares                                                                   22,006            1,293         102,535
Purchase of common shares for treasury                                                         -                (61)           (115)
Dividends paid                                                                             (26,901)         (17,706)        (13,841)
                                                                                        -----------      -----------      ----------

   Net cash provided by financing activities                                               432,517          251,391         136,086
                                                                                        -----------      -----------      ----------

   Net increase (decrease) in cash and cash equivalents                                     70,816         (263,486)         (8,061)
Cash and cash equivalents at January 1,                                                     53,957          317,443         325,504
                                                                                        -----------      -----------      ----------

Cash and cash equivalents at December 31,                                               $  124,773       $   53,957      $  317,443
                                                                                        ===========      ===========      ==========

Supplemental disclosures of cash flow information:
-------------------------------------------------
Cash paid during the year for:
   Interest                                                                             $   47,652       $   21,566      $   11,420
   Income tax payments (refunds), net                                                   $  (27,058)      $   (6,232)     $   17,072

Non-cash investing activities:
------------------------------
Common stock issued for acquisition of WilTel Communications Group, Inc.                $     -          $  422,830      $     -
Investments contributed to subsidiary                                                   $  674,088       $      -        $     -
Investments transferred from subsidiary                                                 $   45,691       $      -        $     -




                           See notes to this schedule.

LEUCADIA NATIONAL CORPORATION
NOTES TO SCHEDULE

A. The notes to consolidated financial statements of Leucadia National Corporation and Subsidiaries are incorporated by reference to this schedule.

B. The statements of shareholders' equity are the same as those presented for Leucadia National Corporation and Subsidiaries.

C. Equity in the income of associated companies and subsidiaries is after reflecting income taxes recorded by the subsidiaries. The income tax benefit recorded by the parent company includes benefits for the favorable resolution of certain federal and state income tax contingencies of $27,300,000, $24,400,000 and $120,000,000 for 2004, 2003 and 2002,
      respectively, and a benefit of $3,900,000 to recognize a federal income tax carryback refund for the year ended December 31, 2004.

D. Federal income taxes payable has not been allocated to the individual subsidiaries.

E. The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2009 are as follows (in thousands): 2005 - $19,100; 2006 - $21,700; 2007 - $0; 2008 - $0; and 2009 - $0.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

                                               Additions                                    Deductions
                                     ----------------------------------     ------------------------------------
                                        Charged
                         Balance at    to Costs                                                                         Balance
                          Beginning      and                                  Write       Sale of                      at End
  Description             of Period    Expenses    Recoveries      Other      Offs        Receivables      Other        of Period
  -----------             ---------    --------    ----------      -----      ----        ----------      -----        ---------

  2004
  ----
  Loan receivables of
   banking and lending
   subsidiaries           $   24,236   $  (8,301)   $ 11,215     $     -      $  11,331      $ 14,873    $     -        $       946
  Trade, notes and other
   receivables                 2,665       2,935       9,629           -          4,607           -            -             10,622
                          -----------  ----------   ---------    ----------   ----------     ---------   ----------     ------------

  Total allowance for
   doubtful accounts      $   26,901   $  (5,366)   $ 20,844     $     -      $  15,938      $ 14,873    $     -        $    11,568
                          ===========  ==========   =========    ==========   ==========     =========   ==========     ============

  Deferred tax asset
   valuation allowance    $2,237,753   $      -     $     -      $     -      $      -       $    -      $   52,478(a)  $ 2,185,275
                          ===========  ==========   =========    ==========   ==========     =========   ==========     ============

  2003
  ----
  Loan receivables of
   banking and lending
   subsidiaries           $   31,848   $  16,411    $ 12,175     $     -      $  36,198      $     -     $     -        $    24,236
  Trade, notes and other
   receivables                   883       3,687         123           -          2,028            -           -              2,665
                          -----------  ----------   ---------    ----------   ----------     ---------   ----------     ------------

  Total allowance for
   doubtful accounts      $   32,731   $  20,098    $ 12,298     $     -      $   38,226      $    -     $    -         $    26,901
                          ===========  ==========   =========    ==========   ==========     =========   ==========     ============


  Deferred tax asset
   valuation allowance    $   49,551   $      -     $     -      $2,229,709(b) $      -       $    -     $  41,507(c)   $ 2,237,753
                          ===========  ==========   =========    ==========    ==========     =========   =========     ============


  2002
  ----
  Loan receivables of
   banking and lending
   subsidiaries           $   35,695   $  36,027    $  9,646     $     -       $  49,520      $    -      $    -        $    31,848
  Trade, notes and other
   receivables                   623         221         179           -             140           -          -                 883
                          -----------  ----------   ---------    ----------    ----------     ---------   ---------     ------------

  Total allowance for
   doubtful accounts      $   36,318   $  36,248    $  9,825     $     -      $  49,660      $    -      $    -         $    32,731
                          ===========  ==========   =========    ==========   ==========     =========   ==========     ============

  Deferred tax asset
   valuation allowance    $   49,103   $      -     $     -      $      448   $    -         $    -      $    -         $    49,551
                          ===========  ==========   =========    ==========   ==========     =========   ==========     ============

(a) Principally results from the recognition of acquired tax benefits, of which $22,300,000 was applied to reduce the carrying amount of WilTel's acquired non-current intangible assets to zero, $3,900,000 resulted from a carryback refund claim and $6,500,000 resulted from the use of WilTel's tax attributes to offset the federal income tax provision that would have otherwise been recorded during 2004.

(b) Additions represent acquired tax benefits, principally WilTel's tax benefits, for which the Company established a full valuation allowance at acquisition since the Company was not able to demonstrate that it was more likely than not that it will be able to realize such tax benefits.

(c) Principally results from the recognition of acquired tax benefits of $22,500,000, which was applied to reduce the carrying amount of WilTel's acquired non-current intangible assets and a reclassification to other liabilities.

OLYMPUS RE HOLDINGS, LTD.
(Incorporated in Bermuda)


Consolidated Financial Statements

DECEMBER 31, 2004, 2003 AND 2002
(expressed in U.S. dollars)

PRICEWATERHOUSECOOPERS
--------------------------------------------------------------------------------
                                                     PriceWaterhouseCoopers
                                                     Chartered Accountants
                                                     Dorchester House
                                                     7 Church Street
                                                     Hamilton
                                                     Bermuda HM 11
                                                     Telephone +1 (441) 295 2000
                                                     Facsimile +1 (441) 295 1242

January 26, 2005




REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF
OLYMPUS RE HOLDINGS, LTD.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Olympus Re Holdings, Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




CHARTERED ACCOUNTANTS








MAILING ADDRESS: PO BOX HM 1171, Hamilton, Bermuda HM EX.

A list of partners can be obtained from the above address

OLYMPUS RE HOLDINGS, LTD.
Consolidated Balance Sheets
AS OF DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                              2004                  2003
                                                                                 $                    $
                                                                -------------------------------------------
 ASSETS
 Cash and cash equivalents (note 3)                                      50,929,556           36,083,597
 Investments (note 3)                                                   839,138,959          764,622,198
 Investment income due and accrued                                        9,262,091            8,367,373
 Premiums receivable                                                    179,417,972          167,458,000
 Deferred acquisition costs                                              48,406,242           46,732,324
 Other assets                                                               288,897              259,518
                                                                -------------------------------------------

                                                                      1,127,443,717        1,023,523,010
                                                                ===========================================

 LIABILITIES
 Loss and loss adjustment expense reserves (note 4)                     301,021,728          114,317,141
 Unearned premiums                                                      156,827,274          142,792,737
 Accounts payable and accrued expenses                                      424,940              591,308
 Advisory fees payable (note 5)                                          15,758,183           47,017,307
                                                                -------------------------------------------

                                                                        474,032,125          304,718,493
                                                                -------------------------------------------

 SHAREHOLDERS' EQUITY
 Common voting shares (3,716,378 in 2004 and 4,385,714
   in 2003 shares issued and outstanding) (note 7)                           37,164               43,857
 Additional paid-in capital (note 7)                                    371,600,636          438,527,543
 Accumulated other comprehensive income                                   2,978,377           11,515,650
 Retained earnings                                                      278,795,415          268,717,467
                                                                -------------------------------------------

                                                                        653,411,592          718,804,517
                                                                -------------------------------------------

                                                                      1,127,443,717        1,023,523,010
                                                                ===========================================


APPROVED BY THE BOARD OF DIRECTORS

                              Director                                  Director
-----------------------------             -----------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Income
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                 2004             2003                  2002
                                                                    $                   $                    $
                                                   ---------------------------------------------------------------
 REVENUES
 Gross premiums written                                    521,031,407          523,178,240         298,522,087
                                                   ---------------------------------------------------------------

 Net premiums written                                      521,031,407          523,178,240         298,522,087
 Net change in unearned premiums                           (14,034,538)         (68,427,525)        (74,365,214)
                                                   ---------------------------------------------------------------

 Net premiums earned                                       506,996,869          454,750,715         224,156,873
                                                   ---------------------------------------------------------------

 Net investment income                                      25,373,016           20,897,961          18,002,285
 Net realized gains on investments                           1,005,365            5,130,298           2,969,859
                                                   ---------------------------------------------------------------

 TOTAL REVENUES                                            533,375,250          480,778,974         245,129,017
                                                   ===============================================================

 EXPENSES
 Losses and loss expenses (note 4)                         296,732,651          104,344,698          57,901,965
 Commissions                                               160,686,894          165,860,912          78,078,362
 Premium taxes and fees                                      4,419,724            4,141,391           2,184,366
 Other underwriting expenses                                 3,070,531            3,629,805             750,726
 General and administrative expenses                         2,336,496            2,059,983           1,236,605
                                                   ---------------------------------------------------------------

 TOTAL EXPENSES                                            467,246,296          280,036,789         140,152,024
                                                   ---------------------------------------------------------------

 NET INCOME FOR THE YEAR                                    66,128,954          200,742,185         104,976,993
                                                   ===============================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                     ACCUMULATED
                                                                    ADDITIONAL             OTHER       RETAINED              TOTAL
                                                 COMMON VOTING         PAID-IN     COMPREHENSIVE       EARNINGS      SHAREHOLDERS'
                                                        SHARES         CAPITAL            INCOME      (DEFICIT)             EQUITY
                                                             $               $                 $              $                  $
                                                ------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2001                           51,000    509,949,000                -       (8,430,316)      501,569,684

Net income for the year                                        -              -                -      104,976,993       104,976,993

Change in unrealized appreciation
   (depreciation) on marketable investments                    -              -       16,105,280                -        16,105,280
                                                ------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2002                           51,000    509,949,000       16,105,280       96,546,677       622,651,957

Net income for the year                                        -              -                -      200,742,185       200,742,185

Change in unrealized appreciation
   (depreciation) on marketable investments                    -              -       (4,589,630)               -        (4,589,630)

Repurchase of common voting shares (note 7)               (7,143)   (71,421,457)               -      (28,571,395)      (99,999,995)
                                                ------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2003                           43,857    438,527,543       11,515,650      268,717,467       718,804,517

Net income for the year                                        -              -                -       66,128,954        66,128,954

Change in unrealized appreciation
   (depreciation) on marketable investments                    -              -       (8,537,273)               -        (8,537,273)

Repurchase of common voting shares (note 7)               (6,693)   (66,926,907)               -      (56,051,006)     (122,984,606)
                                                ------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2004                           37,164    371,600,636        2,978,377      278,795,415       653,411,592
                                                ====================================================================================








              The accompanying notes are an integral part of these
                       consolidated financial statements

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Comprehensive Income
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                      2004                2003                 2002
                                                                         $                   $                    $
                                                        ---------------------------------------------------------------
 NET INCOME FOR THE YEAR                                         66,128,954          200,742,185         104,976,993

 OTHER COMPREHENSIVE INCOME
 Change in unrealized appreciation (depreciation) on
     marketable investments                                      (8,537,273)          (4,589,630)         16,105,280
                                                        ---------------------------------------------------------------

 COMPREHENSIVE INCOME FOR THE YEAR                               57,591,681          196,152,555         121,082,273
                                                        ===============================================================



















              The accompanying notes are an integral part of these
                       consolidated financial statements

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                2004                 2003                 2002
                                                                                   $                    $                    $
                                                                   ---------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income for the year                                                  66,128,954           200,742,185          104,976,993
 Adjustments to reconcile net income to net cash provided
        by operating activities
        Gain on sale of investments                                       (1,005,365)           (5,130,298)          (2,969,859)
        Net amortization of premium/discount on fixed maturities           5,337,495             5,936,259            3,087,459
        Investment income due and accrued                                   (894,718)           (1,682,462)          (6,664,862)
        Incorporation cost payable                                                 -                     -           (7,883,231)
        Premiums receivable                                              (11,959,972)          (90,968,391)         (76,489,609)
        Deferred acquisition costs                                        (1,673,918)          (23,414,237)         (23,318,087)
        Other assets                                                         (29,379)             (101,330)            (158,188)
        Loss and loss adjustment expense reserves                        186,704,587            69,609,547           44,707,594
        Unearned premiums                                                 14,034,537            68,427,523           74,365,214
        Accounts payable and accrued expenses                               (166,368)               10,019              551,289
        Investment trades pending settlement                                       -            (2,455,041)           2,455,041
        Advisory fees payable                                            (31,259,124)           21,847,079           25,170,228
                                                                   ---------------------------------------------------------------

        Cash provided by operating activities                            225,216,729           242,820,853          137,829,982
                                                                   ---------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investments                                                (698,087,800)         (735,713,760)      (1,066,976,281)
 Proceeds from sales and maturities of investments                       610,701,636           564,819,740          483,840,192
                                                                   ---------------------------------------------------------------

            Cash used in investing activities                            (87,386,164)         (170,894,020)        (583,136,089)
                                                                   ---------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of common shares                                              (122,984,606)          (99,999,995)                   -
 Proceeds to satisfy subscriptions                                                 -                     -              150,000
                                                                   ---------------------------------------------------------------

            Cash provided by (used in) financing activities             (122,984,606)          (99,999,995)             150,000
                                                                   ---------------------------------------------------------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         14,845,959           (28,073,162)        (445,156,107)

 CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            36,083,597            64,156,759          509,312,866
                                                                   ---------------------------------------------------------------

 CASH AND CASH EQUIVALENTS - END OF YEAR                                  50,929,556            36,083,597           64,156,759
                                                                   ===============================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

1.     NATURE OF THE BUSINESS

       Olympus Re Holdings, Ltd. and its subsidiaries (the "Company") were incorporated under the laws of Bermuda on December 3, 2001 and commenced operations on January 1, 2002. The Company's principal operating subsidiary is Olympus Reinsurance Company, Ltd. ("Olympus Re"). Olympus Re is registered as a Class 4 insurer under The Insurance Act 1978, amendments thereto and related regulations ("The Act"). The Company's bye-laws provide that the Board of Directors of Olympus Re shall consist of persons who first have been elected as designated directors by a resolution in a general meeting of the shareholders of the Company. The Board of Directors of the Company must then vote all shares of Olympus Re owned by the Company to elect such designated directors as Olympus Re directors. The bye-law provisions with respect to the removal of directors of Olympus Re operate similarly (see note 2(h)).

       The Company, through Olympus Re, writes reinsurance business on a global basis with an emphasis on property excess business. During the year ended December 31, 2004, this was through two main sources, quota share reinsurance agreements with a U.S. reinsurance company (see note 6) and two underwriting advisory contracts. The purpose of these quota share agreements is to produce primarily property reinsurance. Olympus Re's underwriting advisory contracts are with non-U.S. advisors (see note 5) to recommend excess property and marine reinsurance business and consult on the quota share agreements. The non-U.S. advisors are related to the previously mentioned U.S. reinsurance company through common ownership.

2.     SIGNIFICANT ACCOUNTING POLICIES

       These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.

       The following is a summary of the significant accounting policies adopted by the Company:

       (a)    CONSOLIDATION

              The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary Olympus Re. All significant inter-company balances and transactions have been eliminated on consolidation.

       (b)    PREMIUMS AND UNEARNED PREMIUMS

              The Company records premiums based on cession statements received. Premiums are earned evenly over the term of the underlying reinsurance contract, in proportion to the risk assumed. The portion of the premium related to the unexpired portion of the contract at the end of the fiscal period is reflected in unearned premiums.

              Certain reinsurance premiums assumed are estimated based on information provided by the underlying ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are taken into income in the period in which they are determined. These premiums are earned over the terms of the related reinsurance contracts.


                                      (1)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

       (c)    DEFERRED ACQUISITION COSTS

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

       (d)    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

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

       (e)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents include debt securities and time deposits with a maturity of three months or less from the date of purchase.

       (f)    INVESTMENTS

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

                                      (2)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

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

       (g)    FOREIGN CURRENCY

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

       (h)    NEW ACCOUNTING PRONOUNCEMENTS

              In December 2003, the FASB issued a FASB Interpretation No. 46, Consolidation of variable interest entities - an interpretation of ARB No. 51 (revised December 2003) ("FIN 46R"). FIN 46R clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest.

              Olympus Re's Board of Directors, who are elected as described in note 1, have unilateral authority to manage the affairs of Olympus Re, except for certain actions that require approval by the Company as sole shareholder. Since the Company and Olympus Re are under the common control of the shareholders of the Company, the financial statements of the Company were previously presented on a combined basis, rather than on a consolidated basis, in accordance with ARB No. 51.

              The Company adopted FIN 46R during 2004, the impact of which is to present the financial statements as consolidated rather than combined. This has not had any impact on the Company's net income or net shareholders' equity as presented in these financial statements.

3.     INVESTMENTS

                                                                          GROSS                      GROSS                 2004
                                                                     UNREALIZED                 UNREALIZED            ESTIMATED
                                                     COST                  GAIN                       LOSS           FAIR VALUE
                                                        $                     $                          $                    $
                                         -----------------------------------------------------------------------------------------
U.S. Government                                146,969,861              1,605,351                 1,125,641          147,449,571

U.S. Government-Sponsored Enterprises          347,715,100              1,919,481                   762,368          348,872,213
Corporate                                      300,062,897              2,729,585                 1,180,976          301,611,506
Mortgage-backed securities                      41,412,724                 23,962                   231,017           41,205,669
                                         -----------------------------------------------------------------------------------------

                                               836,160,582              6,278,379                 3,300,002          839,138,959
                                         =========================================================================================


                                      (3)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)
                                                                           GROSS                      GROSS                2003
                                                                      UNREALIZED                 UNREALIZED           ESTIMATED
                                                     COST                   GAIN                       LOSS          FAIR VALUE
                                                        $                      $                          $                   $
                                         -----------------------------------------------------------------------------------------

U.S. Government                                172,534,991              1,243,158                         -          173,778,149

U.S. Government-Sponsored Enterprises          326,656,609              4,613,114                         -          331,269,723
Corporate                                      202,200,619              5,389,124                         -          207,589,743
Mortgage-backed securities                      51,714,329                270,254                         -           51,984,583
                                         -----------------------------------------------------------------------------------------

                                               753,106,548             11,515,650                         -          764,622,198
                                         =========================================================================================

       The estimated fair value of fixed interest securities is based on quoted market values.

       The Company did not have any investments in a single corporate security which exceeded 1.6% of total fixed interest securities as of December 31, 2004 and 2003.

       The following table sets forth certain information regarding the investment ratings of the company's fixed interest securities portfolio as of December 31, 2004 and 2003.

                                                              2004                                          2003
                                           -------------------------------------------   -----------------------------------------
RATINGS                                              AMORTIZED                                    AMORTIZED
                                                          COST                                         COST
                                                             $                    %                       $                   %
                                           ---------------------------------------------------------------------------------------
U.S. Government                                     146,969,861                   18              172,534,991                 23
U.S. Government-Sponsored Enterprises               347,715,100                   41              326,656,609                 43
AAA                                                  64,265,227                    8               46,743,994                  6
AA                                                   45,157,940                    5               87,868,424                 12
A                                                   227,941,843                   27              119,302,530                 16
BBB                                                   4,110,611                    1                        -                  -
                                           ---------------------------------------------------------------------------------------

                                                    836,160,582                  100              753,106,548                100
                                           ---------------------------------------------------------------------------------------

       The amortized cost and estimated fair value amounts for fixed interest securities held at December 31, 2004 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.


                                      (4)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                  AMORTIZED        ESTIMATED FAIR
                                                                       COST                 VALUE
                                                                          $                     $
                                                          -------------------------------------------
Due within one year                                                64,662,883            64,651,505
Due after one year through five years                             712,992,476           715,862,799
Due after five years through ten years                             17,092,499            17,418,986
                                                          -------------------------------------------

                                                                  794,747,858           797,933,290

Mortgage-backed securities                                         41,412,724            41,205,669
                                                          -------------------------------------------

                                                                  836,160,582           839,138,959
                                                          ===========================================


       The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:


                                       LESS THAN 12 MONTHS              12 MONTHS OR GREATER                      TOTAL
                                      FAIR         UNREALIZED             FAIR       UNREALIZED               FAIR      UNREALIZED
                                     VALUE             LOSSES            VALUE           LOSSES              VALUE          LOSSES
                                         $                  $                $                $                  $               $
                            -------------------------------------------------------------------------------------------------------
U.S. Government                118,983,575          1,125,641                -                -        118,983,575       1,125,641

U.S. Government-Sponsored
   Enterprises                 196,934,402            750,502       17,958,600           11,866        214,893,002         762,368

Corporate                      140,644,309          1,180,976                -                -        140,644,309       1,180,976

Mortgage-back securities        37,850,700            231,017                -                -         37,850,700         231,017
                            -------------------------------------------------------------------------------------------------------

Total                          494,412,986          3,288,136       17,958,600           11,866        512,371,586       3,300,002
                            =======================================================================================================

       The unrealized losses on the Company's investment portfolio are the result of changes in general market conditions and interest rate increases, rather than credit concerns related to these securities. It is believed that the issuers of these securities will continue, to meet the contractual obligations to the Company, including full repayment on principal as contractually obligated. The Company has the ability to hold these securities until a market price recovery, or until maturity, and does not consider these investments to be other than temporarily impaired at December 31, 2004.

                                      (5)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

       The components of net investment income are as follows:

                                                                          2004                2003                 2002
                                                                             $                   $                    $
                                                               ------------------------------------------------------------
Interest on fixed maturities                                         30,403,659            27,758,971        20,691,286
Net amortization of premium/discount on fixed maturities             (5,337,495)           (5,936,259)       (3,087,459)
Interest on cash and cash equivalents                                 1,047,368               557,713         1,592,238
                                                               ------------------------------------------------------------

                                                                     26,113,532            22,380,425        19,196,065

Net investment expenses                                                (740,516)           (1,482,464)       (1,193,780)
                                                               ------------------------------------------------------------

                                                                     25,373,016            20,897,961        18,002,285
                                                               ============================================================

       During 2004, 2003 and 2002, proceeds from sales of available-for-sale securities were $610,701,636, $564,819,740 and $483,840,192 respectively.
       Gross realized gains were $2,990,444, $5,548,574 and $3,361,350 and gross realized losses were $1,985,079, $418,276 and $391,491 for the years end December 31, 2004, 2003 and 2002 respectively.

       White Mountain Advisors, LLC, the Company's investment advisors, receive a management fee at an annual rate of 0.1% of net invested assets. In 2003 and 2002 the annual rate was 0.2%.

       In the normal course of business, the Company provides collateral in accordance with certain reinsurance agreements. The Company has cash equivalents of $2,840,794 and $54,453 and investments of $287,839,361 and $201,128,202 in trusts, as of December 31, 2004 and 2003, respectively, provided as collateral.

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


                                      (6)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


       Reserve activity for loss and loss expenses is summarized below:

                                                                                       2004                       2003
                                                                                          $                          $
                                                                         -------------------------------------------------
BALANCE - BEGINNING OF YEAR                                                      114,317,141                 44,707,594
                                                                         -------------------------------------------------

Net claims and claims expenses incurred for the year related to:
      Current year                                                               306,534,301                110,104,123
        Prior year                                                                (9,801,650)                (5,759,425)
                                                                         -------------------------------------------------

                                                                                 296,732,651                104,344,698
                                                                         -------------------------------------------------

Net paid claims and claims expenses for the year related to:
      Current year                                                                38,156,364                 17,069,797
        Prior year                                                                71,871,700                 17,665,354
                                                                         -------------------------------------------------

                                                                                 110,028,064                 34,735,151
                                                                         -------------------------------------------------

BALANCE - END OF YEAR                                                            301,021,728                114,317,141
                                                                         =================================================


       The December 31, 2004 and 2003 year end balance is comprised of provisions for reported claims of $115,474,945 and $33,300,789 and provisions for claims incurred but not reported of $185,546,783 and $81,016,352, respectively.

5.     ADVISORY FEES PAYABLE

       Advisory fees payable represents override commission and profit commissions payable, including a 20% profit commission payable to the non-U.S. advisors, White Mountains Underwriting Limited and White Mountains Underwriting (Bermuda) Limited, (collectively White Mountains Underwriting) for all business on which they advise.

6.     MAJOR CUSTOMERS

       During the years ended December 31, 2004, 2003 and 2002, the Company derived 86%, 90% and 99%, respectively, of its premiums written from Folksamerica Reinsurance Company ("Folksamerica") for which the Company pays an override commission. During the years ended December 31, 2004 and 2003, the Company derived 9% and 8% respectively, of its premiums written from business recommended by White Mountains Underwriting for which the Company pays an override commission. No significant business was written through White Mountains Underwriting in 2002. Folksamerica and White Mountains Underwriting are wholly-owned subsidiaries of White Mountains Insurance Group Ltd., which is a minority shareholder of the Company through a 50% joint venture, and is also the parent of White Mountain Advisors, LLC. Included in premiums receivable for the years ended December 31, 2004 and 2003 were amounts of $166,798,822 and $157,980,421, respectively, due from Folksamerica.


                                      (7)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

7.     CAPITAL STOCK

       (a)    AUTHORIZED SHARES

              The Company's authorized share capital is 20,000,000 common shares of the par value $0.01 each.

       (b)    COMMON SHARES

              At December 31, 2004 and 2003, the total issued and outstanding common shares of the Company were 3,716,378 and 4,385,714, respectively, with a par value of $0.01. The holders of the ordinary shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder (excluding Leucadia National Corporation) constitute 9.5 percent or more of the outstanding common shares of the Company, only a fraction of the vote will be allowed so as not to exceed 9.5 percent. There are various restrictions on the ability of shareholders to dispose of their shares.

              In the period to December 31, 2001, the Company received cash of $509,850,000 in respect of subscriptions of common shares. On January 2, 2002, payment of the remaining outstanding subscriptions totaling $150,000 was received from shareholders. Following receipt of the outstanding subscriptions payments, all issued and outstanding common voting shares were fully paid.

              The Company's Bye-laws provide that the shareholders have an annual put option to request that the Company repurchase any or all of their shares. Such repurchase is subject to capital adequacy of the Company under the Act and the approval of the Board of Directors of the Company. At December 31, 2004 the Company had received requests to repurchase 197,088 shares which will cost the Company approximately $34.8 million at year end net asset value. The repurchase of these shares is subject to approval by the Board of Directors at their first meeting in 2005.

              In the years ended December 31, 2004 and 2003, the Company used $122,984,606 and $99,999,995 to repurchase a total of 669,336 and
              714,286 shares respectively.

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

9.     STATUTORY REQUIREMENTS

       Under The Act, Olympus Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Act also requires Olympus Re to meet certain minimum capital and surplus requirements. To satisfy these requirements, Olympus Re was required to maintain a minimum level of statutory capital and surplus of $260,515,704, $261,589,120 and $149,261,044 at December 31, 2004, 2003
       and 2002 respectively. Olympus Re's statutory capital and surplus was $602,649,109, $668,937,898 and $593,312,822 at December 31, 2004, 2003
       and 2002 respectively.

                                      (8)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


       Statutory capital and surplus as reported under The Act is different from shareholders' equity as determined in conformity with accounting principles generally accepted in the United States of America ("GAAP") due to certain items that are capitalized under GAAP but expensed under The Act.

       Olympus Re is also required to maintain a minimum liquidity ratio under the Act, which was met for the years ended December 31, 2004, 2003 and 2002.




















                                      (9)

                                                                     APPENDIX 1

                       FINANCIAL STATEMENTS CONTROL SHEET

      ====================================================================
               THIS SHEET IS TO REMAIN WITH THE MOST CURRENT COPY.
       ALL PERSONS TYPING IN THE STATEMENTS - INITIAL AND DATE THIS SHEET.
      ====================================================================

-------------------------------------------------------------------------------- --------------------------------------------------
FULL CLIENT NAME: OLYMPUS RE HOLDINGS, LTD.                                       DOCUMENT TITLE: FINANCIAL STATEMENTS
-------------------------------------------------------------------------------- --------------------------------------------------
CLIENT CODE/TA FILE NUMBER: 46624                                                 YEAR/PERIOD END: DECEMBER 31, 2004, 2003 AND
                                                                                  2002
-------------------------------------------------------------------------------- --------------------------------------------------
SPELLING:      [X] AMERICAN     [ ] BRITISH                                       GAAP: US
-------------------------- ----------------------------------------- ----------- --------------------------------------------------
FINALS DISTRIBUTION:       DISTRIBUTED TO:                           DATE:        FINALS PRINTED: FEBRUARY 25, 2005
-------------------------- ----------------------------------------- ----------- --------------------------------------------------
BOUND COPIES:                                                                     TEAM LEADER:  TOM MILLER
-------------------------- ----------------------------------------- ----------- --------------------------------------------------
10                                                                                TEAM MANAGER:  DARREN GREENWAY
-------------------------- ----------------------------------------- ----------- --------------------------------------------------
                                                                                  SENIOR(S):  ZAHEER ST.CLAIR
-------------------------- ----------------------------------------- ----------- --------------------------------------------------
UNBOUND COPIES:
-------------------------- ----------------------------------------- ----------- --------------------------------------------------

-------------------------- ----------------------------------------- ----------- --------------------------------------------------


                                    DRAFTS                                                               FINALS

TYPED DRAFTS TO BE RETURNED TO: ZAHEER ST.CLAIR                        PRINTED FINALS TO BE RETURNED TO: ______________________
                                ---------------

INITIALS                                  DATE                         DATE/TIME REQUIRED: _________________________________
--------                                  ----

CALL CHECKED BY/TO:                                                    INITIALS                                       DATE
                                                                       --------                                       ----
ADDS/CROSS ADDS/CALCS BY:
CROSS REF. VERIFIED BY:                                                ADDS/CROSS ADDS/CALCS BY:
OVERALL QUALITY CONTROL BY:                                            CROSS REF. VERIFIED BY:
TEAM MANAGER REVIEW:                                                   FORMATTING/QUALITY CONTROL BY:
TEAM LEADER REVIEW:                                                    FINAL SPELL CHECK BY:
DRAFTS TO CLIENT FOR REVIEW:                                           TEAM MANAGER REVIEW/APPROVAL FOR PRINTING:

1ST DRAFT (date/time required:                            )            TEAM LEADER REVIEW/APPROVAL FOR PRINTING:
---------                       --------------------------
Typed by: Karen Patterson       Date: February 8, 2005
Checked by:                     Date:
                                                                       PRINTED FINALS CHECKED FOR COMPILATION AND QUALITY
2ND DRAFT (date/time required:                            )                      (MATCH TO TRANSMITTAL LETTER):
---------                       --------------------------
Typed by: Edwina Arorash        Date: February 9, 2005
Checked by:                     Date:
                                                                       BINDING: (LIST PAGES OF F/S IN ORDER AND CHECK A/R)

3RD DRAFT (date/time required:                            )
---------                       --------------------------
Typed by:  Karen Patterson      Date: February 10, 2005
Checked by:                     Date:                                  1.
                                                                               ....................................................

4TH DRAFT (date/time required:                            )            2.
---------                       --------------------------                     ....................................................
Typed by: Karen Patterson       Date: February 16, 2005
Checked by:                     Date:                                  3.
                                                                               ....................................................

5TH DRAFT (date/time required:                            )            4.
---------                       --------------------------                     ....................................................
Typed by:  Karen Patterson      Date: February 17, 2005
Checked by:                     Date:                                  5.
                                                                               ....................................................

6TH DRAFT (date/time required:                            )            6.
---------                       --------------------------                     ....................................................
Typed by:                       Date:
Checked by:                     Date:                                  7.
                                                                               ....................................................

7TH DRAFT (date/time required:                            )            8.
---------                       --------------------------                     ....................................................
Typed by:                       Date:
Checked by:                     Date:                                  9.
                                                                               ....................................................

8TH DRAFT (date/time required:                            )            10.
---------                       --------------------------                     ....................................................
Typed by:                       Date:
Checked by:                     Date:




                               EAGLEROCK CAPITAL
                               PARTNERS (QP), LP
















                                                         FINANCIAL STATEMENTS
                                          THREE YEARS ENDED DECEMBER 31, 2004

                               EAGLEROCK CAPITAL
                               PARTNERS (QP), LP

















                                                         FINANCIAL STATEMENTS
                                          THREE YEARS ENDED DECEMBER 31, 2004

                                                                     CONTENTS
--------------------------------------------------------------------------------


EAGLEROCK CAPITAL PARTNERS (QP), LP

INDEPENDENT AUDITORS' REPORT                                             3

FINANCIAL STATEMENTS:
    Statements of assets and liabilities                                 4
    Statements of operations                                             5
    Statements of changes in partners' capital                           6
    Statements of changes in net assets                                  7
    Summary of business and significant accounting policies            8-9
    Notes to financial statements                                    10-13

EAGLEROCK MASTER FUND, LP                                               14

INDEPENDENT AUDITORS' REPORT                                            15

FINANCIAL STATEMENTS:
    Statements of assets and liabilities                                16
    Condensed schedule of investments - December 31, 2004            17-22
    Condensed schedule of investments - December 31, 2003            23-27
    Statements of operations                                            28
    Statements of changes in partners' capital                          29
    Statements of changes in net assets                                 30
    Summary of business and significant accounting policies          31-34
    Notes to financial statements                                    35-38

INDEPENDENT AUDITORS' REPORT



The Partners
EagleRock Capital Partners (QP), LP
New York, New York

We have audited the accompanying statements of assets and liabilities of EagleRock Capital Partners (QP), LP (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and changes in net assets for the three years then ended. These financial statements are the responsibility of the Partnership's management.. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Capital Partners
(QP), LP as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital and its changes in net assets for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.





January 21, 2005

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                          STATEMENTS OF ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

 December 31,                                                                        2004                       2003
 ----------------------------------------------------------------------------------------------------------------------
 ASSETS
 Investment in EagleRock Master Fund, LP                                     $163,520,126               $102,776,970
 Cash                                                                                 556                          -
 ----------------------------------------------------------------------------------------------------------------------
                                                                              163,520,682                102,776,970
 LIABILITIES
 Due to EagleRock Master Fund, LP (Note 2)                                      1,974,347                    906,051
 ----------------------------------------------------------------------------------------------------------------------
 NET ASSETS (PARTNERS' CAPITAL)                                              $161,546,335               $101,870,919
 ======================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                                      STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

Year ended December 31,                                                      2004                  2003               2002
----------------------------------------------------------------------------------------------------------------------------
INVESTMENT (LOSS) INCOME:
    Net investment (loss) income allocated from
      EagleRock Master Fund, LP:
          Interest                                                   $  4,326,725          $  4,401,712        $ 3,455,501
          Dividends                                                     1,024,367             2,020,980            102,514
          Expenses                                                     (7,186,079)           (4,281,435)        (1,246,441)
----------------------------------------------------------------------------------------------------------------------------
             NET INVESTMENT (LOSS) INCOME FROM EAGLEROCK               (1,834,987)            2,141,257          2,311,574
                MASTER FUND, LP
    Interest income                                                           556                     -          2,523,401
    Dividend income                                                             -                     -             35,692
----------------------------------------------------------------------------------------------------------------------------
             TOTAL INVESTMENT (LOSS) INCOME                            (1,834,431)            2,141,257          4,870,667
----------------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Interest                                                                    -                     -          2,030,350
    Management fee (Note 2)                                             1,068,296               584,522            489,495
    Dividends                                                                   -                     -             39,571
    Other                                                                       -                     -             19,704
----------------------------------------------------------------------------------------------------------------------------
             TOTAL EXPENSES                                             1,068,296               584,522          2,579,120
----------------------------------------------------------------------------------------------------------------------------
             NET INVESTMENT (LOSS) INCOME                              (2,902,727)            1,556,735          2,291,547
NET REALIZED GAIN ON INVESTMENTS                                                -                     -             19,651
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS ALLOCATED
    FROM EAGLEROCK MASTER FUND, LP:
       Net realized gain (loss) on investments                          5,606,973             9,686,036           (598,006)
       Net change in unrealized gain (loss) on investments             37,703,722            44,227,782         (6,284,778)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) (NOTE 1)                                            $40,407,968           $55,470,553        $(4,571,586)
============================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
--------------------------------------------------------------------------------


Three years ended December 31, 2004

----------------------------------------------------------------------------------------------------------------------------
                                                          General                   Limited
                                                          partner                  partners                    Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2002                              $              -     $                  -      $                  -
Capital contributions                                          971,952               50,000,000                50,971,952
Net loss (Note 1):
    Pro rata allocation                                        (86,758)              (4,484,828)               (4,571,586)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                     885,194               45,515,172                46,400,366
Net income (Note 1):
    Pro rata allocation                                      1,074,563               54,395,990                55,470,553
    Performance allocation                                   4,991,114               (4,991,114)                        -
    Profit participation allocation                           (521,806)                 521,806                         -
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                                   6,429,065               95,441,854               101,870,919
Capital contributions                                                -               23,000,000                23,000,000
Capital withdrawals                                                  -               (3,732,552)               (3,732,552)
Net income (Note 1):
    Pro rata allocation                                      2,278,164               38,129,804                40,407,968
    Performance allocation                                   4,427,330               (4,427,330)                        -
    Profit participation allocation                           (581,663)                 581,663                         -
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                 $12,552,896             $148,993,439              $161,546,335
============================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                           STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------

Year ended December 31,                                                  2004                 2003               2002
----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
       Net investment (loss) income                               $   (2,902,727)      $    1,556,735       $  2,291,547
       Net realized gain (loss) on investments                         5,606,973            9,686,036           (578,355)
       Net change in unrealized gain (loss) on investments            37,703,722           44,227,782         (6,284,778)
----------------------------------------------------------------------------------------------------------------------------
             NET INCREASE (DECREASE) IN NET ASSETS RESULTING          40,407,968           55,470,553         (4,571,586)
                FROM OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL
    TRANSACTIONS:
       Capital contributions                                          23,000,000                    -         50,971,952
       Capital withdrawals                                            (3,732,552)                   -                  -
----------------------------------------------------------------------------------------------------------------------------
             NET INCREASE IN NET ASSETS RESULTING FROM
                CAPITAL TRANSACTIONS                                  19,267,448                    -         50,971,952
----------------------------------------------------------------------------------------------------------------------------
TOTAL INCREASE                                                        59,675,416           55,470,553         46,400,366
NET ASSETS, BEGINNING OF YEAR                                        101,870,919           46,400,366                  -
----------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR                                             $161,546,335         $101,870,919        $46,400,366
============================================================================================================================


        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------



BUSINESS                         EagleRock Capital Partners (QP), L.P.
                                 ("Partnership") is a Delaware limited
                                 partnership organized to invest and trade in securities and other investment vehicles and instruments. The Partnership invests a significant portion of its assets in EagleRock Master Fund, LP. On May 1, 2002, the Partnership contributed all of its net assets to a related entity, EagleRock Master Fund, a Delaware partnership, in exchange for a pro rata share of equity in that partnership. On November 1, 2004, EagleRock Master Fund transferred its net assets and partnership interests to EagleRock Master Fund, LP, a Cayman Islands exempted partnership that became the surviving master partnership. As a result of the transfer, the Partnership received a pro rata share of the Partnership interest in Eagle Rock Master Fund, LP on that date. The financial statements of EagleRock Master Fund, LP are included elsewhere in this report and should be read with the Partnership's financial statements.


SIGNIFICANT ACCOUNTING POLICIES  Investment in EagleRock Master Fund, LP

                                 The investment in EagleRock Master Fund, LP is accounted for under the equity method, which reflects the Partnership's proportionate interest in the net assets and net income of EagleRock Master Fund, LP. Valuation of the investments held by EagleRock Master Fund, LP is discussed in the notes to the EagleRock Master Fund, LP financial statements included elsewhere in this report. The percentage of EagleRock Master Fund, LP partners' capital owned by the Partnership at December 31, 2004 and 2003 was approximately 72% and 91%, respectively.

                                 Investment Transactions

                                 The Partnership records all security
                                 transactions and related expenses on a trade date basis. Revenues and expenses are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and interest is accrued in the period earned.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                                 Reclassifications

                                 Certain amounts in 2003 and 2002 have been reclassified to conform to the 2004 presentation.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                                 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ALLOCATION OF NET INCOME
      (LOSS) AND PERFORMANCE
      ALLOCATION                 The net income (loss) for the three years ended
                                 December 31, 2004 is allocated to each partner in accordance with the ratio of the capital account of each partner to the total of all capital accounts at the beginning of each fiscal period.

                                 At the end of each performance period, 20% of net income in excess of cumulative loss is reallocated to the capital accounts of Mariel Capital Management, LLC ("General Partner") as a performance allocation. The General Partner may, at its discretion, waive or alter this allocation. For one of the limited partners of the Partnership, a separate agreement exists stating that at the end of each performance period, 10% of net income in excess of cumulative loss is reallocated to the capital account of the General Partner. For the years ended December 31, 2004 and 2003, the performance allocation was $4,427,330 and $4,991,114, respectively. There was no performance allocation for the year ended December 31, 2002.

                                 In consideration of one of the limited
                                 partner's contribution, the limited partner is entitled to receive 10% of any performance allocation paid to the General Partner by the Partnership and an affiliated partnership (the "Profit Participation Allocation"). Prior to June 1, 2003, the limited partner was entitled to 5% of any performance allocation paid to the General Partner by the Partnership. The General Partner may, at its discretion, increase this fee. For the years ended December 31, 2004 and 2003, the Profit Participation Allocation was $581,663 and $521,806, respectively. There was no profit participation allocation for the year ended December 31, 2002.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                                 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.    DUE TO EAGLEROCK
      MASTER FUND, LP            Management Fees

                                 EagleRock Capital Management, LLC ("Investment Manager") serves as the Investment Manager of the Partnership. The Partnership incurs a quarterly fee payable at the beginning of each quarter equal to .375% of the capital account balance of each limited partner as of the close of the preceding quarter. The General Partner may, at its discretion, reduce or eliminate this fee. Management fees are paid by EagleRock Master Fund, LP and are discussed in the notes to EagleRock Master Fund, LP's financial statements included elsewhere in this report. For one of the limited partners of the Partnership, a separate agreement exists stating that the Partnership incur a quarterly fee payable at the beginning of each quarter equal to .25% of the capital account balance of the limited partner as of the close of the preceding quarter. For the years ended December 31, 2004, 2003 and 2002, the Partnership's management fees were $1,068,296, $584,522 and $489,495, respectively. As of December 31, 2004 and 2003 an aggregate amount of $1,974,347 and $906,051, respectively, was due to EagleRock Master Fund, LP.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                                 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.    FINANCIAL HIGHLIGHTS       The financial highlights table represents the
                                 Partnership's financial performance for the three years ended December 31, 2004 are as follows:

                                 Limited partner                              2004               2003              2002
                                 -------------------------------------------------------------------------------------------
                                 Total return before performance              34.11%            119.51%            (8.97)%
                                    allocation and profit
                                    participation allocation
                                 Performance allocation, net of
                                    profit participation allocation           (3.45)             (9.82)                -
                                 -------------------------------------------------------------------------------------------
                                        Total return after                    30.66%            109.69%            (8.97)%
                                        performance allocation and
                                           profit participation
                                           allocation (a)
                                 ===========================================================================================
                                 Operating expense ratio (b)                   3.19%              4.33%             1.93%
                                 Performance allocation, net of
                                    profit participation allocation            3.45               9.82                 -
                                 -------------------------------------------------------------------------------------------
                                        Total expenses and                     6.64%             14.15%             1.93%
                                           performance allocation,
                                           net of profit
                                           participation allocation
                                 -------------------------------------------------------------------------------------------
                                 Net investment (loss) income                 (2.60)%             3.33%             4.46%
                                     ratio (c)
                                 ===========================================================================================

                                 -----------------

                                 The financial highlights disclosed above are calculated based on the following criteria:

                                 (a)        Total return is computed based on
                                            the change in value during the year
                                            of a theoretical investment made at
                                            the beginning of the year. The total
                                            return is shown net of operating
                                            expenses, management fees and the
                                            performance allocation, net of
                                            profit participation allocation.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                                 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                 -----------------

                                            An individual partner's return may
                                            vary from the above returns based on
                                            participation in hot issues,
                                            different management fee and
                                            performance arrangements and the
                                            timing of capital transactions.

                                 (b)        The operating expense ratio is
                                            calculated by dividing the total
                                            operating expenses by the net assets
                                            of a theoretical investment made at
                                            the beginning of the year. The
                                            operating expense ratio is based on
                                            the expenses allocated to each
                                            limited partner prior to the effects
                                            of any performance allocation, net
                                            of profit participation allocation.
                                            For the purpose of this calculation,
                                            expenses do not include dividend and
                                            interest expense.

                                            The expense ratios attributable to
                                            an individual partner's account may
                                            vary based on different management
                                            fee and performance arrangements and
                                            the timing of capital transactions.

                                 (c)        The net investment (loss) income
                                            ratio is calculated by dividing the
                                            net investment (loss) income by the
                                            net assets of a theoretical
                                            investment made at the beginning of
                                            year. The net investment (loss)
                                            income ratio is based on the net
                                            investment income allocated to a
                                            limited partner prior to the effects
                                            of a performance allocation, net of
                                            profit participation allocation. The
                                            net investment (loss) income ratio
                                            attributable to an individual
                                            partner's account may vary based on
                                            timing of capital transactions.

                            EAGLEROCK MASTER FUND, LP

















--------------------------------------------------------------------------------
                                                            FINANCIAL STATEMENTS
                                           TWO YEARS ENDED DECEMBER 31, 2004 AND
                            PERIOD FROM MAY 1, 2002 (COMMENCEMENT OF OPERATIONS)
                                                            TO DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT



The Partners
EagleRock Master Fund, LP
Grand Cayman, Cayman Islands

We have audited the accompanying statement of assets and liabilities, including the condensed schedule of investments, of EagleRock Master Fund LP (formerly, EagleRock Master Fund) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and changes in net assets for each of the two years in the period ended December 31, 2004 and the period from May 1, 2002 (commencement of operations) to December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Master Fund LP as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital and changes in net assets for each of the two years in the period ended December 31, 2004 and the period from May 1, 2002 (commencement of operations) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





January 21, 2005

                                                     EAGLEROCK MASTER FUND, LP


                                          STATEMENTS OF ASSETS AND LIABILITIES
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31,                                                                                    2004                  2003
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments in securities, at fair value (cost $377,657,524 and $247,328,617)
    (Notes 1 and 5)                                                                     $468,825,344          $284,340,077
Dividends and interest receivable                                                          1,144,386             1,003,483
Due from affiliates (Note 3)                                                               2,302,938               954,130
Other                                                                                          9,166                13,805
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         472,281,834           286,311,495
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Securities sold, not yet purchased, at fair value (proceeds of sales $81,968,106
    and $66,145,693) (Notes 1 and 5)                                                      79,791,970            63,107,264
Due to broker (Note 1)                                                                   165,062,685           109,802,714
Dividends and interest payable                                                             1,013,698               795,178
Accrued expenses and other liabilities (Note 3 and 4)                                         72,065                     -
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         245,940,418           173,705,156
-----------------------------------------------------------------------------------------------------------------------------
NET ASSETS (PARTNERS' CAPITAL)                                                          $226,341,416          $112,606,339
=============================================================================================================================


                 See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2004
----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $226,341,416)                                                Fair value
----------------------------------------------------------------------------------------------------------------------------------
                       INVESTMENTS IN SECURITIES:
                           Common stock (132.48%):
                                United States (127.90%):
                                    Building materials (.51%)                                                    $    1,161,807
                                    Business services (2.48%)                                                         5,627,465
                                    Capital equipment (8.62%)                                                        19,525,136
                                    Chemicals (6.21%):
      10,702,820                       Solutia Inc. (5.53%)                                                          12,522,299
                                       Other (.68%)                                                                   1,529,712
                                    Consumer products (15.36%):
       2,831,639                       Interstate Bakeries Corp. (8.01%)                                             18,122,490
                                       Other (7.35%)                                                                 16,637,751
                                    Electronics (6.82%)                                                              15,428,788
                                    Energy (2.99%)                                                                    6,777,288
                                    Financial services (4.33%)                                                        9,791,463
                                    Food processing (8.22%):
       4,267,101                       Darling International Inc. (8.22%)                                            18,604,560
                                       Other (0.00%)                                                                      2,306
                                    Health & death care (5.99%)                                                      13,550,291
                                    Index (.05%)                                                                        110,396
                                    Media, entertainment & leisure (8.72%)                                           19,743,377
                                    Mining and metals (2.78%)                                                         6,301,479
                                    Packaging and containers (8.51%):
       2,363,801                       Constar International Inc. (8.06%)                                            18,248,544
                                       Other (.45%)                                                                   1,008,018
                                    Pharmaceuticals (.60%)                                                            1,366,558
                                    Retail (9.47%)                                                                   21,440,736
                                    Software (16.06%)                                                                36,347,918
                                    Telecommunications (8.05%)                                                       18,211,070
                                    Transportation and defense (3.87%)                                                8,749,027
                                    Utilities (4.15%)                                                                 9,387,387
                                    Wireless Communications (4.11%)                                                   9,299,492
----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - UNITED STATES (COST $229,389,463)                       289,495,358
----------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================


                 See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $226,341,416)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------

                       INVESTMENTS IN SECURITIES (CONTINUED):
                           Common stock (132.48%) (continued):
                              Canada (.12%):
                                 Transportation and defense (.12%)                                               $       267,653
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - CANADA (COST $150,554)                                       267,653
-----------------------------------------------------------------------------------------------------------------------------------
                              China (1.40%):
                                 Software (1.40%)                                                                      3,172,433
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - CHINA (COST $3,156,229)                                    3,172,433
-----------------------------------------------------------------------------------------------------------------------------------
                              England (.07%):
                                 Telecommunications (.07%)                                                               160,844
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - ENGLAND (COST $229,485)                                      160,844
-----------------------------------------------------------------------------------------------------------------------------------
                              France (.41%):
                                 Chemicals (.41%)                                                                        936,249
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - FRANCE (COST $474,997)                                       936,249
-----------------------------------------------------------------------------------------------------------------------------------
                              Germany (.72%):
                                 Financial services (.68%)                                                             1,543,000
                                 Health & death care (.04%)                                                               83,525
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - GERMANY (COST $1,489,915)                                  1,626,525
-----------------------------------------------------------------------------------------------------------------------------------
                              Mexico (.08%):
                                 Media, entertainment & leisure (.08%)                                                   191,208
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - MEXICO (COST $178,388)                                       191,208
-----------------------------------------------------------------------------------------------------------------------------------
                              Norway (.26%):
                                 Energy (.26%)                                                                           578,516
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - NORWAY (COST $201,021)                                       578,516
-----------------------------------------------------------------------------------------------------------------------------------
                              Russia (.56%):
                                 Energy (.56%)                                                                         1,262,055
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - RUSSIA (COST $1,346,876)                                   1,262,055
-----------------------------------------------------------------------------------------------------------------------------------
                              South Africa (.96%):
                                 Mining and metals (.96%)                                                              2,167,776
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - SOUTH AFRICA (COST $2,328,853)                             2,167,776
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK (COST $238,945,781)                                        299,858,617
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $226,341,416)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       INVESTMENTS IN SECURITIES (CONTINUED):
                           Long-term debt securities (64.08%):
                                United States (55.48%):
                                    Building materials (1.03%)                                                    $    2,329,875
                                    Business services (1.49%)                                                          3,380,600
                                    Capital equipment (1.01%)                                                          2,281,250
                                    Chemicals (.96%)                                                                   2,187,000
                                    Consumer products (.97%)                                                           2,212,825
                                    Electronics (.46%)                                                                 1,057,500
                                    Energy (.83%)                                                                      1,870,750
                                    Financial services (2.35%)                                                         5,329,750
                                    Index (.40%)                                                                         900,000
                                    Media, entertainment & leisure (9.53%)                                            21,557,505
                                    Mining and metals  (11.33%):
      26,100,000                       WCI Steel Inc 10% 12/1/04 Sr Nts (8.65%)                                       19,575,000
                                       Other (2.68%)                                                                   6,073,913
                                    Packaging and containers (3.03%)                                                   6,861,000
                                    Pharmaceuticals (.33%)                                                               740,000
                                    Retail (1.45%)                                                                     3,270,306
                                    Telecommunications (2.55%)                                                         5,767,215
                                    Transportation and defense (9.24%):
      30,225,000                       Delta Airlines 8.3% 12/15/29 (6.01%)                                           13,601,250
                                       Other (3.23%)                                                                   7,298,638
                                    Utilities (8.52%)                                                                 19,278,000
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL LONG-TERM DEBT SECURITIES - UNITED STATES (COST $98,068,993)         125,572,377
-----------------------------------------------------------------------------------------------------------------------------------
                                    Bermuda (3.60%):
                                       Telecommunications (3.60%)                                                      8,144,900
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL LONG-TERM DEBT SECURITIES  - BERMUDA (COST $8,224,170)                 8,144,900
-----------------------------------------------------------------------------------------------------------------------------------
                                    England (.87%):
                                       Automotive (.85%)                                                               1,929,375
                                       Telecommunications (.02%)                                                          50,000
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL LONG-TERM DEBT SECURITIES - ENGLAND (COST $1,236,855)                  1,979,375
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $226,341,416)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       INVESTMENTS IN SECURITIES (CONTINUED): Long-term debt
                           securities (64.08%) (continued):
                              Italy (2.27%):
                                 Consumer products (2.27%)                                                      $      5,126,585
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL LONG-TERM DEBT SECURITIES - ITALY (COST $11,532,266)                   5,126,585
-----------------------------------------------------------------------------------------------------------------------------------
                              Mexico (.78%):
                                 Wireless communications (.78%)                                                        1,778,688
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL LONG-TERM DEBT SECURITIES - MEXICO (COST $1,654,435)                   1,778,688
-----------------------------------------------------------------------------------------------------------------------------------
                              Norway (1.08%):
                                 Energy (1.08%)                                                                        2,435,543
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL LONG-TERM DEBT SECURITIES - NORWAY (COST $1,356,611)                   2,435,543
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL LONG-TERM DEBT SECURITIES (COST $122,073,330)                        145,037,468
-----------------------------------------------------------------------------------------------------------------------------------
                           Preferred stock (7.32%):
                              United States (7.32%):
                                 Building materials (2.86%)                                                            6,480,000
                                 Consumer products (.11%)                                                                243,000
                                 Electronics (1.22%)                                                                   2,750,000
                                 Financial services (.61%)                                                             1,378,000
                                 Media, entertainment & leisure (1.43%)                                                3,235,255
                                 Packaging and containers (.65%)                                                       1,483,920
                                 Transportation and defense (.28%)                                                       648,659
                                 Utilities (.16%)                                                                        352,568
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL PREFERRED STOCK (COST $8,322,031)                                     16,571,402
-----------------------------------------------------------------------------------------------------------------------------------
                           Options purchased (3.25%) (cost $8,316,382):
                              United States (3.25%)                                                                    7,357,857
-----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL INVESTMENTS IN SECURITIES (COST $377,657,524)                       $468,825,344
===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $226,341,416)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       SECURITIES SOLD, BUT NOT YET PURCHASED:
                           Common stock (8.19%):
                              United States (8.19%):
                                 Automotive (.30%)                                                               $       674,610
                                 Capital equipment (1.52%)                                                             3,447,267
                                 Chemicals (.72%)                                                                      1,619,352
                                 Consumer products (.35%)                                                                789,654
                                 Electronics (.74%)                                                                    1,671,917
                                 Energy (.56%)                                                                         1,281,500
                                 Financial services (1.14%)                                                            2,571,204
                                 Health & death care (.15%)                                                              340,800
                                 Index (.01%)                                                                             12,821
                                 Mining and metals (1.14%)                                                             2,589,750
                                 Pharmaceuticals (.78%)                                                                1,757,610
                                 Retail (.69%)                                                                         1,559,000
                                 Software (.02%)                                                                          34,842
                                 Telecommunications (.03%)                                                                77,412
                                 Transportation and defense (.04%)                                                        95,563
-----------------------------------------------------------------------------------------------------------------------------------
                                     TOTAL COMMON STOCK - UNITED STATES (PROCEEDS $18,421,290)                        18,523,302
-----------------------------------------------------------------------------------------------------------------------------------
                           Preferred stock (.80%):
                              United States (.80%):
                                 Building Materials (.80%)                                                             1,800,000
-----------------------------------------------------------------------------------------------------------------------------------
                                     TOTAL PREFERRED STOCK (PROCEEDS $1,990,073)                                       1,800,000
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------


December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $226,341,416)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       SECURITIES SOLD, BUT NOT YET PURCHASED (CONTINUED):
                           Long-term debt securities (25.37%):
                              United States (25.37%):
                                 Automotive (3.64%)                                                               $    8,240,940
                                 Capital equipment (3.24%)                                                             7,325,750
                                 Chemicals (2.30%)                                                                     5,197,500
                                 Consumer products (2.11%)                                                             4,767,750
                                 Energy (.09%)                                                                           194,250
                                 Financial services (.88%)                                                             1,998,000
                                 Mining and metals (6.24%)                                                            14,120,250
                                 Packaging and containers (4.06%)                                                      9,189,188
                                 Retail (.46%)                                                                         1,045,000
                                 Transportation and defense (1.68%)                                                    3,810,125
                                 Utilities (.67%)                                                                      1,525,000
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES (PROCEEDS $58,666,374)                         57,413,753
-----------------------------------------------------------------------------------------------------------------------------------
                           Options written (.91%) (proceeds $2,890,369):
                              United States (.91%):                                                                    2,054,915
-----------------------------------------------------------------------------------------------------------------------------------
                                     TOTAL SECURITIES SOLD, NOT YET PURCHASED (PROCEEDS $81,968,106)                 $79,791,970
===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.




                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $112,606,339)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       INVESTMENTS IN SECURITIES:
                           Common stock (161.07%):
                              United States (145.31%):
                                 Building materials (.29%)                                                       $       322,784
                                 Business services (13.32%)                                                           15,001,695
                                 Capital equipment (3.09%)                                                             3,479,129
                                 Chemicals (3.47%)                                                                     3,902,702
                                 Consumer cyclical (2.37%)                                                             2,666,493
                                 Consumer non-cyclical (6.47%)                                                         7,281,674
                                 Electronics (18.03%)                                                                 20,307,414
                                 Energy (4.22%)                                                                        4,756,272
                                 Financial services (6.86%)                                                            7,725,724
                                 Food packaging (6.42%)                                                                7,224,658
                                 Food processing (19.02%):
       6,839,651                    Darling International (16.77%)                                                    18,877,437
                                    Other (2.25%)                                                                      2,538,795
                                 Health and death care (7.47%)                                                         8,409,119
                                 Index (.34%)                                                                            380,009
                                 Media, entertainment and leisure (13.80%)                                            15,543,613
                                 Mining and metals (4.14%)                                                             4,663,134
                                 Other (.31%)                                                                            348,000
                                 Pharmaceuticals (6.67%)                                                               7,506,548
                                 Telecommunications (5.76%)                                                            6,484,440
                                 Transportation and defense (5.53%)                                                    6,228,761
                                 Utilities (2.01%)                                                                     2,262,357
                                 Wireless communications (15.74%):
       2,051,730                    Nextwave Telecom (5.83%)                                                           6,565,536
                                    Other (9.91%)                                                                     11,156,695
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - UNITED STATES (COST $138,787,395)                        163,632,989
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.



                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $112,606,339)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       INVESTMENTS IN SECURITIES (CONTINUED):
                           Common stock (161.07%) (continued):
                              Bermuda (5.20%):
                                 Pharmaceuticals (1.97%)                                                          $    2,223,916
                                 Telecommunications (3.23%)                                                            3,636,234
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - BERMUDA (COST $3,670,524)                                  5,860,150
-----------------------------------------------------------------------------------------------------------------------------------
                              Canada (1.41%):
                                 Electronics (1.25%)                                                                   1,411,154
                                 Mining and metals (.16%)                                                                179,410
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - CANADA (COST $1,557,864)                                   1,590,564
-----------------------------------------------------------------------------------------------------------------------------------
                              Norway (7.51%):
                                 Energy (7.51%):
         198,305                    Petroleum Geo Svcs ASA New Sponsored ADR (6.43%)                                   7,238,133
                                    Other (1.08%)                                                                      1,216,494
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - NORWAY (COST $3,482,011)                                   8,454,627
-----------------------------------------------------------------------------------------------------------------------------------
                              South Africa (1.63%):
                                    Mining and metals (1.63%)                                                          1,834,504
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - SOUTH AFRICA (COST $1,586,277)                             1,834,504
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK (COST $149,084,071)                                        181,372,834
-----------------------------------------------------------------------------------------------------------------------------------
                           Long-term debt securities (81.18%):
                              United States (70.25%):
                                 Building materials(1.97%)                                                             2,220,000
                                 Business services (2.50%)                                                             2,817,900
                                 Chemicals (7.27%)                                                                     8,190,000
                                 Consumer cyclical (.09%)                                                                 99,000
                                 Consumer non-cyclical (2.86%)                                                         3,220,000
                                 Electronics (5.00%)                                                                   5,635,000
                                 Financial services (1.89%)                                                            2,123,250
                                 Food packaging (4.13%)                                                                4,650,000
                                 Health and death care (1.88%)                                                         2,115,000
                                 Index (.27%)                                                                            300,000
                                 Media, entertainment and leisure (7.61%)                                              8,566,500
===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $112,606,339)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       INVESTMENTS IN SECURITIES (CONTINUED): Long-term debt
                           securities (81.18%) (continued):
                              United States (70.25%) (continued):
                                 Mining and metals (15.51%):
       6,815,000                    AK Steel Corp. - 7.75% - 02/15/09 (5.12%)                                     $    5,764,809
      27,000,000                    WCI Steel - 10% - 12/1/04 (7.19%)                                                  8,100,000
                                    Other (3.20%)                                                                      3,602,250
                                 Telecommunications (4.81%)                                                            5,412,786
                                 Transportation and defense (1.83%)                                                    2,056,530
                                 Utilities (12.64%)                                                                   14,229,500
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES - UNITED STATES (COST $72,625,658)             79,102,525
-----------------------------------------------------------------------------------------------------------------------------------
                              Canada (.64%):
                                 Transportation and defense (.64%)                                                       720,000
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES - CANADA (COST $336,360)                          720,000
-----------------------------------------------------------------------------------------------------------------------------------
                              England (1.13%):
                                 Telecommunications (.04%)                                                                50,000
                                 Transportation and defense (1.09%)                                                    1,225,000
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES - ENGLAND (COST $1,186,428)                     1,275,000
-----------------------------------------------------------------------------------------------------------------------------------
                              Italy (5.85%):
                                 Consumer non-cyclical (5.85%)                                                         6,585,877
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES - ITALY (COST $11,907,247)                      6,585,877
-----------------------------------------------------------------------------------------------------------------------------------
                              Mexico (1.28%):
                                 Wireless communications (1.28%)                                                       1,445,184
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES - MEXICO (COST $1,667,528)                      1,445,184
-----------------------------------------------------------------------------------------------------------------------------------
                              Norway (2.03%):
                                 Energy (2.03%)                                                                        2,284,866
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES - NORWAY (COST $1,285,279)                      2,284,866
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES (COST $89,008,500)                             91,413,452
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.




                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $112,606,339)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       INVESTMENTS IN SECURITIES (CONTINUED):
                           Preferred stock (8.82%):
                              United States (8.82%):
                                 Basic materials (.18%)                                                          $       202,500
                                 Consumer cyclical (2.40%)                                                             2,699,377
                                 Energy (.50%)                                                                           566,352
                                 Food packaging (.98%)                                                                 1,101,692
                                 Media, entertainment and leisure (2.58%)                                              2,901,755
                                 Telecommunications (1.91%)                                                            2,150,449
                                 Utilities (.27%)                                                                        308,966
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL PREFERRED STOCK (COST $7,521,319)                                         9,931,091
-----------------------------------------------------------------------------------------------------------------------------------
                           Options purchased (1.44%) (cost $1,714,726):
                              United States (1.44%)                                                                    1,622,700
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL INVESTMENTS IN SECURITIES (COST $247,328,617)                          $284,340,077
===================================================================================================================================
                       SECURITIES SOLD, NOT YET PURCHASED:
                           Common stock (20.15%):
                              United States (20.01%):
                                 Building materials (.50%)                                                       $       566,694
                                 Business services (.32%)                                                                362,540
                                 Consumer cyclical (.80%)                                                                905,457
                                 Consumer non-cyclical (1.20%)                                                         1,347,921
                                 Electronics (.41%)                                                                      466,711
                                 Energy (.09%)                                                                            98,485
                                 Financial services (1.50%)                                                            1,690,031
                                 Food packaging (1.50%)                                                                1,686,427
                                 Food processing (.13%)                                                                  151,236
                                 Health and death care (.91%)                                                          1,026,682
                                 Index (5.23%):
          52,740                    Standard and Poors Depository Receipts (5.21%)                                     5,868,907
                                    Other (.02%)                                                                          21,690
                                 Media, entertainment and leisure (1.06%)                                              1,196,503
                                    Mining and metals (.42%)                                                             472,770
                                    Pharmaceuticals (.77%)                                                               870,344
                                    Telecommunications (.19%)                                                            211,950
===================================================================================================================================

                 See accompanying summary of business and significant accounting policies and notes to financial statements.



                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Number of shares/face  Description (% of net assets of $112,606,339)                                                Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                       SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                           Common stock (20.15%) (continued):
                              United States (20.01%)(continued):
                                 Transportation and defense (1.77%)                                               $    1,989,252
                                 Utilities (.06%)                                                                         62,224
                                 Wireless communications (3.14%)                                                       3,537,424
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - UNITED STATES (PROCEEDS $22,234,389)                      22,533,248
-----------------------------------------------------------------------------------------------------------------------------------
                              Canada (.03%):
                                 Electronics (.03%)                                                                       38,458
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - CANADA (PROCEEDS $27,199)                                     38,458
-----------------------------------------------------------------------------------------------------------------------------------
                              Norway (.11%):
                                 Energy (.11%)                                                                           123,078
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK - NORWAY (PROCEEDS $519,501)                                   123,078
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL COMMON STOCK (PROCEEDS $22,781,089)                                      22,694,784
-----------------------------------------------------------------------------------------------------------------------------------
                           Long-term debt securities (35.54%):
                              United States (35.54%):
                                 Business services (1.76%)                                                             1,980,000
                                 Capital equipment (4.56%)                                                             5,139,000
                                 Chemicals (12.96%)                                                                   14,591,230
                                 Consumer non-cyclical (.86%)                                                            970,000
                                 Electronics (1.84%)                                                                   2,075,000
                                 Energy (.43%)                                                                           489,500
                                 Food packaging (5.33%)                                                                6,005,250
                                 Mining and metals (2.97%)                                                             3,346,000
                                 Transportation and defense (3.41%)                                                    3,845,000
                                 Utilities (1.40%)                                                                     1,580,000
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL LONG-TERM DEBT SECURITIES (PROCEEDS $42,846,445)                         40,020,980
-----------------------------------------------------------------------------------------------------------------------------------
                           Options written (.35%) (proceeds $518,159):
                              United States (.35%)                                                                       391,500
-----------------------------------------------------------------------------------------------------------------------------------
                                       TOTAL SECURITIES SOLD, NOT YET PURCHASED (PROCEEDS $66,145,693)             $  63,107,264
===================================================================================================================================


                 See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                                      STATEMENTS OF OPERATIONS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                                                                                                 Period from
                                                                                                                 May 1, 2002
                                                                                                              (commencement of
                                                                        Year ended December 31,                 operations) to
                                                             --------------------------------------------        December 31,
                                                                     2004                   2003                     2002
---------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME:
    Interest                                                        $  5,053,958           $  4,615,738           $ 3,479,481
    Dividends, net of withholding taxes                                1,159,591              2,119,247               103,225
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL INVESTMENT INCOME                                      6,213,549              6,734,985             3,582,706
---------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Interest on securities sold, not yet purchased                     4,526,696              2,449,318               741,658
    Margin interest                                                    2,486,380              1,357,321               337,766
    Dividends on securities sold, not yet purchased                      900,263                557,251               124,820
    Other                                                                473,715                125,723                50,847
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL EXPENSES                                               8,387,054              4,489,613             1,255,091
---------------------------------------------------------------------------------------------------------------------------------
          NET INVESTMENT (LOSS) INCOME                                (2,173,505)             2,245,372             2,327,615
NET REALIZED GAIN (LOSS) ON INVESTMENTS                                4,381,952             10,157,003              (602,156)
NET CHANGE IN UNREALIZED GAIN (LOSS) ON INVESTMENTS                   52,979,588             46,378,281            (6,328,391)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) (NOTE 2)                                           $55,188,035            $58,780,656           $(4,602,932)
=================================================================================================================================


                 See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

Two years ended December 31, 2004 and period from May 1, 2002
    (commencement of operations) to December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              EagleRock Capital
                                               EagleRock Capital       EagleRock Capital      Partners Offshore
                                               Partners QP, L.P.        Partners, L.P.             Fund, Ltd.            Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MAY 1, 2002                         $                 -     $                 -     $                 -   $             -
Capital contributions                                 51,293,105                 966,397                       -        52,259,502
Capital withdrawals                                            -                (581,952)                      -          (581,952)
Net loss (Note 2):                                                                                             -
    Pro rata allocation                               (4,571,210)                (31,722)                      -        (4,602,932)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                            46,721,895                 352,723                       -        47,074,618
Capital contributions                                          -               6,800,000                       -         6,800,000
Capital withdrawals                                            -                 (48,935)                      -           (48,935)
Net income (Note 2):
    Pro rata allocation                               56,055,075               2,725,581                       -        58,780,656
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                           102,776,970               9,829,369                       -       112,606,339
Transfer from EagleRock Capital Partners
  Offshore Fund, Ltd.                                          -                       -              10,100,017        10,100,017
Capital contributions                                 23,000,000              15,654,565              13,525,012        52,179,577
Capital withdrawals                                   (3,732,552)                      -                       -        (3,732,552)
Net income (Note 2):
    Pro rata allocation                               41,475,708               7,430,887               6,281,440        55,188,035
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                          $163,520,126             $32,914,821             $29,906,469      $226,341,416
====================================================================================================================================


                 See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                           STATEMENTS OF CHANGES IN NET ASSETS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                                                                                                 Period from
                                                                                                                 May 1, 2002
                                                                                                              (commencement of
                                                                        Year ended December 31,                 operations) to
                                                             --------------------------------------------        December 31,
                                                                      2004                    2003                   2002
-------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
       Net investment (loss) income                               $   (2,173,505)        $    2,245,372        $  2,327,615
       Net realized gain (loss) on investments                         4,381,952             10,157,003            (602,156)
       Net change in unrealized gain (loss) on investments            52,979,588             46,378,281          (6,328,391)
-------------------------------------------------------------------------------------------------------------------------------
          NET INCREASE (DECREASE) IN NET ASSETS RESULTING
             FROM OPERATIONS                                          55,188,035             58,780,656          (4,602,932)
-------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL
    TRANSACTIONS:
       Transfer from EagleRock Capital Partners Offshore
          Fund, Ltd.                                                  10,100,017                      -                   -
       Capital contributions                                          52,179,577              6,800,000          52,259,502
       Capital withdrawals                                            (3,732,552)               (48,935)           (581,952)
-------------------------------------------------------------------------------------------------------------------------------
          NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL
             TRANSACTIONS                                             58,547,042              6,751,065          51,677,550
-------------------------------------------------------------------------------------------------------------------------------
TOTAL INCREASE                                                       113,735,077             65,531,721          47,074,618
NET ASSETS, BEGINNING OF PERIOD                                      112,606,339             47,074,618                   -
-------------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF PERIOD                                           $226,341,416           $112,606,339         $47,074,618
===============================================================================================================================



                 See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------


BUSINESS EagleRock Master Fund, LP ("Partnership") is a Cayman Islands exempted partnership that invests and trades in securities and other investment vehicles and instruments.

                                 The Partnership is a successor of EagleRock
                                 Master Fund, a Delaware partnership, which transferred all of its net assets on November 1, 2004. As a result, the financial statements are presented as if the entities were always the same reporting entity.

                                 In addition, the EagleRock Capital Partners
                                 Offshore Fund, Ltd. transferred all of its net assets to the Partnership in exchange for a pro rata share of the Partnership interests based on net assets contributed at that date and became a feeder fund of the Partnership.

                                 EagleRock Capital Partners, LP, EagleRock
                                 Capital Partners (QP), LP and EagleRock Capital Partners Offshore Fund, Ltd. (collectively "Feeder Funds") are all entities under common control and are the general and limited partners of the Partnership. Mariel Capital Management, LLC is also a general partner of the Partnership and has no capital balance at December 31, 2004.


SIGNIFICANT ACCOUNTING POLICIES  Investment Transactions

                                 The Partnership records all security
                                 transactions and related expenses on a trade date basis. Revenues and expenses are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and interest is accrued in the period earned.

                                                     EAGLEROCK MASTER FUND, LP


                       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                 Investment Valuation

                                 Securities and other investments listed or traded on a national securities exchange or on the national market system of NASDAQ are valued at their last sales price on the date of valuation or if there has been no sale on that date, at the mean of the bid (for investments) or ask (for investments sold, not yet purchased) prices supplied by market making broker-dealers at the close of business. Certain long-term debt and other securities for which quotations are not readily available are valued at estimated fair value as determined in good faith by the general partner. The values assigned to such investments are based upon available information and do not necessarily represent amounts which might ultimately be realized. Because of the inherent uncertainty of valuation, those estimated fair values may differ from the values that would have been used had a ready market for the investments existed and those differences could be material. The resulting unrealized gains and losses are reflected in the statements of operations.

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

                                                     EAGLEROCK MASTER FUND, LP


                       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                 The Partnership uses purchased and written option contracts as part of its investment strategy to manage market risk. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Partnership receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. Option contracts are recorded in the statement of assets and liabilities at fair value as discussed above. Gains and losses on option contracts are recorded in the statement of operations in net realized and unrealized gain/loss on investments.

                                 Foreign Currency

                                 Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

                                 The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

                                 Income Taxes

                                 The Partnership is exempt from all forms of taxation in the Cayman Islands including income, capital gains and withholding taxes. In jurisdictions other than the Cayman Islands, foreign taxes may be withheld on dividends and interest received by the Partnership at rates up to 30%. Capital gains derived by the Partnership are generally exempt from foreign income or withholding taxes at source. Dividend income is recorded net of any such withholding taxes.

                                                     EAGLEROCK MASTER FUND, LP


                       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                 Prior to November 1, 2004, there was no income tax provision made in the accompanying financial statements since the partners were required to report their respective shares of the Partnership's income in their individual income tax returns.

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

                                 Reclassifications

                                 Certain amounts in 2003 and 2002 have been reclassified to conform to the 2004 presentation.

                                                     EAGLEROCK MASTER FUND, LP


                                                 NOTES TO FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

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


2.    ALLOCATION OF NET INCOME
      (LOSS) The net income (loss) is allocated to each partner in accordance with the ratio of the capital account of each partner to the total of all capital accounts at the beginning of each fiscal period.


3.    MANAGEMENT FEES            EagleRock Capital Management, LLC ("Investment
                                 Manager") serves as the Investment Manager of the Partnership. The Partnership pays a quarterly management fee on behalf of its three
                                 Feeder Funds. As of December 31, 2004 and 2003, due from limited partnerships were $2,302,938 and $954,130, respectively. In addition, the Partnership has a payable to the Investment
                                 Manager of $28,686 and $-0- as of December 31,
                                 2004 and 2003, respectively, which is included in accrued expenses and other liabilities.


4.    ADMINISTRATION FEES        Effective November 1, 2004, Butterfield Fund
                                 Services (Cayman) Limited serves as the
                                 administrator and registrar for the Partnership and its Feeder Funds. Pursuant to an Administrative and Services Agreement, the
                                 Partnership pays an administration fee on a monthly basis, in arrears based on the Partnership's net assets. For the period from November 1 to December 31, 2004, the administration fee was $43,379 which was payable at December 31, 2004 and included in accrued expenses and other liabilities.

                                                     EAGLEROCK MASTER FUND, LP


                                                 NOTES TO FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

5.    FINANCIAL INSTRUMENTS WITH
      OFF-BALANCE SHEET RISK     The Partnership invests in marketable
                                 securities and is exposed to market risks resulting from changes in the fair value of their investments. Derivative financial instruments are used by the Partnership to help manage such market risk.

                                 Securities sold, not yet purchased by the Partnership, may give rise to off-balance sheet risk. The Partnership may sell a security it does not own in anticipation of a decline in the fair value of that security. When the Partnership sells a security short, it must borrow the security sold short. A gain, limited to the price at which the Partnership sold the security short, or a loss, unlimited in amount, will be recognized upon the termination of a short sale. The Partnership has recorded this obligation in the financial statements at the December 31, 2004 and 2003 market value of these securities. There is an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price reflected in the statement of assets and liabilities. The amounts reflected in investments in securities owned and securities sold, not yet purchased include $22,663,677 and $29,528,151 of identical securities held both long and short at December 31, 2004 and 2003, respectively.

                                 The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations. The aggregate credit exposure related to the derivative financial instruments of the Partnership is equal to the fair value of the contracts with positive fair values as of December 31, 2004 and 2003.

                                                     EAGLEROCK MASTER FUND, LP


                                                 NOTES TO FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

6.    FINANCIAL HIGHLIGHTS       The financial highlights table represents the
                                 Partnership's financial performance for the years ended December 31, 2004 and 2003 and the period from May 1, 2002 (commencement of operations) to December 31, 2002 are as follows:

                                 Partner                                    2004             2003            2002
                                 -----------------------------------------------------------------------------------
                                 Total return (a)                          34.99%          120.81%          (9.54)%
                                 ===================================================================================
                                 Operating expense ratio (b)                2.17%            3.05%            .73%
                                 ===================================================================================
                                 Net investment (loss) income ratio (c)   (1.60)%           7.66%           4.60%
                                 ===================================================================================

                                 -----------------

                                 The financial highlights disclosed above are calculated based on the following criteria:

                                 (a)        Total return is computed based on
                                            the change in value during the
                                            period of a theoretical investment
                                            made at the beginning of the period.
                                            The total return is shown net of
                                            operating expenses. There is no
                                            performance fee allocated to the
                                            Partnership.

                                            An individual partner's return may
                                            vary from the above returns based on
                                            participation in hot issues,
                                            different fee arrangements and the
                                            timing of capital transactions.

                                 (b)        The operating expense ratio is
                                            calculated by dividing the total
                                            operating expenses by the net assets
                                            of a theoretical investment made at
                                            the beginning of the period. The
                                            operating expense ratio is based on
                                            the expenses allocated to each
                                            limited partner. For the purpose of
                                            this calculation, expenses do not
                                            include dividend and interest
                                            expense on securities sold, not yet
                                            purchased.

                                            The expense ratios attributable to
                                            an individual partner's account may
                                            vary based on different fee
                                            arrangements and the timing of
                                            capital transactions.

                                                     EAGLEROCK MASTER FUND, LP


                                                 NOTES TO FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                 -----------------

                                 (c)        The net investment (loss) income
                                            ratio is calculated by dividing the
                                            net investment income by the net
                                            assets of a theoretical investment
                                            made at the beginning of period. The
                                            net investment (loss) income ratio
                                            is based on the net investment
                                            (loss) income allocated to a limited
                                            partner. The net investment (loss)
                                            income ratio attributable to an
                                            individual partner's account may
                                            vary based on timing of capital
                                            transactions.


7.    SUBSEQUENT CAPITAL
      TRANSACTIONS               From January 1, 2005 through January 21, 2005,
                                 there were $1,000,000 in capital contributions.
                                 There were no capital withdrawals.

Report of Independent Registered Public Accounting Firm

The Stockholder
WilTel Communications Group, Inc.

     We have audited the accompanying consolidated balance sheet of WilTel Communications Group, Inc. as of November 5, 2003 (Successor Company), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from January 1, 2003 to November 5, 2003 (Successor Company), the period from November 1, 2002 to December 31, 2002 (Successor Company), and the period from January 1, 2002 to October 31, 2002 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WilTel Communications Group, Inc. at November 5, 2003 (Successor Company), and the consolidated results of its operations and its cash flows for the period from January 1, 2003 to November 5, 2003 (Successor Company), the period from November 1, 2002 to December 31, 2002 (Successor Company), and the period from January 1, 2002 to October 31, 2002 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

                                       Ernst & Young LLP

Tulsa, Oklahoma
February 20, 2004

                                            WILTEL COMMUNICATIONS GROUP, INC.

                                               CONSOLIDATED BALANCE SHEET

                                                                           Successor Company
                                                                          --------------------
                                                                                As of
                                                                              November 5,
                                                                                2003
                                                                             ------------
                                                                           (In thousands)
Assets
Current assets:
  Cash and cash equivalents.............................................. ..$     208,286
  Receivables less allowance of $5,036,000..................................      235,950
  Notes receivable..........................................................          425
  Prepaid assets and other..................................................       62,239
                                                                            -------------
Total current assets........................................................      506,900
Property, plant and equipment, net..........................................    1,236,743
Other assets and deferred charges..........................................        51,919
                                                                            -------------
Total assets............................................................... $   1,795,562
                                                                            =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.......................................................... $    183,313
  Deferred revenue..........................................................       47,858
  Accrued liabilities.......................................................      187,756
  Long-term debt due within one year........................................        4,021
                                                                             ------------
Total current liabilities...................................................      422,948
Long-term debt..............................................................      502,746
Long-term deferred revenue.................................................       154,498
Other liabilities...........................................................      135,824
Minority interest in consolidated subsidiary................................          --
Contingent liabilities and commitments
Stockholders' equity:
  WilTel common stock, $0.01 par value, 200 million shares
    authorized, 50 million shares outstanding ..............................          500
  Capital in excess of par value............................................      749,500
  Accumulated deficit.......................................................     (169,795)
  Accumulated other comprehensive income (loss).............................         (659)
                                                                             ------------
Total stockholders' equity..................................................      579,546
                                                                             ------------
Total liabilities and stockholders' equity.................................  $  1,795,562
                                                                             ============




                             See accompanying notes.


                                            WILTEL COMMUNICATIONS GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Successor Company        Predecessor Company
                                                            -------------------------------    ----------------
                                                              Period from
                                                               January 1,     Two Months        Ten Months
                                                              2003 through      Ended             Ended
                                                               November 5,     December 31,      October 31,
                                                                   2003           2002             2002
                                                              ------------    -----------       ------------
                                                                        (In thousands, except per share amounts)

Revenues ...................................................$    1,111,415    $    191,656    $   1,000,007
Operating expenses:
  Cost of sales ............................................       901,293         171,605          862,405
  Selling, general and administrative.......................       145,580          27,712          179,321
  Provision for doubtful accounts...........................         4,199             787           20,118
  Depreciation and amortization.............................       208,480          44,294          460,989
   Asset impairments and restructuring charges..............            --           8,572           28,483
   Other expense (income), net..............................        (1,298)         (6,242)          19,182
                                                            --------------    ------------    -------------
     Total operating expenses...............................     1,258,254         246,728        1,570,498
                                                            --------------    ------------    -------------
Loss from operations .......................................      (146,839)        (55,072)        (570,491)
Interest accrued............................................       (34,708)         (7,221)        (199,202)
Interest capitalized........................................           --              --             3,600
Investing income (loss):
  Interest and other .......................................         4,010             511           20,327
  Equity losses ............................................            --              --           (2,710)
  Income (loss) from investments............................            --              --            1,575
Minority interest in loss of consolidated subsidiary........         2,378             802           12,530
Gain on sale of consolidated subsidiary.....................        21,089              --               --
Other income (loss), net....................................        45,347              (66)            564
Reorganization items, net...................................            --              --        2,066,032
                                                            --------------    ------------    -------------
Income (loss) before income taxes...........................      (108,723)        (61,046)       1,332,225
Benefit (provision) from income taxes.......................           (23)             (3)          (1,030)
                                                            --------------    ------------    -------------
Income (loss) before cumulative effect of change in
  accounting principle......................................     (108,746)        (61,049)        1,331,195
Cumulative effect of change in accounting principle.........            --              --           (8,667)
                                                            --------------    ------------    -------------
Net income (loss)...........................................     (108,746)        (61,049)        1,322,528
Preferred stock dividends and amortization of preferred
  stock issuance costs......................................            --              --           (5,473)
                                                            --------------    ------------    -------------
Net income (loss) attributable to common stockholders...... $     (108,746)   $    (61,049)   $   1,317,055
                                                            ==============    ============    =============
Basic and diluted earnings (loss) per share:
  Income (loss) before cumulative effect of change in
     accounting principle attributable to common
     stockholders......................................... .$       (2.17)    $      (1.22)   $        2.66
  Cumulative effect of change in accounting principle.......           --              --              (.01)
                                                            --------------    ------------    -------------
  Net income (loss) attributable to common stockholders...  $        (2.17)   $      (1.22)   $        2.65
                                                            ==============    ============    =============
  Weighted average shares outstanding.......................        50,000          50,000          497,621


                                                 See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Accumulated
                                                                   Capital in                        Other
                                                         Common      Excess of     Accumulated     Comprehensive
                                                         Stock      Par Value       Deficit       Income (Loss)       Total
                                                         -----      ---------       -------       -------------       -----
                                                                                  (In thousands)

Predecessor Company:
Balance, December 31, 2001.............................$  4,910    $3,862,465    $(5,304,906)        $ (11,511)  $(1,449,042)
  Net income...........................................      --            --      1,322,528               --      1,322,528
  Other comprehensive income (loss):
   Net unrealized depreciation of marketable
    equity securities, net of reclassification
    adjustment for gains realized in net income....          --            --             --            (7,401)       (7,401)
   Foreign currency translation adjustments............      --            --             --             2,440         2,440
                                                                                                                   ---------
  Comprehensive income.................................                                                            1,317,567
  Agreement with The Williams Companies, Inc. (see
    Note 13)...........................................      --        42,937             --               --         42,937
  Stock award transactions.............................       3         5,953             --               --          5,956
  Preferred stock dividends and amortization of
   preferred stock issuance costs.......................     --        (5,473)            --               --         (5,473)
  Common stock issued to pay preferred stock
    dividends..........................................      19         4,142             --               --          4,161
  Preferred stock converted to common stock............      29        83,865             --               --         83,894
  Reorganization adjustments..........................   (4,961)   (3,993,889)      3,982,378           16,472            --
                                                       --------   -----------     ----------       -----------   -----------
Balance, October 31, 2002..............................      --            --             --               --            --
Successor Company:
  Issuance of WilTel common stock......................     500       749,500             --               --       750,000
  Net loss.............................................      --            --        (61,049)              --       (61,049)
  Other comprehensive income (loss):
   Foreign currency translation adjustments............      --            --             --               780           780
                                                                                                                 -----------
  Comprehensive loss...................................      --            --             --               --        (60,269)
                                                       --------   -----------     ----------       -----------   -----------
Balance, December 31, 2002.............................     500       749,500        (61,049)              780       689,731
  Net loss.............................................      --            --       (108,746)              --       (108,746)
  Other comprehensive loss:
   Foreign currency translation adjustments............      --            --             --              (781)         (781)
   Minimum pension liability adjustment................      --            --             --              (658)         (658)
                                                                                                                 -----------
   Comprehensive loss...................................     --            --             --               --      (110,185)
                                                       --------   -----------     ----------       -----------   -----------
Balance, November 5, 2003............................  $    500   $   749,500     $ (169,795)      $      (659)  $   579,546
                                                       ========   ===========     ==========       ===========   ===========

                                                 See accompanying notes.

                                            WILTEL COMMUNICATIONS GROUP, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Successor Company       Predecessor Company
                                                                   -----------------------------    --------------
                                                                  Period from
                                                                  January 1,       Two Months       Ten Months
                                                                 2003 through         Ended           Ended
                                                                  November 5,       December 31,    October 31,
                                                                     2003            2002             2002
                                                                     ----            ----             ----
                                                                               (In thousands)

Operating activities
Net income (loss)..............................................    $ (108,746)   $     (61,049)   $1,322,528
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Cumulative effect of change in accounting principle..............        --               --         8,667
  Depreciation and amortization ...................................   208,480           44,294       460,989
  Provision from deferred income taxes.............................        --               --         1,005
  Non-cash reorganization items:
     Gain on the discharge of liabilities..........................        --               --    (4,339,342)
     Fresh start valuation of assets and liabilities...............        --               --     2,154,464
     Write-off of deferred financing costs and debt discounts......        --               --       102,446
     Gain on forgiveness of interest...............................        --               --       (65,649)
  Provision for doubtful accounts..................................     4,199              787        20,118
  Equity losses....................................................        --               --         2,710
  Gain on sales of property and other assets.......................    (1,502)              --        (2,731)
  Gain on sales of investments.....................................        --               --          (666)
  Minority interest in loss of consolidated subsidiary.............    (2,378)            (802)      (12,530)
  Gain on sale of consolidated subsidiary..........................   (21,089)              --            --
  Cash provided by (used in) changes in:
    Receivables....................................................   (39,003)           9,001       204,344
    Prepaid and other current assets...............................   (37,686)          26,607       (30,489)
    Accounts payable...............................................    16,766           18,091       (48,719)
    Current deferred revenue.......................................    (7,339)          (9,536)       16,595
    Accrued liabilities............................................   (26,288)         (33,385)      103,297
    Long-term deferred revenue.....................................   (25,453)          (2,986)      (17,747)
    Other..........................................................    (1,967)          (3,181)       (1,654)
                                                                   ----------    -------------    ----------
Net cash used in operating activities..............................   (42,006)         (12,159)     (122,364)
Financing activities
Proceeds from long-term debt.......................................        --               --        12,586
Payments on and purchase of long-term debt.........................   (20,098)          (3,900)     (633,180)
Investment by Leucadia National Corporation........................        --          150,000            --
Proceeds from issuance of common stock, net of expenses............        --               --         9,452
Debt issue costs...................................................        --               --          (531)
Preferred stock dividends paid.....................................        --               --        (4,161)
                                                                   ----------    -------------    ----------
Net cash provided by (used in) financing activities................   (20,098)         146,100      (615,834)



                        WILTEL COMMUNICATIONS GROUP, INC.



                                                                          Successor Company      Predecessor Company
                                                                   ---------------------------    -------------
                                                                  Period from
                                                                  January 1,       Two Months       Ten Months
                                                                 2003 through         Ended           Ended
                                                                  November 5,       December 31,    October 31,
                                                                     2003            2002             2002
                                                                     ----            ----             ----
                                                                                (In thousands)
Investing activities
Property, plant and equipment:
  Capital expenditures.............................................   (47,530)         (6,434)       (76,903)
  Proceeds from net tax refunds, settlements and sales.............    32,671           1,130         48,473
  Changes in accrued liabilities...................................   (12,533)         (5,585)       (82,484)
Proceeds from sale of consolidated subsidiary......................    19,575              --             --
Restricted investments.............................................   (13,081)             --             --
Purchase of investments............................................        --              --       (220,209)
Proceeds from sales of investments.................................        --             630      1,121,796
Other..............................................................        --              --           (907)
                                                                   ----------       ---------      ---------
Net cash provided by (used in) investing activities................   (20,898)        (10,259)       789,766
                                                                   ----------       ---------      ---------
Increase (decrease) in cash and cash equivalents...................   (83,002)        123,682         51,568
Cash and cash equivalents at beginning of period...................   291,288         167,606        116,038
                                                                   ----------       ---------      ---------
Cash and cash equivalents at end of period........................ $  208,286       $ 291,288      $ 167,606
                                                                   ==========       =========      =========

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

     The Company's emergence from the chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2002. Accordingly, the Company's consolidated financial statements for the period prior to November 1, 2002 is not comparable to consolidated financial statements presented on or subsequent to October 31, 2002. For periods prior to November 1, 2002, the financial results have been separately presented under the label "Predecessor Company" and for periods subsequent to October 31, 2002 the financial results have been separately presented under the label "Successor Company" as required by SOP 90-7. The Predecessor Company is also referred to as "WCG" and the Successor Company is also referred to as "WilTel".

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

Earnings (Loss) Per Share

     The Company's basic earnings (loss) per share is based on the sum of the average number of common shares outstanding and deferred shares, if any. Diluted earnings (loss) per share includes any dilutive effect of stock options and convertible preferred stock. For WCG, diluted earnings (loss) per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive. Stock options and convertible preferred stock of 7.6 million shares for the ten months ended October 31, 2002 have been excluded from the computation of diluted earnings (loss) per common share. For WilTel, the basic and diluted earnings (loss) per share is the same as it does not have any dilutive securities outstanding.

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


                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                            Total Assets
                                          -----------------
                                          Successor Company
                                          ---------------
                                              As of
                                            November 5,
                                              2003
                                           -----------
                                          (In thousands)

Network..................................   $1,433,578
Vyvx.....................................       54,246
Other....................................      307,738
                                            ----------
  Total assets...........................   $1,795,562
                                            ==========

     The  following   geographic  area  data  includes  revenues  from  external customers based on origin of services rendered and long-lived assets based upon physical location for the following periods.

                                                            Successor Company       Predecessor Company
                                                 --------------------------------     ----------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended
                                                    November 5,       December 31,       October 31,
                                                       2003              2002              2002
                                                 ----------------    ------------      ------------
                                                                  (In thousands)

     Revenues from external customers:
      United States..............................$  1,062,387        $  179,328        $  943,451
      Other.......................................     49,028            12,328            56,556
                                                 ------------        ----------        ----------
     Total.......................................$  1,111,415        $  191,656        $1,000,007
                                                 ============        ==========        ==========



                                              Successor
                                              Company
                                           --------------
                                           As of November 5,
                                                 2003
                                           ---------------
                                           (In thousands)

    Long-lived assets:
      United States........................$  1,230,613
      Other................................       6,130
                                           ------------
    Total..................................$  1,236,743
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


4. Investing Income

Predecessor Company

     Marketable equity securities

     Certain marketable equity securities were sold for proceeds of $7.0 million for the ten months ended October 31, 2002. Gross realized gains of $0.7 million were recognized for the ten months ended October 31, 2002.

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Cost-based and equity-method investments

     The Company's equity losses were $2.7 million for the ten months ended October 31, 2002.

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

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Benefit (Provision) from Income Taxes

    The benefit (provision) from income taxes includes:

                                                            Successor Company       Predecessor Company
                                                 --------------------------------     ---------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended
                                                    November 5,       December 31,       October 31,
                                                       2003              2002              2002
                                                 ----------------    ------------      ------------
                                                                               (In thousands)

    Current:
      Federal........................................$    --         $   --               $    --
      State..........................................    (23)             (3)                   (25)
                                                     -------         -------              ---------
                                                         (23)             (3)                   (25)
    Deferred:
      Federal........................................     --             --                    (850)
      State..........................................     --             --                    (155)
                                                     -------         -------              ---------
                                                          --             --                  (1,005)
                                                     -------         -------              ---------
    Total provision from income taxes................$   (23)        $    (3)             $  (1,030)
                                                     =======         =======              =========


     The U.S. and foreign components of income (loss) before income taxes are as follows:

                                                            Successor Company      Predecessor Company
                                                 --------------------------------    ----------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended
                                                    November 5,       December 31,       October 31,
                                                       2003              2002              2002
                                                 ----------------    ------------      ------------
                                                                               (In thousands)

    United States..................................  $(127,993)     $  (60,625)       $  1,146,955
    Foreign...........................................  19,270            (421)            185,270
                                                     ---------      ----------        ------------
    Total income (loss) before income taxes........  $(108,723)     $  (61,046)       $  1,332,225
                                                     =========      ==========        ============

     The Company's undistributed earnings from non U.S. subsidiaries in 2003 and 2002 have been accounted for as if fully repatriated.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Reconciliations from the benefit (provision) from income taxes at the federal statutory rate to the provision from income taxes are as follows:

                                                            Successor Company      Predecessor Company
                                                 --------------------------------    --------------
                                                   Period from
                                                 January 1, 2003     Two Months            Ten
                                                     through            Ended           Months Ended
                                                    November 5,       December 31,       October 31,
                                                       2003              2002              2002
                                                 ----------------    ------------      ------------
                                                                  (In thousands)

    Benefit (provision) at statutory rate............$  38,053       $   21,366       $(466,279)
    Increases (reductions) resulting from:
      State income taxes.............................      (15)             --             (119)
      Foreign operations.............................    6,745             (147)          64,845
      Non-deductible reorganization expenses.........   (1,750)            (566)         (11,736)
      Valuation allowance adjustments................  (42,913)         (19,920)        (964,313)
      Non-taxable gain on debt discharge, net........      --               --         1,377,623
      Other-- net...................................      (143)            (736)          (1,051)
                                                     ---------       ----------       ----------
    Provision from income taxes......................$     (23)      $       (3)      $   (1,030)
                                                     =========       ==========       ==========

    Significant components of deferred tax assets and liabilities are as follows:

                                                                        Successor Company
                                                                      --------------------
                                                                              As of
                                                                           November 5,
                                                                              2003
                                                                           ----------
                                                                          (In thousands)

    Deferred tax assets:
      Deferred revenues..................................................  $     76,895
      Property, plant and equipment, including impairments.................     633,820
      Investments, including impairments...................................      90,104
      Other asset impairments..............................................     151,962
      Reserves.............................................................      60,726
      Net operating loss carryforward......................................   1,281,030
      Other................................................................       6,136
                                                                            -----------
                                                                              2,300,673
                                                                            -----------
    Valuation allowance....................................................  (2,300,673)
                                                                            -----------
    Net ...................................................................  $      --
                                                                           ============


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

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                  Pension Benefits
                                                                ----------------------
                                                                  Successor Company
                                                                ----------------------
                                                                    Period from
                                                                     January 1,
                                                                   2003 through
                                                                    November 5,
                                                                        2003
                                                                        ----


Change in benefit obligation:
  Benefit obligation at beginning of period.........................$   97,812
  Service cost......................................................     5,090
  Interest cost.....................................................     6,556
  Actuarial (gain) loss.............................................    15,470
  Benefits paid.....................................................    (4,777)
                                                                    ----------
Benefit obligation at end of period.................................   120,151
                                                                    ----------

Change in plan assets:
  Fair value of plan assets at beginning of period..................    57,360
  Actual return on plan assets......................................     9,298
  Employer contribution.............................................     3,245
  Benefits paid.....................................................    (4,777)
                                                                    ----------
Fair value of plan assets at end of period..........................    65,126
                                                                    ----------

Funded status.......................................................   (55,025)
Unrecognized net actuarial gain.....................................      (818)
                                                                    ----------
Net accrued benefit cost............................................$  (55,843)
                                                                    ==========

Amounts recognized in the Consolidated Balance Sheet consist of:
   Accrued benefit cost                                             $  (56,501)
   Accumulated other comprehensive income (before tax)                     658
                                                                    ----------
Net accrued benefit cost                                            $  (55,843)
                                                                    ==========

Accumulated benefit obligation                                      $  119,797
                                                                    ==========

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                              Other Postretirement Benefits
                                                             ------------------------------
                                                                    Successor Company
                                                                ---------------------
                                                                      Period from
                                                                       January 1,
                                                                     2003 through
                                                                      November 5,
                                                                          2003
                                                                          ----


Change in benefit obligation:
  Benefit obligation at beginning of period.........................$      2,033
  Service cost......................................................         111
  Interest cost.....................................................          92
  Plan participants' contributions..................................          15
  Actuarial gain....................................................        (767)
  Benefits paid.....................................................         (42)
                                                                    ------------
Benefit obligation at end of period.................................       1,442
                                                                    ------------

Change in plan assets:
  Employer contribution.............................................          27
  Plan participants' contributions..................................          15
  Benefits paid.....................................................         (42)
                                                                    ------------
Fair value of plan assets at end of period..........................         --
                                                                    ------------
Funded status.......................................................      (1,442)
Unrecognized net actuarial gain.....................................        (749)
                                                                    ------------
Net accrued benefit cost............................................$     (2,191
                                                                    ============


     The net accrued benefit cost for other postretirement benefits is included in the accompanying balance sheet as accrued employee cost within accrued liabilities.

Components of Net Periodic Benefit Cost

     The following tables present net pension expense and other postretirement benefit expense for the WilTel Plans.

                                                                   Successor Company           Predecessor Company
                                                          --------------------------------    -----------------------
                                                              Period from
                                                            January 1, 2003     Two Months            Ten
                                                                through            Ended           Months Ended
                                                              November 5,       December 31,       October 31,
                                                                 2003              2002              2002
                                                            ----------------    ------------      ------------
                                                                              (In thousands)

    Components of net period pension expense:
      Service cost..............................................$  5,090        $      897        $   4,535
      Interest cost..............................................  6,556             1,229            5,754
      Expected return on plan assets............................. (3,688)             (731)          (6,404)
      Amortization of prior service credit.......................    --                --                72
      Recognized net actuarial gain..............................    --                --               129
      Curtailment charge (credit)................................    --             (2,727)             246
                                                                --------        ----------        ---------
          Net periodic pension expense (income).................   7,958            (1,332)           4,332
      Fresh start valuation adjustment..........................     --                --            39,207
      Discharge of Solutions non-qualified plan obligation......     --                --            (1,037)
                                                                --------        ----------        ---------
          Total pension cost (income)...........................$  7,958        $   (1,332)       $  42,502
                                                                ========        ==========        =========
    Additional information:
      Increase in minimum liability included in other
          comprehensive income (before taxes)                   $    658        $      --         $    --
                                                                ========        ==========        =========

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                   Successor Company          Predecessor Company
                                                          --------------------------------      ---------------
                                                              Period from
                                                            January 1, 2003     Two Months            Ten
                                                                through            Ended           Months Ended
                                                              November 5,       December 31,       October 31,
                                                                 2003              2002              2002
                                                           ----------------    ------------      ------------
                                                                             (In thousands)

    Components of net periodic postretirement benefit expense:
      Service cost..............................................$    111        $      18         $     112
      Interest cost.............................................      92               28               144
      Amortization of prior service credit......................     --               --                 52
      Recognized net actuarial (gain) loss......................     (18)             --                  3
      Curtailment charge (credit)...............................     --              (554)                8
                                                                --------        ---------         ---------
         Net periodic pension expense...........................     185             (508)              319
      Fresh start valuation adjustment.........................      --               --                274
                                                                --------        ---------         ---------
         Total postretirement cost..............................$    185        $    (508)        $     593
                                                                ========        =========         =========

Assumptions

     The following are the weighted-average assumptions used to determine pension benefit obligations as of the measurement date indicated:

                                                              Pension Benefit Obligation
                                                               --------------------------

                                                                  Successor Company
                                                                ---------------------
                                                                   November 5,
                                                                       2003
                                                                       ----

  Discount rate.................................................     6.25%
  Rate of compensation increase.................................     3.50%

     The following are the weighted-average assumptions utilized to determine net periodic pension benefit cost for the period ended indicated:

                                                                              Net Periodic Pension Benefit Cost
                                                                -----------------------------------------------------
                                                                         Successor Company        Predecessor Company
                                                                 ------------------------------   ------------------
                                                                  Period from
                                                                January 1, 2003         Two         Ten Months
                                                                    through        Months Ended        Ended
                                                                  November 5,      December 31,     October 31,
                                                                     2003              2002            2002
                                                                     ----              ----            ----

  Discount rate.................................................     6.75%             6.75%          7.50%
  Expected return on plan assets................................     7.00%             7.00%          9.50%
  Rate of compensation increase.................................     3.50%             5.00%          5.00%

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

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The following are the weighted-average assumptions used to determine other postretirement benefit obligations as of the period ended indicated:

                                                          Other Postretirement Benefits
                                                         ------------------------------

                                                             Successor Company
                                                             -----------------
                                                                 Period from
                                                                 January 1,
                                                                 2003 through
                                                                 November 5,
                                                                     2003
                                                                     ----


  Discount rate..................................................    6.25%

     The following are the weighted-average assumptions utilized to determine net periodic other postretirement benefit cost for the period ended indicated:

                                                                            Other Post Retirement Benefits
                                                                --------------------------------------------------
                                                                         Successor Company      Predecessor Company
                                                                 ------------------------------   ---------------
                                                                  Period from
                                                                January 1, 2003         Two         Ten Months
                                                                    through        Months Ended        Ended
                                                                  November 5,      December 31,     October 31,
                                                                     2003              2002            2002
                                                                     ----              ----            ----

  Discount rate.....................................................6.75%             6.75%          7.50%

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

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Plan Assets

    The following table presents WilTel's pension plan asset allocations:

                                                    Successor Company              Predecessor Company
                                            --------------------------------      --------------------
                                             Period from
                                           January 1, 2003          Two
                                              through           Months Ended      Ten Months Ended
                                             November 5,        December 31,        October 31,
                                                 2003               2002               2002
                                                 ----               ----               ----
    Equity securities:
        Large cap stocks.........................34%                 25%                27%
        Small cap stocks.........................23%                 21%                20%
        International stocks.....................21%                 29%                29%
                                                ---                 ---                ---
          Total equity securities................78%                 75%                76%
    Fixed income/bonds ..........................22%                 25%                24%
                                                ---                 ---                ---
           Total................................100%                100%               100%


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

Defined Contribution Plan

     Beginning January 1, 2001, the Company established and continues to maintain a defined contribution plan for its employees. Prior to January 1, 2001, the Company's employees were included in various defined contribution plans maintained by TWC. The Company's costs related to these plans were $5.3 million, $1.6 million and $9.0 million for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, respectively. These costs fluctuate as a result of changes in the eligible employee base.

9. Property, Plant and Equipment

    Property, plant and equipment is summarized as follows:

                                                                                Successor Company
                                                                                -----------------
                                                                                      As of
                                                                  Depreciable      November 5,
                                                                     Lives*           2003
                                                                     ------           ----
                                                                   (In years)   (In thousands)

    Network equipment (including fiber, optronics and
    capacity IRUs)...................................................3-20       $     958,077
    Right-of-way...................................................... 20             127,439
    Buildings and leasehold improvements............................10-30             140,915
    Computer equipment and software..................................2-3              130,629
    General office furniture and fixtures............................5-8               43,468
    Construction in progress.....................................Not.applicable        28,949
    Other...........................................................Various            48,555
                                                                                  -----------
                                                                                    1,478,032
      Less accumulated depreciation and amortization...................              (241,289)
                                                                                  -----------
                                                                                  $ 1,236,743
                                                                                  ===========
*As of November 5, 2003


     Depreciation expense of $205.6 million, $43.8 million and $461.0 million was recorded for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, respectively.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10. Accounts Payable, Accrued Liabilities and Other Noncurrent Liabilities

     The Company's cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amount of these credit balances included in accounts payable was $19.5 million as of November 5, 2003.

    Accrued liabilities consisted of the following:

                                                                             Successor Company
                                                                                  As of
                                                                               November 5,
                                                                                   2003
                                                                               -----------
                                                                             (In thousands)

    Litigation.............................................................   $    82,576
    Employee costs.........................................................        27,076
    Taxes, other than income taxes........................................         30,870
    Unfavorable contractual commitments...................................         18,702
    Other..................................................................        28,532
                                                                              -----------
                                                                              $   187,756
                                                                              ===========
    Other noncurrent liabilities consisted of the following:

                                                                              Successor Company
                                                                                   As of
                                                                                November 5,
                                                                                    2003
                                                                                -----------
                                                                              (In thousands)

    Employee costs........................................................    $    64,585
    Unfavorable contractual commitments..................................          39,246
    Other................................................................          31,993
                                                                              -----------
                                                                              $   135,824
                                                                              ===========

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

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    Reconciliation of the asset retirement obligation is as follows:

                                                   Successor Company
                                                   ----------------
                                                        As of
                                                      November 5,
                                                        2003
                                                       ----
                                                   (In thousands)

    Beginning balance............................   $    26,270
    Liabilities incurred.........................           473
    Liabilities settled..........................          (197)
    Accretion expense............................         2,886
    Revisions in estimated cash flows............          (975)
                                                    -----------
                                                    $    28,457
                                                    ===========

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

     If the Company had adopted SFAS No. 143 on January 1, 2001, it would have recorded a liability of $20.6 million. Accretion expense for the ten months ended October 31, 2002 would have been $2.5 million.

12. Debt

    Long-term debt consisted of the following:

                                                                   Weighted    Successor Company
                                                                     Average       As of
                                                                   Interest     November 5,
                                                                     Rate*         2003
                                                                     -----         ----
                                                                       (In thousands)

    Exit Credit Agreement.......................................     5.7%       $ 375,000
    OTC Notes...................................................     8.1%         119,249
    Other, primarily capital leases.............................    10.8%          12,518
                                                                                ---------
                                                                                  506,767
    Less current maturities.....................................                   (4,021)
                                                                                ---------
    Long-term debt.............................................                 $ 502,746
                                                                                =========

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

     Cash payments for interest, net of amounts capitalized, were $25.8 million, $5.2 million and $115.7 million for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, respectively. These payments include commitment fees relating to the Company's credit facility of $1.1 million, $0.1 million and $6.2 million for the period from January 1, 2003 through November 5, 2003, for the two months ended December 31, 2002, for the ten months ended October 31, 2002 , respectively.

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

     Prior to the spin-off, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, a commitment to fund the completion of the building, the conversion of the TWC note into paid in capital and the issuance of 24.3 million shares of WCG Class A common stock. WCG's total equity increased by $42.9 million in 2002 as a result of this transaction.

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

                                                                 Unrealized      Foreign
                                                                Appreciation     Currency       Minimum
                                                               (Depreciation)   Translation    Pension
                                                                of Securities   Adjustments    Liability         Total
                                                                -------------   -----------    ---------         -----
                                                                               (In thousands)


     Predecessor Company:
     Balance as of December 31, 2001............................$     6,206     $ (17,717)  $      --       $  (11,511)
     Change for the ten months ended October 31, 2002:
       Pre-income tax amount....................................     (7,743)        2,440          --           (5,303)
       Reclassification adjustment for net gains realized in
         net loss...............................................       (663)          --           --             (663)
       Income tax benefit.......................................      1,005           --           --            1,005
                                                                -----------     ---------   -----------     ----------
                                                                     (7,401)        2,440          --           (4,961)
     Reorganization adjustments.................................      1,195        15,277          --           16,472
                                                                -----------     ---------   -----------     ---------
     Balance as of October 31, 2002.............................       --             --           --            --

     Successor Company:
     Change for the two months ended December 31, 2002..........       --             780          --              780
                                                                -----------     ---------   -----------     ----------
     Balance as of December 31, 2002............................       --             780          --              780
     Change for the period from January 1, 2003 through
       November 5, 2003:
       Pre-income tax amount....................................       --             (82)         (658)          (740)
       Reclassification adjustment for net gains realized in
         net loss...............................................       --            (699)         --             (699)
                                                                -----------     ---------   -----------     ----------
     Balance as of November 5, 2003.............................$      --       $      (1)  $      (658)    $     (659)
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
                                                                  ===========

     Total capacity expense incurred from leasing from a third party's network (off-network capacity expense) was $35.4 million, $11.9 million and $92.1 million for the period from January 1, 2003 through November 5, 2003, the two months ended December 31, 2002 and the ten months ended October 31, 2002, respectively. All other rent expense was $29.2 million, $6.4 million and $42.2 million for the period from January 1, 2003 through November 5, 2003, the two months ended December 31, 2002 and the ten months ended October 31, 2002, respectively.

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

Other

    SBC

     SBC is the Company's largest customer (comprising 54 percent and 47 percent of Network's revenues for the period from January 1, 2003 through November 5, 2003 and the year ended December 31, 2002, respectively). The Company has entered into preferred provider agreements with SBC that extends until 2019, although the agreements may be terminated prior to then by either party under certain circumstances. The agreements provide that:

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