Form 10-K/A
period 2004-12-31
LEUCADIA NATIONAL CORP
filed 2005-03-29
CIK 96223

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
 ===============================================================================

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in its entirety Item 15 of the
Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for
the fiscal year ended December 31, 2004 to reflect that the financial statements referred to in Item 15(c)(1) and (3) have been filed herewith pursuant to Item
3-09(b) of Regulation S-X:

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)(2) Financial Statements and Schedules.

              Report of Independent Registered Public Accounting Firm...........F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2004 and 2003........F-3
               Consolidated Statements of Operations for the years ended
                December 31, 2004, 2003 and 2002................................F-4
               Consolidated Statements of Cash Flows for the years ended
                December 31, 2004, 2003 and 2002................................F-5
               Consolidated Statements of Changes in Shareholders' Equity for
                  the years ended December 31, 2004, 2003 and 2002............. F-7
               Notes to Consolidated Financial Statements....................   F-8

              Financial Statement Schedules:

               Schedule  I - Condensed Financial Information of Registrant....  F-55

               Schedule II - Valuation and Qualifying Accounts................  F-60

        (3)     Executive Compensation Plans and Arrangements. See Item 15(b)
                below for a complete list of Exhibits to this Report.

                1999 Stock Option Plan (filed as Annex A to the Company's Proxy
                Statement dated April 9, 1999 (the "1999 Proxy Statement")).

                Form of Grant Letter for the 1999 Stock Option Plan (filed as
                Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 2004).

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
                dated as of May 13, 2004 (previously filed).

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

        10.3(c) Second Amendment, dated February 14, 2003, to Fiber Lease
                Agreement, dated April 26, 2002, among WCL, MFNN and MFNS (filed as Exhibit 10.48 to the WilTel 10-K)).*

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

        10.4    Form of Grant Letter for the 1999 Stock Option Plan (previously filed).

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

        10.7    Amendment, dated as of March 31, 2004, to the Revolving Credit
                Agreement (previously filed).

        10.8    Amendment, dated as of June 29, 2004, to the Revolving Credit
                Agreement (previously filed).

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

        10.18   Investment Agreement, dated as of July 26, 2002, by and among the Company, WCG and, for purposes of Section 7.4 only, WCL
                (filed as Exhibit 99.4 to the WCG July 31, 2002 8-K). *

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

      10.50(a)  Fiber Lease Agreement, dated April 26, 2002, between
                MFNS and WCL(filed as Exhibit 10.47 to the WilTel 10-K).*

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
                Steinberg with respect to the Company).*

      10.55     Letter Agreement, dated February 3, 2005, between the
                Company and Jefferies & Company, Inc (previously filed).

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
                (File No. 333-122047) (previously filed).

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
                33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                33-61718), Form S-8 (No. 333-51494), Form S-3 (No. 333-118102)
                and Form S-3 (No. 333-122047) (previously filed).

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
                (No. 333-118102) and Form S-3 (No. 333-122047) (filed herewith).

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
                Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No.
                33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                333-51494), Form S-3 (No. 333-118102) and Form S-3
                (No. 333-122047) (filed herewith).

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
                33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                33-61718), Form S-8 (No. 333-51494), Form S-3 (No.
                333-118102) and Form S-3 (No. 333-122047) (previously filed).

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
                2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8
                (No. 33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                333-51494), Form S-3 (No. 333-118102) and Form S-3
                (No. 333-122047)(previously filed).

      31.1      Certification of Chairman of the Board and Chief Executive
                Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002 (filed herewith).

      31.2      Certification of President pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002 (filed herewith).

      31.3      Certification of Chief Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      32.1      Certification of Chairman of the Board and Chief Executive
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002. **

      32.2      Certification of President pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.**

      32.3      Certification of Principal Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002. **

(c)   Financial statement schedules.

      (1)       Berkadia LLC financial statements as of December 31, 2004
                and 2003 and for the years ended December 31, 2004, 2003
                and 2002 (filed herewith).

      (2)       Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2004 and 2003 for the years ended
                December 31, 2004, 2003 and 2002 (previously filed).

      (3)       The FINOVA Group Inc. and subsidiaries consolidated
                financial statements as of December 31, 2004 and 2003 and
                for the years ended December 31, 2004, 2003 and 2002 (filed herewith).

      (4)       EagleRock Capital Partners (QP), LP financial statements as of December 31, 2004 and 2003 and for the years ended
                December 31, 2004, 2003 and 2002 and EagleRock Master Fund,
                LP financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and for the period from May 1, 2002 (commencement of operations) to
                December 31, 2002 (previously filed)

      (5)       WilTel Communications Group, Inc. consolidated financial
                statements as of November 5, 2003 (Successor Company), and for the periods from January 1, 2003 through November 5,
                2003, and November 1, 2002 through December 31, 2002
                (Successor Company) and the periods January 1, 2002 through
                October 31, 2002 (Predecessor Company) (previously filed).

     -----------------------------

*    Incorporated by reference.
**   Furnished herewith pursuant to item 601(b)(32) of Regulation S-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LEUCADIA NATIONAL CORPORATION

March 29, 2005                                 By: /s/  Barbara L. Lowenthal
                                                        --------------------
                                                        Barbara L. Lowenthal
                                                        Vice President and
                                                        Comptroller

                         Report of Independent Auditors

The Members of Berkadia LLC

We have audited the accompanying balance sheet of Berkadia LLC (the "Company")
as of December 31, 2003, and the related statements of operations and changes in members' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkadia LLC at December 31,
2003 and the results of its operations and changes in members' equity (deficit)
and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Ernst & Young LLP

Phoenix, Arizona
February 20, 2004

                                  Berkadia LLC

                                 Balance Sheets

                                                                 December 31,
                                                           2004               2003
                                                         Unaudited           Audited
                                                      ---------------------------------
                                                              (In thousands)

Assets
Loan receivable due from FINOVA, net of discount        $    --              $ 524,025
Interest and facilities fee receivable                       --                  2,392
                                                      --------------------------------
Total assets                                            $    --              $ 526,417
                                                      ================================

Liabilities and members' equity
Liabilities:
  Long-term debt                                        $    --              $ 525,000
  Interest and facility fee payable                          --                    570
                                                      --------------------------------
Total liabilities                                            --                525,570

Members' equity                                              --                    847
                                                      --------------------------------
Total liabilities and members' equity                   $    --              $ 526,417
                                                     =================================

See accompanying notes.

                                 Berkadia LLC

        Statements of Operations and Changes in Members' Equity (Deficit)

                                                         Year ended December 31,
                                                      2004          2003         2002
                                                    Unaudited     Audited      Audited
                                                   -----------------------------------
                                                               (In thousands)

Revenue
Interest income and amortization of loan discount    $ 2,428     $198,790    $ 245,167
                                                     ---------------------------------
Total revenue                                          2,428      198,790      245,167

Expenses
Interest expense                                         215       18,394       64,287
                                                     ---------------------------------
Total expenses                                           215       18,394       64,287
                                                     ----------------------------------
Net income                                             2,213      180,396      180,880
Members' equity (deficit), beginning of period           847     (147,035)    (261,765)
Distributions to members                              (3,060)     (32,514)     (66,150)
                                                     ----------------------------------
Members' equity (deficit), end of period             $  --       $    847    $(147,035)
                                                     ==================================

See accompanying notes.

                                  Berkadia LLC

                            Statements of Cash Flows

                                                                 Year ended
                                                                 December 31,
                                                     2004           2003        2002
                                                  Unaudited       Audited      Audited
                                                  ---------------------------------------
                                                               (In thousands)

Operating activities
Net income                                          $ 2,213      $ 180,396    $ 180,880
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of loan discount                       (975)      (149,522)    (118,028)
   Net change in:
    Receivables                                       2,392          3,763        9,090
    Payables                                           (570)        (2,123)      (5,793)
                                                    ------------------------------------
Net cash provided by operating activities             3,060         32,514       66,149

Investing activities
Loan repayment from FINOVA                          525,000      1,650,000    2,725,000
                                                    ------------------------------------
Net cash provided by investing activities           525,000      1,650,000    2,725,000

Financing activities
Repayment of long-term debt                        (525,000)    (1,650,000)  (2,725,000)
Distributions to members                             (3,060)       (32,514)     (66,150)
                                                    ------------------------------------
Net cash used in financing activities              (528,060)    (1,682,514)  (2,791,150)
                                                    ------------------------------------
Net decrease in cash                                   --             --             (1)
Cash and cash equivalents at beginning of period       --             --              1
                                                    ------------------------------------
Cash and cash equivalents at end of period         $   --        $    --      $    --
                                                    ====================================

See accompanying notes.

                                  Berkadia LLC

                          Notes to Financial Statements

                        (2004 Disclosures and Unaudited)

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

The Berkadia Loan was fully repaid in February 2004. As a result, the Company has discharged all of its obligations and distributed all remaining cash to its members. The Company does not currently conduct any business activities.

The Berkadia Loan was collateralized by substantially all of the assets of
FINOVA and its subsidiaries and guaranteed by FINOVA and substantially all of the subsidiaries of FINOVA. The Company borrowed the entire amount required to finance the Berkadia Loan from a consortium of lenders led by Fleet Bank (the
"Fleet Loan"). The Fleet Loan was guaranteed, 90 percent by Berkshire Hathaway and 10 percent by Leucadia (with Leucadia's guarantee being secondarily guaranteed by Berkshire), and was also secured by the Company's pledge of the
Berkadia Loan.

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

                                  Berkadia LLC

                          Notes to Financial Statements

                        (2004 Disclosures and Unaudited)

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

(b) Loan Receivable from FINOVA: The Berkadia Loan is carried net of unamortized discount related to the commitment fee, the funding fee and the amount of the
Berkadia Loan allocated to Berkadia's investment in the Shares. The discount is accreted into investment income over the life of the Berkadia Loan through the effective interest method. The Berkadia Loan was fully repaid in February 2004.

                                  Berkadia LLC

                          Notes to Financial Statements

                        (2004 Disclosures and Unaudited)

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

3. Berkadia Loan

While it was outstanding, the Berkadia Loan bore interest payable monthly, at the Eurodollar Rate plus 2.25 percent. For the year ended December 31, 2003, the weighted-average interest rate was 3.55 percent.

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

                                  Berkadia LLC

                          Notes to Financial Statements

                        (2004 Disclosures and Unaudited)

3. Berkadia Loan (continued)

The terms of the Berkadia Loan permited FINOVA to retain a reserve of cash and cash equivalents in an amount not to exceed the sum of (a) 125 percent of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter, (e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness that will, by their terms, become due and payable in cash during the next fiscal quarter, and (f) such other reserves as are necessary in
FINOVA's good faith judgment and as approved in advance by the Company for the operations of FINOVA. Any amount in excess of the cash reserve is paid to the
Company to reduce the principal amount of the loan on a quarterly basis.

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

4. Fleet Loan

While it was outstanding, the Fleet Loan bore interest payable monthly, at a rate generally equal to the cost of funds for the lenders' conduit facilities plus 0.25 percent. The lenders' cost of funds rate was substantially equal to the Eurodollar Rate that is used to determine the interest rate on the Berkadia
Loan. For the year ended December 31, 2003, the weighted-average interest rate was 1.54 percent. All unpaid principal and accrued interest was prepaid by
Berkadia in February 2004.

                                  Berkadia LLC

                          Notes to Financial Statements

                        (2004 Disclosures and Unaudited)

5. Members' Capital

For the years ended December 31, 2004, 2003 and 2002, the Company distributed substantially all of its available cash to its Members, aggregating $3.1 million, $32.5 million and $66.2 million, respectively. For the three-year period, $90.2 million was distributed to Berkshire Members and $11.6 million to
Leucadia Members.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The FINOVA Group Inc.

We have audited the accompanying consolidated balance sheets of The FINOVA Group Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of consolidated operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The FINOVA Group Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that The FINOVA Group Inc. will continue as a going concern. As more fully described in Notes to the Consolidated Financial Statements, Note A “Nature of Operations,” the Company has a negative net worth as of December 31, 2004 and has limited sources of liquidity to satisfy its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 11, 2005

THE FINOVA GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

(Dollars in thousands)

	2004		2003

ASSETS
Cash and cash equivalents		$480,485	$789,138
Restricted cash - impermissible restricted payments		42,176
Financing Assets:
Loans and other financing contracts, net		416,695	1,309,605
Direct financing leases		132,995	192,105

Total financing assets		549,690	1,501,710
Reserve for credit losses		(101,270)	(274,828)

Net financing assets		448,420	1,226,882

Other Financial Assets:
Operating leases		69,310	102,381
Assets held for sale		42,498	138,224
Investments		29,582	38,192
Assets held for the production of income		14,855	25,477

Total other financial assets		156,245	304,274

Total Financial Assets		604,665	1,531,156
Other assets		6,799	23,882

		$1,134,125	$2,344,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Berkadia Loan	$		$525,000
Senior Notes, net (principal amount due of $2.2 billion and $3.0 billion, respectively)		1,586,957	2,338,791

Total debt		1,586,957	2,863,791
Accounts payable and accrued expenses		79,103	129,082
Deferred income taxes, net		2,742	4,050

Total Liabilities		1,668,802	2,996,923

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized and 125,873,000 shares issued		1,259	1,259
Additional capital		113,140	108,256
Accumulated deficit		(632,702)	(764,715)
Accumulated other comprehensive (loss) income		(15,838)	2,989
Common stock in treasury, 3,832,000 shares		(536)	(536)

Total Stockholders’ Equity		(534,677)	(652,747)

		$1,134,125	$2,344,176

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Interest income	$119,369	$229,502	$236,329
Rental income	24,084	31,058	40,504
Operating lease income	51,871	67,303	53,644
Fees and other income	20,149	37,798	46,522

Total Revenues	215,473	365,661	376,999
Interest expense	(250,334)	(314,288)	(403,818)
Operating lease and other depreciation	(17,103)	(25,579)	(43,131)

Interest Margin	(51,964)	25,794	(69,950)

Other Revenues and (Expenses):
Reversal of provision for credit losses	148,527	238,786	339,986
Net gain (loss) on financial assets	108,681	63,054	(81,479)
Portfolio expenses	(28,236)	(29,341)	(46,859)
General and administrative expenses	(44,995)	(70,673)	(108,407)
Gain from extinguishment of debt, net of fresh-start discount		28,493	88,237

Total Other Revenues and (Expenses)	183,977	230,319	191,478

Income before income taxes	132,013	256,113	121,528
Income tax expense			(56)

Net Income	$132,013	$256,113	$121,472

Basic/diluted earnings per share	$1.08	$2.10	$1.00

Weighted average shares outstanding	122,041,000	122,041,000	122,041,000

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002

Operating Activities:
Net income	$132,013	$256,113	$121,472
Adjustments to reconcile net income to net cash used by operations:
Reversal of provision for credit losses	(148,527)	(238,786)	(339,986)
Net cash gain on disposal of financial assets	(106,413)	(113,559)	(110,104)
Net non-cash (gain) charge-off on financial assets	(2,268)	50,505	191,583
Gain from extinguishment of debt, net of fresh-start discount		(28,493)	(88,237)
Depreciation and amortization	18,401	28,363	46,752
Deferred income taxes, net	975	7,861	4,419
Fresh-start accretion - assets	(34,610)	(47,868)	(32,340)
Fresh-start discount amortization - Senior Notes	49,512	35,516	33,696
Change in assets and liabilities:
Decrease in other assets	3,056	473	13,911
Decrease in accounts payable and accrued expenses	(38,412)	(22,270)	(40,628)

Net Cash Used by Operating Activities	(126,273)	(72,145)	(199,462)

Investing Activities:
Proceeds from disposals of leases and other owned assets	114,110	198,699	133,675
Proceeds from sales of investments	12,069	50,140	158,706
Proceeds from sales of loans and financing leases	366,647	311,417	572,820
Collections from financial assets	712,441	1,712,308	2,645,355
Fundings under existing customer commitments	(56,309)	(404,662)	(1,068,802)
Funding of severance and bonus trusts		(24,017)
Deposit of impermissible restricted payments into restricted cash account	(42,176)
Recoveries of loans previously written off	37,184	109,581	50,033

Net Cash Provided by Investing Activities	1,143,966	1,953,466	2,491,787

Financing Activities:
Principal repayments of Berkadia Loan	(525,000)	(1,650,000)	(2,725,000)
Principal prepayments of Senior Notes	(801,346)
Repurchase of Senior Notes		(49,875)	(55,380)
Benefits realized from pre-confirmation NOLs		32,477	36,029

Net Cash Used by Financing Activities	(1,326,346)	(1,667,398)	(2,744,351)

(Decrease) Increase in Cash and Cash Equivalents	(308,653)	213,923	(452,026)

Cash and Cash Equivalents, beginning of year	789,138	575,215	1,027,241

Cash and Cash Equivalents, end of year	$480,485	$789,138	$575,215

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

During 2004, FINOVA received net income tax refunds of $2.6 million. During 2003, FINOVA received net income tax refunds of $41.7 million, including $32.5 million from the carryback of certain tax net operating losses. During 2002, FINOVA received net income tax refunds of $39.5 million, including $36.0 million from the carryback of certain tax net operating losses.

FINOVA paid interest of $208.6 million, $275.2 million and $376.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders’ Equity

Balance, January 1, 2002	$1,259	$16,928	$(1,142,300)	$4,080	$(536)	$(1,120,569)

Comprehensive income:
Net income			121,472			121,472
Net change in unrealized holding gains (losses)				(10,743)		(10,743)
Net change in foreign currency translation				2,786		2,786

Comprehensive income						113,515

Benefits realized from pre-confirmation NOLs		36,029				36,029
Other		276				276

Balance, December 31, 2002	1,259	53,233	(1,020,828)	(3,877)	(536)	(970,749)

Comprehensive income:
Net income			256,113			256,113
Net change in unrealized holding gains (losses)				7,179		7,179
Net change in foreign currency translation				(313)		(313)

Comprehensive income						262,979

Benefits realized from pre-confirmation tax contingencies		22,546				22,546
Benefits realized from pre-confirmation NOLs		32,477				32,477

Balance, December 31, 2003	1,259	108,256	(764,715)	2,989	(536)	(652,747)

Comprehensive income:
Net income			132,013			132,013
Minimum pension liability adjustment				(16,494)		(16,494)
Net change in unrealized holding gains (losses)				(2,220)		(2,220)
Net change in foreign currency translation				(113)		(113)

Comprehensive income						113,186

Benefits realized from pre-confirmation tax contingencies		4,884				4,884

Balance, December 31, 2004	$1,259	$113,140	$(632,702)	$(15,838)	$(536)	$(534,677)

See notes to consolidated financial statements.

THE FINOVA GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands in tables)

A.	Nature of Operations

The notes to the financial statements relate to The FINOVA Group Inc. and their subsidiaries (collectively “FINOVA” or the “Company”), including FINOVA Capital Corporation and its subsidiaries (“FINOVA Capital”). FINOVA, a Delaware corporation incorporated in 1991, is a financial services holding company. Through its principal operating subsidiary, FINOVA Capital, the Company has provided a broad range of financing and capital markets products, primarily to mid-size businesses.

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

The Company’s business activities are limited to maximizing the value of its portfolio through the orderly collection of its assets. These activities include collection efforts pursuant to underlying contractual terms, negotiation of prepayments, sales of assets or collateral and may include efforts to retain certain customer relationships and restructure or terminate other relationships. The Company has sold portions of asset portfolios and will consider future sales of any asset if buyers can be found at acceptable prices; however, there can be no assurance that the Company will be successful in efforts to sell additional assets. Any funds generated in excess of cash reserves permitted by the Company’s debt agreements are used to reduce FINOVA’s obligations to its creditors. The Company is prohibited by the Indenture governing its 7.5% Senior Secured Notes (the “Senior Notes”) from engaging in any new lending activities, except to honor existing customer commitments and in certain instances, to restructure financing relationships to maximize value.

Because substantially all of the Company’s assets are pledged to secure the obligations under the promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes (the “Intercompany Notes”), FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

FINOVA’s business continues to be operated under a Management Services Agreement with Leucadia National Corporation (“Leucadia”) that expires in 2011. Pursuant to that agreement, Leucadia has designated its employees to act as Chairman of the Board (Ian M. Cumming), President (Joseph S. Steinberg) and Chief Executive Officer (Thomas E. Mara).

Going Concern

As of December 31, 2004, the Company has a substantial negative net worth. While FINOVA continues to pay its obligations as they become due, the ability of the Company to continue as a going concern is dependent upon many factors, particularly the ability of its borrowers to repay their obligations to FINOVA and the Company’s ability to realize the value of its portfolio. Even if the Company is able to recover the book value of its assets, and there can be no assurance of the Company’s ability to do so, the Company would not be able to repay the Senior Notes in their entirety at maturity in November 2009. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent public accountants qualified their report on the Company’s financial statements since 2001 due to concerns regarding the Company’s ability to continue as a going concern.

B.	Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires FINOVA to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of the reserve for credit losses and measurement of impairment. Other estimates include selection of

THE FINOVA GROUP INC.

appropriate risk adjusted discount rates used in net present value calculations, determination of fair values of certain financial assets for which there is not an active market, residual assumptions for leasing transactions and the determination of appropriate valuation allowances against deferred tax assets. Actual results could differ from those estimated.

Consolidation Policy

The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA and its subsidiaries, including FINOVA Capital. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation. The consolidation of variable interest entities is addressed below in the Company’s Impaired Loans policy.

Portfolio Policies

The following policies include the most critical accounting policies and those that could most significantly impact the consolidated financial statements. The application of these policies rely upon management discretion and the significant use of estimates.

Significant Use of Estimates

Several of the Company’s most critical accounting policies pertain to the ongoing determination of impairment reserves on financing assets and the carrying amount valuation of other financial assets. Determination of impairment reserves and carrying amounts rely, to a great extent, on the estimation and timing of future cash flows. FINOVA’s cash flow estimates assume that its asset portfolios are collected in an orderly fashion over time. These cash flows do not represent estimated recoverable amounts if FINOVA were to liquidate its asset portfolios over a short period of time. Management believes that a forced short-term asset liquidation could have a material negative impact on the Company’s ability to recover recorded amounts.

FINOVA’s process of determining impairment reserves and carrying amounts includes a periodic assessment of its portfolios on a transaction-by-transaction basis. Cash flow estimates are based on current information and numerous assumptions concerning future general economic conditions, specific market segments, the financial condition of the Company’s customers and FINOVA’s collateral. In addition, assumptions are sometimes necessary concerning the customer’s ability to obtain full refinancing of balloon obligations or residuals at maturity. As a result, the Company’s cash flow estimates assume FINOVA incurs refinancing discounts for certain transactions.

Changes in facts and assumptions have resulted in, and may in the future result in, significant positive or negative changes to estimated cash flows and therefore, impairment reserves and carrying amounts.

Impairment of financing assets (subsequent to implementation of fresh-start reporting) is recorded through the Company’s reserve for credit losses, and accounting rules permit the reserve for credit losses to be increased or decreased as facts and assumptions change. However, certain financing assets were previously marked down for impairments that existed at the time fresh-start reporting was implemented. These marked down values became the Company’s cost basis in those assets, and accounting rules do not permit the carrying value of these assets to be increased above that fresh-start cost basis if subsequent facts and assumptions result in a projected increase in value. Recoveries of amounts in excess of the fresh-start cost basis are recorded through operations when collected.

Impairment of other financial assets is marked down directly against the asset’s carrying amount. Accounting rules permit further markdown if changes in facts and assumptions result in additional impairment; however, most of these assets (except certain investments and assets held for sale, which may be marked up for subsequent events) may not be marked up even if subsequent facts and assumptions result in a projected increase in value. Recoveries of previous markdowns are recorded through operations when collected.

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

THE FINOVA GROUP INC.

FINOVA has a number of aircraft that are off-lease and anticipates that additional aircraft will be returned to the Company as leases expire or operators are unable or unwilling to continue making payments. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), FINOVA has recorded impairment losses on owned aircraft by calculating the present value of estimated cash flows. For many of these aircraft, scrap value was assumed, but for certain aircraft, the Company elected (or anticipates electing upon return of the aircraft) to park and maintain the aircraft under the assumption that they will be re-leased or sold in the future despite limited demand for certain of these aircraft today. While the current market makes it difficult to quantify, the Company believes that the recorded values determined under this methodology may significantly exceed the values that the Company would realize if it were to liquidate those aircraft today; however, actual amounts recovered from these aircraft may differ from recorded amounts and will be significantly impacted by the used aircraft market in the future, which is difficult to predict.

The process of determining appropriate carrying amounts for these aircraft is particularly difficult and subjective, as it requires the Company to estimate future demand, lease rates and scrap values for assets for which there is limited demand. The Company re-assesses its estimates and assumptions each quarter. In particular, the Company assesses market activity and the likelihood that certain aircraft types, which are forecast to go back on lease in the future, will in fact be re-leased.

Assets Held for the Production of Income. Assets held for the production of income include off-lease and returned assets previously the subject of financing transactions that are currently being made available for new financing transactions. Assets held for the production of income are carried at amortized cost with adjustment for impairment, if any, recorded as a gain or loss on financial assets. The determination of impairment is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value. Depreciation of these assets is charged to operations over their estimated remaining useful lives.

Assets Held for Sale. Assets held for sale are comprised of assets previously classified as financing transactions and other financial assets that management does not have the intent and/or expected ability to hold to maturity. Assets held for sale are revalued quarterly at the lower of cost or market, less anticipated selling expenses, with adjustment, if any, recorded as a gain or loss on financial assets. The determination of market value is often dependent upon the estimation of anticipated future cash flows discounted at appropriate risk adjusted market rates to determine net present value.

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

The original fresh-start adjustment (“discount”) to the Senior Notes partially amortizes to interest expense over the term of the notes, utilizing the effective interest method. The effective rate represents the implicit rate derived from the estimated fair value and the Company’s estimate of anticipated future cash flows to the debt holders at the time of emergence. The amortization will continue to increase the recorded amount of the debt to the principal amount expected to be repaid at the time of emergence (approximately $2.8 billion). Discount amortization is adjusted as principal payments are made. In the event that any Senior Notes are repurchased and extinguished, the unamortized fresh-start adjustment related to those notes is written off and reflected as part of the gain or loss recognized from extinguishment of the debt.

Impaired Loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), a loan becomes impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms. Impairment reserves are recorded when the current carrying amount of a loan exceeds the greater of (a) its net present value, determined by discounting expected cash flows from the borrower at the original contractual interest rate of the transaction or (b) net fair value of collateral. The risk adjusted interest rates utilized in fresh-start reporting are considered to be the contractual rates for purposes of calculating net present value of cash flows in the determination of fair values and impairment. Accruing impaired loans are paying in accordance with a current modified loan agreement or are believed to have adequate collateral protection. The process of measuring impairment requires judgment and estimation, and actual outcomes may differ from the estimated amounts.

THE FINOVA GROUP INC.

In 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addressed consolidation of variable interest entities, which are defined as entities whose equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

Virtually all of FINOVA’s impaired loans to entities with marginal or negative equity were the result of operating losses which were not envisioned at the time of the original design and structure of the loans (i.e., actual losses incurred subsequent to the origination of each of the loans have exceeded expected losses at the time of loan origination). FINOVA has restructured debt in accordance with the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which is accounted for in accordance with that statement and is not subject to the provisions of FIN 46.

FINOVA has from time to time, for economic or legal reasons related to its borrowers’ financial difficulties, granted concessions to borrowers that it would not otherwise consider. Those concessions either stemmed from an agreement between FINOVA and its borrowers or were imposed by law or a court. For example, FINOVA has restructured the terms of debt to alleviate the burden of the borrowers’ near-term cash requirements and many troubled debt restructurings involved modifying terms to reduce or defer cash payments required of the borrowers in the near future to help the borrowers’ attempts to improve their financial condition and eventually be able to pay FINOVA. In other instances, FINOVA has accepted cash, other assets, or an equity interest in the borrowers in satisfaction of the debt though the value received was less than the amount of the debt, because FINOVA concluded that step would maximize recovery of its investment.

Additionally, FINOVA holds variable interests in qualifying special-purpose entities in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). In accordance with FIN 46, variable interests are excluded from consolidation as long as the Company continues to meet the qualifying special-purpose entity conditions of SFAS No. 140, which it currently does. See Note E “Receivable Sales” for a further discussion of FINOVA’s retained subordinated interests in transferred receivables including FINOVA’s rights and obligations.

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

Partnerships and nonmarketable equity securities are accounted for using either the cost or equity method depending on the Company’s level of ownership in the security. Under the equity method, the Company recognizes its share of income or loss of the security in the period in which it is earned or incurred. Under the cost method, the Company recognizes income based on distributions received.

The carrying values of equity securities and partnership interests are periodically reviewed for impairment, which, if identified, is recorded as a charge to operations. The impairment analysis for investments utilizes various valuation techniques involving the use of estimates and management judgment, and actual outcomes may differ from the estimates.

Nonaccruing Assets. Accounts are generally classified as “nonaccruing” when the earlier of the following events occur: (a) the borrower becomes 90 days past due on the payment of principal or interest or (b) when, in the opinion of management, a full recovery of income and principal becomes doubtful. Due to a variety of factors, accounts may be classified as nonaccruing even though the borrower is current on principal and interest payments. In certain instances, accounts may be returned to accruing status if sustained performance is demonstrated. Changes in borrower performance assumptions or estimates could result in a material change in nonaccruing account classification and income recognition.

Receivable Sales. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when the Company sold receivables, it may have retained subordinated interests in the transferred receivables. These receivable transfers were accounted for as sales when legal and effective control of the transferred receivables were surrendered. The carrying amount of the financial assets involved was allocated between the receivables sold and the retained interests based on their

THE FINOVA GROUP INC.

relative fair value at the date of transfer and was used to determine gain or loss on sale. Active markets with quoted prices for retained interests generally do not exist, therefore, the Company estimates fair value based on the present value of future estimated cash flows and other key assumptions, such as net credit losses, prepayments and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

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

Reserve for Credit Losses. The reserve for credit losses is established for estimated credit impairment on individual assets and inherent credit losses in the Company’s loan and financing lease portfolios. This reserve is not established for other financial assets, as those asset classes are subject to other accounting rules. The provision for credit losses is the charge or credit to operations resulting from an increase or decrease to the reserve for credit losses to the level that management estimates to be adequate. Impairment reserves are created if the carrying amount of an asset exceeds the present value of its estimated recovery. Impairment reserves are measured by estimating the present value of expected future cash flows (discounted at contractual rates), market value or the fair value of collateral. Reserves on assets that are not impaired are based on assumptions regarding general and industry specific economic conditions, overall portfolio performance including loss experience, delinquencies and other inherent portfolio characteristics. Establishing reserves includes the use of significant estimates and assumptions regarding future customer performance, amount and timing of future cash flows and collateral value. Accounts are either written off or written down and charged to the reserve when the actual loss is determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Recoveries of amounts previously written off as uncollectible increase the reserve for credit losses.

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

Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due, or when, in the opinion of management, a full recovery of income and principal becomes doubtful and the account is determined to be impaired. Income recognition is resumed only when the lease, loan or other financing contract becomes contractually current and sustained performance is demonstrated or when in the opinion of management, recovery of interest and principal becomes probable.

Troubled Debt Restructuring. In accordance with SFAS No. 15, a restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Virtually all of the Company’s restructurings of financing arrangements are considered to be troubled debt restructurings in accordance with SFAS No. 15.

THE FINOVA GROUP INC.

General Accounting Policies

Cash Equivalents. FINOVA classifies short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents included short-term investments of $467.0 million and $737.7 million at December 31, 2004 and 2003, respectively.

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

Derivative Financial Instruments. The Company does not currently have any material derivative financial instruments. Historically, the Company used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities.

Earnings Per Share. Basic and diluted earnings per share are the same since the Company has no dilutive contracts or agreements outstanding. Earnings per share are computed by dividing income available to common stockholders by the weighted average amount of common stock outstanding for the period.

Foreign Currency. Foreign currency denominated financial statements are translated into U.S. dollars in accordance with the guidelines established in SFAS No. 52 “Foreign Currency Translation.” The year-end exchange rates are used to translate the assets and liabilities of the foreign companies. Revenues and expenses are translated at the average exchange rates during each reporting period. Any resulting translation adjustments are reported as a component of stockholders’ equity or through operations, if realized.

Furniture, Equipment and Leasehold Improvements. The Company’s general policy is to report furniture, equipment and office leasehold improvements at cost, less accumulated depreciation and amortization, computed on a straight-line method over the estimated useful lives of the assets. Assets are periodically reviewed for impairment, and adjustments, if any, are charged to current operations.

Impermissible Restricted Payments. The Indenture defines impermissible restricted payments as dividends or distributions to and/or repurchases of stock from common stockholders that, if made, would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Impermissible restricted payments are required to be retained by the Company until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations.

The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% of each principal prepayment. However, FINOVA believes those distributions would be impermissible restricted payments due to the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid. The Company has segregated amounts identified as impermissible restricted payments in a separate cash account, which is reflected as “restricted cash – impermissible restricted payments” on the balance sheet. Due to the Indenture restrictions regarding the use of this cash, these amounts are not considered to be cash equivalents.

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

Compensation and Benefit Policies

Pension and Other Benefits. A trusteed, noncontributory pension plan covers substantially all FINOVA employees. Benefits are based primarily on final average salary and years of service. The Company’s funding policy provides that payments to the pension trust shall be at least the minimum annual contribution required by applicable regulations. The Company terminated the pension plan effective December 31, 2004. No pension benefits will accrue beyond December 31, 2004, and participant benefits under the plan fully vested and are non-forfeitable as of that date.

Other postretirement benefit costs were previously recorded during the period the employees provided service to FINOVA. Postretirement obligations were funded as benefits were paid. FINOVA terminated its postretirement benefit plan on December 31, 2003.

THE FINOVA GROUP INC.

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

New Accounting Standards. In 2004, FASB issued Emerging Issues Task Force (“EITF”) Issues No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which became effective for reporting periods beginning after June 15, 2004. During 2004, FINOVA adopted the provisions of EITF 03-1 and the impact was not material to the Company’s financial position or results of operations. A portion of the requirements of EITF 03-1 was deferred by FASB until 2005, and when made effective will not have a material impact to the Company’s financial position or results of operations.

C.	Total Financial Assets

Total financial assets represents the Company’s portfolio of investment activities, primarily consisting of secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts and direct financing leases). In addition to its financing contracts, the Company has other financial assets including assets held for sale, owned assets (such as operating leases and assets held for the production of income) and investments. The following discussion provides a breakdown of the Company’s investment activities. As of December 31, 2004 and 2003, the carrying amount of total financial assets (before reserves) was $705.9 million and $1.8 billion, respectively.

During 2004, the Company completed multiple transactions to sell most of the Company’s real estate leveraged lease portfolio for net proceeds of $132.5 million, resulting in a net gain from the sales of $9.0 million.

In June 2004, FINOVA completed the sale of a portion of its timeshare resort portfolio for $133.3 million of net cash proceeds, which were approximately $22 million in excess of FINOVA’s carrying amount.

Throughout 2004, FINOVA collected in the ordinary course of business in excess of $300 million of prepayments from the real estate portfolio.

In December 2003, FINOVA received $276 million in final settlement of substantially all amounts owed from the Company’s largest borrower, a timeshare resort development company. The cash settlement resulted in a $91.1 million recovery in excess of FINOVA’s carrying amount.

In March 2003, rediscount assets with a carrying amount of $188.8 million were sold for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a net gain of $4.4 million.

In addition to these events, the Company experienced substantial runoff in the form of scheduled amortization, prepayments and individual asset sales.

Upon emergence from chapter 11, the Company adopted fresh-start reporting, which resulted in material adjustments to the carrying amount of the Company’s total financial assets to record them at their reorganization value. The asset adjustment was based on the present value of estimated future cash flows discounted at appropriate risk adjusted interest rates selected at that time. A portion of the adjustment was originally scheduled to accrete into income over the life of the underlying transactions, while the remaining portion of the adjustment was reflected as a permanent write down to other financial assets. As of December 31, 2004 and 2003, the unamortized amount totaled $60.6 million and $130.6 million, respectively, of which the Company suspended the accretion of $32.4 million and $76.9 million, respectively, due to the underlying assets being classified as nonaccruing.

THE FINOVA GROUP INC.

Diversification of Credit Risk

The following table presents the composition of FINOVA’s total financial assets (before reserves) at December 31:

	2004		2003

Transportation	$294,050	41.7%	$448,791	24.9%
Real estate	156,056	22.1%	857,032	47.4%
All other portfolios	255,829	36.2%	500,161	27.7%

	$705,935	100.0%	$1,805,984	100.0%

As indicated in the table above, since FINOVA’s total financial assets are concentrated in specialized industries, the Company is subject to both general economic risk and the additional risk of economic downturns within individual sectors of the economy. Additionally, the Company has completed multiple financial transactions with individual borrowers and their affiliates, resulting in a greater total exposure to those borrowers beyond the typical transaction size and increased concentration risk to economic events affecting the industries (including transportation) of such borrowers and their affiliates. At December 31, 2004, the carrying value of the Company’s top 10 aggregate exposures to borrowers and their affiliates totaled approximately $321.7 million and represented 45.6% of total financial assets (before reserves), as compared to the top 10 exposures at December 31, 2003 of $510.0 million, which represented 28.2% of total financial assets (before reserves). The top 10 exposures for 2004 are concentrated in five transportation accounts, while the top 10 exposures in 2003 were predominately real estate assets. As of the date of this report, four of the top 10 exposures at December 31, 2004 prepaid or have notified the Company of their intent to potentially prepay their obligation during the first half of 2005.

At December 31, the Company’s transportation portfolio consisted of the following aircraft:

2004

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	21
Boeing 727	11	4	7	25
Boeing 737	25	25		20
Boeing 747	5	3	2	23
Boeing 757	7	7		11
McDonnell Douglas DC 8 and DC 9	7	4	3	34
McDonnell Douglas DC 10	12	3	9	27
McDonnell Douglas MD series	27	27		19
Regional jets, corporate aircraft and turbo props	32	32		12

Total	130	105	25	19

2003

Aircraft Type	Number of Aircraft	Passenger	Cargo	Approximate Average Age (years)

Airbus 300	4		4	20
Boeing 727	30	5	25	26
Boeing 737	26	26		19
Boeing 747	12	5	7	21
Boeing 757	8	8		10
Boeing 767	1	1		17
McDonnell Douglas DC 8 and DC 9	32	23	9	31
McDonnell Douglas DC 10	15	4	11	25
McDonnell Douglas MD series	28	28		18
Regional jets, corporate aircraft and turbo props	41	41		12

Total	197	141	56	21

THE FINOVA GROUP INC.

The aircraft presented in the tables represent owned assets and collateral supporting financing arrangements. The Company continues to monitor all aircraft due to the significant level of defaults and returned aircraft.

At December 31, 2004, 50 aircraft with a carrying value of $156.3 million were operated by U.S. domiciled carriers and 61 aircraft with a carrying value of $108.9 million were operated by foreign carriers. Additionally, 19 aircraft with a carrying value of $14.2 million were off-lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 5 aircraft which were identified for potential dismantling or sale at scrap values.

At December 31, 2003, 66 aircraft with a carrying value of $240.8 million were operated by U.S. domiciled carriers and 69 aircraft with a carrying value of $167.0 million were operated by foreign carriers. Additionally, 62 aircraft with a carrying value of $25.6 million were off- lease, classified as assets held for the production of income and parked at various storage facilities in the United States and Europe, including 10 aircraft which were identified for potential dismantling or sale at scrap values.

Some of the off-lease aircraft are periodically placed in rental agreements with payments based on aircraft usage, commonly known as power-by-the-hour agreements. Often under these agreements there are no minimum rents due, and future cash flows are difficult to project. Additionally, FINOVA has been maximizing the value of the portfolio by using the remaining air-time of aircraft and engines, while minimizing the maintenance reinvestment into those assets. As remaining air-time was exhausted, numerous aircraft and engines were identified for potential dismantling or sale at scrap values; however, the reemergence of the aircraft-financing market during late 2004 has altered the Company’s course of action to maximize value. As aircraft values have improved, it has made more economic sense in some instances to increase the maintenance reinvestment for certain types of aircraft. As a result, the number of aircraft being identified for potential dismantling or sale at scrap values has declined. This trend is expected to continue as long as it economically makes sense to reinvest in certain types of aircraft.

The following table details the composition of aircraft identified for potential dismantling or sale at scrap values during the years ended December 31:

Aircraft Type	Aircraft at Dec. 31, 2003	Additions	Aircraft Dismantled	Aircraft Sold at Scrap Values	Aircraft at Dec. 31, 2004

Airbus 300		1			1
Boeing 727	1	9		(8)	2
Boeing 747		3		(3)
McDonnell Douglas DC 8 and DC 9	9	10	(13)	(6)
McDonnell Douglas MD Series		2			2

Total	10	25	(13)	(17)	5

Aircraft Type	Aircraft at Dec. 31, 2002	Additions	Aircraft Dismantled	Aircraft Sold at Scrap Values	Aircraft at Dec. 31, 2003

Boeing 727	1	2	(2)		1
McDonnell Douglas DC 8 and DC 9		10	(1)		9
McDonnell Douglas DC 10	1	1	(2)

Total	2	13	(5)		10

In early 2004, the Company reassessed the likelihood of off-lease assets being re-leased, and identified 25 aircraft for potential dismantling or sale at scrap values, rather than continue to incur significant storage, maintenance and other costs to potentially return those aircraft to service. These 25 aircraft are in addition to 10 aircraft that were in the process of being dismantled at December 31, 2003. As of December 31, 2004, the Company had sold at scrap values or completely dismantled 30 of these aircraft, resulting in 5 aircraft, which have been identified for potential dismantling or sale at scrap values.

The Company’s transportation portfolio also includes domestic railroad and other transportation equipment. The carrying value of this equipment was $14.7 million and $15.4 million at December 31, 2004 and 2003, respectively.

THE FINOVA GROUP INC.

In addition to the concentrated exposures within the transportation portfolio, the Company has certain concentrations within its real estate portfolio. At December 31, the carrying amount of the real estate portfolio by industry was as follows:

	2004		2003

Hospitality	$115,663	74.1%	$224,965	26.2%
Resort and timeshare	35,189	22.6%	526,238	61.4%
Office	5,204	3.3%	72,512	8.5%
Other			33,317	3.9%

Total	$156,056	100.0%	$857,032	100.0%

The decline in the real estate portfolio was primarily due to asset sales and a significant level of prepayments during 2004.

Financing Assets

Loans and other financing contracts at December 31, consisted of the following:

	2004	2003

Receivables	$506,088	$1,505,079
Accrued interest	50,050	98,899
Unearned and suspended income	(139,443)	(294,373)

Total loans and other financing contracts, net	$416,695	$1,309,605

FINOVA has a number of loans with payments that fluctuate with changes in interest rates, primarily prime interest rates and the London interbank offer rates (“LIBOR”). The total carrying amount of loans with floating interest rates was $207.6 million and $807.4 million at December 31, 2004 and 2003, respectively.

Interest earned from financial transactions with floating interest rates, excluding the recognition of previously suspended income and fresh-start accretion, was approximately $18.2 million, $64.8 million and $110.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, the decline in accrued interest did not keep pace with the decline in receivables. As the portfolio shrinks, nonaccruing accounts become a higher percentage of outstanding loans and many of these delinquent accounts have not been paying for some time, resulting in an increasing concentration of accrued interest within these accounts. The accrued interest is offset by a corresponding increase of suspended income, resulting in no net impact to the carrying amount of loans, but an increase in the delinquency aging of those accounts.

At December 31, 2004, FINOVA had unfunded customer commitments of approximately $11.5 million compared to $73.8 million at December 31, 2003. The decline was primarily due to the elimination of outstanding commitments associated with asset sales and the termination and/or expiration of outstanding committed lines of credit. A significant portion of the decline was due to the sale and prepayment of the Company’s real estate portfolio. Because of the primarily revolving nature of its commitments, the Company is unable to estimate with certainty what portion of the commitments will be funded. Historically, in the aggregate, actual fundings have been significantly below commitment amounts. Funding is typically dependent upon certain conditions precedent and the availability of eligible collateral. Typically, in the event of a contractual customer default, FINOVA has the legal right to cease funding. In these circumstances, decisions to continue or cease funding are made on a case-by-case basis following an evaluation as to what management believes is in the Company’s best interest. Commitments generally have a fixed expiration and at the Company’s discretion, may be extended. The Company may seek appropriate fees, equity and other consideration if circumstances warrant doing so in exchange for extensions, modifications, and waivers. As of December 31, 2004, the Company’s unfunded commitments included only a few existing accounts, with the majority of the commitment related to one real estate customer.

THE FINOVA GROUP INC.

Direct financing leases at December 31, consisted of the following:

	2004	2003

Rental receivables	$179,229	$261,946
Estimated residual values	49,273	71,695
Unearned and suspended income	(95,507)	(141,536)

Total direct financing leases	$132,995	$192,105

Future minimum lease payments for each of the next five years are $21.5 million, $17.0 million, $14.3 million, $12.8 million and $12.6 million.

Other Financial Assets

Assets held for sale are carried at the lower of cost or market with adjustment, if any, recorded as a gain or loss on financial assets. The following table presents the balances and changes in assets held for sale.

Balance, December 31, 2002	$393,125
Net assets reclassified to held for sale	48,157
Markdown to estimated sales price	(42,874)
Runoff (amortization and prepayments), net of fundings	(42,476)
Sale of assets	(217,708)

Balance, December 31, 2003	138,224
Prepayment of non-recourse debt associated with leveraged leases	57,951
Net assets reclassified to held for sale	1,000
Markdown to estimated sales price	(12,309)
Runoff (amortization and prepayments)	(16,962)
Sale of assets	(125,406)

Balance, December 31, 2004	$42,498

At December 31, 2004, assets held for sale consisted of $3.1 million of repossessed assets and the Company’s remaining leveraged lease portfolio ($39.4 million) of real estate and transportation transactions, while the composition at December 31, 2003, consisted of repossessed assets ($14.0 million) and real estate and transportation leveraged leases ($124.2 million).

During 2004, repossessed and other owned assets with a carrying amount of $6.6 million were sold for net gains of $5.0 million, while in 2003, $27.2 million of repossessed assets were sold, resulting in net gains of $6.9 million. During 2004 and 2003, assets with a carrying amount of $1.0 million and $5.0 million, respectively, were classified as held for sale in conjunction with the Company’s foreclosure and repossession of collateral underlying various loan transactions. The Company’s intent is to stabilize and sell these assets. During 2004 and 2003, repossessed assets were marked down $2.4 million and $5.6 million, respectively, to value the assets at their estimated net selling price.

As of December 31, 2003, the Company’s entire leveraged lease portfolio had been classified as assets held for sale and as of that date, the Company no longer accounted for any of the assets as leveraged leases. The accounting rules for assets held for sale requires the Company to revalue the assets quarterly to the lower of cost or market, less anticipated selling expenses. The Company’s valuations are based on a combination of discounting estimated future cash flows at appropriate risk adjusted market rates to determine net present values and in other instances market values are determined based on information obtained from third party brokers and independent appraisals. As a result of the quarterly valuations, the Company recognized during 2004 and 2003, net markdowns on the total portfolio of $9.9 million and $36.4 million, respectively. Additionally, during 2004 and 2003, the Company completed the sale of numerous leveraged leases with carrying amounts of $118.8 million and $1.7 million, respectively. The carrying amount sold during 2004 reflects an increase over amounts reported as of December 31, 2003, due to a $58.0 million prepayment of non-recourse debt associated with three leveraged lease properties. The remaining leveraged lease portfolio ($39.4 million) is comprised of two real estate and eight transportation transactions.

In 2003, rediscount assets with a carrying amount of $188.8 million were sold for $175.4 million of net cash proceeds and a $17.8 million participation in a performing loan, resulting in a $4.4 million gain. The Company had designated $223.9 million (carrying amount) of rediscount loans as held for sale in the fourth quarter of 2002 based on a proposed sale transaction. The reduced

THE FINOVA GROUP INC.

carrying amount of the sale was due to $9.8 million of assets in the original proposal ultimately being excluded from the final transaction coupled with $25.3 million of amortization and prepayments from the date of designation to closure of the sale. The assets excluded from the sale were reclassified from held for sale to loans.

In the first quarter of 2003, the remaining corporate finance assets with a carrying amount of $46.7 million were reclassified from assets held for sale to loans.

Operating leases at December 31, consisted of the following:

	2004	2003

Cost of assets	$97,757	$124,131
Accumulated depreciation	(28,447)	(21,750)

Total operating leases	$69,310	$102,381

Future minimum rentals on noncancelable operating leases are $105.8 million in the aggregate and for each of the next five years are $39.5 million, $25.4 million, $18.1 million, $10.1 million and $5.2 million.

Investments at December 31, consisted of the following:

	2004	2003

Partnerships and nonmarketable equity securities	$742	$2,223

Available for sale:
Marketable equity securities	2,091	6,981
Debt securities	1,476	1,445

Total available for sale	3,567	8,426

Held to maturity debt securities	3,327	3,517
Trading debt securities	21,946	24,026

Total investments	$29,582	$38,192

Debt and marketable equity securities that are being held for an indefinite period of time are classified as available for sale and are carried at fair value using the specific identification method, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.

The Company had a net unrealized holding gain of $1.2 million at December 31, 2004, as compared to a $3.4 million net unrealized holding gain at December 31, 2003. The decline in unrealized holding gains was primarily due to asset sales, partially offset by an increase in market values for several securities. The net unrealized holding gains at December 31, 2004 and 2003 included aggregate unrealized losses of $0.4 million and $2.2 million, respectively. The unrealized losses have substantially all been in a continuous loss position for less than 12 months. The amounts were not shown net of deferred taxes for 2004 and 2003 due to the Company’s current tax position, which includes substantial net operating loss carryforwards.

Held to maturity investments are certificates of deposit with maturities of less than one year and approximate fair value.

Investments classified as trading in 2004 and 2003 were comprised exclusively of assets held in two grantor trusts to secure the Company’s severance and bonus obligations to remaining employees. The assets are held primarily for the benefit of the employees, but are recorded as investments due to the Company’s retained interest in any excess assets. The Company’s investments in trading securities were marked to market on a quarterly basis through current operations.

Net gains of $7.8 million, $37.2 million and $19.6 million were recognized on sales of investments for the years ended December 31, 2004, 2003 and 2002, respectively. As the portfolio of investments is liquidated the opportunity for significant gains becomes considerably more difficult and is not anticipated.

THE FINOVA GROUP INC.

Assets held for the production of income at December 31, consisted of the following types of assets:

	2004	2003

Aircraft, parts and rail	$14,855	$25,467
Equipment		10

Total assets held for the production of income	$14,855	$25,477

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

D.	Reserve for Credit Losses

The following table presents the balances and changes to the reserve for credit losses:

	Year Ended December 31,
	2004	2003

Balance, beginning of year	$274,828	$540,268
Reversal of provision for credit losses	(148,527)	(238,786)
Write-offs	(62,215)	(136,268)
Recoveries	37,184	109,581
Other		33

Balance, end of year	$101,270	$274,828

For the years ended December 31, 2004 and 2003, the Company recorded a reversal of provision for credit losses of $148.5 million and $238.8 million, respectively, to reduce its reserve for credit losses. The reserve reductions were primarily due to recoveries of amounts previously written off, proceeds received from prepayments and asset sales exceeding recorded carrying amounts (net of reserves), collections and the Company’s detailed assessment of estimated inherent losses in its portfolio. Partially offsetting these reserve reductions were new impairment reserves established on specific accounts. The reversal of provision in 2003 included $43.9 million directly related to the final settlement of substantially all amounts owed from the Company’s largest borrower.

A summary of the reserve for credit losses by impaired and other assets at December 31, was as follows:

	2004	2003

Reserves on impaired assets	$96,245	$239,975
Other reserves	5,025	34,853

Reserve for credit losses	$101,270	$274,828

FINOVA’s reserve for credit losses decreased to $101.3 million at December 31, 2004 from $274.8 million at December 31, 2003. At December 31, 2004, the total carrying amount of impaired loans and leases was $458.8 million, of which $202.4 million were revenue accruing. The Company has established impairment reserves of $96.2 million related to $169.2 million of impaired assets. At December 31, 2003, the total carrying amount of impaired loans and leases was $800.0 million, of which $220.7 million were revenue accruing. Impairment reserves at December 31, 2003 totaled $240.0 million related to $473.7 million of impaired assets.

Reserves on impaired assets decreased primarily due to write-offs ($62.2 million and $136.3 million for the years ended December 31, 2004 and 2003, respectively), an improvement in pay-off and collection experience on certain assets previously reserved and the Company’s application of cash received on nonaccruing assets, thus reducing the impairment reserves required on those assets. Partially offsetting these reductions were new impairment reserves established for assets reclassified to impaired status during 2004 and additional reserves recorded on certain existing impaired assets.

THE FINOVA GROUP INC.

Other reserves related to estimated inherent losses on unimpaired assets decreased to $5.0 million at December 31, 2004 from $34.9 million at December 31, 2003, as a result of prepayments and collections, asset sales, changes in historical loss experience and the migration of certain accounts to impaired assets.

An analysis of nonaccruing assets included in total financial assets at December 31, was as follows:

	2004	2003

Contracts	$256,313	$579,252
Repossessed assets	3,052	14,049

Total nonaccruing assets	$259,365	$593,301

Nonaccruing assets as a percentage of total financial assets (before reserves)	36.7%	32.9%

Accounts classified as nonaccruing were $259.4 million or 36.7% of total financial assets (before reserves) at December 31, 2004 as compared to $593.3 million or 32.9% at December 31, 2003. The decline in nonaccruing assets was primarily attributed to collections and asset sales of $209.5 million and write-offs and net valuation markdowns of $61.0 million, partially offset by the migration of certain previously accruing accounts to nonaccruing status. Also contributing to the decline was the return of certain assets to accruing status following demonstration of sustained performance and the classification of newly repossessed aircraft as assets held for the production of income, which are excluded from nonaccruing assets. During 2004, the Company returned multiple accounts to accruing status. Certain of these accounts were previously restructured and the Company was monitoring the accounts for demonstration of sustained performance under the restructured terms before they would be returned to accruing status.

The Company continues to be concerned regarding its ability to fully collect principal and interest on certain nonaccruing assets that have significant balloon payments or residual values due to FINOVA at maturity because those customers may not have the ability to obtain refinancing at maturity for the full amount of these residual/balloon payments. FINOVA’s ability or willingness to continue to extend credit to these borrowers may be affected by its own capital resources and its assessment of the costs and benefits of doing so. In certain of these cases, FINOVA has classified transactions as nonaccruing even though principal and interest payments are current. If necessary, impairment reserves on these transactions are established in accordance with SFAS No. 114.

Had all nonaccruing assets outstanding at December 31, 2004, 2003 and 2002 remained accruing at their contractual rates, interest and rental income would have increased by approximately $31.4 million, $84.4 million and $158.3 million, respectively.

Accruing impaired assets decreased to $202.4 million at December 31, 2004 from $220.7 million at December 31, 2003. The decrease was primarily attributable to multiple payoffs and to a lesser extent due to certain accounts that migrated to nonaccruing status and the classification of newly repossessed aircraft as off-lease assets, which are not included in impaired assets. Partially offsetting these decreases were the return of a number of specific accounts to impaired accruing status following demonstration of sustained performance.

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

At December 31, 2004 and 2003, the outstanding balance of the sold receivables totaled $15.3 million and $23.5 million, respectively. The retained interest had no estimated fair value as of December 31, 2004 and 2003.

Investors are paid a floating interest rate, while the pool of sold receivables contains fixed rate transactions. This interest rate risk was mitigated by a conversion agreement issued in connection with the securitization. The conversion agreement was terminated in early 2004 and FINOVA paid $3.3 million in settlement of its obligation under the agreement, pursuant to its guarantee. At December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to the guarantee. FINOVA transferred servicing of these assets to a third party during the first quarter of 2004.

THE FINOVA GROUP INC.

Franchise Securitization. In 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. Recourse is limited to a funded cash reserve of 1% to 3% of the outstanding receivables balance, depending on delinquency levels. As of December 31, 2004 and 2003, the outstanding balance of the sold loans totaled $56.3 million and $62.9 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2004 and 2003, the Company continued to service these assets and held a subordinated retained interest valued at $1.5 million and $1.4 million, respectively. The value of the retained interest is subject to credit, prepayment and interest rate risks on the transferred financial assets.

F.	Debt

As of December 31, the Company’s total debt outstanding was as follows:

	2004	2003

Berkadia Loan	$—	$525,000
Senior debt:
Principal	2,166,603	2,967,949
Fresh-start discount	(579,646)	(629,158)

Senior Notes, net	1,586,957	2,338,791

Total debt	$1,586,957	$2,863,791

Upon emergence from bankruptcy in 2001, all of FINOVA’s outstanding indebtedness was restructured. Pursuant to the Plan, Berkadia loaned $5.6 billion to FINOVA Capital (“Berkadia Loan”) on a senior secured basis, which was used together with cash on hand and the issuance of $3.25 billion aggregate principal amount of Senior Notes to restructure the Company’s pre-emergence indebtedness.

Because substantially all of the Company’s assets are pledged to secure the obligations under the Intercompany Notes securing the Senior Notes, FINOVA’s ability to obtain additional or alternate financing is severely restricted. Accordingly, FINOVA intends to rely on internally generated cash flows from the liquidation of its assets as its only meaningful source of liquidity.

The terms of the Indenture governing the Senior Notes prohibit the Company from using available funds (after certain permitted uses) for any purpose other than to satisfy its obligations to creditors and to make limited payments to stockholders in certain circumstances. Under the terms of the Indenture, the Company is permitted to establish a cash reserve in an amount not to exceed certain defined criteria. Generally speaking, cash reserves typically equal anticipated cash flows to cover operating costs, tax payments, fundings under existing customer commitments, interest payments and any other necessary cash flows expected to occur during the next six month period. The Company has the discretion to and has from time to time adjusted its cash reserve methodology.

During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia Loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio. The Berkadia Loan bore interest, payable monthly, at the Eurodollar Rate, as defined in the Credit Agreement dated August 21, 2001 between FINOVA Capital and Berkadia, plus 2.25%. During 2004 and 2003, prepayments to Berkadia totaled $525 million and $1.65 billion, respectively.

During the second quarter of 2004, in accordance with the terms of the Indenture, the Company began using excess cash, as defined in the Indenture, to make semi-annual interest and principal payments on the Senior Notes. Additionally, the Indenture permits voluntary prepayments at the Company’s option. During the year ended December 31, 2004, the Company made $801.3 million of partial principal prepayments on the Senior Notes, which reduced the outstanding principal to $2.2 billion. FINOVA announced three additional prepayments totaling $296.8 million that were made in the first quarter of 2005. Following these prepayments, cumulative prepayments through the first quarter of 2005 totaled $1.1 billion or 37% of the $3.0 billion principal amount outstanding as of December 31, 2003.

THE FINOVA GROUP INC.

The Senior Notes mature in November 2009 and bear interest, payable semi-annually to the extent that cash is available for that purpose in accordance with the Indenture, at a fixed interest rate of 7.5% per annum. The Indenture has no financial covenants, except for the requirement to use available cash as discussed above.

FINOVA’s obligations with respect to the payment of interest and principal under the Senior Notes are secured by a first priority security interest in (a) all capital stock of FINOVA Capital, (b) secured promissory notes of FINOVA Capital issued to FINOVA in the aggregate principal amount of the Senior Notes and (c) certain other property of FINOVA that may be acquired from its subsidiaries in the future. The Intercompany Notes are secured by a first priority lien on the assets of FINOVA Capital. Substantially all of FINOVA Capital’s direct and indirect subsidiaries (except those that are contractually prohibited from acting as a guarantor) have guaranteed FINOVA Capital’s repayment of the Intercompany Notes.

The Senior Notes are reflected in the balance sheet at December 31, 2004 and 2003, net of an unamortized discount of $579.6 million and $629.1 million, respectively. The book value of the Senior Notes is scheduled to increase over time through the partial amortization of the discount as interest expense. For the years ended December 31, 2004 and 2003, the Company recorded amortization of $49.5 million and $35.5 million, respectively (not including amounts offset against gains generated from the repurchases discussed below). Discount amortization was accelerated following each of the principal prepayments, which occurred earlier than originally anticipated when fresh-start guidelines were applied upon emergence. Discount amortization is expected to be further adjusted as principal prepayments are made. The Company’s obligation is to pay the full remaining $2.2 billion principal amount of the Senior Notes at maturity in 2009.

FINOVA believes principal prepayments will not continue at the same pace. The Company does not believe that it has sufficient assets to fully repay this debt and the Indenture prohibits the Company from engaging in new business. Therefore, FINOVA intends to rely on the liquidation of its remaining assets as its only meaningful source of cash.

Stockholders should not expect any payments or distributions from FINOVA. The Indenture contemplates that as principal payments are made on the Senior Notes, FINOVA stockholders will receive a distribution equal to 5.263% (i.e., 5%/95%) of each principal prepayment. Ninety-five percent (95%) of the remaining available cash after establishment of cash reserves as defined in the Indenture will be used to make semi-annual prepayments of principal on the Senior Notes and five percent (5%) will be used for distributions to and/or repurchases of stock from common stockholders. However, the Indenture prohibits FINOVA from making distributions to and/or repurchases from stockholders if the payments would render the Company insolvent, would be a fraudulent conveyance or would not be permitted to be made under applicable law. Any such distribution and/or repurchase would be considered an impermissible restricted payment under the Indenture. Given the Company’s significant negative net worth and its belief that the Senior Notes will not be fully repaid, FINOVA is required to retain impermissible restricted payments until such time, if ever, that it is no longer restricted from making a distribution to its stockholders or until it is necessary to use the cash to satisfy its debt obligations. In conjunction with the prepayments of Senior Notes noted above, the Company retained a total of $57.8 million as of the first quarter of 2005. Retained amounts are segregated and reflected as restricted cash on the balance sheet.

The Indenture provides that if payment in full is made of the outstanding principal of the Senior Notes and payments are made to FINOVA common stockholders in an aggregate amount equal to 5.263% of the aggregate principal amount of the Senior Notes, ninety-five percent (95%) of any available cash will then be used to pay contingent interest to holders of Senior Notes in an aggregate amount of up to $91.2 million (reflecting Senior Notes that have been repurchased by the Company), and five percent (5%) of any remaining available cash will be used for distributions to and/or repurchases of stock from common stockholders, if those distributions can be made to stockholders, as noted above. Contingent interest payments will terminate in 2016. FINOVA’s obligation to make the contingent interest payments is not secured.

In August 2002, in accordance with the Company’s debt agreements, the Company’s Board of Directors, with Berkadia’s consent, approved the use of up to $300 million of cash to repurchase Senior Notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for Berkadia’s consent, FINOVA and Berkadia agreed that they would share equally in the “Net Interest Savings” resulting from any repurchase. Upon repayment in full of the Berkadia Loan, Berkadia ceased to have the right to receive any Net Interest Savings accruing after that repayment. The agreement between FINOVA and Berkadia was approved by the “Special Committee” of FINOVA’s Board of Directors, which is comprised solely of directors unaffiliated with Berkadia, Berkshire or Leucadia. During 2004 and 2003, payments to Berkadia for 50% of the Net Interest Savings from the repurchases totaled $2.0 million and $6.4 million, respectively. During 2003, the Company repurchased $100.0 million (face amount) of Senior Notes at a price of 49.875% or $49.9 million, plus accrued interest. Since August 2002, the Company has used $105.3 million of cash to repurchase Senior Notes.

THE FINOVA GROUP INC.

The Indenture permits FINOVA to use up to $150 million each year to repurchase Senior Notes. There can be no assurance that the Company will repurchase any additional Senor Notes or that additional Senior Notes will become available at acceptable prices.

Based on the Company’s current financial condition, it is highly unlikely that there will be funds available to fully repay the outstanding principal on the Senior Notes at maturity, pay the 5% distribution to common stockholders, or to make any contingent interest payments. The Company has a negative net worth of $534.7 million as of December 31, 2004 ($1.1 billion if the Senior Notes are considered at their principal amount due), the financial condition of many of its customers is weakened, impairing their ability to meet obligations to the Company, much of the Company’s portfolio of owned assets is not income producing and the Company is restricted from entering into new business activities or issuing new securities to generate substantial cash flow. Consequently, investing in the Senior Notes and common stock involves a high level of risk.

G.	Derivative Financial Instruments

At December 31, 2004, the Company did not have any significant derivative financial instruments, while at December 31, 2003, FINOVA had an outstanding liability of $3.4 million related to a guarantee of an interest rate conversion agreement issued in conjunction with the Company’s commercial equipment securitization. The conversion agreement was terminated in early 2004 and FINOVA paid $3.3 million in settlement of its obligation under agreement, pursuant to its guarantee.

H.	Pension and Other Benefits

The Company sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees. Benefits are based primarily on final average salary and years of service. The Company’s funding policy for the pension plan is to make at least the minimum annual contribution required by applicable regulations. The Company terminated the pension plan effective December 31, 2004. No pension benefits will accrue beyond December 31, 2004 and participant benefits under the plan fully vested and became non-forfeitable as of that date.

As of December 31, 2003, the Company terminated its postretirement health benefit plan, resulting in a $1.3 million reversal of the remaining liability and elimination of the plan in its entirety.

Obligations and Funded Status of the Pension Plan

At December 31,	2004	2003

Change in Projected Benefit Obligations:
Projected benefit obligation, beginning of year	$42,050	$38,595
Service cost	725	1,099
Interest cost	2,469	2,378
Actuarial loss	7,855	1,666
Benefits paid	(1,578)	(1,688)
Curtailment gain (1)	(5,006)

Projected benefit obligation, end of year (1)	46,515	42,050

Change in Plan Assets:
Fair value of plan assets, beginning of year	39,943	36,278
Actual return on plan assets (2)	537	353
Employer contributions (3)	3,000	5,000
Benefits paid	(1,578)	(1,688)

Fair value of plan assets, end of year	41,902	39,943

Funded status	(4,613)	(2,107)
Unrecognized net actuarial loss	16,494	13,088

Net amount recognized	$11,881	$10,981

THE FINOVA GROUP INC.

(1)	The Company’s projected benefit obligation for 2003 represents the actuarial present value of benefits taking into account assumptions regarding future salary increases. At December 31, 2004 and 2003, the accumulated benefit obligations, which were based on current and past compensation levels, totaled $46.5 million and $39.8 million, respectively. The unrecognized curtailment gain eliminates the effects of future salary increases from the projected benefit obligation due to the plan termination.

(2)	To reduce the volatility of invested plan assets, the Company transferred all plan assets to lower yielding, lower risk investments during 2002. See Pension Plan Assets below for a discussion of the Company’s investment strategy.

(3)	During 2004 and 2003, the Company funded discretionary contributions of $3.0 million and $5.0 million, respectively, to improve the plan’s funded status. The Company had no required minimum contribution in 2004 and 2003. The Company made an additional contribution in the first quarter of 2005 of $10.0 million to help close the funding deficiency and will make a final contribution, if necessary, in 2005 to fully fund the plan once the final costs of terminating the plan are determined.

Amounts Recognized in the Consolidated Balance Sheet at December 31:

	2004		2003

Prepaid benefit cost	$		$10,981
Accrued benefit liability		(4,613)
Accumulated other comprehensive loss		16,494

Net amount recognized		$11,881	$10,981

Additional information at December 31:

	2004	2003

Increase in minimum liability included in other comprehensive loss	$16,494	$—

Weighted Average Assumptions Used to Determine Projected Benefit Obligations at December 31:

	2004	2003

Discount rate	5.125%	6.00%
Rate of increase in future compensation levels	2.50%	2.50%

Pension Plan Assets

The Company’s pension plan assets at December 31, 2004 and 2003 were held entirely in a low yielding, low risk short-term investment grade money market fund containing a diversified blend of investment grade commercial paper, certificates of deposit and other low risk short-term investments.

The Company’s pension investment committee, after consultation with the Board of Directors, selected a short-term investment grade money market fund due to the unknown duration of the plan at the time and a primary goal of principal preservation. Longer term investments focusing on growth with a potential for principal exposure were not deemed appropriate upon evaluation of the duration of the plan, economic conditions and the Company’s financial circumstances.

Cash Flows

Estimated Future Benefit Payments

The Company expects to pay benefits payments totaling $55.0 million in 2005 and will make no subsequent payments as a result of the plan termination.

Contributions

The Board of Directors approved discretionary contributions, which are expected to be sufficient to fully fund and enable the plan to pay all of its obligations to each participant. The Company had no minimum funding requirement for its pension plan in 2004 and 2003. The

THE FINOVA GROUP INC.

Company made discretionary contributions of $3.0 million and $5.0 million in 2004 and 2003, respectively, to improve the funded status of the plan. The Company made an additional contribution in the first quarter of 2005 of $10.0 million to help close the funding deficiency and will make a final contribution, if necessary, in 2005 to fully fund the plan once the final costs of terminating the plan are determined.

Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2004	2003	2002

Pension benefits:
Service cost	$725	$1,099	$1,520
Interest cost	2,469	2,378	2,286
Expected return on plan assets	(1,331)	(2,496)	(2,278)
Recognized net actuarial loss	237	42	13

Total benefit cost	$2,100	$1,023	$1,541

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at December 31:

	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Expected long term rate of return on plan assets	3.00%	3.00%	6.00%
Rate of increase in future compensation levels	2.50%	2.75%	3.25%

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

I.	Income Taxes

The consolidated income tax expense consisted of the following for the periods ended:

	Year Ended December 31,
	2004	2003	2002

Current:
United States – State	$(144)	$(390)	$506
Foreign	28	226	549

	(116)	(164)	1,055

Deferred:
United States – State	144	390	(506)
Foreign	(28)	(226)	(605)

	116	164	(1,111)

Income tax expense	$—	$—	$(56)

During 2004, 2003 and 2002, FINOVA received net income tax refunds of $2.6 million, $41.7 million and $39.5 million, respectively.

THE FINOVA GROUP INC.

The federal statutory income tax rate applied to income before taxes is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes	(1.1)	(2.3)	(3.9)
Foreign tax effects	4.7	0.4	(1.0)
Valuation allowance	41.5	30.0	28.1
Municipal and ESOP income			0.6
Original issue discount	(10.2)	7.0	11.2
Other	0.1	(0.1)	(0.1)

Expense for income taxes	—%	—%	(0.1)%

The significant components of deferred tax liabilities and deferred tax assets at December 31, consisted of the following:

	2004	2003

Deferred tax liabilities:
Deferred income from leveraged leases	$119,373	$270,206
Basis difference in debt	42,617
Deferred income from lease financing		562
Other		2,211

Gross deferred tax liability	161,990	272,979

Deferred tax assets:
Deferred expenses/losses from lease financing	44,058
Reserve for credit losses	88,692	159,238
Goodwill	5,620	6,498
Alternative minimum tax	5,283	5,283
Net operating loss carryforward	425,557	351,700
Basis difference in loans and investments	46,888	119,268
Basis difference in debt		30,268
Basis difference in owned assets	59,058	112,061
Accrued expenses	3,184	10,301
Other	4,207	2,040

Gross deferred tax asset	682,547	796,657
Valuation allowance	(523,299)	(527,728)

Net deferred tax asset	159,248	268,929

Net deferred tax liability	$2,742	$4,050

The effective income tax rates for the years ended December 31, 2004, 2003 and 2002, were 0.0%, 0.0% and 0.1%, respectively. The low rates were due to the expectation that the Company would not be able to utilize all of the deferred tax assets to reduce federal or state tax liabilities in future years. During 2004 and 2003, the valuation allowance decreased by $4.4 million and $69.1 million, respectively, primarily due to the utilization of deferred tax assets. The reasons the Company may not be able to utilize all the deferred tax assets include a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns, uncertainty about the amount of future earnings, and uncertainty about the timing of the reversal of deferred tax liabilities.

Based on available data, management has concluded that a change in ownership, as defined in Internal Revenue Code Section 382, occurred on the effective date of the Plan. Ordinarily, an ownership change under Section 382 would result in a significant limitation on the Company’s ability to utilize net operating loss (“NOL”) carryforwards and built in losses following the ownership change. However, pursuant to the “Section 382(I)(5) bankruptcy exception,” provided the Company’s reorganization resulted in ownership of 50% or more of the Company’s stock by qualifying creditors and pre-change stockholders, the general limitations imposed by Section 382 will not apply. As of December 31, 2004 and 2003, the Company had federal NOL carryforwards of $1.1 billion and $851.6 million, respectively, none of which expire prior to 2009.

THE FINOVA GROUP INC.

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

J.	Stockholders’ Equity

In August 2001, FINOVA issued 61,020,581 shares of common stock to Berkadia, representing 50% of FINOVA’s outstanding shares after giving effect to implementation of the Plan. At December 31, 2004, 2003 and 2002, FINOVA had approximately 125,873,000 shares of common stock issued with approximately 122,041,000 shares of common stock outstanding. The Company has 400,000,000 shares of common stock authorized.

FINOVA has 200,000,000 shares of one cent ($0.01) per share par value preferred stock authorized, none of which was issued at December 31, 2004. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series.

K.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability Adjustment		Foreign Currency Translation	Net Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2002	$		$(2,919)	$6,999	$4,080
Change during 2002			2,786	(10,743)	(7,957)

Balance, December 31, 2002			(133)	(3,744)	(3,877)
Change during 2003			(313)	7,179	6,866

Balance, December 31, 2003			(446)	3,435	2,989
Change during 2004		(16,494)	(113)	(2,220)	(18,827)

Balance, December 31, 2004		$(16,494)	$(559)	$1,215	$(15,838)

The balances were not tax affected in 2004, 2003 and 2002 due to the Company’s current tax position, which includes substantial net operating loss carryforwards (see Note I “Income Taxes”).

THE FINOVA GROUP INC.

L.	General and Administrative Expenses

The following represents a summary of the major components of general and administrative expenses for the periods ended:

	Year Ended December 31,
	2004	%	2003	%	2002	%

Salaries and employee benefits	$30,948	68.8%	$31,914	45.2%	$60,912	56.2%
Other operating expenses	5,279	11.7%	5,413	7.6%	16,935	15.6%
Professional services	4,184	9.3%	24,597	34.8%	17,600	16.2%
Occupancy expenses	2,397	5.3%	4,921	7.0%	6,728	6.2%
Depreciation and amortization	1,298	2.9%	2,784	3.9%	3,621	3.4%
Travel costs	889	2.0%	1,044	1.5%	2,611	2.4%

Total general and administrative expenses	$44,995	100.0%	$70,673	100.0%	$108,407	100.0%

M.	Operating Leases

The Company leases various office properties under operating lease contracts expiring through 2011. As discussed in Note N “Costs Associated with Exit or Disposal Activities,” FINOVA has multiple office leases that it has ceased using or terminated. The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of the lease. As of December 31, 2004 and 2003, the Company had a liability for terminated leases and office space it has ceased using totaling $2.6 million and $4.9 million, respectively, which is net of sublease rentals, where applicable.

The table below details total minimum future rental payments under operating leases still in place as of December 31, 2004:

2005	$3,927
2006	1,916
2007	1,242
2008	1,242
2009	1,242
Thereafter	2,029

Total minimum future rental payments	$11,598

Total minimum future rental payments have not been reduced by $4.8 million of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense net of sublease rentals was $2.4 million, $4.9 million and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease rentals were $0.9 million for the year ended December 31, 2002. Rent expense for the years ended December 31, 2004 and 2003 does not include rent payments and sublease rentals netted against a liability established in accordance with the provisions of SFAS No. 146, for future rentals (net of anticipated sublease rentals) on office space the Company is no longer using.

N.	Costs Associated with Exit or Disposal Activities

As a result of the sale of assets, the reduction in workforce and the overall contraction of the Company, FINOVA is currently incurring one-time termination benefits, including severance costs and contract termination costs.

THE FINOVA GROUP INC.

Severance Costs

Employees are entitled to severance benefits under certain circumstances. In accordance with SFAS No. 146, the Company recognizes the liability for termination benefits ratably over the employee’s remaining service period. The liability is measured on the date the employee received notice based on the fair value of the liability as of the termination date, using a credit-adjusted risk-free rate.

	2004	2003

Balance, beginning of year	$3,415	$8,878
Payments	(4,064)	(5,990)
Net additions	4,901	527

Balance, end of year	$4,252	$3,415

As of December 31, 2004 and 2003, FINOVA’s severance liability covered approximately 40 and 52 individuals, respectively, at various levels throughout the Company, including staff and management. The liability is recorded in the accounts payable and accrued expenses line item of the balance sheet. In the first quarter of 2005, the Company communicated additional and accelerated staff reductions to its employees, which are designed to more closely align FINOVA’s operating costs with the size of the remaining portfolio. The Company had accrued for $2.1 million of these reductions as of December 31, 2004, and the remainder of the $6.4 million estimated termination benefits will be expensed during 2005 along with additional accruals related to individuals with termination dates subsequent to 2005.

Contract Termination Costs

In accordance with SFAS No. 146, a liability is recognized and measured at fair value for costs to terminate an operating lease or other contract upon termination and for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company, when the Company ceases using the right conveyed by the contract. As a result of the sale of assets and the reduction in the number of employees, FINOVA has multiple office leases that it has ceased using or terminated (rejected in bankruptcy). The Company continues to incur costs under these operating lease contracts without receiving economic benefit or has negotiated termination costs in conjunction with the renegotiation of certain leases, including its principal executive office in Scottsdale, Arizona, which had been rejected during bankruptcy.

	2004	2003

Balance, beginning of year	$4,926	$9,581
Payments	(2,353)	(6,487)
Net additions		1,832

Balance, end of year	$2,573	$4,926

As of December 31, 2004 and 2003, the Company had a total liability for terminated leases and office space it has ceased using of $2.6 million and $4.9 million, respectively, which is reflected in the accounts payable and accrued expenses line item of the balance sheet. The fair value of the liability was determined by discounting, at a credit-adjusted risk-free rate, the remaining lease payments offset by estimated sublease rentals. The net decrease during 2004 and 2003 was due to the payment of scheduled lease rentals (net of sublease income) and termination costs, partially offset by accruals related to additional idle office space.

O.	Litigation and Claims

Legal Proceedings

FINOVA is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive, or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings, or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability from its legal proceedings should not materially affect FINOVA’s financial position, results of operations or cash flows. The following matters could have a material adverse impact on FINOVA’s financial position, results of operations or cash flow.

THE FINOVA GROUP INC.

If any legal proceedings result in a significant adverse judgment against the Company, which is not anticipated, it is unlikely that FINOVA would be able to satisfy that liability due to its financial condition. As previously noted, due to the Company’s financial condition, it does not expect that it can satisfy all of its secured debt obligations at maturity. Attempts to collect on those judgments could lead to future reorganization proceedings of either a voluntary or involuntary nature.

Litigation Related to Loans to The Thaxton Group Inc. and Related Companies

Between October 17, 2003, and January 13, 2004, FINOVA Capital Corporation was served with and named as a defendant (with other parties) in five lawsuits that relate to its loan to The Thaxton Group Inc. and several related entities (collectively the “Thaxton Entities”). Under its loan agreement, FINOVA has a senior secured loan to the Thaxton Entities of approximately $108 million at December 31, 2004. The Thaxton Entities were declared in default under their loan agreement with FINOVA after they advised FINOVA that they would have to restate earnings for the first two fiscal quarters of 2003, and had suspended payments on their subordinated notes. As a result of the default, FINOVA exercised its rights under the loan agreement, and accelerated the indebtedness. The Thaxton Entities then filed a petition for bankruptcy protection under chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware on October 17, 2003, listing assets of approximately $206 million and debts of $242 million.

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

The second Thaxton-related complaint, captioned Tom Moore, Anna Nunnery, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. 8:03-372413 (“Moore”), was filed in the United States District Court for the District of South Carolina on November 25, 2003, and was served on FINOVA on December 2, 2003. The third complaint, captioned Sam Jones Wood and Kathy Annette Wood, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, (“Wood”) was filed in the Superior Court for Gwinnett County, Georgia, case no. 03-A13343-B, and was served on FINOVA on December 9, 2003. FINOVA properly removed the Wood action to the United States District Court for the Northern District of Georgia (Atlanta Division) on January 5, 2004. The fourth complaint, captioned Grant Hall and Ruth Ann Hall, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case no. 03CVS20572, (“Hall”) was filed in the Mecklenberg County, North Carolina, Superior Court, and was also served on FINOVA on December 9, 2003. FINOVA properly removed the Hall action to the United States District Court for the Western District of North Carolina (Charlotte Division) on January 5, 2004. The fifth complaint, captioned Charles Shope, et al., v. FINOVA Capital Corporation, Moore & Van Allen PLLC, and Cherry, Bekaert & Holland LLP, case No. C 204022 (“Shope”), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, and was served on FINOVA on January 13, 2004.

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

Upon motion by FINOVA to the United States Judicial Panel for MultiDistrict Litigation (Docket 1612), all five Thaxton-related actions were transferred on June 18, 2004 to the United States District Court for the District of South Carolina for coordinated pre-trial proceedings (the “MDL Litigation”).

Thaxton had approximately 6,800 holders of its subordinated notes issued in several states, with a total subordinated indebtedness of approximately $122 million. Thaxton’s unsecured creditors’ committee has also filed an action in the Thaxton bankruptcy against FINOVA, seeking to set aside FINOVA’s liens and payments collected due to alleged securities fraud, violations of banking regulations, preference payments and similar claims. The Company believes all the claims against FINOVA are without merit. FINOVA intends to vigorously defend the claims asserted against it in the MDL Litigation and by the creditors committee, and to protect its senior secured position in the bankruptcy proceedings for the Thaxton Entities.

FINOVA was also recently sued by the trustee of the Thaxton Life Partners Inc. (“TLP”) bankruptcy proceedings, also pending in U.S. Bankruptcy court for the district of Delaware, case is 04-13005, for the return of a $4 million payment made by TLP to FINOVA. That complaint alleges the payment was a fraudulent transfer. FINOVA is investigating this complaint and intends to defend this matter in connection with its defense of the other Thaxton-related matters noted above.

THE FINOVA GROUP INC.

P.	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of FINOVA’s financial instruments for the years ended December 31, are as follows:

	2004			2003
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value

Balance Sheet - Financial Instruments:
Loans and other financing contracts	$416,695	(1)	$375,320	$1,309,605	(1)	$1,256,954
Berkadia Loan				525,000		525,000
Senior Notes	1,586,957		1,061,635	2,338,791		1,825,289

(1)	Carrying amount before reserves.

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

Berkadia Loan. The Company fully repaid the Berkadia Loan in February 2004. At December 31, 2003, the Company believed the fair value of the Berkadia Loan (private placement) was equal to its carrying value of $525.0 million. The Berkadia Loan had a first priority lien on substantially all of FINOVA’s assets, including substantially all of its subsidiaries, and as a result, was secured by $1.6 billion of collateral in excess of its loan balance at December 31, 2003.

Senior Notes. The Senior Notes are publicly traded securities and their fair value was determined by quoted market prices obtained as of December 31, 2004 and 2003. At December 31, 2004, the fair value of the Senior Notes was $1.1 billion compared to their carrying amount of $1.6 billion. At December 31, 2003, the fair value of the Senior Notes was $1.8 billion compared to their carrying amount of $2.3 billion. The carrying amount of the Senior Notes was net of unamortized fresh-start discount of $579.6 million and $629.1 million at December 31, 2004 and 2003, respectively.

The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair values, the values presented have not been updated since December 31, 2004. Therefore, subsequent estimates of fair value may differ from the amounts presented herein.

THE FINOVA GROUP INC.

Q.	Related Party

In conjunction with its emergence from bankruptcy, Berkadia LLC, an entity jointly owned by Berkshire Hathaway Inc. (“Berkshire”) and Leucadia National Corporation (“Leucadia”), loaned $5.6 billion to FINOVA Capital on a senior secured basis). The proceeds of the Berkadia Loan, together with cash on hand and the issuance by FINOVA of approximately $3.25 billion aggregate principal amount of the Senior Notes were used to restructure the Company’s debt. In addition, FINOVA issued Berkadia 61,020,581 shares of common stock, representing 50% of FINOVA’s shares outstanding after giving effect to the implementation of the Plan. During the first quarter of 2004, FINOVA fully repaid its loan from Berkadia. The Berkadia loan was scheduled to mature in 2006, but was repaid earlier due to sooner-than-expected collections from FINOVA’s liquidating portfolio.

In connection with its reorganization, FINOVA’s Board of Directors was reconstituted and is currently comprised of four directors designated by Berkadia, two prior directors of FINOVA and one director designated by the creditor’s committee. The Berkadia designated directors are Ian M. Cumming, Joseph S. Steinberg, R. Gregory Morgan and Thomas E. Mara; the continuing FINOVA directors are G. Robert Durham and Kenneth R. Smith; and Thomas F. Boland was designated by the creditor’s committee. All directors are subject to reelection annually by the stockholders, without regard to their original designation, except that the Board of Directors is required to renominate Mr. Boland or another director designated by holders of the Senior Notes as long as the outstanding balance of the Senior Notes is greater than $500 million.

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

Certain members of the Board of Directors have a relationship with Leucadia, Berkshire or the Company’s creditors. The table below summarizes the background of the directors that have some form of related party relationship:

Name	Position and Background
Ian M. Cumming	Chairman of the Board of FINOVA. Director and Chairman of the Board of Leucadia National Corporation since June 1978.

Joseph S. Steinberg	Director and President of FINOVA. Director of Leucadia National Corporation since December 1978 and President of Leucadia National Corporation since 1979.

Thomas E. Mara	Director and Chief Executive Officer of FINOVA. Executive Vice President of Leucadia since 1980 and Treasurer of Leucadia since 1993.

R. Gregory Morgan	Director of FINOVA. Former partner in the law firm of Munger, Tolles & Olson LLP, counsel to Berkshire, where he practiced from 1981 to December 2004.

G. Robert Durham	Director of FINOVA since 1992 and Chairman in 2001. Director of MK Gold Company, a wholly-owned subsidiary of Leucadia.

Thomas F. Boland	Director of FINOVA originally designated by the Official Committee of Creditors. Managing Director of Seneca Financial Group, Inc. since 2001.

THE FINOVA GROUP INC.

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following represents the condensed quarterly results for the periods ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004:
Total revenues	$74,118	$64,894	$36,124	$40,337
Interest margin	2,926	(6,983)	(30,198)	(17,709)
Total other revenues and (expenses)	43,148	21,973	53,268	65,588
Net income	46,074	14,990	23,070	47,879
Basic/diluted earnings per share	0.38	0.12	0.19	0.39

2003:
Total revenues	$80,711	$79,345	$90,911	$114,694
Interest margin	(11,157)	(8,708)	8,230	37,429
Total other revenues and (expenses)	23,911	80,922	66,951	58,535
Net income	12,754	72,214	75,181	95,964
Basic/diluted earnings per share	0.10	0.59	0.62	0.79