Form 10-Q
period 2005-03-31
LEUCADIA NATIONAL CORP
filed 2005-05-10
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at April 29, 2005: 107,625,828.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Dollars in thousands, except par value)


                                                                                            March 31,           December 31,
                                                                                              2005                  2004
                                                                                           ---------            -----------
                                                                                          (Unaudited)

ASSETS
------
Current assets:
   Cash and cash equivalents                                                              $   693,603          $   486,948
   Investments                                                                                953,475            1,106,322
   Trade, notes and other receivables, net                                                    346,090              414,552
   Prepaids and other current assets                                                           53,777               52,127
                                                                                          -----------          -----------
       Total current assets                                                                 2,046,945            2,059,949
Non-current investments                                                                       698,408              726,782
Notes and other receivables, net                                                               13,886               16,906
Other assets                                                                                  221,348              203,096
Property, equipment and leasehold improvements, net                                         1,321,645            1,332,876
Investments in associated companies                                                           455,029              460,794
                                                                                          -----------          -----------
           Total                                                                          $ 4,757,261          $ 4,800,403
                                                                                          ===========          ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                    $   402,289          $   407,350
   Deferred revenue                                                                            51,548               52,632
   Other current liabilities                                                                   88,641               94,956
   Customer banking deposits due within one year                                               16,463               18,472
   Debt due within one year                                                                    71,284               68,237
   Income taxes payable                                                                        14,204               17,690
                                                                                          -----------          -----------
       Total current liabilities                                                              644,429              659,337
Long-term deferred revenue                                                                    162,633              161,206
Other non-current liabilities                                                                 205,603              213,309
Non-current customer banking deposits                                                           5,471                6,119
Long-term debt                                                                              1,480,509            1,483,504
                                                                                          -----------          -----------
       Total liabilities                                                                    2,498,645            2,523,475
                                                                                          -----------          -----------

Commitments and contingencies

Minority interest                                                                              17,801               18,275
                                                                                          -----------          -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 150,000,000 shares;
   107,613,828 and 107,600,403 shares issued and outstanding, after deducting
   42,386,172 and 42,399,597 shares held in treasury                                          107,614              107,600
Additional paid-in capital                                                                    598,712              598,504
Accumulated other comprehensive income                                                        115,465              136,138
Retained earnings                                                                           1,419,024            1,416,411
                                                                                          -----------          -----------
       Total shareholders' equity                                                           2,240,815            2,258,653
                                                                                          -----------          -----------

           Total                                                                          $ 4,757,261          $ 4,800,403
                                                                                          ===========          ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2005 and 2004
(In thousands, except per share amounts)
(Unaudited)


                                                                                             2005                2004
                                                                                             ----                ----

Revenues and Other Income:
   Telecommunications                                                                     $ 421,495          $ 380,979
   Healthcare                                                                                67,438             63,227
   Manufacturing                                                                             20,874             13,382
   Finance                                                                                      101              8,485
   Investment and other income                                                               50,822             34,385
   Net securities gains                                                                          55              9,272
                                                                                          ---------          ---------
                                                                                            560,785            509,730
                                                                                          ---------          ---------
Expenses:
   Cost of sales:
      Telecommunications                                                                    303,019            286,777
      Healthcare                                                                             56,464             51,786
      Manufacturing                                                                          14,709              9,696
   Interest                                                                                  24,809             20,870
   Salaries                                                                                  44,767             43,140
   Depreciation and amortization                                                             46,516             62,600
   Selling, general and other expenses                                                       78,412             70,055
                                                                                          ---------          ---------
                                                                                            568,696            544,924
                                                                                          ---------          ---------
       Loss from continuing operations before income taxes and equity
         in income of associated companies                                                   (7,911)           (35,194)
Income taxes                                                                                    624                258
                                                                                          ---------          ---------
       Loss from continuing operations before equity in income of
         associated companies                                                                (8,535)           (35,452)
Equity in income of associated companies, net of taxes                                       11,148             23,981
                                                                                          ---------          ---------
       Income (loss) from continuing operations                                               2,613            (11,471)
Loss from discontinued operations, net of taxes                                                 --                (481)
                                                                                          ---------          ---------
       Net income (loss)                                                                  $   2,613          $ (11,952)
                                                                                          =========          =========

Basic earnings (loss) per common share:
       Income (loss) from continuing operations                                               $ .02              $(.11)
       Loss from discontinued operations                                                       --                  --
                                                                                              -----              -----
           Net income (loss)                                                                  $ .02              $(.11)
                                                                                              =====              =====

Diluted earnings (loss) per common share:
       Income (loss) from continuing operations                                               $ .02              $(.11)
       Loss from discontinued operations                                                        --                 --
                                                                                              -----              -----
           Net income (loss)                                                                  $ .02              $(.11)
                                                                                              =====              =====






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(In thousands)
(Unaudited)

                                                                                                  2005             2004
                                                                                                  ----             ----

Net cash flows from operating activities:
Net income (loss)                                                                              $   2,613       $ (11,952)
Adjustments to reconcile net income (loss) to net cash provided by operations:
   Depreciation and amortization of property, equipment and leasehold improvements                48,410          64,434
   Other amortization                                                                               (187)            683
   Provision for doubtful accounts                                                                 1,715             982
   Net securities gains                                                                              (55)         (9,272)
   Equity in income of associated companies, net of taxes                                        (11,148)        (23,981)
   Distributions from associated companies                                                        16,323          20,382
   Gain on disposal of real estate, property and equipment, and other assets                     (17,045)        (10,429)
   Investments classified as trading, net                                                        (17,189)          8,371
   Net change in:
      Trade, notes and other receivables                                                          70,174          29,610
      Prepaids and other assets                                                                   (4,430)         (4,689)
      Trade payables and expense accruals                                                        (18,161)        (27,432)
      Other liabilities                                                                           (3,980)         21,878
      Deferred revenue                                                                               343          (6,562)
      Income taxes payable                                                                        (3,486)          2,661
   Other                                                                                          (1,347)            672
                                                                                               ---------       ---------
   Net cash provided by operating activities                                                      62,550          55,356
                                                                                               ---------       ---------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (35,516)        (18,182)
Acquisitions of and capital expenditures for real estate investments                              (2,898)         (2,839)
Proceeds from disposals of real estate, property and equipment, and other assets                  21,650          17,055
Principal collections on loan receivables                                                            433          29,093
Acquisition of NSW                                                                               (26,791)          --
Advances on notes receivables                                                                       (100)          --
Collections on notes receivables                                                                     416          26,462
Investments in associated companies                                                               (2,284)        (51,000)
Purchases of investments (other than short-term)                                                (561,317)       (287,498)
Proceeds from maturities of investments                                                          426,917         185,060
Proceeds from sales of investments                                                               326,950         205,730
                                                                                               ---------       ---------
   Net cash provided by investing activities                                                     147,460         103,881
                                                                                               ---------       ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                           (2,647)        (26,342)
Issuance of long-term debt                                                                         2,969            --
Reduction of long-term debt                                                                       (2,820)         (2,682)
Issuance of common shares                                                                            222           1,224
                                                                                               ---------       ---------
   Net cash used for financing activities                                                         (2,276)        (27,800)
                                                                                               ---------       ---------
Effect of foreign exchange rate changes on cash                                                   (1,079)            (31)
                                                                                               ---------       ---------
   Net increase in cash and cash equivalents                                                     206,655         131,406
Cash and cash equivalents at January 1,                                                          486,948         214,390
                                                                                               ---------       ---------
Cash and cash equivalents at March 31,                                                         $ 693,603       $ 345,796
                                                                                               =========       =========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2005 and 2004
(In thousands, except par value)
(Unaudited)


                                                     Common                      Accumulated
                                                     Shares      Additional        Other
                                                    $1 Par        Paid-In       Comprehensive     Retained
                                                     Value        Capital       Income (Loss)     Earnings         Total
                                                     -----        -------       -------------     --------         -----


Balance, January 1, 2004                            $106,235      $577,863        $152,251       $1,297,812      $2,134,161
                                                                                                                 ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
    investments, net of taxes of $0                                                 22,235                           22,235
   Net change in unrealized foreign exchange
    gain (loss), net of taxes of $0                                                 (1,029)                          (1,029)
   Net change in unrealized gain (loss) on
    derivative instruments, net of taxes of $0                                         588                              588
   Net loss                                                                                         (11,952)        (11,952)
                                                                                                                 ----------
    Comprehensive income                                                                                              9,842
                                                                                                                 ----------
Exercise of options to purchase common shares             72         1,152                                            1,224
                                                    --------      --------        --------       ----------      ----------

Balance, March 31, 2004                             $106,307      $579,015        $174,045       $1,285,860      $2,145,227
                                                    ========      ========        ========       ==========      ==========

Balance, January 1, 2005                            $107,600      $598,504        $136,138       $1,416,411      $2,258,653
                                                                                                                 ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on
     investments, net of taxes $0                                                  (16,537)                         (16,537)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                (5,087)                          (5,087)
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $0                                        951                              951
   Net income                                                                                         2,613           2,613
                                                                                                                 ----------
     Comprehensive loss                                                                                             (18,060)
                                                                                                                 ----------
Exercise of options to purchase common shares             14           208                                              222
                                                    --------      --------        --------       ----------      ----------

Balance, March 31, 2005                             $107,614      $598,712        $115,465       $1,419,024      $2,240,815
                                                    ========      ========        ========       ==========      ==========










             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2004, which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2004 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2004 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's results of operations would not have been materially different from that reported.

     In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

     In March  2005,  the  Financial  Accounting  Standards  Board  issued  FASB
     Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements, but does not expect that the impact will be material.

     Certain amounts for prior periods have been reclassified to reflect as discontinued operations a commercial real estate property and the Company's geothermal power business, which were sold during the fourth quarter of 2004.

2. In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

     As more  fully  described  in the 2004  10-K,  on  January  31,  2005,  SBC
     Communications Inc. ("SBC") announced that it would buy AT&T Corp., and announced its intention to migrate the services provided by WilTel to the AT&T network. Since SBC is WilTel's largest customer, accounting for 70% of the Network segment's 2005 telecommunications revenues, the Company concluded that the SBC announcement is an event which requires the Company to assess the carrying value of WilTel's long-lived assets for impairment, principally property and equipment. Since the event which gave rise to the impairment review occurred on January 31, 2005, and is not reflective of a condition that existed as of December 31, 2004, the assessment of impairment was performed as part of the preparation of the Company's financial statements for the first quarter of 2005. Based on the assumptions described below, the Company concluded that an impairment charge was not required for the first quarter of 2005.

     The Company determined that WilTel's fiber optic communications network is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group is primarily composed of fiber optic cable, conduit, rights of way, optronics and certain buildings and related improvements. These assets are used together to generate joint cash flows. The Company has determined that the primary asset of the group is fiber optic cable, which has a remaining weighted average useful life of 16 years. The fiber optic cable is considered to be the primary asset of the group as it is the most significant component of the group, the principal asset from which the asset group derives its cash flow generating capacity, would cost the most to replace and without which most of the assets in the group would not have been acquired. The determination of the primary asset of the asset group is significant because estimated cash flows used to test for recoverability are based on the estimated remaining useful life of the primary asset. The carrying value of the asset group that was tested for impairment was approximately $920,000,000.

     The Company utilized WilTel's internal estimates of future cash flows from all of its customers over the remaining useful life of the primary asset. These assumptions reflect estimated future operating results and consider all relevant facts and circumstances. The economics and term of WilTel's future relationship with SBC are the most significant assumptions in the analysis. These assumptions are based upon the best information available, although WilTel does not know with certainty when SBC will receive regulatory approval to acquire AT&T and following such approval how long it will take to transition SBC's traffic to the AT&T network. Negotiations are ongoing with SBC to enter into a new contract for this period and to settle all outstanding matters between SBC and WilTel. No agreement has been reached as to the term of such an agreement or the revenue that such an agreement might generate and over what period of time. In the event no agreement is reached, WilTel will continue to provide SBC services according to the terms of its existing contract. If the actual amount of revenues and cash flows to be received from SBC are less than the Company's current assumptions, the Company would have to reconsider its impairment analysis and may then conclude that this asset group is impaired.

     WilTel and SBC have agreed to use a fixed price for voice transport services (the substantial majority of WilTel's SBC generated revenue) through May 31, 2005. As discussed above, WilTel is currently engaged in negotiations with SBC with respect to a transition pricing agreement and other matters that will enable WilTel to continue to provide services to SBC beyond May 31, 2005. If the parties fail to reach agreement on pricing, any disputes as to pricing methodology are to be resolved through binding arbitration.

     SBC's announcement is considered an event which could reasonably be expected to have a "material adverse effect" as defined in WilTel's amended credit facility, and while WilTel can no longer access its $25,000,000 revolving credit facility it has no impact on the $358,700,000 of term loans under the agreement. However, the credit agreement provides for an event of default if there is any amendment, supplement, modification or termination of any WilTel contract or agreement that has had or could reasonably be expected to result in a material adverse effect on WilTel (as defined in the credit agreement). If WilTel's current negotiations with SBC with respect to a transition pricing agreement and other matters are successfully concluded, it may or may not be deemed an event of default under the WilTel credit agreement. WilTel intends to enter into discussions with its lenders before entering into any new definitive agreement with SBC.

3. Results of operations for the Company's segments are reflected from the date of acquisition. Except for the telecommunications segments of WilTel, the primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

     The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable GAAP measure, which is used for all other reportable segments, for the first quarter of 2005 and 2004 (in thousands):

                                                                                    2005                        2004
                                                                        -----------------------      ------------------------
                                                                         Network          Vyvx          Network         Vyvx
                                                                         -------          ----          -------         ----

     Segment profit from operations (1) (2)                             $  48,839    $  7,002        $  14,459      $  6,351
     Depreciation and amortization expense                                (41,096)     (1,132)         (54,545)       (2,288)
     Interest expense, net of investment income (3) (4)                    (5,257)      1,219           (6,555)         (556)
     Other non-operating income (expense), net (3) (5)                       (243)        (24)           3,004            20
                                                                        ---------    --------        ---------      --------
     Income (loss) from continuing operations before income taxes
        and equity in income of associated companies                    $   2,243    $  7,065        $ (43,637)     $  3,527
                                                                        =========    ========        =========      ========

     (1)  See note (c) to segment information below.
     (2) For Network in 2005, includes gains of $12,600,000 from sales of operating assets, principally undersea cable assets.
     (3) If items in these categories cannot be directly attributed to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
     (4) For Vyvx in 2005, includes a bankruptcy claim distribution of $1,600,000 received for a security with no book value.
     (5) For the 2004 period, includes a pre-tax gain of $2,800,000 related to cash and securities received in excess of the book value of secured claims in a customer's bankruptcy.

     Certain information concerning the Company's segments for the three month periods ended March 31, 2005 and 2004 is presented in the following table.

                                                                                      2005              2004
                                                                                      ----              ----
                                                                                         (In thousands)
     Revenues and other income (a):
        Network (b)                                                              $  413,082            $ 362,175
        Vyvx                                                                         30,588               27,963
        Healthcare Services                                                          67,878               63,247
        Banking and Lending                                                           1,398                8,707
        Manufacturing                                                                21,023               13,401
        Domestic Real Estate                                                          9,454               16,357
        Other Operations                                                              6,496                7,639
        Corporate                                                                    15,046               14,732
        Intersegment elimination (c)                                                 (4,180)              (4,491)
                                                                                 ----------           ----------
            Total consolidated revenues and other income                         $  560,785           $  509,730
                                                                                 ==========           ==========


                                                                                      2005              2004
                                                                                      ----              ----
     Income (loss) from continuing operations before income taxes and equity in income of associated companies:
        Network (c)                                                              $    2,243           $  (43,637)
        Vyvx (c)                                                                      7,065                3,527
        Healthcare Services                                                           1,356                2,383
        Banking and Lending                                                              (1)               5,314
        Manufacturing                                                                 2,348                  926
        Domestic Real Estate                                                           (588)               7,895
        Other Operations                                                             (2,719)                 153
        Corporate                                                                   (17,615)             (11,755)
                                                                                 ----------           ----------
            Total consolidated loss from continuing operations
              before income taxes and equity in income
              of associated companies                                            $   (7,911)          $  (35,194)
                                                                                 ==========           ==========

     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     (b)  For the three month  periods  ended March 31, 2005 and 2004,  includes
          services   provided   to  SBC  of   $279,100,000   and   $238,400,000,
          respectively.

     (c) Eliminates intersegment revenues billed from Network to Vyvx. However, the intersegment revenues are included in the calculation to determine segment profit from operations and income (loss) from continuing operations for each of Network and Vyvx.

     For the three month periods ended March 31, 2005 and 2004, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $49,700,000 and $65,300,000, respectively; such amounts are primarily comprised of Corporate ($2,600,000 and $3,300,000, respectively), and amounts related to WilTel's segments, which are disclosed above. Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended March 31, 2005 and 2004, income (loss) from continuing operations has been reduced by interest expense of $24,800,000 and $20,900,000, respectively; such amounts are primarily comprised of Corporate ($15,600,000 and $10,100,000, respectively), banking and lending ($400,000 and $1,100,000, respectively) and amounts related to WilTel's segments ($7,400,000 and $8,500,000, respectively). Interest expense for other segments is not material.

4. The following tables provide summarized data with respect to significant investments in associated companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2005 (in thousands).


                                                                                                     March 31,        March 31,
                                                                                                       2005             2004
                                                                                                  ------------     ------------

     Olympus Re Holdings, Ltd.:
         Total revenues                                                                           $   128,600      $   134,100
         Income from continuing operations before extraordinary items                                  35,700           50,300
         Net income                                                                                    35,700           50,300
         The Company's equity in net income                                                             7,100            8,300

     EagleRock Capital Partners (QP), LP:
         Total revenues                                                                           $    (6,100)     $     5,300
         Income (loss) from continuing operations before extraordinary items                           (6,500)           5,100
         Net income (loss)                                                                             (6,500)           5,100
         The Company's equity in net income (loss)                                                     (4,900)           4,300

     Jefferies Partners Opportunity Fund II, LLC:
         Total revenues                                                                           $    10,400      $     7,000
         Income from continuing operations before extraordinary items                                   9,600            6,400
         Net income                                                                                     9,600            6,400
         The Company's equity in net income                                                             6,400            4,400


5. A summary of investments at March 31, 2005 and December 31, 2004 is as follows (in thousands):

                                                                         March 31, 2005                     December 31, 2004
                                                                --------------------------------     ------------------------------
                                                                                Carrying Value                     Carrying Value
                                                                 Amortized       and Estimated       Amortized      and Estimated
                                                                   Cost           Fair Value           Cost         Fair Value
                                                                   ----           ----------           ----         ----------

     Current Investments:
        Investments available for sale                           $ 768,437        $  767,260        $  939,175       $   939,313
        Trading securities                                         172,446           180,054           148,602           159,616
        Other investments, including accrued interest income         6,161             6,161             7,393             7,393
                                                                 ---------        ----------        ----------       -----------
            Total current investments                            $ 947,044        $  953,475        $1,095,170       $1,106,322
                                                                 =========        ==========        ==========       ==========

     Non-current Investments:
        Investments available for sale                           $ 418,299        $  647,674        $  432,207       $   676,051
        Other investments                                           50,734            50,734            50,731            50,731
                                                                 ---------        ----------        ----------       -----------
            Total non-current investments                        $ 469,033        $  698,408        $  482,938       $   726,782
                                                                 =========        ==========        ==========       ===========


6. A summary of intangible assets (which are included in other assets in the consolidated balance sheets) at March 31, 2005 and December 31, 2004 is as follows (in thousands):


                                                                                        March 31,       December 31,
                                                                                         2005              2004
                                                                                       -----------      -----------

     Customer relationships, net of accumulated amortization of $716 and $491          $  7,317          $ 1,472
     Trademarks and tradename, net of accumulated amortization of $13                     1,447              --
     Patents, net of accumulated amortization of $25                                      2,305              --
     Other intangible assets, net of accumulated amortization of $12                        348              --
                                                                                        -------          -------
                                                                                        $11,417          $ 1,472
                                                                                        =======          =======

     The customer relationship intangible assets relate to acquisitions made by the manufacturing segment during 2004 and 2005, and are being amortized on a straight-line basis over their average useful lives. In February 2005, the manufacturing segment acquired the assets of NSW, LLC U.S. ("NSW") for a purchase price of approximately $26,800,000, subject to working capital adjustments, and recorded an aggregate of $10,200,000 of intangible assets and $8,300,000 of goodwill. The NSW intangible assets will be amortized on a straight-line basis over the following average useful lives: customer relationships - 16 years, trademarks and tradename - 19 years, patents - 15 years and other intangible assets - 5 years.

     The pro forma effect of the NSW acquisition on the Company's operating results is not material.

     Amortization expense on intangible assets was $300,000 and $500,000, respectively, for the three month periods ended March 31, 2005 and 2004. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2005 (for the remaining nine months) - $1,000,000; 2006 - $1,300,000; 2007 -
     $800,000; 2008 - $700,000; and 2009 - $700,000.

7. A summary of accumulated other comprehensive income (loss), net of taxes at March 31, 2005 and December 31, 2004 is as follows (in thousands):


                                                                             March 31,         December 31,
                                                                                2005               2004
                                                                            ----------         ------------

          Net unrealized gains on investments                               $  136,659          $ 153,196
          Net unrealized foreign exchange gains                                  9,222             14,309
          Net unrealized losses on derivative instruments                       (2,804)            (3,755)
          Net minimum pension liability                                        (27,612)           (27,612)
                                                                            ----------          ---------
                                                                            $  115,465          $ 136,138
                                                                            ==========          =========

8. Investment and other income includes changes in the fair values of derivative financial instruments of $1,100,000 and $(1,200,000) for the three month periods ended March 31, 2005 and 2004, respectively.

9. Pension expense charged to operations for the three month periods ended March 31, 2005 and 2004 related to the defined benefit pension plan (other than WilTel's plan) included the following components (in thousands):


                                                                                 2005                2004
                                                                                ------             ------
          Interest cost                                                        $   511            $   532
          Expected return on plan assets                                          (228)              (448)
          Actuarial loss                                                           208                144
          Amortization of prior service cost                                         1                  1
                                                                               -------            -------
             Net pension expense                                               $   492            $   229
                                                                               =======            =======

     WilTel's pension expense charged to operations for the three month periods ended March 31, 2005 and 2004 related to the defined benefit pension plan included the following components (in thousands):

                                                                                 2005               2004
                                                                                ------             -------
          Interest cost                                                        $ 2,051            $ 1,612
          Service cost                                                             965                863
          Expected return on plan assets                                        (1,326)              (960)
          Actuarial loss                                                            12               --
                                                                               -------            -------
             Net pension expense                                               $ 1,702            $ 1,515
                                                                               =======            =======

     Employer contributions to WilTel's defined benefit pension plan were $1,000,000 during the first quarter of 2005.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three month periods ended March 31, 2005 and 2004.

10.  The  Company did not record any federal  income tax  expense  (benefit)  on income (loss) from continuing operations or other components of comprehensive income (loss) due to the availability of WilTel tax attributes that have been fully reserved for in the valuation allowance. Income tax expense principally relates to state income taxes.

11. Per share amounts were calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes had been converted into common shares for the period they were outstanding and earnings increased for the interest on such notes, net of the income tax effect. The number of shares used to calculate basic earnings (loss) per share amounts was 107,609,000 and 106,272,000 for the three month periods ended March 31, 2005 and 2004, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 107,880,000 and 106,272,000 for the three month periods ended March 31, 2005 and 2004, respectively. For 2004, options and warrants to purchase approximately 931,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted loss per share, as those options and warrants were antidilutive. Additionally, for the three month period ended March 31, 2005, the 3 3/4% Convertible Notes, which are convertible into 7,619,745 common shares were outstanding but were not included in the computation of diluted earnings per share, as these Notes were antidilutive.

12. Cash paid for interest and net income taxes paid (refunded) was $32,500,000 and $300,000, respectively, for the three month period ended March 31, 2005 and $27,600,000 and $(28,000,000), respectively, for the three month period ended March 31, 2004.

13. In April 2005, the Company entered into an agreement to sell its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The agreement requires the Company to close during the second quarter; however, if the buyer does not close then the Company's sole recourse is to retain the buyer's $5,000,000 non-refundable deposit. If the sale closes, after satisfaction of mortgage indebtedness on the hotel of $22,000,000 at closing, the Company would receive net cash proceeds of approximately $70,000,000, and would record a pre-tax gain of approximately $53,000,000 (reflected in discontinued operations). Historical operating results for the hotel have not been material.

14. In March 2005, an entity in which the Company has a non-controlling equity interest entered into an agreement to sell its interest in an office complex located on Capitol Hill in Washington, D.C. The Company expects the transaction to close during the second quarter of 2005, and the Company's share of the net proceeds and the pre-tax gain on the sale is expected to be approximately $70,000,000. The gain will be reported in the caption equity in income of associated companies.

15. The bankruptcy plan (the "Plan") of ATX Communications, Inc. and certain of its affiliates (collectively "ATX") was confirmed by the Bankruptcy Court for the Southern District of New York and became effective on April 22, 2005. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the United States.

     In December 2003, the Company purchased all of ATX's debt obligations under its senior secured credit facility for $25,000,000. As contemplated by the Plan, in exchange for its investment in the credit facility the Company received 94.4% of the new common stock of the reorganized ATX and a new $25,000,000 senior secured note which bears interest at 10%. In addition, the Company provided ATX $5,000,000 of debtor-in-possession financing and $25,000,000 of exit financing to fund bankruptcy related payments and working capital requirements. On behalf of ATX, the Company also obtained cash collateralized letters of credit totaling $14,700,000 issued for the benefit of one of ATX's vendors. The Company will consolidate ATX as of the effective date of the Plan.

16. In May 2005, the Company acquired Idaho Timber Corporation and certain affiliated entities ("ITC") for total cash consideration of $132,000,000, excluding expenses and working capital adjustments. ITC was a privately held corporation that is headquartered in Boise, Idaho, which "remanufactures" dimensional lumber, home center boards, 5/4" radius-edge decking and a number of specialized products. ITC operates ten facilities located throughout the United States, and its revenue is principally derived from the purchase of bundles of low-grade lumber on the spot market, and the conversion of that lumber into higher-grade lumber through sorting and minor rework. The Company will consolidate ITC as of the date of acquisition.

17. In May 2005, the Company's 72.1% owned subsidiary, MK Resources Company ("MK"), entered into a share purchase agreement with the Company and Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, that provides for Inmet's acquisition of 70% of MK's interest in Cobre Las Cruces, S.A. ("CLC"), a Spanish wholly-owned subsidiary of MK that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet will acquire the interest in CLC in exchange for 5,600,000 of Inmet common shares. The Inmet shares have the benefit of a registration rights agreement; however, the shares may not be transferred or sold to a third party until the earlier of four years from the closing date or the date on which the Company is no longer obligated under the guarantee discussed below. Although the Company does not currently believe it will record any loss on the sale at closing, any gain or loss recorded by the Company would be based upon the fair value of the Inmet stock on the date it is received.

     Closing of the transaction is subject to a number of conditions, including the Company's acquisition of the outstanding MK common shares that it doesn't already own, the execution of project financing commitments with third parties to provide for no less than $255,000,000 (including interest during construction), a 66 million euro bridge facility and other customary closing conditions. The Company has entered into a merger agreement with MK to acquire the remaining MK common shares for aggregate merger consideration of approximately 333,500 of the Company's common shares. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($32,300,000 of which has already been loaned), and has agreed to provide a payment guarantee for 30% of the third party project financing until such time as the completion tests to be specified under the project financing have been achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 10-K.

                         Liquidity and Capital Resources

For the three month period ended March 31, 2005, net cash was provided by operations principally as a result of the collection of a receivable related to a former partnership interest, as discussed below, and distributions from associated companies. For the three month period ended March 31, 2004, net cash was provided by operations principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures and the refund of excess federal income tax payments.

As of March 31, 2005, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by its regulated subsidiary and non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,720,600,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,066,100,000 (62.0%), the equity investment in White Mountains Insurance Group, Ltd. of $228,200,000 (13.3%) (which can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement) and other publicly traded debt and equity securities aggregating $426,300,000 (24.7%).

As of March 31, 2005, WilTel had aggregate cash and investments of $265,700,000, an increase of $26,000,000 from December 31, 2004. The increase during this period reflects WilTel's positive operating results, reduced by WilTel's capital expenditures of $22,000,000. Substantially all of WilTel's assets have been pledged to secure its outstanding long-term debt, principally to secure its obligations under its credit agreement ($358,700,000 outstanding as of March 31, 2005) and its mortgage debt ($60,100,000 outstanding at March 31, 2005).

As more fully described in the 2004 10-K, SBC's announcement in January 2005 to migrate its business from WilTel's network is considered an event which could reasonably be expected to have a "material adverse effect" as defined in WilTel's amended credit facility, and while WilTel can no longer access its $25,000,000 revolving credit facility it has no impact on the $358,700,000 of term loans under the agreement. However, the credit agreement provides for an event of default if there is any amendment, supplement, modification or termination of any WilTel contract or agreement that has had or could reasonably be expected to result in a material adverse effect on WilTel (as defined in the credit agreement). As mentioned above, WilTel is currently engaged in negotiations with SBC with respect to a transition pricing agreement and other matters which, if successfully concluded, may or may not be deemed an event of default under the WilTel credit agreement. WilTel intends to enter into discussions with its lenders before entering into any new definitive agreement with SBC.

As more fully discussed in the 2004 10-K, WilTel plans to modify its operations in light of the anticipated loss of its major customer, including expanding its customer base and evaluating opportunities for consolidation. However, given the current economic condition of the telecommunications industry as a whole, WilTel does not believe it will be able to fully replace the revenues and profits generated by the SBC agreements in the near future, if ever. The Company believes there may be opportunities to increase Network's value through consolidation opportunities, and it is actively investigating those possibilities.

WilTel is a party to various legal actions and claims, and has reserved $21,000,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In February 2005, the Company's manufacturing segment acquired the assets of NSW for approximately $26,800,000, subject to working capital adjustments. NSW has a manufacturing and distribution facility in Roanoke, Virginia, and for its year ended December 31, 2004 generated annual sales of approximately $20,000,000. Products manufactured by NSW include produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes. The funds for the acquisition were provided from the Company's readily available cash resources.

As more fully described in the 2004 10-K, current operating activities at the banking and lending segment have been concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. During 2005, the Company's banking and lending subsidiary filed a formal plan with the Office of the Comptroller of the Currency to liquidate its operations and surrender its national bank charter. The banking and lending segment expects to surrender its charter during the third quarter of 2005. As of March 31, 2005, the banking and lending segment had outstanding loans of $3,900,000 and deposit liabilities of $21,900,000.

As of December 31, 2004, the Company redeemed its interest in Pershing Square, L.P. ("Pershing"), a limited partnership that is authorized to engage in a variety of investing activities. The total amount due from Pershing of $71,300,000 was included in trade, notes and other receivables, net in the Company's consolidated balance sheet at December 31, 2004. Such amount was received in cash during the first quarter of 2005.

In April 2005,  the  Company  entered  into an  agreement  to sell its  716-room
Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000 (before closing costs and other required payments). The agreement requires the Company to close during the second quarter; however, if the buyer does not close then the Company's sole recourse is to retain the buyer's $5,000,000 non-refundable deposit. If the sale closes, after satisfaction of mortgage indebtedness on the hotel of $22,000,000 at closing, the Company would receive net cash proceeds of approximately $70,000,000.

In March 2005, an entity in which the Company has a non-controlling equity interest entered into an agreement to sell its interest in an office complex located on Capitol Hill in Washington, D.C. The Company expects the transaction to close during the second quarter of 2005, and the Company's share of the net proceeds is expected to be approximately $70,000,000.

In May 2005, the Company acquired ITC for total cash consideration of $132,000,000, excluding expenses and working capital adjustments. The Company will consolidate ITC as of the date of acquisition. The funds for the acquisition were provided from the Company's readily available cash resources.

In May 2005, MK entered into a share purchase agreement with the Company and Inmet, a Canadian-based global mining company, which provides for Inmet's acquisition of 70% of MK's interest in CLC, a Spanish wholly-owned subsidiary of MK that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet will acquire the interest in CLC in exchange for 5,600,000 of Inmet common shares. The Inmet shares have the benefit of a registration rights agreement; however, the shares may not be transferred or sold to a third party until the earlier of four years from the closing date or the date on which the Company is no longer obligated under the guarantee discussed below.

Closing of the transaction is subject to a number of conditions, including the Company's acquisition of the outstanding MK common shares that it doesn't already own, the execution of project financing commitments with third parties to provide for no less than $255,000,000 (including interest during construction), a 66 million euro bridge facility and other customary closing conditions. The Company has entered into a merger agreement with MK to acquire the remaining MK common shares for aggregate merger consideration of approximately 333,500 of the Company's common shares. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($32,300,000 of which has already been loaned), and has agreed to provide a payment guarantee for 30% of the third party project financing until such time as the completion tests to be specified under the project financing have been achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

                          Critical Accounting Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. In its 2004 10-K, the Company identified certain areas as critical accounting estimates because they have the potential to have a material impact on the Company's financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won't be known until a later date. On an on-going basis, the Company evaluates all of these estimates and assumptions.

Impairment of Long-Lived Assets - In accordance with SFAS 144, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

As discussed above, on January 31, 2005, SBC announced that it would buy AT&T and announced its intention to migrate the services provided by WilTel to the AT&T network. Since SBC is WilTel's largest customer, accounting for 70% of the Network segment's 2005 telecommunications revenues, the Company concluded that the SBC announcement is an event which requires the Company to assess the carrying value of WilTel's long-lived assets for impairment, principally property and equipment. Since the event which gave rise to the impairment review occurred on January 31, 2005, and is not reflective of a condition that existed as of December 31, 2004, the assessment of impairment was performed as part of the preparation of the Company's financial statements for the first quarter of 2005. Based on the assumptions described below, the Company concluded that an impairment charge was not required for the first quarter of 2005.

The Company determined that WilTel's fiber optic communications network is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group is primarily composed of fiber optic cable, conduit, rights of way, optronics and certain buildings and related improvements. These assets are used together to generate joint cash flows. The Company has determined that the primary asset of the group is fiber optic cable, which has a remaining weighted average useful life of 16 years. The fiber optic cable is considered to be the primary asset of the group as it is the most significant component of the group, the principal asset from which the asset group derives its cash flow generating capacity, would cost the most to replace and without which most of the assets in the group would not have been acquired. The determination of the primary asset of the asset group is significant because estimated cash flows used to test for recoverability are based on the estimated remaining useful life of the primary asset. The carrying value of the asset group that was tested for impairment was approximately $920,000,000.

The Company utilized WilTel's internal estimates of future cash flows from all of its customers over the remaining useful life of the primary asset. These assumptions reflect estimated future operating results and consider all relevant facts and circumstances. The economics and term of WilTel's future relationship with SBC are the most significant assumptions in the analysis. These assumptions are based upon the best information available although Wiltel does not know

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

with certainty when SBC will receive regulatory approval to acquire AT&T and following such approval how long it will take to transition SBC's traffic to the AT&T network. Negotiations are ongoing with SBC to enter into a new contract for this period and to settle all outstanding matters between SBC and WilTel. No agreement has been reached as to the term of such an agreement or the revenue that such an agreement might generate and over what period of time. The Company believes it is in the best interests of both parties to reach an agreement to ensure a smooth transition of SBC's traffic to AT&T. In the event no agreement is reached, WilTel will continue to provide SBC services according to the terms of its existing contract. If the actual amount of revenues and cash flows to be received from SBC are less than the Company's current assumptions, the Company would have to reconsider its impairment analysis and may then conclude that this asset group is impaired.

The Company's conclusion that an impairment charge is not required at this time does not mean that the Company believes the fair value of the network asset group equals its current carrying value. Under FAS 144, an asset group is considered recoverable (and no impairment charge is recorded) if management's estimate of the direct cash flows that the asset group can generate is, on an undiscounted basis, greater than the carrying value. However, since the Company's estimate of the future cash flows is undiscounted and extends over 16 years, the determination of the fair value of the asset group would have to include, among other factors, discounting the gross cash flows to their net present value at an appropriate rate.

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

As more fully discussed in the 2004 10-K, at acquisition the Company established and has continued to maintain a valuation allowance that reserved for substantially all of WilTel's net deferred tax assets, because the Company could not demonstrate it would have the future taxable income necessary to realize that asset. The Company's projections of consolidated taxable income and its assessment of the need for a full valuation allowance for the deferred tax asset are significantly influenced by the fact that it has not yet generated positive cumulative pre-tax income over a period of years on a pro forma combined basis with WilTel, and the uncertainty of WilTel's relationship with SBC in the future. In addition, during the second quarter of 2005 the Company acquired ITC and ATX, which may have a significant impact on the Company's estimate of future profitability. The Company will continue to reassess the need for a full valuation allowance for the net deferred tax asset and may make adjustments in future periods if supported by the facts and circumstances.

                              Results of Operations

         Three Months Ended March 31, 2005 Compared to the Three Months
                              Ended March 31, 2004

Telecommunications

The following table reconciles WilTel's segment profit from operations to income
(loss) from continuing operations before income taxes for the three month periods ended March 31, 2005 and 2004. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


                                                                      2005                                2004
                                                      ------------------------------------    -----------------------------------
                                                       Network        Vyvx        Total        Network       Vyvx        Total
                                                       -------        ----        -----        -------       ----        -----
                                                                                        (In thousands)

Operating revenues (1) (2)                             $ 406,900    $ 28,800     $ 435,700    $ 353,100    $ 27,800    $ 380,900
                                                       ---------    --------     ---------    ---------    --------    ---------
Segment profit from operations (2)                     $  48,800    $  7,000     $  55,800    $  14,500    $  6,400    $  20,900
Depreciation and amortization expense                    (41,100)     (1,100)      (42,200)     (54,500)     (2,300)     (56,800)
Interest expense, net of investment income (3) (4)        (5,300)      1,200        (4,100)      (6,600)       (600)      (7,200)
Other non-operating income (expenses), net (3) (5)          (200)       --            (200)       3,000        --          3,000
                                                       ---------    --------     ---------    ---------    --------    ----------
Pre-tax income (loss)                                  $   2,200    $  7,100     $   9,300    $ (43,600)   $  3,500    $ (40,100)
                                                       =========    ========     =========    =========    ========    =========

(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $4,200,000 and $4,500,000, respectively, for the 2005 and 2004 periods.
(2) For Network in 2005, includes gains of $12,600,000 from sales of operating assets, principally undersea cable assets.
(3) If items in these categories cannot be directly attributable to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
(4) For Vyvx in 2005, includes a bankruptcy claim distribution of $1,600,000 received for a security with no book value.
(5) For 2004, WilTel's other non-operating income includes a pre-tax gain of $2,800,000 related to cash and securities received in excess of the book value of secured claims in a customer's bankruptcy.

Network's revenues include services provided to SBC of $279,100,000 and $238,400,000 for the 2005 and 2004 periods, respectively, representing approximately 70% and 67%, respectively, of Network's telecommunications revenues. Network's revenues from SBC have continued to grow, principally related to voice products, for which SBC and WilTel have agreed to use a fixed price through May 31, 2005. Revenues attributable to other RBOCs were approximately 6% and 5% of Network's operating revenues for the 2005 and 2004 periods, respectively. Revenues and gross margins for non-SBC related business continue to reflect the excess telecommunications capacity in the marketplace, which has resulted in lower prices for WilTel and others in the industry, and created a very competitive environment for acquiring new business.

Network's cost of sales reflects the level of revenues, and is comprised of variable charges paid to access vendors to originate and/or terminate switched voice traffic, and fixed charges for leased facilities and local off-net costs. Network's cost of sales for the 2004 period also included a charge of $3,500,000 for international voice access costs, for which no revenue was recognized. WilTel entered into a commitment for these access costs in order to provide services for a specific customer; however, the customer defaulted under its contract, and WilTel accrued the remaining amount of the commitment, but does not expect to be able to recover from its customer. Network's gross margin percentage has improved compared to the same period in 2004 primarily due to a decline in the price of voice access costs.

Network's salaries were $28,800,000 and $27,600,000 for the 2005 and 2004 periods, respectively, and selling, general and other expenses were $40,400,000 and $38,300,000 for the 2005 and 2004 periods, respectively. Selling, general and other expenses for the 2005 period included a charge of $1,700,000 for repairs resulting from weather related fiber damage, higher sales commissions resulting from increased revenues, increased advertising and legal expenses and the amortization of costs relating to WilTel's 2004 debt refinancing of $500,000. Selling, general and other expenses also reflect lower property taxes of $1,200,000, principally due to favorable assessments. Selling, general and other expenses for the 2004 period included a charge of $2,700,000 to the provision for doubtful accounts to fully reserve for a customer's accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In conjunction with a pricing agreement for certain voice services, in January 2004, SBC paid WilTel $25,000,000 for pre-funding of certain capital expenditures. The Company reflected these funds as a liability on its consolidated balance sheet upon receipt. The agreement required that WilTel return the funds to SBC if, prior to January 31, 2005, WilTel and SBC entered into an agreement for voice transport pricing through December 31, 2006. Since such an agreement was not entered into, these funds are no longer contractually refundable to SBC. However, these funds will continue to be reflected as a liability on the Company's consolidated balance sheet until such time as WilTel's current negotiations with SBC are concluded.

Vyvx operating revenues were $28,800,000 and $27,800,000 for the 2005 and 2004 periods, respectively. Revenues in 2005 were slightly higher due to increased advertising distribution services relating to movies, partially offset by lower fiber revenues due to fewer hockey game broadcasts as a result of the National Hockey League labor dispute.

Vyvx cost of sales reflects the level of revenue and is comprised primarily of amounts billed by Network to Vyvx for transporting content over the WilTel network, costs paid to other providers for local access and other off-net services, transponder expenses and freight and overnight delivery costs. The Company's consolidated statement of operations includes Vyvx salaries expense of $4,500,000 and $4,200,000, respectively, and selling, general and other expenses of $3,800,000 and $3,600,000, respectively, for the 2005 and 2004 periods. The increase in Vyvx's gross margins for the 2005 period compared to the 2004 period resulted primarily from the higher advertising distribution services revenue and a greater percentage of those services being provided by electronic versus physical distribution, for which the costs are lower.

Healthcare Services

Pre-tax income of the healthcare services segment was $1,400,000 and $2,400,000 for the three month periods ended March 31, 2005 and 2004, respectively. For the 2005 and 2004 periods, healthcare services revenues were $67,900,000 and $63,200,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, were $56,500,000 and $51,800,000, respectively.

The increase in healthcare revenues primarily resulted from an increase in the amount of services provided and an increase in outpatient therapy rates. During the first quarter of 2005 and 2004, one customer accounted for approximately 13% and 16%, respectively, of Symphony's revenues. Despite the increase in revenues, gross margins and pre-tax results declined, principally due to higher hourly wages and benefits paid to attract and retain therapists and increased borrowing costs and depreciation expense. Pre-tax results for the 2005 period also reflect a gain of $400,000 from the sale of certain property.

Manufacturing

Pre-tax income for the plastics division was $3,300,000 and $900,000 for the three month periods ended March 31, 2005 and 2004, respectively. The plastics division's manufacturing revenues were $20,800,000 and $13,400,000 for the three month periods ended March 31, 2005 and 2004, respectively.

The plastic division's manufacturing revenues increased by $7,400,000 in the first quarter of 2005 as compared to the same period in 2004, reflecting NSW revenues since acquisition of $2,400,000 and increases in most of the division's markets. These increases result from a variety of factors including increased prices, new product development and the acquisition in March 2004 of certain assets of a competitor that exited certain markets. Although raw material costs increased significantly in 2005, the division increased selling prices in most markets during the first quarter, which along with increased sales and production volumes enabled it to maintain its gross profit margins. Gross margin for the 2005 period also reflects $300,000 of amortization expense on intangible assets resulting from acquisitions. Pre-tax income for the 2005 period resulting from the acquisition of NSW was not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


For the three month period ended March 31, 2005, the manufacturing segment also includes a net loss of $900,000 related to Indular, an Argentine shoe manufacturing company acquired in January 2005 in which the Company has an effective 59% interest. Indular's revenues for the 2005 period were not material.

Banking and Lending

As stated in the 2004 10-K, the current activities of the banking and lending segment are concentrated on collecting and servicing its remaining loan portfolio, maximizing returns on its investment portfolio and discharging deposit liabilities as they come due. As a result, revenues and expenses for this segment are reflective of the continuing decrease in the size of the loan portfolio, particularly as a result of the loan portfolios sales during 2004. Finance revenues, which reflect both the level and mix of consumer instalment loans, and pre-tax results decreased in the three month period ended March 31, 2005 as compared to the similar period in 2004, as average loans outstanding were $4,000,000 and $185,900,000 during the 2005 and 2004 periods, respectively. Pre-tax income for the banking and lending segment was $5,300,000 for the three month period ended March 31, 2004 and was essentially break-even for the three month period in 2005.

Domestic Real Estate

Pre-tax income (loss) for the domestic real estate segment was $(600,000) and $7,900,000 for the three month periods ended March 31, 2005 and 2004, respectively. During the first quarter of 2005, the Company recognized $900,000 of previously deferred pre-tax profit related to its 95-lot development project in South Walton County, Florida, upon completion of certain required improvements to the property. The Company expects to recognize the balance of the deferred pre-tax profits during 2005 (aggregating $9,300,000) from this project as it completes the remaining improvements.

Revenues and pre-tax profit for this segment in the 2004 period reflected the sale of certain unimproved land for cash proceeds of $8,800,000, which resulted in a pre-tax gain of $7,600,000.

In April 2005,  the  Company  entered  into an  agreement  to sell its  716-room
Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The agreement requires the Company to close during the second quarter; however, if the buyer does not close then the Company's sole recourse is to retain the buyer's $5,000,000 non-refundable deposit. If the transaction closes, the Company would record a pre-tax gain of approximately $53,000,000, which will be reflected in discontinued operations. Historical operating results for the hotel have not been material.

Corporate and Other Operations

Investment and other income increased in the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004 primarily due to greater interest income of $6,900,000, reflecting a larger amount of invested assets and higher interest rates. Investment and other income for the 2005 period also reflects income of $1,100,000 related to the accounting for mark-to-market values of Corporate derivatives as compared to expense of $1,200,000 for the comparable 2004 period.

Net securities gains for Corporate and Other Operations aggregated $100,000 and $9,200,000 for the three month periods ended March 31, 2005 and 2004, respectively. Net securities gains for the 2005 period include a provision of $2,200,000 to write down the Company's investments in certain available for sale securities. The write down of the securities resulted from a decline in market value determined to be other than temporary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The increase in interest expense during the three month period ended March 31, 2005 as compared to 2004 primarily reflects interest expense relating to $100,000,000 aggregate principal amount of 7% Senior Notes and $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes issued in April 2004.

The increase in selling, general and other expenses of $3,200,000 in the three month period ended March 31, 2005 as compared to the same period in 2004 primarily reflects greater cost of goods sold of the winery operations and higher professional fees, which largely relate to due diligence expenses for potential investments and greater professional fees for existing investments, and greater foreign exchange losses.

The Company did not record any federal  income tax expense  (benefit)  on income
(loss) from continuing  operations or other components of  comprehensive  income
(loss) due to the availability of WilTel tax attributes that have been fully reserved for in the valuation allowance. Income tax expense principally relates to state income taxes.

Associated Companies

Equity in income (losses) of associated companies for the three month periods ended March 31, 2005 and 2004 includes the following (in thousands):


                                                                       2005               2004
                                                                    ---------          ---------

          Olympus Re Holdings, Ltd.                                 $   7,100          $   8,300
          EagleRock Capital Partners (QP), LP                          (4,900)             4,300
          Jefferies Partners Opportunity Fund II, LLC                   6,400              4,400
          HomeFed Corporation                                             --               2,000
          Pershing                                                        --               2,900
          Other                                                         2,500              2,100
                                                                    --------           ---------
            Pre-tax                                                    11,100             24,000
          Income tax expense                                              --                 --
                                                                    ---------          ---------
            Equity in income, net of taxes                          $  11,100          $  24,000
                                                                    =========          =========

As discussed above, the Company redeemed its interest in Pershing effective December 31, 2004.

In March 2005, one of the Company's associated company investments entered into an agreement to sell its interest in an office complex located on Capitol Hill in Washington, D.C. The Company expects the transaction to close during the second quarter of 2005, and the Company's share of the net proceeds and the pre-tax gain on the sale is expected to be approximately $70,000,000.

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

     WilTel's ability to negotiate a satisfactory transition services agreement with SBC, which if not successful could impair WilTel's ability to meet its obligations under its credit agreement, result in an asset impairment charge and adversely impact results of operations;

     WilTel's ability to replace the profits generated by SBC, which if lost as a result of SBC's proposed acquisition of AT&T will have a significant unfavorable impact on WilTel's results of operations;

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

     Adverse economic, political or environmental developments in Spain, which could delay or preclude the issuance of permits necessary to develop the Las Cruces copper mining project or which could result in increased costs of bringing the project to completion and increased costs in financing the development of the project;

     The inability to obtain necessary financing for the Las Cruces copper mining project, or the failure of the Inmet transaction to close, which could delay or prevent completion of the project;

     Decreases in world wide copper prices or weakening of the U.S. dollar against the euro, which could adversely affect the commercial viability of the Las Cruces copper mining project;

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

     Regional or general increases in the cost of living, particularly in the regions in which the Company has operations or sells its products or services, which may result in lower sales of such products and service; and

     Risks associated with future acquisitions and investments, including changes in the composition of the Company's assets and liabilities through such acquisitions, competition from others for potential acquisition targets, diversion of management's attention from normal daily operations of the business and insufficient revenues to offset increased expenses associated with acquisitions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

Changes in internal control over financial reporting

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5.    Other Information.

     On January 7, 2005, the Compensation Committee of the Board of Directors of the Company, in consultation with Ian M. Cumming and Joseph S. Steinberg, Chairman of the Board and President, respectively, of the Company, increased the annual salaries of (effective January 1, 2005) and awarded bonuses for 2004 to the Company's executive officers who have been included as named executive officers in the Company's 2005 proxy statement (other than Messrs. Cumming and Steinberg).



                  Name and Title                                             2005 Salary               2004 Bonus*
                  --------------                                             -----------               -----------

                  Thomas E. Mara,                                            $   310,000               $ 1,000,000
                  Executive Vice President and Treasurer

                  Joseph A. Orlando,                                             258,000                   750,000
                  Vice President and Chief Financial Officer

                  H.E. Scruggs,                                                  216,000                   600,000
                  Vice President


____________________

* Does not include annual year-end bonus, based on a percentage of salary, paid to all employees.

As disclosed in the Company's proxy statement dated April 22, 2005, bonuses for 2004 for Messrs. Cumming and Steinberg will be considered by the Compensation Committee at the Board of Directors meeting to be held following the 2005 annual meeting of shareholders.


Item 6.    Exhibits.


       10.1   Letter   Agreement,    dated   March   30,   2005,   between   SBC
              Communications, Inc. and WilTel Communications Group, Inc.

       10.2 Hotel Purchase Agreement, dated as of April 6, 2005, by and between HWB 2507 Kalakaua, LLC and Gaylord Entertainment Co.

       10.3   Letter   Agreement,    dated   April   27,   2005,   between   SBC
              Communications, Inc. and WilTel Communications Group, Inc.

       10.4 Stock Purchase Agreement, dated as of May 2, 2005 by and among the Company, Larry Williams, Marianne Williams, Cris Williams, Cory Williams, Cari Groves, Mike Johnson, Paul Anderson, Stanley Hopper, Ted Ellis, George Karr, Bryant Rudd, Jack Beverage, Rob Luce, Gary Botts, Todd Featherly, Kevin Ramer, Rusty Yazdanpour, Byron Cannon, Keith Larue, Greg Trail, Romney Ruder, Cliff Tevogh and Gary Sutton.

       10.5 Share Purchase Agreement, dated May 2, 2005, by and among the Company, MK Resources Company and Inmet Mining Corporation (filed as Exhibit 2 to Amendment No. 10 to the Company's Schedule 13D regarding MK Resources Company (the "MK Schedule 13D")).*

       10.6 Agreement and Plan of Merger, dated as of May 2, 2005, by and among the Company, Marigold Acquisition Corp., and MK Resources Company (filed as Exhibit 3 to the MK Schedule 13D).*

       10.7 Voting Agreement, dated as of May 2, 2005, between the Company and Inmet Mining Corporation (filed as Exhibit 4 to the MK Schedule
              13D).*

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

_____________________

*  Incorporated herein by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              LEUCADIA NATIONAL CORPORATION
                                                     (Registrant)




Date:  May 10, 2005

                                           By: /s/ Barbara L. Lowenthal
                                               -------------------------------
                                               Barbara L. Lowenthal
                                               Vice President and Comptroller
                                               (Chief Accounting Officer)

                                  Exhibit Index

       10.1   Letter   Agreement,    dated   March   30,   2005,   between   SBC
              Communications, Inc. and WilTel Communications Group, Inc.

       10.2 Hotel Purchase Agreement, dated as of April 6, 2005, by and between HWB 2507 Kalakaua, LLC and Gaylord Entertainment Co.

       10.3   Letter   Agreement,    dated   April   27,   2005,   between   SBC
              Communications, Inc. and WilTel Communications Group, Inc.

       10.4 Stock Purchase Agreement, dated as of May 2, 2005 by and among the Company, Larry Williams, Marianne Williams, Cris Williams, Cory Williams, Cari Groves, Mike Johnson, Paul Anderson, Stanley Hopper, Ted Ellis, George Karr, Bryant Rudd, Jack Beverage, Rob Luce, Gary Botts, Todd Featherly, Kevin Ramer, Rusty Yazdanpour, Byron Cannon, Keith Larue, Greg Trail, Romney Ruder, Cliff Tevogh and Gary Sutton.

       10.5 Share Purchase Agreement, dated May 2, 2005, by and among the Company, MK Resources Company and Inmet Mining Corporation (filed as Exhibit 2 to Amendment No. 10 to the Company's Schedule 13D regarding MK Resources Company (the "MK Schedule 13D")).*

       10.6 Agreement and Plan of Merger, dated as of May 2, 2005, by and among the Company, Marigold Acquisition Corp., and MK Resources Company (filed as Exhibit 3 to the MK Schedule 13D).*

       10.7 Voting Agreement, dated as of May 2, 2005, between the Company and Inmet Mining Corporation (filed as Exhibit 4 to the MK Schedule
              13D).*

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

_____________________

*  Incorporated herein by reference.