Form 10-K/A
period 2004-12-31
LEUCADIA NATIONAL CORP
filed 2005-06-10
CIK 96223

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [_]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2004 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $2,5756,756,000.

On March 5, 2004, the registrant had outstanding 107,613,828 Common Shares.

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

================================================================================

NY2:\1538545\04\WZ5D04!.DOC\76830.0001

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2004 (the "Form 10-K") to reflect under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" that executive officers of the Company who were granted employee stock options under the Company's 1999 Stock Option Plan in December 2004 inadvertently failed to timely report the grant of such options. The option grants to such officers were, however, properly reflected under the captions "Executive Compensation--Summary Compensation Table" and "Executive Compensation--Option Grants in 2004" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders.

This Report on Form 10-K/A is being filed at this time because the officers and the Company have now become aware of the omission to file the reports. The prior disclosure regarding Section 16(a) compliance was contained in the Proxy Statement and incorporated by reference into the Form 10-K.


Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

           As of March 4, 2005, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


Name                          Age     Position With Company                        Office Held Since
----                          ---     ---------------------                        -----------------

Ian M. Cumming                64      Director and Chairman of the Board           June 1978
Barbara L. Lowenthal          50      Vice President and  Comptroller              April 1996
Thomas E. Mara                59      Executive Vice President and Treasurer       May 1980; January 1993
Joseph A. Orlando             49      Chief Financial Officer and Vice President   April 1996; January 1994
H.E. Scruggs                  47      Vice President                               August 2002
Joseph S. Steinberg           61      President and Director                       January 1979; December 1978
Paul M. Dougan                67      Director                                     May 1985
Lawrence D. Glaubinger        79      Director                                     May 1979
Alan J. Hirschfield           69      Director                                     April 2004
James E. Jordan               61      Director                                     February 1981
Jeffrey C. Keil               61      Director                                     April 2004
Jesse Clyde Nichols, III      65      Director                                     June 1978

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

Mr. Dougan has served as a director of the Company since May 1985. Mr. Dougan is a private investor. Until July 2004, Mr. Dougan was a director and President and Chief Executive Officer of Equity Oil Company, a company engaged in oil and gas exploration and production.

Mr. Glaubinger has served as a director of the Company since May 1979. Mr. Glaubinger is a private investor. From November 1977 through 2000, Mr. Glaubinger was Chairman of the Board of Stern & Stern Industries, Inc., a New York corporation, which primarily manufactures and sells industrial textiles. Mr. Glaubinger has also been President of Lawrence Economic Consulting Inc., a management consulting firm, since January 1977 and a manager of Bee Gee Trading Company LLC, a private commodities trading company, since July 2003. Mr. Glaubinger is a director of Marisa Christina Inc., an importer of women's clothing.

Mr. Hirschfield has served as a director of the Company since April 2004. Mr. Hirschfield is a private investor and consultant. From 1992 to 2000, Mr. Hirschfield was Co-Chief Executive Officer of Data Broadcasting Corporation, which merged with Financial Times/Pearsons, Inc. Prior to that time, Mr. Hirschfield held executive positions in the financial and media industries. He is a director of Carmike Cinemas, Inc., a publicly-held motion picture exhibitor in the United States, in which we had (until August 2004) an approximate 6% equity interest, Interactive Data Corporation (formerly Data Broadcasting Corporation), a global provider of financial and business information, and Peregrine Systems Inc., a business software provider, and is a director and Vice-Chairman of Cantel Medical Corp., a healthcare company.

Mr. Jordan has served as a director of the Company since February 1981. Since July 2002, Mr. Jordan has been the Managing Director of Arnhold and S. Bleichroeder Advisers, LLC, a privately owned global investment management company. Prior to that time, Mr. Jordan was a private investor and from October 1986 to June 1997, he was the President of The William Penn Corporation, a holding company for an investment advisor to the William Penn family of mutual funds. During that period, we beneficially owned approximately 19.7% of the common stock of William Penn. Mr. Jordan is a director of First Eagle family of mutual funds, JZ Equity Partners Plc., a British investment trust company, and Florida East Coast Industries, Inc., a holding company with railroad and real estate interests.

Mr. Keil has served as a director of the Company since April 2004. Mr. Keil has been Chairman of International Real Returns, LLC, a private investment advisor, since July 2004 and served as Chairman of its Executive Committee from January 1998 to June 2001. Mr. Keil was President, from July 2001 through June 2004, of Ellesse, LLC, a private advisory company. From 1996 to January 1998, Mr. Keil was a General Partner of Keil Investment Partners, a private fund that invested in the financial sector in Israel. From 1984 to 1996, Mr. Keil was President and a director of Republic New York Corporation and Vice Chairman of Republic National Bank of New York. He is a director of Anthracite Capital, Inc., a real estate investment trust.

Mr. Nichols has served as a director of the Company since June 1978. Mr. Nichols is a private investor. He was President, from May 1974 through 2000, of Nichols Industries, Inc., a diversified holding company. Mr. Nichols is a director of Jordan Industries, Inc., a public company, of which we beneficially own approximately 10.1% of the common stock, which owns and manages manufacturing companies.

                                Code of Practice

           The Company has a Code of Business Practice, which is applicable to all directors, officers and employees of the Company, and includes a Code of Practice applicable to the principal executive officers and senior financial officers. Both the Code of Business Practice and the Code of Practice are available on the Company's website. The Company intends to post amendments to or waivers from the Code of Practice applicable to the principal executive officers and senior financial officers on its website.

             Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the New York Stock Exchange and the Pacific Stock Exchange. Based solely upon a review of the copies of the forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2004, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that a Form 4 was not timely filed by Jesse Clyde Nichols, III upon his purchase in December 2004 of common shares and by Barbara L. Lowenthal, Thomas E. Mara, Joseph A. Orlando, and H.E. Scruggs upon the grant in December 2004 of employee stock options under the Company's 1999 Stock Option Plan. Mr. Nichols subsequently filed a Form 5 to report his purchase and Ms. Lowenthal and Messrs. Mara, Orlando, and Scruggs subsequently filed Form 4s with respect to their option grants.

Item 15.      Exhibits and Financial Statement Schedules.
--------      -------------------------------------------


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

     Deferred Compensation Agreement between the Company and Thomas E. Mara dated as of December 20, 2001 (filed as Exhibit 10.28 to the 2001 10-K).


 (b) Exhibits.

     We will furnish any exhibit upon request made to the Company's Corporate Secretary, 315 Park Avenue South, New York, NY 10010. We charge $.50 per page to cover expenses of copying and mailing.

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

         31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

         32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

         32.3       Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002. **

 (c)     Financial statement schedules.

               (1) Berkadia LLC financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 (previously filed).

               (2) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2004 and 2003 for the years ended December 31, 2004, 2003 and 2002 (previously filed).

               (3) The FINOVA Group Inc. and subsidiaries consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 (previously filed).

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

 _____________________________

*    Incorporated by reference.

**   Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEUCADIA NATIONAL CORPORATION


June 10, 2005                        By:  /s/ Barbara L. Lowenthal
                                           -------------------------------------
                                           Barbara L. Lowenthal
                                           Vice President and Comptroller