Form 10-Q
period 2005-06-30
LEUCADIA NATIONAL CORP
filed 2005-08-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2005

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
                        YES   X             NO
                            -------             -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       YES     X            NO
                            --------            -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 29, 2005: 107,685,578.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Dollars in thousands, except par value)



                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                         -------------         -----------
                                                                                           (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                              $   517,529          $   486,948
   Investments                                                                                961,855            1,106,322
   Trade, notes and other receivables, net                                                    386,165              414,552
   Prepaids and other current assets                                                          172,891               52,127
                                                                                          -----------          -----------
       Total current assets                                                                 2,038,440            2,059,949
Non-current investments                                                                       786,812              726,782
Notes and other receivables, net                                                               12,303               16,906
Intangible assets, net and goodwill                                                            92,025                1,472
Deferred tax asset, net                                                                     1,080,114                 --
Other assets                                                                                  192,601              201,624
Property, equipment and leasehold improvements, net                                         1,363,587            1,332,876
Investments in associated companies                                                           452,602              460,794
                                                                                          -----------          -----------
           Total                                                                          $ 6,018,484          $ 4,800,403
                                                                                          ===========          ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                    $   399,570          $   407,350
   Deferred revenue                                                                            55,850               52,632
   Other current liabilities                                                                  123,497               94,956
   Customer banking deposits due within one year                                               10,812               18,472
   Debt due within one year                                                                    63,253               68,237
   Income taxes payable                                                                        18,396               17,690
                                                                                          -----------          -----------
       Total current liabilities                                                              671,378              659,337
Long-term deferred revenue                                                                    166,916              161,206
Other non-current liabilities                                                                 206,185              213,309
Non-current customer banking deposits                                                           5,089                6,119
Long-term debt                                                                              1,460,445            1,483,504
                                                                                          -----------          -----------
       Total liabilities                                                                    2,510,013            2,523,475
                                                                                          -----------          -----------

Commitments and contingencies

Minority interest                                                                              15,355               18,275
                                                                                          -----------          -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 300,000,000 shares;
  107,685,578 and 107,600,403 shares issued and outstanding, after deducting
  42,374,172 and 42,399,597 shares held in treasury                                           107,686              107,600
Additional paid-in capital                                                                    599,805              598,504
Accumulated other comprehensive income                                                         95,490              136,138
Retained earnings                                                                           2,690,135            1,416,411
                                                                                          -----------          -----------
       Total shareholders' equity                                                           3,493,116            2,258,653
                                                                                          -----------          -----------

           Total                                                                          $ 6,018,484          $ 4,800,403
                                                                                          ===========          ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2005 and 2004
(In thousands, except per share amounts)
(Unaudited)


                                                                               For the Three Month              For the Six Month
                                                                              Period Ended June 30,           Period Ended June 30,
                                                                              ---------------------           ---------------------
                                                                               2005            2004            2005           2004
                                                                               ----            ----            ----           ----

Revenues and Other Income:
   Telecommunications                                                     $   458,642      $ 395,414     $   880,137    $   776,393
   Healthcare                                                                  60,977         64,044         128,415        127,271
   Manufacturing                                                               88,051         16,683         108,925         30,065
   Investment and other income                                                 45,893         41,060          96,816         83,930
   Net securities gains                                                        46,949         52,346          47,004         61,618
                                                                          -----------      ---------     -----------    -----------
                                                                              700,512        569,547       1,261,297      1,079,277
                                                                          -----------      ---------     -----------    -----------
Expenses:
   Cost of sales:
      Telecommunications                                                      323,708        285,514         626,727        572,291
      Healthcare                                                               51,328         52,281         107,792        104,067
      Manufacturing                                                            76,412         11,831          91,121         21,527
   Interest                                                                    25,033         24,612          49,842         45,482
   Salaries and incentive compensation                                         54,733         45,584          99,500         88,724
   Depreciation and amortization                                               48,667         58,597          95,183        121,197
   Selling, general and other expenses                                         78,903         60,172         157,315        130,227
                                                                          -----------      ---------     -----------    -----------
                                                                              658,784        538,591       1,227,480      1,083,515
                                                                          -----------      ---------     -----------    -----------
       Income (loss) from continuing operations before income taxes
        and equity in income of associated companies                           41,728         30,956          33,817         (4,238)
Income taxes                                                               (1,107,460)        (1,264)     (1,106,836)        (1,006)
                                                                          -----------      ---------     -----------    -----------
       Income (loss) from continuing operations before equity in
        income of associated companies                                      1,149,188         32,220       1,140,653         (3,232)
Equity in income of associated companies, net of taxes                         67,345          4,151          78,493         28,132
                                                                          -----------      ---------     -----------    -----------

       Income from continuing operations                                    1,216,533         36,371       1,219,146         24,900
Loss from discontinued operations, net of taxes                                   -           (4,633)         --             (5,114)
Gain on disposal of discontinued operations, net of taxes                      54,578          2,237          54,578          2,237
                                                                          -----------      ---------      ----------    -----------

       Net income                                                         $ 1,271,111      $  33,975     $ 1,273,724    $    22,023
                                                                          ===========      =========     ===========    ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                           $11.30          $ .34          $11.32           $.23
   Loss from discontinued operations                                             --             (.04)           --             (.04)
   Gain on disposal of discontinued operations                                    .51            .02             .51            .02
                                                                               ------          -----          ------           ----
       Net income                                                              $11.81          $ .32          $11.83           $.21
                                                                               ======          =====          ======           ====


Diluted earnings (loss) per common share:
   Income from continuing operations                                           $10.56          $ .34          $10.62           $.23
   Loss from discontinued operations                                             --             (.04)           --             (.04)
   Gain on disposal of discontinued operations                                    .47            .02             .47            .02
                                                                               ------          -----          ------           ----
       Net income                                                              $11.03          $ .32          $11.09           $.21
                                                                               ======          =====          ======           ====







             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004
(In thousands)
(Unaudited)


                                                                                                    2005             2004
                                                                                                    ----             ----

Net cash flows from operating activities:
Net income                                                                                     $ 1,273,724       $   22,023
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision (benefit)                                                      (1,110,000)          10,752
   Depreciation and amortization of property, equipment and leasehold improvements                  97,416          124,564
   Other amortization                                                                                1,392            1,127
   Provision for doubtful accounts                                                                   3,605           (6,542)
   Net securities gains                                                                            (47,004)         (61,618)
   Equity in income of associated companies                                                        (79,223)         (43,280)
   Distributions from associated companies                                                          89,245           20,948
   Gain on disposal of real estate, property and equipment, loan receivables and other assets      (21,614)         (16,197)
   Gain on disposal of discontinued operations                                                     (56,578)          (2,237)
   Investments classified as trading, net                                                           18,537           11,608
   Net change in:
      Trade, notes and other receivables                                                            77,420           28,195
      Prepaids and other assets                                                                    (32,347)         (14,091)
      Trade payables and expense accruals                                                          (11,882)          13,236
      Other liabilities                                                                            (10,586)           7,559
      Deferred revenue                                                                              (8,735)          (1,668)
      Income taxes payable                                                                             674            2,954
   Other                                                                                               (97)          (1,508)
                                                                                               -----------       ----------
   Net cash provided by operating activities                                                       183,947           95,825
                                                                                               -----------       ----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                      (65,596)         (48,074)
Acquisitions of and capital expenditures for real estate investments                                (6,855)          (5,193)
Proceeds from disposals of real estate, property and equipment, and other assets                    29,079           25,467
Proceeds from sale of discontinued operations                                                       95,160             --
Principal collections on loan receivables                                                              762           37,280
Proceeds from sale of loan receivables                                                                 --           149,042
Acquisitions, net of cash acquired                                                                (177,947)            --
Advances on notes receivables                                                                         (100)            (400)
Collections on notes receivables                                                                     1,721           26,868
Investments in associated companies                                                                 (4,180)         (51,422)
Distributions from associated companies                                                                130             --
Purchases of investments (other than short-term)                                                (1,587,206)      (1,202,857)
Proceeds from maturities of investments                                                            607,759          402,225
Proceeds from sales of investments                                                                 994,387          567,756
                                                                                               -----------       ----------
   Net cash used for investing activities                                                         (112,886)         (99,308)
                                                                                               -----------       ----------

Net cash flows from financing activities:
Net change in customer banking deposits                                                             (8,658)         (81,002)
Issuance of debt                                                                                    21,612          437,598
Reduction of debt                                                                                  (51,814)          (6,182)
Issuance of common shares                                                                            1,387            1,812
                                                                                               -----------       ----------
   Net cash provided by (used for) financing activities                                            (37,473)         352,226
                                                                                               -----------       ----------
Effect of foreign exchange rate changes on cash                                                     (3,007)            (112)
                                                                                               -----------       ----------
   Net increase in cash and cash equivalents                                                        30,581          348,631
Cash and cash equivalents at January 1,                                                            486,948          214,390
                                                                                               -----------       ----------
Cash and cash equivalents at June 30,                                                          $   517,529       $  563,021
                                                                                               ===========       ==========

             See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2005 and 2004
(In thousands, except par value)
(Unaudited)


                                                       Common                      Accumulated
                                                       Shares       Additional        Other
                                                       $1 Par        Paid-In      Comprehensive       Retained
                                                       Value         Capital       Income (Loss)       Earnings           Total
                                                       -----         -------       -------------       --------           -----

Balance, January 1, 2004                              $ 106,235         $577,863       $152,251     $ 1,297,812      $2,134,161
                                                                                                                     ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $10,545                                               (22,421)                        (22,421)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $504                                                   (1,072)                         (1,072)
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $297                                           633                             633
   Net income                                                                                            22,023          22,023
                                                                                                                     ----------
     Comprehensive loss                                                                                                    (837)
                                                                                                                     ----------
Exercise of options to purchase common shares               108            1,704                                          1,812
                                                      ---------         --------       --------     -----------      ----------

Balance, June 30, 2004                                $ 106,343         $579,567       $129,391     $ 1,319,835      $2,135,136
                                                      =========         ========       ========     ===========      ==========

Balance, January 1, 2005                              $ 107,600         $598,504       $136,138     $ 1,416,411      $2,258,653
                                                                                                                     ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $0                                                    (29,639)                        (29,639)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                    (13,136)                        (13,136)
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $0                                           2,127                           2,127
   Net income                                                                                         1,273,724       1,273,724
                                                                                                                     ----------
     Comprehensive income                                                                                             1,233,076
                                                                                                                     ----------
Exercise of options to purchase common shares                86            1,301                                          1,387
                                                      ---------         --------       --------     -----------      ----------

Balance, June 30, 2005                                $ 107,686         $599,805       $ 95,490     $ 2,690,135      $3,493,116
                                                      =========         ========       ========     ===========      ==========



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

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless doing so is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements, but does not expect that the impact will be material.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements, but does not expect that the impact will be material.

     Certain amounts for prior periods have been reclassified to reflect as discontinued operations a commercial real estate property and the Company's geothermal power business, which were sold during the fourth quarter of 2004, and to be consistent with the 2005 presentation.

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

     As more  fully  described  in the 2004  10-K,  on  January  31,  2005,  SBC
     Communications Inc. ("SBC") announced that it would buy AT&T Corp., and announced its intention to migrate the services provided by WilTel to the AT&T network. Since SBC is WilTel's largest customer, accounting for 70% of the Network segment's 2005 telecommunications revenues, the Company concluded that the SBC announcement is an event which requires the Company to assess the carrying value of WilTel's long-lived assets for impairment, principally property and equipment. Since the event which gave rise to the impairment review occurred on January 31, 2005, and is not reflective of a condition that existed as of December 31, 2004, the assessment of impairment was performed as part of the preparation of the Company's financial statements for the first quarter of 2005. Based on the assumptions described below, the Company concluded that an impairment charge was not required.

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

     The Company utilized WilTel's internal estimates of future cash flows from all of its customers over the remaining useful life of the primary asset. These assumptions reflected estimated future operating results and considered all relevant facts and circumstances. The economics and term of WilTel's future relationship with SBC were the most significant assumptions in the analysis. These assumptions were based upon the best information available; however, when the analysis was performed during the first quarter of 2005, negotiations between SBC and WilTel were not yet completed with respect to a transition services and pricing agreement and other matters. As more fully described below, WilTel and SBC subsequently entered into new agreements, and WilTel's new estimate of the cash flows that will be received from SBC pursuant to these agreements is greater than the amounts assumed for the first quarter impairment analysis. However, if WilTel's actual cash flows in the future are materially less than the amounts used for its impairment analysis, or other events occur which have a material adverse affect on WilTel's business or ability to generate future cash flows, the Company would have to prepare a new impairment analysis and may conclude that this asset group is impaired.

3. On June 15, 2005, WilTel and SBC reached an agreement, pursuant to which the existing alliance agreements between WilTel and SBC were terminated and a new Master Services Agreement and a Termination, Mutual Release and Settlement Agreement were entered into. In exchange for the termination of the existing alliance agreements and the exchange of mutual releases, WilTel will receive aggregate cash payments from SBC of $236,000,000. Of this amount, $11,000,000 is payable on January 3, 2006, and the balance is payable in twelve equal monthly installments beginning on the earlier of April 30, 2006 or the closing or termination of SBC's agreement to acquire AT&T.

     Under the new Master Services Agreement, SBC agreed to purchase WilTel services at the fixed prices that had been in effect on June 15, 2005, with minimum purchase commitments for on-net services of $600,000,000 for the period from January 1, 2005 through December 31, 2007, and $75,000,000 for the period from January 1, 2008 through December 31, 2009. If SBC fails to spend the required $600,000,000 or $75,000,000 during the respective designated periods, SBC will pay the amount of any deficiency and receive a credit equal to such amount to be used for future services. If SBC spends more than $600,000,000 during the initial three-year period, any excess will be credited toward the $75,000,000 commitment in the second period. SBC's minimum purchase commitments exclude access and off-net costs. However, for financial reporting purposes these costs are included as revenues, with offsetting amounts reported in telecommunications cost of sales, on the Company's consolidated statements of operations. As of June 30, 2005, approximately $120,000,000 of the minimum purchase commitments have been satisfied. Minimum purchase commitments are considered satisfied only when SBC has paid for the service provided, not when the service is recognized as revenue for financial reporting purposes.

     WilTel will also have the opportunity to earn up to an additional $50,000,000 by meeting quality of service performance criteria in 2006 and 2007. In addition, the Master Services Agreement provides that $18,000,000 of the $25,000,000 that SBC paid to WilTel in 2004 to pre-fund capital expenditures will be applied as a credit against amounts that would otherwise be payable for services during the second half of 2005, with the balance to be retained by WilTel. The amount received during 2004 was not recognized as income and has been reflected as a liability on the Company's consolidated balance sheet.

     WilTel will recognize the $236,000,000 of cash payments and the pre-funded capital expenditures that is not credited to SBC ($7,000,000) as other non-operating income, which is not a component of segment profit from operations. These amounts will be recognized as other income over time proportionally with the ratio of the minimum purchase commitments that have been satisfied subsequent to entering into the agreements with SBC, to the remaining minimum purchase commitment at June 15, 2005. For the periods ended June 30, 2005, $1,100,000 of this amount was reflected in other income. The quality of service performance criteria will be recognized as operating revenue during 2006 and 2007 as it is earned.

     SBC's January 2005 announcement to migrate its business from WilTel is considered an event which could reasonably be expected to have a "material adverse effect" as defined in WilTel's amended credit facility, and while WilTel can no longer access its $25,000,000 revolving credit facility it has no impact on the $358,100,000 of term loans under the agreement. However, the credit agreement provides for an event of default if there is any amendment, supplement, modification or termination of any WilTel contract or agreement that has had or could reasonably be expected to result in a material adverse effect on WilTel (as defined in the credit agreement). The Company does not believe that the new SBC agreements have had or could reasonably be expected to result in a material adverse effect on WilTel, particularly inasmuch as the Company believes that these new agreements, along with WilTel's existing liquidity, will provide WilTel with sufficient funds to pay its long-term debt obligations as they become due; as a result, the Company continues to classify the term loans as long-term debt. However, the Company has agreed with SBC that if WilTel's debt under its credit agreement becomes due and payable, and if WilTel does not have sufficient funds to pay the debt, the Company will advance to WilTel the incremental funds needed to pay the debt.

4. The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

     As more fully discussed in the 2004 10-K, at acquisition the Company established a valuation allowance that reserved for substantially all of WilTel's net deferred tax asset, because the Company could not demonstrate it would have the future taxable income necessary to realize that asset. The Company's projections of consolidated taxable income and its assessment of the need for a full valuation allowance for the deferred tax asset had been significantly influenced by the fact that it had not yet generated positive cumulative pre-tax income over a period of years on a pro forma combined basis with WilTel, and the uncertainty of WilTel's relationship with SBC in the future. During the second quarter of 2005, WilTel entered into new agreements with SBC that significantly reduced uncertainty surrounding WilTel's future profitability. Additionally, taxable income from the Company's other operations and investments, when added to WilTel's on a pro forma combined basis, have now achieved positive cumulative pre-tax income for the Company. The Company has prepared updated projections of future taxable income and has concluded that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset, and in June 2005 reversed $1,110,000,000 of the valuation allowance as a credit to income tax expense. After the adjustment, the remaining balance in the valuation allowance as of June 30, 2005 is approximately $950,000,000. For the remainder of 2005, the Company does not expect to record any material federal income tax provision; however, in future years the Company will record income tax provisions equal to its effective income tax rate, unless there is a further adjustment to the valuation allowance (see below).

     The Company's conclusion that a portion of the deferred tax asset was more likely than not to be realizable was strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considered all available evidence, both positive and negative, about its current operations and investments, included an aggregation of individual projections for each material operation and investment, incorporated the assumptions used by WilTel for its impairment analysis (updated for the new SBC agreements) and included all future years (through 2024) that the Company estimated it would have available net operating loss carryforwards. Over the projection period, the Company assumed that its readily available cash, cash equivalents and marketable securities would provide returns equivalent to the returns expected to be provided by the Company's existing operations and investments, except for certain amounts assumed to be invested on a short-term basis to meet the Company's liquidity needs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded.

     For the periods ended June 30, 2004, the Company has recorded a net federal income tax provision on income from continuing operations, inclusive of a federal tax provision netted against equity in income of associated companies. The provision for federal income tax on income from continuing operations is fully offset by federal income tax benefits recognized on losses in other comprehensive income and losses from discontinued operations. As a result, when all components of income are aggregated there is no net federal income tax expense recorded for the periods ended June 30, 2004. Income taxes for the 2004 periods also include a provision for state income taxes.

5. Results of operations for the Company's segments are reflected from the date of acquisition. Except for the telecommunications segments of WilTel, the primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

     The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable GAAP measure, which is used for all other reportable segments, for the three and six month periods ended June 30, 2005 and 2004 (in thousands):



                                                                                For the Three Month Period Ended June 30,
                                                                        -----------------------------------------------------
                                                                                    2005                        2004
                                                                        --------------------------    -----------------------
                                                                         Network          Vyvx          Network         Vyvx
                                                                         -------          ----          -------         ----

     Segment profit from operations (1) (3)                             $   49,222    $   8,346        $  31,891      $  8,713
     Depreciation and amortization expense                                 (40,047)      (1,147)         (51,117)       (2,174)
     Interest income (expense), net (2)                                     (6,645)       1,018           (7,047)         (529)
     Other non-operating income (expense), net (2) (5)                       1,018           (8)             (66)           (6)
                                                                        ----------    ---------        ---------      --------
        Income (loss) from continuing operations before income taxes
           and equity in income of associated companies                 $    3,548    $   8,209        $ (26,339)     $  6,004
                                                                        ==========    =========        =========      ========


                                                                                For the Six Month Period Ended June 30,
                                                                        ---------------------------------------------------
                                                                                    2005                        2004
                                                                        --------------------------    -----------------------
                                                                         Network          Vyvx          Network         Vyvx
                                                                         -------          ----          -------         ----

     Segment profit from operations (1) (3)                             $   98,061    $  15,348        $  46,350     $  15,064
     Depreciation and amortization expense                                 (81,143)      (2,279)        (105,662)       (4,462)
     Interest income (expense), net (2) (4)                                (11,902)       2,237          (13,602)       (1,085)
     Other non-operating income (expense), net (2) (5)                         775          (32)           2,938            14
                                                                        ----------    ---------        ---------      --------
        Income (loss) from continuing operations before income taxes
           and equity in income of associated companies                 $    5,791    $  15,274        $ (69,976)     $  9,531
                                                                        ==========    =========        =========      ========

     (1) Reflects intersegment charges from Network to Vyvx of $4,400,000 and $4,600,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $8,600,000 and $9,100,000 for the six month periods ended June 30, 2005 and 2004, respectively. Also reflects intersegment charges of $500,000 from Network to ATX for the 2005 periods.
     (2) If items in these categories cannot be directly attributed to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
     (3) For Network, for the three and six month periods ended June 30, 2005, includes $7,900,000 from the termination of a dark fiber contract and related maintenance services for which Network will not have to perform any remaining services and for which it has been paid; for the six month period ended June 30, 2005, includes gains of $13,000,000 from sales of operating assets, principally undersea cable assets.
     (4) For Vyvx for the six month period ended June 30, 2005, includes a bankruptcy claim distribution of $1,600,000 received for a security with no book value.
     (5) For the three and six month periods ended June 30, 2005, includes $1,100,000 related to the new agreements with SBC, which is discussed in Note 3. For the six month period ended June 30, 2004, includes a pre-tax gain of $2,800,000 related to cash and securities received in excess of the book value of secured claims in a customer's bankruptcy.

     Certain information concerning the Company's segments for the three and six month periods ended June 30, 2005 and 2004 is presented in the following table.


                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                                2005           2004           2005            2004
                                                                               ----           ----           ----            ----
                                                                                               (In thousands)

     Revenues and other income (a):
        Telecommunications:
           Network (b)                                                       $ 416,205      $ 369,698     $  829,287     $  731,873
           Vyvx                                                                 30,575         31,421         61,163         59,384
           ATX Communications, Inc. ("ATX")                                     30,655           --           30,655           --
        Healthcare Services                                                     61,080         64,068        128,958        127,315
        Banking and Lending                                                      1,669         11,183          3,067         19,890
        Manufacturing:
           Plastics manufacturing                                               24,624         16,675         45,443         30,076
           Idaho Timber Corporation ("ITC")                                     63,532           --           63,532           --
        Domestic Real Estate                                                     7,838          9,458         17,292         25,815
        Other Operations                                                         8,426          7,313         15,126         14,952
        Corporate (c)                                                           60,841         64,312         75,887         79,044
        Intersegment elimination (d)                                            (4,933)        (4,581)        (9,113)        (9,072)
                                                                             ---------      ---------     ----------     ----------

            Total consolidated revenues and other income                     $ 700,512      $ 569,547     $1,261,297     $1,079,277
                                                                             =========      =========     ==========     ==========

     Income (loss) from continuing operations before income taxes and equity in income of associated companies:
        Telecommunications:
           Network (d)                                                       $   3,548      $ (26,339)    $    5,791     $  (69,976)
           Vyvx (d)                                                              8,209          6,004         15,274          9,531
           ATX (d)                                                                (719)           --            (719)         --
        Healthcare Services                                                        849          5,405          2,205          7,788
        Banking and Lending                                                        689          9,252            688         14,566
        Manufacturing:
           Plastics manufacturing                                                4,677          2,336          7,945          3,262
           ITC                                                                    (351)          --             (351)         --
        Domestic Real Estate                                                     1,130          1,220            542          9,115
        Other Operations                                                        (1,620)          (965)        (5,259)          (812)
        Corporate (c)                                                           25,316         34,043          7,701         22,288
                                                                             ---------      ---------     ----------     ----------
            Total consolidated income (loss) from continuing operations before income taxes and equity in income
              of associated companies                                        $  41,728      $  30,956     $   33,817     $   (4,238)
                                                                             =========      =========     ==========     ==========

     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     (b) Includes services provided to SBC of $281,600,000 and $261,600,000, respectively, for the three month periods ended June 30, 2005 and 2004, and $560,700,000 and $500,000,000, respectively, for the six month periods ended June 30, 2005 and 2004. In addition, for the three and six month periods ended June 30, 2005, includes $1,100,000 of non-operating income related to the new agreements with SBC, which is discussed in Note 3.

     (c) Includes net securities gains of $46,900,000 and $52,500,000, respectively, for the three month periods ended June 30, 2005 and 2004, and $47,700,000 and $61,500,000, respectively, for the six month periods ended June 30, 2005 and 2004.

     (d) Eliminates intersegment revenues billed from Network to Vyvx of $4,400,000 and $4,600,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $8,600,000 and $9,100,000 for the six month periods ended June 30, 2005 and 2004, respectively, and intersegment revenues billed from Network to ATX of $500,000 for the 2005 periods. However, the intersegment revenues are included in the calculation to determine segment profit from operations and income
          (loss) from continuing operations for each of Network, Vyvx and ATX.

     For the three month periods ended June 30, 2005 and 2004, income from continuing operations has been reduced by depreciation and amortization expenses of $52,800,000 and $61,200,000, respectively; such amounts are primarily comprised of Corporate ($2,700,000 and $3,500,000, respectively), plastics manufacturing ($1,800,000 and $1,400,000, respectively), ITC manufacturing ($2,400,000 in 2005) and amounts related to WilTel's segments, which are disclosed above. For the six month periods ended June 30, 2005 and 2004, income from continuing operations has been reduced by depreciation and amortization expenses of $102,500,000 and $126,500,000, respectively; such amounts are primarily comprised of Corporate ($5,300,000 and $6,900,000, respectively), plastics manufacturing ($3,400,000 and
     $2,600,000, respectively), ITC manufacturing ($2,400,000 in 2005) and amounts related to WilTel's segments which are disclosed above. Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended June 30, 2005 and 2004, income from continuing operations has been reduced by interest expense of $25,000,000 and $24,600,000, respectively; such amounts are primarily comprised of Corporate ($15,600,000 and $14,200,000, respectively), healthcare services ($800,000 and $500,000, respectively), banking and lending ($400,000 and $700,000, respectively) and amounts related to WilTel's segments ($7,900,000 and $8,600,000, respectively). For the six month periods ended June 30, 2005 and 2004, income from continuing operations has been reduced by interest expense of $49,800,000 and $45,500,000, respectively; such amounts are primarily comprised of Corporate ($31,200,000 and $24,300,000, respectively), healthcare services ($1,500,000 and $1,000,000, respectively), banking and lending ($800,000 and $1,800,000, respectively), and amounts related to WilTel's segments ($15,300,000 and $17,100,000, respectively). Interest expense for other segments is not material.

6. The following tables provide summarized data with respect to significant investments in associated companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2005 (in thousands).

                                                                                                      June 30,        June 30,
                                                                                                        2005           2004
                                                                                                   ------------     -----------

     Olympus Re Holdings, Ltd.:
         Total revenues                                                                           $   260,200      $   244,400
         Income from continuing operations before extraordinary items                                  60,000           96,700
         Net income                                                                                    60,000           96,700
         The Company's equity in net income                                                            12,000           15,500

     EagleRock Capital Partners (QP), LP:
         Total revenues                                                                           $   (25,300)     $     7,400
         Income (loss) from continuing operations before extraordinary items                          (26,100)           6,900
         Net income (loss)                                                                            (26,100)           6,900
         The Company's equity in net income (loss)                                                    (19,500)           5,900

     Jefferies Partners Opportunity Fund II, LLC:
         Total revenues                                                                           $    17,600      $    13,900
         Income from continuing operations before extraordinary items                                  16,400           12,600
         Net income                                                                                    16,400           12,600
         The Company's equity in net income                                                            11,100            8,700


     7. A summary of investments at June 30, 2005 and December 31, 2004 is as follows (in thousands):


                                                                          June 30, 2005                     December 31, 2004
                                                                ------------------------------      -----------------------------
                                                                                Carrying Value                      Carrying Value
                                                                 Amortized       and Estimated       Amortized      and Estimated
                                                                    Cost          Fair Value            Cost          Fair Value
                                                                ------------     ------------        ---------        ----------


     Current Investments:
        Investments available for sale                           $ 857,183        $  856,527        $  939,175        $  939,313
        Trading securities                                          93,588            97,434           148,602           159,616
        Other investments, including accrued interest income         7,894             7,894             7,393             7,393
                                                                 ---------        ----------        ----------        ----------
            Total current investments                            $ 958,665        $  961,855        $1,095,170        $1,106,322
                                                                 =========        ==========        ==========        ==========

     Non-current Investments:
        Investments available for sale                           $ 493,178        $  704,859        $  432,207        $  676,051
        Other investments                                           81,953            81,953            50,731            50,731
                                                                 ---------        ----------        ----------        ----------
            Total non-current investments                        $ 575,131        $  786,812        $  482,938        $  726,782
                                                                 =========        ==========        ==========        ==========

     8. A summary of intangible assets, net and goodwill at June 30, 2005 and December 31, 2004 is as follows (in thousands):

                                                                                                   June 30,        December 31,
                                                                                                     2005             2004
                                                                                                -------------      ----------

     Customer relationships, net of accumulated amortization of $2,113 and $491                 $    61,488         $  1,472
     Trademarks and tradename, net of accumulated amortization of $101                                5,059             --
     Patents, net of accumulated amortization of $65                                                  2,265             --
     Software, net of accumulated amortization of $191                                                4,909             --
     Other intangible assets, net of accumulated amortization of $188                                 1,939             --
     Goodwill                                                                                        16,365             --
                                                                                                -----------         --------
                                                                                                $    92,025         $  1,472
                                                                                                ===========         ========

     The net carrying amount of intangible assets increased due to acquisitions made during 2005, and are being amortized on a straight-line basis over their average useful lives. See Note 14 for further information.

     Amortization expense on intangible assets was $2,700,000 and $600,000, respectively, for the three month periods ended June 30, 2005 and 2004, and $3,000,000 and $1,100,000, respectively, for the six month periods ended June 30, 2005 and 2004. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2005 (for the remaining six months) - $4,900,000; 2006 - $9,800,000; 2007 - $8,600,000; 2008 - $8,100,000; and 2009 - $8,100,000.

     At June 30, 2005, goodwill was comprised of $4,800,000, $8,200,000 and $3,400,000 within the ATX telecommunications, plastics manufacturing and ITC manufacturing segments, respectively.

     9. A summary of accumulated other comprehensive income (loss), net of taxes at June 30, 2005 and December 31, 2004 is as follows (in thousands):

                                                                              June 30,         December 31,
                                                                                2005               2004
                                                                             ----------        -----------

          Net unrealized gains on investments                               $  123,557         $  153,196
          Net unrealized foreign exchange gains                                  1,173             14,309
          Net unrealized losses on derivative instruments                       (1,628)            (3,755)
          Net minimum pension liability                                        (27,612)           (27,612)
                                                                            ----------         ----------
                                                                            $   95,490         $  136,138
                                                                            ==========         ==========

10. Investment and other income includes changes in the fair values of derivative financial instruments of $(1,300,000) and $2,500,000, respectively, for the three month periods ended June 30, 2005 and 2004, and $(200,000) and $1,300,000 respectively, for the six month periods ended June 30, 2005 and 2004.

11. Pension expense charged to operations for the three and six month periods ended June 30, 2005 and 2004 related to the defined benefit pension plan (other than WilTel's plan) included the following components (in thousands):

                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2005           2004           2005            2004
                                                                             ----           ----           ----            ----

     Interest cost                                                           $  512         $  531         $1,023          $1,063
     Expected return on plan assets                                            (229)          (447)          (457)           (895)
     Actuarial loss                                                             208            144            416             288
     Amortization of prior service cost                                           1           --                2               1
                                                                             ------         ------         ------          ------

        Net pension expense                                                  $  492         $  228         $  984          $  457
                                                                             ======         ======         ======          ======

     WilTel's pension expense charged to operations for the three and six month periods ended June 30, 2005 and 2004 related to the defined benefit pension plan included the following components (in thousands):



                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2005           2004           2005            2004
                                                                             ----           ----           ----            ----

     Interest cost                                                           $2,052         $1,612         $4,103          $3,224
     Service cost                                                               966            864          1,931           1,727
     Expected return on plan assets                                          (1,327)          (961)        (2,653)         (1,921)
     Actuarial loss                                                              11            --              23              --
                                                                             ------         ------         ------          ------
        Net pension expense                                                  $1,702         $1,515         $3,404          $3,030
                                                                             =======        ======         ======          ======

     Employer contributions to WilTel's defined benefit pension plan were $4,500,000 during the first six months of 2005.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and six month periods ended June 30, 2005 and 2004.

12. Per share amounts were calculated by dividing income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes, net of the income tax effect. The number of shares used to calculate basic earnings (loss) per share amounts was 107,652,000 and 106,320,000 for the three month periods ended June 30, 2005 and 2004, respectively, and 107,633,000 and 106,295,000 for the six month periods ended June 30, 2005 and 2004, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 115,513,000 and 112,948,000 for the three month periods ended June 30, 2005 and 2004, respectively, and 115,509,000 and 107,217,000 for the six month periods ended June 30, 2005 and 2004, respectively.

13. Cash paid for interest and net income taxes paid (refunded) was $52,000,000 and $1,400,000, respectively, for the six month period ended June 30, 2005 and $38,000,000 and $(27,800,000), respectively, for the six month period ended June 30, 2004.

14. In February 2005, the plastics manufacturing segment acquired the assets of NSW, LLC U.S. ("NSW") for a purchase price of approximately $26,800,000, subject to working capital adjustments, and recorded an aggregate of $10,200,000 of intangible assets and $8,200,000 of goodwill. NSW has a manufacturing and distribution facility in Roanoke, Virginia, which manufactures a variety of products including produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes. The NSW intangible assets will be amortized on a straight-line basis over the following average useful lives: customer relationships - 16 years, trademarks and tradename - 19 years, patents - 15 years and other intangible assets - 5 years.

     The bankruptcy plan (the "Plan") of ATX Communications, Inc. and certain of its affiliates (collectively "ATX") was confirmed by the Bankruptcy Court for the Southern District of New York and became effective on April 22, 2005. The Company has consolidated ATX since the effective date of the Plan. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the United States. ATX has entered into agreements to sell its Midwest region business and its internet service provider business; as of the date of acquisition these businesses were held for sale in the net amount of $14,500,000.

     In December 2003, the Company purchased all of ATX's debt obligations under its senior secured credit facility for $25,000,000. As contemplated by the Plan, in exchange for its investment in the credit facility the Company received 94.4% of the new common stock of the reorganized ATX and a new $25,000,000 senior secured note which bears interest at 10%. In addition, the Company provided ATX $5,000,000 of debtor-in-possession financing and $25,000,000 of exit financing to fund bankruptcy related payments and working capital requirements. On behalf of ATX, the Company also obtained cash collateralized letters of credit totaling $14,700,000 issued for the benefit of one of ATX's vendors. The requirement to provide the letters of credit will decline over a period of years, commencing in 2006. The aggregate purchase price for ATX was $56,300,000, which includes all the financing provided to ATX by the Company and acquisition expenses.

     Based upon its preliminary allocation of the purchase price, the Company has recorded ATX intangible assets of $20,400,000 and goodwill of $4,800,000. The intangible assets will be amortized on a straight-line basis over the following average useful lives: trademarks - 10 years, customer relationships - 7 years, software - 5 years, and other intangibles
     - 2 years. The Company will not finalize its allocation of the purchase price until an independent third-party appraisal of the fair value of the assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation could result in changes to property and equipment, identifiable intangible assets and/or goodwill. However, the Company does not expect that its final allocation of the purchase price will be materially different from the preliminary allocation.

     In May 2005, the Company acquired Idaho Timber Corporation and certain affiliated entities ("ITC") for total cash consideration of $138,900,000, including working capital adjustments and expenses. The Company has consolidated ITC from the date of acquisition. ITC was a privately held corporation that is headquartered in Boise, Idaho, which "remanufactures" dimensional lumber, home center boards, 5/4" radius-edge decking and a number of specialized products. ITC operates ten facilities located throughout the United States, and its revenue is principally derived from the purchase of bundles of low-grade lumber on the spot market, and the conversion of that lumber into higher-grade lumber through sorting and minor rework.

     Based upon its preliminary allocation of the purchase price, the Company has recorded ITC intangible assets of $46,200,000 and goodwill of $3,400,000. The intangible assets will be amortized on a straight-line basis over the following average useful lives: customer relationships - 10 years, and other intangibles - 1 year. The Company will not finalize its allocation of the purchase price until an independent third-party appraisal of the fair value of the assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation could result in changes to property and equipment, identifiable intangible assets and/or goodwill. However, the Company does not expect that its final allocation of the purchase price will be materially different from the preliminary allocation.

     Unaudited pro forma operating results for the Company, assuming the acquisitions of ATX and ITC had occurred as of the beginning of each period presented below are as follows (in thousands, except per share amounts):

                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2005           2004           2005            2004
                                                                             ----           ----           ----            ----

     Revenues                                                              $  745,200      $ 719,600     $1,432,700     $1,362,100
     Income before extraordinary items and cumulative
      effect of a change in accounting principles                          $1,268,300      $  47,300     $1,274,600     $   43,700
     Net income                                                            $1,268,300      $  47,300     $1,274,600     $   43,700
     Per Share:
          Basic                                                                $11.78           $.45         $11.84           $.41
          Diluted                                                              $11.01           $.43         $11.10           $.41

     Prior to its acquisition by the Company, during 2005 ITC recorded aggregate expenses of $6,500,000 for consulting and advisory fees, legal and accounting fees, incentive compensation and other items all related to ITC's efforts to sell the company. Substantially all of these costs are included in their historical results for the second quarter of 2005.

     Pro forma adjustments principally reflect the preliminary allocation of the purchase price to the difference between the fair value and book value of property and equipment, resulting in increases or decreases to historical depreciation expense, and the allocation to identifiable intangible assets discussed above, resulting in increased amortization expense. For ATX, the pro forma adjustments also include the elimination of net reorganization items, which principally resulted from a gain recognized upon the discharge of ATX indebtedness in bankruptcy, fresh start accounting adjustments and bankruptcy related professional fees, and the reversal of historical interest expense related to indebtedness that was discharged in bankruptcy. The increase or (decrease) to historical income from the pro forma adjustments is as follows (in thousands):


                                                                             For the Three Month            For the Six Month
                                                                            Period Ended June 30,         Period Ended June 30,
                                                                            ---------------------         ---------------------
                                                                             2005           2004           2005            2004
                                                                             ----           ----           ----            ----

     Depreciation and amortization expenses                                 $   (200)    $  (3,400)     $  (5,400)      $  (7,600)
     Reorganization items                                                   $ (3,500)    $   3,500      $  (1,000)      $  20,400

     The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisitions of ATX and ITC had actually occurred as of the beginning of the periods presented. Unaudited pro forma data for NSW is not included as the amounts were not material.

15. In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. After satisfaction of mortgage indebtedness on the hotel of $22,100,000 at closing, the Company received net cash proceeds of approximately $73,000,000, and recorded a pre-tax gain of $56,600,000 (reflected in discontinued operations). Historical operating results for the hotel have not been material.

16. In May 2005, an entity in which the Company has a non-controlling equity interest ("Union Square") sold its interest in an office complex located on Capitol Hill in Washington, D.C. and the Company recognized a pre-tax gain of $71,900,000. The gain is reported in the caption equity in income of associated companies. The Company's share of the net proceeds is $72,800,000, all of which was received except for $1,000,000 that remains in escrow and is expected to be received during the fourth quarter of 2005.

17. In May 2005, the Company's 72.1% owned subsidiary, MK Resources Company ("MK"), entered into a share purchase agreement with the Company and Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, that provides for Inmet's acquisition of 70% of MK's interest in Cobre Las Cruces, S.A. ("CLC"), a wholly-owned Spanish subsidiary of MK that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet will acquire the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares. The Inmet shares will have the benefit of a registration rights agreement; however, the shares may not be transferred or sold to a third party until the earlier of four years from the closing date or the date on which the Company is no longer obligated under the guarantee discussed below. Although the Company does not currently believe it will record any loss on the sale at closing, any gain or loss recorded by the Company would be based upon the fair value of the Inmet stock on the date it is received.

     Closing of the transaction is subject to a number of conditions, including the Company's acquisition of the outstanding MK common shares that it doesn't already own, the execution of project financing commitments with third parties to provide for no less than $255,000,000 (including interest during construction), a 66 million euro bridge facility and other customary closing conditions. The Company has entered into a merger agreement with MK to acquire the remaining MK common shares for aggregate merger consideration of approximately 333,500 of the Company's common shares. MK has scheduled a shareholder meeting to vote on the merger on August 9, 2005, and since the agreement with Inmet requires the Company to vote its shares in favor of the merger, approval is assured. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($32,300,000 of which has already been loaned), and the Company has agreed to provide a payment guarantee for 30% of the third party project financing until such time as the completion tests to be specified under the project financing have been achieved.

18. During the third quarter of 2005, the Company's banking and lending subsidiary sold its remaining customer deposits and surrendered its national bank charter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 10-K.

                         Liquidity and Capital Resources

For the six month period ended June 30, 2005, net cash was provided by operations principally as a result of the collection of a receivable related to a former partnership interest, as discussed below, distributions from associated companies and a decrease in the Company's investment in the trading portfolio. For the six month period ended June 30, 2004, net cash was provided by operations principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures, the refund of excess federal income tax payments, accrued but unpaid interest on debt and an increase in accounts payable due to the timing of payments.

As of June 30, 2005, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by its regulated subsidiary and non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,668,900,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $939,500,000 (56.3%), the equity investment in White Mountains Insurance Group, Ltd. of $236,600,000 (14.2%) (which can be sold privately or otherwise in compliance with the securities laws and have the benefit of a registration rights agreement) and other publicly traded debt and equity securities aggregating $492,800,000 (29.5%).

In June 2005, the Company's 8 1/4% senior subordinated notes, which had an outstanding principal amount of $19,100,000, matured. The Company repaid these notes and the related accrued interest with readily available cash resources.

As of June 30, 2005, WilTel had aggregate cash and investments of $289,600,000, an increase of $49,900,000 from December 31, 2004. The increase during this period reflects WilTel's positive operating results, reduced by WilTel's capital expenditures of $44,000,000. Substantially all of WilTel's assets have been pledged to secure its outstanding long-term debt, principally to secure its obligations under its credit agreement ($358,100,000 outstanding as of June 30, 2005) and its mortgage debt ($59,900,000 outstanding at June 30, 2005).

On June 15, 2005, WilTel and SBC reached an agreement, pursuant to which the existing alliance agreements between WilTel and SBC were terminated and a new Master Services Agreement and a Termination, Mutual Release and Settlement Agreement were entered into. In exchange for the termination of the existing alliance agreements and the exchange of mutual releases, WilTel will receive aggregate cash payments from SBC of $236,000,000. Of this amount, $11,000,000 is payable on January 3, 2006, and the balance is payable in twelve equal monthly installments beginning on the earlier of April 30, 2006 or the closing or termination of SBC's agreement to acquire AT&T. SBC also agreed to minimum purchase commitments for WilTel services and other performance based payments which are discussed in results of operations below.

SBC's January 2005 announcement to migrate its business from WilTel is considered an event which could reasonably be expected to have a "material adverse effect" as defined in WilTel's amended credit facility, and while WilTel can no longer access its $25,000,000 revolving credit facility it has no impact on the $358,100,000 of term loans under the agreement. However, the credit agreement provides for an event of default if there is any amendment, supplement, modification or termination of any WilTel contract or agreement that has had or could reasonably be expected to result in a material adverse effect on WilTel (as defined in the credit agreement). The Company does not believe that the new SBC agreements have had or could reasonably be expected to result in a material adverse effect on WilTel, particularly inasmuch as the Company believes that these new agreements, along with WilTel's existing liquidity, will provide WilTel with sufficient funds to pay its long-term debt obligations as they become due; as a result, the Company continues to classify the term loans as long-term debt. However, the Company has agreed with SBC that if WilTel's debt under its credit agreement becomes due and payable, and if WilTel does not have sufficient funds to pay the debt, the Company will advance to WilTel the incremental funds needed to pay the debt.

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

WilTel is a party to various legal actions and claims, and has reserved $20,900,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

As more fully described in the 2004 10-K, current operating activities at the banking and lending segment have been concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. During 2005, the Company's banking and lending subsidiary filed a formal plan with the Office of the Comptroller of the Currency to liquidate its operations and surrender its national bank charter. In the third quarter of 2005, the Company's banking and lending subsidiary sold its remaining customer deposits and surrendered its national bank charter. As of June 30, 2005, the banking and lending segment had outstanding loans of $3,500,000 and deposit liabilities of $15,900,000.

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

In February 2005, the plastics manufacturing segment acquired the assets of NSW for approximately $26,800,000, subject to working capital adjustments. NSW has a manufacturing and distribution facility in Roanoke, Virginia, and for its year ended December 31, 2004 generated annual sales of approximately $20,000,000. Products manufactured by NSW include produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes. The funds for the acquisition were provided from the Company's readily available cash resources.

In April 2005, the Company acquired ATX upon the effectiveness of its bankruptcy plan for approximately $56,300,000, including expenses, of which $25,300,000 was spent in 2005 and the balance was spent during 2003 and 2004. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the United States. ATX has entered into agreements to sell its Midwest region business and its internet service provider business; as of the date of acquisition these businesses were held for sale in the net amount of $14,500,000.

In May 2005, the Company acquired ITC for total cash consideration of $138,900,000, including working capital adjustments and expenses. ITC "remanufactures" dimensional lumber, home center boards, 5/4" radius-edge decking and a number of specialized products and operates ten facilities located throughout the United States. Its revenue is principally derived from the purchase of bundles of low-grade lumber on the spot market, and the conversion of that lumber into higher-grade lumber through sorting and minor rework. The funds for the acquisition were provided from the Company's readily available cash resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000 (before closing costs and other required payments). After satisfaction of mortgage indebtedness on the hotel of $22,100,000 at closing, the Company received net cash proceeds of approximately $73,000,000.

In May 2005, an entity in which the Company has a non-controlling equity interest ("Union Square") sold its interest in an office complex located on Capitol Hill in Washington, D.C. The Company's share of the net proceeds is $72,800,000, all of which was received except for $1,000,000 that remains in escrow and is expected to be received during the fourth quarter of 2005.

In May 2005, MK entered into a share purchase agreement with the Company and Inmet, a Canadian-based global mining company, which provides for Inmet's acquisition of 70% of MK's interest in CLC, a wholly-owned Spanish subsidiary of MK that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet will acquire the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares. The Inmet shares will have the benefit of a registration rights agreement; however, the shares may not be transferred or sold to a third party until the earlier of four years from the closing date or the date on which the Company is no longer obligated under the guarantee discussed below.

Closing of the transaction is subject to a number of conditions, including the Company's acquisition of the outstanding MK common shares that it doesn't already own, the execution of project financing commitments with third parties to provide for no less than $255,000,000 (including interest during construction), a 66 million euro bridge facility and other customary closing conditions. The Company has entered into a merger agreement with MK to acquire the remaining MK common shares for aggregate merger consideration of approximately 333,500 of the Company's common shares. MK has scheduled a shareholder meeting to vote on the merger on August 9, 2005, and since the agreement with Inmet requires the Company to vote its shares in favor of the merger, approval is assured. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($32,300,000 of which has already been loaned), and the Company has agreed to provide a payment guarantee for 30% of the third party project financing until such time as the completion tests to be specified under the project financing have been achieved.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

As discussed above, on January 31, 2005, SBC announced that it would buy AT&T and announced its intention to migrate the services provided by WilTel to the AT&T network. Since SBC is WilTel's largest customer, accounting for 70% of the Network segment's 2005 telecommunications revenues, the Company concluded that the SBC announcement is an event which requires the Company to assess the carrying value of WilTel's long-lived assets for impairment, principally property and equipment. Since the event which gave rise to the impairment review occurred on January 31, 2005, and is not reflective of a condition that existed as of December 31, 2004, the assessment of impairment was performed as part of the preparation of the Company's financial statements for the first quarter of 2005. Based on the assumptions described below, the Company concluded that an impairment charge was not required.

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

The Company utilized WilTel's internal estimates of future cash flows from all of its customers over the remaining useful life of the primary asset. These assumptions reflected estimated future operating results and considered all relevant facts and circumstances. The economics and term of WilTel's future relationship with SBC were the most significant assumptions in the analysis. These assumptions were based upon the best information available; however, when the analysis was performed during the first quarter of 2005, negotiations between SBC and WilTel were not yet completed with respect to a transition services and pricing agreement and other matters. As more fully described above, WilTel and SBC subsequently entered into new agreements, and WilTel's new estimate of the cash flows that will be received from SBC pursuant to these agreements is greater than the amounts assumed for the first quarter impairment analysis. However, if WilTel's actual cash flows in the future are materially less than the amounts used for its impairment analysis, or other events occur which have a material adverse affect on WilTel's business or ability to generate future cash flows, the Company would have to prepare a new impairment analysis and may conclude that this asset group is impaired.

The Company's conclusion that an impairment charge was not required does not mean that the Company believes the fair value of the network asset group equals its current carrying value. Under FAS 144, an asset group is considered recoverable (and no impairment charge is recorded) if management's estimate of the direct cash flows that the asset group can generate is, on an undiscounted basis, greater than the carrying value. However, since the Company's estimate of the future cash flows is undiscounted and extends over 16 years, the determination of the fair value of the asset group would have to include, among other factors, discounting the gross cash flows to their net present value at an appropriate rate.

Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment would be charged to income in such period. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

As more fully discussed in the 2004 10-K, at acquisition the Company established a valuation allowance that reserved for substantially all of WilTel's net deferred tax asset, because the Company could not demonstrate it would have the future taxable income necessary to realize that asset. The Company's projections of consolidated taxable income and its assessment of the need for a full valuation allowance for the deferred tax asset had been significantly influenced by the fact that it had not yet generated positive cumulative pre-tax income over a period of years on a pro forma combined basis with WilTel, and the uncertainty of WilTel's relationship with SBC in the future. During the second quarter of 2005, WilTel entered into new agreements with SBC that significantly reduced uncertainty surrounding WilTel's future profitability. Additionally, taxable income from the Company's other operations and investments, when added to WilTel's on a pro forma combined basis, have now achieved positive cumulative pre-tax income for the Company. The Company has prepared updated projections of future taxable income and has concluded that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset, and in June 2005 reversed $1,110,000,000 of the valuation allowance as a credit to income tax expense. After the adjustment, the remaining balance in the valuation allowance as of June 30, 2005 is approximately $950,000,000. For the remainder of 2005, the Company does not expect to record any material federal income tax provision; however, in future years the Company will record income tax provisions equal to its effective income tax rate, unless there is a further adjustment to the valuation allowance (see below).

The Company's conclusion that a portion of the deferred tax asset was more likely than not to be realizable was strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considered all available evidence, both positive and negative, about its current operations and investments, included an aggregation of individual projections for each material operation and investment, incorporated the assumptions used by WilTel for its impairment analysis (updated for the new SBC agreements) and included all future years (through 2024) that the Company estimated it would have available net operating loss carryforwards. Over the projection period, the Company assumed that its readily available cash, cash equivalents and marketable securities would provide returns equivalent to the returns expected to be provided by the Company's existing operations and investments, except for certain amounts assumed to be invested on a short-term basis to meet the Company's liquidity needs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded.

The Company is required to record the adjustment to the deferred tax asset valuation allowance under generally accepted accounting principles. While the adjustment significantly increases the Company's June 2005 net worth (an increase of 47%), there is no current cash benefit to the Company. The adjustment will also result in the recording of material income tax expense in the future, even though there will be no material cash expenditure for income taxes. Further, while the adjustment results from the projection of taxable income over a long period of time, under generally accepted accounting principles the expected future tax savings are not discounted. As a result, this adjustment increases the Company's net worth attributable to tax savings before the Company has generated the taxable income necessary to realize those tax savings; when the tax savings are actually realized over time, net worth will be reduced by the recording of a deferred tax provision. Reflecting tax savings before the tax is actually saved results in the Company's balance sheet being less conservative than the Company would want it to be. However, this accounting policy is mandated by generally accepted accounting principles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

                              Results of Operations

                  The 2005 Periods Compared to the 2004 Periods

Telecommunications - Network and Vyvx

The following tables reconcile WilTel's segment profit from operations to income
(loss) from continuing operations before income taxes for the three and six month periods ended June 30, 2005 and 2004. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.



                                                                           For the Three Month Period Ended June 30,
                                                                      2005                                    2004
                                                       ------------------------------------     ------------------------------------
                                                       Network          Vyvx          Total        Network       Vyvx        Total
                                                       -------      -----------   ----------    -----------  -----------  ---------
                                                                                        (In thousands)

Operating revenues (1) (3)                             $  407,100   $   30,400     $ 437,500    $   364,100   $  31,400   $ 395,500
                                                       ==========   ==========     =========    ===========    =========  =========
Segment profit from operations (3)                     $   49,200   $    8,400     $  57,600    $    31,900   $   8,700   $  40,600
Depreciation and amortization expense                     (40,000)      (1,200)      (41,200)       (51,100)     (2,200)    (53,300)
Interest income (expense), net (2)                         (6,600)       1,000        (5,600)        (7,000)       (500)     (7,500)
Other non-operating income (expenses), net (2) (5)          1,000         --           1,000           (100)       --          (100)
                                                       ----------   ----------     ---------    -----------    ---------  ---------

   Pre-tax income (loss)                               $    3,600   $    8,200     $  11,800    $   (26,300)  $   6,000   $ (20,300)
                                                       ==========   ==========     =========    ===========   =========   =========

                                                                           For the Six Month Period Ended June 30,
                                                                       2005                                   2004
                                                       -------------------------------------    ---------------------------------
                                                       Network          Vyvx          Total        Network         Vyvx      Total
                                                       -------      -----------   ----------    -------------  ----------  -------
                                                                                        (In thousands)

Operating revenues (1) (3)                             $  814,000   $   59,200     $ 873,200    $   717,200   $  59,200   $ 776,400
                                                       ==========   ==========     =========    ===========   =========   =========
Segment profit from operations (3)                     $   98,100   $   15,300     $ 113,400    $    46,400   $  15,100   $  61,500
Depreciation and amortization expense                     (81,200)      (2,200)      (83,400)      (105,700)     (4,500)   (110,200)
Interest income (expense), net (2) (4)                    (11,900)       2,200        (9,700)       (13,600)     (1,100)    (14,700)
Other non-operating income (expenses), net (2) (5)            800         --             800          2,900         --        2,900
                                                       ----------   ----------     ---------    -----------   ---------   ---------

    Pre-tax income (loss)                              $    5,800   $   15,300     $  21,100    $   (70,000)  $   9,500   $ (60,500)
                                                       ==========   ==========     =========    ===========   =========   =========

(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $4,400,000 and $4,600,000, respectively, for the three month periods ended June 30, 2005 and 2004, and $8,600,000 and $9,100,000, respectively, for the six month periods ended June 30, 2005 and 2004, and intersegment revenue billed from Network to ATX of $500,000 for the 2005 periods.
(2) If items in these categories cannot be directly attributable to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
(3) For Network, for the three and six month periods ended June 30, 2005, includes $7,900,000 from the termination of a dark fiber contract and related maintenance services for which Network will not have to perform any remaining services and for which it has been paid; for the six month period ended June 30, 2005, includes gains of $13,000,000 from sales of operating assets, principally undersea cable assets.
(4) For Vyvx for the six month period ended June 30, 2005, includes a bankruptcy claim distribution of $1,600,000 received for a security with no book value.
(5)  For the  three  and  six  month  periods  ended  June  30,  2005,  includes
     $1,100,000 related to the new agreements with SBC, which is discussed below. For the six month period ended June 30, 2004, WilTel's other non-operating income includes a pre-tax gain of $2,800,000 related to cash and securities received in excess of the book value of secured claims in a customer's bankruptcy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Network's  revenues  include  services  provided  to  SBC  of  $281,600,000  and
$261,600,000 for the three month periods ended June 30, 2005 and 2004, respectively, representing approximately 70% and 71%, respectively, of Network's telecommunications revenues, and $560,700,000 and $500,000,000 for the six month periods ended June 30, 2005 and 2004, respectively, representing approximately 70% and 69%, respectively, of Network's telecommunications revenues. Network's revenues from SBC have continued to grow, principally related to voice products. Revenues attributable to other RBOCs were approximately 5% and 4% of Network's telecommunications revenues for the three month periods ended June 30, 2005 and 2004, respectively, and 6% and 5% for the six month periods ended June 30, 2005 and 2004, respectively. Revenues for non-SBC related business for the three and six month periods ended June 30, 2005 grew approximately 13% and 5%, respectively, over the same periods in 2004, principally from data products.

Under the new SBC Master Services Agreement, SBC agreed to purchase WilTel services at the fixed prices that had been in effect on June 15, 2005, with minimum purchase commitments for on-net services of $600,000,000 for the period from January 1, 2005 through December 31, 2007, and $75,000,000 for the period from January 1, 2008 through December 31, 2009. If SBC fails to spend the required $600,000,000 or $75,000,000 during the respective designated periods, SBC will pay the amount of any deficiency and receive a credit equal to such amount to be used for future services. If SBC spends more than $600,000,000 during the initial three-year period, any excess will be credited toward the $75,000,000 commitment in the second period. SBC's minimum purchase commitments exclude access and off-net costs. However, for financial reporting purposes these costs are included as revenues, with offsetting amounts reported in telecommunications cost of sales, on the Company's consolidated statements of operations. As of June 30, 2005, approximately $120,000,000 of the minimum purchase commitments have been satisfied. Minimum purchase commitments are considered satisfied only when SBC has paid for the service provided, not when the service is recognized as revenue for financial reporting purposes. WilTel also has the opportunity to earn up to an additional $50,000,000 by meeting quality of service performance criteria in 2006 and 2007.

The $236,000,000 of termination payments due from SBC (along with $7,000,000 previously funded by SBC for capital expenditures) is being classified as other non-operating Network income, which is not a component of segment profit from operations. It is being recognized as other income over time proportionally with the ratio of the minimum purchase commitments that have been earned subsequent to entering into the agreements with SBC, to the remaining minimum purchase commitment at June 15, 2005. For the periods ended June 30, 2005, $1,100,000 of this amount was reflected in other income.

Network's cost of sales reflects the level of revenues, and is comprised of variable charges paid to access vendors to originate and/or terminate switched voice traffic, and fixed charges for leased facilities and local off-net costs. Network's cost of sales for the three and six month periods ended June 30, 2005 includes charges of approximately $1,300,000 and $3,900,000 for changes in the estimated accrual for access costs incurred but not yet billed. Adjustments to the estimated accrual for access costs for the same periods of 2004 were not material. In addition, access cost dispute resolutions were less favorable for the three and six month periods ended June 30, 2005 as compared to the prior year's periods by approximately $3,300,000 and $1,600,000, respectively. Network's cost of sales for the six months ended June 30, 2004 also included a charge of $3,500,000 for international voice access costs, for which no revenue was recognized. WilTel entered into a commitment for these access costs in order to provide services for a specific customer; however, the customer defaulted under its contract, and WilTel accrued the remaining amount of the commitment, but does not expect to be able to recover from its customer.

Network's salaries and incentive compensation were $30,000,000 and $29,000,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $58,800,000 and $56,600,000 for the six month periods ended June 30, 2005 and 2004, respectively, and selling, general and other expenses were $37,900,000 and $32,200,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $78,300,000 and $70,500,000 for the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

six month periods ended June 30, 2005 and 2004, respectively. Selling, general and other expenses for the three and six month periods ended June 30, 2005 included greater contract maintenance costs primarily for equipment that is no longer under warranty ($3,000,000 and $3,200,000, respectively), higher sales commissions ($700,000 and $1,400,000, respectively) and the amortization of costs relating to WilTel's 2004 debt refinancing ($500,000 and $1,000,000, respectively). Selling, general and other expenses for the three and six month 2005 periods also reflect lower property and ad valorem taxes of $1,200,000 and $2,300,000, respectively. Selling, general and other expenses for the six month period ended June 30, 2005 also included a charge of $1,700,000 for repairs resulting from weather related fiber damage and increased advertising and legal expenses. For the three and six month periods ended June 30, 2004, selling, general and other expenses includes a reduction of $4,100,000 and $4,700,000, respectively, to the provision for doubtful accounts, principally due to the collection of previously reserved accounts receivable that had been in dispute. Selling, general and other expenses for the first quarter of 2004 included a charge of $2,700,000 to the provision for doubtful accounts to fully reserve for a customer's accounts receivable.

Vyvx operating revenues were $30,400,000 and $31,400,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $59,200,000 for each of the six month periods ended June 30, 2005 and 2004. The slight decline in revenues in the second quarter of 2005 as compared to 2004 reflects the impact of price reductions and the loss of the National Hockey League revenues resulting from its labor dispute, partially offset by higher occasional fiber business. Revenues for the six month period ended June 30, 2005 were largely unchanged compared to the same period in 2004 due to increased advertising distribution services relating to movies, partially offset by the impact of the factors mentioned above for the three month periods.

Vyvx cost of sales reflects the level of revenue and is comprised primarily of amounts billed by Network to Vyvx for transporting content over the WilTel network, costs paid to other providers for local access and other off-net services, transponder expenses and freight and overnight delivery costs. The Company's consolidated statement of operations includes Vyvx salaries and incentive compensation expense of $4,600,000 for each of the three month periods ended June 30, 2005 and 2004 and $9,100,000 and $8,800,000 for the six month periods ended June 30, 2005 and 2004, respectively, and selling, general and other expenses of $4,100,000 and $3,600,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $7,900,000 and $7,200,000 for the six month periods ended June 30, 2005 and 2004, respectively. Vyvx's gross margins remained relatively unchanged in the second quarter of 2005 as compared to the same period in 2004 as costs decreased consistent with the decline in revenues. The increase in Vyvx's gross margins for the six month 2005 period compared to the same period in 2004 resulted primarily from higher advertising distribution services revenue and a greater percentage of those services being provided by electronic versus physical distribution, for which the costs are lower.

Depreciation and amortization expense for the Network and Vyvx segments declined in the 2005 periods as compared to the 2004 periods, principally as a result of certain assets becoming fully depreciated partially offset by the impact of new depreciable assets being placed into service.

Telecommunications - ATX

ATX has been consolidated by the Company since April 22, 2005, the effective date of its bankruptcy plan. For the 2005 periods, ATX telecommunications revenues and other income were $30,700,000, telecommunications cost of sales were $19,400,000, salaries and incentive compensation expense was $5,100,000, depreciation and amortizations expenses were $1,800,000, selling, general and other expenses were $5,000,000 and ATX had a pre-tax loss of $700,000. ATX results reflect intersegment charges from WilTel's Network segment of $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Healthcare Services

Pre-tax income of the healthcare services segment was $800,000 and $5,400,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $2,200,000 and $7,800,000 for the six month periods ended June 30, 2005 and 2004, respectively. For the three month periods ended June 30, 2005 and 2004, healthcare services revenues were $61,100,000 and $64,100,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, was $51,300,000 and $52,300,000, respectively. For the six month periods ended June 30, 2005 and 2004, healthcare services revenues were $129,000,000 and
$127,300,000, respectively, and cost of sales were $107,800,000 and $104,100,000, respectively.

The decrease in healthcare revenues for the second quarter of 2005 as compared to the same period in 2004 principally resulted from its termination of certain underperforming customers, customer attrition and the sale of Symphony's respiratory line of business. The increase in healthcare revenues for the six month 2005 period as compared to the same period in 2004 primarily resulted from an increase in the amount of services provided and an increase in outpatient therapy rates. During the six month periods ended June 30, 2005 and 2004, one customer accounted for approximately 13% and 16%, respectively, of Symphony's revenues.

The decline in gross margins in the 2005 periods as compared to the 2004 periods reflects revenue changes discussed above, higher hourly wages and benefits paid to attract and retain therapists and greater amounts incurred for independent contractors, both due to a shortage of licensed therapists in the marketplace. The decline in pre-tax results for the 2005 periods also reflects higher borrowing costs, depreciation expense, professional fees for certain outsourced services and expenditures for hiring, training and automation, which Symphony hopes will help offset the increase in the costs of therapists. Pre-tax results for the six month period ended June 30, 2005 period also reflect aggregate gains of $500,000 from the sale of certain property and the respiratory line of business. Pre-tax income for the 2004 periods also included $2,700,000 from the collection of receivables in excess of their carrying amounts.

Manufacturing

Pre-tax income for the plastics manufacturing segment was $4,700,000 and $2,300,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $7,900,000 and $3,300,000 for the six month periods ended June 30, 2005 and 2004, respectively. Its revenues were $24,600,000 and $16,700,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $45,400,000 and $30,100,000 for the six month periods ended June 30, 2005 and 2004, respectively.

Revenues for the plastics manufacturing segment increased by $7,900,000 and $15,300,000 in the three and six month periods ended June 30, 2005 as compared to the same periods in 2004, reflecting NSW's revenues since acquisition of $5,100,000 and $7,500,000, respectively, and increases in substantially all of the segment's markets. These increases result from a variety of factors including strong housing and construction markets, new products developed late in 2004, and the impact of price increases implemented during the second half of 2004 and in the first quarter of 2005. Although raw material costs increased significantly in 2005, the aforementioned increases in selling prices in most markets, along with increased sales and production volumes enabled this segment to maintain its gross profit margins. Gross margins for the three and six month periods ended June 30, 2005 also reflect $200,000 and $500,000, respectively, of greater amortization expense on intangible assets resulting from acquisitions.

Revenues for ITC from the date of acquisition through June 30, 2005 were $63,500,000; gross profit was $3,400,000, depreciation and amortization expenses were $1,800,000 and pre-tax loss was $400,000. ITC revenues, gross profit and pre-tax results reflect an oversupply in its dimensional lumber and home center boards markets, which has resulted in lower sales prices without a corresponding reduction in raw material costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Banking and Lending

As stated in the 2004 10-K, the current activities of the banking and lending segment are concentrated on collecting and servicing its remaining loan portfolio, maximizing returns on its investment portfolio and discharging deposit liabilities as they come due. As a result, revenues and expenses for this segment are reflective of the continuing decrease in the size of the loan portfolio, particularly as a result of the loan portfolios sales during 2004. Finance revenues, which reflect both the level and mix of consumer instalment loans, and pre-tax results decreased in the three and six month periods ended June 30, 2005 as compared to the similar periods in 2004, as average loans outstanding were $3,600,000 and $30,900,000 during the three month periods ended June 30, 2005 and 2004, respectively, and $3,800,000 and $109,500,000 for the six month periods ended June 30, 2005 and 2004, respectively. Pre-tax income for the banking and lending segment was $700,000 for the 2005 periods and $9,300,000 and $14,600,000 for the three and six month periods ended June 30, 2004, respectively. Pre-tax income for the 2004 periods includes a pre-tax gain of $9,000,000 on the sale of its subprime automobile and collateralized consumer loan portfolios.

Domestic Real Estate

Pre-tax income for the domestic real estate segment was $1,100,000 and $1,200,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $500,000 and $9,100,000 for the six month periods ended June 30, 2005 and 2004, respectively. During the three and six month periods ended June 30, 2005, the Company recognized $1,600,000 and $2,500,000, respectively, of previously deferred pre-tax profit related to its 95-lot development project in South Walton County, Florida, upon completion of certain required improvements to the property. The Company expects to recognize the balance of the deferred pre-tax profits during 2005 (aggregating $7,600,000) from this project as it completes the remaining improvements. Revenues and pre-tax profit for this segment in the six month period ended June 30, 2004 reflected the sale of certain unimproved land for cash proceeds of $8,800,000, which resulted in a pre-tax gain of $7,600,000.

In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The Company recorded a pre-tax gain of $56,600,000 in the second quarter of 2005, which is reflected in discontinued operations. Historical operating results for the hotel have not been material.

Corporate and Other Operations

Investment and other income increased in the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 primarily due to greater interest income of $5,400,000 and $12,300,000, respectively, reflecting a larger amount of invested assets and higher interest rates. Investment and other income for the three and six month 2005 periods also reflect charges of $1,300,000 and $200,000, respectively, related to the accounting for mark-to-market values of Corporate derivatives as compared to income of $2,500,000 and $1,300,000, respectively, for the comparable 2004 periods.

Net securities gains for Corporate and Other Operations aggregated $46,900,000 and $52,300,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $47,000,000 and $61,600,000 for the six month periods ended June 30, 2005 and 2004, respectively. Net securities gains for the three and six month periods ended June 30, 2005 include a provision of $1,000,000 and $3,300,000, respectively, to write down the Company's investments in certain available for sale securities. Write downs of securities were $600,000 for the 2004 periods.

The increase in interest expense during the three and six month periods ended June 30, 2005 as compared to the 2004 periods primarily reflects interest expense relating to $100,000,000 aggregate principal amount of 7% Senior Notes and $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes issued in April 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The increase in salaries and incentive compensation expense of $2,300,000 and $3,200,000, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods in 2004, principally relates to increased bonus expense.

The increase in selling, general and other expenses of $4,500,000 and $8,500,000, respectively, in the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 primarily reflects greater cost of goods sold of the winery operations, higher professional fees that principally relate to due diligence expenses for potential investments, greater professional fees and greater foreign exchange losses. In addition, selling, general and other expenses for the three and six month 2005 periods also include $1,300,000 and $2,100,000, respectively, related to Indular, an Argentine shoe manufacturing company acquired in January 2005 in which the Company has an effective 59% interest.

As discussed above, the income tax provision for the 2005 periods reflect a credit of $1,110,000,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset.

For the periods ended June 30, 2004, the Company has recorded a net federal income tax provision on income from continuing operations, inclusive of a federal tax provision netted against equity in income of associated companies. The provision for federal income tax on income from continuing operations is fully offset by federal income tax benefits recognized on losses in other comprehensive income and losses from discontinued operations. As a result, when all components of income are aggregated there is no net federal income tax expense recorded for the periods ended June 30, 2004. Income taxes for the 2004 periods also include a provision for state income taxes.

Associated Companies

Equity in income (losses) of associated companies for the three and six month periods ended June 30, 2005 and 2004 includes the following (in thousands):



                                                         For the Three Month               For the Six Month
                                                        Period Ended June 30,            Period Ended June 30,
                                                      -------------------------       --------------------------
                                                       2005            2004             2005             2004
                                                      -------        --------         --------          ------

Olympus Re Holdings, Ltd.                            $  4,900       $  7,200         $ 12,000          $ 15,500
EagleRock Capital Partners (QP), LP                   (14,700)         1,600          (19,500)            5,900
Jefferies Partners Opportunity Fund II, LLC             4,700          4,300           11,100             8,700
HomeFed Corporation                                       500          1,700              500             3,700
Union Square                                           72,000            500           72,300               700
Pershing                                                 --            3,100             --               6,000
Berkadia                                                 --             --               --                 800
Other                                                     600            900            2,800             2,000
                                                     --------       --------         --------          --------
  Pre-tax                                              68,000         19,300           79,200            43,300
Income tax expense                                        700         15,200              700            15,200
                                                     --------       --------         --------          --------
  Equity in income, net of taxes                     $ 67,300       $  4,100         $ 78,500          $ 28,100
                                                     ========       ========         ========          ========

As discussed above, the Company redeemed its interest in Pershing effective December 31, 2004.

In May 2005, Union Square sold its interest in an office complex located on Capitol Hill in Washington, D.C. During the second quarter, the Company received its share of the net proceeds totaling $71,800,000 and expects to receive in the fourth quarter an additional $1,000,000 for its share of escrowed proceeds. The Company recognized a pre-tax gain on the sale, including the escrowed proceeds, of $71,900,000.

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

          Increased competition and changes in pricing environments, which may result in decreasing revenues and/or margins, increased raw materials costs for our plastics manufacturing business and ITC, loss of market share or significant price erosion;

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

          The extent to which WilTel is successful in replacing revenues and profits generated by SBC upon the migration of services from WilTel to AT&T, which, if not successful will have a significant unfavorable impact on WilTel's results of operations;

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

          The ability of the Company to generate sufficient taxable income in the future to realize its net deferred tax asset, which if not achieved could result in the need to record an income tax provision to increase the valuation allowance for the deferred tax asset;

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

          Changes in U.S. real estate markets and real estate collateral values, including the residential market in Southern California and the commercial market in Washington, D.C., which are sensitive to mortgage interest rate levels;

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

          Regional or general increases in the cost of living, particularly in the regions in which the Company has operations or sells its products or services, which may result in lower sales of such products and services; and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

Changes in internal control over financial reporting

(b) As discussed elsewhere herein, during the second quarter of 2005 the Company acquired ATX and ITC. Each of ATX and ITC have their own distinct internal controls over financial reporting; therefore, such internal controls represent a new component part of the Company's consolidated internal control over financial reporting. The Company has not yet completed its evaluation of the internal controls over financial reporting at ATX or ITC, although these entities have or are expected to have financial statement amounts which are material to the Company's consolidated financial statements. Except for changes that result from the acquisition of ATX and ITC, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were submitted to a vote of shareholders at the Company's 2005 Annual Meeting of Shareholders held on May 17, 2005.

           a) Election of directors.


                                                                                Number of Shares
                                                                                ----------------
                                                                          For                  Withheld
                                                                          ---                  --------

                Ian M. Cumming                                       95,944,036                 1,263,019
                Paul M. Dougan                                       95,564,476                 1,642,579
                Lawrence D. Glaubinger                               95,558,353                 1,648,702
                Alan J. Hirschfield                                  88,708,800                 8,498,255
                James E. Jordan                                      88,400,987                 8,806,068
                Jeffrey C. Keil                                      96,233,858                   973,197
                Jesse Clyde Nichols, III                             95,569,675                 1,637,380
                Joseph S. Steinberg                                  95,899,548                 1,307,507

          b) Approval of an amendment to the Company's certificate of incorporation to increase the number of common shares, par value $1.00 per share, authorized for issuance to 300,000,000 common shares.

                For                                                   94,176,729
                Against                                                2,971,875
                Abstentions                                               56,849
                Broker non-votes                                           1,602

          c) Approval of an amendment to the Company's 2003 Senior Executive Annual Incentive Bonus Plan extending the plan through fiscal year 2014, so that the plan, as revised, will be in effect for the duration of the new employment agreements entered into with Ian M. Cumming and Joseph S. Steinberg, which expire June 15, 2015.

                For                                                   85,895,060
                Against                                               10,592,782
                Abstentions                                              717,608
                Broker non-votes                                           1,605

          d)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2005.

                For                                                   96,825,336
                Against                                                  310,686
                Abstentions                                               69,431
                Broker non-votes                                           1,602

Item 6.    Exhibits.


              10.1   Letter   Agreement,   dated  May  25,  2005,   between  SBC
                     Communications, Inc. and WilTel Communications Group, Inc.

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



                                          LEUCADIA NATIONAL CORPORATION
                                             (Registrant)




Date:  August 8, 2005                      By: /s/ Barbara L. Lowenthal
                                               -------------------------------
                                               Barbara L. Lowenthal
                                               Vice President and Comptroller
                                               (Chief Accounting Officer)

                                  Exhibit Index


              10.1   Letter   Agreement,   dated  May  25,  2005,   between  SBC
                     Communications, Inc. and WilTel Communications Group, Inc.

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