Form 10-Q
period 2005-09-30
LEUCADIA NATIONAL CORP
filed 2005-11-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

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
                YES    X              NO
                     -------              ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                YES    X              NO
                    -------               -------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                YES                   NO    X
                   -------                -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 28, 2005:
108,084,282.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Dollars in thousands, except par value)

                                                                                           September 30,        December 31,
                                                                                               2005                 2004
                                                                                         --------------        ------------
                                                                                           (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                              $   567,876          $   486,948
   Investments                                                                                992,027            1,106,322
   Trade, notes and other receivables, net                                                    472,173              414,552
   Prepaids and other current assets                                                          165,288               52,127
                                                                                          -----------          -----------
       Total current assets                                                                 2,197,364            2,059,949
Non-current investments                                                                       801,611              726,782
Notes and other receivables, net                                                               10,883               16,906
Intangible assets, net and goodwill                                                            83,698                1,472
Deferred tax asset, net                                                                     1,097,351                 --
Other assets                                                                                  207,759              201,624
Property, equipment and leasehold improvements, net                                         1,238,674            1,332,876
Investments in associated companies                                                           424,478              460,794
                                                                                          -----------          -----------

           Total                                                                          $ 6,061,818          $ 4,800,403
                                                                                          ===========          ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                    $   413,110          $   407,350
   Deferred revenue                                                                            58,248               52,632
   Other current liabilities                                                                   76,312               94,956
   Customer banking deposits due within one year                                                 --                 18,472
   Debt due within one year                                                                   185,410               68,237
   Income taxes payable                                                                        16,039               17,690
                                                                                          -----------          -----------
       Total current liabilities                                                              749,119              659,337
Long-term deferred revenue                                                                    190,051              161,206
Other non-current liabilities                                                                 187,272              213,309
Non-current customer banking deposits                                                            --                  6,119
Long-term debt                                                                              1,380,219            1,483,504
                                                                                          -----------          -----------
       Total liabilities                                                                    2,506,661            2,523,475
                                                                                          -----------          -----------

Commitments and contingencies

Minority interest                                                                              12,448               18,275
                                                                                          -----------          -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 300,000,000 shares;
   108,030,282 and 107,600,403 shares issued and outstanding, after deducting
   42,374,172 and 42,399,597 shares held in treasury                                          108,030              107,600
Additional paid-in capital                                                                    612,517              598,504
Accumulated other comprehensive income                                                         27,913              136,138
Retained earnings                                                                           2,794,249            1,416,411
                                                                                          -----------          -----------
       Total shareholders' equity                                                           3,542,709            2,258,653
                                                                                          -----------          -----------

           Total                                                                          $ 6,061,818          $ 4,800,403
                                                                                          ===========          ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2005 and 2004
(In thousands,except per share amounts)
(Unaudited)


                                                                            For the Three Month              For the Nine Month
                                                                         Period Ended September 30,      Period Ended September 30,
                                                                        ----------------------------      --------------------------
                                                                            2005            2004            2005           2004
                                                                            ----            ----            ----           ----
Revenues and Other Income:
   Telecommunications                                                     $488,730      $ 401,759       $ 1,368,867    $ 1,178,152
   Healthcare                                                               54,376         63,102           182,791        190,373
   Manufacturing                                                           115,066         18,742           223,991         48,807
   Investment and other income                                              90,711         94,167           187,527        178,097
   Net securities gains                                                     88,005         55,823           135,009        117,441
                                                                          --------      ---------       -----------    -----------
                                                                           836,888        633,593         2,098,185      1,712,870
                                                                          --------      ---------       -----------    -----------
Expenses:
   Cost of sales:
      Telecommunications                                                   336,367        276,390           963,094        848,681
      Healthcare                                                            46,308         54,351           154,100        158,418
      Manufacturing                                                         98,019         12,532           189,140         34,059
   Interest                                                                 25,324         26,874            75,166         72,356
   Salaries and incentive compensation                                      58,646         47,714           158,146        136,438
   Depreciation and amortization                                            43,804         55,114           138,987        176,311
   Selling, general and other expenses                                      83,184         79,824           240,499        210,051
                                                                          --------      ---------       -----------    -----------
                                                                           691,652        552,799         1,919,132      1,636,314
                                                                          --------      ---------       -----------    -----------
       Income from continuing operations before income taxes
        and equity in income (losses) of associated companies              145,236         80,794           179,053         76,556
Income taxes                                                               (24,883)         1,978        (1,131,719)           972
                                                                          --------      ---------       -----------    -----------

       Income from continuing operations before equity in
        income (losses) of associated companies                            170,119         78,816         1,310,772         75,584
Equity in income (losses) of associated companies, net of taxes            (66,531)        (3,919)           11,962         24,213
                                                                          --------      ---------       -----------    -----------

       Income from continuing operations                                   103,588         74,897         1,322,734         99,797
Income (loss) from discontinued operations, net of taxes                       396           (333)              396         (5,447)
Gain on disposal of discontinued operations, net of taxes                      130           --              54,708          2,237
                                                                          --------      ---------       -----------    -----------

       Net income                                                         $104,114      $  74,564       $ 1,377,838    $    96,587
                                                                          ========      =========       ===========    ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                        $  .96         $  .70            $12.28          $ .94
   Income (loss) from discontinued operations                                  --             --               --             (.05)
   Gain on disposal of discontinued operations                                 --             --                .51            .02
                                                                            ------         ------            ------          -----
       Net income                                                           $  .96         $  .70            $12.79          $ .91
                                                                            ======         ======            ======          =====

Diluted earnings (loss) per common share:
   Income from continuing operations                                        $  .93         $  .67            $11.54          $ .93
   Income (loss) from discontinued operations                                  --            --                --             (.05)
   Gain on disposal of discontinued operations                                 --            --                 .47            .02
                                                                            ------         ------            ------          -----
       Net income                                                           $  .93         $  .67            $12.01          $ .90
                                                                            ======         ======            ======          =====





             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

                                                                                                    2005             2004
                                                                                                    ----             ----
Net cash flows from operating activities:
Net income                                                                                     $ 1,377,838       $   96,587
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision (benefit)                                                      (1,135,100)          36,576
   Depreciation and amortization of property, equipment and leasehold improvements                 142,374          181,253
   Other amortization                                                                                2,132            2,262
   Provision for doubtful accounts                                                                   3,951           (7,128)
   Net securities gains                                                                           (135,009)        (117,441)
   Equity in income of associated companies                                                        (12,692)         (37,251)
   Distributions from associated companies                                                          89,293           22,757
   Gain on disposal of real estate, property and equipment, loan receivables and other assets      (36,968)         (63,047)
   Gain on disposal of discontinued operations                                                     (56,708)          (2,237)
   Investments classified as trading, net                                                           19,472          (46,739)
   Net change in:
      Trade, notes and other receivables                                                            31,860           37,272
      Prepaids and other assets                                                                    (26,310)         (31,032)
      Trade payables and expense accruals                                                          (17,133)          11,263
      Other liabilities                                                                            (25,113)         (49,644)
      Deferred revenue                                                                              (3,710)           1,219
      Income taxes payable                                                                          (1,634)           1,494
   Other                                                                                            (1,337)           1,795
   Net change in net assets of discontinued operations                                               --               7,026
                                                                                               -----------       ----------
   Net cash provided by operating activities                                                       215,206           44,985
                                                                                               -----------       ----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                     (109,559)         (65,720)
Acquisitions of and capital expenditures for real estate investments                               (20,353)         (20,034)
Proceeds from disposals of real estate, property and equipment, and other assets                    27,579          119,154
Proceeds from sale of discontinued operations                                                      101,360             --
Principal collections on loan receivables                                                            1,294           40,870
Proceeds from sale of loan receivables                                                                 --           157,171
Acquisitions, net of cash acquired                                                                (172,622)             --
Advances on notes receivables                                                                         (100)            (400)
Collections on notes receivables                                                                     1,721           27,414
Investments in associated companies                                                                 (6,241)         (69,148)
Distributions from associated companies                                                              2,619             --
Purchases of investments (other than short-term)                                                (2,342,929)      (2,032,747)
Proceeds from maturities of investments                                                            977,805          655,333
Proceeds from sales of investments                                                               1,417,222        1,141,228
                                                                                               -----------       ----------
   Net cash used for investing activities                                                         (122,204)         (46,879)
                                                                                               -----------       ----------

Net cash flows from financing activities:
Net change in customer banking deposits                                                            (24,565)        (108,937)
Issuance of debt                                                                                    70,765          444,477
Reduction of debt                                                                                  (58,978)         (82,363)
Issuance of common shares                                                                            1,584           15,705
                                                                                               -----------       ----------
   Net cash provided by (used for) financing activities                                            (11,194)         268,882
                                                                                               -----------       ----------
Effect of foreign exchange rate changes on cash                                                       (880)            (101)
                                                                                               -----------       ----------
   Net increase in cash and cash equivalents                                                        80,928          266,887
Cash and cash equivalents at January 1,                                                            486,948          213,848
                                                                                               -----------       ----------
Cash and cash equivalents at September 30,                                                     $   567,876       $  480,735
                                                                                               ===========       ==========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2005 and 2004
(In thousands, except par value)
(Unaudited)


                                                      Common                       Accumulated
                                                       Shares       Additional        Other
                                                       $1 Par        Paid-In      Comprehensive       Retained
                                                       Value         Capital      Income (Loss)       Earnings        Total
                                                       -----         -------      -------------       --------        -----


Balance, January 1, 2004                             $106,235        $577,863        $152,251      $ 1,297,812      $2,134,161
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
      investments, net of taxes of $18,233                                            (34,415)                         (34,415)
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $32                                                   (547)                            (547)
   Net change in unrealized gain (loss) on
      derivative instruments, net of taxes of $282                                        525                              525
   Net income                                                                                           96,587          96,587
                                                                                                                    ----------
     Comprehensive income                                                                                               62,150
                                                                                                                    ----------
Exercise of warrants to purchase common shares            839          12,549                                           13,388
Exercise of options to purchase common shares             135           2,182                                            2,317
                                                     --------        --------        --------      -----------      ----------

Balance, September 30, 2004                          $107,209        $592,594        $117,814      $ 1,394,399      $2,212,016
                                                     ========        ========        ========      ===========      ==========

Balance, January 1, 2005                             $107,600        $598,504        $136,138      $ 1,416,411      $2,258,653
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $0                                                  (95,818)                         (95,818)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                  (14,802)                         (14,802)
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $0                                         2,395                            2,395
   Net income                                                                                        1,377,838       1,377,838
                                                                                                                    ----------
     Comprehensive income                                                                                            1,269,613
                                                                                                                    ----------
Issuance of common shares on acquisition of
   minority interest in MK Resources Company              334          12,525                                           12,859
Exercise of options to purchase common shares              96           1,488                                            1,584
                                                     --------        --------        --------      -----------      ----------

Balance, September 30, 2005                          $108,030        $612,517        $ 27,913      $ 2,794,249      $3,542,709
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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's results of operations would not have been materially different from that reported. In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. The Company has not determined whether SFAS 123R will have a material impact on its consolidated financial statements.

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless doing so is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company does not expect that SFAS 154 will have a material impact on its consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred -- generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company does not expect that FIN 47 will have a material impact on its consolidated financial statements.

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

     The Company utilized WilTel's internal estimates of future cash flows from all of its customers over the remaining useful life of the primary asset. These assumptions reflected estimated future operating results and considered all relevant facts and circumstances. The economics and term of WilTel's future relationship with SBC were the most significant assumptions in the analysis. The agreements entered into between WilTel and SBC during the second quarter of 2005 (discussed below) have confirmed the validity of the assumptions. The analysis did not assume that the Company would enter into the agreement to sell WilTel described in Note 20, which if consummated is expected to result in a gain on the assets sold. However, if that transaction is not consummated, and if WilTel's actual cash flows in the future are materially less than the amounts used for its impairment analysis, or other events occur which have a material adverse affect on WilTel's business or ability to generate future cash flows, the Company would have to prepare a new impairment analysis and may conclude that this asset group is impaired.

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

     Under the new Master Services Agreement, SBC agreed to purchase WilTel services at the fixed prices that had been in effect on June 15, 2005, with minimum purchase commitments for on-net services of $600,000,000 for the period from January 1, 2005 through December 31, 2007, and $75,000,000 for the period from January 1, 2008 through December 31, 2009. If SBC fails to spend the required $600,000,000 or $75,000,000 during the respective designated periods, SBC will pay the amount of any deficiency and receive a credit equal to such amount to be used for future services. If SBC spends more than $600,000,000 during the initial three-year period, any excess will be credited toward the $75,000,000 commitment in the second period. SBC's minimum purchase commitments exclude access and off-net costs. However, for financial reporting purposes these costs are included as revenues, with offsetting amounts reported in telecommunications cost of sales, on the Company's consolidated statements of operations. As of September 30, 2005, approximately $192,000,000 of minimum purchase commitments have been satisfied. Minimum purchase commitments are considered satisfied only when SBC has paid for the service provided, not when the service is recognized as revenue for financial reporting purposes.

     WilTel will also have the opportunity to earn up to an additional $50,000,000 by meeting quality of service performance criteria in 2006 and 2007. These amounts will be recognized as operating revenue when they are earned. In addition, the Master Services Agreement provides that $18,000,000 of the $25,000,000 that SBC paid to WilTel in 2004 to pre-fund capital expenditures will be applied as a credit against amounts that would otherwise be payable for services during the second half of 2005, with the balance to be retained by WilTel. The amount received during 2004 was not recognized as income and has been reflected as a liability on the Company's consolidated balance sheet. During the third quarter of 2005, $10,800,000 of credits was applied to reduce amounts otherwise due from SBC; as of September 30, 2005, $7,200,000 of the credit remains outstanding.

     WilTel is recognizing the $236,000,000 of cash payments and the pre-funded capital expenditures that were not credited to SBC ($7,000,000) as other non-operating income, which is not a component of segment profit from operations. These amounts are being recognized as other income over time proportionally with the ratio of the minimum purchase commitments that have been satisfied subsequent to entering into the agreements with SBC, to the remaining minimum purchase commitment at June 15, 2005. For the three and nine month periods ended September 30, 2005, $31,500,000 and $32,600,000, respectively, of this amount was reflected in other income. If the sale transaction discussed in Note 20 is consummated, recognition in income of any remaining amounts will be accelerated.

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

     During the third quarter of 2005, the Company further reduced its deferred tax valuation allowance by approximately $25,100,000. The amount credited to income tax expense during the third quarter resulted from a reduction of the Company's estimate of taxable income for the remainder of 2005; however, the Company has not changed its estimate of future taxable income for all future periods in the aggregate. Except for a similar type of adjustment, the Company does not expect to record any material federal income tax provision during the fourth quarter of 2005. In future years the Company will record income tax provisions equal to its effective income tax rate, unless there is a further adjustment to the valuation allowance. As of September 30, 2005, the remaining balance in the valuation allowance is approximately $930,000,000.

     For the nine month period ended September 30, 2004, the Company has recorded a net federal income tax provision on income from continuing operations (inclusive of a federal tax provision netted against equity in income of associated companies) and federal income tax benefits on loss from discontinued operations and losses recognized in other comprehensive income. In the aggregate, the Company has recognized a net federal income tax provision of $18,600,000 for the nine month period ended September 30, 2004 (excluding the reversal of reserves for federal income tax contingencies); although no federal income tax payments were due. The income tax provision for the nine month period ended September 30, 2004, reflects the reversal of tax reserves aggregating $27,300,000, as a result of the favorable resolution of federal income tax contingencies. Income taxes for 2004 also include a provision for state income taxes.

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

     The following information reconciles segment profit from operations of the Network and Vyvx segments to the most comparable GAAP measure, which is used for all other reportable segments, for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):


                                                                               For the Three Month Period Ended September 30,
                                                                                    2005                          2004
                                                                          -------------------------   -------------------------
                                                                             Network         Vyvx        Network         Vyvx
                                                                             -------         ----        -------         ----

     Segment profit from operations (1) (3)                               $    50,481    $   8,852    $    39,605     $   8,663
     Depreciation and amortization expense                                    (35,627)      (1,188)       (48,398)       (2,075)
     Interest income (expense), net (2)                                        (5,984)         543         (7,751)         (542)
     Other non-operating income (expense), net (2) (5)                         40,305            7         23,136         2,557
                                                                          -----------    ---------    ------------    ---------
        Income (loss) from continuing operations before income
           taxes and equity in income (losses) of associated companies    $    49,175    $   8,214    $     6,592     $   8,603
                                                                          ===========    =========    ===========     =========

                                                                                 For the Nine Month Period Ended September 30,
                                                                                      2005                       2004
                                                                          -------------------------   -------------------------
                                                                            Network         Vyvx         Network         Vyvx
                                                                            -------         ----         -------         ----

     Segment profit from operations (1) (3)                               $   148,542    $  24,200    $    85,955     $  23,727
     Depreciation and amortization expense                                   (116,770)      (3,467)      (154,060)       (6,537)
     Interest income (expense), net (2) (4)                                   (17,886)       2,780        (21,353)       (1,627)
     Other non-operating income (expense), net (2) (5)                         41,080          (25)        26,074         2,571
                                                                          -----------    ---------    -----------     ---------
        Income (loss) from continuing operations before income
           taxes and equity in income (losses) of associated companies    $    54,966    $  23,488    $   (63,384)    $  18,134
                                                                          ===========    =========    ===========     =========


     (1) Reflects intersegment charges from Network to Vyvx of $4,900,000 for each of the three month periods ended September 30, 2005 and 2004, respectively, and $13,500,000 and $13,900,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Also reflects intersegment charges of $1,000,000 and $1,500,000 from Network to ATX for the three and nine month periods ended September 30, 2005, respectively.
     (2) If items in these categories cannot be directly attributed to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
     (3) For Network, for the three and nine month periods ended September 30, 2005, includes income of $4,100,000 and $6,400,000, respectively, from the reduction of property tax accruals due to lower valuations. In addition, for Network for the nine month period ended September 30, 2005, includes $7,900,000 from the termination of a dark fiber contract and related maintenance services for which Network will not have to perform any remaining services and gains of $13,300,000 from sales of operating assets, principally undersea cable assets.
     (4) For Vyvx for the nine month period ended September 30, 2005, includes a bankruptcy claim distribution of $1,600,000 received for a security with no book value.

     (5) For the three and nine month periods ended September 30, 2005, includes $31,500,000 and $32,600,000, respectively, related to the agreements with SBC, which is discussed in Note 3. In addition, for the three and nine month 2005 periods includes income of $7,000,000 from the settlement of disputes with vendors and customers and income of $2,200,000 related to the sale of an equity security which had a zero book value. For the three and nine month periods ended September 30, 2004, includes income of $18,500,000 related to the settlement of litigation for less than amounts reserved, income of $6,000,000 related to the sale of an equity security which had a zero book value and income of $2,000,000 related to the reversal of excess reserves for long-term commitments. In addition, the nine month period ended September 30, 2004 includes a pre-tax gain of $2,800,000 related to cash and securities received in excess of the book value of secured claims in a customer's bankruptcy.

     Certain information concerning the Company's segments for the three and nine month periods ended September 30, 2005 and 2004 is presented in the following table.

                                                                             For the Three Month            For the Nine Month
                                                                          Period Ended September 30,     Period Ended September 30,
                                                                          --------------------------     --------------------------
                                                                               2005           2004           2005            2004
                                                                               ----           ----           ----            ----
                                                                                               (In thousands)

     Revenues and other income (a):
        Telecommunications:
           Network (b)                                                      $ 468,334      $ 402,271   $ 1,297,621       $1,134,144
           Vyvx                                                                31,209         33,531        92,372           92,915
           ATX Communications, Inc. ("ATX")                                    40,406           --          71,061            --
        Healthcare Services                                                    54,584         63,775       183,542          191,090
        Banking and Lending                                                       678         10,147         3,745           30,037
        Manufacturing:
           Plastics manufacturing                                              24,500         19,032        69,943           49,108
           Idaho Timber Corporation ("ITC")                                    90,887           --         154,419            --
        Domestic Real Estate                                                    4,824         27,282        22,116           53,097
        Other Operations                                                       30,743          5,861        45,869           20,813
        Corporate (c)                                                          96,643         76,556       172,530          155,600
        Intersegment elimination (d)                                           (5,920)        (4,862)      (15,033)         (13,934)
                                                                            ---------      ---------   -----------       ----------

            Total consolidated revenues and other income                    $ 836,888      $ 633,593   $ 2,098,185       $1,712,870
                                                                            =========      =========   ===========       ==========

     Income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies:
        Telecommunications:
           Network (d)                                                       $ 49,175      $   6,592   $    54,966        $ (63,384)
           Vyvx (d)                                                             8,214          8,603        23,488           18,134
           ATX (d)                                                                951           --             232            --
        Healthcare Services                                                       172          (403)        2,377            7,385
        Banking and Lending                                                      (259)         8,823           429           23,389
        Manufacturing:
           Plastics manufacturing                                               4,344          3,988        12,289            7,250
           ITC                                                                  4,463           --           4,112            --
        Domestic Real Estate                                                    1,034         14,861         1,576           23,976
        Other Operations                                                       15,662         (6,122)       10,403           (6,934)
        Corporate (c)                                                          61,613         44,452        69,314           66,740
        Intersegment elimination with discontinued operations (d)                (133)          --            (133)            --
                                                                            ---------      ---------   -----------        ---------

            Total consolidated income from continuing
              operations before income taxes and equity in income
              (losses) of associated companies                              $ 145,236      $  80,794   $   179,053        $  76,556
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

     (b) Includes services provided to SBC of $296,800,000 and $267,100,000, respectively, for the three month periods ended September 30, 2005 and 2004, and $857,500,000 and $767,100,000, respectively, for the nine month periods ended September 30, 2005 and 2004. In addition, for the three and nine month periods ended September 30, 2005, includes $31,500,000 and $32,600,000, respectively, of non-operating income related to the new agreements with SBC, which is discussed in Note 3.

     (c) Includes net securities gains of $75,800,000 and $49,200,000, respectively, for the three month periods ended September 30, 2005 and 2004, and $123,500,000 and $110,700,000, respectively, for the nine month periods ended September 30, 2005 and 2004.

     (d)  Eliminates  intersegment  revenues  billed  from  Network  to  Vyvx of
          $4,900,000 for each of the three month periods ended September 30, 2005 and 2004, and $13,500,000 and $13,900,000 for the nine month periods ended September 30, 2005 and 2004, respectively, and intersegment revenues billed from Network to ATX of $1,000,000 and $1,500,000 for the three and nine month periods ended September 30, 2005, respectively, (including $100,000 in each period related to ATX's discontinued operations). However, the intersegment revenues are included in the calculation to determine segment profit from operations and income (loss) from continuing operations for each of Network, Vyvx and ATX.

     For the three month periods ended September 30, 2005 and 2004, income from continuing operations has been reduced by depreciation and amortization expenses of $48,400,000 and $57,900,000, respectively; such amounts are primarily comprised of Corporate ($2,700,000 and $2,300,000, respectively), ATX ($2,400,000 in 2005), plastics manufacturing ($2,000,000 and $1,300,000, respectively), ITC manufacturing ($2,000,000 in 2005) and amounts related to WilTel's segments, which are disclosed above. For the nine month periods ended September 30, 2005 and 2004, income from continuing operations has been reduced by depreciation and amortization expenses of $150,900,000 and $184,300,000, respectively; such amounts are primarily comprised of Corporate ($8,000,000 and $9,100,000, respectively), ATX ($4,200,000 in 2005), plastics manufacturing ($5,400,000 and $3,900,000, respectively), ITC manufacturing ($4,400,000 in 2005) and amounts related to WilTel's segments which are disclosed above. Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended September 30, 2005 and 2004, income from continuing operations has been reduced by interest expense of $25,300,000 and $26,900,000, respectively; such amounts are primarily comprised of Corporate ($15,900,000 and $15,400,000, respectively), healthcare services ($700,000 and $500,000, respectively), banking and lending ($200,000 and $500,000, respectively) and amounts related to WilTel's segments ($8,400,000 and $9,800,000, respectively). For the nine month periods ended September 30, 2005 and 2004, income from continuing operations has been reduced by interest expense of $75,200,000 and $72,400,000, respectively; such amounts are primarily comprised of Corporate ($47,000,000 and $39,700,000, respectively), healthcare services ($2,100,000 and $1,500,000, respectively), banking and lending ($1,100,000 and $2,300,000, respectively), and amounts related to WilTel's segments ($23,700,000 and $26,900,000, respectively). Interest expense for other segments is not material.

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


                                                                                          September 30,      September 30,
                                                                                               2005               2004
                                                                                          -------------       -----------
     Olympus Re Holdings, Ltd.:
         Total revenues                                                                  $   442,800         $   392,500
         Income (loss) from continuing operations before extraordinary items                (346,500)             41,600
         Net income (loss)                                                                  (346,500)             41,600
         The Company's equity in net income (loss)                                           (69,700)              5,100

     EagleRock Capital Partners (QP), LP:
         Total revenues                                                                  $   (16,800)        $     2,500
         Income (loss) from continuing operations before extraordinary items                 (18,000)              1,700
         Net income (loss)                                                                   (18,000)              1,700
         The Company's equity in net income (loss)                                           (13,500)              1,400

     Jefferies Partners Opportunity Fund II, LLC:
         Total revenues                                                                  $    31,600         $    20,300
         Income from continuing operations before extraordinary items                         29,300              18,300
         Net income                                                                           29,300              18,300
         The Company's equity in net income                                                   19,500              12,700

     During the third quarter of 2005, Olympus Re Holdings, Ltd. recorded significant losses as a result of estimated insurance claims from hurricanes Katrina and Rita. Estimated losses from hurricane Wilma, which occurred in October 2005, are not included in the table above.

7. A summary of investments at September 30, 2005 and December 31, 2004 is as follows (in thousands):


                                                                     September 30, 2005                 December 31, 2004
                                                               -------------------------------     -----------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                   Cost          Fair Value           Cost            Fair Value
                                                                ---------       ------------        ---------        ------------

     Current Investments:
        Investments available for sale                           $ 880,810        $  880,165        $  939,175       $   939,313
        Trading securities                                          98,055           103,649           148,602           159,616
        Other investments, including accrued interest income         8,213             8,213             7,393             7,393
                                                                 ---------        ----------        ----------       -----------

            Total current investments                            $ 987,078        $  992,027        $1,095,170       $ 1,106,322
                                                                 =========        ==========        ==========       ===========

     Non-current Investments:
        Investments available for sale                           $ 487,162        $  633,267        $  432,207       $   676,051
        Other investments                                          168,344           168,344            50,731            50,731
                                                                 ---------        ----------        ----------       -----------

            Total non-current investments                        $ 655,506        $  801,611        $  482,938       $   726,782
                                                                 =========        ==========        ==========       ===========

8. A summary of intangible assets, net and goodwill at September 30, 2005 and December 31, 2004 is as follows (in thousands):

                                                                                               September 30,       December 31,
                                                                                                    2005              2004
                                                                                               -----------        ----------

     Customer relationships, net of accumulated amortization of $3,858 and $491                 $    58,676         $  1,472
     Trademarks and tradename, net of accumulated amortization of $227                                4,933              --
     Patents, net of accumulated amortization of $104                                                 2,226              --
     Software, net of accumulated amortization of $446                                                4,654              --
     Other intangible assets, net of accumulated amortization of $427                                 1,677              --
     Goodwill                                                                                        11,532              --
                                                                                                -----------         --------
                                                                                                $    83,698         $  1,472
                                                                                                ===========         ========

     The net carrying amount of intangible assets increased due to acquisitions made during 2005, and are being amortized on a straight-line basis over their average useful lives. See Note 14 for further information.

     Amortization expense on intangible assets was $2,400,000 and $600,000, respectively, for the three month periods ended September 30, 2005 and 2004, and $5,400,000 and $1,700,000, respectively, for the nine month periods ended September 30, 2005 and 2004. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2005 (for the remaining three months) - $2,400,000; 2006 - $9,800,000; 2007 - $8,600,000; 2008 - $8,100,000; and
     2009 - $8,100,000.

     At September 30, 2005, goodwill was comprised of $3,400,000 and $8,200,000 within the ATX telecommunications and plastics manufacturing segments, respectively.

9. A summary of accumulated other comprehensive income (loss), net of taxes at September 30, 2005 and December 31, 2004 is as follows (in thousands):


                                                                          September 30,       December 31,
                                                                                2005               2004
                                                                           -------------      -----------
          Net unrealized gains on investments                               $   57,378         $  153,196
          Net unrealized foreign exchange gains (losses)                          (493)            14,309
          Net unrealized losses on derivative instruments                       (1,360)            (3,755)
          Net minimum pension liability                                        (27,612)           (27,612)
                                                                            ----------         ----------
                                                                            $   27,913         $  136,138
                                                                            ==========         ==========

10. Investment and other income includes changes in the fair values of derivative financial instruments of $1,600,000 and $(1,300,000), respectively, for the three month periods ended September 30, 2005 and 2004, and $1,500,000 for the nine month period ended September 30, 2005. Such amount for the nine month period ended September 30, 2004 was not material.

11. Pension expense charged to operations for the three and nine month periods ended September 30, 2005 and 2004 related to the defined benefit pension plan (other than WilTel's plan) included the following components (in thousands):

                                                                             For the Three Month            For the Nine Month
                                                                         Period Ended September 30,     Period Ended September 30,
                                                                         --------------------------     --------------------------
                                                                             2005           2004           2005            2004
                                                                             ----           ----           ----            ----
     Interest cost                                                          $   511         $  532         $1,534          $  1,595
     Expected return on plan assets                                            (222)          (448)          (679)           (1,343)
     Actuarial loss                                                             220            144            636               432
     Amortization of prior service cost                                           1              1              3                 2
                                                                            -------         ------         ------          --------
        Net pension expense                                                 $   510         $  229         $1,494          $    686
                                                                            =======         ======         ======          ========

     WilTel's pension expense charged to operations for the three and nine month periods ended September 30, 2005 and 2004 related to the defined benefit pension plan included the following components (in thousands):


                                                                             For the Three Month            For the Nine Month
                                                                         Period Ended September 30,     Period Ended September 30,
                                                                         --------------------------     --------------------------
                                                                             2005           2004           2005            2004
                                                                             ----           ----           ----            ----
     Interest cost                                                         $ 2,954        $ 2,648        $ 7,057         $ 5,872
     Service cost                                                            1,528          1,258          3,459           2,985
     Expected return on plan assets                                         (2,229)        (2,123)        (4,882)         (4,044)
     Actuarial loss                                                          2,327             35          2,350              35
                                                                           -------        -------        -------         -------
        Net pension expense                                                $ 4,580        $ 1,818        $ 7,984         $ 4,848
                                                                           =======        =======        =======         =======

                                       14

     During the third quarter of 2005, WilTel received the final 2005 actuarial valuation for its defined benefit pension plan, and recorded an increase in pension expense.

     Employer contributions to WilTel's defined benefit pension plan were $18,200,000 during the first nine months of 2005.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and nine month periods ended September 30, 2005 and 2004.

12. Per share amounts were calculated by dividing income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants for the periods they were outstanding. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes, net of the income tax effect. The number of shares used to calculate basic earnings (loss) per share amounts was 107,856,000 and 106,717,000 for the three month periods ended September 30, 2005 and 2004, respectively, and 107,717,000 and 106,459,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 115,723,000 and 115,072,000 for the three month periods ended September 30, 2005 and 2004, respectively, and 115,590,000 and 111,891,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

13. Cash paid for interest and net income taxes paid (refunded) was $83,900,000 and $3,900,000, respectively, for the nine month period ended September 30, 2005 and $74,200,000 and $(27,500,000), respectively, for the nine month period ended September 30, 2004.

14. In February 2005, the plastics manufacturing segment acquired the assets of NSW, LLC U.S. ("NSW") for a purchase price of approximately $26,800,000, subject to working capital adjustments, and recorded an aggregate of $10,200,000 of intangible assets and $8,200,000 of goodwill. NSW has a manufacturing and distribution facility in Roanoke, Virginia, which manufactures a variety of products including produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes. The NSW intangible assets will be amortized on a straight-line basis over the following average useful lives: customer relationships - 12 years, trademarks and tradename - 15 years, patents - 15 years and other intangible assets - 5 years.

     The bankruptcy plan (the "Plan") of ATX Communications, Inc. and certain of its affiliates (collectively "ATX") was confirmed by the Bankruptcy Court for the Southern District of New York and became effective on April 22, 2005. The Company has consolidated ATX since the effective date of the Plan. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic region of the United States.

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

     Based upon its preliminary allocation of the purchase price, the Company has recorded ATX intangible assets of $20,400,000 and goodwill of $3,400,000. The intangible assets will be amortized on a straight-line basis over the following average useful lives: trademarks - 10 years, customer relationships - 7 years, software - 5 years, and other intangibles
     - 2 years. The Company will not finalize its allocation of the purchase price until an independent third-party appraisal of the fair value of the assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation could result in changes to property and equipment, identifiable intangible assets and/or goodwill. However, the Company does not expect that its final allocation of the purchase price will be materially different from the preliminary allocation.

     In May 2005, the Company acquired Idaho Timber Corporation and certain affiliated entities ("ITC") for total cash consideration of $133,600,000, including working capital adjustments and expenses. The Company has consolidated ITC from the date of acquisition. ITC was a privately held corporation that is headquartered in Boise, Idaho, which "remanufactures" dimensional lumber, home center boards, 5/4" radius-edge decking and a number of specialized products. ITC operates ten facilities located throughout the United States, and its revenue is principally derived from the purchase of bundles of low-grade lumber on the spot market, and the conversion of that lumber into higher-grade lumber through sorting and minor rework.

     Based upon its preliminary allocation of the purchase price, the Company has recorded ITC intangible assets of $45,100,000. The intangible assets will be amortized on a straight-line basis over the following average useful lives: customer relationships - 10 years, and other intangibles - 1 year. The Company will not finalize its allocation of the purchase price until an independent third-party appraisal of the fair value of the assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation could result in changes to property and equipment and/or identifiable intangible assets. However, the Company does not expect that its final allocation of the purchase price will be materially different from the preliminary allocation.

     Unaudited pro forma operating results for the Company, assuming the acquisitions of ATX and ITC had occurred as of the beginning of each period presented below are as follows (in thousands, except per share amounts):


                                                                        For the Three Month              For the Nine Month
                                                                     Period Ended September 30,      Period Ended September 30,
                                                                     --------------------------      --------------------------
                                                                        2005            2004            2005             2004
                                                                        ----            ----            ----             ----

     Revenues                                                        $ 836,900        $784,500      $ 2,270,000       $ 2,146,600
     Income before extraordinary items and cumulative
      effect of a change in accounting principles                    $ 104,100        $ 85,700      $ 1,383,100       $   129,600
     Net income                                                      $ 104,100        $ 85,700      $ 1,383,100       $   129,600
     Per Share:
          Basic                                                           $.96           $ .80           $12.84             $1.22
          Diluted                                                         $.93           $ .77           $12.06             $1.19

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


                                                                       For the Three Month             For the Nine Month
                                                                   Period Ended September 30,      Period Ended September 30,
                                                                   --------------------------      --------------------------
                                                                       2005            2004           2005           2004
                                                                       ----            ----           ----           ----

     Depreciation and amortization expenses                          $   --         $  (2,900)     $  (5,000)     $  (9,500)
     Reorganization items                                            $   --         $   2,000      $    (200)     $  22,400


     The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisitions of ATX and ITC had actually occurred as of the beginning of the periods presented. Unaudited pro forma data for NSW is not included as the amounts were not material.

15. In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. After satisfaction of mortgage indebtedness on the hotel of $22,100,000 at closing, the Company received net cash proceeds of approximately $73,000,000, and recorded a pre-tax gain of $56,600,000 (reflected in discontinued operations) for the nine month period ended September 30, 2005. Historical operating results for the hotel have not been material.

16. In May 2005, an entity in which the Company has a non-controlling equity interest ("Union Square") sold its interest in an office complex located on Capitol Hill in Washington, D.C. and the Company recognized a pre-tax gain of $71,900,000 for the nine month period ended September 30, 2005. The gain is reported in the caption equity in income of associated companies. The Company's share of the net proceeds is $72,800,000, all of which was received except for $1,000,000 that remains in escrow and is expected to be received during the fourth quarter of 2005.

17. In August 2005, the Company consummated the merger with its 72.1% owned subsidiary, MK Resources Company ("MK"), whereby the Company acquired the remaining outstanding MK common shares for aggregate merger consideration of approximately 333,500 of the Company's common shares (valued at $12,900,000 in the aggregate). As a result of the merger, MK is now a wholly-owned subsidiary of the Company, and MK's securities are no longer publicly traded.

     Following the merger, MK completed the sale to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, of 70% of MK's interest in Cobre Las Cruces, S.A. ("CLC"), a wholly-owned Spanish subsidiary of MK that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.7% of the outstanding Inmet common shares immediately following completion of the transaction. The Inmet shares have the benefit of a registration rights agreement; however, the shares may not be transferred or sold to a third party until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee discussed below. The Inmet shares were recorded at their fair value on the date of receipt of approximately $78,000,000, and have been classified as non-current other investments. The fair value of the Inmet common stock was determined to be approximately 90% of the then current trading price, as a result of the transferability restrictions. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. The Company recorded a pre-tax gain on the sale of $10,500,000, which is reflected in the caption investment and other income.

     In August 2005, the Company and Inmet signed a commitment letter with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to (euro)69,000,000 to finance subsidies and value-added tax. CLC will be the borrower under both facilities. Under the terms of the commitment letter the Company and Inmet will guarantee 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined under the project financing. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($10,700,000 of which has been loaned as of September 30, 2005).

18. During the third quarter of 2005, the Company's banking and lending subsidiary sold its remaining customer deposits and surrendered its national bank charter. As of September 30, 2005, the banking and lending segment had outstanding loans of $3,100,000.

19. Debt due within one year includes $80,100,000 and $21,000,000 as of September 30, 2005 and December 31, 2004, respectively, relating to repurchase agreements. These fixed rate repurchase agreements have a weighted average interest rate of approximately 3.9%, mature at various dates during the first quarter of 2006 and are secured by investments with a carrying value of $83,200,000. In addition, as a result of an amendment to the WilTel credit agreement in September 2005, $67,300,000 of the term loan has been classified as due within one year.

20. On October 30, 2005, the Company and its subsidiary, Baldwin Enterprises, Inc. ("Baldwin") entered into a purchase agreement with Level 3 Communications Inc. ("Level 3") and its subsidiary, Level 3 Communications, LLC, pursuant to which Level 3 would purchase all of the membership interests in WilTel, excluding certain specified WilTel assets and liabilities. Closing of the transaction is subject to customary closing conditions and regulatory approval, which is expected to be received in the first quarter of 2006.

     The Company estimates that it will realize net value of approximately $750,000,000 and record a gain of $150,000,000, based upon the current value of the cash and stock consideration to be received from Level 3, together with the estimated value of the retained assets and retained liabilities discussed below and certain other adjustments.

     The Level 3 consideration consists of $370,000,000 in cash, plus $100,000,000 in cash to reflect the Company's obligation to leave that amount of cash in WilTel, and 115,000,000 newly issued shares of Level 3 common stock (with a market value of $310,500,000, based on a $2.70 per share closing price of Level 3 common stock on October 28, 2005, the last trading day before the purchase was announced), subject to adjustment for minimum working capital on December 31, 2005, which is not expected to be material. Level 3 has a cash substitution right that allows it to pay additional cash consideration instead of common stock, at a price per share equal to the greater of $2.35 per share and the volume weighted average per share sales prices of Level 3 common stock for the 10 day period preceding the closing. Level 3 also has the right to reduce the stock portion of the purchase price by $80,000,000, using the same value for the Level 3 common stock as used in the cash substitution right, if it chooses to retain responsibility for WilTel's defined benefit pension plan and supplemental retirement plan. The Level 3 common stock will have the benefit of a registration rights agreement and is subject to a transfer restriction that limits the number of shares the Company can sell (with certain exceptions) on any given day for a period of approximately 150 days from the closing. Level 3 will be required to file a registration statement covering the shares to be issued to the Company within 2 business days of the closing.

     On or prior to the closing WilTel will transfer certain retained assets to Baldwin and Baldwin will assume certain retained liabilities. The retained assets include all cash and cash equivalents in excess of $100,000,000 at December 31, 2005, all marketable securities, WilTel's headquarters building located in Tulsa, Oklahoma and certain other miscellaneous assets. In addition, WilTel will assign to Baldwin all of its right to receive the $236,000,000 in cash payments from SBC discussed in Note 3 above. The retained liabilities include all of WilTel's long-term debt obligations, WilTel's obligations under its defined benefit pension plan and supplemental retirement plan (subject to the substitution right referred to above), certain other employee related liabilities and other claims. The agreement requires payment in full of WilTel's obligations under its credit agreement ($357,500,000 principal amount outstanding) and for the Company to obtain a release for WilTel from any obligation under the outstanding mortgage note secured by its headquarters building ($59,700,000 principal amount outstanding). As a result, in November 2005, the Company loaned $220,000,000 to WilTel that, when combined with its existing liquidity, enabled WilTel to pay these obligations in full while retaining approximately $100,000,000 of cash and cash equivalents for its liquidity needs. During the fourth quarter of 2005 the Company expects to classify WilTel as a discontinued operation.

     The agreement requires that all parties make the appropriate filings to treat the purchase of WilTel's membership interest as a purchase of assets for federal, state and local income and franchise tax purposes. As a result, WilTel's operating loss carryforwards, including any tax loss carryforwards generated by the sale, will remain with the Company. Based on the current value of the stock portion of the purchase price, the Company estimates that after the closing it will have a federal net operating loss carryforward of approximately $4.9 billion, which is subject to qualifications, limitations and uncertainties as discussed in the Company's 2004 Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 10-K.

                         Liquidity and Capital Resources

For the nine month period ended September 30, 2005, net cash was provided by operations principally as a result of the collection of a receivable related to a former partnership interest, as discussed below, distributions from associated companies and a decrease in the Company's investment in the trading portfolio. For the nine month period ended September 30, 2004, net cash was provided by operations principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures, the refund of excess federal income tax payments and an increase in accounts payable due to the timing of payments.

As of September 30, 2005, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by its non-regulated subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $1,747,500,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,169,000,000 (66.9%), 200,000 common shares of White Mountains Insurance Group, Ltd. ("WMIG") of $120,800,000 (6.9%), all of which was sold in November 2005, and other publicly traded debt and equity securities aggregating $457,700,000 (26.2%).

In June 2005, the Company's 8 1/4% senior subordinated notes, which had an outstanding principal amount of $19,100,000, matured. The Company repaid these notes and the related accrued interest with readily available cash resources.

As of September 30, 2005, the Company had outstanding $80,100,000 of fixed rate repurchase agreements (an increase of $59,100,000 from December 31, 2004). These repurchase agreements, which are reflected in debt due within one year, have a weighted average interest rate of approximately 3.9%, mature at various dates during the first quarter of 2006 and are secured by investments with a carrying value of $83,200,000.

As of September 30, 2005, WilTel had aggregate cash and investments of $298,600,000, an increase of $58,900,000 from December 31, 2004. The increase during this period reflects WilTel's positive operating results, reduced by WilTel's capital expenditures of $79,100,000. Substantially all of WilTel's assets have been pledged to secure its outstanding long-term debt, principally to secure its obligations under its credit agreement ($357,500,000 outstanding as of September 30, 2005) and its mortgage debt ($59,700,000 outstanding at September 30, 2005).

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

WilTel is a party to various legal actions and claims, and has reserved $20,300,000 for the satisfaction of all litigation. Certain of these actions relate to the rights of way licensed to WilTel in connection with the installation of its fiber-optic cable and seek damages from WilTel for failure to obtain all necessary landowner consents. Additional right of way claims may be asserted against WilTel. The Company does not believe that the ultimate resolution of all claims, legal actions and complaints will have a material adverse effect upon WilTel's results of operations, although unfavorable outcomes could significantly impact WilTel's liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

As more fully described in the 2004 10-K, operating activities at the banking and lending segment had been concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. During 2005, the Company's banking and lending subsidiary filed a formal plan with the Office of the Comptroller of the Currency to liquidate its operations and surrender its national bank charter. During the third quarter of 2005, the Company's banking and lending subsidiary sold its remaining customer deposits and surrendered its national bank charter. As of September 30, 2005, the banking and lending segment had outstanding loans of $3,100,000.

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

In April 2005, the Company acquired ATX upon the effectiveness of its bankruptcy plan for approximately $56,300,000, including expenses, of which $25,300,000 was spent in 2005 and the balance was spent during 2003 and 2004. ATX is an integrated communications provider that offers local exchange carrier and inter-exchange carrier telephone, Internet, high-speed data and other communications services to business and residential customers in targeted markets throughout the Mid-Atlantic region of the United States.

In May 2005, the Company acquired ITC for total cash consideration of $133,600,000, including working capital adjustments and expenses. ITC "remanufactures" dimensional lumber, home center boards, 5/4" radius-edge decking and a number of specialized products and operates ten facilities located throughout the United States. Its revenue is principally derived from the purchase of bundles of low-grade lumber on the spot market, and the conversion of that lumber into higher-grade lumber through sorting and minor rework. The funds for the acquisition were provided from the Company's readily available cash resources.

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

In August 2005, the Company consummated the merger with its 72.1% owned subsidiary, MK Resources Company ("MK"), whereby the Company acquired the remaining outstanding MK common shares for aggregate merger consideration of approximately 333,500 of the Company's common shares (valued at $12,900,000 in the aggregate). As a result of the merger, MK is now a wholly-owned subsidiary of the Company, and MK's securities are no longer publicly traded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Following the merger, MK completed the sale to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, of 70% of MK's interest in Cobre Las Cruces, S.A. ("CLC"), a wholly-owned Spanish subsidiary of MK that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.7% of the outstanding Inmet common shares immediately following completion of the transaction. The Inmet shares have the benefit of a registration rights agreement; however, the shares may not be transferred or sold to a third party until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee discussed below. The Inmet shares were recorded at their fair value on the date of receipt of approximately $78,000,000, and have been classified as non-current other investments.

In August 2005, the Company and Inmet signed a commitment letter with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to (euro)69,000,000 to finance subsidies and value-added tax. CLC will be the borrower under both facilities. Under the terms of the commitment letter the Company and Inmet will guarantee 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined under the project financing. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($10,700,000 of which has been loaned as of September 30, 2005).

As discussed above, on October 30, 2005, the Company and Baldwin entered into a purchase agreement with Level 3 and its subsidiary, pursuant to which Level 3 would purchase all of the membership interests in WilTel, excluding certain specified WilTel assets and liabilities. Closing of the transaction is subject to customary closing conditions and regulatory approval, which is expected to be received in the first quarter of 2006.

The Company estimates that it will realize net value of approximately $750,000,000 and record a gain of $150,000,000, based upon the current value of the cash and stock consideration to be received from Level 3, together with the estimated value of the retained assets and retained liabilities discussed below and certain other adjustments.

The Level 3 consideration consists of $370,000,000 in cash, plus $100,000,000 in cash to reflect the Company's obligation to leave that amount of cash in WilTel, and 115,000,000 newly issued shares of Level 3 common stock (with a market value of $310,500,000, based on a $2.70 per share closing price of Level 3 common stock on October 28, 2005, the last trading day before the purchase was announced), subject to adjustment for minimum working capital on December 31, 2005, which is not expected to be material. Level 3 has a cash substitution right that allows it to pay additional cash consideration instead of common stock, at a price per share equal to the greater of $2.35 per share and the volume weighted average per share sales prices of Level 3 common stock for the 10 day period preceding the closing. Level 3 also has the right to reduce the stock portion of the purchase price by $80,000,000, using the same value for the Level 3 common stock as used in the cash substitution right, if it chooses to retain responsibility for WilTel's defined benefit pension plan and supplemental retirement plan. The Level 3 common stock will have the benefit of a registration rights agreement and is subject to a transfer restriction that limits the number of shares the Company can sell (with certain exceptions) on any given day for a period of approximately 150 days from the closing. Level 3 will be required to file a registration statement covering the shares to be issued to the Company within 2 business days of the closing.

On or prior to the closing WilTel will transfer certain retained assets to Baldwin and Baldwin will assume certain retained liabilities. The retained assets include all cash and cash equivalents in excess of $100,000,000 at December 31, 2005, all marketable securities, WilTel's headquarters building located in Tulsa, Oklahoma and certain other miscellaneous assets. In addition, WilTel will assign to Baldwin all of its right to receive the $236,000,000 in cash payments from SBC discussed above. The retained liabilities include all of WilTel's long-term debt obligations, WilTel's obligations under its defined benefit pension plan and supplemental retirement plan (subject to the substitution right referred to above), certain other employee related liabilities and other claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The agreement requires payment in full of WilTel's obligations under its credit agreement and for the Company to obtain a release for WilTel from any obligation under the outstanding mortgage note secured by its headquarters building. As a result, in November 2005, the company loaned $220,000,000 to WilTel that, when combined with its existing liquidity, enabled WilTel to pay these obligations in full while retaining approximately $100,000,000 of cash and cash equivalents for its liquidity needs. During the fourth quarter of 2005 the Company expects to classify WilTel as a discontinued operation.

The agreement requires that all parties make the appropriate filings to treat the purchase of WilTel's membership interest as a purchase of assets for federal, state and local income and franchise tax purposes. As a result, WilTel's operating loss carryforwards, including any tax loss carryforwards generated by the sale, will remain with the Company. Based on the current value of the stock portion of the purchase price, the Company estimates that after the closing it will have a federal net operating loss carryforward of approximately $4.9 billion, which is subject to qualifications, limitations and uncertainties as discussed in the Company's 2004 Form 10-K.

                          Critical Accounting Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. In its 2004 10-K, the Company identified certain areas as critical accounting estimates because they have the potential to have a material impact on the Company's financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome will not be known until a later date. On an on-going basis, the Company evaluates all of these estimates and assumptions.

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

The Company utilized WilTel's internal estimates of future cash flows from all of its customers over the remaining useful life of the primary asset. These assumptions reflected estimated future operating results and considered all relevant facts and circumstances. The economics and term of WilTel's future relationship with SBC were the most significant assumptions in the analysis. The agreements entered into between WilTel and SBC during the second quarter of 2005 have confirmed the validity of the assumptions. The analysis did not assume that the Company would enter into the agreement to sell WilTel described above, which if consummated is expected to result in a gain on the assets sold. However, if that transaction is not consummated, and if WilTel's actual cash flows in the future are materially less than the amounts used for its impairment analysis, or other events occur which have a material adverse affect on WilTel's business or ability to generate future cash flows, the Company would have to prepare a new impairment analysis and may conclude that this asset group is impaired.

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

During the third quarter of 2005, the Company further reduced its deferred tax valuation allowance by approximately $25,100,000. The amount credited to income tax expense during the third quarter resulted from a reduction of the Company's estimate of taxable income for the remainder of 2005; however, the Company has not changed its estimate of future taxable income for all future periods in the aggregate. Except for a similar type of adjustment, the Company does not expect to record any material federal income tax provision during the fourth quarter of 2005. In future years the Company will record income tax provisions equal to its effective income tax rate, unless there is a further adjustment to the valuation allowance. As of September 30, 2005, the remaining balance in the valuation allowance is approximately $930,000,000.

The Company is required to record the adjustment to the deferred tax asset valuation allowance under generally accepted accounting principles. While the adjustment significantly increases the Company's net worth (as of September 30, 2005, the deferred tax asset represents approximately 47% of total shareholders' equity), there is no current cash benefit to the Company. The adjustment will also result in the recording of material income tax expense in the future, even though there will be no material cash expenditure for income taxes. Further, while the adjustment results from the projection of taxable income over a long period of time, under generally accepted accounting principles the expected future tax savings are not discounted. As a result, this adjustment increases the Company's net worth attributable to tax savings before the Company has generated the taxable income necessary to realize those tax savings; when the tax savings are actually realized over time, net worth will be reduced by the recording of a deferred tax provision. Reflecting tax savings before the tax is actually saved results in the Company's balance sheet being less conservative than the Company would want it to be. However, this accounting policy is mandated by generally accepted accounting principles.

                              Results of Operations

                  The 2005 Periods Compared to the 2004 Periods

Telecommunications - Network and Vyvx

The following tables reconcile WilTel's segment profit from operations to income
(loss) from continuing operations before income taxes for the three and nine month periods ended September 30, 2005 and 2004. For WilTel's segments, segment profit from operations is the primary performance measure of segment operating results and profitability. WilTel defines segment profit from operations as income before income taxes, interest expense, investment income, depreciation and amortization expense and other non-operating income and expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


                                                                   For the Three Month Period Ended September 30,
                                                      ----------------------------------------------------------------------------
                                                                     2005                                        2004
                                                       ------------------------------------     ---------------------------------
                                                         Network        Vyvx        Total        Network       Vyvx       Total
                                                         -------     ---------   ----------     -----------  ---------  ----------
                                                                                        (In thousands)

Operating revenues (1)                                 $  418,700    $  30,900    $  449,600    $ 371,000    $ 30,800   $  401,800
                                                       ==========    =========    ==========    =========    ========   ==========
Segment profit from operations (4)                     $   50,500    $   8,900    $   59,400    $  39,600    $  8,600   $   48,200
Depreciation and amortization expense                     (35,600)      (1,200)      (36,800)     (48,400)     (2,100)     (50,500)
Interest income (expense), net (2)                         (6,000)         500        (5,500)      (7,800)       (500)      (8,300)
Other non-operating income (expenses), net (2) (6)         40,300         --          40,300       23,200       2,600       25,800
                                                       ----------    ---------    ----------    ---------    --------   ----------
   Pre-tax income                                      $   49,200    $   8,200    $   57,400    $   6,600    $  8,600   $   15,200
                                                       ==========    =========    ==========    =========    ========   ==========

                                                                   For the Nine Month Period Ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                     2005                                        2004
                                                       ------------------------------------     ---------------------------------
                                                         Network        Vyvx         Total        Network      Vyvx     Total
                                                         -------     ---------    ---------     ----------  ---------  ---------
                                                                                        (In thousands)

Operating revenues (1) (3)                             $1,233,200    $  90,100    $1,323,300   $1,088,200    $ 90,000   $1,178,200
                                                       ==========    =========    ==========   ==========    ========   ==========
Segment profit from operations (3) (4)                 $  148,600    $  24,200    $  172,800    $  86,000    $ 23,700   $  109,700
Depreciation and amortization expense                    (116,800)      (3,500)     (120,300)    (154,100)     (6,600)    (160,700)
Interest income (expense), net (2) (5)                    (17,900)       2,800       (15,100)     (21,400)     (1,600)     (23,000)
Other non-operating income (expenses), net (2) (6)         41,100         --          41,100       26,100       2,600       28,700
                                                       ----------    ---------    ----------    ---------    --------   ----------
   Pre-tax income (loss)                               $   55,000    $  23,500    $   78,500    $ (63,400)   $ 18,100   $  (45,300)
                                                       ==========    =========    ==========    =========    ========   ==========


(1) Excludes intersegment revenues from amounts billed by Network to Vyvx of $4,900,000 for each of the three month periods ended September 30, 2005 and 2004, and $13,500,000 and $13,900,000, respectively, for the nine month periods ended September 30, 2005 and 2004, and intersegment revenue billed from Network to ATX of $1,000,000 and $1,500,000, respectively, for the three and nine month periods ended September 30, 2005.
(2) If items in these categories cannot be directly attributable to a particular WilTel segment, they are allocated to each segment based upon a formula that considers each segment's revenues, property and equipment and headcount.
(3) For Network, for the nine month period ended September 30, 2005, includes $7,900,000 from the termination of a dark fiber contract and related maintenance services for which Network will not have to perform any remaining services and gains of $13,300,000 from sales of operating assets, principally undersea cable assets.
(4) For Network, for the three and nine month periods ended September 30, 2005, includes income of $4,100,000 and $6,400,000, respectively, from the reduction of property tax accruals due to lower valuations.
(5) For Vyvx for the nine month period ended September 30, 2005, includes a bankruptcy claim distribution of $1,600,000 received for a security with no book value.
(6)  For the three and nine month  periods ended  September  30, 2005,  includes
     $31,500,000 and $32,600,000, respectively, related to the agreements with SBC, which is discussed below. In addition, for the three and nine month 2005 periods includes $7,000,000 of income from the settlement of disputes with vendors and customers and income of $2,200,000 related to the sale of an equity security which had a zero book value. For the three and nine month periods ended September 30, 2004, includes income of $18,500,000 related to the settlement of litigation for less than amounts reserved, income of $6,000,000 related to the sale of an equity security which had a zero book value and income of $2,000,000 related to the reversal of excess reserves for long-term commitments. In addition, the nine month period ended September 30, 2004, includes a pre-tax gain of $2,800,000 related to cash and securities received in excess of the book value of secured claims in a customer's bankruptcy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Network's revenues include services provided to SBC of $296,800,000 and $267,100,000 for the three month periods ended September 30, 2005 and 2004, respectively, representing approximately 70% and 71%, respectively, of Network's telecommunications revenues, and $857,500,000 and $767,100,000 for the nine month periods ended September 30, 2005 and 2004, respectively, representing approximately 70% in each of the periods of Network's telecommunications revenues. Network's revenues from SBC have continued to grow, principally related to voice products. Revenues attributable to other RBOCs were approximately 4% and 5% of Network's telecommunications revenues for the three month periods ended September 30, 2005 and 2004, respectively, and 5% for each of the nine month periods ended September 30, 2005 and 2004. Revenues for non-SBC related business for the three and nine month periods ended September 30, 2005 grew approximately $17,200,000 or 16% and $29,300,000 or 9%, respectively, over the same periods in 2004, principally from data products.

Under the new SBC Master Services Agreement, SBC agreed to purchase WilTel services at the fixed prices that had been in effect on June 15, 2005, with minimum purchase commitments for on-net services of $600,000,000 for the period from January 1, 2005 through December 31, 2007, and $75,000,000 for the period from January 1, 2008 through December 31, 2009. If SBC fails to spend the required $600,000,000 or $75,000,000 during the respective designated periods, SBC will pay the amount of any deficiency and receive a credit equal to such amount to be used for future services. If SBC spends more than $600,000,000 during the initial three-year period, any excess will be credited toward the $75,000,000 commitment in the second period. SBC's minimum purchase commitments exclude access and off-net costs. However, for financial reporting purposes these costs are included as revenues, with offsetting amounts reported in telecommunications cost of sales, on the Company's consolidated statements of operations. As of September 30, 2005, approximately $192,000,000 of minimum purchase commitments have been satisfied. Minimum purchase commitments are considered satisfied only when SBC has paid for the service provided, not when the service is recognized as revenue for financial reporting purposes.

WilTel also has the opportunity to earn up to an additional $50,000,000 by meeting quality of service performance criteria in 2006 and 2007.

The $236,000,000 of termination payments due from SBC (along with $7,000,000 previously funded by SBC for capital expenditures) is being classified as other non-operating Network income, which is not a component of segment profit from operations. It is being recognized as other income over time proportionally with the ratio of the minimum purchase commitments that have been earned subsequent to entering into the agreements with SBC, to the remaining minimum purchase commitment at June 15, 2005. For the three and nine month periods ended September 30, 2005, $31,500,000 and $32,600,000, respectively, of this amount was reflected in other income. If the sale transaction discussed above is consummated, recognition in income of any remaining amounts will be accelerated.

Network's cost of sales reflects the level of revenues, and is comprised of variable charges paid to access vendors to originate and/or terminate switched voice traffic, and fixed charges for leased facilities and local off-net costs. Network's cost of sales for the three and nine month periods ended September 30, 2005 includes income of approximately $8,000,000 and $2,600,000 for changes in the estimated accrual for access costs. Adjustments to reduce the estimated accrual for access costs for the three and nine month periods of 2004 were $6,800,000 and $3,900,000, respectively. Network's cost of sales for the nine months ended September 30, 2004 also included a charge of $3,500,000 for international voice access costs, for which no revenue was recognized. WilTel entered into a commitment for these access costs in order to provide services for a specific customer; however, the customer defaulted under its contract, and WilTel accrued the remaining amount of the commitment, but does not expect to be able to recover from its customer.

Network's salaries and incentive compensation were $30,700,000 and $30,800,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $89,500,000 and $87,400,000 for the nine month periods ended September 30, 2005 and 2004, respectively, and selling, general and other expenses were $39,700,000 and $39,900,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $118,000,000 and $110,400,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Selling, general and other expenses for the three month period ended September 30, 2005 included higher pension costs of $2,400,000 primarily due to amortization of the unrecognized actuarial loss, greater contract maintenance costs of $1,400,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

primarily for equipment that is no longer under warranty, and greater sales commissions. Such increases were partially offset by a reduction of $4,100,000 in property taxes due to lower valuations. For the nine month period ended September 30, 2005, selling, general and other expenses included $4,600,000 in greater contract maintenance costs primarily for equipment that is no longer under warranty, higher pension costs of $2,800,000, greater sales commissions of $2,300,000, as well as a charge of $2,000,000 for weather related damages. Selling, general and other expenses for the nine month period ended September 30, 2005 also included a reduction of $6,400,000 in property taxes due to lower valuations. For the nine month period ended September 30, 2004, selling, general and other expenses includes a reduction of $4,700,000 to the provision for doubtful accounts, principally due to the collection of previously reserved accounts receivable that had been in dispute. Selling, general and other expenses for the first quarter of 2004 included a charge of $2,700,000 to the provision for doubtful accounts to fully reserve for a customer's accounts receivable.

Vyvx's operating revenues were $30,900,000 and $30,800,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $90,100,000 and $90,000,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Revenues for the three and nine month 2005 periods were largely unchanged compared to the same periods in 2004 principally due to increased advertising distribution services relating to movies and greater video transport over fiber, largely offset by the impact of price reductions, and for the nine month 2005 period the loss of the National Hockey League revenues resulting from its labor dispute.

Vyvx's cost of sales reflects the level of revenue and is comprised primarily of amounts billed by Network to Vyvx for transporting content over the WilTel network, costs paid to other providers for local access and other off-net services, transponder expenses and freight and overnight delivery costs. The
Company's consolidated statement of operations includes Vyvx's salaries and incentive compensation expense of $4,700,000 and $4,600,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $13,900,000 and $13,400,000 for the nine month periods ended September 30, 2005 and 2004, respectively, and selling, general and other expenses of $3,800,000 for each of the three month periods ended September 30, 2005 and 2004, and $11,700,000 and $11,000,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Vyvx's gross margins remained relatively unchanged in the third quarter of 2005 as compared to the same period in 2004. The increase in Vyvx's gross margins for the nine month 2005 period compared to the same period in 2004 resulted primarily from higher advertising distribution services revenue and a greater percentage of those services being provided by electronic versus physical distribution, for which the costs are lower.

Depreciation and amortization expense for the Network and Vyvx segments declined in the 2005 periods as compared to the 2004 periods, principally as a result of certain assets becoming fully depreciated partially offset by the impact of new depreciable assets being placed into service.

Telecommunications - ATX

ATX has been consolidated by the Company since April 22, 2005, the effective date of its bankruptcy plan. For the three month period ended September 30, 2005 and from the date of acquisition through September 30, 2005, ATX telecommunications revenues and other income were $40,400,000 and $71,100,000, respectively, telecommunications cost of sales were $24,200,000 and $43,500,000, respectively, salaries and incentive compensation expense was $6,500,000 and
$11,500,000, respectively, depreciation and amortization expenses were $2,400,000 and $4,200,000, respectively, selling, general and other expenses were $6,500,000 and $11,600,000, respectively, and ATX had pre-tax income from continuing operations of $1,000,000 and $200,000, respectively. ATX's results reflect intersegment charges from WilTel's Network segment of $1,000,000 and $1,500,000, respectively (including $100,000 in each period, which is reflected in discontinued operations), for the three month period ended September 30, 2005 and from the date of acquisition through September 30, 2005. ATX's cost of sales for the 2005 periods reflects its migration of portions of its network to lower cost providers, the favorable resolution of an access cost dispute and a favorable rate change for unbundled local circuits. ATX had pre-tax income from discontinued operations of $400,000 in the 2005 periods including $100,000 from gain on sale of discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Healthcare Services

Pre-tax income (loss) of the healthcare services segment was $200,000 and $(400,000) for the three month periods ended September 30, 2005 and 2004, respectively, and $2,400,000 and $7,400,000 for the nine month periods ended September 30, 2005 and 2004, respectively. For the three month periods ended September 30, 2005 and 2004, healthcare services revenues and other income were $54,600,000 and $63,800,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, was $46,300,000 and $54,400,000, respectively. For the nine month periods ended September 30, 2005 and 2004,
healthcare   services   revenues   and  other  income  were   $183,500,000   and
$191,100,000, respectively, and cost of sales were $154,100,000 and $158,400,000, respectively.

The decrease in healthcare revenues for the 2005 periods as compared to the same periods in 2004 principally resulted from its termination of certain underperforming customers, customer attrition and the sale of Symphony's respiratory line of business in the second quarter of 2005. During the nine month periods ended September 30, 2005 and 2004, one customer accounted for approximately 14% and 17%, respectively, of Symphony's revenues.

The decline in gross margins in the 2005 periods as compared to the 2004 periods reflects revenue changes discussed above, higher hourly wages and benefits paid to attract and retain therapists and greater amounts incurred for independent contractors, both due to a shortage of licensed therapists in the marketplace, partially offset by improved therapist efficiency and reduced field management costs. Pre-tax results for the 2005 periods also reflect higher borrowing costs, greater professional fees for certain outsourced services and expenditures for hiring, training and automation, which Symphony hopes will help offset the increase in the costs of therapists, and higher depreciation expense for the nine month 2005 period. Pre-tax results for the three and nine month periods ended September 30, 2005 period also reflect aggregate gains of $200,000 and $700,000, respectively, from the sale of certain property and the respiratory line of business. Pre-tax results for the three and nine month periods ended September 30, 2004 periods also included $200,000 and $2,900,000, respectively, from the collection of receivables in excess of their carrying amounts and a gain of $700,000 from the sale of certain property.

Manufacturing

Pre-tax income for the plastics manufacturing segment was $4,300,000 and $4,000,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $12,300,000 and $7,300,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Its revenues were $24,500,000 and $19,000,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $69,900,000 and $49,100,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

Revenues for the plastics  manufacturing  segment  increased by  $5,500,000  and
$20,800,000 in the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004, reflecting NSW's revenues since acquisition of $5,200,000 and $12,700,000, respectively, and increases in many of the segment's markets. These increases result from a variety of factors including the strong housing market, new products developed late in 2004, and the impact of price increases implemented during the second half of 2004 and in the first quarter of 2005. Although raw material costs increased significantly in the nine month 2005 period as compared to the same period in 2004, the increases in selling prices in most markets, along with increased sales and production volumes enabled this segment to maintain its gross profit margins. Gross margins for the three and nine month periods ended September 30, 2005 also reflect $300,000 and $800,000, respectively, of greater amortization expense on intangible assets resulting from acquisitions. Pre-tax results for the 2005 periods include higher salaries and incentive compensation expense related to increased bonus expense and salaries for NSW employees. Pre-tax results for the 2004 periods reflect a gain of $300,000 resulting from the sale of certain assets related to a former product line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Revenues for ITC for the three month period ended September 30, 2005 and from the date of acquisition through September 30, 2005 were $90,900,000 and $154,400,000, respectively; gross profit was $9,100,000 and $12,600,000, respectively, salaries and incentive compensation expense were $3,000,000 and $4,200,000, respectively, depreciation and amortization expenses were $1,100,000 and $2,900,000, respectively, and pre-tax income was $4,500,000 and $4,100,000, respectively. ITC's revenues for the 2005 periods reflect an oversupply in its dimensional lumber and home center board markets, which has resulted in lower sales prices, although sales increased slightly during September due to increased demand resulting from hurricane Katrina. ITC's gross profit and pre-tax results for the 2005 periods also reflect that the reduction in raw material costs (the largest component of its cost of sales) lagged behind the reduction in sales prices, until the month of September. Salaries and incentive compensation expense increased during the third quarter due to greater accruals for bonus and profit sharing.

Banking  and Lending

As stated in the 2004 10-K, the activities of the banking and lending segment had been concentrated on collecting and servicing its significantly reduced, remaining loan portfolio, maximizing returns on its investment portfolio and discharging deposit liabilities as they come due. As a result, revenues and expenses for this segment are reflective of the modest size of the loan portfolio ($3,100,000 outstanding at September 30, 2005), particularly as a result of the loan portfolios sales during 2004. Pre-tax income (loss) for the banking and lending segment was $(300,000) and $8,800,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $400,000 and $23,400,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Pre-tax income for the three and nine month periods ended September 30, 2004 includes a pre-tax gain of $7,600,000 and $16,600,000 on the sale of certain of its loan portfolios. As discussed above, during the third quarter of 2005, the Company's banking and lending subsidiary sold its remaining customer deposits and surrendered its national bank charter.

Domestic Real Estate

Pre-tax income for the domestic real estate segment was $1,000,000 and $14,900,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $1,600,000 and $24,000,000 for the nine month periods ended September 30, 2005 and 2004, respectively. During the third quarter of 2004, the Company sold 92 lots of its 95-lot development project in South Walton County, Florida for aggregate sales proceeds of approximately $50,000,000 and recognized pre-tax profits of $13,900,000. During the three and nine month periods ended September 30, 2005, the Company recognized $2,000,000 and $4,500,000, respectively, of previously deferred pre-tax profit related to this project, upon completion of certain required improvements to the property. The Company expects to recognize the balance of the deferred pre-tax profits from this project during 2005 (aggregating $5,800,000) as it completes the remaining improvements. Revenues and pre-tax profit for this segment in the nine month period ended September 30, 2004 reflected the sale of certain unimproved land for cash proceeds of $8,800,000, which resulted in a pre-tax gain of $7,600,000.

In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The Company recorded a pre-tax gain of $56,600,000 in the nine month period ended September 30, 2005, which is reflected in discontinued operations. Historical operating results for the hotel have not been material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Corporate and Other Operations

Investment and other income increased in the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 primarily due to the $10,500,000 gain on the sale of 70% of the Company's interest in CLC to Inmet, and greater investment income of $2,900,000 and $15,200,000, respectively, reflecting a larger amount of invested assets and higher interest rates. Investment and other income also reflect income of $1,600,000 and $1,500,000 for the three and nine month 2005 periods, respectively, and a charge of $1,300,000 for the three month period ended September 30, 2004, related to the accounting for mark-to-market values of Corporate derivatives. Such amount for the nine month period ended September 30, 2004 was not material. Investment and other income for the 2004 periods also included a pre-tax gain of $11,300,000 from the sale of two of the Company's aircraft.

Net securities gains for Corporate and Other Operations aggregated $85,700,000 and $49,000,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $132,700,000 and $110,600,000 for the nine month periods ended September 30, 2005 and 2004, respectively. During 2005 and 2004, the Company's net securities gains largely reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities. Included in net securities gains for the 2005 periods is a gain of $70,000,000 from the sale of 175,000 shares of WMIG common stock. Net securities gains for the three month periods ended September 30, 2005 and 2004 include a provision of $4,000,000 and $2,800,000, respectively, to write down the Company's investments in certain available for sale securities. Write downs of securities were $7,300,000 and $3,400,000, respectively, for the nine month periods ended September 30, 2005 and 2004.

The increase in interest expense during the nine month period ended September 30, 2005 as compared to the 2004 period primarily reflects interest expense relating to $100,000,000 aggregate principal amount of 7% Senior Notes and $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes issued in April 2004.

The increase in salaries and incentive compensation expense of $1,800,000 and $4,900,000, respectively, in the three and nine month periods ended September 30, 2005 compared to the same periods in 2004, principally relates to increased bonus expense.

Selling, general and other expenses increased by $4,000,000 and $12,500,000, respectively, in the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004. The increase for the three month period primarily reflects higher minority interest expense relating to MK prior to its merger and greater foreign exchange losses. The increase for the nine month period also reflects higher professional fees that principally relate to due diligence expenses for potential investments, greater professional fees and greater cost of goods sold of the winery operations. In addition, selling, general and other expenses for the three and nine month 2005 periods also include $2,400,000 and $4,500,000, respectively, related to Indular, an Argentine shoe manufacturing company acquired in January 2005 in which the Company has an effective 59% interest.

As discussed above, the income tax provision for the nine month period ended September 30, 2005 reflects a credit of $1,135,100,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset.

For the nine month period ended September 30, 2004, the Company has recorded a net federal income tax provision on income from continuing operations (inclusive of a federal tax provision netted against equity in income of associated companies) and federal income tax benefits on loss from discontinued operations and losses recognized in other comprehensive income. In the aggregate, the Company has recognized a net federal income tax provision of $18,600,000 for the nine month period ended September 30, 2004 (excluding the reversal of reserves for federal income tax contingencies); although no federal income tax payments were due. The income tax provision for the nine month period ended September 30, 2004 also reflects the reversal of tax reserves aggregating $27,300,000, as a result of the favorable resolution of federal income tax contingencies. Income taxes for 2004 also include a provision for state income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Associated Companies

Equity in income (losses) of associated companies for the three and nine month periods ended September 30, 2005 and 2004 includes the following (in thousands):



                                                      For the Three Month                For the Nine Month
                                                   Period Ended September 30,         Period Ended September 30,
                                                   --------------------------        --------------------------
                                                      2005           2004              2005              2004
                                                     -------        --------         --------          -------

Olympus Re Holdings, Ltd.                           $ (81,700)      $(10,500)        $(69,700)         $  5,100
EagleRock Capital Partners (QP), LP                     6,100         (4,500)         (13,500)            1,400
Jefferies Partners Opportunity Fund II, LLC             8,400          4,000           19,500            12,700
HomeFed Corporation                                       800          1,600            1,300             5,400
Union Square                                              --             --            72,300               700
Pershing                                                  --           4,900             --              11,000
Berkadia                                                  --             --              --                 800
Other                                                    (100)        (1,500)           2,800               200
                                                    ---------       --------         --------          --------
  Pre-tax                                             (66,500)        (6,000)          12,700            37,300
Income tax expense                                        --          (2,100)             700            13,100
                                                    ---------       --------         --------          --------
  Equity in income (losses), net of taxes           $ (66,500)      $ (3,900)        $ 12,000          $ 24,200
                                                    =========       ========         ========          ========

As discussed above, the Company redeemed its interest in Pershing effective December 31, 2004.

In May 2005, Union Square sold its interest in an office complex located on Capitol Hill in Washington, D.C. During the second quarter, the Company received its share of the net proceeds totaling $71,800,000 and expects to receive in the fourth quarter an additional $1,000,000 for its share of escrowed proceeds. The Company recognized a pre-tax gain on the sale, including the escrowed proceeds, of $71,900,000 during the nine month period ended September 30, 2005.

The Company's equity in losses from Olympus Re Holdings, Ltd. for the 2005 periods reflects its share of Olympus' estimated losses from hurricanes Katrina and Rita. Estimated losses from hurricane Wilma, which occurred in October 2005, are not included above.

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

     Inability to attract and retain highly skilled personnel, which would make it difficult to conduct the businesses of certain of our subsidiaries;

     Adverse legal and regulatory developments that may affect particular businesses, such as regulatory developments in the telecommunications and healthcare industries, or in the environmental area, which could affect the Company's real estate development activities and telecommunications business, as well as the Company's other operations;

     If the sale of WilTel to Level 3 is not consummated, the Company will continue to be subject to the risks of operating WilTel, which could adversely affect the Company's business and results of operations, including: the extent to which WilTel is successful in replacing revenues and profits generated by SBC upon the migration of services from WilTel to AT&T ; WilTel's ability to acquire or maintain rights of way necessary for the operation of its network; changes in telecommunications laws and regulations; and WilTel's ability to adapt to technological developments or continued or increased pricing competition in the telecommunications industry;

     If the sale of WilTel to Level 3 is consummated, the value of the Level 3 stock to be received by the Company may decline prior to the closing, in which case, the Company will receive a lower value for WilTel than anticipated;

     Current and future legal and administrative claims and proceedings against the Company and its subsidiaries, which may result in increased costs and diversion of management's attention;

     Changes in telecommunications laws and regulations, which could adversely affect ATX and its customers through, for example, higher costs, increased competition and a loss of revenue;

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

Changes in internal control over financial reporting

(b) As discussed elsewhere herein, during the second quarter of 2005 the Company acquired ATX and ITC. Each of ATX and ITC have their own distinct internal controls over financial reporting; therefore, such internal controls represent a new component part of the Company's consolidated internal control over financial reporting. The Company has not yet completed its evaluation of the internal controls over financial reporting at ATX or ITC, although these entities have or are expected to have financial statement amounts which are material to the Company's consolidated financial statements. Except for changes that result from the acquisition of ATX and ITC, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 5. Other Information

On November 8, 2005, the Company's subsidiary, WilTel Communications Group, LLC and its subsidiaries (collectively, "WilTel"), prepaid all outstanding amounts under the Third Amended and Restated Credit Agreement and Guaranty Agreement, as amended, among WilTel, the Lenders party thereto, the First Lien Administrative Agent, the Second Lien Administrative Agent and the Administrative Agent. For additional information concerning the prepayment, see Item 2 of this Report.

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




Date:  November 8, 2005

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