Form 10-K
period 2005-12-31
LEUCADIA NATIONAL CORP
filed 2006-03-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
       ___________
                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           New York                                               13-2615557
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [x] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2005 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $3,130,796,000.

On February 23, 2006, the registrant had outstanding 108,072,508 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2006 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                     PART I

Item 1.  Business.
------   --------

                                   The Company

       The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, healthcare services, telecommunications, real estate activities, winery operations and residual banking and lending activities that are in run-off. The Company also owns equity interests in investment partnerships and in operating businesses which are accounted for under the equity method of accounting, including development of a copper mine in Spain, real estate activities and property and casualty reinsurance operations. The Company concentrates on return on investment and cash flow to maximize long-term shareholder value. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. In identifying possible acquisitions, the Company tends to seek assets and companies that are out of favor or troubled and, as a result, are selling substantially below the values the Company believes to be present.

       Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $3,661,900,000 at December 31, 2005, equal to a book value per common share of the Company (a "common share") of negative $.07 at December 31, 1978 and $33.90 at December 31, 2005. The significant increase in shareholders' equity during 2005 reflects both profitable results of operations and the recognition of $1,135,100,000 of the deferred tax asset that was deemed to be realizable. Shareholders' equity and book value per share amounts have also been reduced by the $811,900,000 special cash dividend paid in 1999.

       In December 2005, the Company sold its largest telecommunications subsidiary, WilTel Communications Group, LLC ("WilTel"), to Level 3 Communications, Inc. ("Level 3") for aggregate cash consideration of $460,300,000 (net of estimated working capital adjustments) and 115,000,000 newly issued shares of Level 3 common stock (valued at $339,300,000 on the closing date). In connection with the sale, the Company retained certain assets and liabilities of WilTel that were not purchased by Level 3, which assets and liabilities had a net book value of $254,000,000 on the closing date. The retained assets included all of WilTel's right to receive certain cash payments from SBC Communications Inc. ("SBC") totaling $236,000,000, of which $37,500,000 had been received prior to closing. In the aggregate, the Company received value of $833,500,000 from the sale of WilTel, including the consideration paid by Level 3 and the net book value of the retained assets and liabilities, but reduced by a $220,000,000 capital contribution made to WilTel in 2005 to enable WilTel to repay its debt obligations. The Company recorded a pre-tax gain on the sale of WilTel of $243,800,000. For more information, see Note 5 of Notes to Consolidated Financial Statements.

       The agreement with Level 3 requires that all parties make the appropriate filings to treat the purchase of WilTel as a purchase of assets for federal, state and local income and franchise tax purposes. As a result, WilTel's net operating tax loss carryforwards ("NOLs"), as well as any tax losses generated by the sale, remained with the Company. As of December 31, 2005, the Company has approximately $5,100,000,000 of NOLs, which are available to reduce the federal income taxes that would otherwise be payable on that amount of pre-tax income in the future (a potential federal tax savings of approximately $1,800,000,000). The amount and availability of the NOLs are subject to certain qualifications, limitations and uncertainties as discussed in Note 16 of Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

       During 2005, the Company recorded net security gains of approximately $208,800,000, principally from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. Net security gains include $146,000,000 from the sale of the Company's entire equity interest in White Mountains Insurance Group, Ltd. ("WMIG"). The Company acquired the 375,000 common shares of WMIG in a private transaction in 2001 for $75,000,000.

       The manufacturing operations are conducted through Idaho Timber Corporation ("Idaho Timber") and the Company's plastics manufacturing segment. In May 2005, the Company acquired Idaho Timber for total cash consideration of $133,600,000, including working capital adjustments and expenses. Idaho Timber is headquartered in Boise, Idaho and primarily remanufactures dimension lumber and remanufactures, packages and/or produces other specialized wood products. The Company's plastics manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, agriculture, packaging, carpet padding, filtration and consumer products. In February 2005, the plastics manufacturing segment increased its product offerings and customer base through the purchase of the assets of NSW, LLC U.S. ("NSW") for $26,600,000, including working capital adjustments.

       The Company's healthcare services operations are conducted by subsidiaries of Symphony Health Services, LLC ("Symphony"), which was acquired in September 2003. Symphony is engaged in the provision of physical, occupational and speech therapy services, healthcare staffing services and Medicare consulting services.

       The Company's telecommunications operations are principally conducted through ATX Communications, Inc. ("ATX"). Upon the effectiveness of its bankruptcy plan in April 2005, ATX became a majority owned subsidiary of the Company and has been consolidated since that date. ATX is an integrated communications provider that offers telephone, data, Internet and other services principally to small to medium sized businesses in the Mid-Atlantic region of the United States. The aggregate purchase price for ATX was $56,300,000, which includes the cost of claims purchased prior to its bankruptcy filing, all financing provided to ATX by the Company and acquisition expenses.

       The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. In May 2005, the Company sold its 716-room Waikiki Beach hotel for net cash proceeds of approximately $73,000,000 and recorded a pre-tax gain of $56,600,000 (reflected in gain on disposal of discontinued operations).

       The Company's winery operations consist of Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. These wineries primarily produce and sell wines in the luxury segment of the premium table wine market.

       During 2005, the Company's banking and lending operations sold its remaining customer deposits and surrendered its national bank charter. Residual operating activities are concentrated on collecting and servicing the remaining loan portfolio.

       The Company owns 30% of Cobre Las Cruces, S.A. ("CLC"), a former subsidiary of the Company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. During 2005, the Company sold a 70% interest in CLC to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.7% of the outstanding Inmet common shares immediately following completion of the transaction. The Inmet shares were recorded at their fair value at the time of the transaction of approximately $78,000,000, and the Company recorded a pre-tax gain on the sale of $10,500,000.

       During 2005, the Company sold its non-controlling equity interests in an office complex located on Capitol Hill in Washington, D.C. Including repayment of its mortgage loans at closing, the Company's share of the net proceeds was $73,200,000, and the Company recognized a pre-tax gain of $72,300,000.

       The Company's property and casualty reinsurance equity investment is conducted through its 20% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. During 2005, Olympus recorded significant losses from hurricanes Katrina, Rita and Wilma; the sum of the Company's share of Olympus' losses under the equity method of accounting plus an impairment loss aggregated $123,800,000 during 2005. In early 2006, Olympus raised new equity capital (in which the Company did not participate), that will dilute the Company's interest such that it will not apply the equity method of accounting for this investment subsequent to December 31, 2005.

       As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Investor Information

       The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. In addition, material filed by the Company can be inspected at the offices of the New York Stock Exchange, Inc. (the "NYSE"), 20 Broad Street, New York, NY 10005, on which the Company's common shares are listed. The Company has submitted to the NYSE a certificate of the Chief Executive Officer of the Company, dated May 17, 2005, certifying that he is not aware of any violations by the Company of NYSE corporate governance listing standards.

       The Company's website address is www.leucadia.com. The Company makes available, without charge, through its website copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Financial Information about Segments

       The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. The Company's manufacturing operations are conducted through Idaho Timber and its plastics manufacturing segment. Idaho Timber primarily remanufactures, manufactures and/or distributes wood products. The Company's plastics manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes. The Company's healthcare services operations provide physical, occupational and speech therapy services, healthcare staffing services and Medicare consulting services. The Company's telecommunications operations are principally conducted through ATX, an integrated communications provider that offers a wide range of telecommunication services in the Mid-Atlantic region of the United States. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of the Company's wineries and residual banking and lending activities that are in run-off.

       Associated companies include equity interests in entities that the Company accounts for on the equity method of accounting. Investments in associated companies include Berkadia LLC ("Berkadia"), a joint venture formed to facilitate the chapter 11 restructuring of The FINOVA Group Inc. ("FINOVA"), HomeFed Corporation ("HomeFed"), a corporation engaged in real estate activities, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), EagleRock Capital Partners (QP), LP ("EagleRock"), CLC and Olympus. Both JPOF II and EagleRock are engaged in investing and/or securities transactions activities.

       Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium, which is the only foreign operation with non-U.S. revenue or assets that the Company consolidates, and it is not material. In addition to its investment in Bermuda-based Olympus, the Company owns 36% of Light and Power Holdings Ltd., the parent company of the principal electric utility in Barbados, and an interest, through its 30% ownership of CLC, in a copper deposit in Spain. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

        Certain information concerning the Company's segments for 2005, 2004 and 2003 is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was September 2003 for Symphony, April 2005 for ATX and May 2005 for Idaho Timber. Associated Companies are only reflected in the table below under identifiable assets employed.


                                                                                       2005            2004            2003
                                                                                       ----            ----            ----
                                                                                                   (In millions)

Revenues and other income (a):
    Manufacturing:
      Idaho Timber                                                                    $   239.0       $   --           $    --
      Plastics                                                                             93.6            64.4             54.1
    Healthcare Services                                                                   239.9           258.4             71.1
    Telecommunications                                                                    111.4            --               --
    Domestic Real Estate                                                                   29.8            63.5             50.4
    Other Operations                                                                       59.1            70.8             95.6
    Corporate (b)                                                                         268.3           180.9             42.5
                                                                                      ---------       ---------        ---------
         Total consolidated revenues and other income                                 $ 1,041.1       $   638.0        $   313.7
                                                                                      =========       =========        =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies:
    Manufacturing:
      Idaho Timber                                                                    $     8.2       $   --           $    --
      Plastics                                                                             14.2             7.9              4.4
    Healthcare Services                                                                     3.3             5.1             (2.3)
    Telecommunications                                                                     (1.9)          --                --
    Domestic Real Estate                                                                    4.1            20.7             18.1
    Other Operations                                                                        6.1            18.6              9.1
    Corporate (b)                                                                         101.9            59.6            (37.5)
    Elimination (c)                                                                         2.3           --                --
                                                                                      ---------       ---------        ---------
         Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and
           equity in income (losses) of associated companies                          $   138.2       $   111.9        $    (8.2)
                                                                                      =========       =========        =========

Identifiable assets employed:
    Manufacturing:
      Idaho Timber                                                                    $   162.7       $   --           $    --
      Plastics                                                                             81.9            50.4             50.8
    Healthcare Services                                                                    55.5            65.6             54.6
    Telecommunications                                                                     88.6           --                --
    Domestic Real Estate                                                                  182.7           253.2            275.8
    Other Operations                                                                      252.0           403.7            505.8
    Investments in Associated Companies                                                   375.5           460.8            430.9
    Corporate                                                                           4,062.0         2,070.1          1,456.9
    Assets of discontinued operations                                                     --            1,496.6          1,622.4
                                                                                      ---------       ---------        ---------
         Total consolidated assets                                                    $ 5,260.9       $ 4,800.4        $ 4,397.2
                                                                                      =========       =========        =========


(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

(b) Net securities gains for Corporate aggregated $199,500,000, $123,100,000 and $10,100,000 during 2005, 2004 and 2003, respectively, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. Security gains in 2005 include a gain from the sale of WMIG of $146,000,000. For 2005 and 2004, security gains include provisions of $12,200,000 and $4,600,000, respectively, to write down investments in certain available for sale securities. For 2003, security gains include a provision of $6,500,000 to write down investments in certain available for sale securities and an investment in a non-public security. The write downs of the available for sale securities resulted from declines in market value determined to be other than temporary.

(c) Eliminates services purchased by ATX from WilTel and recorded as a cost of sales by ATX.

(d) For the years ended December 31, 2005, 2004 and 2003, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $41,300,000, $29,400,000 and $29,100,000, respectively; such amounts are primarily comprised of Corporate ($10,700,000, $11,400,000 and $11,700,000, respectively), manufacturing ($14,200,000, $5,200,000 and
     $4,700,000, respectively), other operations ($5,500,000, $6,900,000 and
     $7,800,000, respectively) and telecommunications ($7,500,000 in 2005). Depreciation and amortization expenses for other segments are not material.

(e) For the years ended December 31, 2005, 2004 and 2003, income (loss) from continuing operations has been reduced by interest expense of $68,400,000, $62,700,000 and $37,900,000, respectively; such amounts are primarily comprised of Corporate ($63,200,000, $55,300,000 and $26,000,000,
     respectively), healthcare services ($2,800,000, $2,200,000 and $600,000, respectively) and banking and lending, which is included in other operations ($1,100,000, $2,700,000 and $8,800,000, respectively). Interest expense for other segments is not material.

     At December 31, 2005, the Company and its consolidated subsidiaries had 3,969 full-time employees.


                                  Manufacturing

Idaho Timber

Business Description

       In May 2005, the Company acquired Idaho Timber for total cash consideration of $133,600,000, including working capital adjustments and expenses. Idaho Timber is headquartered in Boise, Idaho and is engaged in the manufacture and/or distribution of various wood products. Idaho Timber's principal product lines include remanufacturing of dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and producing of 5/4" radius-edge, pine decking. Idaho Timber also manufactures or distributes a number of other specialty wood products. Idaho Timber has over 25 years of operating experience in its industry.

       Remanufactured dimension lumber is Idaho Timber's largest product line. Dimension lumber is used for general construction and home improvement, remodeling and repair projects, the demand for which is normally a function of housing starts and home size. All dimension lumber is assigned a quality grade, based on the imperfections in the wood, and higher-grade lumber is sold at a higher price than lower-grade lumber. Idaho Timber purchases low-grade dimension lumber from sawmills located in North America and Europe and upgrades it into higher-grade dimension lumber products. The remanufacturing process includes ripping, trimming and planing lumber to reduce imperfections and produce a variety of lumber sizes. These products are produced at plants located in Florida, North Carolina, Texas, Kansas, Idaho and New Mexico. Each plant distributes its product primarily by truck to lumber yards and contractors within a 300 mile shipping radius from the plant site.

       Idaho Timber's next largest product line is home center board products, which are principally sold to large home improvement retailers. Idaho Timber purchases high-grade boards from sawmills in the western United States, South America and New Zealand (primarily pine but other wood species are also used), performs minor re-work on those boards to upgrade the quality, and then packages and bar codes those boards according to customer specifications. Services provided include managing delivery to off-site inventory positions at customer-owned distribution centers near retail locations so that adequate stock is available for the customers to draw upon when needed. Production takes place in owned plants in Idaho and Montana, and goods are shipped nationwide by rail and truck to customer-owned distribution centers. The sale is not completed and revenue is not recognized until the customer takes the product from the distribution center.

       Idaho Timber also operates a sawmill in Arkansas that produces 5/4" radius-edge, pine decking cut to a variety of lengths. Rights to cut timber are purchased from private land owners located near the sawmill, known as timber deeds, and Idaho Timber employs third-party contractors to cut the timber and transport the logs to the sawmill. Logs are also acquired in the spot market (gate logs) when trucks loaded with logs arrive at the sawmill, are inspected for quality and purchased if an agreement can be reached on price. Idaho Timber performs traditional sawmill processes (cutting, drying and planing) to manufacture the final product. The product is shipped to various regions throughout the central and eastern parts of the United States via truck and rail to lumber treaters and others for resale to the final consumer.

       Idaho Timber's profitability is dependent upon its ability to manage manufacturing costs and process efficiency, minimize capital expenditures through the purchase of used, lower-cost equipment and repairing its existing equipment, and effective management of the spread between what it pays for dimension lumber and boards and the selling prices of the remanufactured products. Selling prices for remanufactured products may rise quicker than supplier prices in strong markets creating greater spread; however, during periods of declining product demand and reduced selling prices, supply price declines may lag behind resulting in lower spreads. Idaho Timber's business is generally not seasonal, except in those locations that have weather related construction slowdowns.

       The dimension lumber product does not require significant build up of inventory to cover peak periods of activity, nor are there any other unusually significant needs for working capital. Home center board products experience a longer cycle to convert raw material to product sales due to cross country shipping and consignment inventory programs, resulting in an investment in working capital. Working capital requirements are greater for the sawmill operation. In addition to cash outlays for timber deeds, the sawmill will have a seasonal build up of log inventory.

       Idaho Timber owns nine plants, one sawmill that principally produces decking products and one sawmill that produces split-rail fencing. These eleven facilities in the aggregate have approximately 939,000 square feet of manufacturing and office space, covering approximately 230 acres. Two plants are principally dedicated to home center board products and the remaining plants principally produce remanufactured dimension lumber products. All plant locations can produce and distribute specialty wood products. Idaho Timber has the capacity to ship approximately 70 million board feet per month; during 2005 actual shipments averaged approximately 62 million board feet per month.

       Idaho Timber believes that its diverse remanufacturing, sawmill, and distribution operations provide it with purchasing power to secure sources of supply from multiple suppliers while minimizing freight costs. Idaho Timber's diverse geographic footprint also mitigates geographic concentration risk.

Sales and Marketing

       Idaho Timber primarily markets to local, regional and national lumber retailers for its dimension lumber products, home improvement centers for its home center board products and decking treaters for its sawmill product, and other resellers of home construction materials. Demand for its products is dependent, in part, upon the strength of the U.S housing market and the do-it-yourself home improvement market which are subject to cyclical fluctuations. Its success in attracting and retaining customers depends in large part on its ability to provide quicker delivery of specified customer products than its competitors. For dimension lumber products, sales are primarily generated at each of the plants, with a dedicated sales force located in the same geographic region as the customers the plant serves. Board and decking products are sold and managed centrally. The home center board product is heavily dependent on two customers, Lowe's and The Home Depot, which account for approximately 90% of that product line. The combined revenue of these two customers was 14% of Idaho Timber's total revenue for the period from acquisition to December 31, 2005. The customer base for the dimension lumber business is much less concentrated; no customer accounts for more than 5% of revenue. Idaho Timber's sales are somewhat concentrated in regions where its facilities are located, with the largest being Florida, 27%; North Carolina, 16%; and Texas, 13%.

Competition

       Idaho Timber sells commodity products, and operates in an industry that is currently oversupplied and very competitive. Idaho Timber competes against domestic and foreign sawmills and intermediate distributors for its dimension lumber and decking products. In some cases, Idaho Timber competes on a limited basis with the same sawmills that are a source of supply of low-grade dimension lumber. Foreign suppliers have been growing their sales in the U.S. market, particularly European competitors, which has added to the current oversupply condition in the industry and may continue to do so. The home center board business has many competitors, and suppliers to large home centers are always under pressure to reduce prices.

        Idaho Timber also competes for raw material purchases needed for its remanufactured dimension lumber and home center board products, and in the past the availability and pricing of certain raw materials has been adversely affected by import duties (tariffs) imposed on Canadian imports, the largest source of these supplies. A decades old trade dispute between the U.S. and Canada resurfaced with the expiration of the Softwood Lumber Agreement on March 31, 2001. The dispute involves claims that lumber from government-owned land in Canada is subsidized and sold into the U.S. market for less than fair value, the effect of which is to injure or threaten to injure U.S. competitors. In the past, the U.S. has argued for the right to impose extra duties to prevent cheap Canadian wood from harming U.S. manufacturers. However, the North American Free Trade Agreement ("NAFTA") review panel rejected claims that U.S. lumber producers had suffered damage as a result of Canadian imports. On September 10, 2004, the U.S. International Trade Commission complied with the NAFTA ruling and issued a statement saying that the U.S. lumber industry is not threatened by Canadian softwood imports; however, the Commission expressed some disagreement with the panel's decision. There have been a number of challenges and appeals made through various channels attempting to reverse NAFTA's decision. Currently, restrictions on Canadian imports are not adversely affecting Idaho Timber's operations; however, if tariffs increase or import limitations are imposed in the future, it is possible that raw material costs could increase or supplies could be constrained. Idaho Timber is examining alternative sources of supply to increase its raw material purchasing flexibility.

       Idaho Timber's manufacturing process is very labor intensive, and its labor force is not unionized. Idaho Timber's low cost labor force allows it to be competitive and flexible in its operating activities; however, its labor force is in high demand in its own industry and also from non-industry employers. If Idaho Timber is unable to continue to attract and retain a cost efficient labor force, sales volumes and profitability could suffer.

Government Regulation

       Lumber and decking are identified at Idaho Timber facilities with a grade stamp that shows the grade, moisture content, mill number, species and grading agency. All lumber is graded in compliance with the National Grading Rule for Dimension Lumber, which is published by the U.S. Department of Commerce. Idaho Timber facilities are subject to regular inspection by agencies approved by the American Lumber Standards Committee. Idaho Timber believes that its procedure for grading lumber is highly accurate; however, the company could be exposed to product liability claims if it can be demonstrated its products are inappropriately rated. Currently, Idaho Timber does not have any material product liability claims outstanding.

       Since Idaho Timber's sawmills do not treat its wood with chemicals, and since timber deeds purchased from private land owners do not impose a re-planting obligation, Idaho Timber does not have any unusual environmental compliance issues.

Plastics Manufacturing

Business Description

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

       In February 2005, the Company acquired the assets of NSW for approximately $26,600,000, thereby increasing its mix of products and customer base. NSW has a manufacturing and distribution facility in Roanoke, Virginia, and has generated revenues of approximately $17,500,000 for the period from acquisition to December 31, 2005. Although the Company has integrated certain of NSW's operating activities into its own, principally in the administration and raw materials purchasing areas, NSW's manufacturing facility will continue as a stand-alone operation. Products manufactured by NSW include produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes.

       Certain of the division's products are proprietary, protected by patents and/or trade secrets. The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on the plastics division.

Sales and Marketing

       Plastics manufacturing revenues were $93,300,000, $64,100,000 and $53,300,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Products are marketed both domestically and internationally, with approximately 11% of 2005 revenues generated by customers in Europe, Latin America, Japan and Australia. Products are sold primarily through an employee sales force, located in the United States and Europe. New product development focuses on market niches where the division's proprietary technology and expertise can lead to sustainable competitive economic advantages. Historically, this targeted product development generally has been carried out in partnership with a prospective customer or industry where the value of the product has been recognized. The plastics division is now also focusing on developing products which provide an upgrade to a current product used by an existing customer. Over the last several years, the plastics division has spent approximately 2% to 5% of annual sales on the development and marketing of new products and new applications of existing products.

Competition

       The plastics division is subject to domestic and international competition, generally on the basis of price, service and quality. Additionally, certain products are dependent on cyclical industries, including the construction industry. The cost of the principal raw material used in its products, polypropylene, has increased by approximately 85% from 2002. The division has been able to raise prices to its customers during this period but the contribution margin percentage has dropped by 6% as a result of higher raw material costs. High oil and natural gas prices along with high capacity utilization in the polypropylene industry are expected to keep raw material costs higher than historical levels for the next few years.

       The plastics division has had excess manufacturing capacity, principally in its Belgium facility which became operational during 2001. Utilization of this capacity has taken longer than anticipated primarily due to the loss of a major customer for whom the facility was expected to produce products. However, operating results at the facility have improved, as sales grew 67% in 2005 as compared to 2003 and the business achieved positive cash flow during 2004. In addition, manufacturing production for customers in Australia and Asia has been moved away from domestic facilities to the Belgium facility, thereby enabling the domestic facilities to meet sales growth. In October 2005, the plastics division acquired the manufacturing assets of a competitor for approximately $4,300,000, and relocated and installed the equipment in the Belgium facility. The asset acquisition is expected to increase sales in the filtration, packaging and agricultural markets at the Belgium facility.

                               Healthcare Services
Business Description

       Established in 1994, Symphony provides post-acute healthcare services including contract therapy, long-term care consulting and temporary staffing to skilled nursing facilities, hospitals, sub-acute care centers, assisted living facilities, schools and other healthcare providers. Symphony currently operates in 46 states, providing services at approximately 1,650 locations through its employee workforce of approximately 2,900 part-time and full-time skilled healthcare professionals (excluding temporary personnel). The businesses owned by Symphony operate under the names RehabWorks, VTA Management Services, VTA Staffing Services, NurseWorks and Polaris Group. The Company has consolidated Symphony in its financial statements since it was acquired in September 2003.

       The principal services offered by Symphony are described below.

          o Contract Therapy Services - Physical therapy, occupational therapy and speech pathology services provided to various health care providers and schools. Services include compliance and clinical training, recruitment, orientation and staffing, management information and reimbursement expertise.
          o Healthcare Staffing Services - Placement of temporary healthcare professionals in hospitals and skilled nursing facilities generally ranging from one day to 13-week assignments.
          o Consulting Services - These services assist healthcare providers in managing Medicare reimbursement to ensure that systems and procedures are in place to manage costs and cash flow.

       When determining how to meet their rehabilitation therapy and healthcare staffing needs, healthcare providers are faced with an "in-source" or "outsource" decision, to either manage the rehabilitation therapy unit in-house or to contract the service to an outside vendor. As healthcare expenditures in the U.S. have continued to increase, healthcare providers have experienced increased cost reduction pressures as a result of managed care and the implementation of prospective payment systems, where fixed fee schedules are set by the Center for Medicare and Medicaid Services ("CMS"). Symphony's services give its customers increased flexibility in managing staffing levels and enables them to reduce their overall costs by converting a fixed cost into a variable cost. Contract therapy is available on a full-time, part-time and on-call basis, and can be customized at each location according to the particular needs of a facility or patient. Contract therapy services also include full therapy program management with a full-time program manager who is also a therapist and two to four professionals trained in physical and occupational therapy or speech/language pathology. Symphony generally bills its customers either on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered. Symphony is also the largest provider of therapy services to the Department of Education of New York City.

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

Competition

       The contract therapy and healthcare staffing services businesses compete in national, regional and local markets with full service staffing companies and with specialized staffing agencies. The program management services business competes with companies that may offer one or more of the same services and with hospitals and skilled nursing facilities that do not choose to outsource these services. The managed inpatient units and outpatient programs are in highly competitive markets and compete for patients with other hospitals and skilled nursing facilities.

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

       In most instances, customers participate in the Medicare and Medicaid programs as do certain of Symphony's outpatient therapy facilities. As such, they are subject to Medicare and Medicaid's regulations regarding quality of care, qualifications of personnel, adequacy of physical plant, as well as billing and payment regulations. These regulations are written, published and administered by the CMS and are monitored for compliance.

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

       The Balanced Budget Act of 1997 mandated a Medicare Part A prospective payment system for skilled nursing facilities based on the category of patient care under the resource utilization group classifications ("RUGs") established by CMS. The 2006 Prospective Payment System and Consolidated Billing for Skilled Nursing Facilities Final Rule refined the RUGs system to more appropriately reimburse providers for patients requiring extensive nursing and rehabilitative services. Nine new categories were added and the nursing case-mix index was shifted such that the nursing component of the per diem increased, while the rehab component (the services Symphony provides) remained unchanged. To the extent that Symphony's customer contracts link billing for services with the RUGs classification, revenues could be adversely impacted even though a patient may require the same level of care. Although Symphony has successfully renegotiated many of its contracts with respect to this matter, Part A revenues for certain customers could decline.

       On January 1, 2006, most Medicare Part B therapy services became subject to an annual limitation per beneficiary of $1,740 for physical therapy and speech-language pathology and $1,740 for occupational therapy services. However, the Deficit Budget Reconciliation Act that was enacted in February 2006 mandated the development of an exception process to permit services above these limitations for services deemed medically appropriate, retroactive to January 1, 2006. On February 17, 2006, CMS published three Change Request Transmittals ("Guidance"), which detail the process by which beneficiaries may obtain exceptions to the cap limitation. The process is to be fully implemented no later than March 13, 2006. Under the Guidance CMS published, the majority of Symphony's patients will qualify for an automatic exception to the therapy cap limits. Those who do not qualify for the automatic exception are still eligible to obtain a manual exception, subject to CMS approval. While the exception process was under development, it created uncertainty among Symphony's staff and customers which limited Symphony's services to Part B patients. Symphony is currently training operating and clinical staff on the new exception process, so that services can be provided when medically necessary.

       The Health Insurance Portability and Accountability Act of 1996 is designed to improve efficiency in healthcare delivery by standardizing electronic data interchange and by protecting the confidentiality and security of an individual's health data by setting and enforcing national standards of practice. Virtually all healthcare providers are affected by the law, which consists of three primary areas, standards for electronic transactions, privacy and security. Symphony is currently in compliance with these standards.


                               Telecommunications

Acquisition

       The Company purchased all of ATX's debt obligations under its senior secured credit facility for $25,000,000 in December 2003, and ATX commenced a voluntary Chapter 11 case to reorganize its financial affairs shortly thereafter. The bankruptcy plan (the "Plan") of ATX was confirmed by the Bankruptcy Court for the Southern District of New York and became effective on April 22, 2005. As contemplated by the Plan, in exchange for its investment in the credit facility the Company received approximately 90% of the new common stock of the reorganized ATX, a new $25,000,000 senior secured 10% note, and the Company provided ATX with $30,000,000 of additional financing. The aggregate purchase price for ATX was $56,300,000, which includes all the financing provided by the Company and acquisition expenses. The Company has consolidated ATX since the effective date of the Plan.

Business

       ATX is an integrated communications provider that offers customers a full range of communications services, including local and long distance telephone services, data and Internet services, web development, collocation and managed services. Additionally, ATX provides conference calling, travel services, enhanced fax and Web-based billing. ATX's target market is small to medium sized enterprises located in the Mid-Atlantic region of the U.S.

       The Telecommunications Act of 1996 (the "Telecom Act") established a framework for creating competition in the local and long distance telecommunications markets. At that time, most local markets received services from one dominant local service provider, known as the Incumbent Local Exchange Carrier ("ILEC"), who typically owned the entire infrastructure necessary to provide local telecommunication services to businesses and consumers. As a result of the Telecom Act, ATX and others were able to use or purchase various components of an ILEC's network and infrastructure, referred to as Unbundled Network Elements ("UNE"s), Unbundled Network Element Platform ("UNE-P") and enhanced extended loops ("EEL"s), at favorable cost-based rates that were subject to the jurisdiction of the Federal Communications Commission ("FCC"). UNE-P is a combination of a loop (the part of an ILEC's telephone network that connects their central office to a customer), local switching and transport. EELs are typically a combination of UNEs, loops and local transport that ATX uses to provide service to its customers. ATX, which is known as a Competitive Local Exchange Carrier ("CLEC"), would not be able to provide existing local services to its customers without the right and ability to purchase UNEs and EELs from the ILEC at reasonable rates.

       ATX owns certain equipment and facilities which enable it to reduce the cost of the components it would otherwise have to purchase from an ILEC. ATX currently owns and operates five carrier class switches in Philadelphia, Pennsylvania and Herndon, Virginia that provide a combination of local, long distance, and Voice-over-Internet Protocol ("VoIP") services, which connect calls to the public switched telephone network. These switches are connected via transport purchased from an ILEC or other competitive network providers. ATX connects its network to the networks of the ILEC and other third party providers through collocations, which gives it the ability to service customers inside of its immediate network area via ATX's switches.

ATX's principal products and services include the following:

       CoreConnect. CoreConnect provides ATX's business customers dedicated local, long distance, toll, data and Internet access services bundled over a multi-purpose broadband connection. Through this integrated product, ATX is also able to offer additional products and services.

       Local Telephone Services. Local telephone services include local dial tone and a set of custom calling features that customers can tailor to meet their needs. Calling features include automatic callback, busy line transfer, call blocking, call forwarding, call waiting, caller ID with name, multi-ring service, repeat dialing, remote access call forwarding, and speed calling.

       Long Distance Telephone Services. Long distance telephone services include inbound/outbound service, international, toll free service and calling card telephone service. ATX currently provides intrastate and interstate long distance services nationwide and international termination.

       Network/Internet Services. ATX provides high-speed network/Internet connectivity products to its customers.

       Web Services/E-commerce. Web services include Web design, development and hosting, electronic commerce, Intranet development, database integration, Internet security, and collocation.

       Consulting and Managed Network Services. ATX assists in the design, construction, implementation and management of local and wide area networks. Consulting services include wide area network architecture, router and customer premise equipment configuration and virtual private network design and implementation.

       Wireless Services. ATX offers wireless services primarily as a customer retention tool, consisting of both cellular and paging service.


       CoreConnect, local and long distance telephone services currently account for approximately 86% of ATX's revenues. For the period from acquisition to December 31, 2005, ATX's revenues were concentrated in certain states, principally Pennsylvania, 45%; New Jersey, 31%; Maryland, 6%; Virginia and Washington D.C., 6%; and Delaware, 5%.

       Some of ATX's telecommunication services are not connected to its network or switches. For these services ATX may simply be a reseller of the ILECs services, or a seller of UNE-P services. ATX typically provides these services to customers in areas where ATX does not maintain network facilities or where customers do not have sufficient line needs to qualify for CoreConnect. ATX's margins for these services are typically lower than services provided on its network. Recent regulatory action has increased the rates that ILECs can charge for these services, which has forced ATX to raise its prices, adversely impacting ATX's ability to remain competitive for these products. ATX expects that its revenues for UNE-P and reseller services will decline over time. For the period from acquisition through December 31, 2005, these services accounted for approximately 22% of ATX's revenues.

Sales and Marketing

       ATX's sales model is based on a consultative approach. Each sale begins with a consultation that evaluates the needs of the prospective customer. ATX then designs a tailored, integrated and cost-effective solution that addresses the specific customer's communications needs. The average sales cycle is approximately 90 days for customers with extensive and/or complex needs, and approximately 30 days for smaller customers.

       ATX has approximately 18,000 customers. ATX's customers are billed on a single, consolidated invoice, delivered by traditional means. It does not depend upon any single customer for any significant portion of its revenue. Neither ATX's business nor the telecommunications industry is generally characterized as having a material seasonal element and it does not expect the business or the industry to become seasonal in the future.

Competition

       The telecommunications industry is highly competitive, and is impacted by regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. Competition for products and services is based on price, quality, network reliability, service features and responsiveness to customers' needs.

       ATX faces competition from regional Bell operating companies such as Verizon Communications, Inc. and AT&T, Inc., as well as other providers of wireline telecommunications services, wireless telephone companies and VoIP providers. In the local telephone markets, ATX's principal competitor is the ILEC, which is usually Verizon. Verizon is also ATX's principal supplier of UNEs, UNE-P and EELs. Wireless telephone companies have been taking market share from providers of wireline voice communications. Cable television companies that offer high-speed Internet access are expanding their offerings to voice based telephone services.

       Many facilities-based CLECs have committed substantial resources to building their networks or to purchasing other industry participants with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with ILECs or long distance carriers, a provider can offer a single source for local and long distance services similar to those offered by ATX. Many of ATX's competitors have substantially greater financial, personnel and other resources, with greater flexibility and a lower cost structure than ATX. The completion of large mergers within the telecommunications industry during the past year could result in improved cost structures for ATX's competitors, which could result in competitors offering lower prices.

Government Regulation

        ATX is subject to significant federal, state and local laws, regulations and orders that affect the rates, terms and conditions of certain of its service offerings, its costs and other aspects of its operations. Regulation of the telecommunications industry varies from state to state, and changes in response to technological developments, competition, government policies and judicial proceedings. The Company cannot predict the impact, nor give any assurances about the materiality of any potential impact that such changes may have on its business or results of operations, nor can it guarantee that regulatory authorities will not raise material issues regarding its compliance with applicable laws and regulations.

       The FCC has jurisdiction over ATX's facilities and services to the extent those facilities are used to provide interstate telecommunications services. State regulatory commissions generally have jurisdiction over facilities and services to the extent the facilities are used in intrastate telecommunications services. Generally, the FCC and state commissions do not regulate Internet, video conferencing or certain data services, although the underlying telecommunications services components of such offerings may be regulated in some instances.

       The implementation of the Telecom Act, the emergence of new technologies and the financial distress of many in the telecommunications industry have involved numerous industry participants, including ATX, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations, and federal and state courts. These issues include the interpretation and enforcement of existing interconnection agreements, the terms of new interconnection agreements, inter-carrier compensation, access rates applicable to different categories of traffic, the jurisdiction of traffic for inter-carrier compensation purposes, the services and facilities available to ATX, the price that ATX will pay for those services and facilities and the regulatory treatment of new technologies and services. ATX anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues, although no material litigation is currently pending. ATX anticipates that further legislative initiatives and regulatory rulemaking will occur. Rulings adverse to ATX, adverse legislation, new regulations or changes in governmental policy on issues material to ATX could have a material adverse effect on ATX's financial condition or results of its operations.

       As a CLEC, the availability of services and facilities purchased from ILECs and the rates ILECs can charge have a significant impact on ATX's profitability. The enactment of the Telecom Act enabled ATX to purchase ILEC services at favorable rates; however, certain subsequent regulatory action has resulted in more flexibility for ILECs in determining what products and services it provides and the rates it can charge. In certain instances, regulatory action is shifting the determination of these rates from regulatory jurisdiction towards commercial negotiation between the parties, generally resulting in ILEC price increases. Some of these developments are discussed below.

The FCC Triennial Review Order

       On August 21, 2003, the FCC released its Triennial Review Order ("TRO") addressing the remand on UNEs and its statutorily mandated comprehensive evaluation of UNEs, which was generally favorable to CLECs. In a portion of the TRO, the FCC held that CLECs such as ATX could order new combinations of UNEs and EELs, which in combination are the same elements that comprise higher priced special access facilities. The TRO also held that CLECs could commingle UNEs and UNE combinations with other wholesale services, including special access services, and resold services. On March 2, 2004, the Court of Appeals issued a decision reversing a substantial portion of the TRO. The Court vacated the FCC's decision to order unbundling of mass market switches, special access facilities and dark fiber dedicated transport. The Court found reasonable the specific EEL eligibility standards pursuant to which CLECs may obtain high capacity EELs. However, given the availability of special access, the Court expressed skepticism that carriers using special access circuits to provide competitive local exchange services were impaired without access to EELs, and remanded this and other matters to the FCC for further consideration.

 The FCC Triennial Review Remand Order

       On remand, in February 2005, the FCC issued its Triennial Review Remand Order ("TRRO") and adopted new rules, effective March 11, 2005. The FCC's TRRO and rules govern the obligations of ILECs to provide access to certain of their network elements, if at all, and the cost of such access. The TRRO for the most part required that ILECs continue to provide competitors access to the high capacity loops and UNEs that ATX uses. However, as discussed below the new rules placed new conditions and limitations on the ILECs' obligation to unbundle these elements. Moreover, the TRRO may have a material impact on ATX's future business plans and operations, which can not be fully assessed until the new rates are determined.

High Capacity Loops and Transport

       The TRRO reduced the ILECs' obligation to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC central offices that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within such locations. In addition, certain caps are imposed regarding the number of UNE facilities that a company, like ATX, may have on a single route or into a single building. Where the central office conditions or the caps are exceeded, the TRRO eliminated the ILECs' obligation to provide these high-capacity circuits to competitors at the discounted rates historically received under the Telecom Act. The rates charged by ILECs for ATX's high-capacity circuits in place on March 11, 2005 that were affected by the FCC's new rules were increased 15% for one year until March 2006, although the scope of this increase is uncertain because the new FCC rules are subject to interpretation by state regulatory agencies. In addition, by March 10, 2006, ATX will be required to transition those existing circuits to alternative arrangements, such as other competitive facilities or the higher priced special access services offered by the ILECs, unless another rate has been negotiated. Since March 11, 2005, any new circuits ATX orders were subject to the ILECs' higher special access pricing in ILEC central offices that are deemed to be sufficiently competitive, or that exceed the caps, subject to any contractual protections under ATX's existing interconnection agreements. These rules will increase the cost of new circuits in central offices meeting these criteria from 31% to 147%, depending upon the size of the circuit ordered and its location.

Entrance Facilities

       On June 20, 2005, Verizon, which is ATX's principal ILEC supplier, notified ATX and other CLECs of its intent, pursuant to the TRO and TRRO, to eliminate its offering of Entrance Facilities at incremental cost-based pricing, effective September 18, 2005. Entrance Facilities are used by ATX to obtain access to unbundled elements it purchases from Verizon. In its notice Verizon indicated that it would begin billing for Entrance Facilities at higher special access rates if ATX has not re-provisioned the UNE Entrance Facilities to alternative arrangements by September 18, 2005 (i.e., Verizon special access term plans or alternative carriers). On July 13, 2005, ATX sent a letter to Verizon indicating that it disagreed with Verizon's position and that the issue was before Public Utility Commissions as part of the TRRO mandated arbitrations to implement the FCC's new TRRO rules. ATX indicated that Entrance Facilities could not be eliminated under the TRRO until March 11, 2006, and took the position that Verizon was not permitted to eliminate the Entrance Facilities prior to the conclusion of the arbitrations. ATX also argued that under the TRRO, it was entitled to continue to use Entrance Facilities to purchase UNEs until March 11, 2006, at existing UNE rates plus 15%.

       On August 25, 2005, Verizon responded to ATX's letter stating that it disagreed with ATX's position. In its letter, Verizon stated that it intended to carry out its threat to discontinue Entrance Facilities effective September 18, 2005 and begin billing ATX for Entrance Facilities at Special Access rates, although it provided a small exception for stand-alone dedicated transport in Delaware and Maryland. To date, Verizon has not billed ATX at special access rates but has indicated that it will back-bill ATX once its billing system is capable of billing the changes.

       On September 29, 2005, the Pennsylvania Public Utility Commission ("PAPUC") rejected Verizon's attempts to implement a tariff eliminating Entrance Facilities. The PAPUC suspended operation of Verizon's tariff for six months or until at least March 11, 2006, unless it acts on the matter in the arbitrations prior to that time. This ruling is of particular importance to ATX because approximately 60% of ATX's Entrance Facilities are located in Pennsylvania. Verizon has appealed the PAPUC decision in federal court.

       ATX and Verizon have been attempting to negotiate a resolution of this dispute, but it is uncertain whether such a negotiated resolution will be possible. ATX believes it has adequately accrued for any unbilled amounts and has taken appropriate steps to eliminate its dependency on Verizon's Entrance Facilities in the future.

Unbundled Local Switching

       The TRRO determined that ILECs will no longer be required to provide access to unbundled circuit switching capabilities, which previously allowed CLECs to serve their customers by purchasing UNE-P at incremental cost-based rates. The TRRO permitted ATX to continue purchasing existing UNE-P arrangements for a period of one year after March 11, 2005, after which it has to either convert the customers to other arrangements or discontinue serving them.

       ATX began negotiations during 2005 with Verizon to establish an alternative arrangement to provide service to its customers previously served via UNE-P subsequent to March 2006. On December 21, 2005, ATX entered into a wholesale contract with Verizon for its principal local service territory, which will permit it to continue to provide service to its existing UNE-P customer base, as well as provide service to new customers. The terms of the contract will permit ATX to serve its customers previously served utilizing UNE-P with an arrangement nearly identical to UNE-P; however, the contract required ATX to begin paying increased charges per line to Verizon for the service retroactively beginning September 1, 2005. At the end of the three-year term of the contract rates will automatically go to higher resale rates unless a new contract is established, and there is no assurance that ATX will be able to negotiate a new contract on acceptable terms.

Interconnection Agreements

       ATX has agreements for the interconnection of its networks with the network of Verizon and other ILECs and the purchasing of UNEs covering each market in which ATX provides local services. As the existing interconnection agreements expire, ATX will be required to negotiate extension or replacement agreements. ATX's interconnection agreement with Verizon is currently on a month-to-month basis; agreements with other ILECs are also for short-term periods. There are ongoing proceedings in most states to implement the TRO and the TRRO that will likely result in amendments to ATX's interconnection agreements with Verizon and the other ILECs. There can be no assurance that ATX will successfully negotiate, arbitrate or otherwise replace or amend its interconnection agreements on terms and conditions acceptable to ATX.

                              Domestic Real Estate

       At December 31, 2005, the Company's domestic real estate assets had a book value of $166,200,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company owns a 15 story, 740,000 square foot office building located in downtown Tulsa, Oklahoma that was formerly WilTel's headquarters building, but which was not sold to Level 3. The building is currently 44% occupied by Level 3 and another tenant under short-term leases; however, Level 3 has the right to vacate one floor every six months commencing June 2006. The property has a book value of approximately $54,100,000 and is being marketed for sale.

       Certain of the Company's other real estate investments and their respective carrying values as of December 31, 2005 include: a 90% interest in 8 acres of unimproved land in Washington, D.C. that was sold in 2006 ($61,100,000); approximately 87 acres of land located in Myrtle Beach, South Carolina, which is fully entitled for a large scale mixed-use development of various residential, retail and commercial space ($16,800,000); an operating shopping center on Long Island, New York that has 71,000 square feet of retail space ($9,300,000); approximately 76 acres of land located on the island of Islesboro, Maine, for which plans have been submitted for a residential subdivision ($9,200,000); and an approximate 540 acre parcel located in San Miguel County, Colorado which the Company is attempting to have re-zoned into a mixture of estate lots, cabins and a lodge site ($5,700,000).

       The Company owns approximately 30% of the outstanding common stock of HomeFed. In addition, as a result of a 1998 distribution to all of the Company's shareholders, approximately 7.7% and 9.5% of HomeFed is owned by the Company's Chairman and President, respectively. HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. Its current development projects consist of two master-planned communities located in San Diego County,
California: San Elijo Hills, which it purchased from the Company in 2002, and a portion of the larger Otay Ranch planning area. The Company accounts for its investment in HomeFed under the equity method of accounting. At December 31, 2005, its investment had a carrying value of $44,100,000 which is included in investments in associated companies. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

       In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. After satisfaction of mortgage indebtedness on the hotel at closing, the Company received net cash proceeds of approximately $73,000,000, and recorded a pre-tax gain of $56,600,000 (reflected in gain on disposal of discontinued operations). The Company's interest in the unimproved land in Washington, D.C. was sold in February 2006, and the Company received net cash proceeds of approximately $75,700,000 after satisfaction of mortgage indebtedness on the property and other closing payments; the Company expects to record a pre-tax gain of approximately $48,900,000.

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

                                Other Operations

Wineries

       The Company owns two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1978, while the Company started Archery Summit in 1993. Since acquisition, the Company's investment in winery operations has grown, principally to fund the acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to three years after grape harvest before the wine can be sold. The Company controls 224 acres of vineyards in Napa Valley, California and 115 acres of vineyards in the Willamette Valley of Oregon, substantially all of which are owned and producing grapes. The Company believes that its vineyards are located in some of the most highly regarded appellations of the Napa and Willamette Valleys. At December 31, 2005, the Company's combined net investment in these wineries was $71,000,000. The wineries sold approximately 81,200 9-liter equivalent cases of wine generating wine revenues of $17,800,000 during 2005, and 63,600 9-liter equivalent cases of wine generating wine revenues of $13,200,000 during 2004.

       These wineries primarily produce and sell wines in the luxury segment of the premium table wine market. The Company's wines are primarily sold to distributors, who then sell to retailers and restaurants. The distributors used by the Company also offer premium and luxury table wines of other producers that directly compete with the Company's products. As permitted under federal and local regulations, the wineries have also been placing increasing emphasis on sales direct to consumers, which they are able to do through the internet, wine clubs and at the wineries' tasting rooms. During 2005, direct sales to consumers represented 19% of case sales and 40% of wine revenues. Sales of the Company's wines in California (excluding direct sales to consumers) amounted to approximately 12% of 2005 wine revenues.

       The luxury segment of the wine industry is intensely competitive. The Company's wines compete with small and large producers in the U.S., as well as with imported wines. Demand for wine in the luxury market segment can rise and fall with general economic conditions, and is also significantly affected by available supply. At present, there is a worldwide oversupply of luxury wine which may last for a few years. The demand for the Company's wines is also affected by the ratings given the Company's wines in industry and consumer publications. Wines are rated on a 1 to 100 numerical scale for each vintage and each type of wine. During the past year, ratings for some of the Company's wines have increased or stayed the same while ratings for other Company wines have declined relative to previous vintages. Future ratings are impossible to predict; however, the Company expects ratings for newly released wines will continue to reflect the specific wine quality of the Company's wineries and the overall perceived quality of the vintage in the Napa and Willamette valleys.

       At the beginning of 2005, inventory levels of the Company's wines held by the Company and its distributors were too high, resulting in the need to hold prices for certain varietals and increase spending on promotional, sales and marketing programs to sell more wine. These efforts account for the increase in case sales in 2005 as compared to the prior year, and the wineries have significantly reduced the excess inventory levels. In particular, Pine Ridge had been producing too much Merlot for its historical sales volume, and it has reduced future production through re-budding and re-planting activities. The Company's wineries have also been focused on improving wine quality. Wine quality improvements are principally being made by reducing the amount of grape clusters grown on each grapevine (resulting in yield reduction) to further concentrate flavor, and investing in new winemaking equipment. Luxury wines available for sale in any given year are also dependent upon harvest yields of earlier periods, which can fluctuate from harvest to harvest depending on weather patterns, insects and other non-controllable circumstances.

       The wineries' production, sales and distribution activities are subject to regulation by agencies of both federal and state governments. Many states have historically prohibited or restricted sales of wine direct to consumers by producers that are located in another state, even though the same states may permit in-state producers to ship direct to in-state consumers. In a case that was decided by the U.S. Supreme Court during 2005, such discriminatory state direct shipment laws were held to violate the Commerce Clause of the U.S. Constitution. As a result of the Court's decision, some states have revised their laws to allow both in-state and out-of-state wineries to ship directly to consumers. Other states have prohibited direct-to-consumer sales by in-state and out-of-state wineries. Although the Company is unable to predict the action that each state will take to comply with the Court's decision, the Company expects that this decision will increase its ability to market and sell wine direct to the consumer.

Antilles Crossing Group

       The Company owns approximately 75% of entities comprising the Antilles Crossing Group ("ACG"), a startup venture that is constructing a sub-sea fiber optic cable system in the western Caribbean. The remaining interest is principally owned by Light & Power Holdings Ltd., in which the Company holds a 36% interest.

         ACG has entered into a construction contract with a third-party to build a sub-sea fiber system from St. Croix to Barbados with a link to St. Lucia. In St. Croix, capacity agreements have been purchased to access sub-sea fiber systems to carry ACG customer traffic to and from the United States, Canada, the United Kingdom, and the rest of the world. The system will be only the second to be built to Barbados and St. Lucia and is expected to alleviate much of the currently restricted bandwidth supply to those islands. The only other system reaching those islands is controlled by the current sole provider. Competitive international telecommunications and data service was first licensed in each island in 2005. ACG has received licenses and permits to construct and operate the system; however, certain additional authorizations have not been received and are in the process of being obtained.

       Once completed, the system will allow ACG to begin providing competitive carrier telecommunications and data services to the islands of Barbados and St. Lucia. In addition, the Company is building an on-island fiber and wireless communications network on Barbados with the intention of providing data and voice services to businesses operating in Barbados. The Company expects construction of the sub-sea and on-island systems to be completed during 2006 and operating activities will commence thereafter. The estimated cost of the project is approximately $37,000,000.

Banking and Lending

       Historically, banking and lending operations made collateralized consumer loans consisting principally of personal automobile instalment loans to individuals who had difficulty obtaining credit. Over the past few years, the Company has been shrinking its banking and lending operations. Operating activities have been concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. During 2005, the Company's banking and lending subsidiary filed a formal plan with the Office of the Comptroller of the Currency to liquidate its operations, sold its remaining customer deposits and surrendered its national bank charter. Net outstanding loans were $3,000,000 and $4,300,000 as of December 31, 2005 and 2004,
respectively. Pre-tax income for the banking and lending operations was $1,400,000, $22,000,000 and $8,400,000 for the years ended December 31, 2005,
2004 and 2003, respectively.

                                Other Investments

CLC

       In August 2005, the Company consummated the merger with its then 72.1% owned subsidiary, MK Resources Company ("MK"), whereby the Company acquired the remaining outstanding MK common shares. The acquisition cost consisted of approximately 216,000 of the Company's common shares (valued at $8,300,000), and estimated cash amounts ($4,500,000 has been accrued) that will be paid to former MK stockholders who perfected appraisal rights. As a result of the merger, MK is now a wholly-owned subsidiary of the Company, and MK's securities are no longer publicly traded.

       Immediately following the merger, the Company sold to Inmet, a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN), a 70% interest in CLC, a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.7% of the outstanding Inmet common shares immediately following completion of the transaction. The Inmet shares were recorded at their fair value of approximately $78,000,000, and the Company recorded a pre-tax gain on the sale of $10,500,000.

       CLC entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2005, no amounts were outstanding under the facilities. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($14,300,000 of which has been loaned as of December 31, 2005). For the year ended December 31, 2005, the Company recorded $1,600,000 of pre-tax losses from this investment under the equity method of accounting.

       A May 2005 technical report prepared by Pincock, Allen & Holt, an independent engineering company, indicated proven and probable reserves at the Las Cruces deposit of approximately 16 million metric tons of copper ore at an average grade of 6.6% copper. The capital costs to build the project have been estimated at (euro)290,000,000 ($345,000,000 at exchange rates in effect on February 13, 2006), including working capital, land purchases, and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction, cost overruns and other financing costs. CLC expects to reach full mine production by the middle of 2008. Cash operating costs per pound of copper produced are expected to average (euro)0.33 per pound ($.39 per pound) of copper produced. The project's capital and operating costs will be paid for in euros, while copper revenues during the life of the mine are currently based on the U.S. dollar. In order to minimize its exposure to currency fluctuations, CLC has entered into an agreement to swap
(euro)171,000,000 of euro denominated debt into $215,000,000 of U.S. dollar denominated debt once construction of the mine is complete.

Berkadia

       The Company is a member of Berkadia, an entity jointly owned by the Company and Berkshire Hathaway Inc. ("Berkshire"). In 2001, Berkadia lent $5,600,000,000 on a senior secured basis to FINOVA Capital Corporation (the "Berkadia Loan"), the principal operating subsidiary of FINOVA, to facilitate a chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. Berkadia also received newly issued shares of common stock of FINOVA representing 50% of the stock of FINOVA outstanding on a fully diluted basis. In addition, the Company entered into a ten-year management agreement with FINOVA, for which it receives an $8,000,000 annual fee that it shares equally with Berkshire. FINOVA is a financial services holding company that, prior to its filing for bankruptcy, provided a broad range of financing and capital markets products, primarily to mid-size businesses. Since its chapter 11 restructuring, FINOVA's business activities have been limited to the orderly collection and liquidation of its assets and FINOVA has not engaged in any new lending activities.

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

Olympus

       At December 31, 2005, the book value of the Company's 20% equity interest in Olympus had been written down to zero, and its net cash investment was $48,000,000. Olympus was formed in 2001 to take advantage of the lack of capacity and favorable pricing in the reinsurance market. It entered into a quota share reinsurance agreement with Folksamerica Reinsurance Company, an affiliate of WMIG, and has also entered into reinsurance transactions with other parties. During 2005, Olympus recorded significant losses as a result of estimated insurance claims from hurricanes Katrina, Rita and Wilma. In early 2006, Olympus raised a significant amount of new equity to replace some, but not all of the capital that was lost as a result of the 2005 hurricanes. Since the Company did not invest additional capital in Olympus, its equity interest will be diluted (to less than 4%) such that it will no longer apply the equity method of accounting for this investment subsequent to December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $(120,100,000), $9,700,000 and $40,400,000, respectively, of pre-tax income (loss) from this investment under the equity method of accounting.

Other

       In 2004, the Company invested $75,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. Under generally accepted accounting principles ("GAAP"), INTL is considered a variable interest entity and the Company is the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. INTL plans to sell additional membership interests in the future, which if accomplished could result in the Company no longer accounting for INTL as a consolidated subsidiary. The Company can generally withdraw its capital account interest upon 90 days notice, subject to the manager's ability to liquidate security positions in an orderly manner. At December 31, 2005, INTL had total assets of $105,100,000, which are reflected as investments in the Company's consolidated balance sheet, and its liabilities were not material. For the years ended December 31, 2005 and 2004, the Company recorded pre-tax income relating to INTL of $9,900,000 and $2,200,000, respectively. The Company has included INTL in its Corporate segment.

       At December 31, 2005, the book value of the Company's equity investment in JPOF II, a registered broker-dealer, was $123,600,000. JPOF II is managed by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $23,600,000, $16,200,000 and $14,800,000, respectively, of pre-tax income from this investment under the equity method of accounting, all of which was distributed to the Company shortly after the end of each year.

       In December 2001, the Company invested $50,000,000 in EagleRock, a limited partnership that invests and trades in securities and other investment vehicles. At December 31, 2005, the book value of the Company's equity investment in EagleRock was $75,500,000, which excludes $16,600,000 that was received in January 2006 and is classified as a receivable as of December 31, 2005. In August 2005, the Company notified EagleRock that it determined to withdraw its entire interest on January 1, 2006. Discussions are ongoing as to the timing and manner in which the Company's capital will be remitted by EagleRock to the Company. Pre-tax income (losses) of $(28,900,000), $29,400,000 and $49,900,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were recorded from this investment under the equity method of accounting.

       The Company owns approximately 36% of the common stock of Light & Power Holdings Ltd., the parent company of The Barbados Light and Power Company Limited, the primary generator and distributor of electricity in Barbados. At December 31, 2005, the Company's investment of $12,100,000 was accounted for on the cost method of accounting, due to currency exchange restrictions and stock transfer restrictions.

       The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 23, 2006 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934): Level 3 (14.1%), FINOVA (25%), HomeFed (29.9%), International Assets Holding Corporation (18.6%), Jordan Industries, Inc. ("JII") (10.1%), and ParkerVision, Inc. (5.9%). The Company also owns 20.3% of JII's Senior Subordinated Discount Debentures due 2009 ($19,300,000 aggregate principal amount, for which the Company paid $9,100,000) and 22.8% of JII Holdings Senior Secured Notes due 2007 ($39,500,000 aggregate principal amount, for which the Company paid $36,500,000).

       From 1982 through the fourth quarter of 2002, a subsidiary of the Company had a partnership interest in The Jordan Company LLC and Jordan/Zalaznick Capital Company, entities that specialized in structuring leveraged buyouts in which the owners are given the opportunity to become equity participants. These equity investments include JII, JZ Equity Partners PLC (a British company traded on the London Stock Exchange in which the Company holds a 6.6% equity interest), and a total of 19 other companies. At December 31, 2005, these investments are carried in the Company's consolidated financial statements at $95,800,000, of which $63,800,000 relates to public companies carried at market value. The Jordan-related partnerships were terminated at the end of 2002.

       For further information about the Company's business, including the Company's investments, reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and Notes to Consolidated Financial Statements.

Item 1A.   Risk Factors.
-------    ------------

       Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Report, before you decide whether to purchase our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

        Future acquisitions and dispositions of our operations and investments are possible, and if unsuccessful could reduce the value of our common shares. We continuously evaluate the retention and disposition of our existing operations and investigate possible acquisitions of new businesses. Any future acquisitions or dispositions may result in significant changes in the composition of our assets and liabilities. Consequently, our financial condition, results of operations and the trading price of our common shares may be affected by factors different from those affecting our financial condition, results of operations and trading price at the present time.

        Future acquisitions and investments may expose us to risks to which we are not currently subject. Future acquisitions and investments may expose us to risks such as:

       o the possibility that future acquisitions and investments may not immediately, if ever, add value to our Company;

       o      diversion of management's attention from our existing businesses;
              and

       o the possibility that the acquired businesses or investments will generate insufficient profits to offset the increased expenses associated with the acquisitions.

        Our ability to make future acquisitions and investments successfully depends on a range of factors, including our ability to identify and compete with others for potential acquisition targets, the acquisition price, terms and conditions of any completed acquisitions, and the future profitability of any new acquisitions and investments.

        We are dependent on certain key personnel. We are dependent on the services of Ian M. Cumming and Joseph S. Steinberg, our Chairman of the Board and President, respectively. Messrs. Cumming's and Steinberg's employment agreements with us expire June 30, 2015. These individuals are also significant shareholders of our Company. As of February 23, 2006, Messrs. Cumming and Steinberg and their respective families (excluding certain private charitable foundations) beneficially owned approximately 11.5% and 12.6% of our outstanding common shares, respectively. Accordingly, Messrs. Cumming and Steinberg could exert significant influence over all matters requiring approval by our shareholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

        We operate in a variety of industries and market sectors, certain of which may be more susceptible to economic downturns than others. The industries in which we operate may be subject to the effects of national or local economic cycles, increased competition and changes in demographic conditions, any of which may adversely affect our businesses and are beyond our control. Changes in economic conditions in the United States or internationally can cause fluctuation in prices and sales volumes which could adversely affect the Company's operating results. A worsening of general economic or market conditions may result in lower valuations for our businesses or investments or have a negative impact on the credit quality of our assets.

        Changes in the U.S. housing market could reduce Idaho Timber's revenues and profitability. Idaho Timber's revenues benefit from continued strong new housing starts and the strong home improvement market in the U.S. Any decline in the U.S. housing market, which could result from local, regional, national or international economic changes, or from other factors, including increases in mortgage interest rate levels, would likely reduce demand for Idaho Timber's products and lower revenue.

        Changes in telecommunications laws and regulations could adversely affect ATX. ATX operates in a highly competitive and regulated industry. ATX would not be able to provide many of its services to its customers without the ability to purchase services from its competitors, which is a right ATX and others currently have pursuant to government laws promoting competition in local telephone markets. Recent changes in government regulations have either limited the ability of ATX to purchase certain services, or increased the cost of those services to ATX. Future regulatory changes could have an adverse impact on ATX's ability to sell its products, to sell its products at a competitive price or to acquire the services it needs at a cost effective rate. In addition, ATX incurs substantial expenses complying with various local, state and federal regulations, and changes in these regulations could increase the cost of compliance.

        We are subject to risks associated with the increased volatility in raw material prices and the availability of key raw materials. We purchase significant amounts of raw materials from third parties for use in our plastics manufacturing and Idaho Timber businesses. The price for polypropylene, the principal raw material used by the plastics manufacturing segment, tends to fluctuate with the price of oil and as a result has risen significantly over the past couple of years. To the extent this trend continues and we are unable to pass these price increases to our customers, our results of operations will be negatively impacted. A significant portion of Idaho Timber's raw material purchases are from foreign suppliers, and the availability of that supply can be adversely impacted by trade disputes. In addition, raw material prices at Idaho Timber will not always rise and fall in proportion to selling prices of Idaho Timber's products, which can have a negative impact on operating results.

        Compliance with government laws and regulations require the expenditure of funds and adversely affect the profitability of our real estate development projects. Our real estate development business requires numerous governmental approvals, licenses and permits, which we must obtain before we can begin development and construction. This approval process can be delayed by withdrawals or modifications of preliminary approvals, by litigation and appeals challenging development rights and by changes in prevailing local circumstances or applicable laws that may require additional approvals. Adverse regulatory changes or failure to obtain approvals could delay real estate development projects or make them more costly to complete.

        Changes in mortgage interest rate levels or changes in consumer lending practices could reduce consumer affordability and demand for some of our real estate development projects. Certain of our real estate development projects are dependent upon the availability and cost of mortgage financing for potential homebuyers. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit could reduce consumer demand for housing, which in turn could lead to fewer home sales or lower selling prices.

        A decrease in consumer spending or general increases in the cost of living could adversely impact sales at our wineries. Our wineries primarily produce and sell wines in the luxury segment of the premium table wine market, and are significantly dependent on the level of consumer spending. Consumer spending habits are influenced by a number of factors beyond our control, including the general state of the economy, increases in the cost of living, federal and state income tax rates, deductibility of business entertainment expenses under federal and state law and consumer confidence in future economic conditions.

       Adverse regulatory developments and healthcare reform legislation impacting Medicare reimbursement levels could reduce Symphony's revenues and reduce our operating profits. Changes in the reimbursement policies of the Medicare or Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have an adverse effect on our healthcare business. Government payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative orders and funding restrictions, all of which could decrease program payments to us or to our customers. In recent years, there have been numerous discussions at federal and state levels for comprehensive reforms of the country's healthcare system. Regulatory action affecting the level of funding for Medicare and Medicaid programs, the reimbursement regulations of CMS, greater regulatory flexibility, additional operational requirements or failure to obtain relief from the recently imposed Medicare Part B caps could adversely affect us.

       The healthcare industry is heavily regulated by the government, which requires our compliance with a variety of laws. The services Symphony provides are subject to periodic reviews, investigations and audits by governmental authorities to ensure that we are complying with standards established for continued licensure under state law, certification for participation under the Medicare and Medicaid programs and compliance with laws governing the transmission and privacy of patient healthcare information. We could be adversely affected if we fail to meet these standards or if the standards change and we experience delays or incur additional costs in meeting the new standards. Our failure to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent us from being reimbursed for certain of our services. Symphony incurs substantial administrative costs complying with government laws and regulations. Symphony is also subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry.

       We could experience significant increases in operating costs due to continued intense competition for qualified staff in our healthcare business. Our inability to attract and retain highly skilled personnel would make it difficult to conduct our healthcare business. Due to shortages in qualified professionals in the healthcare industry, competition for these employees is intense and Symphony's competitors may offer more attractive wage and benefit packages than we do. In addition to the wage pressures inherent in this environment, the cost of training new employees amid high turnover rates has increased our costs. Continued industry-wide shortages of qualified healthcare professionals will affect our ability to attract and maintain adequate staffing levels, which could adversely affect our results of operations.

        Our various businesses are dependent on the proper functioning of our information systems. Our operations are dependent on the proper functioning of our information systems. Additionally, we rely on our information systems in managing our accounting and financial reporting. Hardware and software is protected by various forms and levels of security, and certain of our information technology functions have backup processing capabilities. However, these systems are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems are unavailable, these functions would have to be accomplished manually, which could temporarily impair our ability to identify business opportunities quickly, maintain billing and clinical records reliably, bill for services efficiently or maintain our accounting and financial reporting effectively.

        We face intense competition in the operation of our businesses. The industries in which we operate are highly competitive. There are numerous competitors who operate in our markets, many of which have advantages over us, such as more favorable locations, greater financial and other resources and may be more established in their respective communities than we are. Competitors may offer newer or different products or services that our customers may find more attractive.

        We may not be able to generate sufficient taxable income to fully realize our deferred tax asset. We and certain of our subsidiaries have significant NOLs and other tax attributes. At December 31, 2005, we have recognized a deferred tax asset of $1,135,100,000 in respect of these tax attributes. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the deferred tax asset.

        Weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms could adversely affect our business. The occurrence of natural disasters may impact our wineries, real estate holdings and manufacturing operations, interfere with our ability to obtain raw materials, sell our products and provide service or realize income from our operations. Any shortage of reliable water and energy resources or a drop in consumer confidence in the dependability of such resources in areas where we operate or own land may adversely affect our business operations, the values of our properties and/or result in government restrictions that curtail operations.

        We may not be able to insure certain risks economically. We may experience economic harm if any damage to our properties is not covered by insurance. We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers or reinsurers will be financially viable if we make a claim. We may suffer losses that are not covered under our insurance or reinsurance policies. If an uninsured loss or a loss in excess of insured limits should occur, results of operations would be adversely affected.

        We may reduce or cease to pay dividends on our common shares. We paid cash dividends of $0.25 per common share in 2005 and 2004. However, we cannot assure you that we will pay dividends on our common shares in the future or, if we do, the amount of such dividends. The payment of dividends on our common shares in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, the availability of our NOLs, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant. In connection with the declaration of dividends or the making of distributions on, or the purchase, redemption or other acquisition of our common shares, we are required to comply with certain restrictions contained in certain of our debt instruments.

       Our common shares are subject to transfer restrictions. We and certain of our subsidiaries have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares. The restriction will remain until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward. The restriction may be waived by our Board of Directors. Shareholders are advised to carefully monitor their ownership of our common shares and consult their own legal advisors and/or us to determine whether their ownership of our common shares approaches the proscribed level.

Item 1B.  Unresolved Staff Comments.
-------   -------------------------

       Not applicable.

Item 2.  Properties.
------   ----------

       Idaho Timber's plants and sawmills, which are the principal properties used in its business are described in Item 1 of this Report. ATX leases approximately 130,000 square feet of office space, and approximately 13,000 square feet used for network operations.

       Through its various subsidiaries, the Company owns and utilizes office space in Salt Lake City, Utah for corporate and other activities (totaling approximately 31,800 square feet). Subsidiaries of the Company own facilities primarily used for plastics manufacturing located in Georgia, Virginia and Genk, Belgium (totaling approximately 457,300 square feet) and facilities and land in California and Oregon used for winery operations (totaling approximately 123,300 square feet and 396 acres, respectively).

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

Item 3.  Legal Proceedings.
------   -----------------

       The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position or liquidity.

       On October 6, 2005, purported stockholders of MK filed a purported class action entitled Special Situations Fund III, L.P., et al, v. Leucadia National Corporation, et al, (Civil Action No. 1692-N) against the Company, MK and the former directors of MK. The complaint, which was filed in the Court of Chancery for the State of Delaware alleges breach of fiduciary duty in connection with the merger of MK into the Company, that unfair and inadequate consideration was paid to minority stockholders of MK, and that the process by which the merger was considered and approved was controlled by the Company and was unfair to the minority stockholders of MK. The complaint seeks rescission of the merger, damages in an unspecified amount, and attorneys' fees. On February 2, 2006, plaintiffs in this action filed a Stipulation and Proposed Order of Consolidation which proposes, among other things, to consolidate this action with another purported class action entitled Weinberg v Joklik, et al., (Civil Action No. 1455-N filed June 24, 2005) (which raises claims that are substantially similar to the claims raised in the Special Situations Fund complaint) and, for discovery purposes, with an appraisal action entitled Special Situations Fund III, L.P., et al, v. Leucadia National Corporation and MK Resources Company (Civil Action No. 1598-N, filed August 30, 2005) (from which the Company was dismissed as a respondent in December 2005), both of which were filed in the Court of Chancery for the State of Delaware in connection with the merger of MK into the Company. On March 1, 2006, the Court granted the plaintiffs' proposed order.

       The Company believes that the material allegations of the complaints are without merit and intends to defend these actions vigorously and does not believe that any of the foregoing will have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

       Not applicable.

Item 10.  Executive Officers of the Registrant.
-------   ------------------------------------

       All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of February 23, 2006, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


Name                                Age              Position with Leucadia         Office Held Since
----                                ---              ----------------------         -----------------

Ian M. Cumming                       65              Chairman of the Board          June 1978
Joseph S. Steinberg                  62              President                      January 1979
Thomas E. Mara                       60              Executive Vice President       May 1980;
                                                        and Treasurer                  January 1993
Joseph A. Orlando                    50              Vice President and             January 1994;
                                                        Chief Financial Officer        April 1996
Barbara L. Lowenthal                 51              Vice President and             April 1996
                                                        Comptroller
H.E. Scruggs                         48              Vice President                 August 2002


       Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978 and as Chairman of the Board of FINOVA since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed since May 1999.

       Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of JII since June 1988, HomeFed since August 1998 (Chairman since December 1999) and FINOVA since August 2001.

       Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company since January 1993. In addition, he has served as a director and Chief Executive Officer of FINOVA since September 2002, and as a director of Inmet since August 2005.

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

       Mr. Scruggs joined the Company in 1995, served as Vice President from March 2000 through December 2001, and from August 2002 until the present.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------   ----------------------------------------------------------------------

       The common shares of the Company are traded on the NYSE under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.




                                                                                    Common Share
                                                                                    ------------
                                                                             High                   Low
                                                                             ----                   ---

         2004
         ----
         First Quarter                                                     $35.97                 $30.69
         Second Quarter                                                     37.74                  30.03
         Third Quarter                                                      37.78                  32.23
         Fourth Quarter                                                     47.00                  37.50

         2005
         ----
         First Quarter                                                     $46.65                 $32.40
         Second Quarter                                                     41.21                  32.91
         Third Quarter                                                      44.91                  37.80
         Fourth Quarter                                                     49.28                  40.09

         2006
         ----
         First Quarter (through February 23, 2006)                         $54.10                 $46.52


       As of February 23, 2006, there were approximately 2,860 record holders of the common shares.

       The Company paid cash dividends of $0.25 per common share in 2005 and 2004. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

       In connection with the declaration of dividends or the making of distributions on, or the purchase, redemption or other acquisition of common shares, the Company is required to comply with certain restrictions contained in certain of its debt instruments. For further information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Report.

       Certain subsidiaries of the Company have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the Company's tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

       The Company's purchases of its common shares during the fourth quarter of 2005 were as follows:



                                   ISSUER PURCHASES OF EQUITY SECURITIES
                                   -------------------------------------


                                                                        Total Number of
                                                                       Shares Purchased      Approximate
                                                                          as Part of       Dollar Value of
                                                                           Publicly        Shares that May
                                         Total Number      Average      Announced Plans    Yet Be Purchased
                                          of Shares      Price Paid           or           under the Plans
                                       Purchased (1)     Per Share        Programs          or Programs
                                       -------------     ----------      --------------     -----------

  November 1 to November 30                    3,671         $45.49           --            $    --
                                       -------------                      ---------


  Total                                        3,671                          --
                                       =============                      =========


(1) Consists of common shares received from employees to exercise stock options. Shares were valued at the market price at the time of the option exercise.

         The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. At December 31, 2005, the Company is authorized to repurchase 3,729,477 common shares.

Item 6.  Selected Financial Data.
------   -----------------------

       The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.



                                                                                   Year Ended December 31,
                                                          ---------------------------------------------------------------------
                                                              2005            2004          2003          2002           2001
                                                              ----            ----          ----          ----           ----
                                                                          (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)                              $ 1,041,147   $    637,962    $  313,679   $  235,157     $  369,553
Expenses                                                       902,984        526,084       321,897      274,301        297,478
Income (loss) from continuing operations before income
  taxes, minority expense of trust preferred securities
  and equity in income (losses) of associated companies        138,163        111,878        (8,218)     (39,144)        72,075
Income from continuing operations before minority
  expense of trust preferred securities and equity in
  income (losses) of associated companies (c)                1,269,245        132,070        26,956      104,931         83,799
Minority expense of trust preferred securities, net of
  taxes                                                          --             --           (2,761)      (5,521)        (5,521)
Equity in income (losses) of associated companies, net
  of taxes                                                     (45,133)        76,479        76,947       54,712        (15,974)
Income from continuing operations                            1,224,112        208,549       101,142      154,122         62,304
Income (loss) from discontinued operations, including
  gain (loss) on disposal, net of taxes                        411,929        (63,049)       (4,088)       7,501        (70,223)
Cumulative effect of a change in accounting
 principle                                                        --            --             --            --             411
    Net income (loss)                                        1,636,041        145,500        97,054      161,623         (7,508)



                                                                                   Year Ended December 31,
                                                             ---------------------------------------------------------------------
                                                              2005            2004          2003          2002           2001
                                                              ----            ----          ----          ----           ----
                                                                          (In thousands, except per share amounts)

Per share:
  Basic earnings (loss) per common share:
   Income from continuing operations                           $ 11.36        $ 1.95      $ 1.10         $ 1.85        $   .75
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                             3.82          (.59)       (.04)           .09           (.85)
   Cumulative effect of a change in accounting
    principle                                                     --             --          --             --             .01
                                                               -------        ------      ------         ------          -----
     Net income (loss)                                         $ 15.18        $ 1.36      $ 1.06         $ 1.94          $(.09)
                                                               =======        ======      ======         ======          =====

  Diluted earnings (loss) per common share:
   Income from continuing operations                           $ 10.71        $ 1.90      $ 1.09         $ 1.83          $ .75
   Income (loss) from discontinued operations,
    including gain (loss) on disposal                             3.56          (.56)       (.04)           .09           (.85)
   Cumulative effect of a change in accounting
    principle                                                     --             --          --             --             .01
                                                               -------        ------      ------         ------          -----
      Net income (loss)                                        $ 14.27        $ 1.34      $ 1.05         $ 1.92          $(.09)
                                                               =======        ======      ======         ======          =====



                                                                                     At December 31,
                                                         ------------------------------------------------------------------------
                                                              2005           2004           2003          2002            2001
                                                              ----           ----           ----          ----            ----
                                                                         (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA: (a)
  Cash and investments                                     $ 2,687,846     $ 2,080,309    $ 1,403,619  $  1,043,471     $1,080,271
  Total assets                                               5,260,884       4,800,403      4,397,164     2,541,778      2,469,087
  Debt, including current maturities                         1,162,382       1,131,922        682,135       233,073        252,279
  Customer banking deposits                                      --             24,591        145,532       392,904        476,495
  Shareholders' equity                                       3,661,914       2,258,653      2,134,161     1,534,525      1,195,453
  Book value per common share                                   $33.90          $20.99         $20.09        $17.16         $14.41
  Cash dividends per common share                               $  .25          $  .25         $  .17        $  .17         $  .17


(a) Subsidiaries are reflected above as consolidated entities from the date of acquisition as follows: Idaho Timber, May 2005; ATX, April 2005; and Symphony, September 2003. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

(b) Includes net securities gains (losses) of $208,816,000, $136,564,000, $9,928,000, $(37,066,000) and $28,450,000 for the years ended December 31,
     2005, 2004, 2003, 2002 and 2001, respectively.

(c) During 2005, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. As a result of the favorable resolution of various state and federal income tax contingencies, the income tax provision reflects a benefit of approximately $27,300,000 for 2004, $24,400,000 for 2003, $120,000,000 for 2002 and
     $36,200,000 for 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------   ----------------------------------------------------------------------

       The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

Liquidity and Capital Resources

Parent Company Liquidity

       Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. The Parent continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, while the Parent does not have any material arrangement, commitment or understanding with respect thereto (except as disclosed in this Report), further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, liquid investments, bank borrowings, public and private capital market transactions, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its subsidiaries.

       As of December 31, 2005, the Parent's readily available cash, cash equivalents and marketable securities, excluding amounts held by subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $2,370,500,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,198,700,000 (50.6%), U.S. Government-Sponsored Enterprises of $261,300,000 (11.0%), the equity investment in Level 3 of $330,100,000 (13.9%), and other publicly traded debt and equity securities aggregating $580,400,000 (24.5%). This amount does not include common shares the Company owns in Inmet, which are subject to resale restrictions as discussed below. Pursuant to a registration rights agreement entered into with Level 3, Level 3 has filed a registration statement covering the Level 3 shares and is required to keep the registration statement effective for the shorter of two years (or a longer period as set forth in the agreement), or until the distribution of the shares is completed. The Level 3 common stock is subject to a transfer restriction that limits the number of shares the Company can sell (with certain exceptions) on any given day until May 22, 2006; thereafter there is no restriction. The investment income realized from the Parent's readily available cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

       The Parent's only long-term cash requirement is to make principal payments on its long-term debt ($944,900,000 outstanding as of December 31, 2005), of which $21,700,000 is due in 2006, $475,000,000 is due in 2013,
$350,000,000 is due in 2014 and $98,200,000 is due in 2027. Historically, the
Parent has used its available liquidity to make acquisitions of new businesses and other investments, but the timing of any future investments and the cost can not be predicted. Should the Company require additional liquidity for an investment or any other purpose, the Parent also has an unsecured bank credit facility of $110,000,000 that matures in 2007 and bears interest based on the Eurocurrency Rate or the prime rate. No amounts are currently outstanding under the bank credit facility. In addition, based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. The Parent's senior debt obligations are rated two levels below investment grade by Moody's Investors Services and Standard & Poor's, and one level below investment grade by Fitch Ratings. Ratings issued by bond rating agencies are subject to change at any time.

       In December 2005, the Company sold WilTel to Level 3 for aggregate cash consideration of $460,300,000 (net of estimated working capital adjustments), and 115,000,000 newly issued shares of Level 3 common stock. In connection with the sale, the Company retained certain assets and liabilities of WilTel that were not purchased by Level 3. The retained assets include (i) WilTel's headquarters building located in Tulsa, Oklahoma, (ii) cash and cash equivalents in excess of $100,000,000, (iii) corporate aircraft and related capital lease obligations, and (iv) marketable securities. In addition, the Company retained all of WilTel's right to receive certain cash payments from SBC totaling $236,000,000, of which $37,500,000 was received prior to closing, and the balance is due to be received during 2006. Prior to the closing, WilTel repaid its long-term debt obligations using its funds, together with $220,000,000 of funds advanced by the Company. The retained liabilities also include WilTel's defined benefit pension plan and supplemental retirement plan obligation and certain other employee related liabilities. The Company has reclassified WilTel's balance sheet amounts in prior years to assets and liabilities of discontinued operations.

       In the aggregate, the Company received value of $833,500,000 from the sale of WilTel, including the consideration paid by Level 3 and the net book value of the retained assets and liabilities, but reduced by the funds advanced to WilTel in 2005. In addition, the agreement with Level 3 requires that all parties make the appropriate filings to treat the purchase of WilTel as a purchase of assets for federal, state and local income and franchise tax purposes. As a result, WilTel's NOLs, as well as any tax losses generated by the sale, remained with the Company. For more information about the Company's NOLs and tax attributes, see Note 16 of Notes to Consolidated Financial Statements.

       In June 2005, the Company's 8 1/4% Senior Subordinated Notes, which had an outstanding principal amount of $19,100,000, matured. The Company repaid these notes and the related accrued interest with available cash resources.

       In February 2005, the plastics manufacturing segment acquired the assets of NSW for approximately $26,600,000, including working capital adjustments. In April 2005, the Company acquired ATX upon the effectiveness of its bankruptcy plan for approximately $56,300,000, including expenses, of which $25,300,000 was spent in 2005 and the balance was spent during 2003 and 2004. In May 2005, the Company acquired Idaho Timber for total cash consideration of $133,600,000, including working capital adjustments and expenses. The plastics manufacturing segment also acquired certain assets of a competitor in October 2005 for approximately $4,300,000. Each of these acquisitions is reflected in the Company's consolidated financial statements from the date of acquisition. In the aggregate, the purchase price allocation for these acquisitions resulted in the recognition of amortizable intangible assets of $78,400,000 and goodwill of $14,000,000, which is not subject to amortization. For more information concerning these acquisitions, see Notes 3 and 8 of Notes to Consolidated Financial Statements. The funds for these acquisitions were provided from the Company's available cash resources.

       In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000 (before closing costs and other required payments). After satisfaction of mortgage indebtedness on the hotel of $22,100,000 at closing, the Company received net cash proceeds of approximately $73,000,000.

       Union Square, two entities in which the Company had non-controlling equity interests, sold their respective interests in an office complex located on Capitol Hill in Washington, D.C. in May 2005. Including repayment of its mortgage loans at closing, the Company's share of the net proceeds was $73,200,000.

       In August 2005, the Company consummated the merger with MK, its then 72.1% owned subsidiary, whereby the Company acquired the remaining outstanding MK common shares. The acquisition cost consisted of approximately 216,000 of the Company's common shares (valued at $8,300,000), and estimated cash amounts ($4,500,000 has been accrued) that will be paid to former MK stockholders who perfected appraisal rights.

       Immediately following the merger, the Company sold to Inmet, a Canadian-based global mining company, a 70% interest in CLC, a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.7% of the outstanding Inmet common shares immediately following completion of the transaction.

       CLC has entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined under the project financing. At December 31, 2005, no amounts were outstanding under the facilities. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($14,300,000 of which has been loaned as of December 31, 2005).

       The Inmet shares have the benefit of a registration rights agreement; however, the shares may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee of CLC's credit facilities. At acquisition, the fair value of the Inmet common stock ($78,000,000) was determined to be approximately 90% of the then current trading price as a result of these transferability restrictions. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At December 31, 2005, the market value of the Inmet shares is approximately $142,100,000.

       In the fourth quarter of 2005, Square 711, a 90% owned subsidiary of the Company, entered into an agreement to sell its interest in 8 acres of unimproved land in Washington, D.C. for aggregate cash consideration of $121,900,000; the sale closed in February 2006. The land was acquired by the Company in September 2003 for cash consideration of $53,800,000. After satisfaction of mortgage indebtedness on the property of $32,000,000 and other closing payments, the Company received net cash proceeds of approximately $75,700,000, and expects to record a pre-tax gain of approximately $48,900,000.

       The amount and availability of the Company's NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

       As of February 23, 2006, the Company is authorized to repurchase 3,729,477 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. Except in connection with employees using common shares to pay the exercise price of employee stock options, the Company has not repurchased any common shares during the three year period ended December 31, 2005.

Consolidated Liquidity

       In 2005, net cash was provided by operating activities as a result of the collection of a receivable related to a former partnership interest, distributions from associated companies and a decrease in the Company's investment in the trading portfolio. In 2004, net cash was provided by operating activities, principally as a result of distributions from associated companies, the pre-funding by SBC of certain of WilTel's capital expenditures, the refund of excess federal income tax payments and an increase in accounts payable due to the timing of payments. In 2003, net cash was used for operating activities, principally due to corporate overhead expenses, reduced investment income, an increase in the investment in the trading portfolio and a $10,000,000 contribution to the Company's defined benefit pension plan.

       Symphony has a $50,000,000 revolving credit facility, of which $27,100,000 and $37,700,000 was outstanding at December 31, 2005 and 2004, respectively. This financing, which is secured by all of Symphony's assets (with an aggregate book value of $55,500,000) but otherwise is non-recourse to the Company, matures in 2006 and bears interest based on LIBOR plus 3%. At December 31, 2005, the interest rate on this facility was 7.39%.

       Debt due within one year includes $92,100,000 and $21,000,000 as of December 31, 2005 and December 31, 2004, respectively, relating to repurchase agreements of one of the Company's subsidiaries. These fixed rate repurchase agreements have a weighted average interest rate of approximately 3.95%, mature at various dates through April 2006 and are secured by investments with a carrying value of $95,100,000.

       During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft, of which $43,400,000 is currently outstanding. Capital leases of another subsidiary aggregating $9,900,000 consist of a sale-leaseback transaction related to other corporate aircraft. The Parent company has guaranteed these financings.

       The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness and Funded Debt (as such terms are defined in the agreements). In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. The Company is in compliance with all of these restrictions, and the Company has the ability to incur additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions. Certain of the debt instruments of subsidiaries of the Company also contain restrictions which require the maintenance of financial covenants, impose restrictions on the ability of such subsidiaries to pay dividends to the Company and/or provide collateral to the lender. Principally as a result of such restrictions, the assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $289,700,000 at December 31, 2005. For more information, see Note 12 of Notes to Consolidated Financial Statements.

       As shown below, at December 31, 2005, the Company's contractual cash obligations totaled $1,836,612,000.


                                                                     Payments Due by Period (in thousands)
                                               ------------------------------------------------------------------------
                                                              Less than 1
Contractual Cash Obligations                      Total          Year          1-3 Years     4-5 Years    After 5 Years
----------------------------                      -----          ----          ---------     ---------    -------------

Long-term debt                                 $  1,162,382      $175,664    $  17,639       $   6,106    $   962,973
Estimated interest expense on long-term
  debt                                              577,088        65,445      120,548         118,982        272,113
Estimated payments related to derivative
  financial instruments                              23,670         5,540       10,288           7,158            684
Planned funding of pension and post-
  retirement obligations                             33,014        29,494          853             845          1,822
Operating leases, net of  sublease
  income                                             38,216         8,274       13,218           8,862          7,862
Asset purchase obligations                            1,361           783          578           --            --
Operations and maintenance obligations                  881           881          --            --            --
                                               ------------      --------    ---------       ---------    -----------

Total Contractual Cash Obligations             $  1,836,612      $286,081    $ 163,124       $ 141,953    $ 1,245,454
                                               ============      ========    =========       =========    ===========


       The estimated interest expense on long-term debt includes estimated interest related to variable rate debt which the Company determined using rates in effect at December 31, 2005. Estimated payments related to a currency swap agreement are based on the currency rate in effect at December 31, 2005. Except for expected funding of $29,100,000 in 2006, the Company's consolidated pension liability is excluded from the table because the timing of cash payments is uncertain.

       At December 31, 2005, the Company had recorded a liability of $102,800,000 on its consolidated balance sheet for its unfunded defined benefit pension plan obligations. This amount represents the difference between the present value of amounts owed to current and former employees (referred to as the projected benefit obligation), and the market value of plan assets set aside in segregated trust accounts. Since the benefits in these plans have been frozen, future changes to the benefit obligation are expected to principally result from benefit payments, differences between actuarial assumptions and actual experience and interest costs.

       In recent years, the Company's determination to make contributions to the pension trust accounts in excess of minimum required amounts was influenced by the tax deductibility of the contribution, a consideration that is no longer important because of the Company's NOLs. The Company is currently analyzing the administrative and insurance costs associated with these plans and will make substantial contributions to the segregated trust accounts to reduce its plan liabilities. The timing and amount of additional contributions are uncertain; however, the Company believes it will make substantial additional contributions over the next few years to reduce, but not to entirely eliminate, its defined pension benefit plan liability.

       The Company maintained defined benefit pension plans covering certain operating units prior to 1999, and WilTel also maintained defined pension benefit plans that were not transferred in connection with the sale of WilTel. As of December 31, 2005, certain amounts for these plans are reflected separately in the table below (dollars in thousands):



                                                                        The Company's         WilTel's
                                                                            Plans              Plans
                                                                            -----              -----

Projected benefit obligation                                               $58,123           $186,054
Funded status - balance sheet liability at December 31, 2005                14,647             88,149
Deferred losses included in other comprehensive income                      21,828             40,739
Discount rate used to determine the projected benefit obligation             4.87%              5.40%


         Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management. These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets. For the Company's plans, a discount rate was selected to result in an estimated projected benefit obligation on a plan termination basis, using current rates for annuity settlements and lump sum payments weighted for the assumed elections of participants. For the WilTel plans, the timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate that is representative of the high quality corporate bond market, adjusted for current rates which might be available for annuity settlements.

       These discount rates will be used to determine pension expense in 2006. Holding all other assumptions constant, a 0.25% change in these discount rates would affect pension expense by $2,000,000 and the benefit obligation by $10,000,000.

         The deferred losses in other comprehensive income primarily result from changes in actuarial assumptions, including changes in discount rates, changes in interest credit rates and differences between the actual and assumed return on plan assets. Deferred losses are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year; such amount aggregated $36,700,000 at December 31, 2005 for all plans. A portion of these excess deferred losses will be amortized to expense during 2006, based on an amortization period of twelve years.

       The assumed long-term rates of return on plan assets are based on the investment objectives of the specific plan, which are more fully discussed in
Note 17 of Notes to Consolidated Financial Statements. Differences between the actual and expected rates of return on plan assets have not been material.


Off-Balance Sheet Arrangements

       At December 31, 2005, the Company's off-balance sheet arrangements consist of guarantees and letters of credit aggregating $85,100,000. Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2005, the amount of outstanding bonds was $29,500,000, $800,000 of which expires in 2006, $27,300,000 in 2007 and the remainder in 2009. Subsidiaries of the Company have outstanding letters of credit aggregating $23,600,000 at December 31, 2005, principally to secure various obligations. Substantially all of these letters of credit expire before 2009. The Company's remaining guarantee at December 31, 2005 is a $32,000,000 indemnification given to a lender to a certain real estate property. The property was sold in early 2006 and the Company was released from its indemnification obligation.

       As discussed above, the Company has also guaranteed certain amounts under CLC's credit facilities; however, no amounts were borrowed by CLC at December 31, 2005.

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

       Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment would be charged to income in such period. The determination of the amount of the valuation allowance required is based, in significant part, upon the Company's projection of future taxable income at any point in time. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

       During 2005, as a result of the consummation of certain transactions and ongoing operating profits, the Company prepared updated projections of future taxable income. The Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

       The Company's conclusion that a portion of the deferred tax asset was more likely than not to be realizable was strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considered all available evidence, both positive and negative, about its current operations and investments, included an aggregation of individual projections for each material operation and investment, and included all future years that the Company estimated it would have available NOLs. Over the projection period, the Company assumed that its readily available cash, cash equivalents and marketable securities would provide returns generally equivalent to the returns expected to be provided by the Company's existing operations and investments, except for certain amounts assumed to be invested on a short-term basis to meet the Company's liquidity needs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31, 2005, the balance of the deferred valuation allowance was $804,800,000.

       The Company is required to record the adjustment to the deferred tax asset valuation allowance under GAAP. While the adjustment significantly increases the Company's net worth, there is no current cash benefit to the Company. The adjustment will also result in the recording of material federal income tax expense in the future, even though no material cash expenditure for federal income taxes is expected. Further, while the adjustment results from the projection of taxable income over a long period of time, under GAAP the expected future tax savings are not discounted. As a result, this adjustment increases the Company's net worth attributable to tax savings before the Company has generated the taxable income necessary to realize those tax savings; when the tax savings are actually realized over time, net worth will be reduced by the recording of a deferred tax provision. Reflecting tax savings before the tax is actually saved results in the Company's balance sheet being less conservative than the Company would want it to be. However, this accounting policy is mandated by GAAP.

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

       As discussed above, WilTel's former headquarters building, including the adjacent parking garage, was not included in the sale to Level 3 and has been retained by the Company. The Company concluded that the change in the manner in which the asset was being used, from a headquarters facility of an operating subsidiary to a property held for investment, was a change in circumstances which indicated that the carrying amount of the facility might not be recoverable. On the closing date of the sale to Level 3, the carrying amount of the facility was $96,500,000; based on the assumptions discussed below the Company concluded that the carrying amount was not recoverable, and an impairment loss of $42,400,000 was recorded reducing the gain on disposal of discontinued operations. At December 31, 2005, the new cost basis and carrying amount of the facility is $54,100,000.

       The facility is a fifteen story, 740,000 square foot office building located in downtown Tulsa, Oklahoma for which construction was substantially completed in 2001, with a total of approximately 640,000 rentable square feet. Approximately 260,000 square feet of the rentable space is leased to Level 3 under short-term leases that expire at the end of 2007, subject to Level 3 renewal options. Level 3 also has the right to vacate approximately 44,000 square feet every six months commencing July 1, 2006. Approximately 23,500 square feet are leased to another tenant also under a short-term lease that is subject to renewal options. The building is considered to be Class A office space, and the Company believes that the best value for the building would be obtained by selling the building to an owner/occupant. The facility is being marketed for sale at a gross selling price of $80,000,000, including furniture, fixtures and equipment.

       The Company utilized a discounted cash flow technique to determine the fair value of the facility. In order to estimate the amount which could ultimately be realized upon the sale of the facility, the Company had a market analysis prepared of sales and leasing activity for the downtown Tulsa market. The analysis identified the range of historical selling prices for properties of comparable quality, including the age, size and occupancy rates of the properties sold, properties currently available for sale or lease, current market occupancy rates and recent leasing rates. Since the facility is being marketed to an owner/occupant, the cash flow estimates reflect that it may take from two to five years before a buyer is identified and the facility can be sold. The cash flow estimates assume that Level 3 will only fulfill its minimum rental commitment; the Company did not assume that space which is currently vacant will be leased, which results in negative operating cash flow prior to sale. The Company's cash flow estimates reflect a range of possible outcomes since the timing of the sale and the ultimate price that the Company will realize for the facility is uncertain.

       The Company does not believe that there is any set of reasonable assumptions it could have made resulting in a conclusion that the facility was not impaired. However, since the amount of the impairment recorded is greatly impacted by the estimated range of selling prices and the timing of the sale, the actual gain or loss recognized upon ultimate disposition of the facility is uncertain. If the market for this type of property declines in the future or the Company lowers its estimate of the future cash flows for other reasons, further reductions to the carrying amount of the facility could be required.

       Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The writedowns are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

       The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $12,200,000, $4,600,000 and $6,500,000 for the years ended
December 31, 2005, 2004 and 2003, respectively.

       Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of independent appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

         Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company's consolidated statement of operations. Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company's original judgments and estimates to be incorrect. In addition, long-lived assets like property and equipment, amortizable intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss; however, under GAAP the methods, assumptions and results of an impairment review are not the same for all long-lived assets. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.

       Purchase price allocations for all of the Company's recent acquisitions have been finalized. Adjustments to the initial purchase price allocations were not material.

       Accruals for Access Costs - ATX's access costs primarily include variable charges paid to vendors to originate and/or terminate switched voice traffic, which are based on actual usage at negotiated or regulated contract rates. At the end of each reporting period, ATX's estimated accrual for incurred but not yet billed costs is based on internal usage reports. The accrual is subsequently reconciled to actual invoices as they are received, which is a process that can take several months to complete. This process includes an invoice validation procedure that normally identifies errors and inaccuracies in rate and/or volume components of the invoices resulting in numerous invoice disputes. It is ATX's policy to adjust the accrual for the probable amount it believes will ultimately be paid on disputed invoices, a determination which requires significant estimation and judgment. Due to the number of different negotiated and regulated rates, constantly changing traffic patterns, uncertainty in the ultimate resolution of disputes, the period of time required to complete the reconciliation and delays in invoicing by access vendors, these estimates may change.

       Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of December 31, 2005, the Company's accrual for contingent losses was not material.

Results of Operations

Manufacturing - Idaho Timber

       Revenues and other income for Idaho Timber from the date of acquisition (May 2005) through December 31, 2005 were $239,000,000; gross profit was $22,000,000, salaries and incentive compensation expenses were $6,300,000, depreciation and amortization expenses were $4,200,000, and pre-tax income was $8,200,000. Idaho Timber's revenues reflect an oversupply in its dimension lumber and home center board markets, resulting partially from increased foreign imports and an easing of transportation bottlenecks that existed in the past. The increased supply to the U.S. market has resulted in lower selling prices; however, Idaho Timber's shipment volume of 500 million board feet remained level with the comparable pre-acquisition period in the prior year. The steady demand was due in part to continued strong housing and home improvement markets during 2005.

       Selling prices declined during 2005; however, reductions in raw material costs, the largest component of cost of sales (approximately 85% of cost of sales), generally lagged behind the reduction in selling prices. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. During 2005, spread compressed from the very high level achieved in the prior year, negatively impacting gross profits and pre-tax results. With the current oversupply in the market, Idaho Timber intends to focus on developing new higher margin products, diversifying its supply chain, improving cost control and solidifying customer relationships, in an effort to maximize gross margins and pre-tax results.

Manufacturing - Plastics

       Pre-tax income for the plastics manufacturing segment was $14,200,000, $7,900,000 and $4,400,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Its revenues were $93,300,000, $64,100,000 and $53,300,000, and gross profits were $28,900,000, $19,000,000 and $14,300,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues increased by 46% in 2005, 20% in 2004 and 5% in 2003, each as compared to the prior year.

       The increase in revenues in 2005 reflects NSW's revenues since acquisition of $17,500,000, and increases in most of the segment's markets. Sales increases result from a variety of factors including the strong housing market, new products developed late in 2004, and the impact of price increases implemented during the second half of 2004 and in the first and fourth quarters of 2005.

         Raw material costs increased by approximately 19% in 2005 as compared to the same period in 2004; however, the segment was able to increase selling prices in most markets, which along with increased sales and production volumes resulted in greater gross margins than in 2004. The primary raw material in the division's products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to increase and decrease with the price of oil. There is relatively little direct labor or other raw material costs in the division's products. In addition to managing resin purchases, the division also has initiatives to reduce and/or reuse scrap thereby increasing raw material utilization. Gross margins also reflect $1,300,000 of greater amortization expense on intangible assets resulting from acquisitions.

       Pre-tax results for 2005 include higher salaries, incentive compensation expense and sales commissions primarily related to NSW. During 2005, the division realized cost efficiencies resulting from its acquisition of NSW, principally in administration and overhead expense and raw material purchasing. In the future, the division will look to make other strategic acquisitions of smaller entities that serve the same markets as NSW, primarily those that supply package netting and filtration products. Pre-tax results for 2005 also reflect a charge of $200,000 resulting from the sale of certain assets related to a former product line of NSW.

       Manufacturing revenues in 2004 increased in substantially all of the division's markets. The Company believes that these increases result from a variety of factors including an improved economy, new product development and the acquisition in the first quarter of 2004 of customer receivables and inventory of a competitor that was exiting certain markets. Although raw material costs increased significantly in 2004, this was more than offset by increased selling prices, sales and production volumes in most markets, resulting in increased gross profit and gross profit margins as compared to 2003. Pre-tax results for 2004 also reflect greater salaries expense, due to higher bonuses attributable to the division's improved performance, and include a gain of $300,000 resulting from the sale of certain assets related to a former product line.

Healthcare Services

       Pre-tax income (loss) of the healthcare services segment was $3,300,000 and $5,100,000 for the years ended December 31, 2005 and 2004, respectively, and $(2,300,000) for the four month period from acquisition through December 31, 2003. For the 2005, 2004 and 2003 periods, healthcare services revenues were $239,000,000, $257,300,000 and $71,000,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, were $203,100,000, $216,300,000 and $61,300,000, respectively. For the 2005, 2004 and 2003 periods, pre-tax results reflect aggregate interest, depreciation and amortization expenses of $4,000,000, $2,800,000 and $700,000, respectively.

       As described above, regulatory changes that went into effect on January 1, 2006 concerning Medicare reimbursement for therapy services are likely to have some negative impact on Symphony's future revenues and profitability, particularly in 2006. The Medicare Part A prospective payment system was changed to add new categories of services which effectively shifted the allocation of reimbursable services away from the services that Symphony provides. To the extent that Symphony's customer contracts are linked to these categories of services, revenues and gross margins will decline unless Symphony is successful in renegotiating its customer contracts to address this regulatory change. Although Symphony has successfully renegotiated many of its contracts with respect to this matter, Part A revenues for certain customers could decline. With respect to Medicare Part B therapy services, most of these services became subject to an annual limitation per beneficiary of $1,740 for physical therapy and speech-language pathology and $1,740 for occupational therapy services, subject to an exception process developed by CMS for services deemed medically appropriate. The CMS exception process is retroactive to January 1, 2006, and is to be fully implemented no later than March 13, 2006. Under the guidance CMS published, the majority of Symphony's patients will qualify for an automatic exception to the therapy cap limits. Those who do not qualify for the automatic exception are still eligible to obtain a manual exception, subject to CMS approval. While the exception process was under development, it created uncertainty among Symphony's staff and customers which limited Symphony's services to Part B patients. Symphony is currently training operating and clinical staff on the new exception process, so that services can be provided when medically necessary, and expects that once training is complete revenues for Medicare Part B therapy services will increase. However, Symphony does not expect that revenues for Part B Medicare therapy services will increase to the level that they would have been absent implementation of the caps.

        Beginning in 2004, Symphony performed an evaluation of its customer base to identify those customers and markets where Symphony could deliver the highest level of service and that should be the focus of customer retention efforts, as well as identifying those customers that should be terminated. Symphony is also seeking to grow its profitable businesses, which includes expanding its service offerings to existing customers. The ability of Symphony to grow its business depends heavily upon its ability to attract, develop and retain qualified therapists. There is a current shortage of qualified therapists industry-wide, and Symphony has open positions to provide service to new customers, provide additional service offerings for existing customers and as a result of normal employee turnover. The tight labor market causes Symphony and others in its industry to, at times, hire independent contractors to perform required services, which may increase costs and reduce margins, and can also result in lost revenue opportunities if skilled independent contractors are not available at an acceptable cost.

       The decrease in healthcare revenues in 2005 as compared to 2004 principally resulted from Symphony's termination of certain underperforming customers, customer attrition and the sale of Symphony's respiratory line of business in the second quarter of 2005. During the 2005, 2004 and 2003 periods, one customer accounted for approximately 14%, 16% and 14%, respectively, of Symphony's revenues.

       Gross margins declined in 2005 as compared to 2004, which reflects the revenue changes discussed above, higher hourly wages and benefits paid to attract and retain therapists and greater amounts incurred for independent contractors, both due to a shortage of licensed therapists in the marketplace, partially offset by improved therapist efficiency and reduced field management costs. Pre-tax results for 2005 also reflect higher borrowing costs, greater professional fees for certain outsourced services and expenditures for hiring, training and automation, which Symphony hopes will help offset the increase in the costs of therapists, and higher depreciation expense. Pre-tax results also reflect aggregate gains of $800,000 from the sale of certain property and the respiratory line of business.

       Excluding charges for depreciation, amortization and interest expense, profits for the fourth quarter of 2005 were approximately $1,900,000 despite a 16% decline in revenues from the comparable period in the prior year and industry-wide labor cost increases. Symphony is beginning to realize the benefits of its efforts to invest in automation to improve efficiency and reduce expenses, and to enhance its service offerings and terminate unprofitable contracts.

       Symphony's margins for 2004 reflect higher hourly wages and benefits paid to attract and retain its therapists, and increased costs to hire independent contractors as a result of hiring needs for both full-time and part-time professionals. Pre-tax results for 2004 also reflect approximately $3,300,000 from the collection of receivables in excess of their carrying amounts, a decrease in estimated liabilities for employee health insurance costs and other third party claims of approximately $1,700,000, and a gain of $1,000,000 from the sale of certain property. In addition, pre-tax results for 2004 reflect approximately $3,900,000 of costs, principally severance for Symphony's former chief executive officer and others due to reorganizing and consolidating certain field operations and closing offices.

  Telecommunications - ATX

       ATX has been consolidated by the Company since April 22, 2005, the effective date of its bankruptcy plan. From acquisition through December 31, 2005, ATX telecommunications revenues and other income were $111,400,000, telecommunications cost of sales were $69,600,000, salaries and incentive compensation expense was $17,700,000, depreciation and amortization expenses were $7,500,000, selling, general and other expenses were $18,400,000 and ATX had a pre-tax loss from continuing operations of $1,900,000. ATX's cost of sales in 2005 reflects the migration of portions of its network to lower cost providers, the favorable resolution of an access cost dispute and a favorable rate change for unbundled local circuits; however, these cost reductions were offset by UNE-P and Entrance Facility rate increases from Verizon. ATX had a pre-tax loss from discontinued operations of $200,000 in 2005.

       As discussed above, ATX's ability to provide quality services at competitive prices to its customers is significantly dependent upon its ability to use or purchase various components of an ILEC's network and infrastructure. However, ATX does own certain equipment and facilities that help mitigate its reliance upon ILECs and reduce its costs. The enactment of the Telecom Act enabled ATX to purchase ILEC services at favorable rates; however, certain subsequent regulatory action has resulted in more flexibility for the ILEC in determining what products and services it provides and the rates it can charge. In certain instances, regulatory action is shifting the determination of these rates from regulatory jurisdiction towards commercial negotiation between the parties, generally resulting in ILEC price increases. For some stand-alone product lines, in particular local telephone services, ATX does not expect it will be able to offer a competitive product because its charges from the ILEC have risen, resulting in a price increase for ATX's customers. ATX has been and continues to restructure its operations to meet the changing competitive and regulatory environment and increased cost of services; however, ATX's future profitability is uncertain.

Domestic Real Estate

       Pre-tax income for the domestic real estate segment was $4,100,000, $20,700,000 and $18,100,000 for the years ended December 31, 2005, 2004 and
2003, respectively. Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, the results of operations for this segment in the aggregate for any particular year are not predictable and do not follow any consistent pattern.

       In 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The Company recorded a pre-tax gain of $56,600,000, which is reflected in gain on disposal of discontinued operations. Historical operating results for the hotel have not been material.

       In 2004, the Company sold 92 lots of its 95-lot development project in South Walton County, Florida for aggregate sales proceeds of approximately $50,000,000, recognized pre-tax profits of $15,800,000 and deferred recognition of pre-tax profits of $10,200,000. During 2005, the Company recognized $7,000,000 of the deferred profit related to this project, upon completion of certain required improvements to the property.

       Revenues and pre-tax results for this segment increased in 2004 as compared to 2003, primarily due to the South Walton County project sale discussed above. In addition, revenues during 2004 reflect the sale of certain unimproved land for cash proceeds of $8,800,000, which resulted in a pre-tax gain of $7,600,000. Revenues during 2004 also reflect decreased gains from property sales at the Company's other residential and commercial project in the Florida panhandle as the lots had largely been sold, and less amortization of deferred gains from sales of real estate in prior years. Pre-tax results for 2004 also reflect due diligence expenses for a real estate development project that the Company decided not to develop.

       During 2003, the Company recognized $11,100,000 of deferred gains from sales of real estate in prior years.

Banking and Lending

       As stated previously, the Company's banking and lending operations have been in run-off, and during 2005 the Company's banking and lending subsidiary filed a formal plan with the Office of the Comptroller of the Currency to liquidate its operations, sold its remaining customer deposits and surrendered its national bank charter. As a result, revenues and expenses included in the Company's 2005 consolidated statements of operations are not material and are not discussed below. Pre-tax results for banking and lending of $1,400,000, $22,000,000 and $8,400,000 for the years ended December 31, 2005, 2004 and 2003, respectively, have been classified with other operations.

       During 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios representing approximately 97% of its total outstanding loans (net of unearned finance charges) and certain loan portfolios that had been substantially written-off for aggregate pre-tax gains of $16,300,000, which is reflected in investment and other income. Finance revenues of $10,000,000 in 2004 and $55,100,000 in 2003 reflect this decreasing level of consumer instalment loans. Although finance revenues decreased in 2004 as compared to 2003, pre-tax results increased due to gains from the loan portfolios sales, a decline in the provision for loan losses of $24,700,000, reductions in interest expense of $6,000,000 principally resulting from reduced customer banking deposits, less interest paid on interest rate swaps and lower salaries expense and operating costs resulting from the segment's restructuring efforts. All of these changes reflected the ongoing reduction in the amount of loan assets under management, including as a result of the loan portfolios sales.

       Pre-tax results for the banking and lending segment include income of $3,100,000 for the year ended December 31, 2003, resulting from mark-to-market changes on interest rate swaps. The Company had used interest rate swaps to manage the impact of interest rate changes on its customer banking deposits; all of the interest rate swap agreements matured in 2003.

Corporate and Other Operations

       Investment and other income increased in 2005 as compared to 2004 primarily due to the $10,500,000 gain on the sale of 70% of the Company's interest in CLC to Inmet, greater investment income of $24,200,000 reflecting a larger amount of invested assets and higher interest rates, and increased sales at the wineries of $5,000,000. Available corporate cash is generally invested on a short-term basis until such time as investment opportunities require an expenditure of funds.

       Investment and other income increased in 2004 as compared to 2003 primarily due to the pre-tax gain of $11,300,000 from the sale of two of the Company's older corporate aircraft, greater dividend and interest income of $12,400,000 and miscellaneous other income. Investment and other income for 2003 included $5,300,000 of income related to a refund of foreign taxes not based on income.

       Net securities gains for Corporate and Other Operations aggregated $208,800,000, $136,100,000 and $10,600,000 for the years ended December 31,
2005, 2004 and 2003, respectively. During 2005 and 2004, the Company's net securities gains largely reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities. Included in net securities gains for the 2005 periods is a gain of $146,000,000 from the sale of 375,000 shares of WMIG common stock. Net securities gains for 2005, 2004 and 2003 include provisions of $12,200,000, $4,600,000 and $6,500,000, respectively, to write down the Company's investments in certain available for sale securities and an investment in a non-public security in 2003. The write down of the securities resulted from a decline in market value determined to be other than temporary.

       The Company's decision to sell securities and realize security gains or losses is generally based on its evaluation of an individual security's value at the time and the prospect for changes in its value in the future. The decision could also be influenced by the status of the Company's tax attributes or liquidity needs; however, sales in recent years have not been influenced by these considerations. Therefore, the timing of realized security gains or losses is not predictable and does not follow any pattern from year to year.

       The increase in interest expense during 2005 as compared to 2004 primarily reflects interest expense relating to $100,000,000 principal amount of 7% Senior Notes and $350,000,000 principal amount of 3 3/4% Convertible Senior Subordinated Notes issued in April 2004. The increase in interest expense during 2004 as compared to 2003 primarily reflects the issuance of the bonds in 2004, interest expense relating to $275,000,000 aggregate principal amount of 7% Senior Notes issued during 2003, and dividends accrued on its trust issued preferred securities, which commencing July 1, 2003 are classified as interest expense (shown as minority interest in prior periods).

       Salaries and incentive compensation expense increased by $31,300,000 in 2005 as compared to 2004, and by $2,400,000 in 2004 as compared to 2003, principally due to increased bonus expense.

       Selling, general and other expenses increased by $14,600,000 in 2005 as compared to 2004, primarily due to higher minority interest expense relating to MK prior to its merger of $4,200,000, greater foreign exchange losses of $2,700,000, higher professional fees of $4,400,000 that principally relate to due diligence expenses for potential investments and investment management fees, an impairment loss for the remaining book value of the investment in Olympus of $3,700,000, greater employee benefit expenses and operating expenses of a subsidiary engaged in the development of a new medical product.

       Selling, general and other expenses increased by $19,700,000 in 2004 as compared to 2003, primarily due to greater professional and other fees of $8,500,000, which largely relate to due diligence expenses for potential investments, greater professional fees for existing investments and fees relating to the implementation of the Sarbanes-Oxley Act of 2002, and $3,600,000 of expenses related to the proposed public offering of MK's equity that did not go forward due to unfavorable market conditions. In addition, the increase reflects greater employee benefit expenses, higher insurance costs and greater amortization of debt issuance costs related to the 7% Senior Notes and 3 3/4% Convertible Notes.

       As more fully discussed above, during 2005 the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

       The income tax provision reflects the reversal of tax reserves aggregating $27,300,000 and $24,400,000 for the years ended December 31, 2004 and 2003, respectively, as a result of the favorable resolution of various state and federal income tax contingencies. In addition, in 2004 the tax provision reflects a benefit to record a federal income tax carryback refund of $3,900,000.

       In 2003, the Company established a valuation allowance that fully reserved for all of WilTel's net deferred tax assets, reduced by an amount equal to the Company's current and deferred federal income tax liabilities as of the date of acquisition. The valuation allowance was required because, on a pro forma combined basis, the Company was not able to demonstrate that it is more likely than not that it would be able to realize the deferred tax asset. Subsequent to the acquisition of WilTel, during 2004 and 2003 any benefit realized from WilTel's deferred tax asset reduced the valuation allowance for the deferred tax asset; however, that reduction was first applied to reduce the carrying amount of the acquired non-current intangible assets of WilTel rather than to reduce the income tax provision of any component of total comprehensive income.

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

Associated Companies

       Equity in income (losses) of associated companies includes the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):



                                                    2005                    2004                   2003
                                                    ----                    ----                   ----

Olympus                                         $ (120,100)             $    9,700              $   40,400
EagleRock                                          (28,900)                 29,400                  49,900
HomeFed                                              5,800                  10,000                  16,200
JPOF II                                             23,600                  16,200                  14,800
Union Square                                        72,800                   1,300                     100
Pershing Square, L.P.                                 --                    21,300                     --
Berkadia                                              --                       800                  79,200
WilTel                                                --                       --                  (52,100)
Other                                                2,400                   2,800                  (1,500)
                                                ----------              ----------              ----------
    Equity in income (losses) before
       income taxes                                (44,400)                 91,500                 147,000
Income tax expense                                    (700)                (15,000)                (70,100)
                                                ----------              ----------              ----------
    Equity in income (losses), net of taxes     $  (45,100)             $   76,500              $   76,900
                                                ==========              ==========              ==========

       The Company's equity in losses from Olympus for 2005 reflects its share of Olympus' estimated losses from hurricanes Katrina, Rita and Wilma. Effective January 1, 2006, Olympus received new capital which reduced the Company's equity interest to less than 4%. As a result, the Company will not apply the equity method of accounting for this investment in the future. At December 31, 2005, the book value of the Company's investment in Olympus had been written down to zero.

       As described above, the Company owns approximately 30% of HomeFed, a California real estate development company, which it acquired in 2002. The Company's share of HomeFed's reported earnings fluctuates with the level of real estate sales activity at HomeFed's development projects.

       The Company's share of JPOF II's earnings was distributed to the Company shortly after the end of each year.

       The equity in income (losses) of EagleRock results from both realized and changes in unrealized gains (losses) in its portfolio. The partnership distributed $16,600,000 to the Company in 2006 and $3,700,000 in 2004.

       Union Square, two entities in which the Company had non-controlling equity interests, sold their respective interests in an office complex located on Capitol Hill in Washington, D.C. during 2005. Including repayment of its mortgage loans at closing, the Company's share of the net proceeds was $73,200,000, and the Company recognized a pre-tax gain of $72,300,000.

       In January 2004, the Company invested $50,000,000 in Pershing Square, L.P. ("Pershing"), a limited partnership that is authorized to engage in a variety of investing activities. The Company redeemed its interest effective December 31, 2004; $71,300,000 was distributed to the Company in early 2005.

       Since the Berkadia loan was fully repaid during the first quarter of 2004, the Company will no longer have any income related to the Berkadia loan in the future. The Company's income from this investment is expected to be limited to its share ($4,000,000) of the annual management fee received from FINOVA while such fee remains in effect. The Company does not believe that its share of the FINOVA common stock will ever result in any cash value, and is reflected at a zero book value. The Company has received total net cash proceeds of $95,200,000 from this investment since 2001, including the commitment and financing fees, management fees and interest payments related to its share of the Berkadia loan.

       The table above includes amounts related to WilTel prior to consolidation in November 2003 when it was accounted for under the equity method of accounting.

Discontinued Operations

       WilTel

       As discussed above, the Company sold WilTel to Level 3 in December 2005 and recognized a pre-tax gain on disposal of $243,800,000. The calculation of the gain on sale included: (1) the cash proceeds received from Level 3 of $460,300,000, which is net of estimated working capital adjustments of $25,500,000; (2) the fair value of the Level 3 common shares of $339,300,000, based on the $2.95 per share closing price of Level 3 common stock immediately prior to closing; (3) the amount of the SBC cash payments that had not been previously accrued prior to closing ($175,900,000); (4) an impairment charge for WilTel's headquarters building of approximately $42,400,000; and (5) the net book value of the net assets sold and estimated expenses and other costs related to the transaction. The Company reclassified WilTel's consolidated historical results of operations prior to the sale to income (loss) from discontinued operations. WilTel's income (loss) from discontinued operations was $116,000,000, $(56,600,000) and $(15,300,000) for the years ended December 31,
2005, 2004 and 2003, respectively.

       Wireless Messaging

       In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink Wireless, Inc. ("WebLink"), for an aggregate purchase price of $19,000,000. WebLink operated in the wireless messaging industry, providing wireless data services and traditional paging services. In the fourth quarter of 2003, WebLink sold substantially all of its operating assets to Metrocall, Inc. for 500,000 shares of common stock of Metrocall, Inc.'s parent, Metrocall Holdings, Inc. ("Metrocall"), an immediately exercisable warrant to purchase 25,000 shares of common stock of Metrocall at $40 per share, and a warrant to purchase up to 100,000 additional shares of Metrocall common stock at $40 per share, subject to certain vesting criteria. Based upon the market price of the Metrocall stock received and the fair value of the warrants received as of the date of sale, the Company reported a pre-tax gain on disposal of discontinued operations of $11,500,000. The vesting criteria for the remaining warrants were satisfied during 2004, and the Company recorded $2,200,000 as gain on disposal of discontinued operations (net of minority interest), which represented the estimated fair value of the warrants. Due to WebLink's large net operating loss carryforwards, these gains were not reduced for any federal income tax expense.

       During the fourth quarter of 2004, WebLink exercised all of its warrants and subsequently tendered all of its Metrocall shares as part of a merger agreement between Metrocall and Arch Wireless, Inc. WebLink received cash of $19,900,000 and 675,607 common shares of the new parent company (USA Mobility, Inc., which had a fair market value of $25,000,000 when received), resulting in a pre-tax gain of $15,800,000 that is included in net securities gains of continuing operations. The USA Mobility shares were sold during 2005.

       In return for the Company's $19,000,000 investment in WebLink, the Company received aggregate cash proceeds of $48,900,000, net of minority interest and residual liabilities.

       Domestic Real Estate

       As discussed above, in 2005 the Company sold its 716-room Waikiki Beach hotel and related assets and recorded a pre-tax gain of $56,600,000, which is reflected in gain on disposal of discontinued operations.

       In the fourth quarter of 2004, the Company sold a commercial real estate property and classified it as a discontinued operation. During the second quarter of 2004, the Company recorded a non-cash charge of $7,100,000 to reduce the carrying amount of this property to its estimated fair value. The Company recorded an additional pre-tax loss of $600,000 when the sale closed, principally relating to mortgage prepayment penalties incurred upon satisfaction of the property's mortgage. Operating results for this property were not material in prior years.

       Other Operations

       In December 2005, the Company sold its interest in an Argentine shoe manufacturer that had been acquired earlier in the year. Although there was no material gain or loss on disposal, results of discontinued operations during 2005 include an operating loss of $4,400,000.

       In the fourth quarter of 2004, the Company sold its geothermal power generation business for $14,800,000, net of closing costs, and recognized a pre-tax gain of $200,000. For the years ended December 31, 2004 and 2003, the Company recorded pre-tax losses from discontinued operations relating to this business of $1,500,000 and $2,300,000, respectively.


Recently Issued Accounting Standards

       In April 2005, the SEC amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R; the Company intends to use the modified prospective method. The Company does not expect that SFAS 123R will have a material impact on its consolidated financial statements with respect to currently outstanding options.

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

Cautionary Statement for Forward-Looking Information

       Statements included in this Report may contain forward-looking statements. Such statements may relate, but are not limited, to projections of revenues, income or loss, development expenditures, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

       Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

       Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Report and in the Company's other public filings with the Securities and Exchange Commission.

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

         The Company's market risk arises principally from interest rate risk related to its investment portfolio and its borrowing activities.

         The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's available for sale investment portfolio are fixed income securities, which comprised approximately 69% of the Company's total investment portfolio at December 31, 2005. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises. The estimated weighted average remaining life of these fixed income securities was approximately 1.2 years at December 31, 2005. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 2004, fixed income securities comprised approximately 68% of the Company's total investment portfolio and had an estimated weighted average remaining life of 1.1 years. At December 31, 2005 and 2004, the Company's portfolio of trading securities was not material.

         The Company's investment portfolio also includes its investment in Level 3, carried at its aggregate market value of $330,100,000. This investment is approximately 14% of the Company's total investment portfolio, and its value is subject to change if the market value of the Level 3 stock rises or falls. The Company's investment portfolio also includes its investment in Inmet, which is carried at cost of $78,000,000 at December 31, 2005. Although the Company is restricted from selling the Inmet common shares, the investment is subject to price risk. The market value of this investment is $142,100,000 at December 31, 2005.

         The Company is subject to interest rate risk on its long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.

         The following table provides information about the Company's financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows by expected maturity dates. For the variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date. For securities and liabilities with contractual maturities, the table presents contractual principal cash flows adjusted for the Company's historical experience and prepayments of mortgage-backed securities.


       For additional information, see Notes 6, 12 and 21 of Notes to Consolidated Financial Statements.


                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2006         2007         2008       2009         2010      Thereafter      Total     Fair Value
                                    ----         ----         ----       ----         ----      ----------      -----     ----------
                                                                          (Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed
  Income Securities:
   U.S. Government and
   agencies                      $  830,235   $   7,875   $   5,483   $  3,840     $  2,706     $  6,816      $  856,955 $  856,955
    Weighted Average
     Interest Rate                    3.04%       5.37%       5.36%      5.35%        5.34%        5.30%
   U.S. Government-
    Sponsored Enterprises        $  229,696   $  23,815   $  18,640   $ 14,788     $ 11,769     $ 39,905      $  338,613 $  338,613

    Weighted Average
     Interest Rate                    3.97%       5.33%       5.33%      5.34%        5.35%        5.40%
  Other Fixed Maturities:
   Rated Investment Grade        $  169,224   $   2,509   $   2,791   $      -     $    406     $    783      $  175,713 $  175,713
     Weighted Average
      Interest Rate                   4.31%       5.90%       3.96%          -        6.38%        3.27%
   Rated Less Than Investment
    Grade/Not Rated              $   19,824   $  81,364   $  49,095   $ 29,136     $ 12,030     $ 18,078      $  209,527 $  209,527
    Weighted Average Interest
     Rate                             7.01%      10.69%       8.83%     10.21%        9.75%        9.04%

Rate Sensitive Liabilities:
Fixed Interest Rate
 Borrowings                      $  114,442   $     963   $   2,633   $    886     $    992     $930,095      $1,050,011 $1,101,933
   Weighted Average
     Interest Rate                    4.43%      10.76%       8.47%     11.92%       11.97%        6.06%
Variable Interest Rate
  Borrowings                     $   61,222   $  11,929   $   2,114   $  2,114     $  2,114     $ 32,878      $  112,371 $  112,371
   Weighted Average
     Interest Rate                    7.51%       7.97%       8.81%      8.91%        9.00%        9.01%

Rate Sensitive Derivative
Financial Instruments:
Euro currency swap               $    2,085   $   2,085   $   2,085   $  2,085     $    522     $      -      $    8,862 $  (2,546)
  Average Pay Rate                    5.89%       5.89%       5.89%      5.89%        5.89%            -
  Average Receive Rate                7.60%       7.60%       7.60%      7.60%        7.60%            -

Pay Fixed/Receive Variable
  Interest Rate Swap             $    2,114   $   2,114   $   2,114   $  2,114     $  2,114     $ 32,878      $   43,448 $    (677)
  Average Pay Rate                    5.01%       5.01%       5.01%      5.01%        5.01%        5.01%
  Average Receive Rate                4.77%       4.73%       4.81%      4.91%        5.00%        5.01%

Off-Balance Sheet Items:
 Unused Lines of Credit          $        -   $ 110,000   $       -   $      -     $      -     $      -      $  110,000  $110,000
    Weighted Average
      Interest Rate                    6.27%      6.25%           -          -            -            -


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

       Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------   ---------------------

       None.

Item 9A.  Controls and Procedures.
-------   -----------------------

         Evaluation of disclosure controls and procedures

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

         Changes in internal control over financial reporting

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       As permitted by the SEC, the Company has excluded from this assessment of internal control over financial reporting the internal control over financial reporting of Idaho Timber, ATX and NSW, each of which was acquired by the Company during 2005. In the aggregate, these entities represent 5.2% of consolidated assets at December 31, 2005 and 35.3% of 2005 consolidated revenues.

       Based on our assessment and those criteria, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective.

       Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.


Item 9B.  Other Information.
-------   -----------------

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

       The information to be included under the caption "Election of Directors" and "Information Concerning the Board and Board Committees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2006 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

Item 11.  Executive Compensation.
-------   ----------------------

       The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

Equity Compensation Plan Information

       The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2005. All outstanding awards relate to the Company's common stock.


                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                  Number of securities            Weighted-average           under equity
                                    to be issued upon            exercise price of        compensation plans
                            exercise of outstanding options,    outstanding options,     (excluding securities
                                   warrants and rights          warrants and rights    reflected in column (a))
Plan Category                            (a)                            (b)                      (c)
-------------               -------------------------------     -------------------    -----------------------


Equity compensation
  plans approved by
  security holders                          977,630                    $35.19                      259,575

Equity compensation
  plans not approved
  by security holders                         --                          --                          --
                                           --------                    ------                      -------

Total                                       977,630                    $35.19                      259,575
                                           ========                    ======                      =======


       The information to be included under the caption "Present Beneficial Ownership of Common Shares" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

       The information to be included under the caption "Executive Compensation
- Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
--------  --------------------------------------

       The information to be included under the caption "Principal Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedule.
--------      ------------------------------------------

(a)(1)(2) Financial Statements and Schedule.

              Report of Independent Registered Public Accounting Firm.....................................   F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2005 and 2004..................................   F-3
               Consolidated Statements of Operations for the years ended December 31, 2005,
                  2004 and 2003...........................................................................   F-4
               Consolidated Statements of Cash Flows for the years ended December 31, 2005,
                  2004 and 2003...........................................................................   F-5
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2005, 2004 and 2003........................................................   F-7
               Notes to Consolidated Financial Statements.................................................   F-8

               Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts............................................   F-49

       (3) Executive Compensation Plans and Arrangements. See Item 15(b) below for a complete list of Exhibits to this Report.

              1999 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated April 9, 1999 (the "1999 Proxy Statement")).

              Form of Grant Letter for the 1999 Stock Option Plan (filed as
              Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K").

              Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K")).

              Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 17, 2005 (filed as Annex A to the Company's Proxy Statement dated April 22, 2005 (the "2005 Proxy Statement")).

              Employment Agreement made as of June 30, 2005 by and between the Company and Ian M. Cumming (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 13, 2005 (the "July 13, 2005 8-K")).

              Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as Exhibit 99.2 to the July 13, 2005 8-K).

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

              3.4 Amended and Restated By-laws as amended through March 9, 2004 (filed as Exhibit 3.4 to the 2003 10-K).*

              3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit
                     3.5 to the Company's 2004 10-K).*

              3.6 Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005.

              4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

              10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

              10.2 Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.4 to the Company's 2004 10-K).*

              10.3 Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph
                     S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).*

              10.4 Form of Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") dated as of March 11, 2003 between the Company, Fleet National Bank as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Banks signatory thereto, with Fleet Boston Robertson Stephens, Inc., as Arranger (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).*

              10.5 Amendment, dated as of March 31, 2004, to the Revolving Credit Agreement (filed as Exhibit 10.7 to the Company's 2004 10-K).*

              10.6 Amendment, dated as of June 29, 2004, to the Revolving Credit Agreement (filed as Exhibit 10.8 to the Company's 2004 10-K).*

              10.7 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 17, 2005 (filed as Annex A to the 2005 Proxy Statement).*

              10.8 Employment Agreement made as of June 30, 2005 by and between the Company and Ian M. Cumming (filed as Exhibit
                     99.1 to the Company's July 13, 2005 8-K).*

              10.9 Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as
                     Exhibit 99.2 to the July 13, 2005 8-K).*

              10.10 Management Services Agreement dated as of February 26, 2001 among The FINOVA Group Inc., the Company and Leucadia International Corporation (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

              10.11 Voting Agreement, dated August 21, 2001, by and among Berkadia LLC, Berkshire Hathaway Inc., the Company and The FINOVA Group Inc. (filed as Exhibit 10.J to the Company's Current Report on Form 8-K dated August 27, 2001).*

              10.12 Second Amended and Restated Berkadia LLC Operating Agreement, dated December 2, 2002, by and among BH Finance LLC and WMAC Investment Corporation (filed as Exhibit 10.40 to the 2002 10-K).* 51

              10.13 First Amended Joint Chapter 11 Plan of Reorganization of Williams Communications Group, Inc. ("WCG") and CG Austria, Inc. filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the Current Report on Form 8-K of WCG dated July 31, 2002 (the "WCG July 31, 2002 8-K")).*

              10.14 Tax Cooperation Agreement between WCG and The Williams Companies Inc. dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the WCG July 31, 2002 8-K).*

              10.15 Third Amended and Restated Credit And Guaranty Agreement, dated as of September 8, 1999, as amended and restated as of April 25, 2001, as further amended and restated as of October 15, 2002, and as further amended and restated as of September 24, 2004, among WilTel, WilTel Communications, LLC, certain of its domestic subsidiaries, as loan parties, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Credit Suisse First Boston, acting through its Cayman Islands branch, as administrative agent, as first lien administrative agent and as second lien administrative agent, and Wells Fargo Foothill, LLC, as syndication agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 24, 2002 (the "Company's September 24, 2002 8-K")).*

              10.16 First Amendment to Third Amended and Restated Credit And Guaranty Agreement, dated September 2, 2005, by and among WilTel Communications, LLC, WilTel Communications Group LLC, the Subsidiary Guarantors (as defined), and the First Lien Administrative Agent, the Second Lien Administrative Agent and the Administrative Agent for the Lenders (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 2, 2005).*

              10.17 Second Amended and Restated Security Agreement, dated as of April 23, 2001, as amended and restated as of October 15, 2002, and as further amended and restated as of September 24, 2004, among WilTel, WilTel Communications, LLC, and the additional grantors party thereto in favor of Credit Suisse First Boston, acting through its Cayman Islands branch, as administrative agent, as first lien administrative agent and as second lien administrative agent (filed as Exhibit
                     99.2 to the Company's September 24, 2002 8-K).*

              10.18 Exhibit 1 to the Agreement and Plan of Reorganization between the Company and TLC Associates, dated February 23, 1989 (filed as Exhibit 3 to Amendment No. 12 to the
                     Schedule 13D dated December 29, 2004 of Ian M. Cumming and Joseph S. Steinberg with respect to the Company).*

              10.19 Letter Agreement, dated February 3, 2005, between the Company and Jefferies & Company, Inc. (filed as Exhibit
                     10.55 to the Company's 2004 10-K).*

              10.20  Information Concerning Executive Compensation (filed as
                     Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2006).*

              10.21  Compensation of Non-Employee Directors.

              10.22 Hotel Purchase Agreement, dated as of April 6, 2005, by and between HWB 2507 Kalakaua, LLC and Gaylord Entertainment Co. (filed as Exhibit 10.2. to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the "1st Quarter 2005 10-Q")).*

              10.23 Stock Purchase Agreement, dated as of May 2, 2005, by and among the Company and the individuals named therein (filed as Exhibit 10.4 to the Company's 1st Quarter 2005 10-Q).*

              10.24 Purchase Agreement, dated as of October 30, 2005, among the Company, Baldwin Enterprises, Inc., Level 3 Communications, LLC and Level 3 Communications, Inc. ("Level 3") (filed as
                     Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2005).*

              10.25 Registration Rights and Transfer Restriction Agreement, dated as of December 23, 2005, by and among Level 3, the Company and Baldwin Enterprises, Inc. (filed as Exhibit
                     10.2 to Level 3's Current Report on Form 8-K dated December 23, 2005).*

              10.26 Purchase and Sale Agreement ("Square 711 Purchase and Sale Agreement"), dated as of November 14, 2005, between Square 711 Developer, LLC and Walton Acquisition Holdings V, L.L.C., a Delaware limited liability company.

              10.27 First Amendment to Square 711 Purchase and Sale Agreement, dated as of December 14, 2005.

              10.28 Share Purchase Agreement, dated May 2, 2005, between Inmet Mining Corporation, the Company and MK Resources Company (filed as Exhibit 2 to Amendment No. 10 to the Schedule 13D dated May 2, 2005 of the Company with respect to MK Resources Company (the "MK 13D")).*

              10.29 Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Marigold Acquisition Corp. and MK Resources Company (filed as Exhibit 3 to the MK 13D).*

              10.30 Voting Agreement, dated as of May 2, 2005, between the Company and Inmet Mining Corporation (filed as Exhibit 4 to the MK 13D).*

              10.31 Letter Agreement, dated March 30, 2005 between SBC Services, Inc. ("SBC Services") and WilTel Communications, LLC ("WCLLC") (filed as Exhibit 10.1 to the Company's 1st Quarter 2005 10-Q).*

              10.32 Letter Agreement, dated April 27, 2005 between SBC Services and WCLLC (filed as Exhibit 10.3 to the Company's 1st Quarter 2005 10-Q).*

              10.33 Letter Agreement, dated May 25, 2005 between SBC Services and WCLLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
                     2005).*

              10.34 Master Services Agreement dated June 15, 2005 among WilTel Communications Group ("WCGLLC"), WilTel Local Network, LLC, SBC Services. and SBC Communications Inc. ("SBC") (filed as
                     Exhibit 99.1 to the Company's Current Report on Form 8-K/A dated June 15, 2005 (the "June 15, 2005 8-K/A")).*

              10.35 Termination, Mutual Release and Settlement Agreement dated June 15, 2005 among the Company, WCGLLC, WCLLC, SBC, SBC Operations, Inc. and SBC Long Distance, LLC (filed as
                     Exhibit 99.2 to the Company's June 15, 2005 8-K/A).*

              10.36 Debtors' Modified Second Amended Joint Plan of Reorganization under chapter 11 of the Bankruptcy Code, dated as of April 13, 2005, of ATX Communications, Inc. (filed as Exhibit 99.1 to ATX Communication's Current Report on Form 8-K dated April 20, 2005).*

              10.37 Services Agreement, dated as of January 1, 2004, between the Company and Ian M. Cumming.

              10.38 Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg.

              21     Subsidiaries of the registrant.

              23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                     (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                     33-61718), Form S-8 (No. 333-51494) and Form S-3 (No.
                     333-118102). 53

              23.2 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434),
                     Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682),
                     Form S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form
                     S-3 (No. 333-118102).**

              23.3 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434),
                     Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682),
                     Form S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form
                     S-3 (No. 333-118102). **

              23.4 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners
                     (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434),
                     Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682),
                     Form S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form
                     S-3 (No. 333-118102). **

              23.5 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of WilTel Communications Group, Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                     (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8
                     (No. 33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                     333-51494) and Form S-3 (No. 333-118102).

              23.6 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                     (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8
                     (No. 33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                     333-51494) and Form S-3 (No. 333-118102). **

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

              31.3   Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

              32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

              32.3   Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002. ***

(c) Financial statement schedules.

       (1) Berkadia LLC financial statements for the years ended December 31, 2004 and 2003. **

       (2) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. **

       (3) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and EagleRock Master Fund, LP financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. **

       (4) WilTel Communications Group, Inc. consolidated financial statements for the period from January 1, 2003 through November 5, 2003.

       (5) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2005 and for the year ended December 31, 2005.
              **

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

                                 LEUCADIA NATIONAL CORPORATION


March 8, 2006                        By:  /s/  Barbara L. Lowenthal
                                           --------------------------
                                           Barbara L. Lowenthal
                                           Vice President and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

         Signature                                         Title
         ---------                                         -----


 /s/ Ian M. Cumming                               Chairman of the Board
--------------------------------------            (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg                          President and Director
--------------------------------------            (Principal Executive Officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando                            Vice President and Chief
--------------------------------------            Financial Officer
Joseph A. Orlando                                 (Principal Financial Officer)


 /s/ Barbara L. Lowenthal                         Vice President and Comptroller
--------------------------------------            (Principal Accounting
Barbara L. Lowenthal                               Officer)


 /s/ Paul M. Dougan                               Director
--------------------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger                       Director
--------------------------------------
Lawrence D. Glaubinger


/s/ Alan J. Hirschfield                           Director
--------------------------------------
Alan J. Hirschfield


 /s/ James E. Jordan                              Director
--------------------------------------
James E. Jordan


/s/ Jeffrey C. Keil                               Director
--------------------------------------
Jeffrey C. Keil


 /s/ Jesse Clyde Nichols, III                     Director
--------------------------------------
Jesse Clyde Nichols, III

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and
Shareholders of Leucadia National Corporation:

We have completed integrated audits of Leucadia National Corporation's December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)
(1) (2) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (1) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of WilTel for the period from January 1, 2003 through November 5, 2003. For this period, WilTel was accounted for on the equity method and from January 1, 2003 through November 5, 2003 had a net loss of approximately $109,000,000, of which the Company's 47.4% share was approximately $52,000,000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for WilTel, is based on the report of other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in "Management's Report on Internal Control Over Financial Reporting", management has excluded Idaho Timber, ATX and NSW from its assessment of internal control over financial reporting as of December 31, 2005, because those entities were acquired by the Company during 2005. We have also excluded Idaho Timber, ATX and NSW from our audit of internal control over financial reporting. Idaho Timber, ATX and NSW are consolidated subsidiaries whose total assets and total revenues represent 5.2% and 35.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.






PricewaterhouseCoopers LLP
New York, New York
March    , 2006

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands, except par value)


                                                                                            2005                  2004
                                                                                            ----                  ----
ASSETS
------
Current assets:
   Cash and cash equivalents                                                           $   386,957             $   277,238
   Investments                                                                           1,323,562               1,084,745
   Trade, notes and other receivables, net                                                 377,216                 160,234
   Prepaids and other current assets                                                       140,880                  27,850
   Current assets of discontinued operations                                                 --                    509,882
                                                                                       -----------             -----------
       Total current assets                                                              2,228,615               2,059,949
Non-current investments                                                                    977,327                 718,326
Notes and other receivables, net                                                            22,747                  16,906
Intangible assets, net and goodwill                                                         85,083                   1,472
Deferred tax asset, net                                                                  1,094,017                   --
Other assets                                                                               240,601                 272,867
Property, equipment and leasehold improvements, net                                        237,021                 283,330
Investments in associated companies                                                        375,473                 460,794
Non-current assets of discontinued operations                                                --                    986,759
                                                                                       -----------             -----------
           Total                                                                       $ 5,260,884             $ 4,800,403
                                                                                       ===========             ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                 $   259,778             $   167,864
   Other current liabilities                                                                23,783                  27,044
   Customer banking deposits due within one year                                             --                     18,472
   Debt due within one year                                                                175,664                  64,799
   Income taxes payable                                                                     15,171                  17,690
   Current liabilities of discontinued operations                                            --                    363,468
                                                                                       -----------             -----------
       Total current liabilities                                                           474,396                 659,337
Other non-current liabilities                                                              121,893                 121,675
Long-term debt                                                                             986,718               1,067,123
Non-current customer banking deposits                                                        --                      6,119
Non-current liabilities of discontinued operations                                           --                    669,221
                                                                                       -----------             -----------
       Total liabilities                                                                 1,583,007               2,523,475
                                                                                       -----------             -----------

Commitments and contingencies

Minority interest                                                                           15,963                  18,275
                                                                                       -----------             -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 300,000,000 and 150,000,000 shares; 108,029,008 and 107,600,403 shares issued and outstanding, after deducting 42,377,843 and 42,399,597 shares
   held in treasury                                                                        108,029                 107,600
Additional paid-in capital                                                                 609,943                 598,504
Accumulated other comprehensive income (loss)                                              (81,502)                136,138
Retained earnings                                                                        3,025,444               1,416,411
                                                                                       -----------             -----------
       Total shareholders' equity                                                        3,661,914               2,258,653
                                                                                       -----------             -----------
           Total                                                                       $ 5,260,884             $ 4,800,403
                                                                                       ===========             ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)



                                                                                   2005            2004           2003
                                                                                   ----            ----           ----

REVENUES AND OTHER INCOME:
--------------------------
   Manufacturing                                                              $   332,253      $   64,055     $   53,327
   Healthcare                                                                     239,046         257,262         71,039
   Telecommunications                                                             111,192            --             --
   Investment and other income                                                    149,840         180,081        179,385
   Net securities gains                                                           208,816         136,564          9,928
                                                                              -----------      ----------     ----------
                                                                                1,041,147         637,962        313,679
                                                                              -----------      ----------     ----------

EXPENSES:
---------
   Cost of sales:
      Manufacturing                                                               281,451          45,055         38,998
      Healthcare                                                                  203,149         216,333         61,280
      Telecommunications                                                           67,266            --             --
   Interest                                                                        68,376          62,710         37,902
   Salaries                                                                       102,236          48,334         39,094
   Depreciation and amortization                                                   26,767          19,625         18,132
   Selling, general and other expenses                                            153,739         134,027        126,491
                                                                              -----------      ----------     ----------
                                                                                  902,984         526,084        321,897
                                                                              -----------      ----------     ----------
   Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of
     associated companies                                                         138,163         111,878         (8,218)
                                                                              -----------      ----------     ----------
Income tax (benefit) provision:
   Current                                                                          4,018         (27,434)       (11,424)
   Deferred                                                                    (1,135,100)          7,242        (23,750)
                                                                              -----------      ----------     ----------
                                                                               (1,131,082)        (20,192)       (35,174)
                                                                              -----------      ----------     ----------
   Income from continuing operations before minority expense of trust preferred securities and equity in income (losses) of associated
      companies                                                                 1,269,245         132,070         26,956
Minority expense of trust preferred securities, net of taxes                        --               --           (2,761)
Equity in income (losses) of associated companies, net of taxes                   (45,133)         76,479         76,947
                                                                              -----------      ----------     ----------
   Income from continuing operations                                            1,224,112         208,549        101,142
Income (loss) from discontinued operations, net of taxes                          111,557         (64,862)       (11,586)
Gain on disposal of discontinued operations, net of taxes                         300,372           1,813          7,498
                                                                              -----------      ----------     ----------

          Net income                                                          $ 1,636,041      $  145,500     $   97,054
                                                                              ===========      ==========     ==========

Basic earnings (loss) per common share:
   Income from continuing operations                                               $11.36          $ 1.95         $ 1.10
   Income (loss) from discontinued operations                                        1.03            (.61)          (.12)
   Gain on disposal of discontinued operations                                       2.79             .02            .08
                                                                                   ------          ------         ------
          Net income                                                               $15.18          $ 1.36         $ 1.06
                                                                                   ======          ======         ======

Diluted earnings (loss) per common share:
   Income from continuing operations                                               $10.71          $ 1.90        $  1.09
   Income (loss) from discontinued operations                                         .96            (.58)          (.12)
   Gain on disposal of discontinued operations                                       2.60             .02            .08
                                                                                   ------          ------        -------
          Net income                                                               $14.27          $ 1.34        $  1.05
                                                                                   ======          ======        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

                                                                                            2005             2004            2003
                                                                                            ----             ----            ----
                                                                                                                          (Revised)

Net cash flows from operating activities:
-----------------------------------------
Net income                                                                              $ 1,636,041      $   145,500    $   97,054
Adjustments to reconcile net income to net cash provided by (used for)
  operations:
  Deferred income tax provision (benefit)                                                (1,135,100)           7,242        28,960
  Depreciation and amortization of property, equipment and leasehold improvements           186,428          232,600        65,723
  Other amortization                                                                          3,068            3,316        (4,624)
  Provision for doubtful accounts                                                             6,181           (5,366)       20,098
  Net securities gains                                                                     (212,299)        (142,936)       (9,953)
  Equity in (income) losses of associated companies                                          44,403          (91,546)     (146,989)
  Distributions from associated companies                                                    90,280           23,878        25,359
  Net gains related to real estate, property and equipment, loan receivables and
   other assets                                                                             (29,386)         (60,866)      (23,429)
  Gain on disposal of discontinued operations                                              (300,372)          (1,813)       (7,498)
  Investments classified as trading, net                                                     18,022          (68,612)       (8,133)
  Net change in:
   Trade, notes and other receivables                                                        20,850           19,578       (18,086)
   Prepaids and other assets                                                                (29,978)          11,491        (6,559)
   Trade payables and expense accruals                                                       54,344           19,654       (23,489)
   Other liabilities                                                                        (36,427)         (52,250)      (22,165)
   Deferred revenue                                                                          10,553            9,945         9,854
   Income taxes payable                                                                      (2,537)          16,890         2,959
  Other                                                                                      (2,961)           1,732        (2,344)
                                                                                        -----------      -----------     ---------

   Net cash provided by (used for) operating activities                                     321,110           68,437       (23,262)
                                                                                        -----------      -----------     ---------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of property, equipment and leasehold improvements                              (136,260)         (97,412)      (85,717)
Acquisition of and capital expenditures for real estate investments                         (26,053)         (23,022)      (67,925)
Proceeds from disposals of real estate, property and equipment, and other assets             33,722          123,302       111,134
Acquisitions, net of cash acquired                                                         (170,516)            --         114,524
Proceeds from disposal of discontinued operations, net of expenses and
  cash of operations sold                                                                   459,094           22,311        (4,466)
Advances on loan receivables                                                                   --               --          (2,981)
Principal collections on loan receivables                                                     1,591           41,862       138,259
Proceeds from sale of loan receivables                                                         --            157,134          --
Advances on notes receivables                                                                  (100)            (400)       (2,279)
Collections on notes receivables                                                              1,721           27,789        14,176
Investments in associated companies                                                         (34,466)         (69,398)      (22,350)
Capital distributions from associated companies                                               2,644            5,632         7,174
Purchases of investments (other than short-term)                                         (3,350,651)      (2,534,404)   (1,655,480)
Proceeds from maturities of investments                                                   1,262,577          869,707       555,148
Proceeds from sales of investments                                                        1,979,288        1,460,181       683,752
                                                                                        -----------      -----------     ---------

   Net cash provided by (used for) investing activities                                      22,591          (16,718)     (217,031)
                                                                                        -----------      -----------     ---------
                                                                                                                  (continued)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2005, 2004 and 2003
(In thousands)


                                                                                            2005             2004            2003
                                                                                            ----             ----            ----
                                                                                                                           (Revised)

Net cash flows from financing activities:
-----------------------------------------
Net change in customer banking deposits                                                 $  (24,565)      $ (120,516)     $ (245,845)
Issuance of long-term debt, net of issuance costs                                           82,753          438,393         304,509
Reduction of long-term debt                                                               (477,360)         (92,454)         (7,002)
Issuance of common shares                                                                    3,689           22,006           1,293
Purchase of common shares for treasury                                                        (167)            --               (61)
Dividends paid                                                                             (27,008)         (26,901)        (17,706)
                                                                                        ----------       ----------      ----------

   Net cash provided by (used for) financing activities                                   (442,658)         220,528          35,188
                                                                                        ----------       ----------      ----------

Effect of foreign exchange rate changes on cash                                             (1,034)             311             895
                                                                                        ----------       ----------      ----------

   Net increase (decrease) in cash and cash equivalents                                    (99,991)         272,558        (204,210)
Cash and cash equivalents at January 1,                                                    486,948          214,390         418,600
                                                                                        ----------       ----------      ----------

Cash and cash equivalents at December 31,                                               $  386,957       $  486,948      $  214,390
                                                                                        ==========       ==========      ==========

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the year for:
   Interest                                                                               $ 96,958         $ 89,707        $ 40,856
   Income tax payments (refunds), net                                                     $  3,486         $(26,024)       $ (5,098)

Non-cash investing activities:
-----------------------------
Common stock issued for acquisition of MK Resources Company in 2005 and
   WilTel Communications Group, Inc. in 2003                                              $  8,346         $  --           $422,830














              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except par value and per share amounts)

                                                      Series A
                                                     Non-Voting     Common                Accumulated
                                                    Convertible     Shares    Additional    Other
                                                     Preferred      $1 Par     Paid-In    Comprehensive   Retained
                                                        Stock       Value      Capital    Income (Loss)   Earnings          Total
                                                        -----       -----      -------    -------------   --------          -----


Balance, January 1, 2003                              $ 47,507    $  87,403   $ 125,126    $ 56,025     $ 1,218,464     $1,534,525
                                                                                                                        ----------

Comprehensive Income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $55,738                                                103,776                        103,776
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $701                                                        7,739                          7,739
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $888                                            (1,650)                        (1,650)
   Net change in minimum pension liability,
     net of taxes of $7,345                                                                 (13,639)                       (13,639)
   Net income                                                                                                97,054         97,054
                                                                                                                        ----------
     Comprehensive income                                                                                                  193,280
                                                                                                                        ----------
Issuance of common shares on acquisition of
   WilTel Communications Group, Inc.                                 16,735     406,095                                    422,830
Conversion of convertible preferred shares into
  common shares                                        (47,507)       2,022      45,485                                       --
Exercise of options to purchase common shares                            79       1,214                                      1,293
Purchase of common shares for treasury                                   (4)        (57)                                       (61)
Dividends ($.17 per common share)                                                                           (17,706)       (17,706)
                                                      --------    ---------   ---------    --------     -----------     ----------

Balance, December 31, 2003                               --         106,235     577,863     152,251       1,297,812      2,134,161
                                                                                                                        ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $0                                                      (8,592)                        (8,592)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                          6,807                          6,807
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $0                                                (355)                          (355)
   Net change in minimum pension liability, net
     of taxes of $0                                                                         (13,973)                       (13,973)
   Net income                                                                                               145,500        145,500
                                                                                                                        ----------
     Comprehensive income                                                                                                  129,387
                                                                                                                        ----------
Exercise of warrants to purchase common shares                        1,200      17,960                                     19,160
Exercise of options to purchase common shares                           165       2,681                                      2,846
Dividends ($.25 per common share)                                                                           (26,901)       (26,901)
                                                      --------    ---------   ---------    --------     -----------     ----------

Balance, December 31, 2004                               --         107,600     598,504     136,138       1,416,411      2,258,653
                                                                                                                         ---------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $0                                                    (175,577)                      (175,577)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                        (17,199)                       (17,199)
   Net change in unrealized gain (loss) on
     derivative  instruments, net of taxes of $0                                              2,747                          2,747
   Net change in minimum pension liability, net
     of taxes of $0                                                                         (27,611)                       (27,611)
   Net income                                                                                             1,636,041      1,636,041
                                                                                                                         ---------
     Comprehensive income                                                                                                1,418,401
                                                                                                                         ---------
Issuance of common shares on acquisition of
   minority interest in MK Resources Company                            216       8,130                                      8,346
Exercise of options to purchase common shares                           216       3,473                                      3,689
Purchase of common shares for treasury                                   (3)       (164)                                      (167)
Dividends ($.25 per common share)                                                                           (27,008)       (27,008)
                                                      --------    ---------   ---------    --------     -----------     ----------

Balance, December 31, 2005                            $  --       $ 108,029   $ 609,943    $(81,502)    $ 3,025,444     $3,661,914
                                                      ========    =========   =========    ========     ===========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Operations:
   ---------------------

The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, healthcare services, telecommunications, real estate activities, winery operations and residual banking and lending activities that are in run-off, principally in markets in the United States. The Company also owns equity interests in investment partnerships and in operating businesses which are accounted for under the equity method of accounting. These equity investments include development of a copper mine in Spain, real estate activities and property and casualty reinsurance operations. The Company continuously evaluates the retention and disposition of its existing operations and investments and frequently investigates the acquisition of new businesses. Changes in the mix of the Company's owned businesses and investments should be expected.

The manufacturing operations are conducted through Idaho Timber Corporation ("Idaho Timber") and the Company's plastics manufacturing segment. Idaho Timber primarily remanufactures dimension lumber, remanufactures and packages home center boards to customer specifications, produces 5/4 inch radius-edge, pine decking and manufactures or distributes a number of specialized wood products. Idaho Timber operates ten facilities located throughout the United States, and its remanufacturing business is principally derived from the purchase of bundles of low-grade lumber on the spot market, and the conversion of that lumber into higher-grade lumber through sorting and minor rework.

The plastics manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, agriculture, packaging, carpet padding, filtration and consumer products. The plastics manufacturing segment has three domestic manufacturing facilities, and it owns and operates a manufacturing and sales facility in Belgium.

The healthcare services operations primarily provide contract therapy, long-term care consulting and temporary staffing to skilled nursing facilities, hospitals, sub-acute care centers, assisted living facilities, schools, and other healthcare providers. Healthcare services are provided by subsidiaries of Symphony Health Services, LLC ("Symphony").

The telecommunications operations are principally conducted through ATX Communications, Inc. ("ATX"). ATX is an integrated communications provider that offers local and long distance telephone services, data and Internet services, and web development, collocation and managed services, principally to small to medium sized businesses in the Mid-Atlantic region of the United States.

The domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale.

The winery operations consist of two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon, which primarily produce and sell wines in the luxury segment of the premium table wine market.

During 2005, the banking and lending operations sold its remaining customer deposits and surrendered its national bank charter. The remaining operating activities are concentrated on collecting and servicing its remaining loan portfolio.

   --------------------

On December 23, 2005, the Company completed the sale of its largest telecommunications subsidiary, WilTel Communications Group, LLC ("WilTel"), and has reclassified WilTel as a discontinued operation in the Company's consolidated financial statements, including the reclassification of prior years' balance sheets. The Company has reclassified its prior years' balance sheets because WilTel's balance sheets for the prior periods comprised a significant portion of the Company's consolidated balance sheets. For more information concerning the sale and the Company's other discontinued operations, see Note 5.

Certain amounts for prior periods have been reclassified to be consistent with the 2005 presentation.

The 2003 consolidated statement of cash flows was revised to combine the cash flows from discontinued operations with cash flows from continuing operations. The Company had previously reported the cash flows from discontinued operations as a single line item.

2. Significant Accounting Policies:
   --------------------------------

(a) Critical Accounting Estimates: The preparation of financial statements in
    -----------------------------
conformity with accounting principles generally accepted in the United States ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a material impact on the Company's financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won't be known until a later date. Actual results could differ from these estimates.

Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment would be charged to income in such period. The determination of the amount of the valuation allowance required is based, in significant part, upon the Company's projection of future taxable income at any point in time. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

During 2005, as a result of the consummation of certain transactions and ongoing operating profits, the Company prepared updated projections of future taxable income. The Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

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

   -------------------------------

As more fully discussed in Note 5, during 2005 an impairment loss of $42,400,000 was recorded to reduce the carrying amount of WilTel's former headquarters facility to its estimated fair value.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The writedowns are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of independent appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

Purchase price allocations for all of the Company's recent acquisitions have been finalized. Adjustments to the initial purchase price allocations were not material.

Accruals for Access Costs - ATX's access costs primarily include variable charges paid to vendors to originate and/or terminate switched voice traffic, which are based on actual usage at negotiated or regulated contract rates. At the end of each reporting period, ATX's estimated accrual for incurred but not yet billed costs is based on internal usage reports. The accrual is subsequently reconciled to actual invoices as they are received, which is a process that can take several months to complete. This process includes an invoice validation procedure that normally identifies errors and inaccuracies in rate and/or volume components of the invoices resulting in numerous invoice disputes. It is ATX's policy to adjust the accrual for the probable amount it believes will ultimately be paid on disputed invoices, a determination which requires significant estimation and judgment. Due to the number of different negotiated and regulated rates, constantly changing traffic patterns, uncertainty in the ultimate resolution of disputes, the period of time required to complete the reconciliation and delays in invoicing by access vendors, these estimates may change.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of December 31, 2005, the Company's accrual for contingent losses was not material.

(b) Consolidation Policy: The consolidated financial statements include the
    --------------------
accounts of the Company, all variable interest entities of which the Company or a subsidiary is the primary beneficiary, and all majority-controlled entities that are not variable interest entities. All intercompany transactions and balances are eliminated in consolidation.

   -------------------------------

Associated companies are investments in equity interests that are accounted for on the equity method of accounting. These include investments in corporations that the Company does not control but has the ability to exercise significant influence and investments in limited partnerships in which the Company's interest is more than minor.

(c) Cash Equivalents: The Company considers short-term investments, which have
    ----------------
maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $295,600,000 and $93,300,000 at December 31, 2005 and 2004, respectively.

(d) Investments: At acquisition, marketable debt and equity securities are
    -----------
designated as either i) held to maturity, which are carried at amortized cost,
ii) trading, which are carried at estimated fair value with unrealized gains and losses reflected in results of operations, or iii) available for sale, which are carried at estimated fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Equity securities that do not have readily determinable fair values are carried at cost. The cost of securities sold is based on average cost.

Held to maturity investments are made with the intention of holding such securities to maturity, which the Company has the ability to do. Estimated fair values are principally based on quoted market prices.

(e) Property, Equipment and Leasehold Improvements:  Property, equipment and
    ----------------------------------------------
leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(f) Revenue Recognition: Revenues are recognized when the following conditions
    -------------------
are met: (1) collectibility is reasonably assured; (2) title to the product has passed or the service has been rendered and earned; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable price. Manufacturing revenues are recognized when title passes, which for Idaho Timber is generally upon the customer's receipt of the goods and for the plastics segment upon shipment of goods. Revenue from the sale of real estate is generally recognized when title passes; however, if the Company is obligated to make improvements to the real estate subsequent to closing, revenues are deferred and recognized under the percentage of completion method of accounting.

(g) Cost of Sale: Manufacturing cost of sales principally includes product and
    ------------
manufacturing costs, inbound and outbound shipping costs and handling costs. Telecommunications cost of sales includes access costs paid to other telecommunications providers, repairs and maintenance, rent, utilities and property taxes of the telephone, Internet and data network, and salaries and related expenses of network personnel. Telecommunications cost of sales are recognized during the period in which revenue is recognized. Healthcare cost of sales principally consists of employment costs and independent contractor costs of the therapists providing the service. Any product installation costs of the Company's operating subsidiaries are expensed when incurred.

(h) Income Taxes: The Company provides for income taxes using the liability
    ------------
method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset. A valuation allowance is provided if deferred tax assets are not considered to be more likely than not to be realized.

(i) Derivative Financial Instruments: The Company reflects its derivative
    --------------------------------
financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on its customer banking deposits and certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the effectiveness criteria under GAAP, and therefore are not accounted for as hedges.

   -------------------------------

Amounts recorded as income to investment and other income as a result of accounting for its derivative financial instruments were $1,700,000 and $3,500,000 for the years ended December 31, 2005 and 2003, respectively, and not material for 2004. Net unrealized losses on derivative instruments were $1,000,000 and $3,800,000 at December 31, 2005 and 2004, respectively.

(j) Translation of Foreign Currency: Foreign currency denominated investments
    -------------------------------
and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange transaction losses were $2,700,000 for 2005 and not material for 2004 and 2003. Net unrealized foreign exchange translation gains (losses) were $(2,900,000), $14,300,000 and $7,500,000 at December 31, 2005, 2004 and 2003, respectively.

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

Had compensation cost for the Company's stock option plans been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company would have recognized compensation cost of $1,600,000, $1,000,000 and $800,000 in 2005, 2004 and 2003, respectively.

(l) Recently Issued Accounting Standards: In April 2005, the Securities and
    ------------------------------------
Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R; the Company intends to use the modified prospective method. The Company does not expect that SFAS 123R will have a material impact on its consolidated financial statements with respect to currently outstanding options.

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

3. Acquisitions:
   -------------

NSW, LLC U.S. ("NSW")

In February 2005, the plastics manufacturing segment acquired the assets of NSW for a purchase price of approximately $26,600,000; based upon its allocation of the purchase price the Company recorded an aggregate of $10,200,000 of intangible assets and $8,200,000 of goodwill. NSW has a manufacturing and distribution facility in Roanoke, Virginia, which manufactures a variety of products including produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes. The NSW customer relationship intangible assets will be amortized on an accelerated basis, and other intangible assets on a straight-line basis, over the following average useful lives: customer relationships - 12 years, trademarks and tradename - 15 years, patents - 15 years and other intangible assets - 5 years.

ATX

In December 2003, the Company purchased all of ATX's debt obligations under its senior secured credit facility for $25,000,000, and ATX commenced a voluntary Chapter 11 case to reorganize its financial affairs shortly thereafter. The bankruptcy plan (the "Plan") of ATX was confirmed by the Bankruptcy Court for the Southern District of New York and became effective on April 22, 2005, and the Company has consolidated ATX since that date. As contemplated by the Plan, in exchange for its investment in the credit facility the Company received approximately 90% of the new common stock of the reorganized ATX and a new $25,000,000 senior secured note which bears interest at 10%. In addition, the Company provided ATX with $5,000,000 of debtor-in-possession financing and $25,000,000 of exit financing to fund bankruptcy related payments and working capital requirements. On behalf of ATX, the Company also obtained cash collateralized letters of credit totaling $14,700,000 issued for the benefit of one of ATX's vendors. The requirement to provide the letters of credit will decline over a period of years, commencing in 2006. The aggregate purchase price for ATX was $56,300,000, which includes all the financing provided to ATX by the Company and acquisition expenses.

Based upon its allocation of the purchase price, the Company has recorded ATX intangible assets of $19,400,000 and goodwill of $5,800,000. The customer relationship intangible assets will be amortized on an accelerated basis, and other intangible assets on a straight-line basis, over the following average useful lives: trademarks - 10 years, customer relationships - 7 years, software
- 5 years, and other intangibles - 2 years.

Idaho Timber

In May 2005, the Company acquired Idaho Timber for total cash consideration of $133,600,000, including working capital adjustments and expenses, and has consolidated Idaho Timber from the date of acquisition. Based upon its allocation of the purchase price, the Company recorded Idaho Timber intangible assets of $45,100,000. The intangible assets will be amortized on a straight-line basis over the following average useful lives: customer relationships - 10 years, and other intangibles - 1 year.

Symphony

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

Unaudited pro forma operating results for the Company, assuming the acquisitions of ATX and Idaho Timber had occurred as of the beginning of each year presented below are as follows (in thousands, except per share amounts):

   ------------


                                                                          2005           2004
                                                                          ----           ----

     Revenues                                                        $ 1,213,800     $ 1,210,000
     Income before extraordinary items and cumulative
       effect of a change in accounting principles                   $ 1,643,200     $   175,700
     Net income                                                      $ 1,643,200     $   175,700
     Per Share:
          Basic                                                           $15.25           $1.65
          Diluted                                                         $14.33           $1.61

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

                                                                      2005            2004
                                                                      ----            ----

     Depreciation and amortization expenses                          $  (6,000)     $ (13,400)
     Reorganization items                                            $    (300)     $  24,300

The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisitions of ATX and Idaho Timber had actually occurred as of the beginning of the periods presented. Unaudited pro forma income statement data for NSW and Symphony is not included as the amounts were not material. Unaudited acquisition balance sheets are not included as amounts were not material.

In July 2004, the Company invested $50,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", INTL is a variable interest entity and the Company is currently the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. In October 2004, the Company invested an additional $25,000,000 in INTL. INTL plans to sell additional membership interests in the future, which if accomplished could result in the Company no longer accounting for INTL as a consolidated subsidiary. At December 31, 2005, INTL had total assets of $105,100,000 which are reflected as investments in the Company's consolidated balance sheet, and its liabilities were not material. The creditors of INTL have recourse only to the assets of INTL and do not have recourse to any other assets of the Company. The Company can generally withdraw its capital account interest upon 90 days notice, subject to the manager's ability to liquidate security positions in an orderly manner. The Company recorded $9,900,000 and $2,200,000 of pre-tax income relating to INTL for the years ended December 31, 2005 and 2004, respectively.

4. Investments in Associated Companies:
   -----------------------------------

The Company has investments in several Associated Companies. The amounts reflected as equity in income (losses) of associated companies in the consolidated statements of operations are net of income tax provisions of $700,000, $15,000,000 and $70,100,000 for the years ended December 31, 2005,
2004 and 2003, respectively. Included in consolidated retained earnings at December 31, 2005 is approximately $42,800,000 of undistributed earnings of the associated companies.

Cobre Las Cruces, S.A. ("CLC")

In August 2005, the Company consummated the merger with its then 72.1% owned subsidiary, MK Resources Company ("MK"), whereby the Company acquired the remaining outstanding MK common shares. The acquisition cost consisted of approximately 216,000 of the Company's common shares (valued at $8,300,000), and estimated cash amounts ($4,500,000 has been accrued) that will be paid to former MK stockholders who perfected appraisal rights. As a result of the merger, MK is now a wholly-owned subsidiary of the Company, and MK's securities are no longer publicly traded.

Immediately following the merger, the Company sold to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN), a 70% interest in CLC, a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.7% of the outstanding Inmet common shares immediately following completion of the transaction. The Inmet shares were recorded at their fair value of approximately $78,000,000, and the Company recorded a pre-tax gain on the sale of $10,500,000, which is reflected in the caption investment and other income. For more information on the Inmet shares, see Note 6.

CLC has entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to (euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2005, no amounts were outstanding under the facilities. The Company and Inmet have also committed to provide financing to CLC which is estimated to be $159,000,000, of which the Company's share will be 30% ($14,300,000 of which has been loaned as of December 31, 2005). For the year ended December 31, 2005, the Company recorded a pre-tax loss of $1,600,000 from this investment under the equity method of accounting.

Union Square

Union Square, two entities in which the Company had non-controlling equity interests, sold their respective interests in an office complex located on Capitol Hill in Washington, D.C. during 2005. Including repayment of its mortgage loans at closing, the Company's share of the net proceeds was $73,200,000, and the Company recognized a pre-tax gain of $72,300,000.

JPOF II

During 2000, the Company invested $100,000,000 in the equity of a limited liability company, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), that is a registered broker-dealer. JPOF II is managed by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $23,600,000, $16,200,000 and $14,800,000, respectively, of pre-tax income from this investment under the equity method of accounting. These earnings were distributed by JPOF II as dividends shortly after the end of each year.

   ----------------------------------

Olympus

In December 2001, the Company invested $127,500,000 for a 25% common stock interest in Olympus Re Holdings, Ltd. ("Olympus"), a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. In June 2003, the Company sold 567,574 common shares of Olympus back to Olympus for total proceeds of $79,500,000. The Company recognized a $1,500,000 gain on the sale which is reflected in other income for the year ended December 31, 2003. The shares were sold to Olympus as part of an issuer tender offer available to all of its shareholders. After completion of the tender, the Company's interest in Olympus declined from 25% to 16.1%. Although the Company's equity interest declined below 20%, the Company continued to account for its investment under the equity method of accounting because of its ability to exercise significant influence. As a result of redemptions of other investors' equity interests during 2004 and 2005, the Company's percentage interest in Olympus increased to 20.1% as of December 31, 2005.

During 2005, Olympus recorded significant losses as a result of estimated insurance claims from hurricanes Katrina, Rita and Wilma. In early 2006, Olympus raised a significant amount of new equity to replace some, but not all of the capital that was lost as a result of the 2005 hurricanes. Since the Company did not invest additional capital in Olympus, its equity interest will be diluted (to less than 4%) such that it will no longer apply the equity method of accounting for this investment subsequent to December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $(120,100,000), $9,700,000 and $40,400,000, respectively, of pre-tax income (loss) from this investment under the equity method of accounting. In addition, the Company recorded an impairment loss of $3,700,000 to reduce the book value of its investment to zero.

EagleRock

In December 2001, the Company invested $50,000,000 in EagleRock Capital Partners
(QP), LP ("EagleRock"), a limited partnership that invests and trades in securities and other investment vehicles. At December 31, 2005, the book value of the Company's equity investment in EagleRock was $75,500,000, which excludes $16,600,000 that was received in January 2006 and is classified as a receivable as of December 31, 2005. In August 2005, the Company notified EagleRock that it determined to withdraw its entire interest on January 1, 2006. Discussions are ongoing as to the timing and manner in which the Company's capital will be remitted by EagleRock to the Company. Pre-tax income (losses) of $(28,900,000), $29,400,000 and $49,900,000 for the years ended December 31, 2005, 2004 and
2003, respectively, were recorded from this investment under the equity method of accounting. The results reported by the partnership since its inception include both realized and changes in unrealized gains and losses in its portfolio. In 2004, $3,700,000 was distributed by EagleRock to the Company.

HomeFed

In October 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed Corporation ("HomeFed") for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed's common stock, which represented approximately 30% of HomeFed's outstanding common stock. At December 31, 2005 and 2004, the deferred gain on this sale was $4,200,000 and $6,800,000, respectively, which is being recognized into income as CDS's principal asset, the real estate project known as San Elijo Hills, is developed and sold. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $5,800,000, $10,000,000 and $16,200,000, respectively, of pre-tax income from this investment under the equity method of accounting. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

As a result of a 1998 distribution to all of the Company's shareholders, approximately 7.7% and 9.5% of HomeFed is owned by the Company's Chairman and President, respectively. Both are also directors of HomeFed and the Company's President serves as HomeFed's Chairman.

   -----------------------------------

Pershing

In January 2004, the Company invested $50,000,000 in Pershing Square, L.P. ("Pershing"), a limited partnership that is authorized to engage in a variety of investing activities. The Company redeemed its interest as of December 31, 2004, and the total amount due from Pershing of $71,300,000 (which was paid during the first quarter of 2005) is included in trade, notes and other receivables, net at December 31, 2004 in the Company's consolidated balance sheet.

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2005, except for Berkadia LLC ("Berkadia") which is separately summarized below, and except for WilTel which was sold as discussed in Note 5. (Amounts are in thousands.)


                                                                                2005              2004
                                                                                ----              ----

  Assets                                                                      $ 2,750,800       $  2,247,000
  Liabilities                                                                   1,873,300            969,200
                                                                              -----------       ------------
         Net assets                                                           $   877,500       $  1,277,800
                                                                              ===========       ============
  The Company's portion of the reported net assets                            $   379,100       $    440,200
                                                                              ===========       ============

                                                                                2005              2004              2003
                                                                                ----              ----              ----

  Total revenues                                                              $   984,400       $    914,500    $  890,900
  Income (loss) from continuing operations before
    extraordinary items                                                       $  (484,200)      $    221,000    $  374,700
  Net income (loss)                                                           $  (484,200)      $    221,000    $  374,700
  The Company's equity in net income (loss)                                   $   (44,400)      $     90,700    $  119,900

Except for its investment in CLC, the Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its investment.

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

During 2001, Berkadia was paid a $60,000,000 commitment fee by FINOVA Capital upon execution of the commitment and a $60,000,000 funding fee upon funding of the Berkadia Loan. The Company's share of these fees, $60,000,000 in the aggregate, was distributed to the Company shortly after the fees were received. In addition, FINOVA entered into a ten-year management agreement with the Company, for which the Company receives an annual fee of $8,000,000, which is shared equally with Berkshire. The management agreement remains in effect even though the Berkadia Loan has been repaid.

Under the agreement governing Berkadia, the Company and Berkshire Hathaway agreed to equally share the commitment fee, funding fee and all management fees. All income related to the Berkadia Loan, after payment of financing costs, was shared 90% to Berkshire Hathaway and 10% to the Company.

   ----------------------------------

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

Subsequent to acquisition, Berkadia accounted for its investment in the FINOVA common stock under the equity method of accounting. During 2001, Berkadia recorded its share of FINOVA's losses in an amount that reduced Berkadia's investment in FINOVA's common stock to zero. Berkadia's recognition of any future FINOVA losses was suspended at that time. Although the Company had no cash investment in Berkadia, since it guaranteed 10% of the third party financing provided to Berkadia, the Company recorded its share of any losses recorded by Berkadia, up to the amount of the Company's guarantee. Berkadia distributed all of its cash to its members during 2004 and has had no financial statement activity since that distribution. For the years ended December 31, 2004 and 2003, the Company's equity in the income of Berkadia consists of the following (in thousands):


                                                                                           2004               2003
                                                                                           ----               ----

   Net interest spread on the Berkadia Loan - 10% of total                              $   --            $  2,400
   Net interest savings                                                                      300             2,000
   Amortization of Berkadia Loan discount related to cash fees -
      50% of total                                                                           200            29,100
   Amortization of Berkadia Loan discount related to FINOVA
      stock - 50% of total                                                                   300            45,700
                                                                                        --------          --------
      Equity in income of associated companies - Berkadia                               $    800          $ 79,200
                                                                                        ========          ========

The following table provides certain summarized data with respect to Berkadia for the years ended December 31, 2004 and 2003. (Amounts are in thousands.)

   -----------------------------------


                                                                                         2004               2003
                                                                                         ----               ----

   Total revenues                                                                       $  2,400          $198,800
   Income from continuing operations before extraordinary items
      and cumulative effect of a change in accounting principle                         $  2,200          $180,400
   Net income                                                                           $  2,200          $180,400


5. Discontinued Operations:
   -----------------------

WilTel

In December 2005, the Company sold WilTel to Level 3 Communications, Inc. ("Level 3") for aggregate cash consideration of $460,300,000 (net of estimated working capital adjustments of approximately $25,500,000), and 115,000,000 newly issued shares of Level 3 common stock. In connection with the sale, the Company retained certain assets and liabilities of WilTel that were not purchased by Level 3. The retained assets include (i) WilTel's headquarters building (including the adjacent parking garage) located in Tulsa, Oklahoma, (ii) cash and cash equivalents in excess of $100,000,000, (iii) corporate aircraft and related capital lease obligations, and (iv) marketable securities. In addition, the Company retained all of WilTel's right to receive certain cash payments from SBC Communications Inc. ("SBC") totaling $236,000,000, of which $37,500,000 was received prior to closing and the balance is due to be received during 2006. Prior to the closing, WilTel repaid its long-term debt obligations using its funds, together with $220,000,000 of funds advanced by the Company. The retained liabilities also include WilTel's defined benefit pension plan and supplemental retirement plan obligation and certain other employee related liabilities. The agreement with Level 3 requires that all parties make the appropriate filings to treat the purchase of WilTel as a purchase of assets for federal, state and local income and franchise tax purposes. As a result, WilTel's net operating tax loss carryforwards ("NOLs"), as well as any tax losses generated by the sale, remained with the Company. For more information on the Company's NOLs, see Note 16.

The Company recorded a pre-tax gain on disposal of WilTel of $243,800,000. The calculation of the gain on sale included: (1) the cash proceeds received from Level 3, net of estimated working capital adjustments; (2) the fair value of the Level 3 common shares of $339,300,000, based on the $2.95 per share closing price of Level 3 common stock immediately prior to closing; (3) the amount of the SBC cash payments that had not been previously accrued prior to closing ($175,900,000); (4) an impairment charge for WilTel's headquarters building described below; and (5) the net book value of the net assets sold and estimated expenses and other costs related to the transaction.

The Company concluded that the change in the use of WilTel's former headquarters facility to a property held for investment was a change in circumstances which indicated that the carrying amount of the facility might not be recoverable. On the closing date of the sale to Level 3, the carrying amount of the facility was $96,500,000; based on the assumptions discussed below the Company concluded that the carrying amount was not recoverable, and an impairment loss of $42,400,000 was recorded reducing the gain on disposal of discontinued operations. At December 31, 2005, the new cost basis and carrying amount of the facility reflected in other assets is $54,100,000.

The facility is a fifteen story, 740,000 square foot office building located in downtown Tulsa, Oklahoma for which construction was substantially completed in 2001, with a total of approximately 640,000 rentable square feet. Approximately 260,000 square feet of the rentable space is leased to Level 3 under short-term leases that expire at the end of 2007, subject to Level 3 renewal options. Level 3 also has the right to vacate approximately 44,000 square feet every six months commencing July 1, 2006. Approximately 23,500 square feet are leased to another tenant also under a short-term lease that is subject to renewal options. The building is considered to be Class A office space, and the Company believes that the best value for the building would be obtained by selling the building to an owner/occupant. The facility is being marketed for sale at a gross selling price of $80,000,000, including furniture, fixtures and equipment.

   -----------------------

The Company utilized a discounted cash flow technique to determine the fair value of the facility. In order to estimate the amount which could ultimately be realized upon the sale of the facility, the Company had a market analysis prepared of sales and leasing activity for the downtown Tulsa market. The analysis identified the range of historical selling prices for properties of comparable quality, including the age, size and occupancy rates of the properties sold, properties currently available for sale or lease, current market occupancy rates and recent leasing rates. Since the facility is being marketed to an owner/occupant, the cash flow estimates reflect that it may take from two to five years before a buyer is identified and the facility can be sold. The cash flow estimates assume that Level 3 will only fulfill its minimum rental commitment; the Company did not assume that space which is currently vacant will be leased, which results in negative operating cash flow prior to sale. The Company's cash flow estimates reflect a range of possible outcomes since the timing of the sale and the ultimate price that the Company will realize for the facility is uncertain.

During 2002, the Company acquired 47.4% of the outstanding common stock of WilTel for aggregate cash consideration of $353,900,000, including expenses. In November 2003, the Company consummated an exchange offer and merger agreement pursuant to which WilTel became a wholly-owned subsidiary of the Company and former WilTel public stockholders received an aggregate of 16,734,690 common shares of the Company. The 2003 acquisition was wholly unrelated to the initial acquisition in 2002; the Company's decision to acquire the remaining WilTel shares was based upon developments subsequent to the initial 2002 purchase. Prior to the merger, during 2003 the Company recorded its share of WilTel's losses under the equity method of accounting in the amount of $52,100,000; such amount is reflected in the 2003 statement of operations in the caption equity in income (losses) of associated companies.

The aggregate purchase price for the 2003 acquisition was approximately $425,300,000, consisting of $422,800,000 of Leucadia common shares and cash expenses of $2,500,000. The execution of the merger agreement on August 21, 2003 created a measurement date for accounting purposes that was used to determine the per share value of the Leucadia common shares issued. The Company averaged the closing prices of its common shares for the five business day period commencing two business days before and ending two business days after the merger agreement was executed. That average, $25.27 per share, was used to calculate the aggregate value of the Leucadia common shares issued.

Waikiki Beach Hotel

In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. After satisfaction of mortgage indebtedness on the hotel of $22,100,000 at closing, the Company received net cash proceeds of approximately $73,000,000, and recorded a pre-tax gain of $56,600,000 (reflected in discontinued operations). Historical operating results for the hotel are not material.

WebLink Wireless, Inc. ("WebLink")

In December 2002, the Company entered into an agreement to purchase certain debt and equity securities of WebLink, for an aggregate purchase price of $19,000,000. WebLink operated in the wireless messaging industry, providing wireless data services and traditional paging services. In the fourth quarter of 2003, WebLink sold substantially all of its operating assets to Metrocall, Inc. for 500,000 shares of common stock of Metrocall, Inc.'s parent, Metrocall Holdings, Inc. ("Metrocall"), an immediately exercisable warrant to purchase 25,000 shares of common stock of Metrocall at $40 per share, and a warrant to purchase up to 100,000 additional shares of Metrocall common stock at $40 per share, subject to certain vesting criteria.

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

   -----------------------

During the fourth quarter of 2004, WebLink exercised all of its warrants and subsequently tendered all of its Metrocall shares as part of a merger agreement between Metrocall and Arch Wireless, Inc. WebLink received cash of $19,900,000 and 675,607 common shares of the new parent company (USA Mobility, Inc., which had a fair market value of $25,000,000 when received), resulting in a pre-tax gain of $15,800,000 that is included in net securities gains of continuing operations. The Company's investment in the shares of USA Mobility at December 31, 2004 is classified as a non-current investment.

Other

In December 2005, the Company sold its interest in an Argentine shoe manufacturer that had been acquired earlier in the year. Although there was no material gain or loss on disposal, results of discontinued operations during 2005 include a pre-tax loss of $4,400,000.

In October 2004, the Company sold a commercial real estate property and classified it as a discontinued operation. During the second quarter of 2004, the Company recorded a non-cash charge of approximately $7,100,000 to reduce the carrying amount of this property to its estimated fair value. The Company recorded an additional pre-tax loss of $600,000 when the sale closed, resulting principally from mortgage prepayment penalties incurred upon satisfaction of the property's mortgage. Operating results for this property were not material in prior years.

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

A summary of the results of discontinued operations is as follows for the three year period ended December 31, 2005 (in thousands):


                                                                                     2005             2004              2003
                                                                                     ----             ----              ----

Revenues and other income:
   Telecommunications revenues                                                 $    1,743,938     $  1,582,948     $   231,930
   Wireless messaging revenues                                                         --               --              57,900
   Investment and other income                                                        114,980           41,270          11,007
   Net securities gains                                                                 3,483            6,372              25
                                                                               --------------     ------------     -----------
                                                                                    1,862,401        1,630,590         300,862
                                                                               --------------     ------------     -----------
Expenses:
   Telecommunications cost of sales                                                 1,223,143        1,129,248         167,653
   Wireless messaging network operating expenses                                       --               --              31,354
   Interest                                                                            27,536           34,459           5,648
   Salaries                                                                           150,000          139,546          29,247
   Depreciation and amortization                                                      162,694          207,829          41,642
   Selling, general and other expenses                                                187,460          184,370          45,914
                                                                               --------------     ------------     -----------
                                                                                    1,750,833        1,695,452         321,458
                                                                               --------------     ------------     -----------
       Income (loss) before income taxes                                              111,568          (64,862)        (20,596)
Income tax provision (benefit)                                                             11           --              (9,010)
                                                                               --------------     ------------     -----------

       Income (loss) from discontinued operations, net of taxes                $      111,557     $    (64,862)    $   (11,586)
                                                                               ==============     ============     ===========


6. Investments:
   -----------

A summary of investments classified as current assets at December 31, 2005 and 2004 is as follows (in thousands):

                                                                            2005                                  2004
                                                                ------------------------------      ------------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                  Cost            Fair Value         Cost              Fair Value
                                                                  ----            ----------         ----              ----------

Investments available for sale                                 $ 1,206,973       $ 1,206,195       $   917,840       $   918,064
Trading securities                                                 103,978           105,541           148,602           159,616
Other investments, including accrued interest income                11,826            11,826             7,065             7,065
                                                               -----------       -----------       -----------       -----------
   Total current investments                                   $ 1,322,777       $ 1,323,562       $ 1,073,507       $ 1,084,745
                                                               ===========       ===========       ===========       ===========


The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2005 and 2004 are as follows (in thousands):


                                                                                     Gross             Gross          Estimated
                                                                Amortized          Unrealized       Unrealized          Fair
                                                                   Cost              Gains            Losses            Value
                                                                   ----              -----            ------            -----

2005
----
Bonds and notes:
   United States Government and agencies                       $   818,967           $   107           $   597        $   818,477
   U.S. Government-Sponsored Enterprises                           199,030                17               377            198,670
   Foreign governments                                               1,503                17             --                 1,520
   All other corporates                                            187,473               476               421            187,528
                                                               -----------           -------           -------        -----------
       Total                                                   $ 1,206,973           $   617           $ 1,395        $ 1,206,195
                                                               ===========           =======           =======        ===========

2004
----
Bonds and notes:
   United States Government and agencies                       $   736,529           $    10           $   935        $   735,604
   U.S. Government-Sponsored Enterprises                           113,384              --                 191            113,193
   All other corporates                                             67,927             1,666               326             69,267
                                                               -----------           -------           -------        -----------
       Total                                                   $   917,840           $ 1,676           $ 1,452        $   918,064
                                                               ===========           =======           =======        ===========

Certain information with respect to trading securities at December 31, 2005 and 2004 is as follows (in thousands):

                                                                            2005                                2004
                                                                ------------------------------      -------------------------------
                                                                                Carrying Value                       Carrying Value
                                                                Amortized       and Estimated       Amortized         and Estimated
                                                                   Cost          Fair Value           Cost              Fair Value
                                                               ----------        -----------        ---------          ----------

Fixed maturities - corporate bonds and notes                   $   --               $  --            $  67,629          $  77,288
Equity securities                                                  --                  --                1,413              1,585
Other investments                                                  103,978           105,541            79,560             80,743
                                                               -----------          --------         ---------          ---------
   Total trading securities                                    $   103,978          $105,541         $ 148,602          $ 159,616
                                                               ===========          ========         =========          =========

Other investments classified as trading securities principally include INTL's investment in a master fund.

A summary of non-current investments at December 31, 2005 and 2004 is as follows (in thousands):

   -----------

                                                                              2005                               2004
                                                                ------------------------------     -------------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                   Cost           Fair Value         Cost            Fair Value
                                                                ---------         ----------       ---------         ----------

Investments available for sale                                 $  762,178         $  825,716       $  423,687         $  667,595
Other investments                                                 151,611            151,611           50,731             50,731
                                                               ----------         ----------       ----------         ----------
   Total non-current investments                               $  913,789         $  977,327       $  474,418         $  718,326
                                                               ==========         ==========       ==========         ==========

Other non-current investments include 5,600,000 common shares of Inmet, which have a cost and carrying value of $78,000,000 at December 31, 2005. The Inmet shares have the benefit of a registration rights agreement; however, the shares may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee of CLC's credit facilities. At acquisition, the fair value of the Inmet common stock was determined to be approximately 90% of the then current trading price as a result of these transferability restrictions. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At December 31, 2005, the market value of the Inmet shares is approximately $142,100,000.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2005 and 2004 are as follows (in thousands):

                                                                                     Gross           Gross           Estimated
                                                                 Amortized         Unrealized      Unrealized          Fair
                                                                   Cost              Gains          Losses             Value
                                                               -----------        ----------       ----------        ----------
2005
----
Bonds and notes:
   United States Government and agencies                       $   39,037         $       25       $      584         $   38,478
   U.S. Government-Sponsored Enterprises                          141,265                106            1,428            139,943
   All other corporates                                           160,190             37,677            1,675            196,192
                                                               ----------         ----------       ----------         ----------
       Total fixed maturities                                     340,492             37,808            3,687            374,613
                                                               ----------         ----------       ----------         ----------

Equity securities:
   Preferred stocks                                                 5,569             --                  118              5,451
   Common stocks:
     Banks, trusts and insurance companies                         12,340             10,010              --              22,350
     Industrial, miscellaneous and all other                      403,777             28,817            9,292            423,302
                                                               ----------         ----------       ----------         ----------
       Total equity securities                                    421,686             38,827            9,410            451,103
                                                               ----------         ----------       ----------         ----------
                                                               $  762,178         $   76,635       $   13,097         $  825,716
                                                               ==========         ==========       ==========         ==========
2004
----
Bonds and notes:
   United States Government and agencies                       $   26,995         $       19       $      155         $   26,859
   U.S. Government-Sponsored Enterprises                          115,178                 28              925            114,281
   States, municipalities and political subdivisions                7,610                 --              --               7,610
   Foreign governments                                              1,507                 79              --               1,586
   All other corporates                                           125,020             41,568              416            166,172
                                                               ----------         ----------       ----------         ----------
       Total fixed maturities                                     276,310             41,694            1,496            316,508
                                                               ----------         ----------       ----------         ----------

Equity securities:
   Preferred stocks                                                   993              --               --                   993
   Common stocks:
     Banks, trusts and insurance companies                         91,154            194,620            --               285,774
     Industrial, miscellaneous and all other                       55,230             10,868            1,778             64,320
                                                               ----------         ----------       ----------         ----------
       Total equity securities                                    147,377            205,488            1,778            351,087
                                                               ----------         ----------       ----------         ----------
                                                               $  423,687         $  247,182       $    3,274         $  667,595
                                                               ==========         ==========       ==========         ==========

   -----------

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                        Estimated
                                                                                         Amortized         Fair
                                                                                           Cost           Value
                                                                                           ----           -----
                                                                                              (In thousands)

Due after one year through five years                                                   $  140,861      $  177,331
Due after five years through ten years                                                      18,585          18,112
Due after ten years                                                                            744             749
                                                                                        ----------      ----------
                                                                                           160,190         196,192
Mortgage-backed securities                                                                 180,302         178,421
                                                                                        ----------      ----------
                                                                                        $  340,492      $  374,613
                                                                                        ==========      ==========

Non-current available for sale equity securities include 115,000,000 shares of Level 3 common stock received in connection with the sale of WilTel (see Note
5), with a cost of $339,300,000 and an estimated fair value of $330,100,000 at December 31, 2005. Pursuant to a registration rights agreement entered into with Level 3, Level 3 has filed a registration statement covering the shares and is required to keep the registration statement effective for the shorter of two years (or a longer period as set forth in the agreement), or until the distribution of the shares is completed. The Level 3 common stock is subject to a transfer restriction that limits the number of shares the Company can sell (with certain exceptions) on any given day until May 22, 2006; thereafter there is no restriction.

During 2005, the Company sold all 375,000 common shares of White Mountains Insurance Group, Ltd. ("WMIG") that it owned, and recorded a security gain of $146,000,000. The Company purchased the shares in 2001 for $75,000,000; at December 31, 2004 the investment in WMIG, which was classified as a non-current available for sale security, had a market value of $242,300,000.

Net unrealized gains (losses) on investments were $(22,400,000), $153,200,000 and $161,800,000 at December 31, 2005, 2004 and 2003, respectively.
Reclassification adjustments included in comprehensive income for the three year period ended December 31, 2005 are as follows (in thousands):

                                                                                          2005            2004           2003
                                                                                          ----            ----           ----

Unrealized holding gains (losses) arising during the period, net of
   tax provision of $0, $0 and $56,896                                               $    12,707     $  (26,623)     $  105,861
Less:  reclassification adjustment for (gains) losses included in net
   income, net of tax provision of $0, $0 and $1,158                                    (188,284)        18,031          (2,085)
                                                                                     -----------     ----------      ----------
Net change in unrealized gain on investments, net of tax provision
   of $0, $0 and $55,738                                                             $  (175,577)    $   (8,592)     $  103,776
                                                                                     ===========     ==========      ==========

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at December 31, 2005 (in thousands):

   -----------

                                                                                                           Unrealized
Description of Securities                                                              Fair Value           Losses
-------------------------                                                             ----------           ----------

United States Government and agencies                                                $     518,329         $     597
U.S. Government-Sponsored Enterprises                                                      135,021               359
Mortgage-backed securities                                                                 113,840             1,567
Corporate bonds                                                                            170,093             1,985
Marketable equity securities                                                               334,490             9,410
                                                                                     -------------         ---------
   Total temporarily impaired securities                                             $   1,271,773         $  13,918
                                                                                     =============         =========

The unrealized losses on the securities issued by the United States Government and agencies, the U.S. Government-Sponsored Enterprises and the mortgage-backed securities were caused by interest rate increases and were considered to be minor (approximately .1%, .3% and 1.4%, respectively). The unrealized losses on the securities issued by the United States Government and agencies relate to 14 securities which were purchased in 2005 and all of which mature in 2006. The unrealized losses on the U.S. Government-Sponsored Enterprises relate to 20 securities which were primarily purchased in 2005 and all of which mature in 2006. The unrealized losses on the mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises) relate to 27 securities substantially all of which were purchased in 2005. The unrealized losses related to the corporate bonds are not considered to be an other than temporary impairment. This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The unrealized losses on marketable equity securities primarily relates to the Company's investment in Level 3 common stock which was acquired in December 2005.

At December 31, 2005, the Company's investments which have been in a continuous unrealized loss position for 12 months or longer are comprised of 16 securities which had aggregate gross unrealized losses of approximately $600,000 and an aggregate fair value of approximately $60,200,000. These securities are primarily mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises).

At December 31, 2005, the aggregate carrying amount of the Company's investment in equity securities that are accounted for under the cost method totaled $151,600,000. Of this amount, $78,000,000 relates to the Company's investment in the Inmet common shares, which had a market value in excess of the carrying amount. The fair value of the remaining cost method securities was not estimated as there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and it was not practicable to estimate the fair value of these investments.

At December 31, 2004, securities with book values aggregating $7,100,000 were on deposit with various regulatory authorities. Securities with book values of $12,300,000 and $12,100,000 at December 31, 2005 and 2004, respectively, collateralized certain swap agreements, and securities with a book value of $11,100,000 and $11,000,000 at December 31, 2005 and 2004, respectively, collateralized certain debt obligations and a related letter of credit.

7. Trade, Notes and Other Receivables, Net:
   ----------------------------------------

A summary of current trade, notes and other receivables, net at December 31, 2005 and 2004 is as follows (in thousands):

                                                                                       2005              2004
                                                                                       ----              ----

Current trade, notes and other receivables, net:
   Trade receivables (a)                                                           $  115,538         $  73,639
   Receivable from SBC (b)                                                            198,500             --
   Federal income tax receivable                                                        --                3,858
   Receivable from Pershing                                                             --               71,294
   Receivable from EagleRock                                                           16,636              --
   Instalment loan receivables                                                          1,257             2,035
   Receivables related to securities                                                   39,387             5,999
   Receivables relating to real estate activities                                       5,602             2,988
   Other                                                                               15,393             8,211
                                                                                   ----------         ---------
                                                                                      392,313           168,024
   Allowance for doubtful accounts                                                    (15,097)           (7,790)
                                                                                   ----------         ---------
       Total current trade, notes and other receivables, net                       $  377,216         $ 160,234
                                                                                   ==========         =========

(a)  Includes  $10,700,000  and  $10,500,000  as of December  31, 2005 and 2004,
     respectively, from Symphony's largest customer.

(b) Represents amounts due from SBC of which $11,000,000 was paid on January 4, 2006 and the balance is payable in ten equal monthly installments in January 2006 through October 2006. See Note 5 for more information.

8. Intangible Assets, Net and Goodwill:
   -----------------------------------

A summary of these assets at December 31, 2005 and 2004 is as follows (in thousands):


                                                                                        2005             2004
                                                                                        ----             ----

Intangibles:
   Customer relationships, net of accumulated amortization of $6,686
    and $491                                                                        $    58,911       $   1,472
   Trademarks and tradename, net of accumulated amortization of $268                      4,140             --
   Software, net of accumulated amortization of $701                                      4,399             --
   Patents, net of accumulated amortization of $142                                       2,188             --
   Other, net of accumulated amortization of $1,488                                       1,446             --
Goodwill                                                                                 13,999             --
                                                                                    -----------       --------
                                                                                    $    85,083       $   1,472
                                                                                    ===========       =========

During 2005, in connection with the acquisitions of NSW, Idaho Timber and ATX, the Company recorded customer relationship intangible assets and other intangible assets which are being amortized over their estimated useful lives, and goodwill which is not being amortized. See Note 3 for more information. In addition, during October 2005 the plastics manufacturing segment acquired the manufacturing assets of a competitor for approximately $4,300,000, and allocated $2,900,000 of the purchase price to customer relationships and $300,000 to trademarks. Such amounts are being amortized on a straight-line basis over 10 years. During 2004, the Company recorded $1,900,000 of customer relationship intangible assets in connection with an acquisition made by the plastics manufacturing segment, which are being amortized on a straight-line basis over an average useful life of approximately three years.

   -----------------------------------

Amortization expense on intangible assets was $8,800,000 for the year ended December 31, 2005. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2006 - $11,100,000; 2007 - $9,500,000; 2008 - $8,600,000; 2009 - $8,200,000; and 2010 -
$7,000,000.

9. Other Assets:
   -------------

A summary of non-current other assets at December 31, 2005 and 2004 is as follows (in thousands):

                                                                                      2005            2004
                                                                                      ----            ----

Real Estate                                                                        $  166,188       $  234,123
Unamortized debt expense                                                               17,993           19,863
Restricted cash, (principally to secure outstanding letters of credits
   of $23,000,000 and $2,000,000)                                                      27,018            6,436
Deposits                                                                                  488            5,565
Other                                                                                  28,914            6,880
                                                                                  -----------      -----------
                                                                                  $   240,601      $   272,867
                                                                                  ===========      ===========

In the fourth quarter of 2005, 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, entered into an agreement to sell its interest in 8 acres of unimproved land in Washington, D.C. for aggregate cash consideration of $121,900,000; the sale closed in February 2006. The land was acquired by the Company in September 2003 for cash consideration of $53,800,000. After satisfaction of mortgage indebtedness on the property of $32,000,000 and other closing payments, the Company received net cash proceeds of approximately $75,700,000, and expects to record a pre-tax gain of approximately $48,900,000.

10. Property, Equipment and Leasehold Improvements, Net:
    ----------------------------------------------------

A summary of property, equipment and leasehold improvements, net at December 31, 2005 and 2004 is as follows (in thousands):

                                                                                Depreciable
                                                                                   Lives
                                                                                 (in years)            2005               2004
                                                                                 ----------            ----               ----

Buildings and leasehold improvements                                              4-45              $   136,460        $  127,363
Machinery and equipment                                                           2-25                   93,740            77,686
Network equipment                                                                  5-7                   14,524             --
Corporate aircraft                                                                8-10                   87,981            85,871
Mining properties and mineral rights                                               N/A                     --              92,384
Computer equipment and software                                                    2-7                    9,520             4,795
General office furniture and fixtures                                             2-13                    8,933             6,840
Construction in progress                                                           N/A                    4,978             1,591
Other                                                                             3-10                    7,645             7,960
                                                                                                    -----------        ----------
                                                                                                        363,781           404,490
   Accumulated depreciation and amortization                                                           (126,760)         (121,160)
                                                                                                    -----------        ----------

                                                                                                    $   237,021        $  283,330
                                                                                                    ===========        ==========

In January 2004, the Company exercised an option to sell two of its corporate aircraft for total proceeds of approximately $38,800,000. The option was received in connection with the purchase of two new corporate aircraft. The Company completed the sales in July 2004, and reported a pre-tax gain of $11,300,000.

11. Trade Payables, Expense Accruals and Other Non-Current Liabilities:
    -------------------------------------------------------------------

A summary of trade payables and expense accruals and other non-current liabilities at December 31, 2005 and 2004 is as follows (in thousands):

                                                                                       2005             2004
                                                                                       ----             ----

Trade payables and expense accruals:
   Trade payables                                                                   $  26,080         $  14,939
   Payables related to securities                                                      24,268            50,569
   Accrued compensation, severance and other employee benefits                        109,657            51,403
   Taxes other than income                                                              7,228             4,668
   Accrued interest payable                                                            21,997            20,572
   Due to Level 3                                                                      25,490              --
   Other                                                                               45,058            25,713
                                                                                    ---------         ---------
                                                                                    $ 259,778         $ 167,864
                                                                                    =========         =========

Other non-current liabilities:
   Postretirement and postemployment benefits                                       $   8,165         $   8,633
   Pension liability                                                                   73,729            61,982
   Liabilities related to real estate activities                                        4,334             6,841
   Other                                                                               35,665            44,219
                                                                                    ---------         ---------
                                                                                    $ 121,893         $ 121,675
                                                                                    =========         =========

12. Indebtedness:
    -------------

The principal amount, stated interest rate and maturity date of outstanding debt at December 31, 2005 and 2004 are as follows (dollars in thousands):



                                                                                             2005             2004
                                                                                             ----             ----

Parent Company Debt:
   Senior Notes:
      Bank credit facility                                                                  $    --         $     --
      7 3/4% Senior Notes due 2013, less debt discount of $395 and $431                         99,605            99,569
      7% Senior Notes due 2013, net of debt premium of $1,009 and $1,105                       376,009           376,105
   Subordinated Notes:
      8 1/4% Senior Subordinated Notes due 2005                                                  --               19,101
      7 7/8% Senior Subordinated Notes due 2006, less debt discount of $9 and $20               21,667            21,656
      3 3/4% Convertible Senior Subordinated Notes due 2014                                    350,000           350,000
      8.65% Junior Subordinated Deferrable Interest Debentures due 2027                         98,200            98,200
Subsidiary Debt:
    Repurchase agreements                                                                       92,094            21,012
    Aircraft financing                                                                          43,448            45,562
    Industrial Revenue Bonds (with variable interest)                                            9,815             9,815
    Capital leases due 2006 through 2015 with a weighted average
      interest rate of 12.1%                                                                    10,101             7,280
    Symphony credit agreement                                                                   27,108            37,690
    Other due 2006 through 2011 with a weighted average interest rate of 6.5%                   34,335            45,932
                                                                                            ----------      ------------
       Total debt                                                                            1,162,382         1,131,922
Less:  current maturities                                                                     (175,664)          (64,799)
                                                                                            ----------      ------------
       Long-term debt                                                                       $  986,718      $  1,067,123
                                                                                            ==========      ============

    ------------

Parent Company Debt:

At December 31, 2005, the Company had an unsecured bank credit facility of $110,000,000, which bears interest based on the Eurocurrency Rate or the prime rate and matures in 2007. At December 31, 2005, no amounts were outstanding under this bank credit facility.

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

Subsidiary Debt:

Debt due within one year includes $92,100,000 and $21,000,000 as of December 31, 2005 and 2004, respectively, relating to repurchase agreements. These fixed rate repurchase agreements have a weighted average interest rate of approximately 3.95%, mature at various dates through April 2006 and are secured by investments with a carrying value of $95,100,000.

During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The interest rate at December 31, 2005 was 8.4%. The subsidiary has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%. The subsidiary would have paid $700,000 and $2,300,000 at December 31, 2005 and 2004, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation. The Parent company has guaranteed this financing.

Capital leases primarily consist of a sale-leaseback transaction related to certain corporate aircraft originally entered into in May 2003, which was amended in 2005 to among other matters extend the lease term through 2015.

Symphony has a $50,000,000 revolving credit facility, of which $27,100,000 and $37,700,000 was outstanding at December 31, 2005 and 2004, respectively. This financing, which is secured by all of Symphony's assets but otherwise is non-recourse to the Company, matures in 2006 and bears interest based on LIBOR plus 3.00%. At December 31, 2005, the interest rate on this facility was 7.39%.

Other subsidiary debt includes a mortgage financing related to Square 711 that was repaid in connection with the sale of that property in February 2006. The mortgage balance was $32,000,000 and $20,000,000 as of December 31, 2005 and 2004, respectively.

    ------------

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness and Funded Debt, all as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 2005, cash dividends of approximately $556,600,000 would be eligible to be paid under the most restrictive covenants.

All of Symphony's assets (with an aggregate book value of $55,500,000) are pledged as collateral under Symphony's revolving credit facility. Property, equipment and leasehold improvements of the plastics manufacturing division (with a net book value of $4,600,000) are pledged as collateral for Industrial Revenue Bonds; and $229,600,000 of other assets (primarily property and investments) are pledged for other indebtedness aggregating $178,100,000. In addition, the Industrial Revenue Bond obligation is collateralized by a letter of credit which is fully collateralized by securities with a book value of $11,100,000.

Interest rate swap agreements were used to manage the potential impact of changes in interest rates on customer banking deposits. Under interest rate swap agreements, the Company had agreed with other parties to pay fixed rate interest amounts and receive variable rate interest amounts calculated by reference to a notional amount. The variable interest rate portion of the swaps was a specified LIBOR interest rate. These interest rate swaps expired in 2003.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2010 are as follows (in thousands): 2006 - $175,700; 2007 - $12,900; 2008 - $4,700; 2009 - $3,000; and 2010 - $3,100.

The weighted average interest rate on short-term borrowings (consisting of customer banking deposits (at December 31, 2004), repurchase agreements and subsidiary revolving credit agreements) was 4.7% and 4.6% at December 31, 2005 and 2004, respectively.

13. Common Shares, Stock Options and Preferred Shares:
    -------------------------------------------------

Pursuant to shareholder approval, during the second quarter of 2005 the Company's authorized common shares were increased to 300,000,000.

The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 2005, the Company acquired 6,071 common shares at an average price of $37.55 per common share, all in connection with employees exercising stock options. At December 31, 2005, the Company is authorized to repurchase 3,729,477 common shares.

    -------------------------------------------------

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

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2005 is as follows:



                                                                    Common            Weighted                       Available
                                                                    Shares             Average       Options        For Future
                                                                    Subject           Exercise     Exercisable        Option
                                                                   to Option           Prices      at Year-End        Grants
                                                                   ---------           ------      -----------        ------

Balance at December 31, 2002                                          829,605          $18.14         122,318           867,075
                                                                                                    =========       ===========
   Granted                                                              6,000          $25.69
   Exercised                                                          (78,525)         $16.46
   Cancelled                                                          (27,900)         $19.10
                                                                  -----------

Balance at December 31, 2003                                          729,180          $18.35         228,912           888,975
                                                                                                    =========       ===========
   Granted                                                            727,500          $43.35
   Exercised                                                         (165,150)         $17.25
   Cancelled                                                          (14,100)         $19.92
                                                                  -----------

Balance at December 31, 2004                                        1,277,430          $32.72         254,430           175,575
                                                                                                    =========       ===========
   Granted                                                              6,000          $36.05
   Exercised                                                         (215,800)         $17.09
   Cancelled                                                          (90,000)         $43.51
                                                                  -----------

Balance at December 31, 2005                                          977,630          $35.19         181,580           259,575
                                                                  ===========                       =========       ===========

The weighted-average fair value of the options granted was $8.58 per share for 2005, $8.29 per share for 2004 and $6.29 per share for 2003 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 23.6% for 2005, 19.1% for 2004 and 29.9% for 2003; (2) risk-free interest rates of 3.8% for 2005, 3.3% for 2004 and 2.3% for 2003; (3) expected lives of 4.3 years for 2005, 3.7 years for 2004 and 4.0 years for 2003; and (4) dividend yields of .7% for 2005, .4% for 2004 and .6% for 2003.

    -------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

                                                          Options Outstanding                      Options Exercisable
                                     -----------------------------------------------------       ---------------------------
                                       Common              Weighted             Weighted           Common          Weighted
                                       Shares              Average              Average            Shares          Average
   Range of                           Subject             Remaining             Exercise           Subject         Exercise
Exercise Prices                      to Option         Contractual Life           Price           to Option         Price
---------------                      ---------         ----------------      -------------        ---------       ---------


$15.08                                  59,630            0.4 years             $15.08              59,630        $15.08
$20.49                                 262,500            2.5 years             $20.49             112,200        $20.49
$22.09                                   3,375            0.4 years             $22.09               3,375        $22.09
$23.49                                   4,125            1.4 years             $23.49               2,625        $23.49
$25.69                                   4,875            2.4 years             $25.69               1,875        $25.69
$31.12                                   8,625            3.4 years             $31.12               1,875        $31.12
$36.05                                   6,000            4.4 years             $36.05                --          $36.05
$43.51                                 628,500            5.0 years             $43.51                --          $43.51

At December 31, 2005 and 2004, 1,237,205 and 1,453,005, respectively, of the Company's common shares were reserved for stock options and 7,619,745 of the Company's common shares were reserved for the 3 3/4% Convertible Senior Subordinated Notes. At December 31, 2003, 1,200,000 of the Company's common shares were reserved for warrants.

At December 31, 2005 and 2004, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

14. Net Securities Gains:
    ---------------------

The following summarizes net securities gains for each of the three years in the period ended December 31, 2005 (in thousands):

                                                                                   2005               2004             2003
                                                                                   ----               ----             ----

Net realized gains on securities                                               $ 222,258           $ 140,581         $  15,737
Write-down of investments (a)                                                    (12,230)             (4,589)           (6,485)
Net unrealized gains (losses) on trading securities                               (1,212)                572               676
                                                                               ---------           ---------         ---------
                                                                               $ 208,816           $ 136,564         $   9,928
                                                                               =========           =========         =========

(a) Includes a provision to write down investments in certain available for sale securities in 2005, 2004 and 2003 and an investment in a non-public security in 2003.

Proceeds from sales of investments classified as available for sale were $1,979,300,000, $1,435,900,000 and $681,900,000 during 2005, 2004 and 2003, respectively. Gross gains of $204,600,000, $135,900,000 and $17,700,000 and gross losses of $2,400,000, $1,600,000 and $2,100,000 were realized on these sales during 2005, 2004 and 2003, respectively.

15. Other Results of Operations Information:
    ----------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2005 consists of the following (in thousands):


                                                                                       2005             2004            2003
                                                                                       ----             ----            ----

Interest on short-term investments                                                $    7,537        $    1,693      $    2,835
Dividend income                                                                        6,817             9,279           2,859
Interest on fixed maturities                                                          46,440            25,606          13,633
Interest on notes receivable                                                           1,880               945           4,657
Other investment income                                                                1,164             1,749           3,605
Gains on sale or foreclosure of real estate or other assets,
   net of costs                                                                       26,136            46,279          24,347
Banking and lending, including gains on sale of loan portfolios
   of $16,304 in 2004                                                                    293            26,341          55,091
Rental income                                                                         11,870            23,176          20,123
MK product and service income                                                            112               993           1,441
Refund of foreign taxes, not based on income, including accrued interest                --                --             5,295
Winery revenues                                                                       18,868            13,840          13,839
Other                                                                                 28,723            30,180          31,660
                                                                                  ----------        ----------      ----------
                                                                                  $  149,840        $  180,081      $  179,385
                                                                                  ==========        ==========      ==========

Taxes, other than income or payroll, amounted to $3,600,000, $2,900,000 and $3,300,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising costs amounted to $2,600,000, $2,100,000 and $1,100,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

16. Income Taxes:
    ------------

The principal components of deferred taxes at December 31, 2005 and 2004 are as follows (in thousands):



                                                                                       2005             2004
                                                                                       ----             ----

Deferred Tax Asset:
   Securities valuation reserves                                                 $     46,473       $    18,614
   Property and equipment                                                              31,547             7,271
   Other assets                                                                        35,224            20,450
   NOL carryover                                                                    1,870,100         1,456,870
   Other liabilities                                                                   60,622            44,469
   Discontinued operations                                                             --               789,395
                                                                                 ------------       -----------
                                                                                    2,043,966         2,337,069
   Valuation allowance                                                               (804,829)       (2,185,275)
                                                                                 ------------       -----------
                                                                                    1,239,137           151,794
                                                                                 ------------       -----------
Deferred Tax Liability:
   Unrealized gains on investments                                                    (21,947)          (82,662)
   Depreciation                                                                       (30,241)          (24,293)
   Other                                                                              (51,849)          (44,839)
                                                                                 ------------       -----------
                                                                                     (104,037)         (151,794)
                                                                                 ------------       -----------
   Net deferred tax asset                                                        $  1,135,100       $     --
                                                                                 ============       ===========


    -------------

As of December 31, 2005, the Company had consolidated federal NOLs of $600,000,000, none of which expire prior to 2023, that may be used to offset the taxable income of any member of the Company's consolidated tax group. In addition, the Company has $4,500,000,000 of federal NOLs, none of which expire prior to 2015, that are only available to offset the taxable income of certain subsidiaries. Capital loss carryforwards of $45,000,000, which expire in 2006 and 2007, and foreign NOLs of $6,000,000 are not reflected in the table since the Company does not expect it will be able to use the carryforwards before they expire. The Company also has various state NOLs that expire at different times. Uncertainties that may affect the utilization of the Company's tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

As of December 31, 2004, the Company carried a valuation allowance that fully reserved for its net deferred tax asset, because the Company could not demonstrate it would have the future taxable income necessary to realize that asset. During 2005, as a result of the consummation of certain transactions and ongoing operating profits, the Company prepared updated projections of future taxable income. The Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. In future years the Company will record income tax provisions equal to its effective income tax rate, unless there is a further adjustment to the valuation allowance.

The Company's conclusion that a portion of the deferred tax asset was more likely than not to be realizable was strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considered all available evidence, both positive and negative, about its current operations and investments, included an aggregation of individual projections for each material operation and investment and included all future years that the Company estimated it would have available NOLs. Over the projection period, the Company assumed that its readily available cash, cash equivalents and marketable securities would provide returns equivalent to the returns expected to be provided by the Company's existing operations and investments, except for certain amounts assumed to be invested on a short-term basis to meet the Company's liquidity needs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded.

The Company's total comprehensive income in 2004 and 2003 enabled it to realize certain acquired deferred tax assets which had been fully reserved for at acquisition. The resulting reduction in the valuation allowance for deferred tax assets ($22,300,000 in 2004 and $22,500,000 in 2003) was applied to reduce the recorded amount of identifiable intangible assets to zero.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes a charter restriction that prohibits transfers of the Company's common stock under certain circumstances.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2005 was as follows, excluding amounts allocated to equity in associated companies, trust preferred securities and discontinued operations (in thousands):

    ------------

                                                                                    2005               2004             2003
                                                                                    ----               ----             ----

State income taxes                                                             $       3,804       $    3,418       $     (909)
Federal income taxes:
   Current                                                                          --                (31,143)         (10,688)
   Deferred                                                                         --                  7,242          (23,750)
Reversal of valuation allowance                                                   (1,135,100)          --               --
Currently payable foreign income taxes                                                   214              291              173
                                                                               -------------       ----------       ----------
                                                                               $  (1,131,082)      $  (20,192)      $  (35,174)
                                                                               =============       ==========       ==========

The table below reconciles the expected statutory federal income tax to the actual income tax benefit (in thousands):

                                                                                    2005               2004             2003
                                                                                    ----               ----             ----

Expected federal income tax                                                    $      48,357       $   39,157       $   (2,876)
State income taxes, net of federal income tax benefit                                  2,473            2,222              545
Reversal of valuation allowance                                                   (1,135,100)          --                --
Resolution of tax contingencies                                                     --                (27,300)         (24,407)
Recognition of additional tax benefits                                              --                 --               (6,998)
Permanent differences                                                               --                 (5,700)           --
Federal income tax carryback refund                                                 --                 (3,858)           --
Recognition of acquired WilTel federal tax benefits                                  (46,951)          (6,481)           --
Discontinued operations tax loss benefit                                            --                (19,807)           --
Other                                                                                    139            1,575           (1,438)
                                                                               -------------       ----------       ----------
   Actual income tax benefit                                                   $  (1,131,082)      $  (20,192)      $  (35,174)
                                                                               =============       ==========       ==========

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

The statute of limitations with respect to the Company's federal income returns have expired for all years through 2001. Prior to May 2001, WilTel was included in the consolidated federal income tax return of its former parent, The Williams Companies Inc. ("Williams"). Pursuant to a tax settlement agreement between WilTel and Williams, the Company has no liability for any audit adjustments made to Williams' consolidated tax returns; however, adjustments to Williams' prior years tax returns could affect certain of the Company's tax attributes that impact the calculation of alternative minimum taxable income.

17. Pension Plans and Postretirement Benefits:
    ------------------------------------------

The information presented below for defined benefit pension plans is presented separately for the Company's plans and the plans formerly administered by WilTel. Pursuant to the WilTel sale agreement the responsibility for WilTel's defined benefit pension plans was retained by the Company. The Company presents the information separately since the WilTel plan's investment strategies, assumptions and results are significantly different than those of the Company.

The Company:

Prior to 1999, the Company maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans. A summary of activity with respect to the Company's defined benefit pension plan for 2005 and 2004 is as follows (in thousands):

    -----------------------------------------

                                                                                       2005             2004
                                                                                       ----             ----

Projected Benefit Obligation:
   Projected benefit obligation at January 1,                                     $   58,286        $   55,079
   Interest cost (a)                                                                   2,951             3,173
   Actuarial loss                                                                      2,314             5,263
   Benefits paid                                                                      (5,428)           (5,229)
                                                                                  ----------        ----------
       Projected benefit obligation at December 31,                               $   58,123        $   58,286
                                                                                  ==========        ==========

Change in Plan Assets:
   Fair value of plan assets at January 1,                                        $   47,643        $   52,444
   Actual return on plan assets                                                        1,375               555
   Employer contributions                                                             --                  --
   Benefits paid                                                                      (5,428)           (5,229)
   Administrative expenses                                                              (114)             (127)
                                                                                  ----------        ----------
       Fair value of plan assets at December 31,                                  $   43,476        $   47,643
                                                                                  ==========        ==========

Funded Status                                                                     $  (14,647)       $  (10,643)
   Unrecognized prior service cost                                                        48                50
   Unrecognized net loss from experience differences and
     assumption changes                                                               21,828            20,651
                                                                                  ----------        ----------
       Net amount recognized                                                      $    7,229        $   10,058
                                                                                  ==========        ==========


(a) Includes charges to expense of $900,000 and $800,000 for 2005 and 2004, respectively, relating to discontinued operations obligations.

As of December 31, 2005 and 2004, $21,800,000 and $20,700,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $14,600,000 and $10,600,000, respectively, was reflected as accrued pension cost. Since the Company froze its defined benefit pension plan, the accumulated benefit obligation is the same as the projected benefit obligation. No employer contributions are expected to be made in 2006 related to the Company's defined benefit pension plan.

Pension expense related to the defined benefit pension plan charged to operations included the following components (in thousands):

                                                                                       2005             2004            2003
                                                                                       ----             ----            ----

Interest cost                                                                     $   2,045         $   2,191       $   2,247
Expected return on plan assets                                                         (905)           (1,019)         (1,947)
Actuarial loss                                                                          848               652             258
Amortization of prior service cost                                                        3                 3               3
                                                                                  ---------         ---------       ---------
     Net pension expense                                                          $   1,991         $   1,827       $     561
                                                                                  =========         =========       =========

At December 31, 2005, the plan's assets consist of U.S. government and agencies bonds (43%), investment grade bonds (24%), cash equivalents (32%) and other (1%). At December 31, 2004, the plan's assets consisted of U.S. government and agencies bonds (37%), U.S. Government-Sponsored Enterprises (6%), investment grade bonds (28%) and cash equivalents (29%).

    -----------------------------------------

The defined benefit pension plan assets are invested in short-term investment grade fixed income investments in order to maximize the value of its invested assets by minimizing exposure to changes in market interest rates. This investment strategy provides the Company with more flexibility in managing the plan should interest rates rise and result in a decrease in the discounted value of benefit obligations. The current investment strategy substantially requires investments in investment grade securities, and a final average maturity target for the portfolio of one and one-half years and a one year maximum duration.

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2% current expected inflation, 1% real rate of return for risk-free investments (primarily U.S. government and agency bonds) for the target duration and .25% default risk premium for the portion of the portfolio invested in non-U.S. government and agency bonds. The combination of these underlying assumptions resulted in the selection of the 3.25% expected long-term rate of return assumption for 2005. Because pension expense includes the cost of expected plan administrative expenses, the 3.25% assumption is not reduced for such expenses.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2005.

A summary of activity with respect to the Company's postretirement plans for 2005 and 2004 is as follows (in thousands):



                                                                                       2005              2004
                                                                                       ----              ----

Accumulated postretirement benefit obligation at January 1,                          $ 4,715           $ 4,422
Interest cost                                                                            247               277
Contributions by plan participants                                                       167               155
Actuarial loss                                                                           224               732
Benefits paid                                                                           (580)             (871)
                                                                                     -------           -------
   Accumulated postretirement benefit obligation at December 31,                       4,773             4,715
Unrecognized prior service cost                                                          387               476
Unrecognized net actuarial gain                                                          640               922
                                                                                      ------            ------
   Accrued postretirement benefit obligation                                         $ 5,800           $ 6,113
                                                                                     =======           =======

The Company expects to spend $400,000 on postretirement benefits during 2006. At December 31, 2005, the assumed health care cost trend rate for 2006 used in measuring the accumulated postretirement benefit obligation is 9% and, at December 31, 2004, such rate for 2005 was 10%. At December 31, 2005 and 2004, the assumed health care cost trend rates were assumed to decline to an ultimate rate of 5% by 2013. If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2005 would have increased or decreased by $200,000. The effect of these changes on interest cost for 2005 would be immaterial.

    -----------------------------------------

The Company uses a December 31 measurement date for its plans. The assumptions used relating to the defined benefit plan and postretirement plans are as follows:

                                                             Pension Benefits                Other Benefits
                                                             ----------------                --------------
                                                            2005          2004           2005            2004
                                                            ----          ----           ----            ----

Discount rate used to determine
   benefit obligation at December 31,                        4.87%         5.25%            5.25%        5.25%
Weighted-average assumptions used to determine
   net cost for years ended December 31:
       Discount rate                                         5.25%         5.75%            5.25%        6.00%
       Expected long-term return on plan assets              3.25%         3.25%             N/A           N/A

The discount rate was selected to result in an estimated projected benefit obligation on a plan termination basis, using current rates for annuity settlements and lump sum payments weighted for the assumed elections of participants.

The following benefit payments are expected to be paid (in thousands):



                                                             Pension Benefits                Other Benefits
                                                             ----------------                --------------

           2006                                                $   4,593                       $   427
           2007                                                    4,377                           426
           2008                                                    4,567                           427
           2009                                                    4,704                           430
           2010                                                    4,054                           415
           2011 - 2015                                            21,547                         1,822

WilTel:

Effective on the date of sale, the Company froze WilTel's defined benefit pension plans. A summary of activity with respect to the plans for 2005 and 2004 is as follows (in thousands):


                                                                                       2005                2004
                                                                                       ----                ----

Projected Benefit Obligation:
   Projected benefit obligation at beginning of period                            $  147,888             $  129,912
   Interest cost                                                                       9,410                  7,829
   Service cost                                                                        4,612                  3,980
   Actuarial loss                                                                     29,758                  9,112
   Curtailment gain                                                                   (2,334)                  --
   Benefits paid                                                                      (3,280)                (2,945)
                                                                                  ----------             ----------
       Projected benefit obligation at December 31,                               $  186,054             $  147,888
                                                                                  ==========             ==========

Change in Plan Assets:
   Fair value of plan assets at beginning of period                               $   74,601             $   67,761
   Actual return on plan assets                                                        4,815                  6,002
   Employer contributions                                                             21,769                  3,783
   Benefits paid                                                                      (3,280)                (2,945)
                                                                                  ----------             ----------
       Fair value of plan assets at December 31,                                  $   97,905             $   74,601
                                                                                  ==========             ==========

Funded Status                                                                     $  (88,149)            $  (73,287)
   Unrecognized net actuarial loss                                                    40,739                 14,572
                                                                                  ----------             ----------
       Net amount recognized                                                      $  (47,410)            $  (58,715)
                                                                                  ==========             ==========

    -----------------------------------------

Since the Company froze the WilTel plans, the accumulated benefit obligation is the same as the projected benefit obligation as of December 31, 2005. As of December 31, 2004, the accumulated benefit obligation for the plan was $147,600,000. As of December 31, 2005 and 2004, $40,700,000 and $14,300,000,
respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $88,100,000 and $73,300,000, respectively, was reflected as accrued pension cost.

Employer contributions expected to be paid to the plan in 2006 are $29,100,000.

Pension expense for the WilTel plans charged to results of discontinued operations included the following components (in thousands):

                                                                                                       November 6, 2003
                                                                                                    (date of acquisition)
                                                                    2005              2004           to December 31, 2003
                                                                    ----              ----           --------------------

Interest cost                                                     $    9,410        $  7,829              $   1,075
Service cost                                                           4,612           3,980                    575
Expected return on plan assets                                        (6,509)         (5,391)                  (640)
Actuarial loss                                                         2,953              46                   --
                                                                  ----------        --------              ---------
     Net pension expense                                          $   10,466        $  6,464              $   1,010
                                                                  ==========        ========              =========

The plans' assets consist of equity securities (70%), debt securities (28%) and cash equivalents (2%) at December 31, 2005. At December 31, 2004, the plans' assets consisted of equity securities (71%), debt securities (19%) and cash equivalents (10%).

The investment objectives of the plans emphasize long-term capital appreciation as a primary source of return and current income as a supplementary source.

In connection with freezing the plan, the Company is reviewing the target allocation, which currently is as follows:

                                                                   Target
     Equity securities:
       Large cap stocks                                               40%
       Small cap stocks                                               10%
       International stocks                                           20%
                                                                    -----
           Total equity securities                                    70%
       Fixed income/bonds                                             30%
                                                                    -----
            Total                                                    100%
                                                                    =====

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

    -----------------------------------------

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

The assumption for the expected long-term rate of return on plan assets considered historical returns and future expectations, including a more conservative expectation of future returns and asset allocation targets as the participant population grows closer to retirement age. Based on this information, a 7.0% expected long-term rate of return on plan assets was selected for 2005 and 2004.

The measurement date for WilTel's plans is December 31. The assumptions used for 2005 and 2004 are as follows:


                                                                      Pension Benefits
                                                                      ----------------
                                                                   2005            2004
                                                                   ----            ----

Weighted-average assumptions used to determine
  benefit obligation at December 31:
       Discount rate                                               5.40%          5.75%
       Rate of compensation increase                               3.50%          3.50%
Weighted-average assumptions used to determine
  net cost for the period ended December 31:
       Discount rate                                               5.75%          6.00%
       Expected long-term return on plan assets                    7.00%          7.00%
       Rate of compensation increase                               3.50%          3.50%


The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate that is representative of the high quality corporate bond market, adjusted for current rates which might be available for annuity settlements.

The following pension benefit payments are expected to be paid (in thousands):



                 2006                                            $    3,309
                 2007                                                 2,926
                 2008                                                 3,381
                 2009                                                 2,911
                 2010                                                 3,396
                 2011 - 2015                                         22,976


The Company and its consolidated subsidiaries have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $1,700,000, $1,400,000 and $1,300,000 for the years ended December 31, 2005,
2004 and 2003, respectively.

18. Commitments:
    -----------


The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty years. Rental expense (net of sublease rental income and unfavorable contract amortization) was $8,100,000 in 2005, $7,600,000 in 2004 and $5,900,000
in 2003. Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2005 are as follows (in thousands):

               2006                                                 $  10,415
               2007                                                     9,340
               2008                                                     7,127
               2009                                                     5,642
               2010                                                     3,615
               Thereafter                                               7,862
                                                                    ---------
                                                                       44,001
               Less:  sublease income                                  (5,785)
                                                                    ---------
                                                                    $  38,216
                                                                    =========

In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2005, $29,500,000 was outstanding under these bonds, $800,000 of which expires in 2006 and the remainder thereafter.

Symphony is limited by debt agreements in the amount of dividends and other transfers of funds that are available to the Company. Principally as a result of such restrictions, the net assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $8,800,000 at December 31, 2005.

19. Litigation:
    ----------

The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position. The Company does not believe that any of the foregoing actions will have a material adverse effect on its consolidated financial position or liquidity.

20. Earnings (Loss) Per Common Share:
    ---------------------------------

For the year ended December 31, 2005, the numerators for basic and diluted per share computations for income from continuing operations were $1,224,100,000 and $1,238,300,000, respectively. For the year ended December 31, 2004, the numerators for basic and diluted per share computations for income from continuing operations were $208,500,000 and $214,800,000, respectively. The calculations for diluted earnings (loss) per share assumes the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes.

    --------------------------------

For the year ended December 31, 2003, there were no differences in the numerators for the basic and diluted per share computations for income from continuing operations; the numerator was $101,100,000. The denominators for basic per share computations were 107,765,000, 106,692,000 and 91,896,000 for 2005, 2004 and 2003, respectively. The denominators for diluted per share computations reflect the dilutive effect of 252,000, 779,000 and 656,000 options and warrants for 2005, 2004 and 2003, respectively (the treasury stock method was used for these calculations), and 7,620,000 and 5,275,000 shares related to the 3 3/4% Convertible Notes for 2005 and 2004, respectively.

21. Fair Value of Financial Instruments:
    ------------------------------------

The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Fair values are determined as described below. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in Note 6. The fair value of the Company's investment in the Inmet common shares, all of which are restricted as discussed in
     Note 6, is based on quoted market prices. The fair values of the Company's other equity securities that are accounted for under the cost method (aggregating $73,600,000) were not practicable to estimate; the fair values were assumed to be the carrying amount.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Notes receivables: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d) Loan receivables of banking and lending subsidiaries: The carrying amount approximates fair value.

(e) Customer banking deposits: At December 31, 2004, the fair value of customer banking deposits is estimated using rates currently offered for deposits of similar remaining maturities.

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

    ------------------------------------

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 are as follows (in thousands):


                                                                       2005                                2004
                                                                       ----                                ----
                                                             Carrying           Fair            Carrying             Fair
                                                              Amount            Value            Amount              Value
                                                              ------            -----            ------              -----

Financial Assets:
   Investments:
     Current                                              $  1,323,562       $  1,323,562    $  1,084,745        $  1,084,745
     Non-current                                               977,327          1,041,446         718,326             718,326
   Cash and cash equivalents                                   386,957            386,957         277,238             277,238
   Notes receivable:
     Current                                                     6,413              6,413           1,697               1,697
     Non-current                                                 3,787              3,787            --                 --
   Loan receivables of banking and lending
    subsidiary, net of allowance:
     Current                                                     1,056              1,056           1,733               1,733
     Non-current                                                 1,376              1,376           1,625               1,625

Financial Liabilities:
   Customer banking deposits:
     Current                                                     --                  --            18,472              18,658
     Non-current                                                 --                  --             6,119               6,251
   Debt:
     Current                                                   175,664            176,052          64,799              65,201
     Non-current                                               986,718          1,038,252       1,067,123           1,180,371
   Securities sold not owned                                    24,268             24,268          50,569              50,569

Derivative Instruments:
   Interest rate swaps                                            (677)              (677)         (2,342)             (2,342)
   Foreign currency swaps                                       (2,546)            (2,546)         (5,878)             (5,878)



22. Segment Information:
    --------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. The Company's manufacturing operations are conducted through Idaho Timber and its plastics manufacturing segment. Idaho Timber primarily remanufactures, manufactures and/or distributes wood products. The Company's plastics manufacturing operations manufacture and market lightweight plastic netting used for a variety of purposes. The Company's healthcare services operations provide physical, occupational and speech therapy services, healthcare staffing services and Medicare consulting services. The Company's telecommunications operations are principally conducted through ATX, an integrated communications provider that offers a wide range of telecommunication services in the Mid-Atlantic region of the United States. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Other operations primarily consist of the Company's wineries and residual banking and lending activities that are in run-off.

    -------------------

Associated companies include equity interests in entities that the Company accounts for on the equity method of accounting. Investments in associated companies include CLC, Olympus, Berkadia, HomeFed, JPOF II and EagleRock. Both JPOF II and EagleRock are entities engaged in investing and/or securities transactions activities.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units. The Company has a manufacturing facility located in Belgium, which is the only foreign operation with non-U.S. revenue or assets that the Company consolidates, and it is not material. In addition to its investment in Bermuda-based Olympus, the Company owns 36% of the principal electric utility in Barbados, and an interest, through its 30% ownership of CLC, in a copper deposit in Spain. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

Certain information concerning the Company's segments for 2005, 2004 and 2003 is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was September 2003 for Symphony, April 2005 for ATX and May 2005 for Idaho Timber. Associated Companies are only reflected in the table below under identifiable assets employed.

    -------------------


                                                                                        2005            2004            2003
                                                                                        ----            ----            ----
                                                                                                    (In millions)

Revenues and other income (a):
   Manufacturing:
     Idaho Timber                                                                      $   239.0       $    --         $   --
     Plastics                                                                               93.6            64.4            54.1
   Healthcare Services                                                                     239.9           258.4            71.1
   Telecommunications                                                                      111.4            --             --
   Domestic Real Estate                                                                     29.8            63.5            50.4
   Other Operations                                                                         59.1            70.8            95.6
   Corporate (b)                                                                           268.3           180.9            42.5
                                                                                       ---------       ---------       --------
       Total consolidated revenues and other income                                    $ 1,041.1       $   638.0       $   313.7
                                                                                       =========       =========       =========

Income (loss) from continuing operations before income taxes, minority expense of trust preferred securities and equity in income (losses) of associated companies:
   Manufacturing:
     Idaho Timber                                                                      $     8.2       $    --         $   --
     Plastics                                                                               14.2             7.9             4.4
   Healthcare Services                                                                       3.3             5.1            (2.3)
   Telecommunications                                                                       (1.9)            --             --
   Domestic Real Estate                                                                      4.1            20.7            18.1
   Other Operations                                                                          6.1            18.6             9.1
   Corporate (b)                                                                           101.9            59.6           (37.5)
   Elimination (c)                                                                           2.3             --             --
                                                                                       ---------       ---------       ---------

       Total consolidated income (loss) from continuing operations before income taxes, minority expense of trust preferred
         securities and equity in income (losses) of associated companies              $   138.2       $   111.9       $    (8.2)
                                                                                       =========       =========       =========

Identifiable assets employed:
   Manufacturing:
     Idaho Timber                                                                      $   162.7       $    --         $   --
     Plastics                                                                               81.9            50.4            50.8
   Healthcare Services                                                                      55.5            65.6            54.6
   Telecommunications                                                                       88.6            --             --
   Domestic Real Estate                                                                    182.7           253.2           275.8
   Other Operations                                                                        252.0           403.7           505.8
   Investments in Associated Companies                                                     375.5           460.8           430.9
   Corporate                                                                             4,062.0         2,070.1         1,456.9
   Assets of discontinued operations                                                        --           1,496.6         1,622.4
                                                                                       ---------       ---------       ---------

       Total consolidated assets                                                       $ 5,260.9       $ 4,800.4       $ 4,397.2
                                                                                       =========       =========       =========


     -------------------

(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains (losses) on the Company's consolidated statements of operations.

(b) Net securities gains for Corporate aggregated $199,500,000 and $123,100,000 during 2005 and 2004, respectively, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. Security gains in 2005 include a gain from the sale of WMIG of $146,000,000. For 2005 and 2004, security gains include provisions of $12,200,000 and $4,600,000, respectively, to write down investments in certain available for sale securities. For 2003, security gains include a provision of $6,500,000 to write down investments in certain available for sale securities and an investment in a non-public security. The write downs of the available for sale securities resulted from declines in market value determined to be other than temporary.

(c) Eliminates services purchased by ATX from WilTel and recorded as a cost of sales by ATX.

(d) For the years ended December 31, 2005, 2004 and 2003, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $41,300,000, $29,400,000 and $29,100,000, respectively; such amounts are primarily comprised of Corporate ($10,700,000, $11,400,000 and $11,700,000, respectively), manufacturing ($14,200,000, $5,200,000 and
     $4,700,000, respectively), other operations ($5,500,000, $6,900,000 and
     $7,800,000, respectively) and telecommunications ($7,500,000 in 2005). Depreciation and amortization expenses for other segments are not material.

(e) For the years ended December 31, 2005, 2004 and 2003, income (loss) from continuing operations has been reduced by interest expense of $68,400,000, $62,700,000 and $37,900,000, respectively; such amounts are primarily comprised of Corporate ($63,200,000, $55,300,000 and $26,000,000,
     respectively), healthcare services ($2,800,000, $2,200,000 and $600,000, respectively) and banking and lending, which is included in other operations ($1,100,000, $2,700,000 and $8,800,000, respectively). Interest expense for other segments is not material.

     23. Selected Quarterly Financial Data (Unaudited):

                                                                             First            Second           Third       Fourth
                                                                            Quarter          Quarter          Quarter     Quarter
                                                                            -------          -------          -------     -------
                                                                                     (In thousands, except per share amounts)

2005:
Revenues and other income                                                 $  121,295       $   258,665      $ 343,265    $  317,922
                                                                          ==========       ===========      =========    ==========
Income (loss) from continuing operations                                  $   (6,695)      $ 1,205,266      $  47,229    $  (21,688)
                                                                          ==========       ===========      =========    ==========
Income from discontinued operations, net of taxes                         $    9,308       $    11,267      $  56,755    $   34,227
                                                                          ==========       ===========      =========    ==========
Gain on disposal of discontinued operations, net of taxes                 $    --          $    54,578      $     130    $  245,664
                                                                          ==========       ===========      =========    ==========
        Net income                                                        $    2,613       $ 1,271,111      $ 104,114    $  258,203
                                                                          ==========       ===========      =========    ==========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                    $(.06)           $11.20           $.44         $(.20)
   Income from discontinued operations                                           .08               .10            .53           .32
   Gain on disposal of discontinued operations                                   --                .51            --           2.27
                                                                               -----             -----          -----         -----
       Net income                                                              $ .02            $11.81           $.97         $2.39
                                                                               =====            ======          =====         =====
   Number of shares used in calculation                                      107,609           107,652        107,797       107,983
                                                                             =======           =======        =======       =======

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                    $(.06)           $10.46          $ .44        $ (.20)
   Income from discontinued operations                                           .08               .10            .49           .32
   Gain on disposal of discontinued operations                                   --                .47            --           2.27
                                                                               -----            ------          -----        ------
       Net income                                                              $ .02            $11.03          $ .93        $ 2.39
                                                                               =====            ======          =====        ======
   Number of shares used in calculation                                      107,609           115,513        115,664       107,983
                                                                             =======           =======        =======       =======

2004:
Revenues and other income                                                 $  124,083       $   173,009      $ 202,653     $ 138,217
                                                                          ==========       ===========      =========     =========
Income from continuing operations                                         $   23,438       $    60,895      $  78,601     $  45,615
                                                                          ==========       ===========      =========     =========
Income (loss) from discontinued operations, net of taxes                  $  (35,390)      $   (29,157)     $  (4,037)    $   3,722
                                                                          ==========       ===========      =========     =========
Gain (loss) on disposal of discontinued operations, net of taxes          $    --          $     2,237      $    --       $    (424)
                                                                          ==========       ===========      =========     =========
       Net income (loss)                                                  $  (11,952)      $    33,975      $  74,564     $  48,913
                                                                          ==========       ===========      =========     =========

Basic earnings (loss) per common share:
   Income from continuing operations                                           $ .22             $ .57          $ .74         $ .43
   Income (loss) from discontinued operations                                   (.33)             (.27)          (.04)          .03
   Gain (loss) on disposal of discontinued operations                            --                .02            --             --
                                                                               -----             -----          -----         -----
      Net income (loss)                                                        $(.11)            $ .32          $ .70         $ .46
                                                                               =====             =====          =====        ======
   Number of shares used in calculation                                      106,272           106,320        106,717       107,404
                                                                             =======           =======        =======       =======

Diluted earnings (loss) per common share:
   Income from continuing operations                                           $ .22             $ .55          $ .70         $ .41
   Income (loss) from discontinued operations                                   (.33)             (.25)          (.03)          .03
   Gain (loss) on disposal of discontinued operations                            --                .02            --             --
                                                                               -----             -----          -----         -----
       Net income (loss)                                                       $ .11             $ .32          $ .67         $ .44
                                                                               =====             =====          =====        ======
   Number of shares used in calculation                                      106,272           112,948        115,072       115,560
                                                                             =======           =======        =======       =======

Income from continuing operations includes credits to income tax expense of $1,100,000,000 and $25,100,000 for the second and third quarters of 2005, respectively, resulting from reversals of the deferred income tax valuation allowance.

    ---------------------------------------------

The Internal Revenue Service has completed the audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material tax payment required from the Company. Income taxes reflect a benefit for the favorable resolution of certain income tax contingencies for which the Company had previously established reserves of $27,300,000 in the third quarter of 2004. In addition, the fourth quarter of 2004 reflects a benefit to record a federal income tax carryback refund of $3,900,000.

In 2005 and 2004, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

                                                      Additions                         Deductions
                                          --------------------------------    ---------------------------------
                                           Charged
                            Balance at     to Costs                                                                 Balance
                            Beginning        and                              Write     Sale of                      at End
  Description               of Period     Expenses    Recoveries    Other     Offs     Receivables    Other        of Period
  -----------               ---------     --------    ----------    -----     -----    -----------    -----        ---------

  2005
  Loan receivables of
   banking and lending
   subsidiaries             $      946    $   (323)   $    90     $  --        $   177  $ --        $  --          $      536
  Trade, notes and other
   receivables                   7,488       7,995        144          5,215     5,701      245        --              14,896
                            ----------    --------    -------     ----------   -------  -------     ----------     ----------

  Total allowance for
   doubtful accounts        $    8,434    $  7,672    $   234     $    5,215   $ 5,878  $   245     $  --          $   15,432
                            ==========    ========    =======     ==========   =======  =======     ==========     ==========

  Deferred tax asset
   valuation allowance      $2,185,275    $   --      $ --        $  --        $  --    $  --       $1,380,446(a)  $  804,829
                            ==========    =========   =======     ==========   =======  =======     ==========     ==========

  2004
  Loan receivables of
   banking and lending
   subsidiaries             $   24,236    $ (8,301)   $11,215     $  --        $11,331  $14,873     $    --        $      946
  Trade, notes and other
   receivables                   2,268       4,967      4,860        --          4,607     --            --             7,488
                            ----------    --------    -------     ----------   -------  -------     ----------     ----------

  Total allowance for
   doubtful accounts        $   26,504    $ (3,334)   $16,075     $  --        $15,938  $14,873     $   --         $    8,434
                            ==========    ========    =======     ==========   =======  =======     ==========     ==========


  Deferred tax asset
   valuation allowance      $2,237,753    $  --       $ --        $  --        $  --    $ --        $   52,478(b)  $2,185,275
                            ==========    ========    =======     ==========   =======  =======     ==========     ==========

  2003
  Loan receivables of
   banking and lending
   subsidiaries             $   31,848    $ 16,411    $12,175     $  --        $36,198  $  --       $    --        $   24,236

  Trade, notes and other
   receivables                     883       3,319        123        --          2,057     --            --             2,268
                            ----------    --------    -------     ----------   -------  -------     ----------     ----------

  Total allowance for
   doubtful accounts        $   32,731    $ 19,730    $12,298     $  --        $38,255  $  --       $    --        $   26,504
                            ==========    ========    =======     ==========   =======  =======     ==========     ==========

  Deferred tax asset
   valuation allowance      $   49,551    $  --       $  --       $2,229,709(c)$  --    $  --       $   41,507(d)  $2,237,753
                            ==========    ========    =======     ============ ======== =======     ==========     ==========



     (a) During 2005, as a result of the consummation of certain transactions and ongoing operating profits, the Company prepared updated projections of future taxable income. The Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

     (b) Principally results from the recognition of acquired tax benefits, of which $22,300,000 was applied to reduce the carrying amount of acquired non-current intangible assets to zero, $3,900,000 resulted from a carryback refund claim and $6,500,000 resulted from the use of acquired tax attributes to offset the federal income tax provision that would have otherwise been recorded during 2004.

     (c) Additions represent acquired tax benefits, for which the Company established a full valuation allowance at acquisition since the Company was not able to demonstrate that it was more likely than not that it will be able to realize such tax benefits.

     (d) Principally results from the recognition of acquired tax benefits of $22,500,000, which was applied to reduce the carrying amount of acquired non-current intangible assets and a reclassification to other liabilities.

Report of Independent Registered Public Accounting Firm

The Stockholder
WilTel Communications Group, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of WilTel Communications Group, Inc., for the period from January 1, 2003 to November 5, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of WilTel Communications Group, Inc. for the period from January 1, 2003 to November 5, 2003, in conformity with U.S. generally accepted accounting principles.

                                       Ernst & Young LLP

Tulsa, Oklahoma
February 20, 2004


                        WILTEL COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                              Period from
                                                               January 1,
                                                              2003 through
                                                               November 5,
                                                                   2003
                                                              ------------
                                              (In thousands, except per share amounts)

Revenues ...................................................$    1,111,415
Operating expenses:
  Cost of sales ............................................       901,293
  Selling, general and administrative.......................       145,580
  Provision for doubtful accounts...........................         4,199
  Depreciation and amortization.............................       208,480
   Other income, net........................................        (1,298)
                                                            --------------
     Total operating expenses...............................     1,258,254
                                                            --------------
Loss from operations .......................................      (146,839)
Interest accrued............................................       (34,708)
Interest and other investment income........................         4,010
Minority interest in loss of consolidated subsidiary........         2,378
Gain on sale of consolidated subsidiary.....................        21,089
Other income, net...........................................        45,347
                                                            --------------
Loss before income taxes....................................      (108,723)
Provision for income taxes..................................           (23)
                                                            --------------

Net loss....................................................      (108,746)
                                                            ==============
Basic and diluted loss per share                           $         (2.17)
                                                           ===============

  Weighted average shares outstanding.......................        50,000


                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Accumulated
                                                                   Capital in                        Other
                                                         Common      Excess of     Accumulated     Comprehensive
                                                         Stock      Par Value       Deficit       Income (Loss)       Total
                                                         -----      ---------       -------       -------------       -----
                                                                                  (In thousands)


Balance, January 1, 2003 ..............................     500       749,500        (61,049)              780       689,731
  Net loss.............................................      --            --       (108,746)              --       (108,746)
  Other comprehensive loss:
   Foreign currency translation adjustments............      --            --             --              (781)         (781)
   Minimum pension liability adjustment................      --            --             --              (658)         (658)
                                                                                                                 -----------
   Comprehensive loss...................................     --            --             --               --      (110,185)
                                                       --------   -----------     ----------       -----------   -----------
Balance, November 5, 2003............................  $    500   $   749,500     $ (169,795)      $      (659)  $   579,546
                                                       ========   ===========     ==========       ===========   ===========

                                                 See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                 Period from
                                                                  January 1,
                                                                 2003 through
                                                                  November 5,
                                                                     2003
                                                                     ----
                                                                (In thousands)

Operating activities
Net loss...........................................................$ (108,746)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization ...................................   208,480
  Provision for doubtful accounts..................................     4,199
  Gain on sales of property and other assets.......................    (1,502)
  Minority interest in loss of consolidated subsidiary.............    (2,378)
  Gain on sale of consolidated subsidiary..........................   (21,089)
  Cash provided by (used in) changes in:
    Receivables....................................................   (39,003)
    Prepaid and other current assets...............................   (37,686)
    Accounts payable...............................................    16,766
    Current deferred revenue.......................................    (7,339)
    Accrued liabilities............................................   (26,288)
    Long-term deferred revenue.....................................   (25,453)
    Other..........................................................    (1,967)
                                                                   ----------
Net cash used in operating activities..............................   (42,006)
Financing activities
Payments on and purchase of long-term debt.........................   (20,098)

Net cash used in financing activities..............................   (20,098)

                        WILTEL COMMUNICATIONS GROUP, INC.

                                                                  Period from
                                                                  January 1,
                                                                 2003 through
                                                                  November 5,
                                                                     2003
                                                                     ----
                                                                (In thousands)

Investing activities
Property, plant and equipment:
  Capital expenditures.............................................   (47,530)
  Proceeds from net tax refunds, settlements and sales.............    32,671
  Changes in accrued liabilities...................................   (12,533)
Proceeds from sale of consolidated subsidiary......................    19,575
Restricted investments.............................................   (13,081)
                                                                   ----------
Net cash used in investing activities..............................   (20,898)
                                                                   ----------
Decrease in cash and cash equivalents..............................   (83,002)
Cash and cash equivalents at beginning of period...................   291,288
                                                                   ----------
Cash and cash equivalents at end of period........................ $  208,286
                                                                   ==========


                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Leucadia Exchange Offer -- Basis of Presentation -- Summary of Significant Accounting Policies

     Leucadia Exchange Offer

     Effective November 6, 2003, WilTel Communications Group, Inc. ("WilTel") and Leucadia National Corporation ("Leucadia") consummated an exchange offer and a merger agreement pursuant to which all WilTel stockholders received 0.4242 of a Leucadia common share for each share of WilTel common stock. Leucadia issued 11,156,460 of its common shares in exchange for all of the WilTel common shares that it did not previously own. Upon completion of the back-end merger, WilTel ceased to be a public company and began to be consolidated by Leucadia effective November 6, 2003.

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

     Basis of Presentation

     WilTel emerged from bankruptcy on October 15, 2002. Pursuant to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," WilTel adopted the provisions of fresh start accounting on October 31, 2002. Under fresh start accounting the net reorganization value of the Company was allocated among the Company's individual assets and liabilities based on their relative fair value.

     2003 Presentation

     The financial statements presented for 2003 are for the period from January 1, 2003 through November 5, 2003, which represents the results of operations and cash flows prior to the acquisition by Leucadia.


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

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the Company also consolidated a subsidiary that it controlled but owned less than 50% of the voting common stock, until it was sold in 2003 (see Note 3).

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

     Revenues that have been deferred for long-term service contracts that are subsequently terminated or included as part of an overall settlement agreement have been recognized in other income.

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


Depreciation Expense

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

     Income taxes are provided based on the liability method of accounting. Deferred income taxes are provided for the expected future tax consequences of temporary differences between the basis of assets and liabilities reported for financial and tax purposes.

Loss Per Share

     The Company's basic loss per share is based on the sum of the average number of common shares outstanding and deferred shares, if any. Diluted loss per share includes any dilutive effect of stock options and convertible preferred stock. For WilTel, the basic and diluted loss per share is the same as it does not have any dilutive securities outstanding.

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



                                                       Network        Vyvx      Eliminations       Total
                                                       -------        ----      ------------       -----
                                                                        (In thousands)
       Period from January 1, 2003 through
          November 5, 2003
       Revenues:
          Capacity and other........................$ 1,005,175   $   106,240   $        --    $ 1,111,415
          Intercompany..............................     21,885                     (21,885)            --
                                                    -----------   -----------   -----------    -----------
      Total segment revenues....................... $ 1,027,060   $   106,240   $   (21,885)   $ 1,111,415
                                                    ===========   ===========   ===========    ===========

       Costs of sales:
          Capacity and other........................    856,110        45,183            --        901,293
          Intercompany..............................        --         21,885       (21,885)            --
                                                    -----------   -----------   -----------    -----------
       Total cost of sales..........................$   856,110   $    67,068   $   (21,885)   $   901,293
                                                    ===========   ===========   ===========    ===========

       Segment profit:
          Income (loss) from operations.............$  (150,710)  $     3,871   $        --    $  (146,839)
          Adjustments to reconcile income (loss)
             from operations to segment profit:
             Depreciation and amortization..........    196,230        12,250            --        208,480
                                                    -----------   -----------   -----------    -----------
       Segment profit...............................$    45,520   $    16,121   $        --    $    61,641
                                                    ===========   ===========   ===========    ===========
       Additions to long-lived assets...............$    45,772   $     1,758   $        --    $    47,530


                                       10

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



     The  following   geographic  area  data  includes  revenues  from  external customers based on origin of services rendered January 1, 2003 through November 5, 2003.


     Revenues from external customers:
      United States..............................$  1,062,387
      Other.......................................     49,028
                                                 ------------
     Total.......................................$  1,111,415
                                                 ============


     For the  period  from  January 1, 2003  through  November  5, 2003,  one of
Network's customers exceeded 10% of the Company's revenue with sales of approximately $552 million.


3. Gain on Sale of Consolidated Subsidiary

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

4. Other Income, Net

     Other income, net of $45.3 million for the period from January 1, 2003 through November 5, 2003 includes non-recurring, non-operating settlement gains of $28.5 million related to the termination of various agreements. As a result of the termination of the agreements, the Company will no longer be required to perform the contractual obligations that were the basis for the recording of the deferred revenue performance obligations. In addition, other income, net includes $16.8 million of non-recurring, non-operating gains primarily related to the termination of arrangements previously accrued as unfavorable commitments and recoveries of various receivables previously written off.

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Provision for Income Taxes

    The provision for income taxes includes:

                                                   Period from
                                                 January 1, 2003
                                                     through
                                                    November 5,
                                                       2003
                                                 ----------------
                                                   (In thousands)

    Current:
      Federal........................................$    --
      State..........................................    (23)
                                                     -------
                                                         (23)
    Deferred:
      Federal........................................     --
      State..........................................     --
                                                     -------
                                                          --
                                                     -------
    Total provision for income taxes............. ...$   (23)
                                                     =======


     The U.S. and foreign components of loss before income taxes are as follows:



                                                   Period from
                                                  January 1, 2003
                                                     through
                                                    November 5,
                                                       2003
                                                 ----------------
                                                   (In thousands)


    United States..................................  $(127,993)
    Foreign...........................................  19,270
                                                     ---------
    Total loss before income taxes.................. $(108,723)
                                                     =========


     The Company's undistributed earnings from non U.S. subsidiaries in 2003 have been accounted for as if fully repatriated.

     Reconciliation of the benefit from income taxes at the federal statutory rate to the provision for income taxes are as follows:

                                                   Period from
                                                 January 1, 2003
                                                     through
                                                    November 5,
                                                       2003
                                                 ----------------
                                                  (In thousands)

    Benefit at statutory rate........................$  38,053
    Increases (reductions) resulting from:
      State income taxes.............................      (15)
      Foreign operations.............................    6,745
      Non-deductible reorganization expenses.........   (1,750)
      Valuation allowance adjustments................  (42,913)
      Other-- net...................................      (143)
                                                     ---------
    Provision for income taxes.. ....................$     (23)
                                                     =========

                       WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     As of November 5, 2003, the Company had $3.3 billion of federal net operating losses, of which $859.9 million, $1.2 billion, $535.2 million and $647.0 million expire in 2019, 2020, 2021 and 2022, respectively, and $402.3 million of estimated capital loss carryforwards, of which $209.3 million, $88.5 million, $0.9 million, $34.0 million and $69.7 million will expire in 2003, 2004, 2005, 2006 and 2007, respectively, and $222.9 million of foreign net operating losses as well as various state net operating losses that expire at various dates. Valuation allowances have been established that fully reserve the net deferred tax assets. Uncertainties that may affect the utilization of the loss carryforwards include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods. The valuation allowance change for the period from January 1, 2003 through November 5, 2003 was an increase of $50.1 million.

     If the Company had filed a separate federal income tax return for all periods presented, the tax provision would have been unchanged.

6. Employee Benefit Plans

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

                                                              Period from
                                                            January 1, 2003
                                                                through
                                                              November 5,
                                                                 2003
                                                            ----------------
                                                             (In thousands)

    Components of net period pension expense:
      Service cost..............................................$  5,090
      Interest cost..............................................  6,556
      Expected return on plan assets............................. (3,688)
                                                                --------
          Net periodic pension expense .........................   7,958
                                                                --------
          Total pension cost ...................................$  7,958
                                                                ========
    Additional information:
      Increase in minimum liability included in other
          comprehensive income (before taxes)                   $    658
                                                                ========

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                              Period from
                                                            January 1, 2003
                                                                through
                                                              November 5,
                                                                 2003
                                                           ----------------
                                                           (In thousands)

    Components of net periodic postretirement benefit expense:
      Service cost..............................................$    111
      Interest cost.............................................      92
      Recognized net actuarial (gain) loss......................     (18)
                                                                --------
         Total postretirement cost..............................$    185
                                                                ========


Assumptions

     The following are the weighted-average assumptions utilized to determine net periodic pension benefit cost for the period ended November 5, 2003:

                                            Net Periodic Pension Benefit Cost
                                            ---------------------------------

  Discount rate.....................................     6.75%
  Expected return on plan assets....................     7.00%
  Rate of compensation increase.....................     3.50%

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

     The following are the weighted-average assumptions utilized to determine net periodic other postretirement benefit cost for the period ended November 5, 2003:


                                               Other Post Retirement Benefits

  Discount rate..............................................6.75%


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

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan Contributions

    WilTel expects to contribute $5 million to its pension plan in 2004.

Defined Contribution Plan

     Beginning January 1, 2001, the Company established and continues to maintain a defined contribution plan for its employees. Prior to January 1, 2001, the Company's employees were included in various defined contribution plans maintained by TWC ("The Williams Companies"). The Company's costs related to these plans were $5.3 million for the period from January 1, 2003 through November 5, 2003.


7.  Interest

     Cash payments for interest, net of amounts capitalized, were $25.8 million, for the period from January 1, 2003 through November 5, 2003. These payments include commitment fees relating to the Company's credit facility of $1.1 million, for the period from January 1, 2003 through November 5, 2003.


8. Accumulated Other Comprehensive Income

     The table below presents changes in the components of accumulated other comprehensive income (loss).

                                                                 Unrealized      Foreign
                                                                Appreciation     Currency       Minimum
                                                               (Depreciation)   Translation    Pension
                                                                of Securities   Adjustments    Liability         Total
                                                                -------------   -----------    ---------         -----
                                                                               (In thousands)


     Balance as of January 1, 2003..............................       --             780          --              780
     Change for the period from January 1, 2003 through
       November 5, 2003:
       Pre-income tax amount....................................       --             (82)         (658)          (740)
       Reclassification adjustment for net gains realized in
         net loss...............................................       --            (699)         --             (699)
                                                                -----------     ---------   -----------     ----------
     Balance as of November 5, 2003.............................$      --       $      (1)  $      (658)    $     (659)
                                                                ===========     =========   ===========     ==========


9.  Leases

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
                                                                  ===========

     For the period from January 1, 2003 through November 5, 2003, total capacity expense incurred from leasing from a third party's network (off-network capacity expense) was $35.4 million and all other rent expense was $29.2 million.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Related Party Transactions

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


11. Commitments and Contingencies

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

Other

    SBC

     SBC is the Company's largest customer, comprising 54 percent of Network's revenues for the period from January 1, 2003 through November 5, 2003. The Company has entered into preferred provider agreements with SBC that extends until 2019, although the agreements may be terminated prior to then by either party under certain circumstances. The agreements provide that:

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