Form 10-K/A
period 2005-12-31
LEUCADIA NATIONAL CORP
filed 2006-03-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K/A
                                (Amendment No. 1)

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

                                Explanatory Note
                                ----------------


     We inadvertently omitted (i) the signature of PricewaterhouseCoopers LLP and (ii) the March 8, 2006 date from PricewaterhouseCoopers LLP's "Report of Independent Registered Public Accounting Firm" included in Item 15 of our Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission ("SEC") on March 8, 2006 (the "Form 10-K").

     In order to comply with certain technical requirements of the SEC's rules in connection with the filing of this amendment on Form 10-K/A, we are (i) setting forth in this amendment the complete text of Item 15 (Exhibits and Financial Statement Schedule), as amended and (ii) adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers.

     Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-K originally filed on March 8, 2006. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-K.

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

              3.4 Amended and Restated By-laws as amended through March 9, 2004 (filed as Exhibit 3.4 to the 2003 10-K).*

              3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit
                     3.5 to the Company's 2004 10-K).*

              3.6 Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit
                     3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K")).*

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

              10.20  Information Concerning Executive Compensation (filed as
                     Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2006).*

              10.21  Compensation of Non-Employee Directors (filed as Exhibit
                     10.21 to the Company's 2005 10-K).*

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

              10.26 Purchase and Sale Agreement ("Square 711 Purchase and Sale Agreement"), dated as of November 14, 2005, between Square 711 Developer, LLC and Walton Acquisition Holdings V, L.L.C., a Delaware limited liability company (filed as Exhibit 10.26 to the Company's 2005 10-K).*

              10.27 First Amendment to Square 711 Purchase and Sale Agreement, dated as of December 14, 2005 (filed as Exhibit 10.27 to the Company's 2005 10-K).*

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

              10.36 Debtors' Modified Second Amended Joint Plan of Reorganization under chapter 11 of the Bankruptcy Code, dated as of April 13, 2005, of ATX Communications, Inc. (filed as Exhibit 99.1 to ATX Communication's Current Report on Form 8-K dated April 20, 2005).*

              10.37 Services Agreement, dated as of January 1, 2004, between the Company and Ian M. Cumming (filed as Exhibit 10.37 to the Company's 2005 10-K).*

              10.38 Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the Company's 2005 10-K).*

              21 Subsidiaries of the registrant (filed as Exhibit 21 to the Company's 2005 10-K).*

              23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                     (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                     33-61718), Form S-8 (No. 333-51494) and Form S-3 (No.
                     333-118102) (filed as Exhibit 23.1 to the Company's 2005 10-K).*

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

              23.5 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of WilTel Communications Group, Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                     (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8
                     (No. 33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                     333-51494) and Form S-3 (No. 333-118102) (filed as Exhibit
                     23.5 to the Company's 2005 10-K).*

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

              23.7 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                     (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                     33-61718), Form S-8 (No. 333-51494) and Form S-3 (No.
                     333-118102).

              31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Company's 2005 10-K).*

              31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Company's 2005 10-K).*

              31.3   Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002 (filed as
                     Exhibit 31.3 to the Company's 2005 10-K).*

              31.4 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.5 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.6   Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to the Company's 2005 10-K). *

              32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit
                     32.2 to the Company's 2005 10-K).*

              32.3   Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.3 to the Company's 2005 10-K).*

              32.4 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

              32.5 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

              32.6   Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.***

(c) Financial statement schedules.

       (1) Berkadia LLC financial statements for the years ended December 31, 2004 and 2003. **

       (2) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. **

       (3) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and EagleRock Master Fund, LP financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. **

       (4) WilTel Communications Group, Inc. consolidated financial statements for the period from January 1, 2003 through November 5, 2003 (previously filed as financial statement schedule to the Company's 2005 10-K).*

       (5) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2005 and for the year ended December 31, 2005.
              **

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

                                 LEUCADIA NATIONAL CORPORATION


March 9, 2006                        By:  /s/  Barbara L. Lowenthal
                                           --------------------------
                                           Barbara L. Lowenthal
                                           Vice President and Comptroller

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




/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
New York, New York
March 8, 2006

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