Form 10-K/A
period 2005-12-31
LEUCADIA NATIONAL CORP
filed 2006-03-24
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
       ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          NEW YORK                                             13-2615557
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

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

                                EXPLANATORY NOTE



         This report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K, as amended, of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2005 to reflect that the financial statements referred to in Item 15(c)(1), (2), (3) and (5) have been filed herewith pursuant to Item 3-09(b) of Regulation S-X:

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedule.

(a)(1)(2)     Financial Statements and Schedule.

              Report of Independent Registered Public Accounting Firm...............................   F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2005 and 2004............................   F-3
               Consolidated Statements of Operations for the years ended December 31, 2005,
                  2004 and 2003.....................................................................   F-4
               Consolidated Statements of Cash Flows for the years ended December 31, 2005,
                  2004 and 2003.....................................................................   F-5
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2005, 2004 and 2003..................................................   F-7
               Notes to Consolidated Financial Statements...........................................   F-8

              Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts......................................   F-49


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

          3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to the Company's 2004 10-K).*

          3.6 Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended (the "2005 10-K")).*

          4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

          10.1 1999 Stock Option Plan (filed as Annex A to the 1999 Proxy Statement).*

          10.2 Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.4 to the Company's 2004 10-K").*

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

          10.36 Debtors' Modified Second Amended Joint Plan of Reorganization under chapter 11 of he Bankruptcy Code, dated as of April 13, 2005, of ATX Communications, Inc. (filed as
                    Exhibit 99.1 to ATX Communication's Current Report on Form 8-K dated April 20, 2005).*

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

          23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434),
                    Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682), Form S-8 (File No. 33-61718), Form S-8 (File No.
                    333-51494) and Form S-3 (File No. 333-118102) (filed as
                    Exhibit 23.1 to the Company's 2005 10-K).*

          23.2 Consent of Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K/A of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                    (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                    33-61718), Form S-8 (No. 333-51494) and Form S-3 (File No.
                    333-118102).

          23.3 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K/A the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                    (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                    33-61718), Form S-8 (No. 333-51494) and Form S-3 (File No.
                    333-118102).

          23.4 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K/A of the financial statements of EagleRock Capital Partners (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form
                    S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682), Form
                    S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form S-3
                    (File No. 333-118102).

          23.5 Consent of independent auditors from Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of WilTel Communications Group, Inc. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3
                    (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8
                    (No. 33-61682), Form S-8 (No. 33-61718), Form S-8 (No.
                    333-51494) and Form S-3 (File No. 333-118102) (filed as
                    Exhibit 23.5 to the Company's 2005 10-K).*

          23.6 Independent Registered Public Accountants' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K/A of their report on the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference of such report into the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277), Form S-8 (No.
                    33-61682), Form S-8 (No. 33-61718), Form S-8 (No. 333-51494)
                    and Form S-3 (File No. 333-118102).

          23.7 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434),
                    Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682), Form S-8 (File No. 33-61718), Form S-8 (File No.
                    333-51494) and Form S-3 (File No. 333-118102) (filed as
                    Exhibit 23.7 to the Company's 2005 10-K).*

          31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

                  (4) WilTel Communications Group, Inc. consolidated financial statements as of November 5, 2003 (Successor Company), and for the periods from January 1, 2003 through November 5, 2003, and November 1, 2002 through December 31, 2002 (Successor Company) and the periods January 1, 2002 through October 31, 2002 (Predecessor Company) (previously filed as financial statement schedule to the Company's 2005 10-K).*

                  (5) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2005 and for the year ended December 31, 2005.


     -----------------------------

*    Incorporated by reference.

**   Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        LEUCADIA NATIONAL CORPORATION

March 24, 2006                          By: /s/ Barbara L. Lowenthal
                                            -----------------------------------
                                            Barbara L. Lowenthal
                                            Vice President and Comptroller

FINANCIAL STATEMENTS
Berkadia LLC (a joint venture between Berkshire
Hathaway Inc. and Leucadia National Corporation)
Year ended December 31, 2004 (unaudited) and December 31, 2003

                                  Berkadia LLC

                              Financial Statements


               Years ended December 31, 2004 (unaudited) and 2003




                                    CONTENTS

Report of Independent Auditors................................................1

Financial Statements

Balance Sheets................................................................2
Statements of Operations and Changes in Members' Equity (Deficit).............3
Statements of Cash Flows......................................................4
Notes to Financial Statements.................................................5

                         Report of Independent Auditors


The Members of Berkadia LLC

We have audited the accompanying statements of operations and changes in members' equity and cash flows of Berkadia LLC (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in members' equity and cash flows of Berkadia LLC for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                           /s/ Ernst & Young LLP


Phoenix, Arizona
February 20, 2004

                                  Berkadia LLC

        Statements of Operations and Changes in Members' Equity (Deficit)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                            2004              2003
                                                         (UNAUDITED)        (AUDITED)
                                                       --------------------------------
                                                                 (In thousands)
REVENUE
Interest income and amortization of loan discount      $         2,428  $      198,790
                                                       ---------------- ---------------
Total revenue                                                    2,428         198,790

EXPENSES
Interest expense                                                   215          18,394
                                                       ---------------- ---------------
Total expenses                                                     215          18,394
                                                       ---------------- ---------------
Net income                                                       2,213         180,396
Members' equity (deficit), beginning of period                     847        (147,035)
Distributions to members                                        (3,060)        (32,514)
                                                       ---------------- ---------------
Members' equity (deficit), end of period               $             -  $          847
                                                       ================ ===============

See accompanying notes.

                                  Berkadia LLC

                            Statements of Cash Flows

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                          2004              2003
                                                       (UNAUDITED)        (AUDITED)
                                                     --------------------------------
                                                              (In thousands)
OPERATING ACTIVITIES
Net income                                           $         2,213    $    180,396
Adjustments  to  reconcile  net  income to
net cash  provided  by  operating activities:
      Amortization of loan discount                             (975)       (149,522)
      Net change in:
         Receivables                                           2,392           3,763
         Payables                                               (570)         (2,123)
                                                     ---------------- ----------------
Net cash provided by operating activities                      3,060          32,514

INVESTING ACTIVITIES
Loan repayment from FINOVA                                   525,000       1,650,000
                                                     ---------------- ----------------
Net cash provided by investing activities                    525,000       1,650,000

FINANCING ACTIVITIES
Repayment of long-term debt                                 (525,000)     (1,650,000)
Distributions to members                                      (3,060)        (32,514)
                                                     ---------------- ----------------
Net cash used in financing activities                       (528,060)     (1,682,514)
                                                     ---------------- ----------------
Net increase (decrease) in cash                                    -               -

Cash and cash equivalents at beginning of period                   -               -
                                                     ---------------- ----------------
Cash and cash equivalents at end of period            $            -   $           -
                                                     ================ ================

See accompanying notes.

                                  Berkadia LLC

                          Notes to Financial Statements

                     December 31, 2004 (unaudited) and 2003


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

During 2002, several structural changes to the Company were executed, which were intended to simplify the ownership structure of the Company and to provide a debt-free vehicle for the Berkadia members to use to pursue other investments. These changes did not alter the ownership interests in the Company, ultimately held by Berkshire and Leucadia, and resulted in no gains or losses or other changes to member's accumulated deficit. Among the changes, the Company effectively distributed all of its right, title and interest in and to the Shares to an entity formed by the Members (Berkadia Equity Holdings LLC). As a result, the Company no longer has any other financial interest in FINOVA.

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

(b) Investment in FINOVA Shares: Berkadia accounted for its investment in the Shares under the equity method. Under the equity method, Berkadia recognized its proportionate share of FINOVA's net income or loss. For the period August 21 through September 30, 2001, FINOVA incurred significant operating losses primarily as a result of the September 11 terrorist attack. Berkadia's share of such losses far exceeded the cost allocated to the Shares, which was based upon the relative fair values of the Shares and the Berkadia Loan as of August 21, 2001. The application of the equity method was suspended once the carrying amount of Shares was reduced to zero. As a result of the structural changes to the Company in 2002 discussed in Note 1, Berkadia possesses no financial interests in the Shares.

                                  Berkadia LLC

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Income taxes: The Company does not file an income tax return. Each Member is responsible for the tax liability, if any, deriving from the taxable income allocated to such Member. Accordingly, no provision for income taxes has been reflected in these financial statements.

3. BERKADIA LOAN

While it was outstanding, the Berkadia Loan was carried net of unamortized discount related to the commitment fee, the funding fee and the amount of the Berkadia Loan allocated to Berkadia's investment in the Shares. The discount was accreted into investment income over the life of the Berkadia Loan through the effective interest method. The Berkadia Loan was fully repaid in February 2004.

While it was outstanding the Berkadia Loan bore interest payable monthly, at the Eurodollar Rate plus 2.25 percent. For the year ended December 31, 2003, the weighted-average interest rate was 3.55 percent.

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

                                  Berkadia LLC

3. BERKADIA LOAN (CONTINUED)

The terms of the Berkadia Loan permitted FINOVA to retain a reserve of cash and cash equivalents in an amount not to exceed the sum of (a) 125 percent of the projected operating expenses for the next fiscal quarter, (b) unfunded customer commitments expected to be funded over the next two fiscal quarters, (c) taxes payable during the next fiscal quarter, (d) interest, loan fees and other amounts due on the Berkadia Loan during the next fiscal quarter, (e) an amount equal to all payments of principal, interest or fees relating to other permitted indebtedness that will, by their terms, become due and payable in cash during the next fiscal quarter, and (f) such other reserves as are necessary in FINOVA's good faith judgment and as approved in advance by the Company for the operations of FINOVA. Any amount in excess of the cash reserve is paid to the Company to reduce the principal amount of the loan on a quarterly basis.

During 2002, the Company gave its consent to FINOVA to use up to $300 million of cash to repurchase certain subordinated notes rather than make mandatory prepayments of the Berkadia Loan. In consideration for its consent, FINOVA and the Company agreed that they would share equally in the net interest savings resulting from any repurchase. As a result of repurchases made by FINOVA during 2003, the Company recognized approximately $6.8 million in interest income related to the net interest savings.

For the year ended December 31, 2003, the Company received $1.650 billion in loan repayments from FINOVA. On February 9, 2004, FINOVA prepaid the entire remaining outstanding balance of the Berkadia Loan.

4. FLEET LOAN

While it was outstanding, the Fleet Loan bore interest payable monthly, at a rate generally equal to the cost of funds for the lenders' conduit facilities plus 0.25 percent. The lenders' cost of funds rate was substantially equal to the Eurodollar Rate that was used to determine the interest rate on the Berkadia Loan. For the year ended December 31, 2003, the weighted-average interest rate was 1.54 percent. All unpaid principal and accrued interest was prepaid by Berkadia in February 2004.

5. MEMBERS' CAPITAL

For the years ended December 31, 2004 and 2003, the Company distributed substantially all of its available cash to its Members, aggregating $3.1 million and $32.5 million, respectively. For the two-year period, $30.8 million was distributed to Berkshire Members and $4.8 million to Leucadia Members.

                           OLYMPUS RE HOLDINGS, LTD.
                           (Incorporated in Bermuda)

                       Consolidated Financial Statements
                        DECEMBER 31, 2005, 2004 AND 2003
                          (expressed in U.S. dollars)

[PricewaterhouseCoopers logo]
--------------------------------------------------------------------------------
                                                    PricewaterhouseCoopers
                                                    Chartered Accountants
                                                    Dorchester House
                                                    7 Church Street
                                                    Hamilton HM 11
                                                    Bermuda
                                                    Telephone +1 (441) 295 2000
                                                    Facsmile +1 (441) 295 1242
                                                    www.pwc.com/bermuda


March 2, 2006


REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF
OLYMPUS RE HOLDINGS, LTD.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of OLYMPUS RE HOLDINGS, LTD. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers

Chartered Accountants


A list of partners can be obtained from the above address.

PricewaterhouseCoopers refers to the members of the worldwide
PricewaterhouseCoopers organization.


OLYMPUS RE HOLDINGS, LTD.
Consolidated Balance Sheets
AS OF DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                  2005             2004
                                                                     $                $
                                                     -------------------------------------
 ASSETS
 Cash and cash equivalents (note 3)                        57,817,230         50,929,556
 Investments (note 3)                                     894,649,371        839,138,959
 Investment income accrued                                  9,528,640          9,262,091
 Investments trade pending                                  5,036,070                  -
 Accounts and premiums receivable                         204,081,053        179,417,972
 Deferred acquisition costs                                35,459,806         48,406,242
 Deferred capital raise expenditures (note 11)              1,434,635                  -
 Other assets                                                 369,730            288,897
                                                     -------------------------------------

                                                        1,208,376,535      1,127,443,717
                                                     =====================================

 LIABILITIES
 Loss and loss adjustment expense reserves (note 4)     1,025,993,782        301,021,728
 Unearned premiums                                        120,607,036        156,827,274
 Share subscriptions received in advance (note 11)         32,740,242                  -
 Accounts payable and accrued expenses                        553,985            424,940
 Advisory fees payable (note 6)                             6,519,798         15,758,183
 Accrued capital raise expenditures                           653,552                  -
                                                     -------------------------------------

                                                        1,187,068,395        474,032,125
                                                     -------------------------------------

 SHAREHOLDERS' EQUITY
 Capital stock (note 8)                                        35,193             37,164
 Contributed surplus (note 8)                             351,893,807        371,600,636
 Accumulated other comprehensive income                     2,132,591          2,978,377
 Retained (deficit) earnings                             (332,753,451)       278,795,415
                                                     -------------------------------------

                                                           21,308,140        653,411,592
                                                     -------------------------------------

                                                        1,208,376,535      1,127,443,717
                                                     =====================================


Approved by the Board of Directors


---------------------------- Director      ---------------------------- Director


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Income
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
----------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                     2005              2004              2003
                                                                        $                 $                 $
                                                          ------------------------------------------------------
 REVENUES
 Gross premiums written                                        518,811,790      521,031,407       523,178,240
                                                          ------------------------------------------------------

 Net premiums written                                          518,811,790      521,031,407       523,178,240
 Net change in unearned premiums                                36,220,238      (14,034,538)      (68,427,525)
                                                          ------------------------------------------------------

 Net premiums earned                                           555,032,028      506,996,869       454,750,715

 Net investment income                                          34,531,532       25,373,016        20,897,961
 Net realized (losses) gains on investments                    (16,882,643)       1,005,365         5,130,298
                                                          ------------------------------------------------------

 TOTAL REVENUES                                                572,680,917      533,375,250       480,778,974
                                                          ======================================================

 EXPENSES
 Losses and loss expenses (note 4)                           1,026,331,103      296,732,651       104,344,698
 Commissions                                                   128,348,583      160,686,894       165,860,912
 Premium taxes and fees                                          4,341,284        4,419,724         4,141,391
 Other underwriting expenses                                     7,882,461        3,070,531         3,629,805
 General and administrative expenses                             2,383,140        2,336,496         2,059,983
                                                          ------------------------------------------------------

 TOTAL EXPENSES                                              1,169,286,571      467,246,296       280,036,789
                                                          ======================================================

 NET (LOSS) INCOME FOR THE YEAR                               (596,605,654)      66,128,954       200,742,185
                                                          ======================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                              ADDITIONAL   ACCUMULATED OTHER          RETAINED              TOTAL
                                           COMMON VOTING         PAID-IN       COMPREHENSIVE          EARNINGS       SHAREHOLDERS'
                                                  SHARES         CAPITAL              INCOME         (DEFICIT)             EQUITY
                                                       $               $                   $                 $                  $
                                         -------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2002                   51,000     509,949,000          16,105,280        96,546,677        622,651,957

Net income for the year                                -               -                   -       200,742,185        200,742,185

Change in unrealized depreciation
on marketable investments                              -               -          (4,589,630)                -         (4,589,630)

Repurchase of common voting
shares                                            (7,143)    (71,421,457)                  -       (28,571,395)       (99,999,995)
                                         ------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2003                   43,857     438,527,543          11,515,650       268,717,467        718,804,517

Net income for the year                                -               -                   -        66,128,954         66,128,954

Change in unrealized depreciation
on marketable investments                              -               -          (8,537,273)                -         (8,537,273)

Repurchase of common voting
shares (note 8)                                   (6,693)    (66,926,907)                  -       (56,051,006)      (122,984,606)
                                         ------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2004                   37,164     371,600,636           2,978,377       278,795,415        653,411,592

Net loss for the year                                  -               -                   -      (596,605,654)      (596,605,654)

Change in unrealized depreciation
on marketable investments                              -               -            (845,786)                -           (845,786)

Repurchase of common voting
shares (note 8)                                   (1,971)    (19,706,829)                  -       (14,943,212)       (34,652,012)
                                         ------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2005                   35,193     351,893,807           2,132,591      (332,753,451)        21,308,140
                                         ==========================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Comprehensive Income
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
----------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                2005              2004              2003
                                                                   $                 $                 $
                                                    ------------------------------------------------------

 NET (LOSS) INCOME FOR THE YEAR                         (596,605,654)       66,128,954       200,742,185

 OTHER COMPREHENSIVE LOSS
 Change in unrealized depreciation on marketable
 investments                                                (845,786)       (8,537,273)       (4,589,630)
                                                    ------------------------------------------------------

 COMPREHENSIVE (LOSS) INCOME FOR THE YEAR               (597,451,440)       57,591,681       196,152,555
                                                    ======================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
-------------------------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)
                                                                                    2005               2004             2003
                                                                                       $                  $                $
                                                                        -------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income for the year                                             (596,605,654)        66,128,954      200,742,185
 Adjustments to reconcile net (loss) income to net cash provided by operating activities
       Loss (gain) on sale of investments                                     16,882,643         (1,005,365)      (5,130,298)
       Net amortization of premium on fixed maturities                         2,324,210          5,337,495        5,936,259
       Investment income accrued                                                (266,549)          (894,718)      (1,682,462)
       Accounts and premiums receivable                                      (24,663,081)       (11,959,972)     (90,968,391)
       Deferred acquisition costs                                             12,946,436         (1,673,918)     (23,414,237)
       Other assets                                                              (80,833)           (29,379)        (101,330)
       Loss and loss adjustment expense reserves                             724,972,054        186,704,587       69,609,547
       Unearned premiums                                                     (36,220,238)        14,034,537       68,427,523
       Accounts payable and accrued expenses                                     129,047           (166,368)          10,019
       Advisory fees payable                                                  (9,238,385)       (31,259,124)      21,847,079
                                                                        -------------------------------------------------------

       Cash provided by operating activities                                  90,179,650        225,216,729      245,275,894
                                                                        -------------------------------------------------------

 CASH FLOWS FOR INVESTING ACTIVITIES
 Purchase of investments                                                    (911,493,880)      (698,087,800)    (735,713,760)
 Proceeds from sales of investments (net of investments
          trade pending)                                                     830,894,757        610,701,636      562,364,699
                                                                        -------------------------------------------------------

       Cash used in investing activities                                     (80,599,123)       (87,386,164)    (173,349,061)
                                                                        -------------------------------------------------------

 CASH FLOWS FOR FINANCING ACTIVITIES
 Repurchase of common shares                                                 (34,652,012)      (122,984,606)     (99,999,995)
 Deferred capital raise expenditures                                          (1,434,635)                 -                -
 Accrued capital raise expenditures                                              653,552                  -                -
 Share subscriptions received in advance                                      32,740,242                  -                -
                                                                        -------------------------------------------------------

       Cash used in financing activities                                      (2,692,853)      (122,984,606)     (99,999,995)
                                                                        -------------------------------------------------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              6,887,674         14,845,959      (28,073,162)

 CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                50,929,556         36,083,597       64,156,759
                                                                        -------------------------------------------------------

 CASH AND CASH EQUIVALENTS - END OF YEAR                                      57,817,230         50,929,556       36,083,597
                                                                        =======================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     1.   NATURE OF THE BUSINESS

          Olympus Re Holdings, Ltd. and its principal operating subsidiary Olympus Reinsurance Company, Ltd. ("Olympus Re") were incorporated under the laws of Bermuda on December 3, 2001 and commenced operations on January 1, 2002. On December 22, 2005 Olympus Re Holdings, Ltd. incorporated a new subsidiary, Helicon Re Holdings, Ltd. ("Helicon") together with Helicon's wholly-owned operating subsidiary Helicon Reinsurance Company, Ltd. ("Helicon Re") (see note 11) (Olympus Re Holdings, Ltd. and its subsidiaries are referred to as "the Company"). Olympus Re is registered as a Class 4 insurer under The Insurance Act 1978, amendments thereto and related regulations ("The Act"). Helicon Re did not commence operations prior to December 31, 2005.

          The Company's bye-laws provide that the Board of Directors of Olympus Re shall consist of persons who first have been elected as designated directors by a resolution in a general meeting of the shareholders of the Company. The Board of Directors of the Company must then vote all shares of Olympus Re owned by the Company to elect such designated directors as Olympus Re directors. The bye-law provisions with respect to the removal of directors of Olympus Re operate similarly (see note 2(a)).

          The Company, through Olympus Re, writes reinsurance business on a global basis with an emphasis on property excess business. During the year ended December 31, 2005, this was through two main sources, quota share reinsurance agreements with a U.S. reinsurance company and a Swedish reinsurance company (see note 7) and underwriting advisory contracts. The purpose of these quota share agreements is to produce primarily property reinsurance. Olympus Re's underwriting advisory contracts are with non-U.S. advisors (see note 6) to recommend excess property and marine reinsurance business and consult on the quota share agreements. The non-U.S. advisors are related to the previously mentioned U.S. and Swedish reinsurance companies through common ownership.

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

          The following is a summary of the significant accounting policies adopted by the Company:

     (a)  CONSOLIDATION

          The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Olympus Re and Helicon. All significant inter-company balances and transactions have been eliminated on consolidation.

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

                                                                             (1)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

          The Company adopted FIN 46R during 2004, the impact of which is to present the financial statements as consolidated rather than combined. This has not had any impact on the Company's net income or net shareholders' equity as presented in these financial statements.

     (b)  PREMIUMS AND UNEARNED PREMIUMS

          The Company records premiums for the quota share treaties based on cession statements received. Premiums are earned evenly over the term of the underlying reinsurance contract, in proportion to the risk assumed. The portion of the premium related to the unexpired portion of the contract at the end of the fiscal period is reflected in unearned premiums.

          Other reinsurance premiums assumed are estimated at the inception of the policy based on information provided by the underlying ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are taken into income in the period in which they are determined. These premiums are earned on a pro-rata basis over the terms of the related reinsurance contracts.

          Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are fully earned when recognized. Accrual of reinstatement premiums is based on the cession statements received or information provided by the underlying ceding companies.

     (c)  DEFERRED ACQUISITION COSTS

          The Company records acquisition costs based on cessions statements received, in addition to its own direct acquisition costs.

          Policy acquisition costs are comprised of ceding commissions, brokerage, premium taxes and other expenses that relate directly to the acquisition of premiums. These costs are deferred and amortized over the terms of the related contracts on a pro-rata basis. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future underwriting profits, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

     (d)  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

          The  Company  records  loss  and  loss  adjustment  expenses  based on cessions statements received. Loss and loss adjustment expense reserves, including losses incurred but not reported and provisions for settlement expenses, include amounts determined from losses reported to the Company, and management estimates. Due to limited historical experience, industry data is relied upon in the reserving process.

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

          Loss and loss adjustment expense reserve estimates are regularly reviewed and updated, as new information becomes known to the Company. Any resulting adjustments are included in income in the period in which they become known.

                                                                             (2)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


     (e)  CASH AND CASH EQUIVALENTS

          Cash  and  cash  equivalents   include  time  deposits  with  original
          maturities of three months or less.

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

          Gains and losses on investments are included in income when realized. Investments are recorded on a trade date basis and the cost of securities sold is determined on the first-in, first-out basis.

          Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment, which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If investments are determined to be impaired, a loss is charged to income in that period.

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

     3.   INVESTMENTS

                                                                                      GROSS UNREALIZED             2005
                                                     COST OR              GROSS                   LOSS        ESTIMATED
                                              AMORTIZED COST    UNREALIZED GAIN                      $       FAIR VALUE
                                                           $                  $                                       $
                                             -----------------------------------------------------------------------------

       U.S. Government                            120,498,280          1,841,404                     -       122,339,684
       U.S. Government-Sponsored
       Enterprises                                369,580,139            186,544                     -       369,766,683
       Corporate                                  278,118,953             45,027                     -       278,163,980
       Mortgage-backed securities                 124,319,408             59,616                     -       124,379,024
                                             -----------------------------------------------------------------------------

                                                  892,516,780          2,132,591                     -       894,649,371
                                             -----------------------------------------------------------------------------

                                                                             (3)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                                 GROSS             2004
                                                     COST OR              GROSS             UNREALIZED        ESTIMATED
                                              AMORTIZED COST    UNREALIZED GAIN                   LOSS       FAIR VALUE
                                                           $                  $                      $                $
                                             -----------------------------------------------------------------------------

       U.S. Government                            146,969,861          1,605,351             1,125,641       147,449,571
       U.S. Government-Sponsored
       Enterprises                                347,715,100          1,919,481               762,368       348,872,213
       Corporate                                  300,062,897          2,729,585             1,180,976       301,611,506
       Mortgage-backed securities                  41,412,724             23,962               231,017        41,205,669
                                             -----------------------------------------------------------------------------

                                                  836,160,582          6,278,379             3,300,002       839,138,959
                                             -----------------------------------------------------------------------------

      The estimated fair value of fixed interest securities is based on quoted market values.

      Realized gains and losses in 2005 include a loss of $7,859,862, relating to certain fixed income investments where the Company determined that there was an other than temporary decline in the value of those investments.

      As at December 31, 2005, it was determined that the total gross unrealized losses on investments should be recognized as realized losses. This is a direct result of the magnitude of the underwriting losses suffered by the Company during 2005. Due to the potential short-term nature of expected loss payments, the Company did not believe that it had the intent or the ability to hold the relevant investments until a market price recovery, or until maturity, and as such recognized an other than temporary impairment in investments described above.

      The Company did not have any investments in a single corporate security which exceeded 2% and 1.6% of total fixed interest securities as of December 31, 2005 and 2004, respectively.

      The following table sets forth certain information regarding the investment ratings of the company's fixed interest securities portfolio as of December 31, 2005 and 2004.

                                                                 2005                                   2004
                                                 ------------------------------------    ----------------------------------
       RATINGS                                          AMORTIZED                 %           AMORTIZED                %
                                                             COST                                  COST
                                                                $                                     $
                                                 --------------------------------------------------------------------------
       U.S. Government                                120,498,280                14          146,969,861               18
       U.S. Government-Sponsored Enterprises          369,580,139                41          347,715,100               41
       AAA                                            132,929,361                15           64,265,227                8
       AA                                              53,027,563                 6           45,157,940                5
       A                                              178,350,334                20          227,941,843               27
       BBB                                             38,131,103                 4            4,110,611                1
                                                 --------------------------------------------------------------------------

                                                      892,516,780               100          836,160,582              100
                                                 --------------------------------------------------------------------------

                                                                             (4)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      The amortized cost and estimated fair value amounts for fixed interest securities held at December 31, 2005 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.


                                                                                           AMORTIZED     ESTIMATED FAIR
                                                                                                COST              VALUE
                                                                                                   $                  $
                                                                                     -------------------------------------

      Due within one year                                                                  64,904,236         66,536,900
      Due after one year through five years                                               655,432,333        655,731,158
      Due after five years through ten years                                               47,860,803         48,002,289
                                                                                  -------------------------------------

                                                                                          768,197,372        770,270,347

      Mortgage-backed securities                                                          124,319,408        124,379,024
                                                                                     -------------------------------------

                                                                                          892,516,780        894,649,371
                                                                                     -------------------------------------

      The components of net investment income are as follows:

                                                                                2005              2004             2003
                                                                                   $                 $                $
                                                                    ------------------------------------------------------

      Interest on fixed maturities                                        37,085,044        30,403,659        27,758,971
      Net amortization of premium on fixed maturities                     (2,324,210)       (5,337,495)       (5,936,259)
      Interest on cash and cash equivalents                                  749,044         1,047,368           557,713
                                                                    ------------------------------------------------------

                                                                          35,509,878        26,113,532        22,380,425

      Net investment expenses                                               (978,346)         (740,516)       (1,482,464)
                                                                    ------------------------------------------------------

                                                                          34,531,532        25,373,016        20,897,961
                                                                    ------------------------------------------------------

      During 2005, 2004 and 2003, proceeds from sales of available-for-sale securities were $835,930,827, $610,701,636 and $564,819,740 respectively. Gross realized gains were $1,217,826, $2,990,444 and $5,548,574 and gross realized losses were $18,100,469, $1,985,079 and
      $418,276 for the years ended December 31, 2005, 2004 and 2003 respectively.

      White Mountain Advisors, LLC, the Company's investment advisors, receive a management fee at an annual rate of 0.1% of net invested assets. In 2004 and 2003 the annual rate was 0.1% and 0.2% respectively.

      In the normal course of business, the Company provides collateral in accordance with certain reinsurance agreements. The Company has cash equivalents of $7,358,639 and $2,840,794 and investments of $752,348,653 and $287,839,361 in trusts, as of December 31, 2005 and
      2004, respectively, provided as collateral.

4.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

      Loss and loss adjustment expense reserves are estimates subject to variability, and the variability could be material in the near term. The variability arises because all events affecting the ultimate settlement of claims have not taken place and may not take place for some time. Variability can be caused by receipt of additional claim

                                                                             (5)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      information, changes in judicial interpretation of contracts or significant changes in the severity or frequency of claims from historical trends. Loss and loss adjustment expenses estimates are based on all relevant information available to the Company. Methods of estimation are used which the Company believes produce reasonable results given current information.

      Reserve activity for loss and loss expenses is summarized below:

                                                                                                 2005                   2004
                                                                                                    $                      $
                                                                                      -----------------------------------------
       BALANCE - BEGINNING OF YEAR                                                         301,021,728            114,317,141
                                                                                      -----------------------------------------

       Net claims and claims expenses incurred for the year related to:
          Current year                                                                     987,678,228            306,534,301
          Prior year                                                                        38,652,875             (9,801,650)
                                                                                      -----------------------------------------

                                                                                         1,026,331,103            296,732,651
                                                                                      -----------------------------------------

       Net paid claims and claims expenses for the year related to:
          Current year                                                                      89,881,651             38,156,364
          Prior year                                                                       211,477,398             71,871,700
                                                                                      -----------------------------------------

                                                                                           301,359,049            110,028,064
                                                                                      -----------------------------------------

       BALANCE - END OF YEAR                                                             1,025,993,782            301,021,728
                                                                                      =========================================

     The Company suffered significant catastrophe losses during 2005 (see note 5). In addition, during 2005 there was adverse development of $41.6 million on the loss and loss adjustment expense reserves for hurricanes and typhoons recorded during 2004. The majority of this development was for marine and energy claims from hurricane Ivan, which were reported for the first time in 2005.

     The December 31, 2005 and 2004 year end balance is comprised of provisions for reported claims of $676,149,004 and $115,474,945 and provisions for claims incurred but not reported of $349,844,778 and $185,546,783, respectively.

5.   2005 CATASTROPHE LOSSES

     The Company suffered significant losses from the catastrophe events which occurred in 2005, the largest of which were the losses from Hurricanes Katrina, Rita and Wilma. The net impact to the Company was:

     ----------------------------------------------------- ---------------------- ---------------------- ----------------------
                                                                  KATRINA                 RITA                   WILMA
     ----------------------------------------------------- ---------------------- ---------------------- ----------------------
           Gross losses incurred                                 $714,915,375           $72,374,829           $67,047,264
     ----------------------------------------------------- ---------------------- ---------------------- ----------------------
           Reinstatement premiums earned                          (77,673,277)           (4,357,371)           (2,791,635)
     ----------------------------------------------------- ---------------------- ---------------------- ----------------------
           Override commission, brokerage & FET                    10,872,548               541,295               356,162
     ----------------------------------------------------- ---------------------- ---------------------- ----------------------
           NET IMPACT                                             648,114,646            68,558,753            64,611,791
     ----------------------------------------------------- ---------------------- ---------------------- ----------------------

      The Company's estimates for these losses are based on currently available information from cedants and actual losses may vary from these estimates due to the inherent uncertainties in reserving for such losses, and these variances could be material. 77% of the Company's loss and loss adjustment expense reserves as at December 31, 2005 were for these three Hurricanes.


                                                                             (6)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


6.   ADVISORY FEES PAYABLE

     Advisory fees payable represents override commission payable to the non-U.S. advisors, White Mountains Underwriting Limited and White Mountains Underwriting (Bermuda) Limited, (collectively White Mountains Underwriting) for all business on which they advise.

     There is no profit commission payable by Olympus Re to White Mountains Underwriting as at December 31, 2005 due to the underwriting loss sustained in 2005. The advisory agreements with White Mountains Underwriting provide for 20% of underwriting loss to be carried forward and applied against future profit commissions payable until extinguished (known as the "profit commission deficit"). As at December 31, 2005 and December 31, 2004 the total amount of the underwriting loss applicable to the advisory agreements was $576,764,961 and $0 respectively.

7.   MAJOR CUSTOMERS

     During the years ended December 31, 2005, 2004 and 2003, the Company derived 75%, 86% and 90%, respectively, of its premiums written from Folksamerica Reinsurance Company ("Folksamerica") for which the Company pays an override commission. During the years ended December 31, 2005 and 2004 and 2003, the Company derived 11%, 9% and 8% respectively, of its premiums written from business recommended by White Mountains Underwriting for which the Company pays an override commission. During the years ended December 31, 2005 and 2004, the Company derived 13% and 3% respectively, of its premiums written from Sirius International Insurance Corporation("Sirius") for which the Company pays an override commission. Folksamerica, White Mountains Underwriting and Sirius are wholly-owned subsidiaries of White Mountains Insurance Group Ltd. ("White Mountains"), parent of White
     Mountain Advisors, LLC.   White Mountains has an approximate 0.01%
     indirect ownership in the Company. Included in premiums receivable for the years ended December 31, 2005 and 2004 were amounts of $148,335,494 and $166,798,822, respectively, due from Folksamerica and $31,444,740 and $5,613,406 respectively from Sirius.

8.   CAPITAL STOCK

     (a)  AUTHORIZED SHARES

          The Company's authorized share capital is 20,000,000 common shares of the par value of $0.01 each.

     (b)  COMMON SHARES

          At December 31, 2005 and 2004, the total issued and outstanding common shares of the Company were 3,519,289 and 3,716,378, respectively, with a par value of $0.01. The holders of the ordinary shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder (excluding Leucadia National Corporation) constitute 9.5 percent or more of the outstanding common shares of the Company, only a fraction of the vote will be allowed so as not to exceed 9.5 percent. There are various restrictions on the ability of shareholders to dispose of their shares.

          The Company's Bye-laws provide that the shareholders have an annual put option to request that the Company repurchase any or all of their shares. Such repurchase is subject to capital adequacy of the Company under The Act and the approval of the Board of Directors of the Company. At December 31, 2005 the Company had received requests to repurchase 86,506 shares which will cost the Company $523,361 at year end net asset value. The repurchase of these shares is subject to approval by the Board of Directors at their first meeting in 2006.

          In the years ended December 31, 2005 and 2004, the Company used cash of $34,652,012 and $122,984,606 to repurchase a total of 197,088 and
          669,336 shares respectively.

                                                                             (7)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

9.   TAXATION

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

10.  STATUTORY REQUIREMENTS

     Under The Act, Olympus Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Act also requires Olympus Re to maintain a minimum share capital of $1,000,000 and to meet a minimum solvency margin equal to the greater of $100,000,000, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. Olympus Re did not meet the minimum solvency margin at December 31, 2005. Olympus Re exceeded the minimum solvency margin as at December 31, 2004 and 2003.

     Statutory capital and surplus as reported under The Act is different from shareholders' equity as determined in conformity with accounting principles generally accepted in the United States of America ("GAAP") due to certain items that are capitalized under GAAP but expensed under The Act.

     Olympus Re is also required to maintain a minimum liquidity ratio under the Act, which was met for the years ended December 31, 2005, 2004 and 2003.

     The Company reported the statutory non-compliance to the Bermuda Monetary Authority ("BMA") and met with them to discuss plans to return to compliance. Olympus Re returned to compliance under The Act in January 2006 following the completion of the capital raise (see note 11). The BMA has restricted Olympus Re's license with effect from January 1, 2006 to only write the quota share treaties with Folksamerica.

11.  CAPITAL RAISING ACTIVITIES

     During late 2005 and early 2006 the Company conducted a capital raise through concurrent private placement memoranda (the "Memoranda"). The Memoranda allowed potential investors the choice of investing in the operations of the Company and/or Helicon. Helicon's operations involve the participation, through Helicon Re, in the quota share business with Folksamerica on similar terms as Olympus Re.

     The Company received $32,740,242 in subscriptions in respect of the capital raise prior to December 31, 2005. In addition the Company has incurred expenses of $1,434,635 for the year ended December 31, 2005 in respect of the capital raise and has deferred these. They will be offset against the proceeds of the capital raise in 2006.

     The capital raise closed in January 2006. The Company raised a total of $156,500,000 for the operations of Olympus Re and an additional $145,500,000 was raised for the operations of Helicon Re. At the date of the closing Helicon repurchased its own shares from the Company and consequently as of that date its results are no longer consolidated by Olympus Re Holdings, Ltd.

                                                                             (8)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     The capital raise resulted in 8.5 million new shares issued by the Company during January 2006 with an additional 17.5 million shares to be issued promptly following the release of the audited financial statements for the year ended December 31, 2005.

     As part of the capital raise process of the Company, White Mountains Underwriting has consented to an arrangement whereby Helicon Re may use portions of Olympus Re's profit commission deficit (see note 6) to settle profit commissions which would otherwise be payable by Helicon Re to White Mountains Underwriting. This is accomplished by an agreement whereby Helicon Re must annually purchase for cash from Olympus Re, at book value, the amount of the profit commission deficit that Helicon Re can use in any given year to settle its own profit commission payable to White Mountains Underwriting. This arrangement will remain in place until all of Olympus Re's profit commission deficit as of December 31, 2005 is utilized.


                                                                             (9)

                       EAGLEROCK CAPITAL PARTNERS (QP), LP



                              FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2005

                       EAGLEROCK CAPITAL PARTNERS (QP), LP












================================================================================
                                                            FINANCIAL STATEMENTS
                                             THREE YEARS ENDED DECEMBER 31, 2005

                       EAGLEROCK CAPITAL PARTNERS (QP), LP


                                                                        CONTENTS

================================================================================
        EAGLEROCK CAPITAL PARTNERS (QP), LP

        INDEPENDENT AUDITORS' REPORT                                         3

        FINANCIAL STATEMENTS:
           Statements of assets and liabilities                              4
           Statements of operations                                          5
           Statements of changes in partners' capital                        6
           Statements of changes in net assets                               7
           Summary of business and significant accounting policies         8-9
           Notes to financial statements                                 10-13

        EAGLEROCK MASTER FUND, LP                                           14

        INDEPENDENT AUDITORS' REPORT                                        15

        FINANCIAL STATEMENTS:
           Statements of assets and liabilities                             16
           Condensed schedule of investments - December 31, 2005         17-23
           Condensed schedule of investments - December 31, 2004         24-29
           Statements of operations                                         30
           Statements of changes in partners' capital                       31
           Statements of changes in net assets                              32
           Summary of business and significant accounting policies       33-36
           Notes to financial statements                                 37-40

INDEPENDENT AUDITORS' REPORT


The Partners
EagleRock Capital Partners (QP), LP
New York, New York

We have audited the accompanying statements of assets and liabilities of EagleRock Capital Partners (QP), LP (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and changes in net assets for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 3(b), pursuant to the terms of its agreements with its limited partners and assuming the General Partner enters no agreements to the contrary going forward, the interests of the existing limited partners of EagleRock Capital Partners (QP), LP will be redeemed in 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Capital Partners
(QP), LP as of December 31, 2005 and 2004, and the results of its operations, changes in partners' capital and its changes in net assets for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP


New York, New York

February 17, 2006


                                                                                  EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                                                  STATEMENTS OF ASSETS AND LIABILITIES
 =====================================================================================================================

 December 31,                                                                       2005                     2004
 ---------------------------------------------------------------------------------------------------------------------
 ASSETS
 Investment in EagleRock Master Fund, LP                                         $122,938,768           $163,520,126
 Cash                                                                                     556                    556
 Other assets                                                                           4,766                      -
 ---------------------------------------------------------------------------------------------------------------------
                                                                                  122,944,090            163,520,682
 LIABILITIES
 Capital withdrawal payable (Note 3(a))                                             1,805,269                      -
 Due to EagleRock Master Fund, LP (Note 2)                                                  -              1,974,347
 ----------------------------------------------------------------------------------------------------------------------
 NET ASSETS (PARTNERS' CAPITAL) (NOTE 3)                                         $121,138,821           $161,546,335
 ======================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                 EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                                                            STATEMENTS OF OPERATIONS
 ====================================================================================================================

 Year ended December 31,                                         2005                 2004                 2003
 ---------------------------------------------------------------------------------------------------------------------
 INVESTMENT (LOSS) INCOME:
    Net investment (loss) income allocated from
       EagleRock Master Fund, LP:
         Interest                                            $   7,019,216         $  4,326,725         $  4,401,712
         Dividends                                                 942,273            1,024,367            2,020,980
         Expenses                                              (10,675,122)          (7,186,079)          (4,281,435)
 ---------------------------------------------------------------------------------------------------------------------
            NET INVESTMENT (LOSS) INCOME FROM                   (2,713,633)          (1,834,987)           2,141,257
               EAGLEROCK MASTER FUND, LP
    Interest income                                                      -                  556                    -
 ---------------------------------------------------------------------------------------------------------------------
            TOTAL INVESTMENT (LOSS) INCOME                      (2,713,633)          (1,834,431)           2,141,257
 ---------------------------------------------------------------------------------------------------------------------
 EXPENSES:
    Management fee (Note 2)                                      1,501,405            1,068,296              584,522
    Other                                                            4,400                    -                    -
 ---------------------------------------------------------------------------------------------------------------------
            TOTAL EXPENSES                                       1,505,805            1,068,296              584,522
 ---------------------------------------------------------------------------------------------------------------------
            NET INVESTMENT (LOSS) INCOME                        (4,219,438)          (2,902,727)           1,556,735
 REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
    ALLOCATED FROM EAGLEROCK MASTER FUND, LP:
       Net realized gain on investments                          6,012,886            5,606,973            9,686,036
       Net change in unrealized gain on investments            (40,395,693)          37,703,722           44,227,782
 ---------------------------------------------------------------------------------------------------------------------
 NET (LOSS) INCOME (NOTE 1)                                   $(38,602,245)         $40,407,968          $55,470,553
 =====================================================================================================================

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


                                                                                  EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                                           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

 =====================================================================================================================

 Three years ended December 31, 2005
 ---------------------------------------------------------------------------------------------------------------------
                                                         General                Limited
                                                         partner         partners (Note 3(b))           Total
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 2003                             $     885,194          $  45,515,172          $  46,400,366
 Net income (Note 1):
    Pro rata allocation                                   1,074,563             54,395,990             55,470,553
    Performance allocation                                4,991,114             (4,991,114)                     -
    Profit participation allocation                        (521,806)               521,806                      -
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2003                               6,429,065             95,441,854            101,870,919
 Capital contributions                                            -             23,000,000             23,000,000
 Capital withdrawals                                              -             (3,732,552)            (3,732,552)
 Net income (Note 1):
    Pro rata allocation                                   2,278,164             38,129,804             40,407,968
    Performance allocation                                4,427,330             (4,427,330)                     -
    Profit participation allocation                        (581,663)               581,663                      -
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2004                              12,552,896            148,993,439            161,546,335
 Capital withdrawals                                              -             (1,805,269)            (1,805,269)
 Net loss (Note 1):
    Pro rata allocation                                  (2,896,764)           (35,705,481)           (38,602,245)
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2005                            $  9,656,132           $111,482,689           $121,138,821
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                  EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                                                  STATEMENTS OF CHANGES IN NET ASSETS

 =====================================================================================================================

 Year ended December 31,                                       2005                  2004                 2003
 ---------------------------------------------------------------------------------------------------------------------
 (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS:
       Net investment (loss) income                        $   (4,219,438)      $   (2,902,727)      $    1,556,735
       Net realized gain on investments                         6,012,886            5,606,973            9,686,036
       Net change in unrealized gain on investments           (40,395,693)          37,703,722           44,227,782
 ---------------------------------------------------------------------------------------------------------------------
            NET (DECREASE) INCREASE IN NET ASSETS             (38,602,245)          40,407,968           55,470,553
               RESULTING FROM OPERATIONS
 ---------------------------------------------------------------------------------------------------------------------
 (DECREASE) INCREASE IN NET ASSETS FROM CAPITAL
    TRANSACTIONS:
       Capital contributions                                            -           23,000,000                    -
       Capital withdrawals                                     (1,805,269)          (3,732,552)                   -
 ---------------------------------------------------------------------------------------------------------------------
            NET (DECREASE) INCREASE IN NET ASSETS
               RESULTING FROM CAPITAL TRANSACTIONS             (1,805,269)          19,267,448                    -
 ---------------------------------------------------------------------------------------------------------------------
 TOTAL (DECREASE) INCREASE                                    (40,407,514)          59,675,416           55,470,553
 NET ASSETS, BEGINNING OF YEAR                                161,546,335          101,870,919           46,400,366
 ---------------------------------------------------------------------------------------------------------------------
 NET ASSETS, END OF YEAR                                     $121,138,821         $161,546,335         $101,870,919
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                            EAGLEROCK CAPITAL PARTNERS (QP), LP

                        SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

================================================================================

 BUSINESS EagleRock Capital Partners (QP), L.P. ("Partnership") is a Delaware limited partnership organized to invest and trade in securities and other investment vehicles and instruments. The Partnership invests a significant portion of its assets in EagleRock Master Fund, LP ("Master Fund"). On November 1, 2004, EagleRock Master Fund, a Delaware partnership, transferred its net assets and partnership interests to the Master Fund, a Cayman Islands exempted partnership that became the surviving master partnership. As a result of the transfer, the Partnership received a pro rata share of the Partnership interest in the Master Fund on that date. The Partnership is also a general partner in the Master Fund. Mariel Capital Management, LLC ("General Partner") is the general partner of the Partnership. The financial statements of the Master Fund are included elsewhere in this report and should be read with the Partnership's financial statements.

                    As more fully discussed in Note 3(b), pursuant to the terms of its agreements with its limited partners and assuming the General Partner enters no agreements to the contrary going forward, the interests of the existing limited partners of the Partnership will be redeemed in 2006.


 SIGNIFICANT
 ACCOUNTING
 POLICIES           INVESTMENT IN EAGLEROCK MASTER FUND, LP

                    The investment in the Master Fund is accounted for under the equity method, which reflects the Partnership's proportionate interest in the net assets and net income
                    (loss) of the Master Fund. Valuation of the investments held by the Master Fund is discussed in the notes to the Master Fund financial statements included elsewhere in this report. The percentage of the Master Fund partners' capital owned by the Partnership at December 31, 2005 and 2004 was approximately 65% and 72%, respectively.

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

================================================================================

                    INCOME TAXES

                    No income tax provision has been made in the accompanying financial statements since the partners are required to report their respective shares of the Partnership income in their individual income tax returns.

                    USE OF ESTIMATES

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   ALLOCATION OF NET
     INCOME (LOSS) AND
     PERFORMANCE
     ALLOCATION
     AND PROFIT
     PARTICIPATION
     ALLOCATION     The net income (loss) for the three years ended December 31,
                    2005 is allocated to each partner in accordance with the ratio of the capital account of each partner to the total of all capital accounts at the beginning of each fiscal period.

                    At the end of each performance period, 20% of net income in excess of cumulative loss is reallocated to the capital accounts of the General Partner as a performance allocation. The General Partner may, at its discretion, waive or alter this allocation. For one of the limited partners of the Partnership, a separate agreement exists stating that at the end of each performance period, 10% of net income in excess of cumulative loss is reallocated to the capital account of the General Partner. For the years ended December 31, 2004 and 2003, the performance allocation was $4,427,330 and $4,991,114, respectively. There was no performance allocation for the year ended December 31, 2005.

                    In consideration of one of the limited partner's contribution, the limited partner is entitled to receive 10% of any performance allocation paid to the General Partner by the Partnership and an affiliated partnership (the "Profit Participation Allocation"). Prior to June 1, 2003, the limited partner was entitled to 5% of any performance allocation paid to the General Partner by the Partnership. The General Partner may, at its discretion, increase this fee. For the years ended December 31, 2004 and 2003, the Profit Participation Allocation was $581,663 and $521,806, respectively. There was no profit participation allocation for the year ended December 31, 2005.

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

2.   DUE TO EAGLEROCK
     MASTER FUND, L.P.        MANAGEMENT FEES

                              EagleRock Capital Management, LLC ("Investment Manager") serves as the Investment Manager of the Partnership. The Partnership incurs a quarterly fee payable at the beginning of each quarter equal to .375% of the capital account balance of each limited partner as of the close of the preceding quarter. The General Partner may, at its discretion, reduce or eliminate this fee. Management fees are paid by the Master Fund and are discussed in the notes to the Master Fund's financial statements included elsewhere in this report. For one of the limited partners of the Partnership, a separate agreement exists stating that the Partnership incur a quarterly fee payable at the beginning of each quarter equal to .25% of the capital account balance of the limited partner as of the close of the preceding quarter. For the years ended December 31, 2005, 2004 and 2003, the Partnership's management fees were $1,501,405, $1,068,296 and $584,522, respectively. As of
                              December 31, 2005 and 2004 an aggregate amount of $0 and $1,974,347 was due to the Master Fund.



3.  CAPITAL TRANSACTIONS      (a)       CAPITAL WITHDRAWAL PAYABLE

                                        As of December 31, 2005, $1,805,269 was
                                        payable to a limited partner for a
                                        capital withdrawal and was paid during
                                        January 2006.

                                            EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                              (b)       SUBSEQUENT CAPITAL TRANSACTIONS

                                        Pursuant to the terms of its agreements
                                        with its limited partners, the General
                                        Partner began to redeem the interests of the existing limited partners of the Partnership during the first quarter of 2006. During the period January 1 to February 17, 2006, the General Partner made redemption payments totaling approximately $18 million to the limited partners. Pursuant to the terms of its agreements with its limited partners, the General Partner intends to make payments in respect of the remaining approximately $93 million to the limited partners on a quarterly basis. Until the limited partners' interests are redeemed in full, the Partnership's capital remains invested at the discretion of the General Partner.


 4.  FINANCIAL HIGHLIGHTS     The financial highlights table represents the
                              Partnership's financial performance for the three years ended December 31, 2005 are as follows:

 Limited partner                            2005          2004          2003
--------------------------------------------------------------------------------
 Total return before performance
   allocation and profit
   participation allocation                (23.96)%        34.11%       119.51%
 Performance allocation, net of
   profit participation allocation              -          (3.45)        (9.82)
--------------------------------------------------------------------------------
       Total return after performance
         allocation and profit
         participation allocation (a)      (23.96)%        30.66%       109.69%
================================================================================
 Operating expense ratio (b)                 3.23%          3.19%         4.33%
 Performance allocation, net of
   profit participation allocation              -           3.45          9.82
--------------------------------------------------------------------------------
       Total expenses and performance
         allocation, net of profit
         participation allocation            3.23%          6.64%        14.15%
================================================================================
 Net investment (loss) income
    ratio (c)                               (3.02)%        (2.60)%        3.33%
================================================================================

                                            EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                  NOTES TO FINANCIAL STATEMENTS

================================================================================

          __________________
          The financial highlights are calculated based on the following criteria:

          (a) Total return is computed based on the change in value during the year of a theoretical investment made at the beginning of the year. The total return is shown net of operating expenses, management fees and the performance allocation, net of profit participation allocation.

               An individual partner's return may vary from the above returns based on different management fee and performance arrangements and the timing of capital transactions.

          (b) The operating expense ratio is calculated by dividing the total operating expenses by the average net assets of a theoretical investment made at the beginning of the year. The operating expense ratio is based on the expenses allocated to each limited partner prior to the effects of any performance allocation, net of profit participation allocation.

               The expense ratios attributable to an individual partner's account may vary based on different management fee and performance arrangements and the timing of capital transactions.

          (c) The net investment (loss) income ratio is calculated by dividing the net investment (loss) income by the average net assets of a theoretical investment made at the beginning of year. The net investment (loss) income ratio is based on the net investment income allocated to a limited partner prior to the effects of a performance allocation, net of profit participation allocation.

               The net investment (loss) income ratio attributable to an individual partner's account may vary based on different management fee and performance arrangements and based on timing of capital transactions.

                            EAGLEROCK MASTER FUND, LP












================================================================================
                                                            FINANCIAL STATEMENTS
                                             THREE YEARS ENDED DECEMBER 31, 2005

INDEPENDENT AUDITORS' REPORT

The Partners
EagleRock Master Fund, LP
Grand Cayman, Cayman Islands

We have audited the accompanying statements of assets and liabilities, including the condensed schedules of investments, of EagleRock Master Fund LP (formerly, EagleRock Master Fund) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and changes in net assets for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 6, and pursuant to agreements with existing limited partners of its Feeder Funds, a significant portion of the interests of the existing limited partners in its Feeder Funds will be redeemed. The Partnership commenced making such redemption payments in the first quarter of 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Master Fund LP as of December 31, 2005 and 2004, and the results of its operations, changes in partners' capital and changes in net assets for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


BDO Seidman, LLP


New York, New York

February 17, 2006


                                                                                            EAGLEROCK MASTER FUND, LP

                                                                                 STATEMENTS OF ASSETS AND LIABILITIES
                                                                                             (EXPRESSED IN US DOLLARS)

 =====================================================================================================================
 December 31,                                                                      2005                    2004
 ---------------------------------------------------------------------------------------------------------------------
 ASSETS
 Investments in securities, at fair value (cost $299,102,075 and
    $377,657,524) (Notes 1 and 5)                                                $326,074,156           $468,825,344
 Investment in securities pledged to counterparty, at fair value (cost
    $18,049,368 and $-0-) (Notes 1, 4 and 5)                                       17,866,699                      -
 Dividends and interest receivable                                                    657,016              1,144,386
 Due from affiliates (Note 3)                                                               -              2,302,938
 Other                                                                                      -                  9,166
 ---------------------------------------------------------------------------------------------------------------------
                                                                                  344,597,871            472,281,834
 ---------------------------------------------------------------------------------------------------------------------
 LIABILITIES
 Securities sold, not yet purchased, at fair value (proceeds
    $138,444,811 and $81,968,106) (Notes 1 and 5)                                 133,421,837             79,791,970
 Unrealized loss on open swap contracts (Notes 1 and 5)                               871,148                      -
 Due to brokers, net (Note 1)                                                      19,344,126            165,062,685
 Dividends and interest payable                                                     1,276,936              1,013,698
 Accrued expenses and other liabilities (Note 3)                                       20,000                 72,065
 ---------------------------------------------------------------------------------------------------------------------
                                                                                  154,934,047            245,940,418
 ---------------------------------------------------------------------------------------------------------------------
 CONTINGENCY (NOTE 7)
 NET ASSETS (PARTNERS' CAPITAL) (NOTE 6)                                         $189,663,824           $226,341,416
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP

                                                                                 CONDENSED SCHEDULE OF INVESTMENTS
                                                                                          (EXPRESSED IN US DOLLARS)
===================================================================================================================

 December 31, 2005
-------------------------------------------------------------------------------------------------------------------
     Number of                                                                % of net assets of
    shares/face          Description                                              $189,663,824         Fair value
-------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES:
                       Common stock:
                            United States:
                               Automotive                                               1.75%        $    3,319,015
                               Building materials                                        .54              1,017,000
                               Business services                                        7.37             13,985,685
                               Capital equipment                                        7.62             14,447,084
                               Chemicals                                                5.49             10,420,607
                               Consumer products:
      2,508,302                   Interstate Bakeries Corp.                             9.85             18,686,850
                                  Other                                                 5.18              9,816,624
                               Electronics                                              7.89             14,965,775
                               Energy                                                   7.25             13,752,800
                               Financial services                                       3.75              7,106,285
                               Food processing:
      2,540,864                   Darling International Inc.                            5.32             10,087,230
                                  Other                                                  .01                 10,027
                               Health & death care                                      3.10              5,888,703
                               Housing                                                   .35                666,248
                               Index                                                    3.24              6,146,436
                               Media, entertainment & leisure:
        754,744                   World Wrestling Entertainment Inc.                    5.84             11,079,642
                                  Other                                                 3.74              7,099,638
                               Mining and metals                                        3.88              7,352,194
                               Networking                                                .16                312,509
                               Packaging & containers                                   4.68              8,882,504
                               Paper products                                            .37                694,238
                               Pharmaceuticals and biotech                              4.48              8,497,380
                               Retail                                                   4.32              8,197,348
                               Semis                                                    6.05             11,468,661
                               Software                                                 7.81             14,809,890
                               Telecommunications                                      11.29             21,393,586
                               Transportation and defense                               3.13              5,940,373
                               Utilities                                                1.57              2,983,038
--------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - UNITED STATES
                                  (COST $227,046,587)                                 126.03            239,027,370
====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                             EAGLEROCK MASTER FUND, LP


                                                                                      CONDENSED SCHEDULE OF INVESTMENTS
                                                                                               (EXPRESSED IN US DOLLARS)
========================================================================================================================
 December 31, 2005
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                                  % of net assets of
    shares/face             Description                                            $189,663,824          Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Common stock (continued):
                          Bermuda:
                            Telecommunications                                           .08%       $       150,794
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - BERMUDA
                                    (COST  $153,086)                                     .08                150,794
 ---------------------------------------------------------------------------------------------------------------------
                          Canada:
                            Energy                                                       .03                 60,236
                            Software                                                     .02                 45,360
                            Transportation and defense                                   .16                295,723
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - CANADA
                                    (COST  $420,605)                                     .21                401,319
 ---------------------------------------------------------------------------------------------------------------------
                          England:
                            Telecommunications                                          3.03              5,755,826
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - ENGLAND
                                   (COST $1,895,474)                                    3.03              5,755,826
 ---------------------------------------------------------------------------------------------------------------------
                          France:
                            Chemicals                                                    .17                326,345
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - FRANCE
                                    (COST $148,620)                                      .17                326,345
 ---------------------------------------------------------------------------------------------------------------------
                          Germany:
                            Financial services                                           .17                331,100
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - GERMANY
                                   (COST $598,695)                                       .17                331,100
 ---------------------------------------------------------------------------------------------------------------------
                          Italy:
                            Food processing                                             2.64              4,995,173
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - ITALY
                                  (COST $6,486,204)                                     2.64              4,995,173
 ---------------------------------------------------------------------------------------------------------------------
                          South Africa:
                            Mining and metals                                            .44                825,613
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - SOUTH AFRICA
                                  (COST $700,163)                                        .44                825,613
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK (COST $237,449,434)              132.77            251,813,540
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                            EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================

  December 31, 2005
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                                  % of net assets of
    shares/face               Description                                          $189,663,824         Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Long-term debt securities
                            United States:
                               Automotive                                                .57%        $    1,072,315
                               Building materials                                       2.33              4,427,500
                               Business services                                         .92              1,744,200
                               Chemicals                                                 .54              1,032,750
                               Consumer products                                         .13                238,750
                               Electronics                                               .52                982,500
                               Financial services                                        .86              1,638,875
                               Health and death care                                     .63              1,189,500
                               Media, entertainment and leisure                         7.59             14,391,647
                               Mining and metals:
     15,750,000                   WCI Steel 10% 12/1/04 Sr Nts                          5.77             10,946,250
                                  Other                                                 2.19              4,156,025
                               Packaging and containers                                  .80              1,513,818
                               Retail                                                    .06                110,355
                               Semis                                                     .67              1,269,125
                               Telecommunications                                       3.11              5,907,630
                               Transportation and defense                               5.79             10,972,143
                               Utilities                                                 .42                801,000
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -
                                       UNITED STATES (COST $59,327,430)                32.90             62,394,383
 ---------------------------------------------------------------------------------------------------------------------
                               Bermuda:
                                  Pharmaceuticals and biotech                            .74              1,397,250
                                  Telecommunications                                     .99              1,878,000
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES  -
                                       BERMUDA (COST $1,350,006)                        1.73              3,275,250
 ---------------------------------------------------------------------------------------------------------------------
                               England:
                                  Automotive                                             .76              1,445,000
                                  Telecommunications                                    2.67              5,059,672
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -
                                       ENGLAND (COST $6,686,967)                        3.43              6,504,672
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                            EAGLEROCK MASTER FUND, LP


                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
 =====================================================================================================================
 December 31, 2005
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                                 % of net assets of
    shares/face                 Description                                        $189,663,824         Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Long-term debt securities (continued):
                               Mexico:
                                  Telecommunications                                    1.20%        $    2,278,943
 ----------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -                   1.20              2,278,943
                                       MEXICO (COST $1,654,435)
 ----------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES
                                       (COST $69,018,838)                              39.26             74,453,248
 ----------------------------------------------------------------------------------------------------------------------
                       Preferred stock:
                          United States:
                            Automotive                                                   .06                110,412
                            Building materials                                          3.86              7,309,470
                            Media, entertainment and leisure                             .92              1,742,624
                            Mining and metals                                           2.20              4,176,975
                            Pharmaceuticals and biotech                                  .36                685,125
                            Telecommunications                                           .20                377,304
                            Transportation and defense                                   .03                 60,015
                            Utilities                                                    .84              1,594,368
 ----------------------------------------------------------------------------------------------------------------------
                                    TOTAL PREFERRED STOCK (COST $8,703,602)             8.47             16,056,293
 ----------------------------------------------------------------------------------------------------------------------
                       Options purchased (cost $1,979,569):
                          United States                                                  .83              1,617,774
 ----------------------------------------------------------------------------------------------------------------------
                                    TOTAL INVESTMENTS IN SECURITIES
                                       (COST $317,151,443)                            181.33%          $343,940,855
 ======================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                            EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================
 December 31, 2005
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                                % of net assets of
    shares/face                 Description                                      $189,663,824         Fair value
---------------------------------------------------------------------------------------------------------------------
                    SECURITIES SOLD, NOT YET PURCHASED:
                       Common stock:
                          United States:
                            Automotive                                                   .40%       $       753,936
                            Building materials                                          1.48              2,813,505
                            Capital equipment                                           2.59              4,903,060
                            Chemicals                                                    .47                896,928
                            Consumer products                                            .66              1,252,292
                            Electronics                                                  .23                439,951
                            Energy                                                       .74              1,409,055
                            Financial services                                          1.22              2,318,349
                            Health and death care                                        .34                652,761
                            Index                                                       4.50              8,517,486
                            Media, entertainment and leisure                             .10                183,376
                            Mining and metals                                            .54              1,031,102
                            Packaging and containers                                     .41                783,036
                            Paper products                                               .01                 18,640
                            Pharmaceuticals and biotech                                  .35                662,450
                            Retail                                                      1.26              2,397,753
                            Telecommunications                                           .73              1,385,920
                            Transportation and defense                                   .32                599,164
---------------------------------------------------------------------------------------------------------------------
                                TOTAL COMMON STOCK - UNITED STATES
                                   (PROCEEDS $32,928,257)                              16.35             31,018,764
---------------------------------------------------------------------------------------------------------------------
                          Canada:
                            Transportation and defense                                   .16                295,723
---------------------------------------------------------------------------------------------------------------------
                                TOTAL COMMON STOCK - CANADA
                                  (PROCEEDS $279,130)                                    .16                295,723
---------------------------------------------------------------------------------------------------------------------
                          England:
                            Telecommunications                                          2.29              4,343,345
---------------------------------------------------------------------------------------------------------------------
                                TOTAL COMMON STOCK - ENGLAND
                                  (PROCEEDS $4,024,423)                                 2.29              4,343,345
---------------------------------------------------------------------------------------------------------------------
                          Germany:
                            Food packaging                                               .15                291,632
---------------------------------------------------------------------------------------------------------------------
                                TOTAL COMMON STOCK - GERMANY
                                   (PROCEEDS $299,456)                                   .15                291,632
---------------------------------------------------------------------------------------------------------------------
                                TOTAL COMMON STOCK - (PROCEEDS $37,531,266)            18.95             35,949,464
=====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                   CONDENSED SCHEDULE OF INVESTMENTS
                                                                                            (EXPRESSED IN US DOLLARS)
 =====================================================================================================================

  December 31, 2005
  --------------------------------------------------------------------------------------------------------------------
     Number of                                                                % of net assets of
    shares/face                   Description                                      $189,663,824         Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                       Long-term debt securities:
                          United States:
                          Automotive                                                    2.27%        $    4,301,875
                          Building materials:
     15,100,000             Owens Corning 7.5% 8/1/18                                   6.13             11,627,000
                            Other                                                       1.09              2,070,000
                          Capital equipment                                              .51                970,000
                          Chemicals                                                     1.61              3,051,000
                          Consumer products                                             1.13              2,143,250
                          Financial services                                            1.21              2,291,500
                          Health and death care                                         2.20              4,182,000
                          Media, entertainment and leisure                              5.32             10,081,125
                          Mining and metals:
      9,900,000             U.S. Steel 9.75% 5/15/10                                    5.64             10,692,000
                            Other                                                       6.89             13,070,500
                          Paper products                                                 .67              1,274,000
                          Packaging and containers                                      7.24             13,742,250
                          Retail                                                        2.79              5,287,500
                          Transportation and defense                                     .61              1,148,000
                          Utilities                                                     4.41              8,360,000
  --------------------------------------------------------------------------------------------------------------------
                                TOTAL UNITED STATES (PROCEEDS $97,872,728)             49.72             94,292,000
  --------------------------------------------------------------------------------------------------------------------
                       Preferred stock:
                          United States:
                            Building materials                                           .72              1,365,000
                            Utilities                                                    .36                679,250
  --------------------------------------------------------------------------------------------------------------------
                                TOTAL PREFERRED STOCK (PROCEEDS $1,973,982)             1.08              2,044,250
  --------------------------------------------------------------------------------------------------------------------
                          Options written:
                            United States                                                .61              1,136,123
  --------------------------------------------------------------------------------------------------------------------
                                TOTAL OPTIONS WRITTEN (PROCEEDS $1,066,836)              .61              1,136,123
  --------------------------------------------------------------------------------------------------------------------
                                TOTAL SECURITIES SOLD, NOT YET PURCHASED               70.36%          $133,421,837
                                   (PROCEEDS $138,444,811)
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================
 December 31, 2005
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                               % of net assets of
    shares/face                 Description                                    $189,663,824            Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    UNREALIZED LOSS ON OPEN SWAP CONTRACTS:
                       Credit default swaps                                              .46%       $       871,148
 ---------------------------------------------------------------------------------------------------------------------
                                TOTAL UNREALIZED LOSS ON OPEN SWAP                       .46%       $       871,148
                                   CONTRACTS
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                            EAGLEROCK MASTER FUND, LP

                                                                                     CONDENSED SCHEDULE OF INVESTMENTS
                                                                                              (EXPRESSED IN US DOLLARS)
=======================================================================================================================
 December 31, 2004
 ----------------------------------------------------------------------------------------------------------------------
     Number of                                                                 % of net assets of
    shares/face               Description                                         $226,341,416           Fair value
 ----------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES:
                       Common stock:
                            United States:
                               Building materials                                        .51%         $    1,161,807
                               Business services                                        2.48               5,627,465
                               Capital equipment                                        8.62              19,525,136
                               Chemicals:
     10,702,820                   Solutia Inc.                                          5.53              12,522,299
                                  Other                                                  .68               1,529,712
                               Consumer products:
      2,831,639                   Interstate Bakeries Corp.                             8.01              18,122,490
                                  Other                                                 7.35              16,637,751
                               Electronics                                              6.82              15,428,788
                               Energy                                                   2.99               6,777,288
                               Financial services                                       4.33               9,791,463
                               Food processing:
      4,267,101                   Darling International Inc.                            8.22              18,604,560
                                  Other                                                 0.00                   2,306
                               Health & death care                                      5.99              13,550,291
                               Index                                                     .05                 110,396
                               Media, entertainment & leisure                           8.72              19,743,377
                               Mining and metals                                        2.78               6,301,479
                               Packaging and containers:
      2,363,801                   Constar International Inc.                            8.06              18,248,544
                                  Other                                                  .45               1,008,018
                               Pharmaceuticals                                           .60               1,366,558
                               Retail                                                   9.47              21,440,736
                               Software                                                16.06              36,347,918
                               Telecommunications                                       8.05              18,211,070
                               Transportation and defense                               3.87               8,749,027
                               Utilities                                                4.15               9,387,387
                               Wireless Communications                                  4.11               9,299,492
 ----------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - UNITED STATES
                                  (COST $229,389,463)                                 127.90             289,495,358
 ======================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================

 December 31, 2004
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                                % of net assets of
    shares/face                   Description                                     $226,341,416          Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Common stock (continued):
                          Canada:
                            Transportation and defense                                   .12%        $       267,653
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - CANADA
                                    (COST $150,554)                                      .12                 267,653
 ---------------------------------------------------------------------------------------------------------------------
                          China:
                            Software                                                    1.40               3,172,433
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - CHINA
                                    (COST $3,156,229)                                   1.40               3,172,433
 ---------------------------------------------------------------------------------------------------------------------
                          England:
                            Telecommunications                                           .07                 160,844
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - ENGLAND
                                    (COST $229,485)                                      .07                 160,844
 ---------------------------------------------------------------------------------------------------------------------
                          France:
                            Chemicals                                                    .41                 936,249
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - FRANCE
                                    (COST  $474,997)                                     .41                 936,249
 ---------------------------------------------------------------------------------------------------------------------
                          Germany:
                            Financial services                                           .68               1,543,000
                            Health & death care                                          .04                  83,525
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - GERMANY
                                    (COST $1,489,915)                                    .72               1,626,525
 ---------------------------------------------------------------------------------------------------------------------
                          Mexico:
                            Media, entertainment & leisure                               .08                 191,208
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - MEXICO
                                    (COST $178,388)                                      .08                 191,208
 ---------------------------------------------------------------------------------------------------------------------
                          Norway:
                            Energy                                                       .26                 578,516
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - NORWAY
                                    (COST $201,021)                                      .26                 578,516
 ---------------------------------------------------------------------------------------------------------------------
                          Russia:
                            Energy                                                       .56               1,262,055
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - RUSSIA (COST                      .56               1,262,055
                                    $1,346,876)
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================

 December 31, 2004
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                                  % of net assets of
    shares/face                Description                                          $226,341,416         Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Common stock (continued):
                          South Africa:
                            Mining and metals                                            .96%         $    2,167,776
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK - SOUTH AFRICA
                                  (COST $2,328,853)                                      .96               2,167,776
 ---------------------------------------------------------------------------------------------------------------------
                                  TOTAL COMMON STOCK (COST $238,945,781)              132.48             299,858,617
 ---------------------------------------------------------------------------------------------------------------------
                       Long-term debt securities:
                            United States:
                               Building materials                                       1.03               2,329,875
                               Business services                                        1.49               3,380,600
                               Capital equipment                                        1.01               2,281,250
                               Chemicals                                                 .96               2,187,000
                               Consumer products                                         .97               2,212,825
                               Electronics                                               .46               1,057,500
                               Energy                                                    .83               1,870,750
                               Financial services                                       2.35               5,329,750
                               Index                                                     .40                 900,000
                               Media, entertainment & leisure                           9.53              21,557,505
                               Mining and metals:
     26,100,000                   WCI Steel Inc 10% 12/1/04 Sr Nts                      8.65              19,575,000
                                  Other                                                 2.68               6,073,913
                               Packaging and containers                                 3.03               6,861,000
                               Pharmaceuticals                                           .33                 740,000
                               Retail                                                   1.45               3,270,306
                               Telecommunications                                       2.55               5,767,215
                               Transportation and defense:
     30,225,000                   Delta Airlines 8.3% 12/15/29                          6.01              13,601,250
                                  Other                                                 3.23               7,298,638
                               Utilities                                                8.52              19,278,000
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -
                                       UNITED STATES (COST $98,068,993)                55.48             125,572,377
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================

 December 31, 2004
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                              % of net assets of
    shares/face                 Description                                    $226,341,416             Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Long-term debt securities (continued):
                          Bermuda:
                            Telecommunications                                          3.60%         $    8,144,900
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES  -
                                       BERMUDA (COST $8,224,170)                        3.60               8,144,900
 ---------------------------------------------------------------------------------------------------------------------
                          England:
                            Automotive                                                   .85               1,929,375
                            Telecommunications                                           .02                  50,000
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -
                                       ENGLAND (COST $1,236,855)                         .87               1,979,375
 ---------------------------------------------------------------------------------------------------------------------
                          Italy:
                            Consumer products                                           2.27               5,126,585
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -
                                       ITALY (COST $11,532,266)                         2.27               5,126,585
 ---------------------------------------------------------------------------------------------------------------------
                          Mexico:
                            Wireless communications                                      .78               1,778,688
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -
                                       MEXICO (COST $1,654,435)                          .78               1,778,688
 ---------------------------------------------------------------------------------------------------------------------
                          Norway:
                            Energy                                                      1.08               2,435,543
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES -
                                       NORWAY (COST $1,356,611)                         1.08               2,435,543
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL LONG-TERM DEBT SECURITIES
                                      (COST $122,073,330)                              64.08             145,037,468
 ---------------------------------------------------------------------------------------------------------------------
                       Preferred stock:
                          United States:
                            Building materials                                          2.86               6,480,000
                            Consumer products                                            .11                 243,000
                            Electronics                                                 1.22               2,750,000
                            Financial services                                           .61               1,378,000
                            Media, entertainment & leisure                              1.43               3,235,255
                            Packaging and containers                                     .65               1,483,920
                            Transportation and defense                                   .28                 648,659
                            Utilities                                                    .16                 352,568
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL PREFERRED STOCK (COST $8,322,031)             7.32              16,571,402
 ---------------------------------------------------------------------------------------------------------------------

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================

 December 31, 2004
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                               % of net assets of
    shares/face                  Description                                     $226,341,416           Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    INVESTMENTS IN SECURITIES (CONTINUED):
                       Options purchased (cost $8,316,382):
                          United States                                                 3.25%         $    7,357,857
 ---------------------------------------------------------------------------------------------------------------------
                                    TOTAL INVESTMENTS IN SECURITIES
                                      (COST $377,657,524)                             207.13%           $468,825,344
 =====================================================================================================================
                    SECURITIES SOLD NOT YET PURCHASED:
                       Common stock:
                          United States:
                            Automotive                                                   .30%        $       674,610
                            Capital equipment                                           1.52               3,447,267
                            Chemicals                                                    .72               1,619,352
                            Consumer products                                            .35                 789,654
                            Electronics                                                  .74               1,671,917
                            Energy                                                       .56               1,281,500
                            Financial services                                          1.14               2,571,204
                            Health & death care                                          .15                 340,800
                            Index                                                        .01                  12,821
                            Mining and metals                                           1.14               2,589,750
                            Pharmaceuticals                                              .78               1,757,610
                            Retail                                                       .69               1,559,000
                            Software                                                     .02                  34,842
                            Telecommunications                                           .03                  77,412
                            Transportation and defense                                   .04                  95,563
 ---------------------------------------------------------------------------------------------------------------------
                                TOTAL COMMON STOCK - UNITED STATES
                                   (PROCEEDS $18,421,290)                               8.19              18,523,302
 ---------------------------------------------------------------------------------------------------------------------
                       Preferred stock:
                          United States:
                            Building Materials                                           .80               1,800,000
 ---------------------------------------------------------------------------------------------------------------------
                                TOTAL PREFERRED STOCK (PROCEEDS $1,990,073)              .80               1,800,000
 =====================================================================================================================

       See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                    CONDENSED SCHEDULE OF INVESTMENTS
                                                                                             (EXPRESSED IN US DOLLARS)
======================================================================================================================

 December 31, 2004
 ---------------------------------------------------------------------------------------------------------------------
     Number of                                                               % of net assets of
    shares/face                 Description                                     $226,341,416           Fair value
 ---------------------------------------------------------------------------------------------------------------------
                    SECURITIES SOLD, NOT YET PURCHASED (CONTINUED):
                       Long-term debt securities:
                          United States:
                            Automotive                                                  3.64%         $    8,240,940
                            Capital equipment                                           3.24               7,325,750
                            Chemicals                                                   2.30               5,197,500
                            Consumer products                                           2.11               4,767,750
                            Energy                                                       .09                 194,250
                            Financial services                                           .88               1,998,000
                            Mining and metals                                           6.24              14,120,250
                            Packaging and containers                                    4.06               9,189,188
                            Retail                                                       .46               1,045,000
                            Transportation and defense                                  1.68               3,810,125
                            Utilities                                                    .67               1,525,000
 --------------------------------------------------------------------------------------------------------------------
                                  TOTAL LONG-TERM DEBT SECURITIES
                                  (PROCEEDS $58,666,374)                               25.37              57,413,753
 ---------------------------------------------------------------------------------------------------------------------
                       Options written (proceeds $2,890,369):
                          United States:                                                 .91               2,054,915
 ---------------------------------------------------------------------------------------------------------------------
                                TOTAL SECURITIES SOLD, NOT YET PURCHASED
                                   (PROCEEDS $81,968,106)                              35.27%          $  79,791,970
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                                          STATEMENTS OF OPERATIONS
                                                                                         (EXPRESSED IN US DOLLARS)
 =====================================================================================================================
 Year ended December 31,                                       2005                  2004                 2003
 ---------------------------------------------------------------------------------------------------------------------
 INVESTMENT INCOME:
    Interest                                                 $ 10,899,042         $  5,053,958         $  4,615,738
    Dividends, net of withholding taxes                         1,282,542            1,159,591            2,119,247
 ---------------------------------------------------------------------------------------------------------------------
         TOTAL INVESTMENT INCOME                               12,181,584            6,213,549            6,734,985
 ---------------------------------------------------------------------------------------------------------------------
 EXPENSES:
    Interest on securities sold, not yet purchased             11,536,812            4,526,696            2,449,318
    Margin interest                                             1,975,739            2,486,380            1,357,321
    Dividends on securities sold, not yet purchased               425,658              900,263              557,251
    Other (Note 4)                                              2,586,283              473,715              125,723
 ---------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                        16,524,492            8,387,054            4,489,613
 ---------------------------------------------------------------------------------------------------------------------
         NET INVESTMENT (LOSS) INCOME                          (4,342,908)          (2,173,505)           2,245,372
 NET REALIZED GAIN ON INVESTMENTS                              10,430,167            4,381,952           10,157,003
 NET CHANGE IN UNREALIZED GAIN ON INVESTMENTS                 (62,562,860)          52,979,588           46,378,281
 ---------------------------------------------------------------------------------------------------------------------
 NET (LOSS) INCOME (NOTE 2)                                  $(56,475,601)         $55,188,035          $58,780,656
 =====================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                                           EAGLEROCK MASTER FUND, LP

                                                                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                                                                           (EXPRESSED IN US DOLLARS)
 ===================================================================================================================================

 Three years ended December 31, 2005
 -----------------------------------------------------------------------------------------------------------------------------------
                                                      EagleRock             EagleRock        EagleRock Capital
                                                       Capital               Capital         Partners Offshore
                                                    Partners QP, L.P.      Partners, L.P.       Fund, Ltd.              Total
 -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 2003                                $46,721,895      $     352,723     $                       $ 47,074,618
 Capital contributions                                             -          6,800,000                      -         6,800,000
 Capital withdrawals                                               -            (48,935)                     -           (48,935)
 Net income (Note 2):
    Pro rata allocation                                   56,055,075          2,725,581                      -        58,780,656
 -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2003                              102,776,970          9,829,369                      -       112,606,339
 Transfer from EagleRock Capital Partners
  Offshore Fund, Ltd.                                              -                  -             10,100,017        10,100,017
 Capital contributions                                    23,000,000         15,654,565             13,525,012        52,179,577
 Capital withdrawals                                      (3,732,552)                 -                      -        (3,732,552)
 Net income (Note 2):
    Pro rata allocation                                   41,475,708          7,430,887              6,281,440        55,188,035
 -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2004                              163,520,126         32,914,821             29,906,469       226,341,416
 Capital contributions                                             -          5,500,000             35,700,000        41,200,000
 Capital withdrawals                                      (3,484,918)        (9,037,074)            (8,879,999)      (21,401,991)
 Net loss (Note 2):
    Pro rata allocation                                  (37,096,440)        (6,907,641)           (12,471,520)      (56,475,601)
 -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2005 (NOTE 6)                    $122,938,768        $22,470,106            $44,254,950      $189,663,824
 ===================================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.


                                                                                         EAGLEROCK MASTER FUND, LP


                                                                               STATEMENTS OF CHANGES IN NET ASSETS
                                                                                         (EXPRESSED IN US DOLLARS)
 =====================================================================================================================

 Year ended December 31,                                        2005                 2004                  2003
 ---------------------------------------------------------------------------------------------------------------------
 (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS:
       Net investment (loss) income                         $  (4,342,908)      $   (2,173,505)      $    2,245,372
       Net realized gain on investments                        10,430,167            4,381,952           10,157,003
       Net change in unrealized gain on investments           (62,562,860)          52,979,588           46,378,281
 ---------------------------------------------------------------------------------------------------------------------
         NET (DECREASE) INCREASE IN NET ASSETS
            RESULTING FROM OPERATIONS                         (56,475,601)          55,188,035           58,780,656
 ---------------------------------------------------------------------------------------------------------------------
 INCREASE (DECREASE) IN NET ASSETS FROM CAPITAL
    TRANSACTIONS:
       Transfer from EagleRock Capital Partners
         Offshore Fund, Ltd.                                            -           10,100,017                    -
       Capital contributions                                   41,200,000           52,179,577            6,800,000
       Capital withdrawals                                    (21,401,991)          (3,732,552)             (48,935)
 ---------------------------------------------------------------------------------------------------------------------
         NET INCREASE IN NET ASSETS RESULTING FROM
            CAPITAL TRANSACTIONS                               19,798,009           58,547,042            6,751,065
 ---------------------------------------------------------------------------------------------------------------------
 TOTAL (DECREASE) INCREASE                                    (36,677,592)         113,735,077           65,531,721
 NET ASSETS, BEGINNING OF YEAR                                226,341,416          112,606,339           47,074,618
 ---------------------------------------------------------------------------------------------------------------------
 NET ASSETS, END OF YEAR                                     $189,663,824         $226,341,416         $112,606,339
 ---------------------------------------------------------------------------------------------------------------------

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                       EAGLEROCK MASTER FUND, LP

                         SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

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

                    EagleRock Capital Partners, LP, EagleRock Capital Partners
                    (QP), LP and EagleRock Capital Partners Offshore Fund, Ltd. (collectively "Feeder Funds") are all entities under common control and are the general and limited partners of the Partnership. Mariel Capital Management, LLC is also a general partner of the Partnership and had no capital balance at December 31, 2005 and December 31, 2004.

                    As more fully discussed in Note 6, and pursuant to agreements with existing limited partners of its Feeder Funds, a significant portion of the interests of the existing limited partners in its Feeder Funds will be redeemed. The Partnership commenced making such redemption payments in the first quarter of 2006.


 SIGNIFICANT
 ACCOUNTING
 POLICIES           BASIS OF PRESENTATION

                    The financial statements are presented in United States ("U.S.") dollars in accordance with accounting principles generally accepted in the United States of America.

                                                       EAGLEROCK MASTER FUND, LP

                         SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

                    INVESTMENT TRANSACTIONS

                    The Partnership records all security transactions and related expenses on a trade date basis. Revenues and expenses are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and interest is accrued in the period earned.

                    INVESTMENT VALUATION

                    Securities and other investments listed or traded on a national securities exchange or on the national market system of NASDAQ are valued at their last sales price on the date of valuation or if there has been no sale on that date, at the mean of the bid (for investments) or ask (for securities sold, not yet purchased) prices supplied by market making broker-dealers at the close of business. Certain long-term debt and other securities for which quotations are not readily available are valued at estimated fair value as determined in good faith by the general partners. The values assigned to such investments are based upon available information and do not necessarily represent amounts which might ultimately be realized. Because of the inherent uncertainty of valuation, those estimated fair values may differ from the values that would have been used had a ready market for the investments existed and those differences could be material. The resulting unrealized gains and losses are reflected in the statements of operations.

                    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

                    The Partnership recognizes all derivatives as either assets or liabilities in the statement of assets and liabilities and measures those instruments at fair value. Fair values for derivatives traded on a national exchange, principally certain options, are based on quoted market prices.

                                                       EAGLEROCK MASTER FUND, LP

                         SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

                    The Partnership uses purchased and written option contracts as part of its investment strategy and to manage market risk. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Partnership receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. Option contracts are recorded in the statement of assets and liabilities at fair value as discussed above. Gains and losses on option contracts are recorded in the statements of operations in net realized and unrealized gain/loss on investments.

                    CREDIT DEFAULT SWAPS

                    The Partnership enters into credit default swaps which are agreements in which one party pays fixed periodic payments to a counterparty in consideration for a guarantee from the counterparty to make a specific payment should a negative credit event take place. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The unrealized gains or losses on open credit default swaps are included on the statements of assets and liabilities, with net changes in unrealized gains or losses included in the statements of operations.

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

                                                       EAGLEROCK MASTER FUND, LP

                         SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

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

                    Prior to November 1, 2004, there was no U.S. income tax provision made in the accompanying financial statements since the partners were required to report their respective shares of the Partnership's income in their individual income tax returns.

                    USE OF ESTIMATES

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

                                                       EAGLEROCK MASTER FUND, LP

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       (EXPRESSED IN US DOLLARS)
================================================================================


 1.  BROKERAGE AGREEMENTS     The Partnership has agreements with brokerage
                              firms to carry its customer account. These brokers have custody of the Partnership's securities and, from time to time, cash balances, which may be due from these brokers.

                              These securities and/or cash positions serve as collateral for any amounts due to brokers as well as collateral for securities sold short.

                              The Partnership is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody.


 2.  ALLOCATION OF NET        The net income (loss) is allocated to each partner
     INCOME (LOSS)            in accordance with the ratio of the capital
                              account of each partner to the total of all capital accounts at the beginning of each fiscal year.


 3.  MANAGEMENT FEES          EagleRock Capital Management, LLC ("Investment
                              Manager") serves as the Investment Manager of the Partnership. The Partnership pays a quarterly management fee on behalf of its three Feeder
                              Funds. As of December 31, 2004, due from these affiliates was $2,302,938 and was reimbursed by the Feeder Funds in the form of a capital withdrawal during January 2005. In addition, the Partnership has a payable to the Investment
                              Manager of $-0- and $28,686 as of December 31,
                              2005 and 2004, respectively which is included in accrued expenses and other liabilities. During the year ended December 31, 2005, the Partnership paid the 2005 management fee and was reimbursed by the Feeder Funds in the form of a capital withdrawal which amounted to $2,898,515.

                                                       EAGLEROCK MASTER FUND, LP

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

 4.  INVESTMENTS IN           Under Statement of Financial Accounting Standards
     SECURITIES PLEDGED TO    ("SFAS") No. 140, "Accounting for Transfers and
     COUNTERPARTY             Servicing of Financial Assets and Extinguishments
                              of Liabilities," the Partnership is required to disclose the fair value of securities and cash held at the broker that have been pledged. The
                              Partnership has entered into certain stock borrow agreements to cover securities sold, not yet purchased positions. At December 31, 2005, the
                              Partnership has also pledged $17,866,699 of investments in securities related to stock borrow transactions. For the years ended December 31, 2005, 2004 and 2003, stock borrow fees charged by the broker amounted to $2,588,754, $636,581 and $134,528, respectively, and are included in other expenses.



 5.  FINANCIAL INSTRUMENTS    The Partnership invests in marketable securities
     WITH OFF-BALANCE SHEET   and is exposed to market risks resulting from
     RISK                     changes in the fair value of their investments.
                              Derivative financial instruments are used by the Partnership to help manage such market risk.

                              Securities sold, not yet purchased by the Partnership, may give rise to off-balance sheet risk. The Partnership may sell a security it does not own in anticipation of a decline in the fair value of that security. When the Partnership sells a security short, it must borrow the security sold short. A gain, limited to the price at which the Partnership sold the security short, or a loss, unlimited in amount, will be recognized upon the termination of a short sale. The Partnership has recorded this obligation in the financial statements at the December 31, 2005 and 2004 market value of these securities. There is an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price reflected in the statement of assets and liabilities. The amounts reflected in investments in securities owned and securities sold, not yet purchased include $32,633,954 and $22,663,677 of identical securities held both long and short at December 31, 2005 and 2004, respectively.

                                                       EAGLEROCK MASTER FUND, LP

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

                              The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations.


 6. SUBSEQUENT CAPITAL        Pursuant to the terms of its agreements with the
    TRANSACTIONS              existing limited partners of its Feeder Funds, the
                              Partnership has begun to redeem a significant portion of the limited partners' interests in two of its Feeder Funds. During the period January 1 to February 17, 2006, the Partnership paid approximately $25 million of such limited partners' interests. Absent agreement to the contrary between the General Partner and such limited partners, the Partnership intends to make quarterly payments aggregating approximately $117 million to such limited partners.


 7. CONTINGENCY               The Partnership and its affiliates are involved in
                              a legal action arising in the ordinary course of business. Management believes the ultimate resolution of such legal action would not have a material adverse effect on the financial statements of the Partnership.


 8. FINANCIAL HIGHLIGHTS      The financial highlights table represents the
                              Partnership's financial performance for the three years ended December 31, 2005 are as follows:


Partner                                2005          2004                2003
--------------------------------------------------------------------------------
Total return (a)                      (23.13)%       34.99%             120.81%
================================================================================
Operating expense ratio (b)             2.06%        2.17%                3.05%
================================================================================
Net investment (loss) income
  ratio (c)                            (1.96)%      (1.60)%               7.66%
================================================================================

                                                       EAGLEROCK MASTER FUND, LP

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       (EXPRESSED IN US DOLLARS)
================================================================================

                              --------------

                              The financial highlights are calculated based on the following criteria:


                    (a) Total return is computed based on the change in value during the year of a theoretical investment made at the beginning of the year. The total return is shown net of operating expenses. There is no performance fee allocated to the Partnership.

                              An individual partner's return may vary from the above returns based on different fee arrangements and the timing of capital transactions.

                    (b) The operating expense ratio is calculated by dividing the total operating expenses by the average net assets of a theoretical investment made at the beginning of the year. The operating expense ratio is based on the expenses allocated to each limited partner. For the purpose of this calculation, expenses do not include dividend and interest expense on securities sold, not yet purchased.

                              The expense ratios attributable to an individual partner's account may vary based on different fee arrangements and the timing of capital transactions.

                    (c) The net investment (loss) income ratio is calculated by dividing the net investment income by the average net assets of a theoretical investment made at the beginning of year. The net investment (loss) income ratio is based on the net investment (loss) income allocated to a limited partner.

                              The net investment (loss) income ratio
                              attributable to an individual partner's account may vary based on different fee arrangements and timing of capital transactions.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              Financial Statements

                             As of December 31, 2005
                           and for the year then ended

                   (With Independent Auditors' Report Thereon)

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -----------------------------------------------------------



The Members
Jefferies Partners Opportunity Fund II, LLC:


We have audited the accompanying statement of financial condition of Jefferies Partners Opportunity Fund II, LLC (the "Fund"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of earnings, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Partners Opportunity Fund II, LLC as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP

New York, New York
February 28, 2006

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Statement of Financial Condition

                                December 31, 2005


                                     ASSETS

Cash and cash equivalents                                             $       24,076,728
Receivable from affiliated brokers and dealers                                15,609,525
Securities owned                                                             144,878,800
Securities borrowed                                                           11,271,700
Other assets                                                                     724,538
                                                                       -------------------
          Total assets                                                 $     196,561,291
                                                                       ===================

                         LIABILITIES AND MEMBERS' EQUITY

Securities sold, not yet purchased                                    $       16,821,753
Payable to affiliated brokers and dealers                                     16,159,703
Payable to Jefferies & Company, Inc.                                             539,592
Accrued expenses and other liabilities                                            76,357
                                                                       -------------------
          Total liabilities                                                   33,597,405
                                                                       -------------------

Members' equity:                                                             162,963,886
                                                                       -------------------

          Total liabilities and members' equity                        $     196,561,291
                                                                       ===================
See accompanying notes to financial statements.


                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Condensed Schedule of Investments

                                December 31, 2005

                                                                                                             PERCENTAGE OF
                                                                                                               MEMBERS'
                     DESCRIPTION                                                   FAIR VALUE                   EQUITY
---------------------------------------------------------------------------    --------------------      -------------------
Securities owned:
     Corporate Bonds:
        Bermuda - Transportation                                               $        1,537,515                      0.9%
        British Virgin Islands - Oil & Gas                                                537,600                      0.3%
        Canada:
           Engineering & Construction                                                     351,540                      0.2%
           Oil & Gas                                                                      266,520                      0.2%
           Transportation                                                                  73,260                      0.0%
                                                                               --------------------      -------------------
                 Total Canada                                                             691,320                      0.4%
                                                                               --------------------      -------------------
        Cayman Islands - Oil & Gas                                                          6,000                      0.0%
        France - Oil & Gas                                                                  6,240                      0.0%
        Luxembourg - Telecommunications                                                   125,400                      0.1%
        Norway - Oil & Gas                                                                353,100                      0.2%
        Sweden - Holding Companies - Diversified                                           54,000                      0.0%
        United States:
           Aerospace & Defense                                                             48,000                      0.0%
           Agriculture                                                                  2,019,750                      1.2%
           Airlines                                                                     1,353,514                      0.8%
           Apparel                                                                        873,038                      0.5%
           Auto Parts & Equipment                                                       2,388,170                      1.5%
           Biotechnology                                                                   70,920                      0.0%
           Building Materials                                                             315,630                      0.2%
           Chemicals                                                                       47,040                      0.0%
           Coal                                                                           487,785                      0.3%
           Commercial Services                                                            772,681                      0.5%
           Cosmetics & Personal Care                                                       37,440                      0.0%
           Electrical Components & Equipment                                              393,500                      0.2%
           Electronics                                                                  8,738,006                      5.4%
           Engineering & Construction                                                     389,760                      0.2%
           Entertainment                                                                   31,076                      0.0%
           Environmental Control                                                           93,150                      0.1%
           Financial Services - Diversified                                               239,705                      0.1%
           Food                                                                               747                      0.0%
           Healthcare Services                                                              3,880                      0.0%



                                       3                                                                         (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Condensed Schedule of Investments

                                December 31, 2005
                                                                                                             PERCENTAGE OF
                                                                                                               MEMBERS'
                     DESCRIPTION                                                   FAIR VALUE                   EQUITY
---------------------------------------------------------------------------    --------------------      -------------------
           Holding Companies-Diversified                                                1,665,129                      1.0%
           Home Builders                                                                   50,880                      0.0%
           Iron & Steel                                                                 5,415,836                      3.3%
           Leisure Time                                                                 1,577,025                      1.0%
           Lodging                                                                      7,026,360                      4.3%
           Media                                                                          548,520                      0.3%
           Metal Fabrication & Hardware                                                 2,631,778                      1.6%
           Mining                                                                         508,963                      0.3%
           Miscellaneous Manufacturing                                                  5,466,885                      3.4%
           Oil & Gas:
              Ascent Energy 11.75% 5/1/15                                              15,706,374                      9.6%
              Texcal Energy Ser A Units                                                31,644,800                     19.4%
              Oil & Gas - Other                                                         9,116,942                      5.6%
           Packaging & Containers                                                       1,306,840                      0.8%
           Retail                                                                         692,825                      0.4%
           Telecommunications                                                           4,725,802                      2.9%
           Textiles                                                                            12                      0.0%
           Transportation                                                                  77,780                      0.0%
                                                                               --------------------      -------------------
                 Total United States                                                  106,466,543                     65.3%
                                                                               --------------------      -------------------
                    Total corporate bonds                                             109,777,718                     67.4%
                                                                               --------------------      -------------------
     Common Stock:
        Canada - Airlines                                                               2,840,976                      1.7%
        Great Britain - Telecommunications                                              3,260,208                      2.0%
        United States:
           Auto Parts & Equipment                                                          55,440                      0.0%
           Beverages                                                                    1,493,796                      0.9%
           Chemicals                                                                    3,867,942                      2.4%
           Commercial Services                                                          5,067,728                      3.1%
           Distribution - Wholesale                                                       197,086                      0.1%
           Electrical Components & Equipment                                                8,316                      0.0%
           Electronics                                                                    742,323                      0.5%
           Financial Services - Diversified                                             2,375,674                      1.5%
           Iron & Steel                                                                 1,176,480                      0.7%
           Machinery:
              Fairfield Manufacturing                                                  12,861,600                      7.9%
           Publishing                                                                      57,595                      0.0%


                                       4                                                                         (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Condensed Schedule of Investments

                                December 31, 2005

                                                                                                             PERCENTAGE OF
                                                                                                               MEMBERS'
                     DESCRIPTION                                                   FAIR VALUE                   EQUITY
---------------------------------------------------------------------------    --------------------      -------------------
           Retail                                                                           7,422                      0.0%
           Telecommunications                                                             172,998                      0.1%
           Textiles                                                                         2,605                      0.0%
                                                                               --------------------      -------------------
                 Total United States                                                   28,087,005                     17.2%
                                                                               --------------------      -------------------
                    Total common stock                                                 34,188,189                     21.0%
                                                                               --------------------      -------------------
     Warrants:
        United States                                                                      27,125                      0.0%
                                                                               --------------------      -------------------
     Investment Companies
        United States                                                                     885,768                      0.5%
                                                                               --------------------      -------------------

                 Total securities owned                                        $      144,878,800                     88.9%
                                                                               ====================      ===================

Securities sold, not yet purchased:
     Corporate Bonds:
        Canada:
           Electrical Components & Equipment                                   $          257,720                      0.2%
           Financial Services - Diversified                                               195,020                      0.1%
           Forest Products & Paper                                                         27,863                      0.0%
           Iron & Steel                                                                   604,800                      0.4%
           Mining                                                                         218,400                      0.1%
                                                                               --------------------      -------------------
                 Total Canada                                                           1,303,803                      0.8%
                                                                               --------------------      -------------------
        Marshall Island - Transportation                                                   97,920                      0.1%
        United States:
           Aerospace & Defense                                                            371,870                      0.2%
           Auto Parts & Equipment                                                         300,600                      0.2%
           Building Materials                                                               9,950                      0.0%
           Coal                                                                         1,457,505                      0.9%
           Commercial Services                                                             11,400                      0.0%
           Electrical Components & Equipment                                                3,510                      0.0%
           Electronics                                                                    251,548                      0.2%
           Entertainment                                                                  646,010                      0.4%
           Environmental Control                                                           57,600                      0.0%
           Financial Services - Diversified                                                83,270                      0.1%
           Food                                                                           174,100                      0.1%
           Forest Products & Paper                                                        546,000                      0.3%


                                       5                                                                         (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Condensed Schedule of Investments

                                December 31, 2005
                                                                                                             PERCENTAGE OF
                                                                                                               MEMBERS'
                     DESCRIPTION                                                   FAIR VALUE                   EQUITY
---------------------------------------------------------------------------    --------------------      -------------------
           Healthcare Services                                                            725,400                      0.4%
           Household Products & Wares                                                     571,825                      0.4%
           Iron & Steel                                                                   630,470                      0.4%
           Lodging                                                                      2,124,518                      1.3%
           Media                                                                          125,495                      0.1%
           Metal Fabrication & Hardware                                                   626,830                      0.4%
           Mining                                                                         638,280                      0.4%
           Miscellaneous Manufacturing                                                    138,600                      0.1%
           Oil & Gas                                                                    3,226,374                      2.0%
           Packaging & Containers                                                         418,860                      0.3%
           Pharmaceuticals                                                                122,400                      0.1%
           Retail                                                                       1,306,737                      0.8%
           Telecommunications                                                             337,773                      0.2%
           Transportation                                                                 511,665                      0.3%
                                                                               --------------------      -------------------
                 Total United States                                                   15,418,590                      9.5%
                                                                               --------------------      -------------------
                    Total corporate bonds                                              16,820,313                     10.3%
                                                                               --------------------      -------------------
     Warrants:
        United States                                                                       1,440                      0.0%
                                                                               --------------------      -------------------
                 Total securities sold, not yet purchased                      $       16,821,753                     10.3%
                                                                               ====================      ===================
See accompanying notes to financial statements.


                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              Statement of Earnings

                          Year ended December 31, 2005



Revenues:
     Principal transactions, net of direct trading
        expenses (See Note 5)                            $      33,330,000
     Interest:
        Interest income                                          4,120,287
        Interest expense                                          (757,797)
                                                         -------------------
           Net interest                                          3,362,490
                                                         -------------------

                 Net revenues                                   36,692,490
                                                         -------------------

Expenses:
     General and administrative                                    473,117
     Management fee                                              1,115,755
                                                         -------------------

                 Total expenses                                  1,588,872
                                                         -------------------

                 Net income                              $      35,103,618
                                                         ===================

See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Statement of Changes in Members' Equity

                          Year ended December 31, 2005

                                                                                                                TOTAL
                                                                                         CLASS B               MEMBERS'
                                                                   MEMBERS               MEMBER                 EQUITY
                                                              ------------------    ------------------    ------------------

Balance, December 31, 2004                                    $     151,260,161     $           1,000     $     151,261,161

     Allocation of carried interest                                  (2,634,430)            2,634,430                    --

     Distributions                                                  (20,766,463)           (2,634,430)          (23,400,893)

     Net earnings                                                    35,103,618                    --            35,103,618
                                                              ------------------    ------------------    ------------------
Balance, December 31, 2005                                    $     162,962,886     $           1,000     $     162,963,886
                                                              ==================    ==================    ==================


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Statement of Cash Flows

                          Year ended December 31, 2005


Cash flows from operating activities:
     Net income
     Adjustments to reconcile net earnings to net cash used in operating activities:           $          35,103,618
        Amortization of financing costs                                                                      107,644
        Changes in operating assets and liabilities:
           Decrease in receivable from affiliated brokers and dealers                                      4,289,054
           Increase in securities owned                                                                  (66,448,299)
           Increase in securities borrowed                                                                (9,948,630)
           Increase in other assets                                                                         (178,919)
           Increase in securities sold, not yet purchased                                                 13,316,236
           Increase in payable to affiliated brokers and dealers                                          12,547,779
           Increase in payable to Jefferies & Company, Inc.                                                  179,189
           Decrease in accrued expenses and other liabilities                                               (423,875)
                                                                                                  -------------------
                 Net cash used in operating activities                                                   (11,456,203)
                                                                                                  -------------------
Cash flows from financing activities:
     Distributions                                                                                       (23,400,893)
                                                                                                  -------------------
                 Net cash used in financing activities                                                   (23,400,893)
                                                                                                  -------------------
                 Net decrease in cash and cash equivalents                                               (34,857,096)

Cash and cash equivalents at beginning of year                                                            58,933,824
                                                                                                  -------------------
Cash and cash equivalents at end of year                                                          $       24,076,728
                                                                                                  ===================
Supplemental disclosures of cash flow information - Cash paid
     during the year for interest                                                                 $          876,497


See accompanying notes to financial statements.


                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                         Notes to Financial Statements

                          Year ended December 31, 2005


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jefferies Partners Opportunity Fund II, LLC (the "Fund") is a Delaware limited liability company. The Fund commenced operations on January 19, 2000. The investment objective of the Fund is to generate returns for its members by making, holding, and disposing of a diverse portfolio of primarily below investment grade debt and equity investments. The Fund was established to offer members the opportunity to participate in the trading, investment, and brokerage activities of the High Yield Department of Jefferies & Company, Inc. ("Jefferies"). The Fund employs a trading and investment strategy substantially similar to that historically employed by Jefferies' High Yield Department. The Fund acquires, actively manages, and trades a diverse portfolio of primarily non-investment grade investments consisting of the following three asset groups: High Yield Debt, Special Situation Investments, and, to a lesser extent, Bank Loans. The Fund has appointed Jefferies to serve as manager to the Fund (the "Manager"). The Fund participates in the non-syndicate trading and investment activities of the High Yield Department on a pari passu basis with Jefferies. To permit such participation, the Fund has been registered as a broker dealer under the Securities Exchange Act of 1934 and with the National Association of Securities Dealers.

     The Fund will be in effect until January 18, 2007, unless extended for up to three successive one-year terms by the vote of the Manager and a majority of the member interests.

     The Fund claims an exemption from Rule 15c3-3 as of December 31, 2005, based on Section (k)(2)(ii). Securities transactions are cleared through an affiliated broker-dealer on a fully disclosed basis. The Fund does not execute any securities transactions with or on behalf of any customers.

     The Fund prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

     (a)  CASH AND CASH EQUIVALENTS

          Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and have original maturities of 90 days or less. At December 31, 2005, such cash equivalents amounted to $23,589,985.

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

          Securities and other inventory positions owned and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at fair value, with unrealized gains and losses reflected in Principal transactions in the Statement of Earnings. Fair value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when the Fund holds a substantial block of a particular security and the listed price is not deemed to be readily realizable. In these instances, the Fund determines fair value based on management's best estimate, giving appropriate consideration to


                                       10                       (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                         Notes to Financial Statements

                                December 31, 2005


          reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of the holding of a listed security is likely to impair the Fund's ability to realize the quoted market price, the Fund records the position at a discount to the quoted price reflecting management's best estimate of fair value. In such instances, the Fund generally determines fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, the Fund determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Fund typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

     (c)  SECURITIES TRANSACTIONS

          The Fund records its securities transactions on a trade-date basis. Securities owned and securities sold, not yet purchased, are valued at fair value, and unrealized gains or losses are reflected in Principal transactions in the Statements of Earnings.

     (d)  CONTRIBUTIONS

          Capital contributions were recorded net of the Fund's closing costs and placement fees. Each member is charged a one-time placement fee of 1% of gross contributions.

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

     (f)  ALLOCATION OF INCOME AND EXPENSE

          Income and expense are allocated 100% to the members based on the pro rata share of their capital contributed to the Fund until the total allocation equals the aggregate members' preferred return of 8% of contributed capital. All remaining income and expense are allocated 80% to the members and 20% to the Class B Member.

     (g)  COMMITMENTS

          As of December 31, 2005, the Fund had unfunded commitments of $2,760,000 under a revolving credit facility.


                                       11                       (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                         Notes to Financial Statements

                                December 31, 2005


     (h)  USE OF ESTIMATES

          The preparation of financial statements in conformity with U.S. GAAP requires the Fund Manager to make a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements. Actual results could differ from those estimates.

(2)  RECEIVABLE FROM, AND PAYABLE TO, AFFILIATED BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, affiliated brokers and dealers as of December 31, 2005:


                  Receivable from affiliated brokers and dealers:
                      Securities failed to deliver                          $    15,581,273
                      Other                                                          28,252
                                                                            ----------------

                                                                            $    15,609,525
                                                                            ================

                  Payable to affiliated brokers and dealers:
                      Securities failed to receive                          $    14,972,987
                      Other                                                       1,186,716
                                                                            ----------------

                                                                            $    16,159,703
                                                                            ================


(3)  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the fair value of major categories of Securities owned and Securities sold, not yet purchased, as of December 31, 2005:

                                                                                  SECURITIES
                                                              SECURITIES         SOLD, NOT YET
                                                                OWNED              PURCHASED
                                                           -----------------    -----------------

                  Corporate debt securities                $    109,777,718     $     16,820,313
                  Corporate equity securities                    34,215,314                1,440
                  Other                                             885,768                   --
                                                           -----------------    -----------------

                                                           $    144,878,800     $     16,821,753
                                                           =================    =================

(4)  REVOLVING CREDIT FACILITY

     In June 2005, the Fund renewed a revolving credit facility agreement with an unaffiliated third party to be used in connection with the Fund's investing activities. At December 31, 2005, $85,200,000 was available under the terms of the revolving credit facility agreement. The revolving credit facility expires in June 2006, but provides for annual extensions. Advances under this facility bear interest at the lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. The Fund incurs a program fee on amounts borrowed under the revolving credit facility. The Fund incurs a minimum program fee if program fees do not reach a certain threshold. For the year ended December 31, 2005, the Fund was charged a


                                       12                       (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                         Notes to Financial Statements

                                December 31, 2005


     liquidity fee of $323,938 and a program fee of $257,304, which are included in Interest expense in the Statement of Earnings. During the year ended December 31, 2005, the Fund did not borrow under the revolving credit facility. At December 31, 2005, there were no outstanding balances under the revolving credit facility.

     The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. At December 31, 2005, the net unamortized costs of $116,614 are included in Other assets. For the year ended December 31, 2005, amortization expense of $107,644 is included in Interest expense in the Statement of Earnings.

(5)  RELATED PARTY TRANSACTIONS

     At December 31, 2005, members' equity included an investment in the Fund by Jefferies of $27,159,268. Additionally, Jefferies, as the Class B Member, contributed $1,000 of capital for the right to receive a distribution of 20% of the Fund's distributions in excess of an 8% preferred return paid to the members. During the year ended December 31, 2005, the Fund distributed, in cash, undistributed net income of $23,400,893 to the members, of which $2,634,430 was distributed to the Class B Member in accordance with its carried interest.

     At December 31, 2005, receivable from and payable to affiliated brokers and dealers are for amounts due from and due to Jefferies related to trade execution and settlement.

     For the year ended December 31, 2005, interest income included $38,263 of income received from Jefferies Execution Services, Inc. related to stock borrow transactions. During the year ended December 31, 2005, Jefferies Execution Services, Inc. was the sole counterparty to all of the Fund's stock borrow transactions.

     At December 31, 2005, Payable to Jefferies & Company, Inc. of $539,592 is for amounts due for direct trading expenses, general and administrative expenses, and management fees. For the year ended December 31, 2005, direct trading expenses of $3,005,998 is netted against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. For the year ended December 31, 2005, reimbursed expenses of $506,228 are included in General and administrative expenses.

     For the year ended December 31, 2005, the Fund was charged interest of $68,912 by Jefferies related to securities failed to receive.

     Jefferies, in its capacity as Manager, receives a management fee equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased. At December 31, 2005, accrued management fees of $129,202 were included in Payable to Jefferies & Company, Inc.


                                       13                       (Continued)

                  JEFFERSON PARTNERS OPPORTUNITY FUND II, LLC

                         Notes to Financial Statements

                               December 31, 2005


(6)  FINANCIAL INSTRUMENTS

     (a)  OFF-BALANCE SHEET RISK

          The Fund has contractual commitments arising in the ordinary course of business for securities sold, not yet purchased. These financial instruments contain varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Fund's financial statements.

     (b)  CREDIT RISK

          In the normal course of business, the Fund is involved in the execution, settlement, and financing of various principal securities transactions. Securities transactions are subject to the risk of counterparty nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the fair value of the security through settlement date.

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

     At December 31, 2005, the Fund had net capital of $51,434,728, which was $51,184,728 in excess of required net capital.

(8)  SUBSEQUENT EVENT

     On February 15, 2006, the Fund distributed, in cash, undistributed net income of $35,103,618 to the members, of which $4,974,974 was distributed to the Class B Member in accordance with its carried interest.