Form 10-Q
period 2006-03-31
LEUCADIA NATIONAL CORP
filed 2006-05-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2006

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

Large accelerated filer  X    Accelerated filer        Non-accelerated filer
                        ---                     ---                         ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    YES                    NO   X
                         ------               -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 1, 2006: 108,093,558.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Dollars in thousands, except par value)



                                                                                         March 31,         December 31,
                                                                                          2006                2005
                                                                                      ------------         -----------
                                                                                       (Unaudited)

ASSETS
------
Current assets:
   Cash and cash equivalents                                                          $    419,746         $   386,957
   Investments                                                                           1,683,688           1,323,562
   Trade, notes and other receivables, net                                                 287,066             377,216
   Prepaids and other current assets                                                       148,427             140,880
                                                                                      ------------         -----------
       Total current assets                                                              2,538,927           2,228,615
Non-current investments                                                                    874,815             977,327
Notes and other receivables, net                                                            27,526              22,747
Intangible assets, net and goodwill                                                         82,508              85,083
Deferred tax assets, net                                                                 1,031,286           1,094,017
Other assets                                                                               186,943             240,601
Property, equipment and leasehold improvements, net                                        254,520             237,021
Investments in associated companies                                                        382,316             375,473
                                                                                      ------------         -----------
           Total                                                                      $  5,378,841         $ 5,260,884
                                                                                      ============         ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                $    238,674         $   259,778
   Other current liabilities                                                                22,365              23,783
   Debt due within one year                                                                218,259             175,664
   Income taxes payable                                                                     20,855              15,171
                                                                                      ------------         -----------
       Total current liabilities                                                           500,153             474,396
Other non-current liabilities                                                              116,588             121,893
Long-term debt                                                                             986,004             986,718
                                                                                      ------------         -----------
       Total liabilities                                                                 1,602,745           1,583,007
                                                                                      ------------         -----------

Commitments and contingencies

Minority interest                                                                           15,171              15,963
                                                                                      ------------         -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 300,000,000 shares;
   108,089,583 and 108,029,008 shares issued and outstanding, after deducting
   42,377,843 shares held in treasury                                                      108,090             108,029
Additional paid-in capital                                                                 611,506             609,943
Accumulated other comprehensive loss                                                       (64,808)            (81,502)
Retained earnings                                                                        3,106,137           3,025,444
                                                                                      ------------         -----------
       Total shareholders' equity                                                        3,760,925           3,661,914
                                                                                      ------------         -----------

           Total                                                                      $  5,378,841         $ 5,260,884
                                                                                      ============         ===========


             See notes to interim consolidated financial statements.
                                       2

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)


                                                                                           2006                2005
                                                                                           ----                ----

Revenues and Other Income:
   Manufacturing                                                                        $   119,391         $   20,874
   Healthcare                                                                                54,720             67,438
   Telecommunications                                                                        39,465              --
   Investment and other income                                                              134,206             32,906
   Net securities gains                                                                      38,714                 77
                                                                                        -----------         ----------
                                                                                            386,496            121,295
                                                                                        -----------         ----------
Expenses:
   Cost of sales:
      Manufacturing                                                                          98,513             14,709
      Healthcare                                                                             48,650             56,464
      Telecommunications                                                                     23,813              --
   Interest                                                                                  17,790             17,365
   Salaries                                                                                  23,885             11,479
   Depreciation and amortization                                                              8,415              4,288
   Selling, general and other expenses                                                       55,488             34,209
                                                                                        -----------         ----------
                                                                                            276,554            138,514
                                                                                        -----------         ----------
      Income (loss) from continuing operations before income taxes and equity
        in income of associated companies                                                   109,942            (17,219)
Income taxes                                                                                 42,515                624
                                                                                        -----------         ----------
      Income (loss) from continuing operations before equity in income of
        associated companies                                                                 67,427            (17,843)
Equity in income of associated companies, net of taxes                                       13,729             11,148
                                                                                        -----------         ----------
      Income (loss) from continuing operations                                               81,156             (6,695)
Income from discontinued operations, net of taxes                                              --                9,308
Loss on disposal of discontinued operations, net of taxes                                      (463)              --
                                                                                        -----------         ----------
       Net income                                                                       $    80,693         $    2,613
                                                                                        ===========         ==========

Basic earnings (loss) per common share:
       Income (loss) from continuing operations                                              $  .75             $ (.06)
       Income from discontinued operations                                                     --                  .08
       Loss on disposal of discontinued operations                                             --                  --
                                                                                             ------             ------
           Net income                                                                        $  .75             $  .02
                                                                                             ======             ======

Diluted earnings (loss) per common share:
       Income (loss) from continuing operations                                              $  .72             $ (.06)
       Income from discontinued operations                                                      --                 .08
       Loss on disposal of discontinued operations                                              --                --
                                                                                             ------             ------
           Net income                                                                        $  .72             $  .02
                                                                                             ======             ======



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005
(In thousands)
(Unaudited)


                                                                                                  2006             2005
                                                                                                  ----             ----

Net cash flows from operating activities:
Net income                                                                                   $    80,693       $   2,613
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision                                                                  44,923            --
   Depreciation and amortization of property, equipment and leasehold improvements                 9,047          48,410
   Other amortization                                                                             (4,375)           (187)
   Provision for doubtful accounts                                                                   508           1,715
   Net securities gains                                                                          (38,714)            (55)
   Equity in income of associated companies                                                      (22,385)        (11,148)
   Distributions from associated companies                                                        23,612          16,323
   Net gains related to real estate, property and equipment, and other assets                    (86,265)        (17,045)
   Loss on disposal of discontinued operations                                                       755            --
   Investments classified as trading, net                                                         (1,197)        (17,189)
   Net change in:
     Trade, notes and other receivables                                                          114,111          70,174
     Prepaids and other assets                                                                    (6,452)         (4,430)
     Trade payables and expense accruals                                                         (39,311)        (18,161)
     Other liabilities                                                                             1,136          (3,637)
     Income taxes payable                                                                          5,684          (3,486)
   Other                                                                                           6,954          (2,345)
                                                                                             -----------       ---------
     Net cash provided by operating activities                                                    88,724          61,552
                                                                                             -----------       ---------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                     (7,650)        (35,516)
Acquisitions of and capital expenditures for real estate investments                             (20,683)         (2,898)
Proceeds from disposals of real estate, property and equipment, and other assets                 166,818          21,650
Acquisition of NSW                                                                                  --           (26,791)
Advances on notes receivables                                                                    (10,000)           (100)
Collections on notes and loan receivables                                                            700             849
Investments in associated companies                                                              (56,020)         (2,284)
Purchases of investments (other than short-term)                                              (1,240,765)       (561,317)
Proceeds from maturities of investments                                                          331,588         426,917
Proceeds from sales of investments                                                               735,611         326,950
Other                                                                                                552            --
                                                                                             -----------       ---------
     Net cash provided by (used for) investing activities                                        (99,849)        147,460
                                                                                             -----------       ---------

Net cash flows from financing activities:
Net change in customer banking deposits                                                            --             (2,647)
Issuance of long-term debt                                                                        74,757           2,969
Reduction of long-term debt                                                                      (32,881)         (2,820)
Issuance of common shares                                                                          1,080             222
Excess tax benefit from exercise of stock options                                                    197            --
Other                                                                                                745             998
                                                                                             -----------       ---------
     Net cash provided by (used for) financing activities                                         43,898          (1,278)
                                                                                             -----------       ---------
Effect of foreign exchange rate changes on cash                                                       16          (1,079)
                                                                                             -----------       ---------
     Net increase in cash and cash equivalents                                                    32,789         206,655
Cash and cash equivalents at January 1,                                                          386,957         486,948
                                                                                             -----------       ---------
Cash and cash equivalents at March 31,                                                       $   419,746       $ 693,603
                                                                                             ===========       =========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2006 and 2005
(In thousands, except par value)
(Unaudited)


                                                       Common                      Accumulated
                                                       Shares       Additional        Other
                                                       $1 Par        Paid-In     Comprehensive       Retained
                                                       Value         Capital      Income (Loss)      Earnings           Total
                                                       -----         -------      -------------      --------           -----


Balance, January 1, 2005                          $  107,600         $598,504     $  136,138       $ 1,416,411      $2,258,653
                                                                                                                    ----------
Comprehensive loss:
   Net change in unrealized gain (loss) on
      investments, net of taxes of $0                                                (16,537)                          (16,537)
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $0                                                 (5,087)                           (5,087)
   Net change in unrealized gain (loss) on
      derivative instruments, net of taxes of $0                                         951                               951
   Net income                                                                                            2,613           2,613
                                                                                                                    ----------
     Comprehensive loss                                                                                                (18,060)
                                                                                                                    ----------
Exercise of options to purchase common shares             14              208                                              222
                                                  ----------         --------     ----------       -----------      ----------

Balance, March 31, 2005                           $  107,614         $598,712     $  115,465       $ 1,419,024      $2,240,815
                                                  ==========         ========     ==========       ===========      ==========

Balance, January 1, 2006                          $  108,029         $609,943     $  (81,502)      $ 3,025,444      $3,661,914
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes $9,039                                                 15,932                            15,932
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $484                                                   854                               854
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $52                                         (92)                              (92)
   Net income                                                                                           80,693          80,693
                                                                                                                    ----------
     Comprehensive income                                                                                               97,387
                                                                                                                    ----------
Share-based compensation expense                                          347                                              347
Exercise of options to purchase common shares,
   including excess tax benefit                           61            1,216                                            1,277
                                                  ----------         --------     ----------       -----------      ----------

Balance, March 31, 2006                           $  108,090         $611,506     $  (64,808)      $ 3,106,137      $3,760,925
                                                  ==========         ========     ==========       ===========      ==========









             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2005, which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2005 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2005 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Certain amounts for prior periods have been reclassified to reflect as discontinued operations WilTel Communications Group, LLC ("WilTel"), which was sold during the fourth quarter of 2005, and to be consistent with the 2006 presentation.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The cost is recognized as an expense over the vesting period of the award. Prior to adoption of SFAS 123R, no compensation cost was recognized in the statements of operations for the Company's share-based compensation plans; the Company disclosed certain pro forma amounts as required.

     The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. As a result of the adoption of SFAS 123R, compensation cost increased by $300,000 for the three month 2006 period. Had the Company used the fair value based accounting method for the three month 2005 period, compensation cost would have been higher by $500,000, and primary and diluted earnings per share would not have changed. As of March 31, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $3,600,000; this cost is expected to be recognized over a weighted-average period of 3.1 years. No options were granted during the three month 2006 or 2005 periods.

     As of March 31, 2006, the Company has a fixed stock option plan which provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year. The maximum number of common shares that may be acquired through the exercise of options or rights under this plan cannot exceed 1,800,000. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of March 31, 2006, 259,575 shares were available for grant under the plan.

     In March 2006, the Company's Board of Directors approved, subject to shareholder approval, the grant of warrants to purchase 1,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to $57.03 per share (105% of the closing price per share of a common share on the date the warrants were granted). The warrants would expire in 2011 and would vest in five equal tranches with 20% vesting on the date shareholder approval is received and an additional 20% vesting in each subsequent year. Shareholder approval is being sought at the Company's annual meeting in May 2006; if shareholder approval is received, compensation cost will be determined as of the approval date and recognized in the financial statements over the vesting period of the warrants.

     The following table summarizes information about outstanding stock options at March 31, 2006 and changes during the three months then ended:


                                                                              Weighted-Average
                                                                                 Remaining
                                                        Weighted-Average      Contractual Term        Aggregate Intrinsic
                                            Shares      Exercise Price           (in years)                 Value
                                            ------      --------------         ----------------      ---------------------


Outstanding at January 1, 2006            977,630           $35.19
Granted                                      --             $ --
Exercised                                 (60,575)          $17.83                                        $  2,200,000
Forfeited                                    --             $ --                                          ============
                                          -------

Outstanding at  March 31, 2006            917,055           $36.34                       3.9              $ 21,400,000
                                          =======           ======             =============              ============
Exercisable at  March 31, 2006            246,705           $31.74                       3.3              $  6,900,000
                                          =======           ======             =============              ============


2. Results of operations for the Company's segments are reflected from the date of acquisition. The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies.

Certain information concerning the Company's segments for the three month periods ended March 31, 2006 and 2005 is presented in the following table.


                                                                                      2006              2005
                                                                                      ----              ----
                                                                                          (In thousands)

     Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                          $   92,538           $    --
           Plastics                                                                  27,162               20,819
        Healthcare Services                                                          54,739               67,878
        Telecommunications                                                           39,681                --
        Domestic Real Estate                                                         62,048                9,454
        Other Operations                                                              9,520                8,098
        Corporate                                                                   100,808               15,046
                                                                                 ----------           ----------
            Total consolidated revenues and other income                         $  386,496           $  121,295
                                                                                 ==========           ==========

     Income (loss) from continuing operations before income taxes and equity in income of associated companies:
        Manufacturing:
           Idaho Timber                                                          $    7,227           $   --
           Plastics                                                                   5,227                3,268
        Healthcare Services                                                          (1,504)               1,356
        Telecommunications                                                              (76)              --
        Domestic Real Estate                                                         47,821                 (588)
        Other Operations                                                             (6,738)              (3,640)
        Corporate                                                                    57,985              (17,615)
                                                                                 ----------           ----------
            Total consolidated income (loss) from continuing
             operations before income taxes and equity in income
             of associated companies                                             $  109,942           $  (17,219)
                                                                                 ==========           ==========



     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     For the three month periods ended March 31, 2006 and 2005, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $12,400,000 and $7,000,000, respectively; such amounts are primarily comprised of Corporate ($2,900,000 and $2,600,000, respectively), manufacturing ($4,200,000 and $1,600,000, respectively), other operations ($1,400,000 and $1,500,000, respectively) and telecommunications ($2,800,000 in 2006). Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended March 31, 2006 and 2005, income (loss) from continuing operations has been reduced by interest expense of $17,800,000 and $17,400,000, respectively; such amounts are primarily comprised of Corporate ($17,000,000 and $15,600,000, respectively), and healthcare services ($600,000 and $700,000, respectively). Interest expense for other segments is not material.

3. The following tables provide summarized data with respect to significant investments in associated companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2006 (in thousands).



                                                                                                   March 31,        March 31,
                                                                                                      2006             2005
                                                                                                  -----------       ---------

     EagleRock Capital Partners (QP), LP ("EagleRock"):
         Total revenues                                                                           $    13,400      $  (6,100)
         Income (loss) from continuing operations before extraordinary items                           13,100         (6,500)
         Net income (loss)                                                                             13,100         (6,500)
         The Company's equity in net income (loss)                                                      9,500         (4,900)

     Jefferies Partners Opportunity Fund II, LLC ("JPOF II"):
         Total revenues                                                                           $     9,300      $  10,400
         Income from continuing operations before extraordinary items                                   8,300          9,600
         Net income                                                                                     8,300          9,600
         The Company's equity in net income                                                             5,600          6,400

4. A summary of investments at March 31, 2006 and December 31, 2005 is as follows (in thousands):

                                                                            March 31, 2006                  December 31, 2005
                                                                ---------------------------------   -----------------------------
                                                                                Carrying Value                       Carrying Value
                                                                  Amortized      and Estimated         Amortized      and Estimated
                                                                    Cost          Fair Value            Cost           Fair Value
                                                                  ----------    --------------        -----------    ---------------

     Current Investments:
        Investments available for sale                           $1,566,283       $ 1,564,831         $1,206,973       $1,206,195
        Trading securities                                          104,310           106,327            103,978          105,541
        Other investments, including accrued interest income         12,530            12,530             11,826           11,826
                                                                 ----------       -----------         ----------       ----------
            Total current investments                            $1,683,123       $ 1,683,688         $1,322,777       $1,323,562
                                                                 ==========       ===========         ==========       ==========

     Non-current Investments:
        Investments available for sale                           $  632,714       $   722,094         $  762,178       $  825,716
        Other investments                                           152,721           152,721            151,611          151,611
                                                                 ----------       -----------         ----------       ----------
            Total non-current investments                        $  785,435       $   874,815         $  913,789       $  977,327
                                                                 ==========       ===========         ==========       ==========

     During the first quarter of 2006, the Company sold all of its 115,000,000 shares of Level 3 Communications, Inc. common stock that it had received in connection with the sale of WilTel for total proceeds of $376,600,000 and recorded a pre-tax gain of $37,400,000.

5. A summary of intangible assets, net and goodwill at March 31, 2006 and December 31, 2005 is as follows (in thousands):


                                                                                                      March 31,      December 31,
                                                                                                         2006           2005
                                                                                                      ---------      ----------

     Intangibles:
        Customer relationships, net of accumulated amortization of $8,882 and $6,686                   $ 56,938       $ 58,911
        Trademarks and tradename, net of accumulated amortization of $367 and $268                        4,068          4,140
        Software, net of accumulated amortization of $956 and $701                                        4,144          4,399
        Patents, net of accumulated amortization of $181 and $142                                         2,149          2,188
        Other, net of accumulated amortization of $1,724 and $1,488                                       1,210          1,446
     Goodwill                                                                                            13,999         13,999
                                                                                                       --------       --------
                                                                                                       $ 82,508       $ 85,083
                                                                                                       ========       ========

     Amortization expense on intangible assets was $2,800,000 and $300,000, respectively, for the three month periods ended March 31, 2006 and 2005. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2006 (for the remaining nine months) - $8,000,000; 2007 - $9,600,000; 2008 -
     $8,700,000; 2009 - $8,200,000; and 2010 - $7,000,000.

     At March 31, 2006 and December 31, 2005, goodwill was comprised of $5,800,000 within the telecommunications segment and $8,200,000 within the plastics manufacturing segment.

6. A summary of accumulated other comprehensive income (loss), net of taxes at March 31, 2006 and December 31, 2005 is as follows (in thousands):


                                                                              March 31,         December 31,
                                                                                2006               2005
                                                                           -------------       -----------


          Net unrealized losses on investments                              $   (6,449)        $  (22,381)
          Net unrealized foreign exchange losses                                (2,036)            (2,890)
          Net unrealized losses on derivative instruments                       (1,100)            (1,008)
          Net minimum pension liability                                        (55,223)           (55,223)
                                                                            ----------         ----------
                                                                            $  (64,808)        $  (81,502)
                                                                            ==========         ==========

7. Investment and other income includes changes in the fair values of derivative financial instruments of $1,000,000 and $1,100,000 for the three month periods ended March 31, 2006 and 2005, respectively.

8. In February 2006, 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, completed the sale of 8 acres of unimproved land in Washington, D.C. for aggregate cash consideration of $121,900,000. The land was acquired by Square 711 in September 2003 for cash consideration of $53,800,000. After satisfaction of mortgage indebtedness on the property of $32,000,000 and other closing payments, the Company received net cash proceeds of approximately $75,700,000, and recorded a pre-tax gain of $48,900,000.

9. Loss on disposal of discontinued operations principally reflects working capital adjustments and the resolution of certain sale-related obligations related to WilTel, which was sold in the fourth quarter of 2005.

10. Pension expense charged to operations for the three month periods ended March 31, 2006 and 2005 related to the defined benefit pension plan (other than WilTel's plan) included the following components (in thousands):

                                                            2006         2005
                                                            ----         ----

          Interest cost                                   $   483       $  511
          Expected return on plan assets                     (266)        (228)
          Actuarial loss                                      236          208
          Amortization of prior service cost                    1            1
                                                          -------       ------
             Net pension expense                          $   454       $  492
                                                          =======       ======

     WilTel's pension expense charged to operations (classified as discontinued operations in 2005) for the three month periods ended March 31, 2006 and 2005 related to the defined benefit pension plan included the following components (in thousands):

                                                            2006        2005
                                                            ----        ----

          Interest cost                                   $ 2,487      $ 2,051
          Service cost                                       --            965
          Expected return on plan assets                   (1,766)      (1,326)
          Actuarial loss                                      397           12
                                                           ------      -------
             Net pension expense                          $ 1,118      $ 1,702
                                                          =======      =======

     Employer contributions to WilTel's defined benefit pension plan were $3,500,000 during the first quarter of 2006. The Company expects it will make aggregate contributions of $42,800,000 during 2006.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three month periods ended March 31, 2006 and 2005.

11. For the three month period ended March 31, 2005, the Company did not record any federal income tax expense (benefit) on income (loss) from continuing operations or other components of comprehensive income (loss) due to the availability of WilTel tax attributes that had been fully reserved for in the valuation allowance. Income tax expense recorded in 2005 principally relates to state income taxes.

12. Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 108,056,000 and 107,609,000 for the three month periods ended March 31, 2006 and 2005, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 115,883,000 and 107,609,000 for the three month periods ended March 31, 2006 and 2005, respectively. For 2005, options to purchase approximately 271,000 weighted average shares of common stock were outstanding but were not included in the computation of diluted loss per share, as those options were antidilutive. Additionally, for the three month period ended March 31, 2005, the 3 3/4% Convertible Notes, which are convertible into 7,619,745 common shares, were not included in
     the   computation  of  diluted   earnings  per  share  as  the  effect  was
     antidilutive.

13. Cash paid for interest and income taxes (net of refunds) was $24,900,000 and $300,000, respectively, for the three month period ended March 31, 2006 and $32,500,000 and $300,000, respectively, for the three month period ended March 31, 2005.

14. Debt due within one year includes $166,900,000 and $92,100,000 as of March 31, 2006 and December 31, 2005, respectively, relating to repurchase agreements. These fixed rate repurchase agreements have a weighted average interest rate of approximately 4.8%, mature at various dates through October 2006 and are secured by investments with a carrying value of $171,600,000.

15. In April 2006, the Company acquired a 30% limited liability company interest in Goober Drilling, LLC, ("Goober Drilling") for aggregate consideration of $60,000,000, and agreed to lend to Goober Drilling, on a secured basis, up to $80,000,000 to finance new equipment purchases and construction costs, and to repay existing debt. Goober Drilling is an on-shore contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to exploration and production companies.

16. In April 2006, the Company indirectly acquired a controlling voting interest in Premier Entertainment Biloxi, LLC ("Premier") for a purchase price of $89,000,000. The Company effectively owns 44% of the fully diluted common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17% and had an accumulated preferred return balance of $75,700,000 at the date of acquisition. Premier is the owner of the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which was severely damaged prior to opening by Hurricane Katrina and which, pending receipt of insurance proceeds, is to be rebuilt. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding $160,000,000 principal amount of 10 3/4% First Mortgage Notes due February 1, 2012 (the "Notes"). The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000. In connection with the acquisition of its indirect interest in Premier, the Company agreed to provide, upon request, up to $11,000,000 of additional funding to the parent of Premier, and to lend, under certain circumstances, up to $50,000,000 to Premier's general contractor if Premier is unable to use its insurance proceeds for hotel and casino reconstruction. On May 5, 2006, a subsidiary of the Company commenced a tender offer for all of Premier's Notes at a price equal to 101% of the par value of the Notes, plus accrued and unpaid interest to the date of purchase. The tender offer is scheduled to expire on June 9, 2006, and will satisfy Premier's obligation under the indenture to make such an offer upon a change of control.

17. In May 2006, the Company entered into an agreement to sell its entire interest in Symphony Health Services, LLC ("Symphony") to RehabCare Group, Inc., for aggregate cash consideration of approximately $101,500,000, subject to working capital adjustments. Closing is subject to compliance with the Hart-Scott-Rodino Anti-Trust Improvements Act and other customary closing conditions, and is expected to occur during the second or third quarter of 2006. After satisfaction of Symphony's outstanding credit agreement ($26,900,000 outstanding at March 31, 2006) and other cash payments at closing, the Company expects to receive net cash proceeds of approximately $58,000,000, and expects to record a pre-tax gain of approximately $50,000,000, which will be classified as a gain on sale of discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 10-K.

                         Liquidity and Capital Resources

For the three month period ended March 31, 2006, net cash was provided by operating activities principally as a result of the collection of certain receivables from AT&T Inc. (formerly SBC Communications, Inc.), distributions and collection of a receivable from associated companies, and receipt of proceeds from short-term investments, partially offset by payment of incentive compensation. For the three month period ended March 31, 2005, net cash was provided by operating activities principally as a result of the collection of a receivable related to a former partnership interest and distributions from associated companies.

As of March 31, 2006, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $2,574,100,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,536,600,000 (59.7%), U.S. Government-Sponsored Enterprises of $388,000,000 (15.1%) and other publicly traded debt and equity securities aggregating $649,500,000 (25.2%). This amount does not include 5,600,000 shares of Inmet Mining Corporation, which is restricted and carried at cost of $78,000,000 as of March 31, 2006 (market value of $166,900,000).

As of March 31, 2006, the Company had outstanding $166,900,000 of fixed rate repurchase agreements (an increase of $74,800,000 from December 31, 2005). These repurchase agreements, which are reflected in debt due within one year, have a weighted average interest rate of approximately 4.8%, mature at various dates through October 2006 and are secured by investments with a carrying value of $171,600,000.

In January and April 2006, the Company received $16,600,000 and $20,100,000, respectively, as distributions from its investment in EagleRock. Such amounts were included in current trade, notes and other receivables in the Company's December 31, 2005 and March 31, 2006 consolidated balance sheets, respectively. As more fully described in the 2005 10-K, the Company's entire interest in EagleRock is in the process of being redeemed.

In January 2006, the Company invested $50,000,000 in Safe Harbor Domestic Partners L.P. ("Safe Harbor"), a limited partnership which will principally invest in the securities of Japanese public companies. Although the general partner is permitted to invest directly in securities, the general partner expects that substantially all funds will be invested in a master fund managed by the general partner.

In February 2006, Square 711 completed the sale of 8 acres of unimproved land in Washington, D.C. for aggregate cash consideration of $121,900,000. The land was acquired by Square 711 in September 2003 for cash consideration of $53,800,000. After satisfaction of mortgage indebtedness on the property of $32,000,000 and other closing payments, the Company received net cash proceeds of approximately $75,700,000.

During the first quarter of 2006, the Company received aggregate cash proceeds of $56,400,000 from the sale of its equity interest in and loan repayment by two associated companies and recorded a pre-tax gain totaling $27,500,000, which is reflected in investment and other income.

In April 2006, the Company acquired a 30% limited liability company interest in Goober Drilling for aggregate consideration of $60,000,000, and agreed to lend to Goober Drilling, on a secured basis, up to $80,000,000 to finance new equipment purchases and construction costs, and to repay existing debt. Goober Drilling is an on-shore contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to exploration and production companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


In April 2006, the Company indirectly acquired a controlling voting interest in Premier for a purchase price of $89,000,000. The Company effectively owns 44% of the fully diluted common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17% and had an accumulated preferred return balance of $75,700,000 at the date of acquisition. Premier is the owner of the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which was severely damaged prior to opening by Hurricane Katrina and which, pending receipt of insurance proceeds, is to be rebuilt. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding Notes, which have an outstanding principal amount of $160,000,000. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000. In connection with the acquisition of its indirect interest in Premier, the Company agreed to provide, upon request, up to $11,000,000 of additional funding to the parent of Premier, and to lend, under certain circumstances, up to $50,000,000 to Premier's general contractor if
Premier is unable to use its insurance proceeds for hotel and casino reconstruction. On May 5, 2006, a subsidiary of the Company commenced a tender offer for all of Premier's Notes at a price equal to 101% of the par value of the Notes, plus accrued and unpaid interest to the date of purchase. The tender offer is scheduled to expire on June 9, 2006, and will satisfy Premier's obligation under the indenture to make such an offer upon a change of control.

In May 2006, the Company entered into an agreement to sell its entire interest in Symphony to RehabCare Group, Inc., for aggregate cash consideration of approximately $101,500,000, subject to working capital adjustments. Closing is subject to compliance with the Hart-Scott-Rodino Anti-Trust Improvements Act and other customary closing conditions, and is expected to occur during the second or third quarter of 2006. After satisfaction of Symphony's outstanding credit agreement ($26,900,000 outstanding at March 31, 2006) and other cash payments at closing, the Company expects to receive net cash proceeds of approximately $58,000,000, and expects to record a pre-tax gain of approximately $50,000,000, which will be classified as a gain on sale of discontinued operations.

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

Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If in the future the Company were to determine that it would be able to realize its deferred tax asset in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if in the future the Company were to determine that it would not be able to realize all or part of its deferred tax asset, an adjustment would be charged to income in such period. The determination of the amount of the valuation allowance required is based, in significant part, upon the Company's projection of future taxable income at any point in time. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

During 2005, the Company's projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense (principally during the second quarter of
2005). The Company's conclusion that a portion of the deferred tax asset was more likely than not to be realizable is strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. Over the projection period, the Company assumed that its readily available cash, cash equivalents and marketable securities would provide returns generally equivalent to the returns expected to be provided by the Company's existing operations and investments, except for certain amounts assumed to be invested on a short-term basis to meet the Company's liquidity needs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At March 31, 2006, the balance of the deferred valuation allowance was $804,800,000.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The writedowns are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $900,000 and $2,200,000 for the three month periods ended March 31, 2006 and 2005, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

                              Results of Operations

         Three Months Ended March 31, 2006 Compared to the Three Months
                              Ended March 31, 2005

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber (which was acquired in May 2005) for the three month period ended March 31, 2006 were $92,500,000; gross profit was $11,800,000, salaries and incentive compensation expenses were $2,600,000, depreciation and amortization expenses were $1,200,000, and pre-tax income was $7,200,000. Idaho Timber's revenues and shipment volume for the first quarter of 2006 increased approximately 9% and 7%, respectively, as compared to the fourth quarter of 2005 primarily due to seasonal demand. Raw material costs (the largest component of its cost of sales) increased slightly during 2006 as compared to the fourth quarter of 2005. While the difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) increased in 2006 as compared to the fourth quarter of 2005, which positively impacted gross profit and pre-tax results, the spread compressed within the first quarter as the rate of increase in raw material costs exceeded that of selling prices. Pre-tax results for the first quarter of 2006 also reflect higher salaries and incentive compensation expense as compared to the fourth quarter of 2005.

Manufacturing - Plastics

Pre-tax income for the plastics division was $5,200,000 and $3,300,000 for the three month periods ended March 31, 2006 and 2005, respectively. The plastics division's manufacturing revenues were $27,200,000 and $20,800,000 and gross profits were $9,000,000 and $6,200,000 for the three month periods ended March 31, 2006 and 2005, respectively. The increase in revenues in 2006 reflects an increase in NSW's revenues (which was acquired in February 2005) of $2,600,000, and increases in most of the segment's markets. Sales increases result from a variety of factors including the strong housing and erosion control markets and the impact of price increases implemented in 2005. Gross margins for 2006 also reflect a decline in the cost of polypropylene, the principal raw material used and a byproduct of the oil refining process whose price tends to fluctuate with the price of oil. Higher oil prices are expected to increase polypropylene costs during the remainder of the year. In addition, gross margins reflect $500,000 and $300,000 for the three month periods ended March 31, 2006 and 2005, respectively, of amortization expense on intangible assets resulting from acquisitions. Pre-tax results for 2006 also reflect higher salaries and incentive compensation expense than for 2005.

Healthcare Services

Pre-tax income (loss) of the healthcare services segment was $(1,500,000) and $1,400,000 for the three month periods ended March 31, 2006 and 2005, respectively. For the 2006 and 2005 periods, healthcare services revenues were $54,700,000 and $67,900,000, respectively, and cost of sales, which primarily consist of salaries and employee benefits, were $48,700,000 and $56,500,000, respectively. Pre-tax results reflect aggregate interest, depreciation and amortization expenses of $1,000,000 in both the 2006 and the 2005 periods.

The decrease in healthcare revenues in 2006 as compared to 2005 principally resulted from Symphony's termination of certain underperforming customers, customer attrition and the sale of Symphony's respiratory line of business in the second quarter of 2005. In addition, as discussed in the 2005 10-K, regulatory changes that went into effect on January 1, 2006 concerning Medicare reimbursement for therapy services impacted Symphony's revenues and profitability during 2006. As a result of the therapy cap limitations, revenues for Medicare Part B therapy services declined by $2,100,000; however, revenues for Medicare Part A therapy services increased by $2,500,000 due to more services provided under new resource utilization group classifications that went into effect in 2006. During the first quarter of 2006 and 2005, one customer accounted for approximately 13% and 12%, respectively, of Symphony's revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Gross margins declined in 2006 as compared to 2005, which reflects the revenue changes discussed above, higher hourly wages and greater amounts incurred for independent contractors. Pre-tax results for 2006 also reflect a lower provision for doubtful accounts due to improved collection efforts and the cancellation of certain marginal customers. Pre-tax results for 2005 include a gain of $400,000 from the sale of certain property.

Telecommunications - ATX

ATX has been consolidated by the Company since April 22, 2005, the effective date of its bankruptcy plan. For the first quarter of 2006, ATX telecommunications revenues and other income were $39,700,000, telecommunications cost of sales were $23,800,000, salaries and incentive compensation expense was $6,100,000, depreciation and amortization expenses were $2,800,000, selling, general and other expenses were $7,000,000 and ATX had a pre-tax loss of $100,000. Revenues for the first quarter of 2006 declined slightly as compared to the fourth quarter of 2005 principally due to customer attrition for long distance and local services partially offset by price increases. ATX's cost of sales declined in the first quarter of 2006 as compared to the fourth quarter of 2005 primarily as a result of lower revenues and the migration of portions of its network to lower cost providers, and aggregate reductions to reserves of approximately $700,000 relating to the favorable resolution of access cost disputes and Entrance Facility rates.

Domestic Real Estate

Pre-tax income (loss) for the domestic real estate segment was $47,800,000 and $(600,000) for the three month periods ended March 31, 2006 and 2005, respectively. Pre-tax income for this segment for 2006 principally reflects the sale by Square 711, which resulted in a pre-tax gain of $48,900,000. In addition, during the first quarter of 2006 and 2005, the Company recognized $500,000 and $900,000, respectively, primarily consisting of previously deferred pre-tax profit related to its 95-lot development project in South Walton County, Florida, upon completion of certain required improvements to the property. The Company expects to recognize the balance of the deferred pre-tax profits from this project during 2006 (aggregating $3,500,000) as it completes the remaining improvements.

Corporate and Other Operations

Investment and other income increased in the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005 primarily due to greater interest income of $18,500,000, reflecting a larger amount of invested assets and higher interest rates, and $27,500,000 of gain from the sales of two associated companies. Investment and other income also reflects income of $1,000,000 and $1,100,000 for the 2006 and 2005 periods, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $38,700,000 and $100,000 for the three month periods ended March 31, 2006 and 2005, respectively. Included in net securities gains for the 2006 period is a gain of $37,400,000 from the sale of 115,000,000 shares of Level 3 common stock for $376,600,000. Net securities gains for the 2006 and 2005 periods include provisions of $900,000 and $2,200,000, respectively, to write down the Company's investments in certain available for sale securities. The write down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the three month period ended March 31, 2006 as compared to 2005 primarily reflects interest expense relating to fixed rate repurchase agreements.

Salaries and incentive compensation expense increased by $3,600,000 in the three month period ended March 31, 2006 as compared to the same period in 2005 principally due to increased Corporate bonus expense, and compensation expense of a subsidiary that was acquired in the fourth quarter of 2005, which is engaged in the development of a new medical product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The increase in selling, general and other expenses of $10,000,000 in the three month period ended March 31, 2006 as compared to the same period in 2005 primarily reflects research and development costs and operating expenses of the medical product development subsidiary, greater employee benefit costs including pension costs relating to WilTel's retained plan (which were classified with discontinued operations in 2005), and higher professional fees, which largely relate to existing investments. The 2006 period also reflects increased corporate aircraft expenses.

For the three month period ended March 31, 2006, the Company's effective income tax rate is higher than the federal statutory rate primarily due to state income taxes. For the three month period ended March 31, 2005, the Company did not record any federal income tax expense (benefit) on income (loss) from continuing operations or other components of comprehensive income (loss) due to the availability of WilTel tax attributes that had been fully reserved for in the valuation allowance. Income tax expense recorded in 2005 principally relates to state income taxes.

Associated Companies

Equity in income (losses) of associated companies for the three month periods ended March 31, 2006 and 2005 includes the following (in thousands):


                                                                       2006              2005
                                                                       ----              ----

          Olympus Re Holdings, Ltd.                                $    --           $   7,100
          EagleRock                                                     9,500           (4,900)
          JPOF II                                                       5,600            6,400
          HomeFed Corporation                                             700              --
          Safe Harbor                                                   1,200              --
          Other                                                         5,400            2,500
                                                                   ----------        ---------
            Equity in income before income taxes                       22,400           11,100
          Income tax expense                                            8,700             --
                                                                   ----------        ---------
            Equity in income net of taxes                          $   13,700        $  11,100
                                                                   ==========        =========



In early 2006, Olympus Re Holdings, Ltd. raised a significant amount of new equity to replace some, but not all of the capital that was lost as a result of the 2005 hurricanes. Since the Company did not invest additional capital in Olympus, its equity interest was diluted (to less than 4%) such that it no longer applies the equity method of accounting for this investment subsequent to December 31, 2005. The Company wrote down the book value of its remaining investment in Olympus to zero in 2005.

Loss on disposal of discontinued operations principally reflects working capital adjustments and the resolution of certain sale-related obligations related to WilTel, which was sold in the fourth quarter of 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; compliance with government laws and regulations; changes in mortgage interest rate levels or changes in consumer lending practices; a decrease in consumer spending or general increases in the cost of living; adverse regulatory developments and healthcare reform legislation impacting Medicare reimbursement levels; the healthcare industry is heavily regulated by the government, which requires our compliance with a variety of laws; significant increases in operating costs due to continued intense competition for qualified staff in our healthcare business; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1.A. Risk Factors in the 2005 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

Changes in internal control over financial reporting

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




Date:  May 9, 2006

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