Form 10-Q
period 2006-06-30
LEUCADIA NATIONAL CORP
filed 2006-08-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                       -----                    ----                       ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   YES                  NO    X
                       -------             ------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 1, 2006: 216,287,442.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Dollars in thousands, except par value)

                                                                                         June 30,              December 31,
                                                                                           2006                     2005
                                                                                      -------------            -----------
                                                                                        (Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents                                                          $    356,942             $   386,957
   Investments                                                                           1,306,672               1,323,562
   Trade, notes and other receivables, net                                                 272,334                 377,216
   Prepaids and other current assets                                                       154,420                 140,880
                                                                                      ------------             -----------
       Total current assets                                                              2,090,368               2,228,615
Restricted cash                                                                            133,388                  27,018
Non-current investments                                                                  1,064,040                 977,327
Notes and other receivables, net                                                            33,854                  22,747
Intangible assets, net and goodwill                                                         94,649                  85,083
Deferred tax assets, net                                                                 1,009,645               1,094,017
Other assets                                                                               157,656                 213,583
Property, equipment and leasehold improvements, net                                        405,928                 237,021
Investments in associated companies                                                        554,293                 375,473
                                                                                      ------------             -----------
           Total                                                                      $  5,543,821             $ 5,260,884
                                                                                      ============             ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                $    156,741             $   259,778
   Other current liabilities                                                                14,645                  23,783
   Debt due within one year                                                                410,668                 175,664
   Income taxes payable                                                                     16,348                  15,171
                                                                                      ------------             -----------
       Total current liabilities                                                           598,402                 474,396
Other non-current liabilities                                                              110,424                 121,893
Long-term debt                                                                           1,026,579                 986,718
                                                                                      ------------             -----------
       Total liabilities                                                                 1,735,405               1,583,007
                                                                                      ------------             -----------

Commitments and contingencies

Minority interest                                                                           16,653                  15,963
                                                                                      ------------             -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 300,000,000 shares;
   216,225,442 and 216,058,016 shares issued and outstanding, after deducting
   56,875,963 and 56,874,929 shares held in treasury                                       216,225                 216,058
Additional paid-in capital                                                                 512,797                 501,914
Accumulated other comprehensive loss                                                       (80,416)                (81,502)
Retained earnings                                                                        3,143,157               3,025,444
                                                                                      ------------             -----------
       Total shareholders' equity                                                        3,791,763               3,661,914
                                                                                      ------------             -----------
           Total                                                                      $  5,543,821             $ 5,260,884
                                                                                      ============             ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)


                                                                               For the Three Month              For the Six Month
                                                                              Period Ended June 30,           Period Ended June 30,
                                                                              ---------------------           ---------------------
                                                                               2006            2005            2006           2005
                                                                               ----            ----            ----           ----

Revenues and Other Income:
   Manufacturing                                                          $   118,414     $   88,051      $   237,805   $   108,925
   Telecommunications                                                          40,145         30,593           79,610        30,593
   Investment and other income                                                 63,303         31,992          197,490        64,458
   Net securities gains                                                        44,418         46,949           83,132        47,026
                                                                          -----------     ----------      -----------   -----------
                                                                              266,280        197,585          598,037       251,002
                                                                          -----------     ----------      -----------   -----------
Expenses:
   Cost of sales:
      Manufacturing                                                           100,276         76,412          198,789        91,121
      Telecommunications                                                       23,411         18,851           47,224        18,851
   Interest                                                                    21,601         16,429           38,786        33,066
   Salaries and incentive compensation                                         34,033         16,924           55,057        25,043
   Depreciation and amortization                                                9,356          7,159           17,419        11,146
   Selling, general and other expenses                                         36,578         32,198           88,290        60,736
                                                                          -----------     ----------      -----------   -----------
                                                                              225,255        167,973          445,565       239,963
                                                                          -----------     ----------      -----------   -----------
       Income from continuing operations before income taxes
        and equity in income of associated companies                           41,025         29,612          152,472        11,039
Income taxes                                                                   14,952     (1,107,452)          58,058    (1,106,828)
                                                                         ------------     ----------      -----------   -----------
       Income from continuing operations before equity in
        income of associated companies                                         26,073      1,137,064           94,414     1,117,867
Equity in income of associated companies, net of taxes                          9,534         67,345           23,263        78,493
                                                                          -----------     ----------      -----------   -----------

       Income from continuing operations                                       35,607      1,204,409          117,677     1,196,360
Income from discontinued operations, net of taxes                               1,048         12,124              134        22,786
Gain (loss) on disposal of discontinued operations, net of taxes                  365         54,578              (98)       54,578
                                                                          -----------     ----------      -----------   -----------

       Net income                                                         $    37,020     $1,271,111      $   117,713   $ 1,273,724
                                                                          ===========     ==========      ===========   ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                            $ .16         $ 5.59            $ .54         $5.56
   Income from discontinued operations                                            .01            .06              --            .11
   Gain (loss) on disposal of discontinued operations                             --             .25              --            .25
                                                                                -----         ------            -----         -----
       Net income                                                               $ .17         $ 5.90            $ .54         $5.92
                                                                                =====         ======            =====         =====

Diluted earnings (loss) per common share:
   Income from continuing operations                                            $ .16         $ 5.23            $ .53         $5.21
   Income from discontinued operations                                            .01            .05              --            .10
   Gain (loss) on disposal of discontinued operations                             --             .24              --            .23
                                                                                -----         ------            -----         -----
       Net income                                                               $ .17         $ 5.52            $ .53         $5.54
                                                                                =====         ======            =====         =====






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005
(In thousands)
(Unaudited)


                                                                                                  2006             2005
                                                                                                  ----             ----
Net cash flows from operating activities:
Net income                                                                                   $   117,713     $ 1,273,724
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision (benefit)                                                        66,665      (1,110,000)
   Depreciation and amortization of property, equipment and leasehold improvements                19,422          97,416
   Other amortization                                                                             (8,155)          1,392
   Share-based compensation                                                                        9,363             --
   Excess tax benefit from exercise of stock options                                                (197)            --
   Provision for doubtful accounts                                                                 1,029           3,605
   Net securities gains                                                                          (83,132)        (47,004)
   Equity in income of associated companies                                                      (37,567)        (79,223)
   Distributions from associated companies                                                        24,849          89,245
   Net gains related to real estate, property and equipment, and other assets                   (100,460)        (21,614)
   (Gain) loss on disposal of discontinued operations                                                158         (56,578)
   Investments classified as trading, net                                                         (2,541)         18,537
   Net change in:
      Restricted cash                                                                               8,574        (15,422)
      Trade, notes and other receivables                                                         199,614          77,463
      Prepaids and other assets                                                                    2,519         (16,968)
      Trade payables and expense accruals                                                       (139,163)        (11,882)
      Other liabilities                                                                           (9,401)        (19,321)
      Income taxes payable                                                                         1,188             674
   Other                                                                                          15,701          (2,011)
                                                                                             -----------     -----------
      Net cash provided by operating activities                                                   86,179        182,033
                                                                                             -----------     -----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (39,754)        (65,596)
Acquisitions of and capital expenditures for real estate investments                             (28,051)         (6,855)
Proceeds from disposals of real estate, property and equipment, and other assets                 177,020          29,079
Proceeds from sale of discontinued operations                                                        558          95,160
Acquisitions, net of cash acquired                                                              (105,059)       (177,947)
Net change in restricted cash                                                                    (56,515)            --
Advances on notes receivables                                                                       (251)           (100)
Collections on notes and loan receivables                                                          4,211           2,483
Investments in associated companies                                                             (226,709)         (4,180)
Distributions from associated companies                                                           20,480             130
Purchases of investments (other than short-term)                                              (2,172,760)     (1,587,206)
Proceeds from maturities of investments                                                          689,494         607,759
Proceeds from sales of investments                                                             1,517,961         994,387
                                                                                             -----------     -----------
      Net cash used for investing activities                                                    (219,375)       (112,886)
                                                                                             -----------     -----------

Net cash flows from financing activities:
Net change in customer banking deposits                                                            --             (8,658)
Issuance of long-term debt                                                                       133,524          21,612
Reduction of long-term debt                                                                      (33,360)        (51,814)
Issuance of common shares                                                                          1,523           1,387
Purchase of common shares for treasury                                                               (33)            --
Excess tax benefit from exercise of stock options                                                    197             --
Other                                                                                              1,277           1,914
                                                                                             -----------     -----------
      Net cash provided by (used for) financing activities                                       103,128         (35,559)
                                                                                             -----------     -----------
Effect of foreign exchange rate changes on cash                                                       53          (3,007)
                                                                                             -----------     -----------
      Net increase (decrease) in cash and cash equivalents                                       (30,015)         30,581
Cash and cash equivalents at January 1,                                                          386,957         486,948
                                                                                             -----------     -----------
Cash and cash equivalents at June 30,                                                        $   356,942     $   517,529
                                                                                             ===========     ===========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2006 and 2005
(In thousands, except par value)
(Unaudited)


                                                      Common                      Accumulated
                                                      Shares        Additional      Other
                                                      $1 Par         Paid-In     Comprehensive       Retained
                                                      Value          Capital     Income (Loss)       Earnings           Total
                                                      -----          -------     -------------       --------           -----

Balance, January 1, 2005                            $ 215,201        $490,903     $  136,138       $ 1,416,411      $2,258,653
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
      investments, net of taxes of $0                                                (29,639)                          (29,639)
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $0                                                (13,136)                          (13,136)
   Net change in unrealized gain (loss) on
      derivative instruments, net of taxes of $0                                       2,127                             2,127
   Net income                                                                                        1,273,724       1,273,724
                                                                                                                    ----------
     Comprehensive income                                                                                            1,233,076
                                                                                                                    ----------
Exercise of options to purchase common shares             170           1,217                                            1,387
                                                    ---------        --------     ----------       -----------      ----------

Balance, June 30, 2005                              $ 215,371        $492,120     $   95,490       $ 2,690,135      $3,493,116
                                                    =========        ========     ==========       ===========      ==========

Balance, January 1, 2006                            $ 216,058        $501,914     $  (81,502)      $ 3,025,444      $3,661,914
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes $1,455                                                 (2,564)                           (2,564)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,268                                               3,999                             3,999
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $198                                       (349)                             (349)
   Net income                                                                                          117,713         117,713
                                                                                                                    ----------
     Comprehensive income                                                                                              118,799
                                                                                                                    ----------
Share-based compensation expense                                        9,363                                            9,363
Exercise of options to purchase common shares,
   including excess tax benefit                           168           1,552                                            1,720
Purchase of common shares for treasury                     (1)            (32)                                             (33)
                                                    ---------        --------     ----------       -----------      ----------

Balance, June 30, 2006                              $ 216,225        $512,797     $  (80,416)      $ 3,143,157      $3,791,763
                                                    =========        ========     ==========       ===========      ==========









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

     On June 14, 2006, a two-for-one stock split was effected in the form of a 100% stock dividend that was paid to shareholders of record on May 30, 2006. The financial statements (and notes thereto) give retroactive effect to the stock split for all periods presented.

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

     In July 2006 the Company completed the sale of Symphony Health Services, LLC ("Symphony") and has reclassified Symphony as a discontinued operation in the Company's consolidated financial statements. For more information concerning the sale, see Note 9.

     Certain amounts for prior periods have also been reclassified to be consistent with the 2006 presentation, and to reflect as discontinued operations WilTel Communications Group, LLC ("WilTel"), which was sold during the fourth quarter of 2005.

2. Results of operations for the Company's segments are reflected from the date of acquisition. The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies. As a result of the classification of Symphony as a discontinued operation, the Company no longer has a Healthcare Services segment; for information about the Company's new Gaming Entertainment segment, see Note 17.

     Certain information concerning the Company's segments for the three and six month periods ended June 30, 2006 and 2005 is presented in the following table.


                                                                               For the Three Month            For the Six Month
                                                                              Period Ended June 30,         Period Ended June 30,
                                                                              ---------------------         ---------------------
                                                                               2006           2005           2006            2005
                                                                               ----           ----           ----            ----
                                                                                               (In thousands)


     Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                      $  91,743      $  63,532      $ 184,281      $  63,532
           Plastics                                                             27,069         24,624         54,231         45,443
        Telecommunications                                                      41,032         30,655         80,713         30,655
        Gaming Entertainment                                                       842            --             842           --
        Domestic Real Estate                                                     9,748          7,838         71,796         17,292
        Other Operations                                                         9,536         10,095         19,056         18,193
        Corporate                                                               86,310         60,841        187,118         75,887
                                                                             ---------      ---------      ---------      ---------
            Total consolidated revenues and other income                     $ 266,280      $ 197,585      $ 598,037      $ 251,002
                                                                             =========      =========      =========      =========

     Income (loss) from continuing operations before income taxes and equity in income of associated companies:
        Manufacturing:
           Idaho Timber                                                      $   4,309      $    (351)     $  11,536      $    (351)
           Plastics                                                              4,997          4,677         10,224          7,945
        Telecommunications                                                       2,097           (719)         2,021           (719)
        Gaming Entertainment                                                       613            --             613            --
        Domestic Real Estate                                                     3,162          1,130         50,983            542
        Other Operations                                                       (10,078)          (931)       (16,816)        (4,571)
        Corporate                                                               35,925         25,316         93,911          7,703
        Elimination (b)                                                            --             490           --              490
                                                                             ---------      ---------      ---------      ---------
            Total consolidated income from continuing
              operations before income taxes and equity in income
              of associated companies                                        $  41,025      $  29,612      $ 152,472      $  11,039
                                                                             =========      =========      =========      =========


(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.
(b) Eliminates services purchased by ATX Communications, Inc. ("ATX") from WilTel and recorded as a cost of sales by ATX.

For the three month periods ended June 30, 2006 and 2005, income from continuing operations has been reduced by depreciation and amortization expenses of $13,900,000 and $10,800,000, respectively; such amounts are primarily comprised of Corporate ($3,000,000 and $2,700,000, respectively), manufacturing ($4,400,000 and $4,200,000, respectively), other operations ($3,100,000 and
$1,500,000, respectively) and telecommunications ($2,300,000 and $1,800,000, respectively). For the six month periods ended June 30, 2006 and 2005, income from continuing operations has been reduced by depreciation and amortization expenses of $25,900,000 and $17,500,000, respectively; such amounts are primarily comprised of Corporate ($5,900,000 and $5,300,000, respectively), manufacturing ($8,600,000 and $5,900,000, respectively), other operations ($4,500,000 and $3,000,000, respectively) and telecommunications ($5,100,000 and $1,800,000, respectively). Depreciation and amortization expenses for other segments are not material.

For the three month periods ended June 30, 2006 and 2005, income from continuing operations has been reduced by interest expense of $21,600,000 and $16,400,000, respectively; such amounts are primarily comprised of Corporate ($18,100,000 and $15,600,000, respectively), gaming entertainment ($3,400,000 in 2006), and other operations ($400,000 in 2005). For the six month periods ended June 30, 2006 and 2005, income from continuing operations has been reduced by interest expense of $38,800,000 and $33,100,000, respectively; such amounts are primarily comprised of Corporate ($35,100,000 and $31,200,000, respectively), gaming entertainment ($3,400,000 in 2006) and other operations ($1,000,000 in 2005). Interest expense for other segments is not material.

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


                                                                                                    June 30,        June 30,
                                                                                                        2006             2005
                                                                                                   ------------     ---------

     EagleRock Capital Partners (QP), LP ("EagleRock"):
         Total revenues                                                                           $    17,100      $   (25,300)
         Income (loss) from continuing operations before extraordinary items                           16,600          (26,100)
         Net income (loss)                                                                             16,600          (26,100)
         The Company's equity in net income (loss)                                                     12,000          (19,500)

     Jefferies Partners Opportunity Fund II, LLC ("JPOF II"):
         Total revenues                                                                           $    31,400      $    17,600
         Income from continuing operations before extraordinary items                                  30,200           16,400
         Net income                                                                                    30,200           16,400
         The Company's equity in net income                                                            19,700           11,100

4. A summary of investments at June 30, 2006 and December 31, 2005 is as follows (in thousands):



                                                                          June 30, 2006                   December 31, 2005
                                                                ------------------------------      -----------------------------
                                                                                Carrying Value                      Carrying Value
                                                                  Amortized     and Estimated       Amortized       and Estimated
                                                                    Cost          Fair Value          Cost            Fair Value
                                                                    ----          ----------          ----            ----------


     Current Investments:
        Investments available for sale                           $1,192,167       $1,189,507         $1,206,973       $1,206,195
        Trading securities                                          103,858          103,395            103,978          105,541
        Other investments, including accrued interest income         13,770           13,770             11,826           11,826
                                                                 ----------       ----------         ----------       ----------
            Total current investments                            $1,309,795       $1,306,672         $1,322,777       $1,323,562
                                                                 ==========       ==========         ==========       ==========

     Non-current Investments:
        Investments available for sale                           $  840,967       $  905,713         $  762,178       $  825,716
        Other investments                                           158,327          158,327            151,611          151,611
                                                                 ----------       ----------         ----------       ----------
            Total non-current investments                        $  999,294       $1,064,040         $  913,789       $  977,327
                                                                 ==========       ==========         ==========       ==========


During the first quarter of 2006, the Company sold all of its 115,000,000 shares of Level 3 Communications, Inc. common stock that it had received in connection with the sale of WilTel for total proceeds of $376,600,000 and recorded a pre-tax gain of $37,400,000.

5. A summary of intangible assets, net and goodwill at June 30, 2006 and December 31, 2005 is as follows (in thousands):



                                                                                                       June 30,      December 31,
                                                                                                         2006           2005
                                                                                                    -----------      ----------

     Intangibles:
        Customer relationships, net of accumulated amortization of $11,216 and $6,686                  $ 57,827       $ 58,911
        Licenses, net of accumulated amortization of $5 and $0                                           11,867           --
        Trademarks and tradename, net of accumulated amortization of $466 and $268                        3,983          4,140
        Software, net of accumulated amortization of $1,211 and $701                                      3,889          4,399
        Patents, net of accumulated amortization of $220 and $142                                         2,110          2,188
        Other, net of accumulated amortization of $1,960 and $1,488                                         974          1,446
     Goodwill                                                                                            13,999         13,999
                                                                                                       --------       --------
                                                                                                       $ 94,649       $ 85,083
                                                                                                       ========       ========

     As a result of the acquisition of Premier Entertainment Biloxi, LLC ("Premier") during the second quarter of 2006, the net carrying amount of intangible assets increased by $11,900,000; see Note 17 for further information. In addition, the net carrying amount of intangible assets, principally customer relationships, increased by $3,500,000 due to acquisitions by the plastics manufacturing segment and within the other operations segment.

     Amortization expense on intangible assets was $3,000,000 and $2,700,000, respectively, for the three month periods ended June 30, 2006 and 2005, and $5,800,000 and $3,000,000, respectively, for the six month periods ended June 30, 2006 and 2005. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:
     2006 (for the remaining six months) - $6,000,000; 2007 - $10,800,000;  2008
     - $10,300,000; 2009 - $9,200,000; and 2010 - $7,600,000.

     At June 30, 2006 and December 31, 2005, goodwill was comprised of $5,800,000 within the telecommunications segment and $8,200,000 within the plastics manufacturing segment.

6. A summary of accumulated other comprehensive income (loss), net of taxes at June 30, 2006 and December 31, 2005 is as follows (in thousands):


                                                                              June 30,         December 31,
                                                                                2006               2005
                                                                           -----------         -----------


          Net unrealized losses on investments                              $  (24,945)        $  (22,381)
          Net unrealized foreign exchange gains (losses)                         1,109             (2,890)
          Net unrealized losses on derivative instruments                       (1,357)            (1,008)
          Net minimum pension liability                                        (55,223)           (55,223)
                                                                            ----------         ----------
                                                                            $  (80,416)        $  (81,502)
                                                                            ==========         ==========

7. Investment and other income includes changes in the fair values of derivative financial instruments of $800,000 and $(1,300,000) for the three month periods ended June 30, 2006 and 2005, respectively, and $1,800,000 and $(200,000), for the six month periods ended June 30, 2006 and 2005, respectively.

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

9. In July 2006, the Company sold Symphony to RehabCare Group, Inc., for aggregate cash consideration of approximately $101,500,000, subject to working capital adjustments. Including estimated working capital adjustments and after satisfaction of Symphony's outstanding credit agreement ($31,700,000 at June 30, 2006) and other sale related obligations, the Company expects to realize net cash proceeds of approximately $62,300,000 and expects to record a pre-tax gain on sale of discontinued operations of approximately $53,300,000. Results of operations for Symphony for the three and six month periods ended June 30, 2006 and 2005 are as follows:



                                                                           For the Three Month          For the Six Month
                                                                          Period Ended June 30,       Period Ended June 30,
                                                                          ---------------------       ---------------------
                                                                            2006         2005          2006           2005
                                                                            ----         ----          ----           ----
                                                                                             (In thousands)


     Revenues and other income:
        Healthcare revenues                                                $  55,650   $  60,977       $ 110,370   $  128,415
        Investment and other income                                              206         103             225          543
                                                                           ---------   ---------       ---------   ----------
                                                                              55,856      61,080         110,595      128,958
                                                                           ---------   ---------       ---------   ----------

     Expenses:
        Healthcare cost of sales                                              46,978      51,328          95,628      107,792
        Interest                                                                 590         741           1,195        1,469
        Salaries                                                               2,974       3,125           5,835        6,485
        Depreciation and amortization                                            356         314             708          615
        Selling, general and other expenses                                    3,237       4,723           7,013       10,394
                                                                           ---------   ---------       ---------   ----------
                                                                              54,135      60,231         110,379      126,755
                                                                           ---------   ---------       ---------   ----------

     Income from discontinued operations before income taxes                   1,721         849             216        2,203
        Income taxes                                                              21          (8)             31           (8)
                                                                           ---------   ---------       ---------   ----------
     Income from discontinued operations                                   $   1,700         857       $     185   $    2,211
                                                                           =========   =========       =========   ==========


     The Company has not classified Symphony's assets and liabilities as discontinued operations because the balances are not material. Summarized information for Symphony's assets and liabilities is as follows (in thousands):


                                                                                June 30,             December 31,
                                                                                  2006                   2005
                                                                               ---------             -----------

     Current assets                                                            $  54,219               $  52,470
     Non-current assets                                                            3,839                   3,165
                                                                               ---------               ---------
        Total assets                                                           $  58,058               $  55,635
                                                                               =========               =========

     Current liabilities                                                       $  17,014               $  45,262
     Non-current liabilities                                                      32,057                     280
                                                                               ---------               ---------
        Total liabilities                                                      $  49,071               $  45,542
                                                                               =========               =========


     Gain (loss) on disposal of discontinued operations principally reflects working capital adjustments and the resolution of certain sale-related obligations and contingencies related to WilTel, which was sold in the fourth quarter of 2005.

10. Pension expense charged to operations for the three and six month periods ended June 30, 2006 and 2005 related to the defined benefit pension plan (other than WilTel's plan) included the following components (in thousands):


                                                                           For the Three Month          For the Six Month
                                                                          Period Ended June 30,       Period Ended June 30,
                                                                          ---------------------       ---------------------
                                                                            2006         2005          2006           2005
                                                                            ----         ----          ----           ----

     Interest cost                                                           $   483      $  512      $     967      $ 1,023
     Expected return on plan assets                                             (266)       (229)          (532)        (457)
     Actuarial loss                                                              236         208            471          416
     Amortization of prior service cost                                            1           1              1            2
                                                                             -------      ------      ---------      -------
        Net pension expense                                                  $   454      $  492      $     907      $   984
                                                                             =======      ======      =========      =======

     WilTel's defined benefit pension plan expense charged to operations (classified as discontinued operations in 2005) for the three and six month periods ended June 30, 2006 and 2005 included the following components (in thousands):


                                                                 For the Three Month                 For the Six Month
                                                                 Period Ended June 30,              Period Ended June 30,
                                                                 ---------------------             ---------------------
                                                               2006             2005               2006             2005
                                                               ----             ----               ----             ----

     Interest cost                                           $   2,487        $  2,052           $  4,975         $ 4,103
     Service cost                                                 --               966              --              1,931
     Expected return on plan assets                             (1,766)         (1,327)            (3,532)         (2,653)
     Actuarial loss                                                397              11                793              23
                                                             ---------        --------           --------         -------
        Net pension expense                                  $   1,118        $  1,702           $  2,236         $ 3,404
                                                             =========        ========           ========         =======


     Employer contributions to WilTel's defined benefit pension plan were $42,800,000 during the first six months of 2006; as disclosed in the Company's 2005 10-K such contributions were estimated to aggregate $29,100,000 for all of 2006. The Company is currently evaluating whether it will make additional contributions during the remainder of 2006.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and six month periods ended June 30, 2006 and 2005.

11. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options and warrants, be recognized in the financial statements based on their fair values. The cost is recognized as an expense over the vesting period of the award. Prior to adoption of SFAS 123R, no compensation cost was recognized in the statements of operations for the Company's share-based compensation plans; the Company disclosed certain pro forma amounts as required.

     The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model. As a result of the adoption of SFAS 123R, compensation cost increased by $9,000,000 and $9,400,000, respectively, for the three and six month 2006 periods and net income decreased by $5,800,000 and $6,100,000, respectively, for the three and six month 2006 periods. Had the Company used the fair value based accounting method for the three and six month 2005 periods, compensation cost would have been higher by $500,000 and $1,000,000, respectively, and primary and diluted earnings per share would not have changed. As of June 30, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $32,400,000; this cost is expected to be recognized over a weighted-average period of 3.5 years.

     As of June 30, 2006, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan. The fixed stock option plan provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year. The maximum number of common shares that may be acquired through the exercise of options or rights under this plan cannot exceed 2,519,150. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of June 30, 2006, 2,495,150 shares were available for grant under the plan. During the three and six month 2006 periods, 24,000 options at $30.78 per share were granted; during the three and six month 2005 periods, 12,000 options at $18.03 per share were granted.

     The senior executive warrant plan provides for the issuance, subject to shareholder approval, of warrants to purchase up to 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to 105% of the closing price per share of a common share on the date of grant. On March 6, 2006, the Company's Board of Directors approved, subject to shareholder approval, the grant of warrants to purchase 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to $28.515 per share (105% of the closing price per share of a common share on that date). In May 2006, shareholder approval was received and the warrants were issued. The warrants expire in 2011 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year.

     The following summary presents the weighted-average assumptions used for grants made during the 2006 and 2005 periods:



                                                                      2006                            2005
                                                          --------------------------------          --------
                                                            Options             Warrants            Options
                                                            -------             --------            -------

     Risk free interest rate                                  4.92%               4.95%               3.77%
     Expected volatility                                     22.78%              23.05%              23.58%
     Expected dividend yield                                   .81%                .41%                .69%
     Expected life                                            4.3 years           4.3 years           4.3 years
     Weighted average fair value per grant                   $7.75               $9.39               $4.29



     The expected life assumptions were based on historical behavior and incorporated post-vesting forfeitures for each type of award and population identified.

     The following table summarizes information about outstanding stock options at June 30, 2006 and changes during the six months then ended:



                                                                              Weighted-Average
                                                                                 Remaining
                                                        Weighted-Average      Contractual Term       Aggregate Intrinsic
                                          Shares         Exercise Price           (in years)                Value
                                          ------         --------------           ----------         -------------------


Outstanding at January 1, 2006          1,955,260           $17.60
Granted                                    24,000           $30.78
Exercised                                (168,460)          $ 9.04                                       $  3,100,000
                                                                                                          ============
Forfeited                                   --              $ --
                                        ---------
Outstanding at June 30, 2006            1,810,800           $18.57                       3.8              $ 19,200,000
                                        =========           ======                ==========              ============
Exercisable at June 30, 2006              459,600           $16.51                       3.3              $  5,800,000
                                        =========           ======                ==========              ============

     At June 30, 2006, 4,000,000 warrants were outstanding and 800,000 were exercisable; outstanding warrants had an aggregate intrinsic value of
     $2,700,000 and exercisable warrants had an aggregate intrinsic value of $500,000. Both the outstanding and exercisable warrants had a weighted-average remaining contractual term of 4.7 years. No warrants were exercised or forfeited during the six month 2006 period.

12. For the 2006 periods, the Company's effective income tax rate is higher than the federal statutory rate due to state income taxes. The income tax provision for the 2005 periods reflects a credit of $1,110,000,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believed it was more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset.

13. Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 216,201,000 and 215,303,000 for the three month periods ended June 30, 2006 and 2005, respectively, and 216,154,000 and 215,265,000 for the six month periods ended June 30, 2006 and 2005, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 231,777,000 and 231,026,000 for the three month periods ended June 30, 2006 and 2005, respectively, and 231,482,000 and 231,017,000 for the six month periods ended June 30, 2006 and 2005, respectively.

14. Cash paid for interest and income taxes (net of refunds) was $34,600,000 and $4,500,000, respectively, for the six month period ended June 30, 2006 and $52,000,000 and $1,400,000, respectively, for the six month period ended June 30, 2005.

15. Debt due within one year includes $221,400,000 and $92,100,000 as of June 30, 2006 and December 31, 2005, respectively, relating to repurchase agreements. These fixed rate repurchase agreements have a weighted average interest rate of approximately 5%, mature at various dates through November 2006 and are secured by investments with a carrying value of $229,900,000.

16. In April 2006, the Company acquired a 30% limited liability company interest in Goober Drilling, LLC, ("Goober Drilling") for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $80,000,000 to finance new equipment purchases and construction costs, and to repay existing debt. In June 2006, the Company agreed to increase the secured loan amount to an aggregate of $126,000,000 to finance additional equipment purchases and construction costs. As of June 30, 2006, the outstanding loan amount was $53,100,000. Goober Drilling is an on-shore contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to exploration and production companies. The Company's investment in Goober Drilling is classified as an investment in an associated company.

17. During the second quarter of 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company effectively owns approximately 46% of the fully diluted common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000, and has made an $8,000,000 12% loan to Premier that matures in May 2007. Premier is the owner of the Hard Rock Hotel & Casino Biloxi ("Hard Rock Biloxi"), located in Biloxi, Mississippi, which was severely damaged prior to opening by Hurricane Katrina and which, pending receipt of insurance proceeds, is to be rebuilt. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding $160,000,000 principal amount of 10 3/4% First Mortgage Notes due February 1, 2012 (the "Premier Notes"). In addition, the Company agreed to provide up to $40,000,000 of construction financing to Premier's general contractor by purchasing the contractor's receivables from Premier if the receivables are more than ten days past due.

     The Company has consolidated Premier from the date of acquisition. Based upon the Company's preliminary allocation of the purchase price, it has recorded intangible assets of $11,900,000, principally related to the license to use the Hard Rock name. The license will be amortized on a straight-line basis over its initial term of 20 years, which term commences upon the opening of the Hard Rock Biloxi. The Company has not completed all of the analyses and studies to finalize its allocation of the purchase price for Premier; it expects to complete its allocation of the purchase price by the end of 2006, and any changes from its initial allocation could affect the values assigned to property and equipment and intangible assets. However, the Company does not expect that the impact of these changes will be material. Unaudited pro forma data is not included for Premier as the amounts were not material.

     Prior to Hurricane Katrina, Premier purchased a comprehensive blanket insurance policy providing up to $181,100,000 in coverage for damage to real and personal property, including business interruption coverage. Premier has reached settlements with various insurance carriers aggregating $159,800,000 with respect to $167,100,000 face amount of coverage; the remaining $14,000,000 face amount of coverage has not been settled and is currently in litigation. As of June 30, 2006, paid insurance settlements aggregating $111,900,000 ($121,500,000 as of August 7, 2006) have been placed on deposit into restricted accounts held by the indenture trustee of the Premier Notes; proceeds from the remaining insurance policies that have been settled are expected to be received before the end of August. The restricted accounts held by the trustee are classified as restricted cash in the Company's consolidated balance sheet.

     Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The threat of hurricanes remains a significant risk to the existing facilities and to the new casino, which will be constructed over water on concrete pilings that are expected to greatly improve the structural integrity of the facility. In July 2006, Premier purchased a new insurance policy providing up to $149,300,000 in coverage for damage to real and personal property and up to the lesser of six months or $30,000,000 of business interruption and delayed opening coverage. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. The policy provides coverage for the existing structures, as well as for the repair and rebuild of the hotel, low rise building and parking garage and the construction of the new casino. Although the insurance policy is an "all risk" policy, weather catastrophe occurrence ("WCO"), which is defined to include damage caused by a named storm, is limited to $50,000,000 with a deductible equal to the greater of $7,000,000 or 5% of total insured values at risk. WCO coverage is subject to mandatory reinstatement of coverage for an additional pre-determined premium.

     Since the WCO coverage purchased by Premier is substantially less than the coverage in place prior to Hurricane Katrina, Premier has more exposure to property damage resulting from similar catastrophic storms. However, Premier's assessment of the probability of a similar type of loss occurring during the remainder of this year's hurricane season is remote, an assessment based in large part on the less severe damage sustained to the non-casino facilities from Hurricane Katrina last year, and the amount of new construction that will be at risk during the balance of this hurricane season. Premiums for WCO policies have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events.

     On May 5, 2006, a subsidiary of the Company commenced a tender offer for all of the Premier Notes at a price equal to 101% of par value, plus accrued and unpaid interest to the date of purchase. The tender offer satisfied Premier's obligation under the indenture to make such an offer upon a change of control; the offer expired on June 9, 2006 without any Premier Notes being tendered. On June 30, 2006, Premier commenced a tender offer to purchase up to $94,000,000 aggregate principal amount of the Premier Notes at a price equal to 100% of par value, plus accrued and unpaid interest to the date of purchase, as required under the indenture for the Premier Notes as a result of the payment of a specified amount of insurance proceeds. Contemporaneous with the commencement of Premier's offer, the Company commenced a tender offer for all of the Premier Notes at a price equal to 101% of the par value of the Premier Notes, plus accrued and unpaid interest to the date of purchase. The Company's offer was intended to enable Premier to have the maximum amount of insurance proceeds available to it to finance the opening of the Hard Rock Biloxi while still providing the holders of the Premier Notes with the opportunity to sell all of their Premier Notes without commission or expense associated with any such sale. Both tender offers expired on August 2, 2006 without any Premier Notes being tendered. Upon the payment of certain additional insurance proceeds expected during the third quarter of 2006, Premier may be required to make another tender offer for the Premier Notes up to the aggregate amount of additional insurance proceeds paid. In the event Premier is required to make another tender offer, the Company has also agreed, under certain conditions, to make a tender offer for all of the Premier Notes at a price equal to 101% of par value. The Company has classified the Premier Notes as a current payable as of June 30, 2006.

     Premier has made a proposal to the trustee of the Premier Notes to exercise its discretion, subject to court approval, to allow Premier to use the insurance proceeds held by the trustee to repair, rebuild and open the Hard Rock Biloxi and to pay certain claims. The proposal assumes that funds would not be needed to purchase the Premier Notes pursuant to Premier's tender offer described above, and included a revised plan and budget for the reconstruction and repair of the Hard Rock Biloxi, along with financial and other information to assist the trustee in its evaluation of Premier's proposal, and certain other information as required under the indenture and related documents governing the Premier Notes. On June 30, 2006, the trustee filed a petition with the State of Minnesota District Court, Second Judicial District, Ramsey County, seeking to authorize the trustee to take all actions reasonable or necessary to consummate Premier's proposal. A hearing on this matter is expected to take place in August 2006.

18. In June 2006, the Company entered into an agreement to sell ATX to Broadview Networks Holdings, Inc. Closing of the transaction is subject to receipt of required regulatory approvals, purchaser financing and satisfaction of certain closing conditions. After payment of estimated closing costs, amounts due to minority interests and estimated net working capital adjustments, at closing the Company would receive net cash proceeds of approximately $85,000,000, and would record a pre-tax gain on sale of discontinued operations of approximately $30,000,000.

19. In June 2006, the Company entered into a new credit agreement with various bank lenders for a $100,000,000 unsecured credit facility that matures in five years and bears interest based on the Eurocurrency rate or the prime rate. The Company's existing credit agreement was terminated. At June 30, 2006, no amounts were outstanding under this bank credit facility.

20. In July 2006, the Company entered into a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), pursuant to which the Company agreed to invest an aggregate of $400,000,000 in Fortescue and its Pilbara iron ore infrastructure project in Western Australia. Pursuant to the subscription agreement, the Company will acquire 26,400,000 common shares of Fortescue, representing approximately 9.99% of the common stock of Fortescue to then be outstanding, and a 13 year, $100,000,000 note of FMG. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project. The note will be unsecured and will be subordinate to the secured debt to be issued in respect of the project. The Company's obligation to consummate the investment is subject to Fortescue obtaining approximately $2,000,000,000 of additional financing for the project, including senior secured financing, on terms acceptable to the Company. If this condition is not satisfied or waived by December 31, 2006, either party will be able to terminate the subscription agreement.

21. Restricted cash as of June 30, 2006 includes $117,500,000 relating to Premier's restricted accounts held by the trustee; see Note 17 for further information. The remaining balance of $15,900,000 principally represents cash collateral requirements for letters of credit to secure various obligations; substantially all of these obligations expire before 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 10-K.

                         Liquidity and Capital Resources

For the six month period ended June 30, 2006, net cash was provided by operating activities principally as a result of the collection of certain receivables from AT&T Inc. (formerly SBC Communications, Inc.), distributions and collection of a receivable from associated companies, and receipt of proceeds from short-term investments, partially offset by payment of incentive compensation and pension plan contributions. For the six month period ended June 30, 2005, net cash was provided by operating activities principally as a result of the collection of a receivable related to a former partnership interest, distributions from associated companies and a decrease in the Company's investment in the trading portfolio.

As of June 30, 2006, the Company's readily available cash, cash equivalents and marketable securities, excluding amounts held by subsidiaries that are parties to agreements which restrict the payment of dividends, totaled $2,295,400,000. This amount is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,259,700,000 (54.9%), U.S. Government-Sponsored Enterprises of $247,100,000 (10.8%) and other publicly traded debt and equity securities aggregating $788,600,000 (34.3%). This amount does not include 5,600,000 shares of Inmet Mining Corporation, which is restricted and carried at cost of $78,000,000 as of June 30, 2006 (market value of $209,600,000).

As of June 30, 2006, the Company had outstanding $221,400,000 of fixed rate repurchase agreements (an increase of $129,300,000 from December 31, 2005). These repurchase agreements, which are reflected in debt due within one year, have a weighted average interest rate of approximately 5%, mature at various dates through November 2006 and are secured by investments with a carrying value of $229,900,000.

In January, April and July 2006, the Company received $16,600,000, $20,100,000 and $11,500,000, respectively, as distributions from its investment in EagleRock. The amount received in January was included in current trade, notes and other receivables, net in the Company's December 31, 2005 consolidated balance sheet. As more fully described in the 2005 10-K, the Company's entire interest in EagleRock is in the process of being redeemed.

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

During the first quarter of 2006, the Company received aggregate cash proceeds of $56,400,000 from the sale of its equity interest in and loan repayment by two associated companies and recorded a pre-tax gain totaling $27,500,000, which is reflected in investment and other income for the six month period ended June 30, 2006.

In the second quarter of 2006, the Company acquired a 30% limited liability company interest in Goober Drilling for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $126,000,000 to finance new equipment purchases and construction costs, and to repay existing debt. As of June 30, 2006, the outstanding loan amount was $53,100,000. Goober Drilling is an on-shore contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to exploration and production companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


As discussed above, during the second quarter of 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company effectively owns approximately 46% of the fully diluted common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000, and has made an $8,000,000 12% loan to Premier that matures in May 2007. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding $160,000,000 principal amount of 10 3/4% First Mortgage Notes due February 1, 2012 (the "Premier Notes"). In addition, the Company agreed to provide up to $40,000,000 of construction financing to Premier's general contractor by purchasing the contractor's receivables from Premier if the receivables are more than ten days past due.

Prior to Hurricane Katrina, Premier purchased a comprehensive blanket insurance policy providing up to $181,100,000 in coverage for damage to real and personal property, including business interruption coverage. Premier has reached settlements with various insurance carriers aggregating $159,800,000 with respect to $167,100,000 face amount of coverage; the remaining $14,000,000 face amount of coverage has not been settled and is currently in litigation. As of June 30, 2006, paid insurance settlements aggregating $111,900,000 ($121,500,000 as of August 7, 2006) have been placed on deposit into restricted accounts held by the indenture trustee of the Notes; proceeds from the remaining insurance policies that have been settled are expected to be received before the end of August. The restricted accounts held by the trustee are classified as restricted cash in the Company's consolidated balance sheet.

Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The threat of hurricanes remains a significant risk to the existing facilities and to the new casino, which will be constructed over water on concrete pilings that are expected to greatly improve the structural integrity of the facility. In July 2006, Premier purchased a new insurance policy providing up to $149,300,000 in coverage for damage to real and personal property and up to the lesser of six months or $30,000,000 of business interruption and delayed opening coverage. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. The policy provides coverage for the existing structures, as well as for the repair and rebuild of the hotel, low rise building and parking garage and the construction of the new casino. Although the insurance policy is an "all risk" policy, weather catastrophe occurrence ("WCO"), which is defined to include damage caused by a named storm, is limited to $50,000,000 with a deductible equal to the greater of $7,000,000 or 5% of total insured values at risk. WCO coverage is subject to mandatory reinstatement of coverage for an additional pre-determined premium.

Since the WCO coverage purchased by Premier is substantially less than the coverage in place prior to Hurricane Katrina, Premier has more exposure to property damage resulting from similar catastrophic storms. However, Premier's assessment of the probability of a similar type of loss occurring during the remainder of this year's hurricane season is remote, an assessment based in large part on the less severe damage sustained to the non-casino facilities from Hurricane Katrina last year, and the amount of new construction that will be at risk during the balance of this hurricane season. Premiums for WCO policies have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events.

On May 5, 2006, a subsidiary of the Company commenced a tender offer for all of the Premier Notes at a price equal to 101% of par value, plus accrued and unpaid interest to the date of purchase. The tender offer satisfied Premier's obligation under the indenture to make such an offer upon a change of control; the offer expired on June 9, 2006 without any Premier Notes being tendered. On June 30, 2006, Premier commenced a tender offer to purchase up to $94,000,000 aggregate principal amount of the Premier Notes at a price equal to 100% of par value, plus accrued and unpaid interest to the date of purchase, as required under the indenture for the Premier Notes as a result of the payment of a specified amount of insurance proceeds. Contemporaneous with the commencement of Premier's offer, the Company commenced a tender offer for all of the Premier Notes at a price

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

equal to 101% of the par value of the Premier Notes, plus accrued and unpaid interest to the date of purchase. The Company's offer was intended to enable Premier to have the maximum amount of insurance proceeds available to it to finance the opening of the Hard Rock Biloxi while still providing the holders of the Premier Notes with the opportunity to sell all of their Premier Notes without commission or expense associated with any such sale. Both tender offers expired on August 2, 2006 without any Premier Notes being tendered. Upon the payment of certain additional insurance proceeds expected during the third quarter of 2006, Premier may be required to make another tender offer for the Premier Notes up to the aggregate amount of additional insurance proceeds paid. In the event Premier is required to make another tender offer, the Company has also agreed, under certain conditions, to make a tender offer for all of the Premier Notes at a price equal to 101% of par value. The Company has classified the Premier Notes as a current payable as of June 30, 2006.

Premier believes that its insurance recoveries and permitted equipment financing is adequate to reconstruct the Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina, and is also sufficient to cover interest and expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina, assuming the insurance proceeds are received in a favorable and timely manner. However, due to Premier's current inability to access the insurance proceeds, together with the litigation with the remaining insurance carrier, both the amount and timing of receipt of the insurance proceeds is uncertain. Premier has estimated that the cost of debris removal and replacing the property and equipment destroyed by Hurricane Katrina will be approximately $123,000,000 and will take approximately twelve months to complete. Interest payments under the Notes during this reconstruction period are estimated to be approximately $20,100,000 and preopening expenses are estimated to be approximately $17,000,000.

Premier has made a proposal to the trustee of the Premier Notes to exercise its discretion, subject to court approval, to allow Premier to use the insurance proceeds held by the trustee to repair, rebuild and open the Hard Rock Biloxi and to pay certain claims. The proposal assumes that funds would not be needed to purchase the Premier Notes pursuant to Premier's tender offer described above, and included a revised plan and budget for the reconstruction and repair of the Hard Rock Biloxi, along with financial and other information to assist the trustee in its evaluation of Premier's proposal, and certain other information as required under the indenture and related documents governing the Premier Notes. On June 30, 2006, the trustee filed a petition with the State of Minnesota District Court, Second Judicial District, Ramsey County, seeking to authorize the trustee to take all actions reasonable or necessary to consummate Premier's proposal. A hearing on this matter is expected to take place in August 2006.

In June 2006, the Company entered into a new credit agreement with various bank lenders for a $100,000,000 unsecured credit facility that matures in five years and bears interest based on the Eurocurrency rate or the prime rate. The Company's existing credit agreement was terminated. At June 30, 2006, no amounts were outstanding under this bank credit facility.

In July 2006, the Company sold Symphony to RehabCare Group, Inc., for aggregate cash consideration of approximately $101,500,000, subject to working capital adjustments. Including estimated working capital adjustments and after satisfaction of Symphony's outstanding credit agreement ($31,700,000 at June 30, 2006) and other sale related obligations, the Company expects to realize net cash proceeds of approximately $62,300,000 and expects to record a pre-tax gain on sale of discontinued operations of approximately $53,300,000.

In July 2006, the Company entered into a subscription agreement with Fortescue and its subsidiary, FMG, pursuant to which the Company agreed to invest an aggregate of $400,000,000 in Fortescue and its Pilbara iron ore infrastructure project in Western Australia. Pursuant to the subscription agreement, the Company will acquire 26,400,000 common shares of Fortescue, representing approximately 9.99% of the common stock of Fortescue to then be outstanding, and a 13 year, $100,000,000 note of FMG. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project. The note will be

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


unsecured and will be subordinate to the secured debt to be issued in respect of the project. The Company's obligation to consummate the investment is subject to Fortescue obtaining approximately $2,000,000,000 of additional financing for the project, including senior secured financing, on terms acceptable to the Company. If this condition is not satisfied or waived by December 31, 2006, either party will be able to terminate the subscription agreement.

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

During 2005, the Company's projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense (principally during the second quarter of
2005). The Company's conclusion that a portion of the deferred tax asset was more likely than not to be realizable is strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. Over the projection period, the Company assumed that its readily available cash, cash equivalents and marketable securities would provide returns generally equivalent to the returns expected to be provided by the Company's existing operations and investments, except for certain amounts assumed to be invested on a short-term basis to meet the Company's liquidity needs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At June 30, 2006, the balance of the deferred valuation allowance was approximately $800,000,000.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $1,700,000 and $1,000,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $2,600,000 and $3,300,000 for the six month periods ended June 30, 2006 and 2005, respectively.

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

                              Results of Operations

                  The 2006 Periods Compared to the 2005 Periods

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber (which was acquired in May 2005) were $91,700,000 and $184,300,000 for the three and six month periods ended June 30, 2006, respectively, and $63,500,000 for the 2005 periods; gross profit was $9,400,000 and $21,200,000 for the three and six month periods ended June 30, 2006, respectively, and $3,400,000 for the 2005 periods; and pre-tax income
(loss) was $4,300,000 and $11,500,000 for the three and six month periods ended June 30, 2006, respectively, and $(400,000) for the 2005 periods. Results of operations include salaries and incentive compensation expenses of $2,600,000 and $5,200,000 for the three and six month periods ended June 30, 2006, respectively, and $1,100,000 for the 2005 periods, and depreciation and amortization expenses of $1,200,000 and $2,500,000 for the three and six month periods ended June 30, 2006, respectively, and $1,800,000 for the 2005 periods. While Idaho Timber's revenues and shipment volume for the second quarter of 2006 were largely unchanged as compared to the first quarter of 2006, the average selling price

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


declined significantly during June. This decline was principally due to weakening demand resulting from the abundant supply of high-grade inventory in the marketplace combined with expected decreased demand due to reductions in new housing starts. Raw material costs (the largest component of its cost of sales), which generally lag behind reductions in selling prices, increased during the second quarter of 2006 as compared to the first quarter of 2006 reflecting uncertainty concerning Canadian low-grade softwood imports. Gross profit and pre-tax results reflect this compression during the second quarter, and particularly during the month of June.

Manufacturing - Plastics

Pre-tax income for the plastics division was $5,000,000 and $4,700,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $10,200,000 and $7,900,000 for the six month periods ended June 30, 2006 and 2005, respectively. The plastics division's revenues and other income were $27,100,000 and $24,600,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $54,200,000 and $45,400,000 for the six month periods ended June 30, 2006 and 2005, respectively. Gross profits were $8,700,000 and $8,100,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $17,800,000 and $14,400,000 for the six month periods ended June 30, 2006 and 2005, respectively. The increase in revenues in 2006 reflects an increase in NSW's revenues (which was acquired in February 2005) of $800,000 and $3,400,000, respectively, for the three and six month periods, and increases primarily in the carpet cushion and erosion control markets, partially reduced by a decline in the consumer products market due to lower demand for certain products. The sales increases result from a variety of factors including the strong housing market, increased road construction and the impact of price increases implemented in 2005. Gross margin for the second quarter of 2006 also reflects an increase in the cost of polypropylene, the principal raw material used and a byproduct of the oil refining process whose price tends to fluctuate with the price of oil. In addition, gross margins for the three and six month 2006 periods reflect $400,000 and $800,000, respectively, of greater amortization expense on intangible assets resulting from acquisitions and depreciation expense as compared to the same periods in 2005. Pre-tax results for the three and six month 2006 periods also reflect $500,000 and $1,000,000 of higher salaries and incentive compensation expense than for the comparable periods in 2005.

Telecommunications - ATX

ATX has been consolidated by the Company since April 22, 2005, the effective date of its bankruptcy plan. ATX telecommunications revenues and other income were $41,000,000 and $80,700,000, respectively, for the three and six month periods ended June 30, 2006 and $30,700,000 for the 2005 periods. Telecommunications cost of sales were $23,400,000 and $47,200,000, respectively, for the three and six month periods ended June 30, 2006 and $19,400,000 for the 2005 periods. Salaries and incentive compensation expense was $6,300,000 and $12,500,000, respectively, for the three and six month periods ended June 30, 2006 and $5,100,000 for the 2005 periods; depreciation and amortization expenses were $2,300,000 and $5,100,000, respectively, for the three and six month periods ended June 30, 2006 and $1,800,000 for the 2005 periods; and selling, general and other expenses were $6,800,000 and $13,800,000, respectively, for the three and six month periods ended June 30, 2006 and $5,200,000 for the 2005 periods. ATX had pre-tax income (loss) of $2,100,000 and $2,000,000, respectively, for the three and six month periods ended June 30, 2006 and $(700,000) for the 2005 periods. Other income for the 2006 periods includes $500,000 from the recovery of certain pre-bankruptcy payments that had no book value. Revenues and cost of sales for the second quarter of 2006 were largely unchanged as compared to the first quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In June 2006, the Company entered into an agreement to sell ATX to Broadview Networks Holdings, Inc. Closing of the transaction is subject to receipt of required regulatory approvals, purchaser financing and satisfaction of certain closing conditions. After payment of estimated closing costs, amounts due to minority interests and estimated net working capital adjustments, at closing the Company would receive net cash proceeds of approximately $85,000,000, and would record a pre-tax gain on sale of discontinued operations of approximately $30,000,000.

Gaming Entertainment

For the period from date of acquisition to June 30, 2006, Premier had pre-tax income of $600,000. Such amount reflects Premier's interest expense of $3,400,000, all other expenses of $2,300,000, insurance recoveries and charges for minority interests. As more fully discussed above, Premier is currently awaiting the release of insurance proceeds held by the trustee under the Premier Notes; however, reconstruction activities have begun and are expected to take twelve months to complete. Until such time as the Hard Rock Biloxi reopens, Premier's operating results will consist primarily of overhead costs, interest expense, charges or credits for minority interests and remaining insurance recoveries.

Domestic Real Estate

Pre-tax income for the domestic real estate segment was $3,200,000 and $1,100,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $51,000,000 and $500,000 for the six month periods ended June 30, 2006 and 2005, respectively. Pre-tax income for this segment for the six month period ended June 30, 2006 principally reflects the sale by Square 711, which resulted in a pre-tax gain of $48,900,000. In addition, the Company recognized pre-tax profit related to its 95-lot development project in South Walton County, Florida of $3,000,000 and $1,500,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $3,500,000 and $2,400,000 for the six month periods ended June 30, 2006 and 2005, respectively. Such amounts principally result from the completion of certain required improvements.

Corporate and Other Operations

Investment and other income increased in the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 primarily due to greater interest income of $19,600,000 and $38,100,000, respectively, reflecting a larger amount of invested assets and higher interest rates, and for the six month period, $27,500,000 of gain from the sales of two associated companies. In addition, investment and other income for the 2006 periods include $7,100,000 from the recovery of a bankruptcy claim. Investment and other income also reflects income (charges) of $800,000 and $(1,300,000) for the three month periods ended June 30, 2006 and 2005, respectively, and $1,800,000 and $(200,000) for the six month periods ended June 30, 2006 and 2005, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $44,400,000 and $46,900,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $83,100,000 and $47,000,000 for the six month periods ended June 30, 2006 and 2005, respectively. Included in net securities gains for the six month 2006 period is a gain of $37,400,000 from the sale of 115,000,000 shares of Level 3 common stock for $376,600,000. Net securities gains include provisions of $1,700,000 and $1,000,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $2,600,000 and $3,300,000 for the six month periods ended June 30, 2006 and 2005, respectively, to write down the Company's investments in certain available for sale securities. The write-down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the 2006 periods as compared to the same periods in 2005 primarily reflects interest expense relating to fixed rate repurchase agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Salaries and incentive compensation expense increased by $13,100,000 and $16,700,000, respectively, in the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 principally due to share-based compensation expense recorded as a result of the adoption of SFAS 123R. For the three and six month 2006 periods, salaries and incentive compensation expense included $9,000,000 and $9,400,000, respectively, relating to grants made under the Company's senior executive warrant plan and the fixed stock option plan. Salaries and incentive compensation also increased due to greater Corporate bonus expense, compensation expense of a subsidiary that was acquired in the fourth quarter of 2005 that is engaged in the development of a new medical product, and greater compensation expense for the winery operations.

The increase in selling, general and other expenses of $6,500,000 and $16,400,000 in the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 primarily reflects research and development costs and operating expenses of the medical product development subsidiary, greater employee benefit costs including pension costs relating to WilTel's retained plan (which were classified with discontinued operations in 2005), the write down of certain gas properties, and higher professional fees, which largely relate to potential and existing investments. The 2006 periods also reflect increased corporate aircraft expenses. In addition, selling, general and administrative expenses for the three and six month 2005 periods include $1,300,000 and $2,100,000, respectively, related to Indular, an Argentine shoe manufacturing company that was sold in the fourth quarter of 2005.

For the three and six month periods ended June 30, 2006, the Company's effective income tax rate is higher than the federal statutory rate primarily due to state income taxes. The income tax provisions for the 2005 periods reflect a credit of $1,110,000,000 as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset.

Associated Companies

Equity in income (losses) of associated companies for the three and six month periods ended June 30, 2006 and 2005 includes the following (in thousands):



                                                      For the Three Month               For the Six Month
                                                     Period Ended June 30,            Period Ended June 30,
                                                     --------------------           --------------------------
                                                       2006           2005             2006              2005
                                                     --------       -------         --------           --------

Olympus Re Holdings, Ltd.                            $   --         $  4,900         $  --             $ 12,000
EagleRock                                               2,500        (14,700)          12,000           (19,500)
JPOF II                                                14,100          4,700           19,700            11,100
HomeFed Corporation                                       200            500              900               500
Union Square                                              --          72,000            --               72,300
Safe Harbor                                            (4,600)          --             (3,500)             --
Other                                                   2,900            600            8,500             2,800
                                                     --------       --------         --------          --------
  Equity in income before income taxes                 15,100         68,000           37,600            79,200
Income tax expense                                      5,600            700           14,300               700
                                                     --------       --------         --------          --------
  Equity in income, net of taxes                     $  9,500       $ 67,300         $ 23,300          $ 78,500
                                                     ========       ========         ========          ========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In May 2005, Union Square sold its interest in an office complex located on Capitol Hill in Washington, D.C. During the second quarter of 2005, the Company received its share of the net proceeds totaling $71,800,000 and received an additional $1,000,000 in the fourth quarter for its share of escrowed proceeds. The Company recognized a pre-tax gain on the sale, including the escrowed proceeds, of $71,900,000.

Discontinued Operations

Healthcare Services

As discussed above, in July 2006 the Company sold Symphony and classified its historical operating results as a discontinued operation during the second quarter. Pre-tax income of the healthcare services segment was $1,700,000 and $800,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $200,000 and $2,200,000 for the six month periods ended June 30, 2006 and 2005, respectively.

Real Estate

In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The Company recorded a pre-tax gain of $56,600,000, which is reflected in gain on disposal of discontinued operations for the three and six month periods ended June 30, 2005.

WilTel

Gain (loss) on disposal of discontinued operations for the 2006 periods principally reflects working capital adjustments and the resolution of certain sale-related obligations and contingencies related to WilTel, which was sold in the fourth quarter of 2005. WilTel's pre-tax income classified as a discontinued operation was $11,300,000 and $20,600,000 for the three and six month periods ended June 30, 2005, respectively.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; compliance with government laws and regulations; changes in mortgage interest rate levels or changes in consumer lending practices; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

of our businesses; our ability to generate sufficient taxable income to fully realize our deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1A. Risk Factors in the 2005 10-K and Part II, Item 1A. Risk Factors contained herein.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

Changes in internal control over financial reporting

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 8, 2006, approximately 1,590 individual purchasers of subordinated notes issued by Thaxton Group, Inc. ("Thaxton") filed, in one consolidated case, a lawsuit in the United States District Court for the District of South Carolina, Anderson Division, against Leucadia National Corporation; FINOVA Capital Corporation, Inc.; FINOVA Group, Inc.; Berkshire Hathaway, Inc.; Thomas Mara; Berkadia, LLC; Berkadia II LLC; Berkadia Equity Holdings LLC; and Berkadia Management LLC. Plaintiffs in the aggregate claim to have purchased approximately $84,000,000 (including interest) of Thaxton Notes (as defined below). The plaintiffs' claims are brought under various statutory and common law theories and substantially rely upon a control theory of lender liability, assert civil conspiracy, securities fraud, unfair trade practices act, and civil racketeering claims against the defendants and seek civil, punitive and treble damages. The Company believes that the claims against it are without merit and intends to vigorously defend against this litigation.

This lawsuit arises out of the same facts underlying litigation between The FINOVA Group Inc. and its subsidiaries (collectively, "Finova") and Thaxton and its affiliates (and their respective chapter 11 estates) and holders of Thaxton Notes following the bankruptcy of Thaxton in October 2003 and its subsequent default on subordinated debt that Thaxton and certain related parties had issued (the "Thaxton Notes"). The claims in the prior litigations against Finova relate to Finova's attempts to collect on its $108,000,000 senior secured loan to Thaxton. These actions were either brought by holders of the Thaxton Notes (which actions were certified as a class action by the United States District Court for the District of South Carolina, Anderson Division, but which ruling was subsequently reversed by the United States Court of Appeals for the Fourth Circuit) or by the unsecured creditors of Thaxton in the Thaxton bankruptcy proceedings. All of these actions were consolidated for pre-trial discovery in the United States District Court for the District of South Carolina, Anderson Division. In March 2006, the South Carolina District Court granted a partial summary judgment motion on the Thaxton creditors' claim for equitable subordination, finding that FINOVA Capital Corporation had engaged in fraudulent conduct by purposefully structuring its loan agreement in a way that allowed Thaxton to report to all its creditors, and particularly prospective purchasers of Thaxton Notes, that an $8,000,000 equity investment had been made in 1998, when in fact, that $8,000,000 continued to be debt, and that this enabled Thaxton to violate federal banking law. Finova has filed an appeal of this decision to the Fourth Circuit. Finova has stated in its filings with the Securities and Exchange Commission that it believes that all of the claims against it in these actions are without merit.

For additional information concerning Finova and Thaxton-related litigation, reference is made to the Form 10-K for the year ended December 31, 2005 filed by The FINOVA Group Inc. and its Form 10-Q for the quarter ended June 30, 2006.

For additional information concerning the Company's relationship with Berkadia and Finova, see the Company's 2005 10-K.

Item 1A.  Risk Factors.

As a result of the Company's acquisition of Premier during the second quarter of 2006, the Company is adding to its risk factors the items listed below that are specific to the Premier investment.

Premier could be unsuccessful in its attempt to fully collect on its remaining insurance claim related to Hurricane Katrina. Premier is currently engaged in litigation with one insurance carrier that provided $14,000,000 of insurance coverage. If Premier is not successful in recovering its insurance claim, it may not have sufficient funds to repair and rebuild the Hard Rock Biloxi and fund its pre-opening expenses without additional assistance.

Premier may not be successful in obtaining access to the insurance proceeds held in restricted accounts by the trustee under the Notes. If the trustee under the Notes does not approve Premier's proposal and release the funds to repair and rebuild the Hard Rock Biloxi, Premier will not be able to carry out its business plan in a timely manner without access to alternative capital.

Premier could encounter problems during reconstruction that could substantially increase the construction costs or delay the opening of the Hard Rock Biloxi. Reconstruction projects like the Hard Rock Biloxi are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

o    shortages of materials and skilled labor;
o    adverse weather which damages the project or causes delays;
o delays in obtaining or inability to obtain necessary permits, licenses and approvals, including alcoholic beverage licensing and gaming commission approval;
o changes in statutes, regulations, policies and agency interpretations of laws applicable to gaming projects;
o    changes to the plans or specifications;
o    engineering problems;
o    labor disputes and work stoppages;
o    environmental issues;
o    fire, flooding and other natural disasters; and
o    geological, construction, excavation, regulatory and equipment problems.

Premier has no operating history or history of earnings and does not have any experience developing or operating a gaming facility. Following reconstruction, the Hard Rock Biloxi will be a new business and, accordingly, will be subject to all of the risks inherent in the establishment of a new business enterprise. If Premier is unable to manage these risks successfully, or fail to attract a sufficient number of guests, gaming customers and other visitors to the Hard Rock Biloxi, it would negatively impact its operations.

The right to operate the Hard Rock Biloxi is contingent upon governmental approval. A revocation, suspension, limit or condition of Premier's gaming licenses or registrations would result in a material adverse effect on its business. If Premier's gaming licenses and/or registrations are revoked for any reason, the Mississippi Gaming Commission could require us to close the Hard Rock Biloxi. Failure to maintain such approvals could prevent or delay the completion of reconstruction or opening of the Hard Rock Biloxi, or otherwise affect the design and features of the operation of the Hard Rock Biloxi, all of which could materially and adversely affect financial position and results of operations.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's purchases of its common shares during the second quarter of 2006 were as follows:

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                        Total Number of
                                                                       Shares Purchased      Approximate
                                                                          as Part of       Dollar Value of
                                                                           Publicly        Shares that May
                                        Total Number      Average      Announced Plans    Yet Be Purchased
                                         of Shares       Price Paid           or           under the Plans
                                        Purchased (1)     Per Share        Programs          or Programs
                                       -------------     ---------     ----------------    -------------

  June 1 to June 30                            1,034       $32.02             --            $   --
                                       -------------       ------          ---------


   Total                                       1,034                          --
                                       =============                       =========


(1) Consists of common shares received from a director to exercise stock options in accordance with the terms of the stock option plan. Shares were valued at the market price at the time of the option exercise.

Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were submitted to a vote of shareholders at the Company's 2006 Annual Meeting of Shareholders held on May 16, 2006.

           a) Election of directors.


                                                                                Number of Shares
                                                                                ----------------
                                                                          For                  Withheld
                                                                          ---                  --------

                Ian M. Cumming                                      194,563,118                 1,484,466
                Paul M. Dougan                                      194,565,600                 1,481,984
                Lawrence D. Glaubinger                              194,526,426                 1,521,158
                Alan J. Hirschfield                                 194,096,136                 1,951,448
                James E. Jordan                                     193,977,302                 2,070,282
                Jeffrey C. Keil                                     195,458,462                   589,122
                Jesse Clyde Nichols, III                            194,540,806                 1,506,778
                Joseph S. Steinberg                                 194,558,996                 1,488,588

          b) Approval of an amendment to the Company's 2003 Senior Executive Annual Incentive Bonus Plan increasing the maximum annual incentive bonus that may be paid to each of Ian M. Cumming and Joseph S. Steinberg under the plan from 1% to 1.35% of the audited pre-tax earnings of the Company and its consolidated subsidiaries for each year of the plan through and including fiscal year 2014.

                For                                                  150,358,868
                Against                                                2,383,850
                Abstentions                                            1,460,404
                Broker non-votes                                      41,844,462

          c) Approval of the 2006 Senior Executive Warrant Plan and the grant of warrants to each of Ian M. Cumming and Joseph S. Steinberg under the plan to purchase 2,000,000 Leucadia National Corporation common shares at a per share exercise price equal to $28.515 per share, representing 105% of the closing price of our common shares as quoted on the New York Stock Exchange on March 6, 2006, the date on which the warrants were granted, subject to shareholder approval.

                For                                                  147,119,728
                Against                                                5,314,134
                Abstentions                                            1,549,258
                Broker non-votes                                      42,064,464

          d) Approval of an amendment to the 1999 Stock Option Plan increasing the number of Leucadia National Corporation common shares reserved for issuance under the 1999 Stock Option Plan by 2,000,000 common shares so that an aggregate of 2,519,150 common shares would be reserved for issuance under the plan.

                For                                                  146,616,522
                Against                                                6,064,970
                Abstentions                                            1,521,626
                Broker non-votes                                      41,844,466

          e)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2006.

                For                                                  195,678,248
                Against                                                  253,646
                Abstentions                                              115,690
                Broker non-votes                                           --

Item 6.    Exhibits.

               10.1 Form of Unit Purchase Agreement,  dated as of April 6, 2006, by and among GAR, LLC, the Company, AA Capital Equity Fund, L.P., AA Capital Biloxi Co-Investment Fund, L.P. and HRHC Holdings, LLC.

               10.2 Form of Loan  Agreement,  dated as of April 6, 2006,  by and among Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company.

               10.3 Form of First Amendment to Loan Agreement,  dated as of June
                    15, 2006, between Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company.

               10.4 Form of First Amended and Restated Limited Liability Company
                    Agreement of Goober Drilling, LLC, dated as of June 15, 2006, by and among Goober Holdings, LLC, Baldwin Enterprises, Inc., the Persons that become Members from time to time, John Special, Chris McCutchen, Jim Eden, Mike Brown and Goober Drilling Corporation.

               10.5 Form of  Purchase  and  Sale  Agreement,  dated as of May 3,
                    2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc.

               10.6 Form of Amendment  No. 1, dated as of May 16,  2006,  to the
                    Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company.

               10.7 Form of Credit Agreement,  dated as of June 28, 2006, by and among the Company, the various financial institutions and other Persons from time to time party thereto and JPMorgan Chase Bank, National Association.

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




                                           LEUCADIA NATIONAL CORPORATION
                                                   (Registrant)




Date:  August 9, 2006                       By: /s/ Barbara L. Lowenthal
                                                -----------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller
                                                (Chief Accounting Officer)

                                  Exhibit Index

               10.1 Form of Unit Purchase Agreement,  dated as of April 6, 2006, by and among GAR, LLC, the Company, AA Capital Equity Fund, L.P., AA Capital Biloxi Co-Investment Fund, L.P. and HRHC Holdings, LLC.

               10.2 Form of Loan  Agreement,  dated as of April 6, 2006,  by and among Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company.

               10.3 Form of First Amendment to Loan Agreement,  dated as of June
                    15, 2006, between Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company.

               10.4 Form of First Amended and Restated Limited Liability Company
                    Agreement of Goober Drilling, LLC, dated as of June 15, 2006, by and among Goober Holdings, LLC, Baldwin Enterprises, Inc., the Persons that become Members from time to time, John Special, Chris McCutchen, Jim Eden, Mike Brown and Goober Drilling Corporation.

               10.5 Form of  Purchase  and  Sale  Agreement,  dated as of May 3,
                    2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc.

               10.6 Form of Amendment  No. 1, dated as of May 16,  2006,  to the
                    Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company.

               10.7 Form of Credit Agreement,  dated as of June 28, 2006, by and among the Company, the various financial institutions and other Persons from time to time party thereto and JPMorgan Chase Bank, National Association.

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