Form 10-K/A
period 2005-12-31
LEUCADIA NATIONAL CORP
filed 2006-11-03
CIK 96223

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 3)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 For the fiscal year ended December 31, 2005
                                       or
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from ___________ to
                                   ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   NEW YORK                                      13-2615557
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
                 or Organization)                            Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [_]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]    Accelerated Filer [_]   Non-Accelerated Filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2005 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $3,130,796,000.

On February 23, 2006, the registrant had outstanding 108,072,508 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
--------------------------------------------------------------------------------
Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2006 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                EXPLANATORY NOTE



         This report on Form 10-K/A amends and restates in its entirety Item 7 of the Annual Report on Form 10-K, as amended, of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2005 (the "2005 10-K"), and also amends and restates in its entirety Item 15 of the Company's 2005 10-K to reflect that the financial statements referred to in Item 15(c)(6) have been filed herewith pursuant to Item 3-09(b) of Regulation S-X:

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

        As reflected on the Company's December 31, 2005 consolidated balance sheet, the sum of the Company's cash and cash equivalents, investments classified as current assets and non-current investments aggregated $2,687,800,000. However, since $317,300,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares discussed below), the Company does not consider those amounts to be readily available to meet the Parent's liquidity needs. The $2,370,500,000 that is readily available is comprised of cash and short-term bonds and notes of the United States Government and its agencies of $1,198,700,000 (50.6%), U.S. Government-Sponsored Enterprises of $261,300,000 (11.0%), the equity investment in Level 3 of $330,100,000 (13.9%), and other publicly traded debt and equity securities aggregating $580,400,000 (24.5%). Pursuant to a registration rights agreement entered into with Level 3, Level 3 has filed a registration statement covering the Level 3 shares and is required to keep the registration statement effective for the shorter of two years (or a longer period as set forth in the agreement), or until the distribution of the shares is completed. The Level 3 common stock is subject to a transfer restriction that limits the number of shares the Company can sell (with certain exceptions, including any single trade with one or more counterparties of at least five million shares of Level 3 common stock) on any given day until May 22, 2006; thereafter there is no restriction. The investment income realized from the Parent's readily available cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

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

Consolidated Liquidity

        As discussed above, the Company relies on the Parent's available liquidity to meet its short-term and long-term needs, and to make acquisitions of new businesses and investments. The Company has no current plans to raise additional capital in the public or private markets, but it believes it could raise additional capital if necessary. The Company's operating businesses do not require material funds from the Parent to support their operating activities, and the Parent does not depend on positive cash flow from its operating segments to meet its liquidity needs. The components of the Company's operating businesses and investments change frequently as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a material impact on the Company's consolidated statements of cash flows in any one period. Further, the timing and amounts of distributions from certain of the Company's investments in partnerships accounted for under the equity method are generally outside the control of the Company. As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

        Net cash provided by operating activities increased by $252,700,000 in 2005 as compared to the prior year, due principally to increased distributions of earnings from associated companies, a decrease in the size of the Company's investment in its trading portfolio and increased cash flow from the Company's operating units, principally WilTel and the manufacturing businesses. As discussed above, WilTel was sold at the end of 2005; WilTel's 2005 cash flow from operating activities prior to the sale was $256,800,000. The increased cash flow from the Company's manufacturing units reflect Idaho Timber, which was acquired during 2005, and increased operating income at the plastics manufacturing segment resulting from an acquisition and growth in most of its markets. The increased distributions from associated companies principally resulted from the proceeds received from Union Square, which is discussed above. Net cash provided by operating activities increased by $91,700,000 in 2004 as compared to 2003, due principally to funds provided by WilTel, which became a consolidated subsidiary in November 2003, of $189,600,000 (including $25,000,000 of pre-funded capital expenditures from SBC) and a net refund of Corporate income tax payments of $26,900,000. WilTel's cash flow from operating activities did not increase the liquidity available to the Parent (as defined above), since WilTel's debt agreements prohibited the payment of dividends.

        Net cash flows from investing activities increased by $39,300,000 in 2005 as compared to 2004 and by $200,300,000 in 2004 as compared to 2003. During 2005, proceeds from the disposal of discontinued operations net of expenses and cash sold were $459,100,000, reflecting the sale of WilTel and the Waikiki Beach hotel, as compared to $22,300,000 in 2004. The use of funds during 2005 for acquisitions (net of cash acquired) totaled $170,500,000 for the acquisitions of NSW, ATX and Idaho Timber. There was not a comparable use of funds during 2004; in 2003 the amount principally reflects the cash held by WilTel on the date of acquisition, reduced by the net cash expended to acquire Symphony. Funds used for WilTel's acquisition of property, equipment and leasehold improvements totaled $96,100,000 in 2005 and $73,200,000 in 2004; as a result of the sale of WilTel the Company's use of funds for property, equipment and leasehold improvements is expected to decline significantly. During 2004 and 2003, net cash was provided from principal collections on loan receivables, and in 2004 from the sale of substantially all of the Company's remaining consumer loan portfolio; as discussed below banking and lending operations have been in run-off for the past few years.

        During 2005, net cash used for financing activities was $442,700,000, as compared to net cash provided by financing activities of $220,500,000 in 2004 and $35,200,000 in 2003. During the last three years, funds were used to retire customer banking deposits of the banking and lending operations as they became due; in 2005 the remaining deposits were sold. Issuance of long-term debt during 2005 principally relates to repurchase agreements which are discussed below. In 2004, the Company sold $100,000,000 principal amount of its 7% Senior Notes and $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes; in 2003 the Company sold $275,000,000 principal amount of its 7% Senior Notes. Proceeds received from the sale of all the Notes can be used by the Company for investing or general corporate purposes. The reduction of long-term debt during 2005 includes the repayment of $442,500,000 of debt of operations sold (WilTel and Waikiki Beach hotel) and the maturity of the Company's 8 1/4% Senior Subordinated Notes.

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

                                                              Payments Due by Period (in thousands)
                                           --------------------------------------------------------------
                                                              Less than 1
                                              Total        Year       1-3 Years   4-5 Years
                                           ----------   ----------   ----------   ----------
CONTRACTUAL CASH OBLIGATIONS                                                                  AFTER 5 YEARS

Long-term debt                             $1,162,382   $  175,664   $   17,639   $    6,106   $  962,973
Estimated interest expense on long-term
  debt                                        577,088       65,445      120,548      118,982      272,113
Estimated payments related to derivative
  financial instruments                        23,670        5,540       10,288        7,158          684
Planned funding of pension and post-
  retirement obligations                       33,014       29,494          853          845        1,822
Operating leases, net of  sublease
  income                                       38,216        8,274       13,218        8,862        7,862
Asset purchase obligations                      1,361          783          578         --           --
Operations and maintenance obligations            881          881         --           --           --
                                           ----------   ----------   ----------   ----------   ----------

Total Contractual Cash Obligations         $1,836,612   $  286,081   $  163,124   $  141,953   $1,245,454
                                           ==========   ==========   ==========   ==========   ==========

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

        The Company maintained defined benefit pension plans covering certain operating units prior to 1999, and WilTel also maintained defined pension benefit plans that were not transferred in connection with the sale of WilTel. As of December 31, 2005, certain amounts for these plans are reflected separately in the table below (dollars in thousands):

---------------------------------------------------------------- ------------- --------
                                                                 The Company's  WilTel's
                                                                     Plans      Plans
---------------------------------------------------------------- ------------- --------
Projected benefit obligation                                         $58,123   $186,054
---------------------------------------------------------------- ------------- --------
Funded status - balance sheet liability at December 31, 2005          14,647     88,149
---------------------------------------------------------------- ------------- --------
Deferred losses included in other comprehensive income                21,828     40,739
---------------------------------------------------------------- ------------- --------
Discount rate used to determine the projected benefit obligation       4.87%      5.40%
---------------------------------------------------------------- ------------- --------


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

Associated Companies

        Equity in income (losses) of associated companies includes the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                             2005         2004         2003
                                          ---------    ---------    ---------

Olympus                                   $(120,100)   $   9,700    $  40,400
EagleRock                                   (28,900)      29,400       49,900
HomeFed                                       5,800       10,000       16,200
JPOF II                                      23,600       16,200       14,800
Union Square                                 72,800        1,300          100
Pershing Square, L.P.                          --         21,300         --
Berkadia                                        800       79,200
WilTel                                         --           --        (52,100)
Other                                         2,400        2,800       (1,500)
                                          ---------    ---------    ---------
    Equity in income (losses) before
       income taxes                         (44,400)      91,500      147,000
Income tax expense                             (700)     (15,000)     (70,100)
                                          ---------    ---------    ---------
Equity in income (losses), net of taxes   $ (45,100)   $  76,500    $  76,900
                                          =========    =========    =========

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

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedule.

(a)(1)(2)     Financial Statements and Schedule.

              Report of Independent Registered Public Accounting Firm........F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2005 and 2004.....F-3
               Consolidated Statements of Operations for the years ended
                  December 31, 2005, 2004 and 2003...........................F-4
               Consolidated Statements of Cash Flows for the years
                  ended December 31, 2005, 2004 and 2003.....................F-5
               Consolidated Statements of Changes in Shareholders'
                  Equity for the years ended December 31, 2005,
                  2004 and 2003..............................................F-7
               Notes to Consolidated Financial Statements....................F-8

              Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts..............F-49

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

              3.4 Amended and Restated By-laws as amended through March 9, 2004 (filed as Exhibit 3.4 to the 2003 10-K).*

              3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit
                     3.5 to the Company's 2004 10-K).*

              3.6 Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit
                     3.6 to the Company's 2005 10-K).

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

              23.2 Consent of Ernst & Young LLP with respect to the inclusion in this Annual Report on Form 10-K/A of the financial statements of Berkadia LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434), Form S-8 and S-3
                     (No. 33-30277), Form S-8 (No. 33-61682), Form S-8 (No.
                     33-61718), Form S-8 (No. 333-51494) and Form S-3 (File No.
                     333-118102) (filed as Exhibit 23.2 to the Company's Annual Report on Form 10-K/A dated March 24, 2006 (the "March 24, 2006 10-K/A)).*

              23.3 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K/A the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434),
                     Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682),
                     Form S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form
                     S-3 (File No. 333-118102) (filed as Exhibit 23.3 to the Company's March 24, 2006 10-K/A).*

              23.4 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K/A of the financial statements of EagleRock Capital Partners (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8 and S-3 (No. 33-26434),
                     Form S-8 and S-3 (No. 33-30277), Form S-8 (No. 33-61682),
                     Form S-8 (No. 33-61718), Form S-8 (No. 333-51494) and Form
                     S-3 (File No. 333-118102) (filed as Exhibit 23.4 to the Company's March 24, 2006 10-K/A).*

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

              23.6 Independent Registered Public Accountants' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K/A of their report on the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference of such report into the Company's Registration Statements on Form S-8 (No. 2-84303), Form S-8 and S-3 (No. 33-6054), Form S-8
                     and S-3 (No. 33-26434), Form S-8 and S-3 (No. 33-30277),
                     Form S-8 (No. 33-61682), Form S-8 (No. 33-61718), Form S-8
                     (No. 333-51494) and Form S-3 (File No. 333-118102) (filed
                     as Exhibit 23.6 to the Company's March 24, 2006 10-K/A).*

              23.7 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 2-84303), Form S-8 and S-3 (File No. 33-6054), Form S-8 and S-3 (File No. 33-26434),
                     Form S-8 and S-3 (File No. 33-30277), Form S-8 (File No. 33-61682), Form S-8 (File No. 33-61718), Form S-8 (File No.
                     333-51494) and Form S-3 (File No. 333-118102) (filed as
                     Exhibit 23.7 to the Company's Annual Report on Form 10-K/A dated March 9, 2006). *

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

              31.3   Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

              32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

              32.3   Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.**

(c)    Financial statement schedules.

                     (1) Berkadia LLC financial statements for the years ended December 31, 2004 and 2003 (previously filed as financial statement schedule to the Company's March 24, 2006 10-K/A).*

                     (2) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 (previously filed as financial statement schedule to the Company's March 24, 2006 10-K/A).*

                     (3) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and EagleRock Master Fund, LP financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 (previously filed as financial statement schedule to the Company's March 24, 2006 10-K/A).*

                     (4) WilTel Communications Group, Inc. consolidated financial statements as of November 5, 2003 (Successor Company), and for the periods from January 1, 2003 through November 5, 2003, and November 1, 2002 through December 31, 2002 (Successor Company) and the periods January 1, 2002 through October 31, 2002 (Predecessor Company) (previously filed as financial statement schedule to the Company's 2005 10-K).*

                     (5) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2005 and for the year ended December 31, 2005 (previously filed as financial statement schedule to the Company's March 24, 2006 10-K/A)*.

                     (6) Jefferies Partners Opportunity Fund II, LLC financial statements for the years ended December 31, 2004 and 2003.

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

                                             LEUCADIA NATIONAL CORPORATION


November 3, 2006                            By: /s/  Barbara L. Lowenthal
                                                --------------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                         Unaudited Financial Statements

                           December 31, 2004 and 2003

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Statements of Financial Condition

                           December 31, 2004 and 2003
                                    Unaudited

                                                                 2004           2003
                                                             ------------   ------------
                                     ASSETS

Cash and cash equivalents                                    $ 58,933,824     59,494,963
Receivable from affiliated brokers and dealers                 19,898,579      6,084,642
Securities owned                                               78,430,501     91,758,964
Securities borrowed                                             1,323,070      1,642,040
Other assets                                                      653,263      2,567,342
                                                             ------------   ------------
                Total assets                                 $159,239,237    161,547,951
                                                             ============   ============

                         LIABILITIES AND MEMBERS' EQUITY

Securities sold, not yet purchased                           $  3,505,517      2,601,400
Payable to affiliated brokers and dealers                       3,611,924      9,194,501
Payable to Jefferies & Company, Inc.                              360,403        639,504
Accrued expenses and other liabilities                            500,232        201,740
                                                             ------------   ------------
                Total liabilities                               7,978,076     12,637,145
                                                             ------------   ------------

Members' equity:
    Members' capital, net                                     126,255,099    126,255,099
    Retained earnings                                          25,006,062     22,655,707
                                                             ------------   ------------
                Total members' equity                         151,261,161    148,910,806
                                                             ------------   ------------
                Total liabilities and members' equity        $159,239,237    161,547,951
                                                             ============   ============


See accompanying unaudited notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Statements of Earnings

                     Years ended December 31, 2004 and 2003
                                    Unaudited

                                                                  2004          2003
                                                              -----------   -----------
Revenues:
    Principal transactions (net of direct trading expenses)    21,984,146    17,319,861
    Interest                                                    4,089,426     6,326,007
                                                              -----------   -----------
                Total revenues                                 26,073,572    23,645,868
                                                              -----------   -----------

Expenses:
    General and administrative                                  1,124,743     1,015,358
    Management fee                                                968,639     1,061,434
    Interest                                                      579,297       518,539
                                                              -----------   -----------
                Total expenses                                  2,672,679     2,595,331
                                                              -----------   -----------
                Net earnings                                  $23,400,893    21,050,537
                                                              ===========   ===========


See accompanying unaudited notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                    Statements of Changes in Members' Equity

                     Years ended December 31, 2004 and 2003
                                    Unaudited



                                                                      TOTAL
                                       MEMBERS'      RETAINED        MEMBERS'
                                    CAPITAL, NET     EARNINGS         EQUITY
                                    ------------   ------------    ------------

Balance, December 31, 2002          $126,255,099     23,395,141     149,650,240

    Distributions                           --      (21,789,971)    (21,789,971)

    Net earnings                            --       21,050,537      21,050,537
                                    ------------   ------------    ------------

Balance, December 31, 2003          $126,255,099     22,655,707     148,910,806

    Distributions                           --      (21,050,538)    (21,050,538)

    Net earnings                            --       23,400,893      23,400,893
                                    ------------   ------------    ------------

Balance, December 31, 2004          $126,255,099     25,006,062     151,261,161
                                    ============   ============    ============


See accompanying unaudited notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                            Statements of Cash Flows

                     Years ended December 31, 2004 and 2003
                                    Unaudited

                                                                                      2004            2003
                                                                                  ------------    ------------
Cash flows from operating activities:
    Net earnings                                                                  $ 23,400,893      21,050,537
                                                                                  ------------    ------------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Amortization of financing costs                                                 107,644         107,644
       Changes in assets and liabilities:
          (Increase) decrease in receivable from affiliated brokers and dealers    (13,813,937)      2,265,176
          Decrease in securities owned                                              13,328,463      14,612,942
          Decrease (increase) in securities borrowed                                   318,970      (1,317,260)
          Decrease (increase) in other assets                                        1,806,435      (1,169,205)
          Increase in securities sold, not yet purchased                               904,117         693,814
          Decrease in payable to affiliated brokers and dealers                     (5,582,577)     (7,079,865)
          (Decrease) increase in payable to Jefferies & Company, Inc.                 (279,101)         99,426
          Increase in accrued expenses and other liabilities                           298,492          99,393
                                                                                  ------------    ------------

                                                                                    (2,911,494)      8,312,065
                                                                                  ------------    ------------
                Net cash provided by operating activities                           20,489,399      29,362,602
                                                                                  ------------    ------------

Cash flows from financing activities:
    Proceeds from bank loans                                                              --         5,625,000
    Repayment of bank loans                                                               --        (5,625,000)
    Distributions                                                                  (21,050,538)    (21,789,971)
                                                                                  ------------    ------------
                Net cash used in financing activities                              (21,050,538)    (21,789,971)
                                                                                  ------------    ------------

                Net (decrease) increase in cash and cash equivalents                  (561,139)      7,572,631

Cash and cash equivalents at beginning of year                                      59,494,963      51,922,332
                                                                                  ------------    ------------
Cash and cash equivalents at end of year                                          $ 58,933,824      59,494,963
                                                                                  ============    ============

Supplemental disclosures of cash flow information - Cash paid
    during the year for interest                                                  $    496,359         441,255


See accompanying unaudited notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Unaudited Notes to Financial Statements

                           December 31, 2004 and 2003




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Jefferies Partners Opportunity Fund II, LLC (the "Fund") is a Delaware limited liability company. The Fund commenced operations on January 19, 2000. The investment objective of the Fund is to generate returns for its members by making, holding, and disposing of a diverse portfolio of primarily below investment grade debt and equity investments. The Fund was established to offer members the opportunity to participate in the trading, investment, and brokerage activities of the High Yield Department of Jefferies & Company, Inc. ("Jefferies"). The Fund employs a trading and investment strategy substantially similar to that historically employed by Jefferies' High Yield Department. The Fund acquires, actively manages, and trades a diverse portfolio of primarily non-investment grade investments consisting of the following three asset groups: High Yield Debt, Special Situation Investments, and, to a lesser extent, Bank Loans. The Fund has appointed Jefferies to serve as manager to the Fund (the "Manager"). The Fund participates in the non-syndicate trading and investment activities of the High Yield Department on a pari passu basis with Jefferies. To permit such participation, the Fund has been registered as a broker dealer under the Securities Exchange Act of 1934 and with the National Association of Securities Dealers. Although this entity is often referred to as a fund, it is a "broker dealer" in accordance with the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, "Brokers and Dealers in Securities" (the "Guide").

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

       (a)    CASH AND CASH EQUIVALENTS

              Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and generally mature within 90 days. At December 31, 2004 and 2003, such cash equivalents amounted to $57,637,717 and $57,820,030, respectively.

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

              Securities and other inventory positions owned and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Statement of Earnings. The Fund follows the AICPA Guide when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when the Fund holds a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the AICPA Guide, in these instances, the Fund determines fair value based on



                                                                     (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Unaudited Notes to Financial Statements

                           December 31, 2004 and 2003




              management's best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of the holding of a listed security is likely to impair the Fund's ability to realize the quoted market price, the Fund records the position at a discount to the quoted price reflecting management's best estimate of fair value. In such instances, the Fund generally determines fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, the Fund determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Fund typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

       (c)    SECURITIES TRANSACTIONS

              The Fund records its securities transactions on a trade-date basis. Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions in the statements of earnings.

       (d)    CONTRIBUTIONS

              Capital contributions are recorded net of the Fund's closing costs and placement fees. Each member is charged a one-time placement fee of 1% of gross contributions.

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



                                                                     (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Unaudited Notes to Financial Statements

                           December 31, 2004 and 2003




(2)    RECEIVABLE FROM, AND PAYABLE TO, AFFILIATED BROKERS AND DEALERS

       The following is a summary of the major categories of receivable from, and payable to, affiliated brokers and dealers as of December 31, 2004 and 2003:

                                                           2004          2003
                                                       -----------   -----------
               Receivable from affiliated brokers
                   and dealers:
                   Securities failed to deliver        $ 7,719,379     4,742,178
                   Other                                12,179,200     1,342,464
                                                       -----------   -----------

                                                       $19,898,579     6,084,642
                                                       ===========   ===========

               Payable to affiliated brokers
                   and dealers:
                   Securities failed to receive        $ 3,401,175     9,159,503
                   Other                                   210,749        34,998
                                                       -----------   -----------

                                                       $ 3,611,924     9,194,501
                                                       ===========   ===========

(3)    SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

       The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2004 and 2003:

       At December 31, 2004:
                                                                     SECURITIES
                                                                        SOLD,
                                                       SECURITIES      NOT YET
                                                          OWNED       PURCHASED
                                                       -----------   -----------
               Corporate debt securities               $60,364,458     3,505,517
               Corporate equity securities              18,066,043          --
                                                       -----------   -----------

                                                       $78,430,501     3,505,517
                                                       ===========   ===========

       At December 31, 2003:
                                                                     SECURITIES
                                                                        SOLD,
                                                       SECURITIES      NOT YET
                                                          OWNED       PURCHASED
                                                       -----------   -----------
               Corporate debt securities               $76,461,843     2,601,400
               Corporate equity securities              15,297,121          --
                                                       -----------   -----------

                                                       $91,758,964     2,601,400
                                                       ===========   ===========

(4)    REVOLVING CREDIT FACILITY

       In June 2004, the Fund renewed a revolving credit facility agreement with an unaffiliated third party to be used in connection with the Fund's investing activities. At December 31, 2004 and 2003, $85,200,000 was available under the terms of the revolving credit facility agreement. The


                                                                     (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Unaudited Notes to Financial Statements

                           December 31, 2004 and 2003




       revolving credit facility expires in June 2005, but provides for annual extensions. Advances under this facility bear interest at the lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. For the years ended December 31, 2004 and 2003, the Fund was charged a liquidity fee of $324,825 and $323,938, respectively, a program fee of $230,589 and $159,273, respectively, and an administrative fee of $0 and $278, respectively, which are included in interest expense. During the year ended December 31, 2004, the Fund did not borrow under the revolving credit facility. During the year ended December 31, 2003, the Fund borrowed, and subsequently repaid, $5,625,000 under the revolving credit facility. For the years ended December 31, 2004 and 2003, the Fund was charged interest of $0 and $15,501, respectively, on balances borrowed under the revolving credit facility. At December 31, 2004 and 2003, there were no outstanding balances under the revolving credit facility.

       The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. At December 31, 2004 and 2003, the net unamortized costs of $224,259 and $331,903, respectively, are included in other assets. For the years ended December 31, 2004 and 2003, amortization expense of $107,644 and $107,644, respectively, is included in general and administrative expenses.

(5)    RELATED PARTY TRANSACTIONS

       At December 31, 2004 and 2003, members' capital included an investment in the Fund by Jefferies of $27,159,268. Additionally, Jefferies, in its capacity as Manager, contributed $1,000 of capital for the right to participate in 20% of the Fund's earnings in excess of an 8% preferred return paid to the members.

       At December 31, 2004 and 2003, receivable from and payable to affiliated brokers and dealers are for amounts due from and due to Jefferies.

       For the years ended December 31, 2004 and 2003, interest income included $2,200 and $2,347, respectively, of income received from Jefferies Execution Services, Inc. related to stock borrow transactions. During the years ended December 31, 2004 and 2003, Jefferies Execution Services, Inc. was the sole counterparty to all of the Fund's stock borrow transactions.

       At December 31, 2004 and 2003, payable to Jefferies of $360,403 and $639,504, respectively, is for amounts due for direct trading expenses, general and administrative expenses, and management fees. For the years ended December 31, 2004 and 2003, direct trading expenses of $4,482,141 and $5,817,297, respectively, is net against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. For the years ended December 31, 2004 and 2003, reimbursed expenses of $549,660 and $598,679, respectively, are included in general and administrative expenses.

       For the years ended December 31, 2004 and 2003, the Fund was charged interest of $23,882 and $19,549, respectively, by Jefferies related to securities failed to receive.


                                                                     (Continued)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Unaudited Notes to Financial Statements

                           December 31, 2004 and 2003




       Jefferies, in its capacity as Manager, receives a management fee equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased. At December 31, 2004 and 2003, accrued management fees of $73,715 and $90,918, respectively, were included in payable to Jefferies.

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

       At December 31, 2004, the Fund had net capital of $99,913,043, which was $99,663,043 in excess of required net capital.

(8)    SUBSEQUENT EVENT

       On February 15, 2005, the Fund made a distribution to the Fund members of $23,400,893.