Form 10-Q
period 2006-09-30
LEUCADIA NATIONAL CORP
filed 2006-11-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                           YES                  NO   X
                               -----               -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 1, 2006:
216,329,442.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Dollars in thousands, except par value)


                                                                                       September 30,            December 31,
                                                                                           2006                     2005
                                                                                      -------------             -----------
                                                                                       (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                          $    301,019             $   386,957
   Investments                                                                             980,144               1,323,562
   Trade, notes and other receivables, net                                                 100,005                 377,216
   Prepaids and other current assets                                                       173,165                 140,880
                                                                                      ------------             -----------
       Total current assets                                                              1,554,333               2,228,615
Restricted cash                                                                             18,262                  27,018
Non-current investments                                                                  1,272,382                 977,327
Notes and other receivables, net                                                            29,801                  22,747
Intangible assets, net and goodwill                                                         61,293                  85,083
Deferred tax asset, net                                                                    972,876               1,094,017
Other assets                                                                               369,576                 213,583
Property, equipment and leasehold improvements, net                                        236,095                 237,021
Investments in associated companies                                                        709,815                 375,473
                                                                                      ------------             -----------
           Total                                                                      $  5,224,433             $ 5,260,884
                                                                                      ============             ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                $    103,327             $   259,778
   Other current liabilities                                                                 5,633                  23,783
   Debt due within one year                                                                184,079                 175,664
   Income taxes payable                                                                     10,978                  15,171
                                                                                      ------------             -----------
       Total current liabilities                                                           304,017                 474,396
Other non-current liabilities                                                              109,655                 121,893
Long-term debt                                                                             972,637                 986,718
                                                                                      ------------             -----------
       Total liabilities                                                                 1,386,309               1,583,007
                                                                                      ------------             -----------
Commitments and contingencies

Minority interest                                                                           13,513                  15,963
                                                                                      ------------             -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 300,000,000 shares;
   216,326,442 and 216,058,016 shares issued and outstanding, after deducting
   56,875,963 and 56,874,929 shares held in treasury                                       216,326                 216,058
Additional paid-in capital                                                                 517,783                 501,914
Accumulated other comprehensive loss                                                      (113,132)                (81,502)
Retained earnings                                                                        3,203,634               3,025,444
                                                                                      ------------             -----------
       Total shareholders' equity                                                        3,824,611               3,661,914
                                                                                      ------------             -----------
           Total                                                                      $  5,224,433             $ 5,260,884
                                                                                      ============             ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)


                                                                              For the Three Month              For the Nine Month
                                                                          Period Ended September 30,      Period Ended September 30,
                                                                           --------------------------     --------------------------
                                                                             2006            2005            2006           2005
                                                                             ----            ----            ----           ----

Revenues and Other Income:
   Manufacturing                                                            $ 105,375      $ 115,066     $   343,180    $   223,991
   Investment and other income                                                 48,609         47,503         243,706        111,899
   Net securities gains                                                        16,259         85,706          99,391        132,732
                                                                            ---------      ---------     -----------    -----------
                                                                              170,243        248,275         686,277        468,622
                                                                            ---------      ---------     -----------    -----------
Expenses:
   Manufacturing cost of sales                                                 91,909         98,019         290,698        189,140
   Interest                                                                    22,843         16,203          61,541         49,240
   Salaries and incentive compensation                                         19,971         13,256          62,042         33,216
   Depreciation and amortization                                                5,855          4,296          16,187         13,675
   Selling, general and other expenses                                         35,707         29,641         108,570         85,223
                                                                            ---------      ---------     -----------    -----------
                                                                              176,285        161,415         539,038        370,494
                                                                            ---------      ---------     -----------    -----------
       Income (loss) from continuing operations before income taxes
        and equity in income (losses) of associated companies                  (6,042)        86,860         147,239         98,128
Income taxes                                                                   (8,709)       (24,885)         48,871     (1,131,809)
                                                                           ----------      ---------     -----------    -----------
       Income from continuing operations before equity in
        income (losses) of associated companies                                 2,667        111,745          98,368      1,229,937
Equity in income (losses) of associated companies, net of taxes                 1,073        (66,531)         24,336         11,962
                                                                            ---------      ---------     -----------    -----------

       Income from continuing operations                                        3,740         45,214         122,704      1,241,899
Income (loss) from discontinued operations, net of taxes                       (2,717)        58,770          (3,870)        81,231
Gain on disposal of discontinued operations, net of taxes                      59,454            130          59,356         54,708
                                                                             --------      ---------     -----------    -----------
       Net income                                                            $ 60,477      $ 104,114     $   178,190    $ 1,377,838
                                                                             ========      =========     ===========    ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                            $ .02         $  .21           $ .57         $ 5.77
   Income (loss) from discontinued operations                                    (.01)           .27            (.02)           .38
   Gain on disposal of discontinued operations                                    .27           --               .27            .25
                                                                                -----         ------           -----         ------
       Net income                                                               $ .28         $  .48           $ .82         $ 6.40
                                                                                =====         ======           =====         ======
Diluted earnings (loss) per common share:
   Income from continuing operations                                            $ .02         $  .21           $ .56         $ 5.42
   Income (loss) from discontinued operations                                    (.01)           .26            (.02)           .35
   Gain on disposal of discontinued operations                                    .26           --               .26            .24
                                                                                -----         ------           -----         ------
       Net income                                                               $ .27         $  .47           $ .80         $ 6.01
                                                                                =====         ======           =====         ======



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)


                                                                                                    2006             2005
                                                                                                    ----             ----
Net cash flows from operating activities:
Net income                                                                                     $   178,190      $ 1,377,838
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision (benefit)                                                          96,344       (1,135,100)
   Depreciation and amortization of property, equipment and leasehold improvements                  28,171          142,374
   Other amortization                                                                               (9,936)           2,132
   Share-based compensation                                                                         12,390             --
   Excess tax benefit from exercise of stock options                                                  (376)            --
   Provision for doubtful accounts                                                                   1,005            3,951
   Net securities gains                                                                            (99,391)        (135,009)
   Equity in income of associated companies                                                        (38,792)         (12,692)
   Distributions from associated companies                                                          74,209           89,293
   Net gains related to real estate, property and equipment, and other assets                      (99,344)         (36,968)
   Gain on disposal of discontinued operations                                                     (94,616)         (56,708)
   Investments classified as trading, net                                                           (3,885)          19,472
   Net change in:
      Restricted cash                                                                                8,625           (9,152)
      Trade, notes and other receivables                                                           156,384           31,860
      Prepaids and other assets                                                                     (1,394)         (14,743)
      Trade payables and expense accruals                                                         (127,152)         (17,133)
      Other liabilities                                                                            (15,900)         (28,823)
      Income taxes payable                                                                          (4,179)          (1,634)
   Other                                                                                             8,288             (673)
                                                                                               -----------      -----------
      Net cash provided by operating activities                                                     68,641          218,285
                                                                                               -----------      -----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                      (33,659)        (109,559)
Acquisitions of and capital expenditures for real estate investments                               (57,398)         (20,353)
Proceeds from disposals of real estate, property and equipment, and other assets                   179,985           27,579
Proceeds from sale of discontinued operations, net of expenses and cash of operations sold         115,304          101,360
Collection of Premier's insurance proceeds                                                         109,383             --
Acquisitions, net of cash acquired                                                                (105,282)        (172,622)
Net change in restricted cash                                                                      (91,640)          (2,415)
Advances on notes and other receivables                                                            (23,588)            (100)
Collections on notes, loan and other  receivables                                                   21,790            3,015
Investments in associated companies                                                               (267,273)          (6,241)
Distributions from associated companies                                                              2,040            2,619
Investment in Fortescue Metals Group Ltd                                                          (408,030)            --
Purchases of investments (other than short-term)                                                (3,010,495)      (2,342,929)
Proceeds from maturities of investments                                                            893,339          977,805
Proceeds from sales of investments                                                               2,483,093        1,417,222
                                                                                                 ---------      -----------
    Net cash used for investing activities                                                        (192,431)        (124,619)
                                                                                                 ---------      -----------

Net cash flows from financing activities:
Net change in customer banking deposits                                                               --            (24,565)
Issuance of long-term debt                                                                          61,739           70,765
Reduction of long-term debt                                                                        (34,042)         (58,978)
Issuance of common shares                                                                            3,404            1,584
Purchase of common shares for treasury                                                                 (33)            --
Excess tax benefit from exercise of stock options                                                      376             --
Other                                                                                                6,364             (664)
                                                                                               -----------      -----------
   Net cash provided by (used for) financing activities                                             37,808          (11,858)
                                                                                               -----------      -----------
Effect of foreign exchange rate changes on cash                                                         44             (880)
                                                                                               -----------      -----------
   Net increase (decrease) in cash and cash equivalents                                            (85,938)          80,928
Cash and cash equivalents at January 1,                                                            386,957          486,948
                                                                                               -----------      -----------
Cash and cash equivalents at September 30,                                                     $   301,019      $   567,876
                                                                                               ===========      ===========



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2006 and 2005
(In thousands, except par value)
(Unaudited)


                                                       Common                     Accumulated
                                                       Shares       Additional       Other
                                                       $1 Par        Paid-In     Comprehensive       Retained
                                                       Value         Capital      Income (Loss)       Earnings           Total
                                                       -----         -------      -------------       --------           -----

Balance, January 1, 2005                            $ 215,201       $ 490,903     $  136,138       $ 1,416,411      $2,258,653
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
      investments, net of taxes of $0                                                (95,818)                          (95,818)
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $0                                                (14,802)                          (14,802)
   Net change in unrealized gain (loss) on
      derivative instruments, net of taxes of $0                                       2,395                             2,395
   Net income                                                                                        1,377,838       1,377,838
                                                                                                                    ----------
     Comprehensive income                                                                                            1,269,613
                                                                                                                    ----------
Issuance of common shares on acquisition of
  minority interest in MK Resources Company               668          12,191                                           12,859
Exercise of options to purchase common shares             192           1,392                                            1,584
                                                    ---------       ---------     ----------       -----------      ----------

Balance, September 30, 2005                         $ 216,061       $ 504,486     $   27,913       $ 2,794,249      $3,542,709
                                                    =========       =========     ==========       ===========      ==========

Balance, January 1, 2006                            $ 216,058       $ 501,914     $  (81,502)      $ 3,025,444      $3,661,914
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $18,163                                            (32,009)                          (32,009)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $298                                                   526                               526
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $84                                        (147)                             (147)
   Net income                                                                                          178,190         178,190
                                                                                                                    ----------
     Comprehensive income                                                                                              146,560
                                                                                                                    ----------
Share-based compensation expense                                       12,390                                           12,390
Exercise of options to purchase common shares,
   including excess tax benefit                           269           3,511                                            3,780
Purchase of common shares for treasury                     (1)            (32)                                             (33)
                                                    ---------       ---------     ----------       -----------      ----------

Balance, September 30, 2006                         $ 216,326       $ 517,783     $ (113,132)      $ 3,203,634      $3,824,611
                                                    =========       =========     ==========       ===========      ==========









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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 defines the criteria that must be met before any part of the benefit of a tax position can be recognized in the financial statements, provides guidance for the measurement of tax benefits recognized and guidance for classification and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize on their balance sheet a net liability or asset for the funded status of their defined benefit pension and other postretirement plans, recognize changes in funded status through comprehensive income and provide additional footnote disclosures. SFAS 158 is effective for publicly traded calendar year-end companies as of December 31, 2006. In addition, SFAS 158 requires companies to measure the funded status of their plans as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 158 on its consolidated financial statements, but does not believe it will have a material impact.

     Certain amounts for prior periods have also been reclassified to be consistent with the 2006 presentation, and to reflect as discontinued operations WilTel Communications Group, LLC ("WilTel"), which was sold during the fourth quarter of 2005, Symphony Health Services, LLC ("Symphony"), which was sold in July 2006, and ATX Communications, Inc. ("ATX"), which was sold in September 2006. For more information concerning the sales, see Note 9.

2. Results of operations for the Company's segments are reflected from the date of acquisition. The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies. As a result of the classification of Symphony and ATX as discontinued operations, the Company no longer has a healthcare services segment or a telecommunications segment; for information about the Company's new gaming entertainment segment, see Note 17.

     Certain information concerning the Company's segments for the three and nine month periods ended September 30, 2006 and 2005 is presented in the following table (in thousands).


                                                                           For the Three Month            For the Nine Month
                                                                        Period Ended September 30,     Period Ended September 30,
                                                                        --------------------------     --------------------------
                                                                           2006           2005           2006            2005
                                                                           ----           ----           ----            ----

     Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                 $  77,614      $  90,887      $ 261,895       $ 154,419
           Plastics                                                        27,944         24,500         82,175          69,943
        Gaming Entertainment                                                1,599           --            2,441            --
        Domestic Real Estate                                                4,951          4,824         76,836          22,116
        Other Operations                                                   12,474         31,421         30,151          49,614
        Corporate (b)                                                      45,661         96,643        232,779         172,530
                                                                        ---------      ---------      ---------       ---------
            Total consolidated revenues and other income                $ 170,243      $ 248,275      $ 686,277       $ 468,622
                                                                        =========      =========      =========       =========

     Income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies:
        Manufacturing:
           Idaho Timber                                                 $     335      $   4,463      $  11,871       $   4,112
           Plastics                                                         5,150          4,344         15,374          12,289
        Gaming Entertainment                                                 (830)           --            (217)          --
        Domestic Real Estate                                               (2,353)         1,034         48,445           1,576
        Other Operations (c)                                               (8,856)        15,403        (22,657)         10,832
        Corporate (b)                                                         512         61,616         94,423          69,319
                                                                        ---------      ---------      ---------       ---------
            Total consolidated income (loss) from continuing
              operations before income taxes and equity in income
              (losses) of associated companies                          $  (6,042)     $  86,860      $ 147,239       $  98,128
                                                                        =========      =========      =========       =========


     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     (b) Includes net securities gains of $16,300,000 and $75,800,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $99,400,000 and $123,500,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Net securities gains include provisions of $9,700,000 and $4,000,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $12,300,000 and $7,300,000 for the nine month periods ended September 30, 2006 and 2005, respectively, to write down investments in certain available for sale securities due to declines in market value determined to be other than temporary.

     (c) Losses in other operations for the 2006 periods principally relate to research and development expenses and operating expenses of the Company's medical product development subsidiary.

     For the three month periods ended September 30, 2006 and 2005, income from continuing operations has been reduced by depreciation and amortization expenses of $10,400,000 and $8,300,000, respectively; such amounts are primarily comprised of Corporate ($2,900,000 and $2,700,000, respectively), manufacturing ($4,400,000 and $4,000,000, respectively) and other operations ($1,700,000 and $1,500,000, respectively). For the nine month periods ended September 30, 2006 and 2005, income from continuing operations has been reduced by depreciation and amortization expenses of $29,300,000 and $24,000,000, respectively; such amounts are primarily comprised of Corporate ($8,800,000 and $8,000,000, respectively), manufacturing ($13,000,000 and $9,900,000, respectively) and other operations ($4,200,000 and $4,500,000, respectively). Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended September 30, 2006 and 2005, income from continuing operations has been reduced by interest expense of $22,800,000 and $16,200,000, respectively; such amounts are primarily comprised of Corporate ($18,100,000 and $15,900,000, respectively), gaming entertainment ($4,700,000 in 2006) and other operations ($300,000 in 2005). For the nine month periods ended September 30, 2006 and 2005, income from continuing operations has been reduced by interest expense of $61,500,000 and $49,200,000, respectively; such amounts are primarily comprised of Corporate ($53,100,000 and $47,000,000, respectively), gaming entertainment ($8,000,000 in 2006) and other operations ($1,200,000 in 2005). Interest expense for other segments is not material.

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

                                                                                                   September 30,    September 30,
                                                                                                        2006             2005
                                                                                                   ------------       ---------

     EagleRock Capital Partners (QP), LP ("EagleRock"):
         Total revenues                                                                           $    10,200      $   (16,800)
         Income (loss) from continuing operations before extraordinary items                            9,600          (18,000)
         Net income (loss)                                                                              9,600          (18,000)
         The Company's equity in net income (loss)                                                      7,100          (13,500)

     Jefferies Partners Opportunity Fund II, LLC ("JPOF II"):
         Total revenues                                                                           $    37,900      $    31,600
         Income from continuing operations before extraordinary items                                  36,300           29,300
         Net income                                                                                    36,300           29,300
         The Company's equity in net income                                                            23,900           19,500

4. A summary of investments at September 30, 2006 and December 31, 2005 is as follows (in thousands):


                                                                      September 30, 2006                   December 31, 2005
                                                                -------------------------------        ---------------------------
                                                                                 Carrying Value                      Carrying Value
                                                                 Amortized       and Estimated         Amortized     and Estimated
                                                                    Cost           Fair Value           Cost          Fair Value
                                                                  --------         ----------          -------         ----------

     Current Investments:
        Investments available for sale                           $  859,198        $  862,373         $1,206,973       $1,206,195
        Trading securities                                          103,445           102,975            103,978          105,541
        Other investments, including accrued interest income         14,796            14,796             11,826           11,826
                                                                 ----------        ----------         ----------       ----------
            Total current investments                            $  977,439        $  980,144         $1,322,777       $1,323,562
                                                                 ==========        ==========         ==========       ==========

     Non-current Investments:
        Investments available for sale                           $1,094,480        $1,101,478         $  762,178       $  825,716
        Other investments                                           170,904           170,904            151,611          151,611
                                                                 ----------        ----------         ----------       ----------
            Total non-current investments                        $1,265,384        $1,272,382         $  913,789       $  977,327
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

5. A summary of intangible assets, net and goodwill at September 30, 2006 and December 31, 2005 is as follows (in thousands):


                                                                                                   September 30,     December 31,
                                                                                                       2006             2005
                                                                                                  ------------       ----------

     Intangibles:
        Customer relationships, net of accumulated amortization of $9,980 and $6,686                 $ 48,621         $ 58,911
        Trademarks and tradename, net of accumulated amortization of $192 and $268                      1,662            4,140
        Software, net of accumulated amortization of $0 and $701                                         --              4,399
        Patents, net of accumulated amortization of $259 and $142                                       2,071            2,188
        Other, net of accumulated amortization of $1,583 and $1,488                                       788            1,446
     Goodwill                                                                                           8,151           13,999
                                                                                                     --------         --------
                                                                                                     $ 61,293         $ 85,083
                                                                                                     ========         ========

     During the nine months ended September 30, 2006, the Company recorded $4,200,000 of new intangible assets, principally customer relationships, resulting from acquisitions by the plastics manufacturing segment and the other operations segment. Intangible assets, net at December 31, 2005 included $16,500,000 related to ATX, which was sold in September 2006.

     Amortization expense on intangible assets was $2,000,000 and $1,500,000, respectively, for the three month periods ended September 30, 2006 and 2005, and $5,700,000 and $3,900,000, respectively, for the nine month periods ended September 30, 2006 and 2005. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2006 (for the remaining three months) - $2,000,000; 2007 - $7,100,000; 2008 - $6,600,000; 2009 - $6,100,000; and 2010 -
     $5,800,000.

     At September 30, 2006 and December 31, 2005, goodwill included $8,200,000 within the plastics manufacturing segment; at December 31, 2005, goodwill also included $5,800,000 related to ATX.

6. A summary of accumulated other comprehensive income (loss), net of taxes at September 30, 2006 and December 31, 2005 is as follows (in thousands):


                                                                           September 30,       December 31,
                                                                                2006               2005
                                                                           -------------       -----------

          Net unrealized losses on investments                             $   (54,390)        $  (22,381)
          Net unrealized foreign exchange losses                                (2,364)            (2,890)
          Net unrealized losses on derivative instruments                       (1,155)            (1,008)
          Net minimum pension liability                                        (55,223)           (55,223)
                                                                           -----------         ----------
                                                                           $  (113,132)        $  (81,502)
                                                                           ===========         ==========

7. Investment and other income includes changes in the fair values of derivative financial instruments of $(900,000) and $1,600,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $900,000 and $1,500,000, for the nine month periods ended September 30, 2006 and 2005, respectively.

8. In February 2006, Square 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, completed the sale of 8 acres of unimproved land in Washington, D.C. for aggregate cash consideration of $121,900,000. The land was acquired by Square 711 in September 2003 for cash consideration of $53,800,000. After satisfaction of mortgage indebtedness on the property of $32,000,000 and other closing payments, the Company received net cash proceeds of approximately $75,700,000, and recorded a pre-tax gain of $48,900,000.

9. In July 2006, the Company sold Symphony to RehabCare Group, Inc. for aggregate cash consideration of approximately $107,000,000. After satisfaction of Symphony's outstanding credit agreement ($31,700,000 at date of sale) and other sale related obligations, the Company realized net cash proceeds of $62,300,000 and recorded a pre-tax gain on sale of discontinued operations of $53,300,000 ($33,500,000 after tax). Results of operations for Symphony for the three month period ended September 30, 2005 and for the nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):


                                                                    For the Three Month              For the Nine Month
                                                                 Period Ended September 30,       Period Ended September 30,
                                                                 -------------------------        -------------------------
                                                                            2005                     2006            2005
                                                                            ----                     ----            ----
     Revenues and other income:
        Healthcare revenues                                               $  54,376               $ 110,370         $182,791
        Investment and other income                                             208                     225              751
                                                                          ---------               ---------         --------
                                                                             54,584                 110,595          183,542
                                                                          ---------               ---------         --------
     Expenses:
        Healthcare cost of sales                                             46,308                  95,628          154,100
        Interest                                                                674                   1,195            2,143
        Salaries                                                              3,483                   5,835            9,968
        Depreciation and amortization                                           280                     708              895
        Selling, general and other expenses                                   3,667                   7,013           14,059
                                                                          ---------               ---------         --------
                                                                             54,412                 110,379          181,165
                                                                          ---------               ---------         --------
     Income from discontinued operations before income taxes                    172                     216            2,377
     Income taxes                                                                (3)                    107              (11)
                                                                          ---------               ---------         --------
     Income from discontinued operations                                  $     175               $     109         $  2,388
                                                                          =========               =========         ========


     The Company has not classified Symphony's assets and liabilities as discontinued operations because the balances are not material. Summarized information for Symphony's assets and liabilities is as follows (in thousands):

                                                                December 31,
                                                                     2005
                                                                     ----

     Current assets                                               $  52,470
     Non-current assets                                               3,165
                                                                  ---------
        Total assets                                              $  55,635
                                                                  =========

     Current liabilities                                          $  45,262
     Non-current liabilities                                            280
                                                                  ---------
        Total liabilities                                         $  45,542
                                                                  =========

     At December 31, 2005, current assets principally consisted of trade receivables and current liabilities principally consisted of trade payables and amounts due under Symphony's credit agreement.

     In September 2006, the Company sold ATX to Broadview Networks Holdings, Inc. for aggregate cash consideration of approximately $85,700,000, subject to working capital adjustments, and recorded a pre-tax gain on sale of discontinued operations of $41,600,000 ($26,100,000 after tax). Results of operations for ATX for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):


                                                                        For the Three Month             For the Nine Month
                                                                     Period Ended September 30,     Period Ended September 30,
                                                                     --------------------------     --------------------------
                                                                        2006            2005           2006           2005
                                                                        ----            ----           ----           ----
     Revenues and other income:
        Telecommunication revenues                                    $  39,377      $  40,402         $ 118,987     $ 70,995
        Investment and other income                                         172              4             1,275           66
                                                                      ---------      ---------         ---------     --------
                                                                         39,549         40,406           120,262       71,061
                                                                      ---------      ---------         ---------     --------

     Expenses:
        Telecommunication cost of sales                                  25,007         24,149            72,231       43,490
        Interest                                                             38             35               126           64
        Salaries                                                          8,585          6,456            21,054       11,539
        Depreciation and amortization                                     2,223          2,412             7,374        4,179
        Selling, general and other expenses                               6,869          6,403            20,629       11,557
                                                                      ---------      ---------         ---------     --------
                                                                         42,722         39,455           121,414       70,829
                                                                      ---------      ---------         ---------     --------

     Income (loss) from discontinued operations before
        income taxes                                                     (3,173)           951            (1,152)         232
     Income taxes                                                          (707)             5               749          101
                                                                      ---------      ---------        ----------     --------
     Income (loss) from discontinued operations                       $  (2,466)     $     946         $  (1,901)    $    131
                                                                      =========      =========         =========     ========


     The Company has not classified ATX's assets and liabilities as discontinued operations because the balances are not material. Summarized information for ATX's assets and liabilities is as follows (in thousands):

                                                         December 31,
                                                            2005
                                                            ----

     Current assets                                       $  40,308
     Non-current assets                                      48,550
                                                          ---------
        Total assets                                      $  88,858
                                                          =========

     Current liabilities                                  $  32,479
     Non-current liabilities                                  2,001
                                                          ---------
        Total liabilities                                 $  34,480
                                                          =========

     At December 31, 2005, current assets principally consisted of cash and trade receivables, non-current assets principally consisted of property and equipment and intangible assets and goodwill, and current liabilities principally consisted of trade payables.

     For the three and nine month 2006 periods, gain on disposal of discontinued operations also reflects $700,000 and $600,000, respectively, of pre-tax gains ($500,000 and $400,000, respectively, after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments related to WilTel, which was sold in the fourth quarter of 2005. In addition, gain on disposal of discontinued operations for the 2006 periods includes a pre-tax loss of $900,000 ($600,000 after tax) from the sale of the Company's gas properties during the third quarter. Income (loss) from discontinued operations for the nine month 2006 period includes $2,900,000 of pre-tax losses ($2,100,000 after tax) related to these gas properties; amounts for the comparable period in 2005 as well as for the three month 2006 and 2005 periods were not material.

10. Pension expense charged to operations for the three and nine month periods ended September 30, 2006 and 2005 related to the defined benefit pension plan (other than WilTel's plan) included the following components (in thousands):


                                                                          For the Three Month           For the Nine Month
                                                                      Period Ended September 30,     Period Ended September 30,
                                                                      --------------------------     ------------------------
                                                                         2006            2005          2006           2005
                                                                         ----            ----          ----           ----

     Interest cost                                                      $   479           $  511       $1,446         $1,534
     Expected return on plan assets                                        (263)            (222)        (795)          (679)
     Actuarial loss                                                         226              220          697            636
     Amortization of prior service cost                                       1                1            2              3
                                                                        -------           ------       ------         ------
        Net pension expense                                             $   443           $  510       $1,350         $1,494
                                                                        =======           ======       ======         ======

     Employer contributions to the defined benefit pension plan (other than WilTel's plan) were $7,000,000 during the first nine months of 2006.

     WilTel's defined benefit pension plan expense charged to operations for the three and nine month periods ended September 30, 2006 and 2005 included the following components (in thousands):


                                                                For the Three Month                   For the Nine Month
                                                             Period Ended September 30,            Period Ended September 30,
                                                             --------------------------            --------------------------
                                                               2006             2005                  2006          2005
                                                               ----             ----                  ----          ----

     Interest cost                                           $   2,487        $   2,954           $  7,463         $ 7,057
     Service cost                                                 --              1,528               --             3,459
     Expected return on plan assets                             (1,766)          (2,229)            (5,299)         (4,882)
     Actuarial loss                                                397            2,327              1,190           2,350
                                                             ---------        ---------           --------         -------
        Net pension expense                                  $   1,118        $   4,580           $  3,354         $ 7,984
                                                             =========        =========           ========         =======


     As more fully discussed in the 2005 10-K, WilTel was sold in December 2005 but its defined benefit pension plan was excluded from the sale. The defined benefit pension plan expense for periods prior to the sale is classified as discontinued operations; expenses subsequent to the sale have been charged to continuing operations.

     Employer contributions to WilTel's defined benefit pension plan were $42,800,000 during the first nine months of 2006; as disclosed in the Company's 2005 10-K such contributions were estimated to aggregate $29,100,000 for all of 2006. Additional contributions were made during 2006 to reduce the underfunded status of the plan which has the effect of reducing the cost of government charged variable insurance premiums.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and nine month periods ended September 30, 2006 and 2005.

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

     The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model. As a result of the adoption of SFAS
     123R, compensation cost increased by $3,000,000 and $12,400,000, respectively, for the three and nine month 2006 periods and net income decreased by $2,000,000 and $8,100,000, respectively, for the three and nine month 2006 periods. Had the Company used the fair value based accounting method for the three and nine month 2005 periods, compensation cost would have been higher by $400,000 and $1,400,000, respectively, and primary and diluted earnings per share would not have changed. As of September 30, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $29,500,000; this cost is expected to be recognized over a weighted-average period of 1.7 years.

     As of September 30, 2006, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan. The fixed stock option plan provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year. The maximum number of common shares that may be acquired through the exercise of options or rights under this plan cannot exceed 2,519,150. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of September 30, 2006, 2,495,150 shares were available for grant under the plan. During the nine month period ended September 30, 2006, 24,000 options at $30.78 per share were granted; during the nine month period ended September 30, 2005, 12,000 options at $18.03 per share were granted.

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

     The following table summarizes information about outstanding stock options at September 30, 2006 and changes during the nine months then ended:


                                                                                 Weighted-Average
                                                                                    Remaining
                                                          Weighted-Average       Contractual Term       Aggregate Intrinsic
                                               Shares       Exercise Price          (in years)                Value
                                               ------       --------------       ------------------     -------------------

Outstanding at January 1, 2006              1,955,260         $17.60
Granted                                        24,000         $30.78
Exercised                                    (269,460)        $12.63                                        $  4,000,000
                                                                                                            ============
Forfeited                                        --           $  --
                                            ---------

Outstanding at September 30, 2006           1,709,800         $18.56                       3.5              $ 13,100,000
                                            =========         ======                ==========              ============
Exercisable at September 30, 2006             556,900         $14.88                       2.8              $  6,300,000
                                           ==========         ======                ==========              ============

     At September 30, 2006, 4,000,000 warrants were outstanding and 800,000 were exercisable but had no aggregate intrinsic value as the exercise price exceeded the market value. Both the outstanding and exercisable warrants had a weighted-average remaining contractual term of 4.4 years. No warrants were exercised or forfeited during the nine month 2006 period.

12. For the 2006 periods, the Company's effective income tax rate is lower than the federal statutory rate because of the reversal of $6,000,000 of state income tax reserves due to the favorable resolution of certain contingencies. The income tax provisions for the three and nine month 2005 periods reflect credits of $25,100,000 and $1,135,100,000, respectively, as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance in 2005 since it believed it was more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset.

13. Basic earnings (loss) per share amounts are calculated by dividing net income by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 216,291,000 and 215,595,000 for the three month periods ended September 30, 2006 and 2005, respectively, and 216,202,000 and 215,387,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 231,906,000 and 231,328,000 for the three month periods ended September 30, 2006 and 2005, respectively, and 231,875,000 and 231,132,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

14. Cash paid for interest and income taxes (net of refunds) was $70,200,000 and $6,400,000, respectively, for the nine month period ended September 30, 2006 and $83,900,000 and $3,900,000, respectively, for the nine month period ended September 30, 2005.

15. Debt due within one year includes $149,600,000 and $92,100,000 as of September 30, 2006 and December 31, 2005, respectively, relating to repurchase agreements. These fixed rate repurchase agreements have a weighted average interest rate of approximately 5.28%, mature at various dates through March 2007 and are secured by non-current investments with a carrying value of $153,300,000.

16. In April 2006, the Company acquired a 30% limited liability company interest in Goober Drilling, LLC, ("Goober Drilling") for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $80,000,000 to finance new equipment purchases and construction costs, and to repay existing debt. In June 2006, the Company agreed to increase the secured loan amount to an aggregate of $126,000,000 to finance additional equipment purchases and construction costs. As of September 30, 2006, the outstanding loan amount was $93,100,000. Goober Drilling is an on-shore contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to exploration and production companies. The Company's investment in Goober Drilling is classified as an investment in an associated company.

17. During the second quarter of 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 46% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000, and has made an $8,100,000 12% loan to Premier that matures in May 2007. Premier is the owner of the Hard Rock Hotel & Casino Biloxi ("Hard Rock Biloxi"), located in Biloxi, Mississippi, which was severely damaged prior to opening by Hurricane Katrina and which, pending receipt of insurance proceeds, is to be rebuilt. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding $160,000,000 principal amount of 10 3/4% First Mortgage Notes due February 1, 2012 (the "Premier Notes"). In addition, the Company agreed to provide up to $40,000,000 of construction financing to Premier's general contractor by purchasing the contractor's receivables from Premier if the receivables are more than ten days past due. At acquisition, the Company consolidated Premier as a result of its controlling voting interest.

     On September 19, 2006, Premier and its subsidiary filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"), before the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division (the "Court"). Premier is seeking the Court's assistance in gaining access to Hurricane Katrina-related insurance proceeds which has been denied to Premier by its pre-petition secured bondholders. Premier will continue to operate its business as "debtors in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Premier believes that its insurance proceeds and permitted equipment financing are sufficient to pay its creditors in full and to rebuild the Hard Rock Biloxi.

     The Company has deconsolidated Premier effective with the filing of the voluntary petitions, and has classified its net investment in Premier as an investment in an associated company ($116,900,000 as of September 30, 2006, including all loans and equity interests). The bankruptcy filings were made solely to allow Premier access to the insurance proceeds, the proceedings are not expected to last for an extended period and creditors are expected to receive the amounts owed to them. For these reasons, the Company believes that the application of the equity method of accounting during the pendency of the bankruptcy proceedings is appropriate.

     Summarized financial information for Premier is as follows (in thousands):

                                                             September 30,
                                                                 2006
                                                              -----------
     Assets:
     Current assets                                           $     9,358
     Non-current assets (a)                                       315,588
                                                              -----------
        Total assets                                          $   324,946
                                                              ===========

     Liabilities:
     Current liabilities (b)                                  $   196,051
     Non-current liabilities                                       11,962
                                                              -----------
        Total liabilities                                         208,013
                                                              -----------
     Shareholders' equity                                         116,933
                                                              -----------
        Total liabilities and shareholders' equity            $   324,946
                                                              ===========

     (a)  Includes  $11,900,000  of  intangible  assets,   $148,500,000  of  net
          property and equipment and $152,600,000 of restricted cash for amounts held by the indenture trustee of the Premier Notes.
     (b)  Includes bonds and notes payable of $165,300,000.

     Premier has filed a motion with the Court seeking approval for $180,000,000 debtor in possession financing to be provided by a subsidiary of the Company. If approved, proceeds from the financing would be used by Premier to pay the Premier Notes in full, to pay for post-petition operating expenses including the repair, reconstruction and eventual operation of the Hard Rock Biloxi, and to pay certain other costs and expenses to be determined. The financing would bear interest at 10 3/4% per annum, would have a scheduled maturity of February 1, 2012, and would be subject to the satisfaction of certain conditions at the Company's discretion.

     Prior to Hurricane Katrina, Premier purchased a comprehensive blanket insurance policy providing up to $181,100,000 in coverage for damage to real and personal property, including business interruption coverage. Premier has received payments from various insurance carriers aggregating $160,800,000 with respect to $168,100,000 face amount of coverage; the remaining $13,000,000 face amount of coverage has not been settled and is currently in litigation. All insurance settlements have been placed on deposit into restricted accounts under the control of the indenture trustee of the Premier Notes.

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

     Since the WCO coverage purchased by Premier is substantially less than the coverage in place prior to Hurricane Katrina, Premier has more exposure to property damage resulting from similar catastrophic storms. However, Premier's assessment of the probability of a similar type of loss occurring during the remainder of this year's hurricane season is remote, an assessment based in large part on the less severe damage sustained to the non-casino facilities from Hurricane Katrina last year, and the amount of new construction that will be at risk during the balance of the 2006 hurricane season. Premiums for WCO policies have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events.

18. In June 2006, the Company entered into a new credit agreement with various bank lenders for a $100,000,000 unsecured credit facility that matures in five years and bears interest based on the Eurocurrency rate or the prime rate. The Company's existing credit agreement was terminated. At September 30, 2006, no amounts were outstanding under this bank credit facility.

19. In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue's Pilbara iron ore infrastructure project in Western Australia. In exchange for its cash investment, the Company acquired 26,400,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a 13 year, $100,000,000 note of FMG. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project. The note is unsecured and subordinate to the project's secured debt. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction. At the date of acquisition, the Company's investment in Fortescue's common shares was recorded at an aggregate fair value of $202,100,000, based on the closing price of Fortescue's common shares on that date. The Company has classified the Fortescue common shares as a non-current available for sale investment.

     For accounting purposes, the Company bifurcated its remaining $205,900,000 investment into a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 has been classified with other non-current assets, and will be amortized to expense as the 4% of revenue is earned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 10-K. As more fully discussed in the 2005 10-K, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

                         Liquidity and Capital Resources

Net cash provided by operating activities decreased by $149,600,000 in 2006 as compared to the same period in 2005, due principally to no 2006 cash flows from WilTel, which was sold in December 2005, reduced distributions of earnings from associated companies, reduced funds generated from activity in the trading portfolio and payment of incentive compensation and pension plan contributions. During 2006, cash provided by operating activities reflect the collection of $179,800,000 of certain receivables from AT&T Inc. (as more fully discussed in the 2005 10-K) and increased cash flow from the Company's operating units, principally the manufacturing businesses. WilTel's 2005 cash flow from operating activities for the nine month period ended September 30, 2005 was $119,000,000. The increased cash flow from the Company's manufacturing units reflects Idaho Timber, which was acquired during the second quarter of 2005, and increased operating income at the plastics manufacturing segment resulting from increased revenues. In 2006, distributions from associated companies principally include earnings distributed by EagleRock, which is discussed below. In 2005, distributions from associated companies principally resulted from the sale of Union Square.

Net cash flows used for investing activities increased by $67,800,000 in 2006 as compared to 2005. During the 2006 period, proceeds from the disposal of discontinued operations net of expenses and cash sold were $115,300,000, principally reflecting the sale of Symphony and ATX and the resolution of WilTel's working capital adjustment, as compared to $101,400,000 in the 2005 period, principally reflecting the sale of the Waikiki Beach hotel. During 2006, funds provided by the disposal of real estate and other assets include the sales of Square 711 and certain associated companies, and funds used for investing activities include the investment in Fortescue; these transactions are discussed in greater detail below. Premier's obligation to place insurance proceeds in restricted accounts (see below) is the principal reason for the net change in restricted cash during 2006. The use of funds during 2006 for acquisitions (net of cash acquired) principally reflects the acquisition of Premier. The use of funds during 2005 for acquisitions (net of cash acquired) totaled $172,600,000 for the acquisitions of NSW, ATX and Idaho Timber. Funds used for WilTel's acquisition of property, equipment and leasehold improvements totaled $79,100,000 in 2005; as a result of the sale of WilTel the Company's use of funds for property, equipment and leasehold improvements declined significantly. The use of funds for investments in associated companies increased by $261,000,000 in 2006 as compared to 2005, principally reflecting the investment in Safe Harbor Domestic Partners L.P. ("Safe Harbor") and Goober Drilling, which are discussed below.

During 2006, net cash provided by financing activities was $37,800,000, as compared to net cash used for financing activities of $11,900,000 in 2005. During 2005, funds were used to retire customer banking deposits of the banking and lending operations as they became due and the remaining deposits were sold. Issuance of long-term debt during the 2006 and 2005 periods principally relates to repurchase agreements. The reduction of long-term debt during 2006 includes the repayment of $32,000,000 of debt of Square 711, which was sold. The reduction of long-term debt during 2005 includes the repayment of $22,100,000 of debt of operations sold (Waikiki Beach hotel) and the maturity of the Company's 8 1/4% Senior Subordinated Notes.

As reflected on the Company's September 30, 2006 consolidated balance sheet, the sum of the Company's cash and cash equivalents, investments classified as current assets and non-current investments aggregated $2,553,500,000. However, since $400,000,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes, the Company does not consider those amounts to be readily available to meet the Parent's liquidity needs. The $2,153,500,000 that is readily available is comprised of cash and short-term bonds and notes of the United States Government and its agencies of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

$808,000,000  (37.5%),  U.S.  Government-Sponsored  Enterprises of  $300,700,000
(14.0%) and other publicly traded debt and equity securities aggregating $1,044,800,000 (48.5%), including the Company's investment in Fortescue's common stock. The investment income realized from the Parent's readily available cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

As of September 30, 2006, the Company had outstanding $149,600,000 of fixed rate repurchase agreements (an increase of $57,500,000 from December 31, 2005). These repurchase agreements, which are reflected in debt due within one year, have a weighted average interest rate of approximately 5.28%, mature at various dates through March 2007 and are secured by non-current investments with a carrying value of $153,300,000.

In January, April and July 2006, the Company received $16,600,000, $20,100,000 and $11,500,000, respectively, as distributions from its investment in EagleRock. The amount received in January was included in current trade, notes and other receivables, net in the Company's December 31, 2005 consolidated balance sheet. In October 2006, the Company informed EagleRock that it does not intend to redeem its remaining interest at this time. At September 30, 2006, the book value of the Company's investment in EagleRock was $51,000,000.

In January 2006, the Company invested $50,000,000 in Safe Harbor, a limited partnership which will principally invest in the securities of Japanese public companies. Although the general partner is permitted to invest directly in securities, the general partner expects that substantially all funds will be invested in a master fund managed by the general partner.

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

During the first quarter of 2006, the Company received aggregate cash proceeds of $56,400,000 from the sale of its equity interest in and loan repayment by two associated companies and recorded a pre-tax gain totaling $27,500,000, which is reflected in investment and other income for the nine month period ended September 30, 2006.

In the second quarter of 2006, the Company acquired a 30% limited liability company interest in Goober Drilling for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $126,000,000 to finance new equipment purchases and construction costs, and to repay existing debt. As of September 30, 2006, the outstanding loan amount was $93,100,000. Goober Drilling is an on-shore contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to exploration and production companies.

As discussed above, during the second quarter of 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 46% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000, and has made an $8,100,000 12% loan to Premier that matures in May 2007. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding $160,000,000 principal amount of 10 3/4% First Mortgage Notes due February 1, 2012 (the "Premier Notes"). In addition, the Company agreed to provide up to $40,000,000 of construction financing to Premier's general contractor by purchasing the contractor's receivables from Premier if the receivables are more than ten days past due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

On September 19, 2006, Premier and its subsidiary filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"), before the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division (the "Court"). Premier is seeking the Court's assistance in gaining access to Hurricane Katrina-related insurance proceeds which has been denied to Premier by its pre-petition secured bondholders. Premier will continue to operate its business as "debtors in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Premier believes that its insurance proceeds and permitted equipment financing are sufficient to pay its creditors in full and to rebuild the Hard Rock Biloxi.

The Company has deconsolidated Premier effective with the filing of the voluntary petitions, and has classified its net investment in Premier as an investment in an associated company ($116,900,000 as of September 30, 2006, including all loans and equity interests). The bankruptcy filings were made solely to allow Premier access to the insurance proceeds, the proceedings are not expected to last for an extended period and creditors are expected to receive the amounts owed to them. For these reasons, the Company believes that the application of the equity method of accounting during the pendency of the bankruptcy proceedings is appropriate.

Premier has filed a motion with the Court seeking approval for $180,000,000 debtor-in-possession financing to be provided by a subsidiary of the Company. If approved, proceeds from the financing would be used by Premier to pay the Premier Notes in full, to pay for post-petition operating expenses including the repair, reconstruction and eventual operation of the Hard Rock Biloxi, and to pay certain other costs and expenses to be determined. The financing would bear interest at 10 3/4% per annum, would have a scheduled maturity of February 1, 2012, and would be subject to the satisfaction of certain conditions at the Company's discretion.

Prior to Hurricane Katrina, Premier purchased a comprehensive blanket insurance policy providing up to $181,100,000 in coverage for damage to real and personal property, including business interruption coverage. Premier has received payments from various insurance carriers aggregating $160,800,000 with respect to $168,100,000 face amount of coverage; the remaining $13,000,000 face amount of coverage has not been settled and is currently in litigation. All insurance settlements have been placed on deposit into restricted accounts under the control of the indenture trustee of the Premier Notes.

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

Since the WCO coverage purchased by Premier is substantially less than the coverage in place prior to Hurricane Katrina, Premier has more exposure to property damage resulting from similar catastrophic storms. However, Premier's assessment of the probability of a similar type of loss occurring during the remainder of this year's hurricane season is remote, an assessment based in large part on the less severe damage sustained to the non-casino facilities from Hurricane Katrina last year, and the amount of new construction that will be at risk during the balance of the 2006 hurricane season. Premiums for WCO policies have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In June 2006, the Company entered into a new credit agreement with various bank lenders for a $100,000,000 unsecured credit facility that matures in five years and bears interest based on the Eurocurrency rate or the prime rate. The Company's existing credit agreement was terminated. At September 30, 2006, no amounts were outstanding under this bank credit facility.

In July 2006, the Company sold Symphony to RehabCare Group, Inc., for aggregate cash consideration of approximately $107,000,000. After satisfaction of Symphony's outstanding credit agreement ($31,700,000 at date of sale) and other sale related obligations, the Company realized net cash proceeds of $62,300,000 and recorded a pre-tax gain on sale of discontinued operations of $53,300,000.

In August 2006, pursuant to a subscription agreement with Fortescue and FMG, the Company invested an aggregate of $408,000,000, including expenses, in
Fortescue's Pilbara iron ore infrastructure project in Western Australia. In exchange for its cash investment, the Company acquired 26,400,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a 13 year, $100,000,000 note of FMG. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project. The note is unsecured and subordinate to the project's secured debt. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction. At the date of acquisition, the Company's investment in Fortescue's common shares was recorded at an aggregate fair value of $202,100,000, based on the closing price of Fortescue's common shares on that date. The Company has classified the Fortescue common shares as a non-current available for sale investment.

For accounting purposes, the Company bifurcated its remaining $205,900,000 investment into a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 has been classified with other non-current assets, and will be amortized to expense as the 4% of revenue is earned.

In September 2006, the Company sold ATX to Broadview Networks Holdings, Inc. for aggregate cash consideration of approximately $85,700,000, subject to working capital adjustments and recorded a pre-tax gain on sale of discontinued operations of $41,600,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

During 2005, the Company's projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense (principally during the second quarter of
2005). The Company's conclusion that a portion of the deferred tax asset was more likely than not to be realizable is strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. Over the projection period, the Company assumed that its readily available cash, cash equivalents and marketable securities would provide returns generally equivalent to the returns expected to be provided by the Company's existing operations and investments, except for certain amounts assumed to be invested on a short-term basis to meet the Company's liquidity needs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2006, the balance of the deferred valuation allowance was approximately $911,600,000.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $9,700,000 and $4,000,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $12,300,000 and $7,300,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

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

Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in the Company's consolidated statement of operations. Once final, the Company is not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances prove the Company's original judgments and estimates to be incorrect. In addition, long-lived assets like property and equipment, amortizable intangibles and goodwill may be deemed to be impaired in the future resulting in the recognition of an impairment loss; however, under GAAP the methods, assumptions and
                                       22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

results of an impairment review are not the same for all long-lived assets. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations for many years into the future.

                              Results of Operations

                  The 2006 Periods Compared to the 2005 Periods

Manufacturing - Idaho Timber

For the three and nine months ended September 30, 2006, revenues and other income for Idaho Timber were $77,600,000 and $261,900,000, respectively; gross profit was $4,200,000 and $25,500,000, respectively; and pre-tax income was $300,000 and $11,900,000, respectively. Results of operations for the three and nine months ended September 30, 2006 include salaries and incentive compensation expenses of $1,900,000 and $7,100,000, respectively, and depreciation and amortization expenses of $1,200,000 and $3,700,000, respectively. For the three months ended September 30, 2005 and for the period from acquisition (May 2005) through September 30, 2005, revenues and other income were $90,900,000 and
$154,400,000,   respectively;  gross  profit  was  $9,100,000  and  $12,600,000, respectively; and pre-tax income was $4,500,000 and $4,100,000, respectively. Results of operations for the three months ended September 30, 2005 and for the period from acquisition through September 30, 2005 include salaries and incentive compensation expenses of $3,000,000 and $4,200,000, respectively, and depreciation and amortization expenses of $1,100,000 and $2,900,000, respectively.

Idaho Timber's revenues for the third quarter of 2006 declined as compared to the prior quarters of 2006 due to lower average selling prices and reduced shipment volume. This decline was principally due to weakening demand resulting from reductions in housing starts and the abundant supply of lumber in the marketplace. In October 2006, the trade dispute between the U.S. and Canada over Canadian lumber imports was resolved and a new Softwood Lumber Agreement became effective that restricts and imposes a tax on Canadian lumber imports. During the third quarter, imports from Canada increased in anticipation of the implementation of the new agreement adding to the oversupply in the market.

While raw material costs (the largest component of its cost of sales) declined slightly in the third quarter of 2006 due to the continued decline in market conditions and the diminished uncertainty concerning the impact of the Softwood Lumber Agreement, this reduction lagged behind the reduction in selling prices. Gross profit and pre-tax results for the third quarter of 2006 reflect this compression. Pre-tax results for the third quarter of 2006 also reflect a reduction in salaries and incentive compensation as compared to the prior quarters of 2006 principally due to lower incentive compensation as a result of Idaho Timber's decreased profitability.

Manufacturing - Plastics

Pre-tax income for the plastics division was $5,200,000 and $4,300,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $15,400,000 and $12,300,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The plastics division's revenues and other income were $27,900,000 and $24,500,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $82,200,000 and $69,900,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Gross profits were $9,200,000 and $7,900,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $27,000,000 and $22,300,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Revenues for the nine months ended September 30, 2006 reflects $3,900,000 of increased revenues from NSW (which was acquired in February 2005). In addition, revenues in the three and nine month 2006 periods reflect increases in the carpet cushion and erosion control markets, partially reduced by a decline in the consumer products market due to lower demand for certain products. These revenue changes result from a variety of factors including increased road construction and the impact of price increases implemented in 2005. While the carpet

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

cushion market continued to benefit from the previously strong housing market through the first half of 2006, it has begun to experience a reduction in sales volume resulting from a slowdown in housing starts. Gross margins for the three and nine month 2006 periods also reflect an increase in the cost of polypropylene, the principal raw material used and a byproduct of the oil refining process whose price tends to fluctuate with the price of oil. In addition, gross margin for the nine month 2006 period reflects $1,000,000 of greater amortization expense on intangible assets resulting from acquisitions and depreciation expense as compared to the same period in 2005. Pre-tax results for the three and nine month 2006 periods also reflect $400,000 and $1,400,000 of higher salaries and incentive compensation expense than for the comparable periods in 2005.

Gaming Entertainment

For the three month period and the period from date of acquisition to September 30, 2006, Premier had pre-tax losses of $800,000 and $200,000, respectively. Such amounts reflect Premier's interest expense of $4,700,000 and $8,000,000, respectively, all other expenses of $3,600,000 and $6,800,000, respectively, insurance recoveries and charges for minority interests. As more fully discussed above, the Company has deconsolidated Premier as a result of its filing voluntary petitions with the Bankruptcy Court; during the pendency of the bankruptcy, Premier's results will be reflected as equity in income (losses) of associated companies. Until such time as the Hard Rock Biloxi reopens, Premier's operating results will consist primarily of overhead costs, interest expense, charges or credits for minority interests and remaining insurance recoveries.

Domestic Real Estate

Pre-tax income (loss) for the domestic real estate segment was $(2,400,000) and $1,000,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $48,400,000 and $1,600,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Pre-tax income for this segment for the nine month period ended September 30, 2006 principally reflects the sale by Square 711, which resulted in a pre-tax gain of $48,900,000. In addition, the Company recognized pre-tax profit related to its 95-lot development project in South Walton County, Florida of $100,000 and $1,800,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $3,600,000 and $4,200,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Such amounts principally result from the completion of certain required improvements.

Corporate and Other Operations

Investment and other income increased in the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 primarily due to greater interest income of $12,100,000 and $50,100,000, respectively, reflecting a larger amount of invested assets and higher interest rates, and for the nine month 2006 period, $27,500,000 of gain from the sales of two associated companies and $7,100,000 from the recovery of a bankruptcy claim. Investment and other income for the three and nine month 2005 periods includes a gain of $10,500,000 on the sale of 70% of the Company's interest in Cobre Las Cruces, S.A. to Inmet Mining Corporation. Investment and other income also reflects income (charges) of $(900,000) and $1,600,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $900,000 and $1,500,000 for the nine month periods ended September 30, 2006 and 2005, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $16,300,000 and $85,700,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $99,400,000 and $132,700,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Included in net securities gains for the nine month 2006 period is a gain of $37,400,000 from the sale of 115,000,000 shares of Level 3 common stock for $376,600,000. Included in net securities gains for the 2005 periods is a gain of $70,000,000 from the sale of 175,000 shares of White Mountain Insurance Group, Ltd. common stock. Net securities gains include provisions of $9,700,000 and $4,000,000 for the three month periods ended September 30, 2006 and 2005, respectively, and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

$12,300,000 and $7,300,000 for the nine month periods ended September 30, 2006 and 2005, respectively, to write down the Company's investments in certain available for sale securities. The write-down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the 2006 periods as compared to the same periods in 2005 primarily reflects interest expense relating to fixed rate repurchase agreements.

Salaries and incentive compensation expense increased by $6,600,000 and $23,200,000, respectively, in the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 principally due to share-based compensation expense recorded as a result of the adoption of SFAS 123R. For the three and nine month 2006 periods, salaries and incentive compensation expense included $3,000,000 and $12,400,000, respectively, relating to grants made under the Company's senior executive warrant plan and the fixed stock option plan. Salaries and incentive compensation also increased in the three and nine month 2006 periods as compared to the same periods in 2005 due to greater Corporate bonus expense, compensation expense of a subsidiary that was acquired in the fourth quarter of 2005 that is engaged in the development of a new medical product, and for the nine month 2006 period, greater compensation expense for the winery operations.

The increase in selling, general and other expenses of $6,200,000 and $20,300,000 in the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 primarily reflects research and development costs and operating expenses of the medical product development subsidiary, greater employee benefit costs including pension costs relating to WilTel's retained plan (which were classified with discontinued operations in 2005 for periods prior to the sale of WilTel), and higher professional fees, which largely relate to potential and existing investments. The 2006 periods also reflect increased corporate aircraft expenses. In addition, selling, general and administrative expenses for the three and nine month 2005 periods include $2,400,000 and $4,500,000, respectively, related to Indular, an Argentine shoe manufacturing company that was sold in the fourth quarter of 2005.

For the three and nine month periods ended September 30, 2006, the Company's effective income tax rate is lower than the federal statutory rate primarily because of the reversal of $6,000,000 of state income tax reserves due to the favorable resolution of certain contingencies. The income tax provisions for the three and nine month periods ended September 30, 2005 reflect credits of $25,100,000 and $1,135,100,000, respectively, as a result of the reversal of a portion of the valuation allowance for the deferred tax asset. The Company adjusted the valuation allowance in 2005 since it believes it is more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset.

Associated Companies

Equity in income (losses) of associated companies for the three and nine month periods ended September 30, 2006 and 2005 includes the following (in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


                                                            For the Three Month            For the Nine Month
                                                         Period Ended September 30,     Period Ended September 30,
                                                         --------------------------     --------------------------
                                                            2006           2005           2006              2005
                                                           ------         -------       -------            ------

Olympus Re Holdings, Ltd.                                $   --         $(81,700)      $    --           $(69,700)
EagleRock                                                  (4,900)         6,100           7,100          (13,500)
JPOF II                                                     4,200          8,400          23,900           19,500
HomeFed Corporation                                           300            800           1,200            1,300
Union Square                                                 --              --             --             72,300
Safe Harbor                                                (3,800)           --           (7,300)             --
Other                                                       5,400           (100)         13,900            2,800
                                                         --------       --------       ---------         --------
  Equity in income (losses) before income taxes             1,200        (66,500)         38,800           12,700
Income tax expense                                            100            --           14,500              700
                                                         --------       --------       ---------         --------
  Equity in income (losses), net of taxes                $  1,100       $(66,500)      $  24,300         $ 12,000
                                                         ========       ========       =========         ========

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

Discontinued Operations

Healthcare Services

As discussed above, in July 2006 the Company sold Symphony and classified its historical operating results as a discontinued operation during the second quarter. Pre-tax income of the healthcare services segment was $200,000 for the three month period ended September 30, 2005 and $200,000 and $2,400,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Gain on disposal of discontinued operations for the 2006 periods includes a pre-tax gain on the sale of Symphony of $53,300,000 ($33,500,000 after tax).

Telecommunications - ATX

As discussed above, in September 2006 the Company sold ATX and classified its historical operating results as a discontinued operation during the third quarter. Pre-tax income (loss) of ATX was $(3,200,000) and $1,000,000 for the three month periods ended September 30, 2006 and 2005, respectively, and
$(1,200,000) and $200,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Gain on disposal of discontinued operations for the 2006 periods includes a pre-tax gain on the sale of ATX of $41,600,000 ($26,100,000 after tax).

Real Estate

In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The Company recorded a pre-tax gain of $56,600,000 ($54,600,000 after tax), which is reflected in gain on disposal of discontinued operations for the nine month period ended September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

WilTel

Gain on disposal of discontinued operations for the three and nine month 2006 periods includes $700,000 and $600,000, respectively of pre-tax gains ($500,000 and $400,000, respectively, after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments related to WilTel, which was sold in the fourth quarter of 2005. WilTel's pre-tax income classified as a discontinued operation was $57,300,000 and $78,300,000 for the three and nine month periods ended September 30, 2005, respectively.

Other

In the third quarter of 2006, the Company sold its gas properties and recorded a pre-tax loss on disposal of $900,000 ($600,000 after tax). Income (loss) from discontinued operations for the nine month 2006 period includes $2,900,000 of pre-tax losses related to these gas properties; amounts for the comparable period in 2005 as well as for the three month 2006 and 2005 periods were not material.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal control over financial reporting

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 and the disclosure contained in such Report with respect to litigation concerning The Thaxton Group, Inc. (together with its subsidiaries, "Thaxton"). On September 12, 2006, Thaxton and the Company's affiliate, The FINOVA Group Inc. and its subsidiaries (collectively, "Finova") reached a preliminary settlement to resolve all outstanding claims in the ongoing litigation involving Thaxton and Finova (the "Settlement"). As part of the Settlement, the previously disclosed lawsuit pending in the United States District Court for the District of South Carolina, Anderson Division in which the Company and one of its executive officers were named as defendants is also being settled without any payment by or adverse finding against the Company and its executive. An agreement reflecting the Settlement has been signed by the parties and is subject to the satisfaction of certain conditions, including (i) approval of the District Court and the Thaxton and Finova bankruptcy courts and
(ii) final District Court approval of the fairness of the Settlement.

For additional information concerning Finova and Thaxton-related litigation, reference is made to the Form 10-K for the year ended December 31, 2005 filed by The FINOVA Group Inc. and its Form 10-Q for the quarter ended September 30, 2006.

Item 1A.  Risk Factors.

As a result of the chapter 11 filing of Premier in September 2006, the Company is adding to its risk factors the item listed below that is specific to the Premier investment.

As a debtor in possession, Premier must obtain bankruptcy court approval for the conduct of its business. Premier is currently operating under bankruptcy court supervision as a debtor in possession, and the bankruptcy court will need to approve its access to financing and any other transactions outside the ordinary course of business. If the court does not authorize Premier to enter into the $180,000,000 debtor in possession financing offered by an affiliate of the Company (to repay the Premier Notes), or if the court does not otherwise provide Premier access to insurance proceeds already paid to Premier but held under the control of Premier's pre-petition bondholders, Premier would not have sufficient funds to repair and rebuild the Hard Rock Biloxi and fund its pre-opening expenses. Risks and uncertainties related to Premier's chapter 11 filing also include those related to the actions of Premier's creditors and other third parties with an interest in Premier's chapter 11 proceedings.

Item 6.   Exhibits.

          10.1 Form of Subscription Agreement, dated as of July 15, 2006, by and among FMG Chichester Pty Ltd, the Company, and Fortescue Metals Group Ltd.

          10.2 Form of Amending Agreement, dated as of August 18, 2006, by and among FMG Chichester Pty Ltd, the Company, and Fortescue Metals Group Ltd.

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




                                      LEUCADIA NATIONAL CORPORATION
                                              (Registrant)




Date:  November 9, 2006               By: /s/ Barbara L. Lowenthal
                                           --------------------------
                                           Barbara L. Lowenthal
                                           Vice President and Comptroller
                                           (Chief Accounting Officer)

                                  Exhibit Index

     10.1 Form of Subscription Agreement, dated as of July 15, 2006, by and among FMG Chichester Pty Ltd, the Company, and Fortescue Metals Group Ltd.

     10.2 Form of Amending Agreement, dated as of August 18, 2006, by and among FMG Chichester Pty Ltd, the Company, and Fortescue Metals Group Ltd.

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