Form 10-K
period 2006-12-31
LEUCADIA NATIONAL CORP
filed 2007-02-28
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2006
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to  ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             New York                                   13-2615557
   -------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer
              or Organization)                     Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [x]   Accelerated Filer[ ]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [  ]   No [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2006 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $4,751,155,000.

On February 15, 2007, the registrant had outstanding 216,351,466 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

--------------------------------------------------------------------------------
Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2007 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                     PART I

Item 1.  Business.
------   --------

                                   The Company



       The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, real estate activities, medical product development, winery operations and residual banking and lending activities that are in run-off. The Company also owns equity interests in operating businesses and investment partnerships which are accounted for under the equity method of accounting, including gaming entertainment, land based contract oil and gas drilling, real estate activities and development of a copper mine in Spain. The Company concentrates on return on investment and cash flow to maximize long-term shareholder value. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses. In identifying possible acquisitions, the Company tends to seek assets and companies that are out of favor or troubled and, as a result, are selling substantially below the values the Company believes to be present.

       Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $3,893,300,000 at December 31, 2006, equal to a book value per common share of the Company (a "common share") of negative $.04 at December 31, 1978 and $18.00 at December 31, 2006. Shareholders' equity and book value per share amounts have been reduced by the $811,900,000 special cash dividend paid in 1999.

       In July 2006, the Company sold Symphony Healthcare Services, LLC ("Symphony") to RehabCare Group, Inc. for approximately $107,000,000. After satisfaction of Symphony's outstanding credit agreement by the buyer ($31,700,000 at date of sale) and certain sale related obligations, the Company realized net cash proceeds of $62,300,000 and recorded a pre-tax gain on sale of discontinued operations of $53,300,000.

         In September 2006, the Company sold ATX Communications, Inc. ("ATX") to Broadview Networks Holdings, Inc. for aggregate cash consideration of approximately $85,700,000, and recorded a pre-tax gain on sale of discontinued operations of $41,600,000.

       During 2006, the Company recorded net security gains of approximately $117,200,000, principally from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. These gains include a gain of $37,400,000 from the sale of 115,000,000 common shares of Level 3 Communications, Inc. ("Level 3"), which were received in December 2005 in connection with Level 3's purchase of WilTel Communications Group, LLC ("WilTel").

       In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol:
FMG).

       The Company's manufacturing operations are conducted through Idaho Timber, LLC ("Idaho Timber") and Conwed Plastics, LLC ("Conwed Plastics"). Acquired in May 2005, Idaho Timber is headquartered in Boise, Idaho and primarily remanufactures dimension lumber and remanufactures, packages and/or produces other specialized wood products. Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products.

       The Company's gaming entertainment operations are conducted through its controlling interest in Premier Entertainment Biloxi, LLC ("Premier"), which is the owner of the Hard Rock Hotel & Casino Biloxi ("Hard Rock Biloxi"), located in Biloxi, Mississippi. The Hard Rock Biloxi was severely damaged by Hurricane Katrina and is currently being rebuilt. As discussed below, in September 2006, Premier and its subsidiary filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

       The Company's domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. In February 2006, Square 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, completed the sale of 8 acres of unimproved land in Washington, D.C. for net cash proceeds of approximately $75,700,000, and recorded a pre-tax gain of $48,900,000.

       The Company's medical product development operation is conducted through Sangart, Inc. ("Sangart"), which became a majority-owned subsidiary of the Company in 2005. Sangart is developing a product called Hemospan(R), which is a form of cell-free hemoglobin that is designed for intravenous administration to treat a wide variety of medical conditions, including use as an alternative to red blood cell transfusions.

       The Company's winery operations consist of Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. These wineries primarily produce and sell wines in the luxury segment of the premium table wine market.

       The Company's land based contract oil and gas drilling investment is conducted by Goober Drilling, LLC, ("Goober"), in which the Company acquired a 30% interest in April 2006. In January 2007, the Company increased its interest in Goober to 42% for additional cash consideration of $25,000,000. The Company has also agreed to lend to Goober, on a secured basis, up to $171,000,000 to finance new equipment purchases and construction costs, repay existing debt and finance working capital needs ($126,000,000 was outstanding at December 31, 2006).

       The Company owns 30% of Cobre Las Cruces, S.A. ("CLC"), a former subsidiary of the Company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. During 2005, the Company sold a 70% interest in CLC to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.6% of Inmet's current outstanding common shares.

           As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Investor Information

       The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. In addition, material filed by the Company can be inspected at the offices of the New York Stock Exchange, Inc. (the "NYSE"), 20 Broad Street, New York, NY 10005, on which the Company's common shares are listed. The Company has submitted to the NYSE a certificate of the Chief Executive Officer of the Company, dated May 16, 2006, certifying that he is not aware of any violations by the Company of NYSE corporate governance listing standards.

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

Financial Information about Segments

       The Company's reportable segments consist of the operating units identified above, which offer different products and services and are managed separately. At acquisition, the Company's investment in Premier was reported as the gaming entertainment segment; however, it was deconsolidated and classified as an investment in an associated company upon its filing with the bankruptcy court in September 2006. Although Premier is not currently reported as an operating segment, an expanded description of its activities is presented below due to the size of this investment and the Company's expectation that it will be reported as an operating segment in the future. Other operations primarily consist of the Company's wineries, Caribbean-based telecommunications services and residual banking and lending activities that are in run-off.

       In addition to Premier, associated companies include equity interests in other entities that the Company accounts for on the equity method of accounting. Investments in associated companies include HomeFed Corporation ("HomeFed"), a corporation engaged in real estate activities, Goober, CLC, Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), EagleRock Capital Partners (QP), LP ("EagleRock"), Wintergreen Partners Fund, L.P. ("Wintergreen") and Safe Harbor Domestic Partners L.P. ("Safe Harbor"). JPOF II, EagleRock, Wintergreen and Safe Harbor are engaged in investing and/or securities transactions activities.

       Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets include the Company's investment in Fortescue. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

        Conwed Plastics has a manufacturing facility located in Belgium, which is the only foreign operation with non-U.S. revenue or assets that the Company consolidates, and it is not material. Unconsolidated non-U.S. based investments include 38% of Light and Power Holdings Ltd., the parent company of the principal electric utility in Barbados, the 30% ownership of CLC and the investment in Fortescue. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

        Certain information concerning the Company's segments for 2006, 2005 and 2004 is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was May 2005 for Idaho Timber and November 2005 for Sangart. Associated Companies are only reflected in the table below under identifiable assets employed.



                                                                                       2006            2005            2004
                                                                                       ----            ----            ----
                                                                                                   (In millions)

Revenues and other income (a):
    Manufacturing:
      Idaho Timber                                                                    $   345.7       $   239.0        $   --
      Conwed Plastics                                                                     106.4            93.6             64.4
    Domestic Real Estate                                                                   86.7            29.9             63.5
    Medical Product Development                                                              .7              .1            --
    Other Operations                                                                       42.8            59.0             70.8
    Corporate (b)                                                                         280.4           268.3            180.9
                                                                                      ---------       ---------        ---------
         Total consolidated revenues and other income                                 $   862.7       $   689.9        $   379.6
                                                                                      =========       =========        =========

Income from continuing operations before income taxes and equity in in income
  (losses) of associated companies:
    Manufacturing:
      Idaho Timber                                                                    $    12.0       $     8.2        $    --
      Conwed Plastics                                                                      17.9            14.2              7.9
    Domestic Real Estate                                                                   44.0             4.1             20.7
    Medical Product Development                                                           (21.1)           (1.4)            --
    Other Operations                                                                      (14.4)            7.5             18.6
    Corporate (b)                                                                          95.4           101.8             59.6
                                                                                      ---------       ---------        ---------
         Total consolidated income from continuing operations before income taxes and equity in income (losses) of associated
           companies                                                                  $   133.8       $   134.4        $   106.8
                                                                                      =========       =========        =========

Identifiable assets employed:
    Manufacturing:
      Idaho Timber                                                                    $   132.3       $   162.7        $    --
      Conwed Plastics                                                                      83.6            81.9             50.4
    Domestic Real Estate                                                                  198.1           182.7            253.2
    Medical Product Development                                                            12.2             7.0             --
    Other Operations                                                                      257.8           245.0            403.7
    Investments in Associated Companies                                                   773.0           375.5            460.8
    Corporate                                                                           3,846.8         4,062.0          2,070.1
    Assets of discontinued operations                                                      --             144.1          1,562.2
                                                                                      ---------       ---------        ---------

         Total consolidated assets                                                    $ 5,303.8       $ 5,260.9        $ 4,800.4
                                                                                      =========       =========        =========


(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

(b) Net securities gains for Corporate aggregated $116,600,000, $199,500,000 and $123,100,000 during 2006, 2005 and 2004, respectively, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. Security gains include a gain from the sale of Level 3 of $37,400,000 in 2006 and a gain from the sale of White Mountains Insurance Group, Ltd. ("WMIG") of $146,000,000 in 2005. For 2006, 2005 and 2004, security gains include provisions of $12,900,000, $12,200,000 and $4,600,000, respectively, to write down investments in certain available for sale securities. The write-downs of the available for sale securities resulted from declines in market value determined to be other than temporary.

 (c) For the years ended December 31, 2006, 2005 and 2004, income from continuing operations has been reduced by depreciation and amortization expenses of $39,500,000, $32,600,000 and $28,700,000, respectively; such amounts are primarily comprised of Corporate ($11,600,000, $10,700,000 and $11,400,000, respectively), manufacturing ($17,500,000, $14,200,000 and
     $5,200,000, respectively) and other operations ($6,400,000, $5,700,000 and
     $8,200,000, respectively). Depreciation and amortization expenses for other segments are not material.

(d) For the years ended December 31, 2006, 2005 and 2004, income from continuing operations has been reduced by interest expense of $79,400,000, $65,500,000 and $60,600,000, respectively; such amounts are primarily comprised of Corporate ($70,900,000, $63,200,000 and $55,300,000,
     respectively) and other operations ($8,000,000, $1,200,000 and $3,300,000, respectively). In 2006, interest expense for other operations was comprised of Premier during the period it was a consolidated subsidiary. Interest expense for other segments is not material.

     At December 31, 2006, the Company and its consolidated subsidiaries had 1,323 full-time employees.


                                  Manufacturing

Idaho Timber

Business Description

       In May 2005, the Company acquired Idaho Timber for total cash consideration of $133,600,000, including working capital adjustments and expenses. Idaho Timber is headquartered in Boise, Idaho and is engaged in the manufacture and/or distribution of various wood products. Idaho Timber's principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4" radius-edge, pine decking. Idaho Timber also manufactures and/or distributes a number of other specialty wood products. Idaho Timber has over 25 years of operating experience in its industry. The Company's investment in Idaho Timber was $123,200,000 at December 31, 2006.

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

       Idaho Timber owns nine plants, one sawmill that principally produces decking products and one sawmill that produces split-rail fencing. These eleven facilities in the aggregate have approximately 941,000 square feet of manufacturing and office space, covering approximately 230 acres. Two plants are principally dedicated to home center board products and the remaining plants principally produce remanufactured dimension lumber products. All plant locations can produce and distribute specialty wood products. Idaho Timber has the capacity to ship approximately 70 million board feet per month; during 2006 actual shipments averaged approximately 59 million board feet per month.

       Idaho Timber believes that its diverse remanufacturing, sawmill, and distribution operations provide it with purchasing power to secure sources of supply from multiple suppliers while minimizing freight costs. Idaho Timber's diverse geographic footprint also mitigates geographic concentration risk.

Sales and Marketing

       Idaho Timber primarily markets to local, regional and national lumber retailers for its dimension lumber products, home improvement centers for its home center board products and decking treaters for its sawmill product, and other resellers of home construction materials. Demand for its products is dependent, in part, upon the strength of the U.S. housing market and the do-it-yourself home improvement market which are subject to cyclical fluctuations. Its success in attracting and retaining customers depends in large part on its ability to provide quicker delivery of specified customer products than its competitors. For dimension lumber products, sales are primarily generated at each of the plants, with a dedicated sales force located in the same geographic region as the customers the plant serves. Board and decking products are sold and managed centrally. The home center board product is heavily dependent on two customers, Lowe's and The Home Depot, which account for approximately 92% of that product line. The combined revenue of these two customers in this product line was 18% of Idaho Timber's total revenue for the year ended December 31, 2006. The customer base for the dimension lumber business is much less concentrated; no customer accounts for more than 6% of revenue. Idaho Timber's sales are somewhat concentrated in regions where its facilities are located, with the largest being Florida, 22%; North Carolina, 17%; and Texas, 12%.

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

        Idaho Timber also competes for raw material purchases needed for its remanufactured dimension lumber and home center board products, and in the past the availability and pricing of certain raw materials has been adversely affected by import duties (tariffs) imposed on Canadian imports, the largest source of these supplies. A decades old trade dispute between the U.S. and Canada resurfaced with the expiration of the Softwood Lumber Agreement on March 31, 2001. The dispute involved claims that lumber from government-owned land in Canada is subsidized and sold into the U.S. market for less than fair value, the effect of which is to injure or threaten to injure U.S. competitors. The U.S. argued for the right to impose antidumping and countervailing duties to prevent cheap Canadian wood from harming U.S. manufacturers. However, the North American Free Trade Agreement ("NAFTA") review panel rejected claims that U.S. lumber producers had suffered damage as a result of Canadian imports. On September 10, 2004, the U.S. International Trade Commission complied with the NAFTA ruling and issued a statement saying that the U.S. lumber industry is not threatened by Canadian softwood imports; however, the Commission expressed some disagreement with the panel's decision.

       In October 2006, this trade dispute over Canadian imports was resolved and a new Softwood Lumber Agreement between Canada and the U.S. became effective. The new agreement terminated all ongoing administrative agency reviews and litigation, revoked the antidumping and countervailing duty orders and imposed a graduated export tax ranging from zero to 15 percent based on the Random Length Composite Index ("RLCI"), which is calculated using the current market value of a combination of lumber products. A larger RLCI will result in a smaller export tax with the tax decreasing to zero if the RLCI exceeds $355 per thousand board feet. In addition, the agreement also provides that the export tax can increase by 50% if shipments exceed a certain level (expressed as a percentage of total U.S. shipments) for each Canadian export region. Each Canadian export region can also make an election to pay a smaller export tax, zero to five percent, if they agree to abide by certain export volume restrictions that are determined based on a percentage of U.S. consumption. The agreement has a seven year term and may be extended for an additional two years. Currently, restrictions on Canadian imports are not adversely affecting Idaho Timber's operations; however, if tariffs increase or import limitations are imposed in the future, it is possible that raw material costs could increase or supplies could be constrained. Idaho Timber is examining alternative sources of supply to increase its raw material purchasing flexibility.

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

Government Regulation

       Lumber and decking are identified at Idaho Timber facilities with a grade stamp that shows the grade, moisture content, mill number, species and grading agency. All lumber is graded in compliance with the National Grading Rule for Dimension Lumber, which is published by the U.S. Department of Commerce. Idaho Timber facilities are subject to regular inspection by agencies approved by the American Lumber Standards Committee. Idaho Timber believes that its procedure for grading lumber is highly accurate; however, Idaho Timber could be exposed to product liability claims if it can be demonstrated its products are inappropriately rated. Currently, Idaho Timber does not have any material product liability claims outstanding.

       Since Idaho Timber's sawmills do not treat its wood with chemicals, and since timber deeds purchased from private land owners do not impose a re-planting obligation, Idaho Timber does not have any unusual environmental compliance issues.

Plastics Manufacturing

Business Description

       Through Conwed Plastics, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products. These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention. Conwed Plastics believes it is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control and packaging. Packaging, agricultural and building and construction markets tend to be seasonal, with peak periods in the second and third quarters of the calendar year. Carpet padding, filtration and consumer product markets are not usually subject to seasonal fluctuations resulting in sales that tend to be evenly spread throughout the year. The Company's investment in Conwed Plastics was $65,500,000 at December 31, 2006.

       Conwed Plastics has completed five acquisitions since 2004 and continues to look for additional acquisition opportunities that provide synergies with existing customers, its manufacturing capacity, processes and technology, and/or raw material needs. In May of 2006, Conwed Plastics acquired Polynet Inc. for $2,300,000 in cash thereby increasing its market share in the packaging business. Polynet's business was completely integrated into the division's existing Roanoke manufacturing facility; post-acquisition revenues from this acquisition were approximately $1,600,000.

       Certain of Conwed Plastics' products are proprietary, protected by patents and/or trade secrets. The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on its operations.

Sales and Marketing

       Conwed Plastics' manufacturing revenues were $106,300,000, $93,300,000 and $64,100,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Products are marketed both domestically and internationally with approximately 13.7% of 2006 revenues generated by customers from Europe, Latin America, Japan and Australia. Products are sold primarily through an employee sales force, located in the United States and Europe. Conwed Plastics emphasizes development of new products and new applications of existing products to sustain revenue growth. New product development focuses on market niches where proprietary technology and expertise can lead to sustainable competitive economic advantages. This targeted product development at times is carried out in partnership with a prospective customer or industry where the value of the product has been recognized. Conwed Plastics also focuses on developing new products which provide an upgrade to a current product used by an existing customer. Over the last several years, Conwed Plastics has spent approximately 2% to 5% of annual sales on the development and marketing of new products and new applications of existing products.

       Approximately half of Conwed Plastics' revenues are generated on a make to order basis. The remainder of Conwed Plastics' sales requires a more substantial investment in inventory that is stored at various locations to service customers with short lead time requirements. In the aggregate, inventory is turned over between 6 and 7 times per year. The top 10 customers with multiple locations represent approximately 30% - 37% of total sales. The largest single customer typically represents 5% - 8% of total sales; for the year ended December 31, 2006, the largest single customer represented 6% of total sales. Order backlog generally ranges from 6% - 12% of annual sales throughout the year.

Competition

       Conwed Plastics is subject to domestic and international competition, generally on the basis of price, service and quality. Additionally, certain products are dependent on cyclical industries, including the construction industry. The cost of the principal raw material used in its products, polypropylene, has increased by approximately 90% from 2002. Conwed Plastics has been able to raise prices to its customers during this period to offset the higher raw material costs. High oil and natural gas prices along with high capacity utilization in the polypropylene industry are expected to keep raw material costs higher than historical levels for the next few years.

       Conwed Plastics has had excess manufacturing capacity over the past few years, principally in its Belgium facility which became operational during 2001. Utilization of this capacity improved in 2006 as the manufacturing capacity in Belgium was used to meet sales growth in the U.S. In addition, manufacturing production for customers in Australia and Asia has been moved away from domestic facilities to the Belgium facility. Conwed Plastics believes that its manufacturing capacity is appropriate for its current level of business and will be sufficient to meet expected demand over the next few years.

        Conwed Plastics has 3 to 5 competitors in most of its market segments but the size and type of its competition varies by market segment.

                              Gaming Entertainment

Acquisition

       During 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 46% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000, and has made an $8,100,000 12% loan to Premier that matures in May 2007. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding $160,000,000 principal amount of 10 3/4% First Mortgage Notes due February 1, 2012 (the "Premier Notes"). In addition, the Company agreed to provide up to $40,000,000 of construction financing to Premier's general contractor by purchasing the contractor's receivables from Premier if the receivables are more than ten days past due ($11,300,000 is outstanding at December 31, 2006). At acquisition, the Company consolidated Premier as a result of its controlling voting interest.

       Premier owns the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which was severely damaged by Hurricane Katrina and which is currently being rebuilt. The Hard Rock Biloxi was scheduled to be fully opened to the public on August 31, 2005; two days prior to opening, Hurricane Katrina hit the Mississippi Gulf Coast. Located on an 8.5 acre site on the Mississippi Gulf Coast, upon reconstruction the resort will have approximately 1,500 slot machines and 50 table games, five restaurants (including a Hard Rock Cafe and Ruth's Chris Steakhouse), a full service spa, a 5,200 square foot pool and beach area, 3,000 square feet of retail space, an eleven-story hotel with 318 rooms and suites and a Hard Rock Live! entertainment venue with a capacity of 1,200 persons. Premier expects to complete reconstruction and re-open to the public in July 2007.

       Prior to Hurricane Katrina, Premier purchased a comprehensive blanket insurance policy providing up to $181,100,000 in coverage for damage to real and personal property, including business interruption coverage. Premier has received payments from various insurance carriers aggregating $160,900,000 with respect to $168,200,000 face amount of coverage; the remaining $12,900,000 face amount of coverage has not been settled and is currently in litigation. All insurance settlements have been placed on deposit into restricted accounts under the control of the indenture trustee of the Premier Notes.

Bankruptcy Filing

       On September 19, 2006, Premier and its subsidiary filed voluntary petitions for reorganization under the Bankruptcy Code, before the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division (the "Court"). Premier filed its petitions in order to seek the Court's assistance in gaining access to Hurricane Katrina-related insurance proceeds which had been denied to Premier by its pre-petition secured bondholders. Premier continues to operate its business as "debtors in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

       The Bankruptcy Court issued an interim order granting Premier the right to use approximately $34,000,000 of the funds that are under the control of the indenture trustee of the Premier Notes to fund ongoing construction costs and operations. As of December 31, 2006, $20,200,000 has been released to Premier pursuant to this order and $133,200,000 remains in the restricted accounts under the control of the indenture trustee. Premier believes that the remaining funds in the restricted accounts together with permitted equipment financing will be sufficient to rebuild the Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina.

       Premier filed an amended disclosure statement and plan of reorganization on February 22, 2007. Voting on the plan of reorganization is not expected to occur until the second quarter of 2007. The Company has also committed to provide up to $180,000,000 to finance Premier's plan of reorganization, which would principally be used to pay-off the Premier Notes.

       The Company deconsolidated Premier effective with the filing of the voluntary petitions, and has classified its net investment in Premier as an investment in an associated company ($125,600,000 as of December 31, 2006, including all loans and equity interests). The bankruptcy filings were made to give Premier access to the insurance proceeds, the proceedings are not expected to last for an extended period and creditors are expected to receive the amounts owed to them. For these reasons, the Company believes that the application of the equity method of accounting during the pendency of the bankruptcy proceedings is appropriate. Upon its emergence from bankruptcy proceedings, the Company expects that Premier will be accounted for as a consolidated subsidiary.

Marketing

       Premier's marketing strategy is to position the resort as a full service gaming, boutique hotel and entertainment resort catering to the Mississippi Gulf Coast marketplace and the southern region of the United States. Premier believes it will benefit from the "Hard Rock" brand name and from being within walking distance to the Beau Rivage, an MGM Mirage property and the largest hotel and casino in the Mississippi Gulf Coast market. In the future, once Premier establishes a regular customer base, it intends to expand its marketing activities and attempt to present the resort as a full-service destination resort. Premier believes that the Hard Rock concept and unique brand of entertainment will appeal to a broad range of customers.

Competition

       The devastation caused by Hurricane Katrina has dramatically changed the competitive nature of the Gulf Coast gaming market. All twelve casinos in the Gulf Coast gaming market were severely damaged and shut down by the impact of Hurricane Katrina. Currently ten casinos are operating in the market and all that had planned to reopen have reopened except for the Hard Rock Biloxi. Since the Hard Rock Biloxi has no operating history, its ability to compete against larger, better financed and/or more established resorts with existing customer bases is uncertain. Premier anticipates its competitive position will be strengthened by the worldwide familiarity of the Hard Rock brand, but it has no prior operating history to rely upon.

Insurance Matters

       Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The threat of hurricanes remains a risk to the existing facilities and to the new casino, which will be constructed over water on concrete pilings that will greatly improve the structural integrity of the facility. In July 2006, Premier purchased a new insurance policy providing up to $149,300,000 in coverage for damage to real and personal property and up to the lesser of six months or $30,000,000 of business interruption and delayed opening coverage. The coverage is syndicated through several insurance carriers, each with an A.M. Best rating of A- (Excellent) or better. The policy provides coverage for the existing structures, as well as for the repair and rebuild of the hotel, low rise building and parking garage and the construction of the new casino.

       Although the insurance policy is an "all risk" policy, weather catastrophe occurrence ("WCO"), which is defined to include damage caused by a named storm, is limited to $50,000,000 with a deductible equal to the greater of $7,000,000 or 5% of total insured values at risk. WCO coverage is subject to mandatory reinstatement of coverage for an additional pre-determined premium.

       Premier's current insurance policy expires in July 2007; Premier expects it will purchase new insurance coverage that will be in effect for the balance of the 2007 hurricane season. Premiums for WCO policies have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events. Premier cannot currently estimate how much insurance will be available to it at an acceptable premium.

Environmental

       Premier will operate its business near and over the water on the Mississippi Gulf Coast. Premier is, and upon reconstruction of the resort will be, subject to various federal, state and local laws, ordinances and regulations that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as the handling and disposal of hazardous material or solid or hazardous wastes, and (2) may impose joint and several liability on current and former property owners or operators for the costs of investigation, removal and remediation of hazardous substances or wastes related to the environment without regard to fault. Premier currently has not identified any such issues associated with its property that could reasonably be expected to have an adverse effect on Premier or its results of operations. However, it is possible that historical or neighboring activities have affected, or the reconstruction and operation of the resort could affect Premier's property and, as a result, material obligations or liabilities under environmental laws could arise in the future.

                              Domestic Real Estate

       At December 31, 2006, the Company's domestic real estate properties had a book value of $176,700,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company owns a 15 story, 740,000 square foot office building located in downtown Tulsa, Oklahoma that was formerly WilTel's headquarters building, but which was not sold to Level 3. The building is currently 37% occupied with tenants primarily under short-term leases and is being marketed for sale. The property has a book value of approximately $52,000,000 at December 31, 2006.

       Certain of the Company's other real estate investments and their respective carrying values as of December 31, 2006 include: approximately 104 acres of land located in Myrtle Beach, South Carolina, which is fully entitled for a large scale mixed-use development of various residential, retail and commercial space ($35,300,000); approximately 76 acres of land located on the island of Islesboro, Maine, and approximately 120 acres of land located in Rockport, Maine, each of which have submitted plans for residential subdivisions ($27,700,000 in the aggregate); a fifteen acre, unentitled air rights parcel above the train tracks behind Union Station in Washington, D.C. ($10,100,000); an operating shopping center on Long Island, New York that has 71,000 square feet of retail space ($9,500,000); and an approximate 540 acre parcel located in San Miguel County, Colorado which the Company is attempting to have re-zoned into a mixture of estate lots, cabins and a lodge site ($5,700,000). The 540 acre parcel is located near Mountain Village, Colorado, a ski resort bordering Telluride, Colorado.

       The Company owns approximately 30% of the outstanding common stock of HomeFed. In addition, as a result of a 1998 distribution to all of the Company's shareholders, approximately 7.3% and 8.2% of HomeFed is owned by the Company's Chairman and President, respectively. HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. Its current development projects consist of two master-planned communities located in San Diego County,
California: San Elijo Hills and a portion of the larger Otay Ranch planning area. The Company accounts for its investment in HomeFed under the equity method of accounting. At December 31, 2006, its investment had a carrying value of $45,700,000 which is included in investments in associated companies. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD); at December 31, 2006, the market value of the Company's investment was $163,300,000.

       In February 2006, Square 711, a 90% owned subsidiary of the Company, completed the sale of 8 acres of unimproved land in Washington, D.C. The Company received net cash proceeds of approximately $75,700,000, and recorded a pre-tax gain of $48,900,000.

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

                           Medical Product Development

Business

       At December 31, 2006, the Company owned approximately 69% of Sangart, a biopharmaceutical company principally engaged in developing an oxygen transport agent for various medical uses. From 2003 through December 31, 2006, the Company invested an aggregate of $49,200,000 in Sangart, principally to help fund Sangart's ongoing product development activities (as a development stage company, Sangart does not have any revenues from product sales). The Company expects to invest up to an additional $50,000,000 in March 2007, which would increase its ownership interest up to 89%, and the Company would also receive warrants for the right (but not the obligation) to invest up to another $50,000,000 on the same terms. Sangart became a consolidated subsidiary of the Company in 2005; the book value of the Company's investment in Sangart was $6,800,000 at December 31, 2006.

       In 2002, Sangart commenced human clinical trials of its current product candidate, Hemospan(R), a form of cell-free hemoglobin administered intravenously to treat a variety of medical conditions, including use as an alternative to red blood cell transfusions. A principal function of human blood is to transport oxygen throughout the body, the absence of which can cause organ dysfunction or death. The basis for Sangart's technology is the result of more than 20 years of research in the understanding of how hemoglobin (the oxygen carrier in red blood cells) functions outside of red blood cells in a cell-free environment. Hemospan offers universal compatibility with all blood types and, as compared to red blood cell transfusions, reduced risk of infectious disease transmission and a longer storage life. Hemospan is made from human hemoglobin that is extracted from outdated human blood obtained from accredited blood centers, which is then combined with polyethylene glycol using Sangart's proprietary processes. Sangart's manufacturing process is able to generate approximately three units of Hemospan using a single unit of blood, which serves to expand the supply of donated blood. Sangart owns or exclusively licenses twelve U.S. patents and has more than thirty applications pending worldwide covering product composition, manufacturing or methods of use.

       Sangart has completed three clinical studies involving 132 patients, of whom 93 were administered Hemospan. These trials were Phase I and Phase II studies designed to assess product safety and gather early indications of the product's effectiveness. Sangart is currently conducting an additional Phase II clinical trial in the U.S., and in February 2007 commenced two Phase III clinical trials in Europe that are designed to demonstrate Hemospan's safety and effectiveness in preventing and treating low blood pressure during surgery and in reducing the incidence of operative and postoperative complications. The Phase III studies are expected to involve over 800 patients, and will not be completed until 2008. Upon completion, Sangart plans to submit an application for marketing approval to the appropriate regulatory authorities in Europe in late 2008, with a U.S. application to follow. The initial application for marketing approval may be for a relatively narrow subset of elective surgery procedures; subsequent clinical trials will likely be required to evaluate and demonstrate the safety and effectiveness of Hemospan in additional elective surgeries, trauma care, and other circumstances in which delivery of oxygen to tissue provides clinical benefit (e.g., sickle cell disease, strokes and heart attacks). Obtaining the requisite regulatory approvals is outside of Sangart's control, and regulatory agencies could require expanded or additional clinical trials resulting in additional development cost expenditures and delays. The Company cannot state with certainty when, if ever, such approvals will be received.

       Substantially all of the funding needed for Hemospan development has come from sales of Sangart's equity securities. The anticipated $50,000,000 investment to be made in March 2007 is expected to be sufficient to fund Sangart's activities through the completion of its Phase III trials, after which additional funds (which could come from the exercise of the Company's warrants) will be required to fund activities prior to commercial launch.

Competitive Environment

       Hemospan is intended to address the needs of the blood market. Currently there are more than 14,000,000 units of packed red blood cells transfused each year in the U.S., the majority of which are used in treating trauma and elective surgery patients for whom Hemospan may be an alternative. Currently there are no similar products approved for sale in the U.S. or the European Union. Other companies are developing products that could potentially compete with Hemospan, some of which have already completed Phase III clinical trials. One company currently has a pending marketing approval application in the United Kingdom and another has announced its intention to apply for marketing approval in the U.S. in 2007. As such, it is possible that competing products could obtain marketing approval in the U.S. and/or Europe prior to Hemospan obtaining approval.

       Any successful commercialization of Hemospan will depend on an adequate supply of raw materials, principally blood and polyethylene glycol, at an acceptable quality, quantity and price. Sangart is currently working with potential suppliers of raw materials; however, commitments from suppliers of blood and polyethylene glycol to support a commercial launch are not yet in place and competitors may seek commitments from the same blood suppliers. Sangart leases a 56,700 square foot combination office and manufacturing facility that currently produces Hemospan for its clinical trials. Sangart believes that its current manufacturing facility will have more than enough capacity to support a commercial launch, but capital improvements and engineering designs will be required. In addition to obtaining requisite regulatory approvals and increasing manufacturing capacity for the manufacture and sale of Hemospan, Sangart would have to create sales, marketing and distribution capabilities prior to any commercial launch of this product, either directly or in partnership with a service provider.

Government Regulation

       As a product intended for medical use, clinical trials, marketing approval, manufacturing and distribution of Hemospan is highly regulated. An application for marketing approval may only be made after the safety and effectiveness of the product has been demonstrated, including through human clinical trial data. In the United States, the U.S. Food and Drug Administration regulates medical products, including the category known as "biologics" which includes Hemospan. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Hemospan.

       In Europe, each country has its own agency that regulates clinical trials. However, the Committee for Medicinal Products for Human Use ("CHMP"), which is administered by the European Agency for the Evaluation of Medicinal Products, is an EU-wide regulatory body. Following completion of clinical trials, marketing approval can be granted either by a centralized application through CHMP, or on a country-by-country basis. The trend is for centralized applications, and it is likely that Sangart will make a centralized filing for Hemospan through CHMP.

                                Other Operations

Wineries

       The Company owns two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1978, while the Company started Archery Summit in 1993. Since acquisition, the Company's investment in winery operations has grown, principally to fund the acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to three years after grape harvest before the wine can be sold. The Company controls 229 acres of vineyards in Napa Valley, California and 116 acres of vineyards in the Willamette Valley of Oregon, substantially all of which are owned and producing grapes. The Company believes that its vineyards are located in some of the most highly regarded appellations of the Napa and Willamette Valleys. At December 31, 2006, the Company's combined net investment in these wineries was $69,900,000. The wineries sold approximately 81,000 9-liter equivalent cases of wine generating revenues of $19,500,000 during 2006, and 76,900 9-liter equivalent cases of wine generating revenues of $17,800,000 during 2005.

       These wineries primarily produce and sell wines in the luxury segment of the premium table wine market. The Company's wines are primarily sold to distributors, who then sell to retailers and restaurants. The distributors used by the Company also offer premium and luxury table wines of other producers that directly compete with the Company's products. As permitted under federal and local regulations, the wineries have also been placing increasing emphasis on sales direct to consumers, which they are able to do through the internet, wine clubs and at the wineries' tasting rooms. During 2006, direct sales to consumers represented 22% of case sales and 44% of wine revenues. Sales of the Company's wines in California (excluding direct sales to consumers) amounted to approximately 12% of 2006 wine revenues.

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

       At the beginning of 2005, inventory levels of the Company's wines held by the Company and its distributors were too high, resulting in the need to hold prices for certain varietals and increase spending on promotional, sales and marketing programs to sell more wine. In particular, Pine Ridge had been producing too much Merlot for its historical sales volume, and it has reduced future production through re-budding and re-planting activities. The Company's wineries have also been focused on improving wine quality. Wine quality improvements are principally being made by reducing the amount of grape clusters grown on each grapevine (resulting in yield reduction) to further concentrate flavor, and investing in new winemaking equipment. Luxury wines available for sale in any given year are also dependent upon harvest yields of earlier periods, which can fluctuate from harvest to harvest depending on weather patterns, insects and other non-controllable circumstances. For Pine Ridge and Archery Summit, low yields in the 2004 harvest will result in lower cases available for sale in 2007 as compared with 2006.

       The wineries' production, sales and distribution activities are subject to regulation by agencies of both federal and state governments. Many states have historically prohibited or restricted sales of wine direct to consumers by producers that are located in another state, even though the same states may permit in-state producers to ship direct to in-state consumers. In 2005, the U.S. Supreme Court decided that such discriminatory state direct shipment laws violated the Commerce Clause of the U.S. Constitution. As a result, many states have revised their laws to allow both in-state and out-of-state wineries to ship directly to consumers. Other states have prohibited direct-to-consumer sales by in-state and out-of-state wineries. Overall, these changes have improved the Company's ability to sell wine directly to consumers, but have also increased the complexity of compliance reporting and taxation required for each state.

       The Company continues to review additional investments in the wine business to achieve synergies with the existing properties and broaden the wine portfolio. Potential investments could include new wine businesses, vineyards in other locations or new wine brands. The Company has purchased approximately 611 acres of farmland in Washington State ($3,300,000), some of which is under short-term leases to third parties. The Company plans to plant 90 acres with grape vineyards, and may build a winery in the future.

Energy Projects

         During the past few years, the Company has been incurring costs (all of which have been expensed) to investigate and evaluate the development of a number of domestic energy projects. The projects the Company has investigated all employ gasification technology to convert different types of fossil fuels into clean energy products. Gasification technology generally involves the combination of coal, petroleum coke or petroleum pitch ("feedstocks") with water, which is then fed into a gasifier and converted into a low BTU gas ("syngas"). Potential pollutants like sulfur and mercury are chemically stripped from the syngas through another process, resulting in syngas that can be applied to many commercial uses including the generation of electrical power, the manufacture of methanol and hydrogen, the production of ammonia for fertilizer, conversion to liquid fuels and, through a methanation process, upgrading the liquid fuels to a pipeline quality natural gas. The gasification process can also generate large quantities of commercial quality steam that can be sold to industrial customers. The Company has incurred expenses investigating and evaluating these projects of $8,300,000, $1,600,000 and $4,400,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

         Although there are a number of projects the Company is currently investigating, the Company is not obligated to develop any of the projects. Any project that the Company might develop would likely require a significant equity investment by the Company, the acquisition of substantial non-recourse borrowings to build the projects (total development costs for these types of projects range from $1 billion to $3 billion), the procurement of and purchase commitment for long-term supplies of feedstock, long-term commitments from purchasers of the output, and significant technological and engineering expertise to implement. The investigation, evaluation and financing of these projects takes years to complete; the Company does not expect that any of the projects it is currently working on would reach the financing stage in the next 18 to 24 months, if ever. This diligence process can be costly, and no assurance can be given that the Company will be successful in fully developing any of these projects.

Antilles Crossing Group

       The Company owns approximately 75% of entities comprising the Antilles Crossing Group ("ACG"), a startup venture that constructed a sub-sea fiber optic cable system in the Caribbean. The remaining interest is principally owned by Light & Power Holdings Ltd., in which the Company holds a 38% interest.

       ACG has completed the construction of a sub-sea fiber system from St. Croix to Barbados with a link to St. Lucia. In St. Croix, capacity agreements have been purchased to access sub-sea fiber systems to carry ACG customer traffic to and from the United States, Canada, the United Kingdom, and the rest of the world. The system is only the second to be built to Barbados and St. Lucia and is expected to alleviate much of the bandwidth supply restrictions to those islands. Since ACG completed construction activities during 2006, operating revenues were not material reflecting the start-up nature of the enterprise.

       The system has allowed ACG to begin providing telecommunications and data services to carriers serving the islands of Barbados and St. Lucia. In addition, TeleBarbados Inc, one of the ACG entities, is building an on-island fiber and wireless communications network on Barbados and is providing residential and commercial data and voice services there. A launch of similar services in St. Lucia is expected in 2007. International telecommunications and data services are highly competitive, based on price, reliability of service and breadth of coverage, and are impacted by regulatory requirements and technological advances.

Banking and Lending

       Historically, banking and lending operations made collateralized consumer loans consisting principally of personal automobile instalment loans to individuals who had difficulty obtaining credit. Over the past few years, the Company has been shrinking its banking and lending operations. Operating activities have been concentrated on maximizing returns on its investment portfolio, collecting and servicing its remaining loan portfolios and discharging deposit liabilities as they come due. During 2005, the Company's banking and lending subsidiary filed a formal plan with the Office of the Comptroller of the Currency to liquidate its operations, sold its remaining customer deposits and surrendered its national bank charter. Net outstanding loans were $2,200,000 and $3,000,000 as of December 31, 2006 and 2005,
respectively. Pre-tax income for the banking and lending operations was $1,800,000, $1,400,000 and $22,000,000 for the years ended December 31, 2006,
2005 and 2004, respectively.

                                Other Investments

Fortescue

       The Company invested $408,000,000 in Fortescue's Pilbara iron ore and infrastructure project in Western Australia, including expenses. In exchange for its cash investment, the Company received 26,400,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a 13 year, $100,000,000 note of FMG. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas only. The note is unsecured and subordinate to the project's senior secured debt referred to below. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction. At the date of acquisition, the Company's investment in Fortescue's common shares was recorded at its aggregate fair value, based on the closing price of Fortescue's common shares on that date. Subsequent to acquisition, the Company's investment in the Fortescue common shares is classified as a non-current available for sale investment and carried at market value as of each balance sheet date. At December 31, 2006, the market value of the Fortescue common shares was $276,300,000.

       For accounting purposes, the Company bifurcated its remaining Fortescue investment into a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 has been classified with other non-current assets, and will be amortized to expense as the 4% of revenue is earned.

       The project information disclosed below was obtained from Fortescue's website, (http://www.fmgl.com.au/), which contains substantial additional information about Fortescue and the project. In April 2006, Fortescue announced a proved reserve estimate of 121 million metric tons of iron ore and a probable reserve estimate of 932 million metric tons of iron ore, in accordance with the Australasian Joint Ore Reserves Committee code. Fortescue and its independent mining consultant, Snowden Mining Industry Consultants ("Snowden"), have completed a Mining Definitive Feasibility Study for this reserve. Snowden's study focused exclusively on the Cloud Break and Christmas Creek mining tenements, which cover an area of approximately 770 square kilometers. Fortescue also announced that it has received all major approvals required under the various governmental, environmental, and native title processes for the Cloud Break and Christmas Creek tenements. Fortescue has substantial additional tenements in the Pilbara region of Western Australia which have not yet been approved for mining activities (mining revenues from other areas do not increase the interest paid on the FMG note).

         Fortescue's feasibility study was commissioned to identify a quantity and quality of iron ore that would support an initial mine plan that produces 45 million metric tons per annum ("mtpa") for a 20 year period. Fortescue has announced agreements with third parties that intend to purchase 41.5 mtpa of the initial 45 mtpa plan; these agreements include relationships with 8 of the largest steel mills in China. These agreements reference the benchmark price for premium Pilbara iron ore which is set annually based on the first negotiated price between any of the world's largest steel mills and one of the world's three largest iron ore producers. The benchmark price for the year beginning in April 2007 has been set at a price that represents a 9.5% increase over the current price for iron ore.

         In addition to the Company's investment, Fortescue raised $2,051,000,000 of senior secured debt to fund the construction of the project. Fortescue is building a 260 kilometer railroad, a port and related port infrastructure at Port Hedland, Australia, as well as a crushing and screening plant, access roads and other infrastructure at the mine site. Construction on the rail, port, and mine site has begun and Fortescue has announced that it expects to begin shipping ore in 2008. The control budget for the infrastructure associated with the mine, rail and port, first published by Fortescue in April 2006, aggregates A$2,246,000,000 ($1,762,000,000 at exchange rates in effect on February 15, 2007).

Goober

       In April 2006, the Company acquired a 30% limited liability company interest in Goober for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober, on a secured basis, up to $80,000,000 to finance new rig equipment purchases and construction costs and to repay existing debt. In June 2006, the Company agreed to increase the secured credit facility amount to an aggregate of $126,000,000 to finance additional new rig equipment purchases and construction costs. As of December 31, 2006, the outstanding balance of the existing credit facility was $126,000,000. The Company's investment in Goober is classified as an investment in an associated company. From acquisition to December 31, 2006, Goober's revenues were $91,800,000 and its pre-tax income (excluding interest expense payable to the Company), was $27,300,000. After deducting depreciation and amortization related to purchase accounting adjustments, the Company's share of Goober's pre-tax earnings before intercompany interest was $2,000,000.

       In January 2007, the credit facility was further amended to increase the interest rate on the facility from LIBOR plus 2% to LIBOR plus 5%, and to provide Goober with an additional secured credit facility for up to $45,000,000 at an interest rate of LIBOR plus 10%. In addition, the Company increased its equity interest in Goober to 42% for an additional equity investment of $25,000,000. The additional funding was required primarily due to increased raw material and labor costs to construct the new rigs and working capital needs due to delays in rig construction.

       Goober is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to exploration and production companies in the Mid-Continent Region of the U.S., primarily in Oklahoma and Texas. Goober typically generates revenues through drilling contracts based on daily rates, footage (charged by depth of the well) or based on a turnkey contract (fixed price to drill a well). Goober supplies the drilling rig and all ancillary equipment and drilling personnel. Upon completion, a well is connected to the customer's rig pump, storage facility and eventually a pipeline. Goober's business is regionally concentrated with major independent and local oil and gas producers awarding business to Goober based on its quality of service, proximity to the well site and experience with the specific geological formation. Goober has been in business since 1991.

        As of December 31, 2006, Goober has 21 operating drilling rigs, 6 of which were built after April 2006. For these operating rigs, 16 are under contract for 1 to 3 year terms and 3 are "floaters" or rigs that are made available on the spot market and which generally command higher daily rates. In addition, the company has 13 rigs under construction and has committed to purchase an additional two rigs. For these 15 rigs that are not yet in operation, 10 are under contract for 1 to 3 year terms that will commence once the rigs are operational. Goober expects that the rigs currently under construction and the new rigs which have yet to be delivered will be operational by the middle of 2007.

CLC

       CLC is a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. It was a consolidated subsidiary of the Company from its acquisition in September 1999 until August 2005, at which time the Company sold a 70% interest to Inmet, a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN). Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.6% of Inmet's current outstanding common shares. Although the Inmet shares have registration rights, they may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee discussed below. The Inmet shares are reflected on the Company's consolidated balance sheet at their fair value on the date they were received of approximately $78,000,000; at December 31, 2006, the market value of the Inmet shares was $299,800,000. The Company retains a 30% interest in CLC.

        CLC entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2006, approximately $74,200,000 was outstanding under the senior secured credit facility and (euro)21,000,000 was outstanding under the senior secured bridge credit facility. The Company and Inmet have also committed to provide financing to CLC which is currently estimated to be (euro)156,000,000 ($205,000,000 at exchange rates in effect on February 15, 2007), of which the Company's share will be 30% ($26,100,000 of which has been loaned as of December 31, 2006).

       A May 2005 technical report prepared by Pincock, Allen & Holt, an independent engineering company, indicated proven and probable reserves at the Las Cruces deposit of approximately 16 million metric tons of copper ore at an average grade of 6.6% copper. The capital costs to build the project have been estimated at (euro)380,000,000 ($499,300,000 at exchange rates in effect on February 15, 2007), including working capital, land purchases, and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction, cost overruns and other financing costs. CLC expects to begin commercial production in early 2008 and reach full mine production in early 2009. Cash operating costs per pound of copper produced are expected to average (euro)0.39 per pound ($0.51 per pound) of copper produced. The project's capital and operating costs will be paid for in euros, while copper revenues during the life of the mine are currently based on the U.S. dollar. In order to minimize its exposure to currency fluctuations, CLC has entered into an agreement to swap (euro)171,000,000 of euro denominated debt into $215,000,000 of U.S. dollar denominated debt once construction of the mine is complete.

Other

       At December 31, 2006, the book value of the Company's equity investment in JPOF II, a registered broker-dealer, was $126,200,000. JPOF II is managed by Jefferies & Company, Inc., a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $26,200,000, $23,600,000 and $16,200,000, respectively, of pre-tax income from this investment under the equity method of accounting, all of which was distributed to the Company shortly after the end of each year. Over the seven years the Company has had the investment in JPOF II, the weighted average return on investment has been approximately 20%.

       In December 2001, the Company invested $50,000,000 in EagleRock, a limited partnership that invests and trades in securities and other investment vehicles. At December 31, 2006, the book value of the Company's equity investment in EagleRock was $60,400,000, which is net of aggregate distributions of $48,200,000 that were received during 2006 and $3,700,000 in 2004. The Company is currently in discussions with EagleRock as to the timing and manner in which the Company's remaining investment will be remitted by EagleRock to the Company. Pre-tax income (losses) of $16,400,000, $(28,900,000) and $29,400,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were recorded from this investment under the equity method of accounting.

        The Company has invested an aggregate of $50,000,000 in Wintergreen, a limited partnership that invests in domestic and foreign debt and equity securities. For the years ended December 31, 2006 and 2005, the Company recorded $11,000,000 and $500,000, respectively, of pre-tax income from this investment under the equity method of accounting. At December 31, 2006, the book value of the Company's investment in Wintergreen was $61,500,000.

       In January 2006, the Company invested $50,000,000 in Safe Harbor, a limited partnership which principally invests in the securities of Japanese public companies. Pre-tax losses of $7,600,000 were recorded during 2006 from this investment under the equity method of accounting. At December 31, 2006, the book value of the Company's investment in Safe Harbor was $42,400,000.

       In 2004, the Company invested $75,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. Under generally accepted accounting principles ("GAAP"), INTL is considered a variable interest entity and the Company is the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. The Company has included INTL in its Corporate segment. In December 2006, the Company redeemed $10,000,000 of its investment and has requested an additional redemption of $40,000,000 during the first quarter of 2007. The redemption in 2007 may result in the Company deconsolidating INTL and classifying its remaining investment as an investment in an associated company. For the years ended December 31, 2006, 2005 and 2004, the Company recorded pre-tax income relating to INTL of $5,100,000, $9,900,000 and $2,200,000, respectively. At December 31, 2006, the book value of the Company's investment in INTL was $92,200,000.

       The Company owns approximately 38% of the common stock of Light & Power Holdings Ltd., the parent company of The Barbados Light and Power Company Limited, the primary generator and distributor of electricity in Barbados. At December 31, 2006, the Company's investment of $18,800,000 was accounted for on the cost method of accounting, due to currency exchange restrictions and stock transfer restrictions.

       The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 15, 2007 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934): The FINOVA Group Inc. ("FINOVA") (25%), HomeFed (29.9%), International Assets Holding Corporation (17.4%) and Jordan Industries, Inc. ("JII") (10.1%). In addition to the Company's equity interests in Fortescue and Inmet discussed above, the Company also owns a 7.0% equity interest in JZ Equity Partners PLC, a British company traded on the London Stock Exchange.

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

        We are dependent on certain key personnel. We are dependent on the services of Ian M. Cumming and Joseph S. Steinberg, our Chairman of the Board and President, respectively. Messrs. Cumming's and Steinberg's employment agreements with us expire June 30, 2015. These individuals are also significant shareholders of our Company. As of February 15, 2007, Messrs. Cumming and Steinberg and their respective families (excluding certain private charitable foundations) beneficially owned approximately 11.6% and 12.8% of our outstanding common shares, respectively. Accordingly, Messrs. Cumming and Steinberg exert significant influence over all matters requiring approval by our shareholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

        We operate in a variety of industries and market sectors, certain of which may be more susceptible to economic downturns than others. The industries in which we operate may be subject to the effects of national or local economic cycles, increased competition and changes in demographic conditions, any of which may adversely affect our businesses and are beyond our control. Changes in economic conditions in the U.S. or internationally can cause fluctuation in prices and sales volumes which could adversely affect the Company's operating results. A worsening of general economic or market conditions may result in lower valuations for our businesses or investments or have a negative impact on the credit quality of our assets.

        Declines in the U.S. housing market could reduce revenues and profitability of the manufacturing businesses. Revenues at our manufacturing segments benefit from strong new housing starts and the strong home improvement market in the U.S. Declines in the U.S. housing market, resulting from local, regional, national or international economic changes, or from other factors, including increases in mortgage interest rate levels, have negatively impacted the revenues and profits of our manufacturing businesses, which could continue.

       We are subject to risks associated with increased volatility in raw material prices and availability of key raw materials. Idaho Timber and Conwed Plastics purchase significant amounts of raw materials from third parties for use in their operations. The price for polypropylene, the principal raw material used by Conwed Plastics, tends to fluctuate with the price of oil and as a result has risen significantly over the past couple of years. To the extent this trend continues and we are unable to pass these price increases to our customers, our results of operations will be negatively impacted. A significant portion of Idaho Timber's raw material purchases are from foreign suppliers, and the availability of that supply can be adversely impacted by trade disputes, or by the imposition of export tariffs on Canadian imports resulting from the Softwood Lumber Agreement between Canada and the U.S. In addition, raw material prices at Idaho Timber will not always rise and fall in proportion to selling prices of Idaho Timber's products, which can have a negative impact on operating results.

       From time to time we are subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations. The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position or liquidity. However, adverse determinations in specific legal matters could have a material impact on the Company's financial statements. See "Item 3, Legal Proceedings" for additional information.

       Premier is located in a geographic area subject to catastrophic storms, and it may not be able to purchase sufficient insurance coverage at an acceptable price. Subsequent to Hurricane Katrina, the availability of catastrophic insurance coverage was reduced and premiums increased significantly. If Premier is unable to purchase insurance coverage for catastrophic losses, the Company could suffer a material loss from a hurricane.

        Premier, as a debtor-in-possession, must obtain bankruptcy court approval for the conduct of its business and may not be successful in obtaining approval for its plan of reorganization or in obtaining the necessary funds to rebuild the Hard Rock Biloxi. If the bankruptcy court does not approve Premier's plan of reorganization, or otherwise provide Premier with access to insurance proceeds currently under the control of Premier's pre-petition bondholders in a timely manner, Premier will not be able to repair and rebuild the Hard Rock Biloxi or carry out its business plan in a timely manner, which would result in losses for the Company.

        Premier could encounter problems during reconstruction that could substantially increase the construction costs or delay the opening of the Hard Rock Biloxi. Reconstruction projects like the Hard Rock Biloxi are subject to significant development and construction risks, which can cause unanticipated cost increases and delays. These include, among others, shortages of materials and skilled labor; adverse weather which damages the project or causes delays; delays in obtaining or inability to obtain necessary permits, licenses and approvals, including alcoholic beverage licensing and gaming commission approval; changes in statutes, regulations, policies and agency interpretations of laws applicable to gaming projects; changes to the plans or specifications for Premier's rebuilding efforts; engineering problems; labor disputes and work stoppages; environmental issues; fire, flooding and other natural disasters; and geological, construction, excavation, regulatory and equipment problems.

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

       Delays in obtaining governmental authorizations could adversely affect the profitability of our real estate development projects. Our real estate development business requires numerous governmental approvals, licenses and permits, which we must obtain before we can begin development and construction. This approval process can be delayed by withdrawals or modifications of preliminary approvals, by litigation and appeals challenging development rights and by changes in prevailing local circumstances or applicable laws that may require additional approvals. Adverse regulatory changes or failure to obtain approvals could delay real estate development projects or make them more costly to complete.

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

       The Company's current and future investment in Sangart is subject to certain regulatory risks and costs, as well as risks associated with the operation of a new business without a proven track record. Sangart's clinical trials are expensive and time consuming, and Sangart cannot be certain that the results of its trials will be acceptable to the regulatory authorities or that they won't be required to conduct new or expanded trials. Sangart's activities are subject to extensive government regulation and Sangart cannot generate any revenue without regulatory approval of its products. Even if regulatory approvals are received, Sangart would be a new business and will be subject to all of the risks inherent in establishing a new business, in addition to the risks associated with establishing the appropriate infrastructure necessary to operate and manage the commercial exploitation of Sangart's products.

       Sangart's Hemospan product is subject to competition from other products under development. There are other companies developing products for the same market that Sangart is targeting, and if they are successful in bringing their product to market before Sangart it may significantly impair Sangart's ability to compete in the same market segment.

       Sangart's success depends on its ability to obtain, maintain and defend patent protection for its products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. The patent positions of biopharmaceutical companies, such as Sangart, are generally uncertain and involve complex legal and factual questions. If Sangart's intellectual property positions are challenged, invalidated, circumvented or expire, or if Sangart fails to maintain its third-party intellectual property licenses in good standing, its ability to successfully bring Hemospan to market would be adversely affected. There can be no guarantee that any of Sangart's pending patent applications will result in issued patents, or that any patents issued to Sangart or its licensors will not be challenged, circumvented or invalidated by third parties. If Sangart loses challenges to its intellectual property it could incur monetary liabilities, be required to enter into third-party licenses for the infringed product or technology (if available) or be required to cease using the technology or product in dispute.

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

        We could experience significant increases in operating costs due to competition for qualified personnel in our operating businesses. Our inability to attract and retain skilled personnel would make it difficult to compete and operate efficiently. Many of our operating businesses require skilled management and staff employees; we compete for their services with other companies.

        Our various businesses are dependent on the proper functioning of our information systems. Additionally, we rely on our information systems in managing our accounting and financial reporting. Hardware and software is protected by various forms and levels of security, and certain of our information technology functions have backup processing capabilities. However, these systems are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems are unavailable, it could temporarily impair our operations or our ability to maintain our accounting and financial reporting effectively.

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

        We may not be able to generate sufficient taxable income to fully realize our deferred tax asset. We and certain of our subsidiaries have significant net operating loss carryforwards ("NOLs") and other tax attributes. At December 31, 2006, we have recognized a deferred tax asset of $991,900,000 in respect of these tax attributes. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the deferred tax asset.

        Weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms could adversely affect our business. The occurrence of natural disasters may impact our wineries, real estate holdings, manufacturing and gaming operations, interfere with our ability to obtain raw materials, sell our products and provide service or realize income from our operations. Any shortage of reliable water and energy resources or a drop in consumer confidence in the dependability of such resources in areas where we operate or own land may adversely affect our business operations, the values of our properties and/or result in government restrictions that curtail operations.

        We may not be able to insure certain risks economically. We may experience economic harm if any damage to our properties is not covered by insurance. We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers or reinsurers will be financially viable if we make a claim. We may suffer losses that are not covered under our insurance or reinsurance policies. If an uninsured loss or a loss in excess of insured limits should occur, results of operations could be adversely affected.

        We may reduce or cease to pay dividends on our common shares. On a split adjusted basis, we paid cash dividends of $0.25 per common share in 2006 and $.125 per common share in 2005 and 2004. However, we cannot assure you that we will pay dividends on our common shares in the future or, if we do, the amount of such dividends. The payment of dividends on our common shares in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, the availability of our NOLs, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant. In connection with the declaration of dividends or the making of distributions on, or the purchase, redemption or other acquisition of our common shares, we are required to comply with certain restrictions contained in certain of our debt instruments.

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

       Through its various subsidiaries, the Company owns and utilizes office space in Salt Lake City, Utah for corporate and other activities (totaling approximately 31,800 square feet). Subsidiaries of the Company own facilities primarily used for plastics manufacturing located in Georgia, Virginia and Genk, Belgium (totaling approximately 457,300 square feet) and facilities and land in California and Oregon used for winery operations (totaling approximately 110,800 square feet and 396 acres, respectively).

       The Company and its subsidiaries lease numerous manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. A subsidiary of the Company also leases space in New York, New York for corporate and other activities (approximately 29,800 square feet). See Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings.
------   -----------------

       The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position or liquidity.

         The Company is a defendant in Special Situations Fund III, L.P., et al
v. Leucadia National Corporation, et al, a consolidated action involving a petition for appraisal and a class action pending in the Delaware Chancery Court related to our 2005 acquisition of the minority interest in MK Resources Company ("MK Resources"). The pending appraisal petition seeks a judicial determination of the fair value of approximately 3,979,400 shares of MK Resources' common stock as of August 19, 2005, the date of the merger of one of our subsidiaries into MK Resources. The class action complaint seeks compensatory damages in an unspecified amount, costs, disbursements and any further relief that the court may deem just and proper, and in the alternative, seeks rescissory damages, in each case taking into account the $1.27 per share consideration paid to the minority stockholders of MK Resources in the merger. Based on discovery to date, we understand that the plaintiffs believe that the fair value of each share of MK Resources common stock at the date of the merger ranged from $4.75 to $10.16 per share (with respect to a total of approximately 10,500,000 shares), while we believe that the fair value of each MK Resources share at that date was $0.57 per share.


         The trial in this case is currently scheduled for March 12-16, 2007. While there can be no assurance that the Company will prevail, the Company believes that the material allegations of the complaints are without merit and intends to defend these actions vigorously. While the Company does not believe it is probable that a loss will be incurred, if the Company is unsuccessful in this matter, an adverse determination could be material.

       From time to time in the future the Company may also be named as a defendant in other legal proceedings in the ordinary course of business which, if determined adversely, could result in material liabilities that would have a material adverse effect on our consolidated financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         Not applicable.

Item 10. Executive Officers of the Registrant.
-------  ------------------------------------

       All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of February 15, 2007, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:



Name                                Age              Position with Leucadia         Office Held Since
----                                ---              ----------------------         -----------------

Ian M. Cumming                       66              Chairman of the Board          June 1978
Joseph S. Steinberg                  63              President                      January 1979
Thomas E. Mara                       61              Executive Vice President       May 1980;
                                                        and Treasurer                  January 1993
Joseph A. Orlando                    51              Vice President and             January 1994;
                                                        Chief Financial Officer        April 1996
Barbara L. Lowenthal                 52              Vice President and             April 1996
                                                        Comptroller
Justin R. Wheeler                    34              Vice President                 October 2006


       Mr. Cumming has served as a director and Chairman of the Board of the Company since June 1978 and as Chairman of the Board of FINOVA since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of HomeFed since May 1999. He is also a member of Premier's Board of Managers since April 2006. Mr. Cumming is also an alternate director of Fortescue should Mr. Steinberg be unavailable to vote on Fortescue board matters.

       Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of JII since June 1988, HomeFed since August 1998 (Chairman since December 1999) and FINOVA since August 2001. He is also a member of Premier's Board of Managers since April 2006. He has served as a director of Fortescue since August 2006.

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

       Mr. Wheeler joined the Company in March 2000, and has served in a variety of capacities in the Company's subsidiaries and as Vice President of the Company since October 2006.

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------  ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities.
         --------------------------------------

       The common shares of the Company are traded on the NYSE under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.

                                                             Common Share
                                                             ------------
                                                     High                 Low
                                                     ----                 ---

         2005
         ----
         First Quarter                              $23.33              $16.20
         Second Quarter                              20.61               16.46
         Third Quarter                               22.46               18.90
         Fourth Quarter                              24.64               20.05

         2006
         ----
         First Quarter                              $29.93              $23.26
         Second Quarter                              32.62               27.67
         Third Quarter                               29.31               25.07
         Fourth Quarter                              29.35               25.52

         2007
         ----
         First Quarter (through February 15, 2007)  $28.75              $26.52


       As of February 15, 2007, there were approximately 2,684 record holders of the common shares.

       On a split adjusted basis, the Company paid cash dividends of $0.25 per common share in 2006 and $.125 per common share in 2005 and 2004. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

The Company's purchases of its common shares during the fourth quarter of 2006 were as follows:


                                   ISSUER PURCHASES OF EQUITY SECURITIES

                                                                        Total Number of
                                                                       Shares Purchased      Approximate
                                                                          as Part of       Dollar Value of
                                                                           Publicly        Shares that May
                                         Total Number      Average      Announced Plans    Yet Be Purchased
                                          of Shares      Price Paid           or           under the Plans
                                        Purchased (1)     Per Share        Programs          or Programs
                                        -------------     ---------        ---------         -----------

  December 1 to December 31                    5,526         $27.81            --            $     --
                                       -------------                        ---------


  Total                                        5,526                           --
                                       =============                        =========



 (1) Consists of common shares received from an employee to exercise stock options. Shares were valued at the market price at the date of the option exercise.

         The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. At December 31, 2006, the Company is authorized to repurchase 1,452,393 common shares.

Equity Compensation Plan Information

       The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2006. All outstanding awards relate to the Company's common shares.


                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                  Number of securities            Weighted-average           under equity
                                    to be issued upon            exercise price of        compensation plans
                            exercise of outstanding options,    outstanding options,     (excluding securities
                                   warrants and rights          warrants and rights    reflected in column (a))
Plan Category                            (a)                            (b)                       (c)
-------------                -------------------------------    --------------------   -----------------------

Equity compensation
  plans approved by
  security holders                         6,658,250                   $25.87                    1,516,150

Equity compensation
  plans not approved
  by security holders                         --                          --                         -
                                           ---------                   ------                    ---------

Total                                      6,658,250                   $25.87                    1,516,150
                                           =========                   ======                    =========

Stockholder Return Performance Chart
------------------------------------

       Set forth below is a chart comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor's 500 Stock Index, the Standard & Poor's 500 Telecommunication Services Sector Index (our previous industry index) and the Standard & Poor's 1500 Industrial Conglomerates Index (our new industry index) for the period commencing December 31, 2001 to December 31, 2006. Index data was furnished by Standard & Poor's Compustat Services, Inc. We no longer will use the Standard & Poor's 500 Telecommunication Services Sector Index because we no longer own any significant telecommunications assets and instead will use the S&P 1500 Industrial Conglomerates Index as we believe it is more representative of our current operations. The chart assumes that $100 was invested on December 31, 2001 in each of our common stock, the S&P 500 Index, the S&P Telecommunication Services Sector Index and the S&P 1500 Industrial Conglomerates Index and that all dividends were reinvested.

                          Total Return To Shareholders
                      (Includes reinvestment of dividends)

                                                                             ANNUAL RETURN PERCENTAGE
                                                                                   Years Ending
                                                               -------------------------------------------------------

Company / Index                                                   Dec02       Dec03       Dec04       Dec05      Dec06
-----------------------------------                            ---------    --------     ------      ------    -------
Leucadia National Corp                                            30.10       24.23       51.53        3.00      19.89
S&P 500 Index                                                    -22.10       28.68       10.88        4.91      15.79
S&P 1500 Industrial Conglomerates                                -40.24       34.88       19.15       -3.70       8.69
S&P 500 Telecommunication Services                               -34.11        7.08       19.85       -5.63      36.80

                                                                                  INDEXED RETURNS
                                                                                    Years Ending
                                                ----------------------------------------------------------------------
                                                    Base
                                                  Period
Company / Index                                    Dec01          Dec02       Dec03       Dec04       Dec05      Dec06
-----------------------------------             -----------    ---------    --------     ------      ------    -------
Leucadia National Corp                              100          130.10      161.62      244.91      252.26     302.43
S&P 500 Index                                       100           77.90      100.25      111.15      116.61     135.03
S&P 1500 Industrial Conglomerates                   100           59.76       80.60       96.04       92.49     100.52
S&P 500 Telecommunication Services                  100           65.89       70.56       84.57       79.81     109.18


Item 6.  Selected Financial Data.
------   -----------------------

       The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.


                                                                                  Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                              2006            2005          2004          2003           2002
                                                              ----            ----          ----          ----           ----
                                                                          (In thousands, except per share amounts)


SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)                              $   862,672    $   689,883    $  379,566   $  242,614     $  235,157
Expenses                                                       728,852        555,448       272,742      248,525        274,301
Income (loss) from continuing operations before income
  taxes, minority expense of trust preferred securities
  and equity in income (losses) of associated companies        133,820        134,435       106,824       (5,911)       (39,144)
Income from continuing operations before minority
  expense of trust preferred securities and equity in
  income (losses) of associated companies (c)                   92,049      1,265,473       127,368       28,456        104,931
Minority expense of trust preferred securities, net of
  taxes                                                          --             --             --         (2,761)        (5,521)
Equity in income (losses) of associated companies, net
  of taxes                                                      37,720        (45,133)       76,479       76,947         54,712
Income from continuing operations                              129,769      1,220,340       203,847      102,642        154,122
Income (loss) from discontinued operations, including
  gain on disposal, net of taxes                                59,630        415,701       (58,347)      (5,588)         7,501
    Net income                                                 189,399      1,636,041       145,500       97,054        161,623


                                                                                  Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                              2006            2005          2004          2003           2002
                                                              ----            ----          ----          ----           ----
                                                                          (In thousands, except per share amounts)

Per share:
  Basic earnings (loss) per common share:
   Income from continuing operations                            $  .60         $ 5.66         $ .96        $ .56          $ .93
   Income (loss) from discontinued operations,
    including gain on disposal                                     .28           1.93          (.28)        (.03)           .04
                                                                ------         ------         -----        -----          -----
      Net income                                                $  .88         $ 7.59         $ .68        $ .53          $ .97
                                                                ======         ======         =====        =====          =====

  Diluted earnings (loss) per common share:
   Income from continuing operations                            $  .60         $ 5.34         $ .93        $ .55          $ .92
   Income (loss) from discontinued operations,
    including gain on disposal                                     .25           1.80          (.26)        (.03)           .04
                                                                ------         ------         -----        -----          -----
      Net income                                                 $ .85         $ 7.14         $ .67        $ .52          $ .96
                                                                ======         ======         =====        =====          =====


                                                                                  At Ended December 31,
                                                            --------------------------------------------------------------------
                                                              2006            2005          2004          2003           2002
                                                              ----            ----          ----          ----           ----
                                                                          (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
  Cash and investments                                    $ 2,657,021     $ 2,687,846    $ 2,080,309  $  1,403,619   $  1,043,471
  Total assets                                              5,303,824       5,260,884      4,800,403     4,397,164      2,541,778
  Debt, including current maturities                        1,159,461       1,162,382      1,131,922       682,135        233,073
  Customer banking deposits                                    --               --            24,591       145,532        392,904
  Shareholders' equity                                      3,893,275       3,661,914      2,258,653     2,134,161      1,534,525
  Book value per common share                                  $18.00          $16.95         $10.50        $10.05         $ 8.58
  Cash dividends per common share                              $  .25          $  .13         $  .13        $  .08         $  .08

(a) Subsidiaries are reflected above as consolidated entities from the date of acquisition as follows: Sangart, November 2005; and Idaho Timber, May 2005. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

(b) Includes net securities gains (losses) of $117,159,000, $208,816,000, $136,564,000, $9,928,000, and $(37,066,000) for the years ended December
     31, 2006, 2005, 2004, 2003 and 2002, respectively.

(c) During 2005, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. As a result of the favorable resolution of various state and federal income tax contingencies, the income tax provision reflects a benefit of approximately $8,000,000 for 2006, $27,300,000 for 2004, $24,400,000 for 2003, and
     $120,000,000 for 2002.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations.
         ----------------------

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

Liquidity and Capital Resources
                                      28

Parent Company Liquidity

       Leucadia National Corporation (the "Parent") is a holding company whose assets principally consist of the stock of its direct subsidiaries, cash and cash equivalents and other non-controlling investments in debt and equity securities. The Parent continuously evaluates the retention and disposition of its existing operations and investments and investigates possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible. Its principal sources of funds are its available cash resources, liquid investments, bank borrowings, public and private capital market transactions, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its subsidiaries.

        In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of December 31, 2006, the sum of these amounts aggregated $2,657,000,000. However, since $422,600,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $2,234,400,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities. The investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

        The Parent's only long-term cash requirement is to make principal payments on its long-term debt ($923,200,000 principal outstanding as of December 31, 2006), of which $475,000,000 is due in 2013, $350,000,000 is due in
2014 and $98,200,000 is due in 2027. Historically, the Parent has used its available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this Report, the timing of any future investments and the cost can not be predicted. Should the Company require additional liquidity for an investment or any other purpose, the Parent also has an unsecured bank credit facility of $100,000,000 that matures in 2011 and bears interest based on the Eurocurrency Rate or the prime rate. No amounts are currently outstanding under the bank credit facility. In addition, based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. The Parent's senior debt obligations are rated two levels below investment grade by Moody's Investors Services and Standard & Poor's, and one level below investment grade by Fitch Ratings. Ratings issued by bond rating agencies are subject to change at any time.

       The Company and Jefferies & Company, Inc. ("Jefferies") have entered into an agreement to expand and restructure the Company's equity investment in JPOF II, one of several entities managed by Jefferies that invests capital in Jefferies' high yield trading business. Pursuant to an executed agreement, the Company would increase its investment to $600,000,000 (requiring up to an additional estimated $500,000,000 in cash), Jefferies would increase its investment to the same level as the Company, and this new venture would provide for additional capital investments from passive investors of up to $800,000,000 in the aggregate over time. Jefferies will also receive additional securities in the new venture entitling it to 20% of the profits. Jefferies and the Company would each have the right to nominate two of a total of four directors to the new venture's board, and each would own 50% of the voting securities. The new venture will be a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities formerly conducted by Jefferies, including bank debt, post-reorganization equity, equity, equity derivatives, credit default swaps and other financial instruments. It will commit capital to the market by making markets in high yield and distressed securities and will invest in and provide research coverage on these types of securities. Commencement of the investment is subject to the receipt of regulatory approvals and certain other matters.

      The Company is currently considering raising approximately $500,000,000 in debt financing through a private placement of its senior notes. The senior notes are expected to have substantially similar terms to its existing series of 7% Senior Notes due 2013 other than the interest rate, call features and maturity date, which is currently expected to be ten years from issuance. The net proceeds from the senior notes financing, if completed, would be used in part to fund a portion of the additional investment described above, with the balance to be used for general corporate purposes, which may include working capital, acquisitions, or other investment opportunities. The decision to proceed with the private placement of new senior notes will be subject to market and other conditions and available pricing. The senior notes, if issued, have not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

        In February 2006, Square 711, a 90% owned subsidiary of the Company, completed the sale of 8 acres of unimproved land in Washington, D.C. The Company received net cash proceeds of approximately $75,700,000, and recorded a pre-tax gain of $48,900,000.

        In July 2006, the Company sold Symphony to RehabCare Group, Inc., for approximately $107,000,000. After satisfaction of Symphony's outstanding credit agreement by the buyer ($31,700,000 at date of sale) and certain sale related obligations, the Company realized net cash proceeds of $62,300,000 and recorded a pre-tax gain on sale of discontinued operations of $53,300,000.

        In September 2006, the Company sold ATX to Broadview Networks Holdings, Inc. for aggregate cash consideration of approximately $85,700,000, and recorded a pre-tax gain on sale of discontinued operations of $41,600,000.

        In the second quarter of 2006, the Company acquired a 30% limited liability company interest in Goober for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober, on a secured basis, up to $126,000,000 (all of which was loaned at December 31, 2006) to finance new rig equipment purchases and construction costs and to repay existing debt. In January 2007, the loan facility was further amended to increase the interest rate on the facility to LIBOR plus 5%, and to provide Goober with an additional secured credit facility for up to $45,000,000 at an interest rate of LIBOR plus 10%. In addition, the Company increased its equity interest in Goober to 42% for an additional equity investment of $25,000,000. The additional funding was required primarily due to increased raw material and labor costs to construct the new rigs and working capital needs due to delays in rig construction. The Company's investment in Goober is classified as an investment in an associated company.

        During 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 46% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000, and has made an $8,100,000 12% loan to Premier that matures in May 2007. All of Premier's equity interests are pledged to secure repayment of the Premier Notes with an outstanding principal amount of $160,000,000. In addition, the Company agreed to provide up to $40,000,000 of construction financing to Premier's general contractor by purchasing the contractor's receivables from Premier if the receivables are more than ten days past due ($11,300,000 is outstanding at December 31, 2006). At acquisition, the Company consolidated Premier as a result of its controlling voting interest.

       Premier owns the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which was severely damaged by Hurricane Katrina and which is currently being rebuilt. Prior to Hurricane Katrina, Premier purchased a comprehensive blanket insurance policy providing up to $181,100,000 in coverage for damage to real and personal property, including business interruption coverage. Premier has received payments from various insurance carriers aggregating $160,900,000 with respect to $168,200,000 face amount of coverage; the remaining $12,900,000 face amount of coverage has not been settled and is currently in litigation. All insurance settlements have been placed on deposit into restricted accounts under the control of the indenture trustee of the Premier Notes. Premier believes that the funds in the restricted accounts together with permitted equipment financing will be sufficient to rebuild the Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina.

       On September 19, 2006, Premier and its subsidiary filed voluntary petitions for reorganization under chapter 11 of title 11 of the Bankruptcy Code. Premier filed its petitions in order to seek the Court's assistance in gaining access to Hurricane Katrina-related insurance proceeds which had been denied to Premier by its pre-petition secured bondholders. Premier continues to operate its business as "debtors in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company deconsolidated Premier effective with the filing of the voluntary petitions, and has classified its net investment in Premier as an investment in an associated company ($125,600,000 as of December 31, 2006, including all loans and equity interests). The Company has also committed to provide up to $180,000,000 to finance Premier's plan of reorganization, which would principally be used to pay-off the Premier Notes. Upon its emergence from bankruptcy proceedings, the Company expects that Premier will be accounted for as a consolidated subsidiary.

       Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The threat of hurricanes remains a risk to the existing facilities and to the new casino, which will be constructed over water on concrete pilings that will greatly improve the structural integrity of the facility. In July 2006, Premier purchased a new insurance policy providing up to $149,300,000 in coverage for damage to real and personal property and up to the lesser of six months or $30,000,000 of business interruption and delayed opening coverage. The coverage is syndicated through several insurance carriers, each with an A.M. Best rating of A- (Excellent) or better. The policy provides coverage for the existing structures, as well as for the repair and rebuild of the hotel, low rise building and parking garage and the construction of the new casino.

       Although the insurance policy is an "all risk" policy, weather catastrophe occurrence ("WCO"), which is defined to include damage caused by a named storm, is limited to $50,000,000 with a deductible equal to the greater of $7,000,000 or 5% of total insured values at risk. WCO coverage is subject to mandatory reinstatement of coverage for an additional pre-determined premium.

        Premier's current insurance policy expires in July 2007; Premier expects it will purchase new insurance coverage that will be in effect for the balance of the 2007 hurricane season. Premiums for WCO policies have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events. Premier cannot currently estimate how much insurance will be available to it at an acceptable premium.

       The Company invested $408,000,000 in Fortescue's Pilbara iron ore and infrastructure project in Western Australia, including expenses. In exchange for its cash investment, the Company received 26,400,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a 13 year, $100,000,000 note of FMG. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas only. The note is unsecured and subordinate to the project's senior secured debt. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction. At the date of acquisition, the Company's investment in Fortescue's common shares was recorded at its aggregate fair value, based on the closing price of Fortescue's common shares on that date. Subsequent to acquisition, the Company's investment in the Fortescue common shares are classified as a non-current available for sale investment and carried at market value as of each balance sheet date. At December 31, 2006, the market value of the Fortescue common shares was $276,300,000.

        For accounting purposes, the Company bifurcated its remaining Fortescue investment into a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 has been classified with other non-current assets, and will be amortized to expense as the 4% of revenue is earned.

        Over the past few years, the Company has invested in various limited partnerships or limited liability companies that are engaged in investing and/or securities transactions activities. These investments include Safe Harbor ($50,000,000 invested in 2006) and Wintergreen (a total of $50,000,000 invested during 2005 and 2006), each of which is classified as an investment in associated companies.

        In January 2007, the Company entered into an agreement to acquire a 75% interest in the telecommunications business of Telco Group, Inc. ("Telco") for $120,000,000 in cash, subject to working capital adjustments. Consummation of the transaction, which is subject to customary closing conditions including receipt of regulatory approvals, is expected to occur during the first half of 2007. Telco, which operates under the brand name STi Prepaid and variations thereof, is a provider of international prepaid phone cards, prepaid wireless and other telecommunications services in the U.S.

        The Company and certain of its subsidiaries have substantial NOLs and other tax attributes. The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward. For more information about the NOLs and other tax attributes, see Note 16 of Notes to Consolidated Financial Statements.

        As of February 15, 2007, the Company is authorized to repurchase 1,452,393 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. Except in connection with employees using common shares to pay the exercise price of employee stock options, the Company has not repurchased any common shares during the three year period ended December 31, 2006.

Consolidated Statements of Cash Flows

        As discussed above, the Company relies on the Parent's available liquidity to meet its short-term and long-term needs, and to make acquisitions of new businesses and investments. Except as otherwise disclosed herein, the Company's operating businesses do not generally require material funds from the Parent to support their operating activities, and the Parent does not depend on positive cash flow from its operating segments to meet its liquidity needs. The components of the Company's operating businesses and investments change frequently as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a material impact on the Company's consolidated statements of cash flows in any one period. Further, the timing and amounts of distributions from certain of the Company's investments in partnerships accounted for under the equity method are generally outside the control of the Company. As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

        Net cash provided by operating activities decreased by $229,600,000 in 2006 as compared to the prior year, due principally to no 2006 cash flows from WilTel, which was sold in December 2005, reduced distributions of earnings from associated companies, reduced funds generated from activity in the trading portfolio, payment of incentive compensation and increased defined benefit pension plan contributions. In addition, funds provided by operating activities during 2006 reflect a $19,400,000 use of funds by Sangart, a development stage company which became a subsidiary in November 2005. During 2006, cash provided by operating activities reflect the collection of the balance of certain receivables from AT&T Inc. ($198,500,000). The AT&T receivables resulted from a termination agreement entered into between WilTel and its largest customer during 2005; however, these receivables were not included with the assets purchased by Level 3. WilTel's cash flow from operating activities for the 2005 period prior to its sale was $278,500,000. In 2006, distributions from associated companies principally include earnings distributed by EagleRock ($48,200,000) and JPOF II ($23,600,000). In 2005, distributions from associated companies principally resulted from JPOF II ($16,200,000) and the sale of Union Square, two entities in which the Company had non-controlling equity interests. In May 2005, these entities sold their respective interests in an office complex located on Capitol Hill in Washington, D.C.; the Company's share of the net proceeds was $73,200,000. Contributions to the defined benefit pension plans were $50,100,000 in 2006 as compared to $21,800,000 in 2005. The current status of the Company's frozen defined benefit pension plans is more fully discussed below.

        Net cash provided by operating activities increased by $252,700,000 in 2005 as compared to 2004, due principally to increased distributions of earnings from associated companies, a decrease in the size of the Company's investment in its trading portfolio and increased cash flow from the Company's operating units, principally WilTel and the manufacturing businesses. The increased cash flow from the Company's manufacturing units reflects the 2005 acquisition of Idaho Timber, and increased revenues at Conwed Plastics resulting from an acquisition and growth in most of its markets. The increased distributions from associated companies principally resulted from the proceeds received from Union Square, which is discussed above. WilTel's cash flow from operating activities (which increased by $67,100,000 in 2005 as compared to 2004) did not increase the liquidity available to the Parent (as defined above), since WilTel's debt agreements prohibited the payment of dividends.

        Net cash flows used for investing activities were $186,200,000 in 2006 and $16,700,000 in 2004; net cash flows provided by investing activities were $22,600,000 in 2005. As a result of the sale of WilTel, the Company's use of funds for property, equipment and leasehold improvements declined significantly in 2006; funds used for WilTel's acquisition of property, equipment and leasehold improvements totaled $96,100,000 in 2005 and $73,200,000 in 2004. During 2006, funds provided by the disposal of real estate and other assets include the sales of Square 711 discussed above, and two associated companies. The Company received aggregate cash proceeds of $56,400,000 from the sale of its equity interest in and loan repayment by two associated companies and recorded a pre-tax gain totaling $27,500,000, which is reflected in investment and other income. During 2004, funds provided by the disposal of real estate and other assets include the sales of corporate aircraft ($38,800,000) and two Florida residential lot development projects ($56,700,000) that have been substantially completed. Pursuant to the indenture governing the Premier Notes, Premier was required to put insurance proceeds it collected into restricted accounts, which is the principal reason for the net change in restricted cash during 2006. Premier cash flow activity is reflected in the Company's 2006 consolidated statement of cash flows only during the period it was a consolidated subsidiary (April through September 2006).

        During the 2006 period, proceeds from the disposal of discontinued operations net of expenses and cash sold principally reflect the sales of Symphony ($62,900,000) and ATX ($74,300,000), net of a payment that resolved WilTel's working capital adjustment ($27,000,000). During 2005, proceeds from the disposal of discontinued operations net of expenses and cash sold principally reflect the sales of WilTel ($357,100,000) and the Waikiki Beach hotel ($95,200,000). During 2006, acquisitions, net of cash acquired principally include Premier ($105,700,000); during 2005, acquisitions, net of cash acquired principally include ATX ($12,500,000), Idaho Timber ($133,500,000) and NSW, LLC U.S. ("NSW"), an acquisition by Conwed Plastics ($26,600,000). During 2004, net cash provided from principal collections on loan receivables and from the sale of substantially all of the Company's remaining consumer loan portfolio aggregated $199,000,000; as discussed below, banking and lending operations have been in run-off for the past few years. Investments in associated companies include Goober ($188,000,000), Safe Harbor ($50,000,000), Wintergreen ($30,000,000), CLC ($12,100,000) and Premier ($9,000,000) in 2006, Wintergreen
($20,000,000) in 2005 and Pershing Square, L.P. ("Pershing") ($50,000,000) in
2004.

        Net cash used for financing activities was $5,200,000 in 2006 and $442,700,000 in 2005. During 2005, funds were used to retire customer banking deposits of the banking and lending operations as they became due and the remaining deposits were sold. Issuance of long-term debt during 2006 and 2005 principally relates to repurchase agreements, which are discussed below. The reduction of long-term debt during 2006 includes the repayment of debt of Square 711 ($32,000,000), which was sold, and the maturity of the Company's 7 7/8% Senior Subordinated Notes ($21,700,000). The reduction of long-term debt during 2005 includes the repayment of $442,500,000 of debt of operations sold (WilTel and Waikiki Beach hotel) and the maturity of the Company's 8 1/4% Senior Subordinated Notes ($19,100,000).

        During 2004, net cash provided by financing activities was $220,500,000. Funds were used to retire customer banking deposits of the banking and lending operations as they became due. In 2004, the Company sold $100,000,000 principal amount of its 7% Senior Notes and $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes. Proceeds received from the sale of all the Notes can be used by the Company for investing or general corporate purposes. Issuance of common shares for all periods presented principally reflects the exercise of employee stock options and, in 2004, the exercise of warrants to purchase common shares.

        Debt due within one year includes $181,800,000 and $92,100,000 as of December 31, 2006 and December 31, 2005, respectively, relating to repurchase agreements of one of the Company's subsidiaries. These fixed rate repurchase agreements have a weighted average interest rate of approximately 5.3%, mature at various dates through June 2007 and are secured by non-current investments with a carrying value of $182,900,000 at December 31, 2006.

        During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft, of which $41,300,000 is currently outstanding. Capital leases of another subsidiary aggregating $9,400,000 consist of a sale-leaseback transaction related to other corporate aircraft. The Parent company has guaranteed these financings.

        The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness and Funded Debt (as such terms are defined in the agreements). In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. The Company is in compliance with all of these restrictions, and the Company has the ability to incur additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions. Certain of the debt instruments of subsidiaries of the Company require that collateral be provided to the lender; principally as a result of such requirements, the assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $247,500,000 at December 31, 2006. For more information, see Note 12 of Notes to Consolidated Financial Statements.

        As shown below, at December 31, 2006, the Company's contractual cash obligations totaled $1,756,719,000.


                                                                       Payments Due by Period (in thousands)
                                                 ---------------------------------------------------------------------
                                                              Less than 1
Contractual Cash Obligations                      Total          Year          1-3 Years     4-5 Years    After 5 Years
----------------------------                      -----          ----          ---------     ---------    -------------

Long-term debt                                   $1,159,461      $184,815    $   8,630       $  37,025     $  928,991
Estimated interest expense on long-term
  debt                                              513,945        61,750      120,262         117,525        214,408
Estimated payments related to derivative
  financial instruments                              19,257         5,646       10,421           3,190            --
Planned funding of pension and
  postretirement obligations                         44,074           405       38,562             795          4,312
Operating leases, net of  sublease
  income                                             19,482         3,658        5,673           3,662          6,489
Asset purchase obligations                              500           282          218            --             --
                                                 ----------      --------    ---------       ---------     ----------
Total Contractual Cash Obligations               $1,756,719      $256,556    $ 183,766       $ 162,197     $1,154,200
                                                 ==========      ========    =========       =========     ==========

        The estimated interest expense on long-term debt includes estimated interest related to variable rate debt which the Company determined using rates in effect at December 31, 2006. Estimated payments related to a currency swap agreement are based on the currency rate in effect at December 31, 2006. Amounts related to the Company's consolidated pension liability ($40,400,000) are included in the table primarily during the 1-3 year period; however, the exact timing of the cash payments is uncertain.

        At December 31, 2006, the Company had recorded a liability of $40,400,000 on its consolidated balance sheet for its unfunded defined benefit pension plan obligations. This amount represents the difference between the present value of amounts owed to current and former employees (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in these plans have been frozen, future changes to the benefit obligation are expected to principally result from benefit payments, differences between actuarial assumptions and actual experience and interest rates.

        During 2006, the Company contributed $50,100,000 to these plans, and expects to make substantial additional contributions to the segregated trust accounts in the future to reduce its plan liabilities and reduce administrative and insurance costs associated with the plans. The tax deductibility of these contributions is not a primary consideration, principally due to the availability of the Company's NOLs to otherwise reduce taxable income. The timing and amount of additional contributions are uncertain; however, the Company believes it will make substantial additional contributions over the next few years to reduce, but not to entirely eliminate, its defined pension benefit plan liability.

        The Company maintained defined benefit pension plans covering certain operating units prior to 1999, and WilTel also maintained defined pension benefit plans that were not transferred in connection with the sale of WilTel. As of December 31, 2006, certain amounts for these plans are reflected separately in the table below (dollars in thousands):


                                                                         The Company's         WilTel's
                                                                            Plans              Plans
                                                                            -----              -----

Projected benefit obligation                                               $54,876           $ 176,724
Funded status - balance sheet liability at December 31, 2006                 7,223              33,134
Deferred losses included in other comprehensive income                      19,053              24,294
Discount rate used to determine the projected benefit obligation             4.90%               5.70%

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

        These discount rates will be used to determine pension expense in 2007. Holding all other assumptions constant, a 0.25% change in these discount rates would affect pension expense by $600,000 and the benefit obligation by $9,300,000.

         The deferred losses in other comprehensive income primarily result from changes in actuarial assumptions, including changes in discount rates, changes in interest credit rates and differences between the actual and assumed return on plan assets. Deferred losses are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year; such amount aggregated $20,200,000 at December 31, 2006 for all plans. A portion of these excess deferred losses will be amortized to expense during 2007, based on an amortization period of twelve years.

        The assumed long-term rates of return on plan assets are based on the investment objectives of the specific plan, which are more fully discussed in
Note 17 of Notes to Consolidated Financial Statements. Differences between the actual and expected rates of return on plan assets have not been material.

Off-Balance Sheet Arrangements

        At December 31, 2006, the Company's off-balance sheet arrangements consist of guarantees and letters of credit aggregating $61,600,000. Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2006, the amount of outstanding bonds was $18,300,000, $16,100,000 of which expires in 2007, $800,000 in 2008, $100,000 in 2009 and the remainder in 2010. Subsidiaries of the Company have outstanding letters of credit aggregating $12,700,000 at December 31, 2006, principally to secure various obligations. Substantially all of these letters of credit expire before 2009.

        As discussed above, the Company has also guaranteed 30% of the amounts outstanding under CLC's $240,000,000 senior secured credit facility and CLC's
(euro)69,000,000 senior secured bridge credit facility. At December 31, 2006, $74,200,000 was outstanding under the senior secured credit facility and
(euro)21,000,000 was outstanding under the senior secured bridge credit facility; as a result, the Company's outstanding guaranty at that date was $22,300,000 and (euro)6,300,000 ($8,300,000 at exchange rates in effect on
February 15, 2007), respectively.

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

        During 2005, the Company's projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized is strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31, 2006, the balance of the deferred valuation allowance was approximately $911,800,000.

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

        The Company did not recognize any impairment losses on long-lived assets during 2006; however, during 2005 an impairment loss of $42,400,000 was recorded to reduce the carrying amount of WilTel's former headquarters facility to its estimated fair value in connection with the sale of WilTel to Level 3 (classified with gain on disposal of discontinued operations). WilTel's former headquarters building, including the adjacent parking garage, was not included in the sale to Level 3 and has been retained by the Company. The Company concluded that the change in the manner in which the asset was being used, from a headquarters facility of an operating subsidiary to a property held for investment, was a change in circumstances which indicated that the carrying amount of the facility might not be recoverable.

       Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

        The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $12,900,000, $12,200,000 and $4,600,000 for the years ended
December 31, 2006, 2005 and 2004, respectively.

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

        Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of December 31, 2006, the Company's accrual for contingent losses was not material.

Results of Operations

Manufacturing - Idaho Timber

        Revenues and other income for Idaho Timber for the year ended December 31, 2006 and from the date of acquisition (May 2005) through December 31, 2005 were $345,700,000 and $239,000,000, respectively; gross profits were $30,000,000 and $22,000,000, respectively; salaries and incentive compensation expenses were $9,400,000 and $6,300,000, respectively; depreciation and amortization expenses were $4,900,000 and $4,200,000, respectively; and pre-tax income was $12,000,000 and $8,200,000, respectively.

       Idaho Timber's revenues weakened during 2006, reflecting lower average selling prices and reduced shipment volume. This decline was principally due to weakening demand resulting from reductions in housing starts and the abundant supply of lumber in the marketplace. In October 2006, the trade dispute between the U.S. and Canada over Canadian lumber imports was resolved and a new Softwood Lumber Agreement became effective that restricts and imposes a tax on Canadian lumber imports. Prior to the effective date of that agreement, imports from Canada increased, which added to the oversupply in the market.

        While raw material costs, the largest component of cost of sales (approximately 84% of cost of sales), declined during 2006 due to the continued decline in market conditions and the diminished uncertainty concerning the impact of the Softwood Lumber Agreement, this reduction lagged behind the reduction in selling prices. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. During 2006, spreads compressed negatively impacting gross profit and pre-tax results. With the continued oversupply in the market, Idaho Timber intends to continue to focus on developing new higher margin products, diversifying its supply chain, improving cost control and solidifying customer and supplier relationships, in an effort to maximize gross margins and pre-tax results.

Manufacturing - Conwed Plastics

        Pre-tax income for Conwed Plastics was $17,900,000, $14,200,000 and $7,900,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Its manufacturing revenues were $106,300,000, $93,300,000 and $64,100,000, and gross profits were $34,400,000, $28,900,000 and $19,000,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues increased by 14% in 2006, 46% in 2005 and 20% in 2004, each as compared to the prior year.

       The increase in revenues in 2006 reflects $5,400,000 of increased revenues from the acquisitions of NSW in February 2005 and Polynet in May 2006, which increased the segment's product offerings and customer base. In addition, 2006 revenues reflect increases in the erosion control, carpet cushion and turf reinforcement markets, partially reduced by a decline in the consumer products market due to lower demand for certain products. These changes result from a variety of factors including the impact of price increases implemented in 2005, increased road construction and using a new distributor for certain products. While the carpet cushion market continued to benefit from the previously strong housing market through the first half of 2006, it experienced a reduction in sales volume during the second half of the year resulting from a slowdown in housing starts.

       The increase in revenues in 2005 as compared to 2004 reflects NSW's revenues since acquisition of $17,500,000, and increases in most of the segment's markets. Sales increases resulted from a variety of factors including the strong housing market, new products developed late in 2004, and the impact of price increases implemented during the second half of 2004 and in the first and fourth quarters of 2005.

        Raw material costs increased by approximately 4% in 2006 as compared to 2005, and 19% in 2005 as compared to 2004; however, the segment was able to increase selling prices in most markets, which, along with increased sales and production volumes, resulted in greater gross margins in each period as compared to the immediately preceding period. The primary raw material in Conwed Plastics' products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil. There is relatively little direct labor or other raw material costs in the products. In addition to managing resin purchases, Conwed Plastics also has initiatives to reduce and/or reuse scrap, thereby increasing raw material utilization.

       In addition, gross margin and pre-tax results for 2006 reflect $1,100,000 of greater amortization expense on intangible assets resulting from acquisitions and depreciation expense. Pre-tax results for 2006 also reflect $1,900,000 of higher salaries and incentive compensation expense than 2005, due principally to greater pre-tax profits and increased headcount.

        In 2005, gross margins and pre-tax results reflect $1,300,000 of greater amortization expense on intangible assets resulting from acquisitions as compared to 2004. In addition, pre-tax results for 2005 include higher salaries, incentive compensation expense and sales commissions as compared to 2004, primarily related to NSW.

Domestic Real Estate

        Pre-tax income for the domestic real estate segment was $44,000,000, $4,100,000 and $20,700,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, pre-tax income for this segment for any particular year is not predictable and does not follow any consistent pattern.

        Pre-tax income for 2006 principally reflects the sale by Square 711, which resulted in a pre-tax gain of $48,900,000, and the sale of other land parcels in Utah for a pre-tax gain of $11,200,000. In addition, the Company recognized pre-tax profit related to its 95-lot development project in South Walton County, Florida of $3,600,000 and $6,600,000 for the years ended December 31, 2006 and 2005, respectively. Such amounts principally result from the completion of certain required improvements to land previously sold. Pre-tax results for 2006 reflect $8,100,000 of incentive compensation accruals related to the Company's real estate development project in Myrtle Beach, South Carolina.

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

Medical Product Development

       Pre-tax losses (net of minority interest) for Sangart for the year ended December 31, 2006 and from the date of acquisition through December 31, 2005 (Sangart was acquired in November 2005) were $21,100,000 and $1,400,000, respectively. Sangart's losses for 2006 and for the period from acquisition through December 31, 2005 reflect research and development costs of $16,500,000 and $600,000, respectively, and salaries and incentive compensation expenses of $6,400,000 and $1,000,000, respectively.

       As more fully discussed above, Sangart is a development stage company that does not have any revenues from product sales. Since 2002, it has been developing its current product candidate, Hemospan, and is currently conducting clinical trials in the U.S. (a Phase II trial) and Europe (two Phase III trials). It does not expect to complete its clinical trials until 2008, and if they are successful it will then seek approval with the appropriate regulatory authorities to market its product. Until such time, if ever, that Sangart obtains regulatory approval for Hemospan, the Company will report losses from this segment. U.S. or foreign regulatory agencies could also require Sangart to perform more clinical trials, which could be both expensive and time consuming. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

       When the Company increases its investment in Sangart, which it expects to do in March 2007, the additional investment will be accounted for under the purchase method of accounting. Under the purchase method, the price paid is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, substantially all of the fair value of assets acquired is initially allocated to research and development. However, since GAAP does not permit the recognition of research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. These amounts are expected to be material.

Banking and Lending

        As stated previously, the Company's banking and lending operations have been in run-off, and during 2005 the Company's banking and lending subsidiary filed a formal plan with the Office of the Comptroller of the Currency to liquidate its operations, sold its remaining customer deposits and surrendered its national bank charter. Pre-tax results for banking and lending operations of $1,800,000, $1,400,000 and $22,000,000 for the years ended December 31, 2006,
2005 and 2004, respectively, have been classified with other operations. During 2004, the Company sold its subprime automobile and collateralized consumer loan portfolios representing approximately 97% of its total outstanding loans (net of unearned finance charges) and certain loan portfolios that had been substantially written-off for aggregate pre-tax gains of $16,300,000, which is reflected in investment and other income.

Corporate and Other Operations

        Investment and other income increased in 2006 as compared to 2005 primarily due to greater interest income of $61,600,000, reflecting a larger amount of invested assets and higher interest rates, a $27,500,000 gain from the sales of two associated companies and $7,400,000 from the recovery of bankruptcy claims. Investment and other income in 2005 includes a gain of $10,500,000 on the sale of 70% of the Company's interest in CLC to Inmet.

        Investment and other income increased in 2005 as compared to 2004 primarily due to the CLC gain, greater investment income of $24,200,000 reflecting a larger amount of invested assets and higher interest rates, and increased sales at the wineries of $5,000,000. Investment and other income in 2004 reflects a pre-tax gain of $11,300,000 from the sale of two of the Company's older corporate aircraft. Available corporate cash is generally invested on a short-term basis until such time as investment opportunities require an expenditure of funds.

        Net securities gains for Corporate and Other Operations aggregated $117,200,000, $208,800,000 and $136,100,000 for the years ended December 31,
2006, 2005 and 2004, respectively. The Company's net securities gains largely reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities. Included in net securities gains for 2006 is a gain of $37,400,000 from the sale of Level 3 common stock. Included in net securities gains for 2005 is a gain of $146,000,000 from the sale of 375,000 shares of WMIG common stock. Net securities gains for 2006, 2005 and 2004 include provisions of $12,900,000, $12,200,000 and $4,600,000, respectively, to write down the Company's investments in certain available for sale securities. The write-down of the securities resulted from a decline in market value determined to be other than temporary.

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

        The increase in interest expense during 2006 as compared to 2005 primarily reflects interest expense relating to Premier prior to its deconsolidation and the fixed rate repurchase agreements. The increase in interest expense during 2005 as compared to 2004 primarily reflects interest expense relating to $100,000,000 principal amount of 7% Senior Notes and $350,000,000 principal amount of 3 3/4% Convertible Senior Subordinated Notes issued in April 2004.

        Salaries and incentive compensation expense did not significantly change in 2006 as compared to 2005. As a result of the adoption of SFAS 123R in 2006, the Company recorded $15,200,000 for share-based compensation expense relating to grants made under the Company's senior executive warrant plan and the fixed stock option plan. Salaries and incentive compensation expense for 2006 also reflects decreased bonus expense. Salaries and incentive compensation expense increased by $31,300,000 in 2005 as compared to 2004, principally due to increased bonus expense.

        The increase in selling, general and other expenses of $8,800,000 in 2006 as compared to 2005 primarily reflects increased corporate aircraft expenses, higher professional fees and other costs, which largely relate to potential investments and projects and existing investments, and greater employee benefit costs including pension costs relating to WilTel's retained pension plan. In addition, 2005 reflects an impairment loss (described below) for the remaining book value of Olympus Re Holdings, Ltd. ("Olympus") of $3,700,000.

        Selling, general and other expenses increased by $14,600,000 in 2005 as compared to 2004, primarily due to higher minority interest expense relating to MK Resources of $4,200,000 (the Company acquired the outstanding minority interest in August 2005), greater foreign exchange losses of $2,700,000, higher professional fees of $4,400,000 that principally relate to due diligence expenses for potential investments and investment management fees, an impairment loss for the remaining book value of Olympus of $3,700,000 and greater employee benefit expenses.

        The Company's total comprehensive income in 2004 enabled it to realize certain acquired deferred tax assets which had been fully reserved for at the acquisition of WilTel. The resulting reduction in the valuation allowance for deferred tax assets ($22,300,000 in 2004) was applied to reduce the recorded amount of identifiable intangible assets to zero.

        The income tax provision reflects the reversal of tax reserves aggregating $8,000,000 and $27,300,000 for the years ended December 31, 2006 and 2004, respectively, as a result of the favorable resolution of various state and federal income tax contingencies. In addition, in 2004 the tax provision reflects a benefit to record a federal income tax carryback refund of $3,900,000.

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

Associated Companies

        Equity in income (losses) of associated companies includes the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):


                                                    2006                    2005                    2004
                                                    ----                    ----                    ----

Olympus                                         $     --              $ (120,100)             $    9,700
EagleRock                                           16,400               (28,900)                 29,400
HomeFed                                              2,900                 5,800                  10,000
JPOF II                                             26,200                23,600                  16,200
Union Square                                          --                  72,800                   1,300
Pershing                                              --                    --                    21,300
Safe Harbor                                         (7,600)                 --                     --
Wintergreen                                         11,000                   500                   --
Goober                                               2,000                  --                     --
CLC                                                  3,800                (1,600)                  --
Other                                                5,400                 3,500                   3,600
                                                ----------            ----------              ----------
    Equity in income (losses) before
     income taxes                                   60,100               (44,400)                 91,500
Income tax expense                                 (22,400)                 (700)                (15,000)
                                                ----------            ----------              ----------
    Equity in income (losses),
     net of taxes                               $   37,700            $  (45,100)             $   76,500
                                                ==========            ==========              ==========


        The Company's equity in losses from Olympus for 2005 reflects its share of Olympus losses from Hurricanes Katrina, Rita and Wilma. Effective January 1, 2006, Olympus received new capital which reduced the Company's equity interest to less than 4%; as a result, the Company no longer applies the equity method of accounting. The book value of the Company's investment in Olympus was written down to zero in 2005.

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

        EagleRock distributed $48,200,000 to the Company in 2006 and $3,700,000 in 2004.

        Union Square, two entities in which the Company had non-controlling equity interests, sold their respective interests in an office complex located on Capitol Hill in Washington, D.C. during 2005. Including repayment of its mortgage loans at closing, the Company's share of the net proceeds was $73,200,000, and the Company recognized a pre-tax gain of $72,300,000.

        In January 2004, the Company invested $50,000,000 in Pershing, a limited partnership that is authorized to engage in a variety of investing activities. The Company redeemed its interest effective December 31, 2004; $71,300,000 was distributed to the Company in early 2005.

Discontinued Operations

       Healthcare Services

         As discussed above, in July 2006 the Company sold Symphony and classified its historical operating results as a discontinued operation. Pre-tax income of Symphony was $200,000, $3,300,000 and $5,100,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Gain on disposal of discontinued operations for 2006 includes a pre-tax gain on the sale of Symphony of $53,300,000 ($33,500,000 after tax).

       Telecommunications - ATX

       As discussed above, in September 2006 the Company sold ATX and classified its historical operating results as a discontinued operation. Pre-tax losses of ATX were $1,200,000 and $1,900,000 for the years ended December 31, 2006 and 2005, respectively. Gain on disposal of discontinued operations for 2006 includes a pre-tax gain on the sale of ATX of $41,600,000 ($26,100,000 after tax).

       WilTel

       The Company sold WilTel to Level 3 in December 2005, recognized a pre-tax gain on disposal of $243,800,000 ($243,800,000 after tax) and classified its historical operating results as a discontinued operation. The calculation of the gain on sale included: (1) the cash proceeds received from Level 3 of $460,300,000, which was net of estimated working capital adjustments of $25,500,000; (2) the fair value of the Level 3 common shares of $339,300,000, based on the $2.95 per share closing price of Level 3 common stock immediately prior to closing; (3) the amount of the AT&T cash payments that had not been previously accrued prior to closing ($175,900,000); (4) an impairment charge for WilTel's headquarters building of $42,400,000; and (5) the net book value of the net assets sold and estimated expenses and other costs related to the transaction. WilTel's pre-tax income (loss) from discontinued operations was $116,000,000 and $(56,600,000) for the years ended December 31, 2005 and 2004, respectively.

         Gain on disposal of discontinued operations during 2006 includes $2,400,000 of pre-tax gains ($1,500,000 after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments related to WilTel.

       Real Estate

        In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The Company recorded a pre-tax gain of $56,600,000 ($56,600,000 after tax), which is reflected in gain on disposal of discontinued operations.

       In 2004, the Company sold a commercial real estate property and classified it as a discontinued operation; a pre-tax loss of $600,000 was reflected as loss on disposal of discontinued operations. Pre-tax losses for this property were $6,600,000 in 2004.

       Other

       In 2006, the Company sold its gas properties and recorded a pre-tax loss on disposal of discontinued operations of $900,000. Income (loss) from discontinued operations for 2006 includes $2,900,000 of pre-tax losses related to these gas properties; amounts for the 2005 and 2004 periods were not material.

       In 2006, the Company received $3,000,000 from a former insurance subsidiary which, for many years, has been undergoing liquidation proceedings controlled by state insurance regulators. The Company reflected the amount received as a gain on disposal of discontinued operations. For income tax purposes, the payment is treated as a non-taxable distribution paid by a subsidiary; as a result, no tax expense has been recorded.

       In December 2005, the Company sold its interest in an Argentine shoe manufacturer that had been acquired earlier in the year. Although there was no material gain or loss on disposal, results of discontinued operations during 2005 include a pre-tax loss of $4,400,000.

       In the fourth quarter of 2004, the Company sold its geothermal power generation business for $14,800,000, net of closing costs, and recognized a pre-tax gain of $200,000. For the year ended December 31, 2004, the Company recorded pre-tax losses from discontinued operations relating to this business of $1,500,000.

       During 2004, the Company recorded $2,200,000 as gain on disposal of discontinued operations (net of minority interest), which represented the estimated fair value of warrants whose vesting criteria became satisfied. These warrants had been received during 2003 as part of the sales proceeds from the discontinued operations of WebLink Wireless, Inc. The gain was not reduced for any federal income tax expense due to WebLink's large net operating loss carryforwards.

Recently Issued Accounting Standards

       In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 defines the criteria that must be met before any part of the benefit of a tax position can be recognized in the financial statements, provides guidance for the measurement of tax benefits recognized and guidance for classification and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company continues to evaluate the impact of adopting FIN 48 on its consolidated financial statements but does not expect it to be material; however, additional footnote disclosures will be required.

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

         The Company's market risk arises principally from interest rate risk related to its investment portfolio and its borrowing activities and equity price risk.

         The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's available for sale investment portfolio are fixed income securities, which comprised approximately 57% of the Company's total investment portfolio at December 31, 2006. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises. The estimated weighted average remaining life of these fixed income securities was approximately 2.5 years at December 31, 2006. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 2005, fixed income securities comprised approximately 69% of the Company's total investment portfolio and had an estimated weighted average remaining life of 1.2 years.

         Also included in the Company's available for sale investment portfolio are equity securities, which are recorded on the balance sheet at an aggregate fair value of $736,700,000 (aggregate cost of $584,400,000), and which comprised approximately 31% of the Company's total investment portfolio at December 31, 2006. The majority of this amount consists of two publicly traded securities, the largest of which is the investment in Fortescue common shares, which is carried at fair value of $276,300,000. In addition, the Company's investment portfolio includes its investment in Inmet, which is carried at cost of $78,000,000 at December 31, 2006. Although the Company is restricted from selling the Inmet common shares, the investment is subject to price risk. The market value of this investment is $299,800,000 at December 31, 2006. As discussed more fully above in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company evaluates its investments for impairment on a quarterly basis.

       At December 31, 2006 and 2005, the Company's portfolio of trading securities was not material to the total investment portfolio.

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

       For additional information, see Notes 6, 12 and 21 of Notes to Consolidated Financial Statements.


                                                                   Expected Maturity Date
                                                                   ----------------------
                                    2007         2008         2009         2010         2011      Thereafter      Total  Fair Value
                                    ----         ----         ----         ----         ----      ----------      -----  ----------
                                                                          (Dollars in thousands)

Rate Sensitive Assets:

Available for Sale Fixed
 Income Securities:
  U.S. Government and agencies   $  452,593   $   22,302   $    7,104   $    5,107   $    3,686  $    9,775   $  500,567 $  500,567
    Weighted Average
      Interest Rate                   4.07%        5.27%        5.76%        5.77%        5.77%       5.79%
  U.S. Government-
    Sponsored Enterprises        $  268,834   $   77,565   $   45,136   $   34,011   $   25,695  $   74,661   $  525,902 $  525,902
    Weighted Average
      Interest Rate                   4.89%        6.05%        6.37%        6.39%        6.40%       6.39%
  Other Fixed Maturities:
   Rated Investment Grade        $   84,394   $    1,593   $      690   $     --     $    5,926  $   24,388   $  116,991 $  116,991
    Weighted Average
      Interest Rate                   5.51%        4.90%        4.03%         --          0.66%       2.89%
   Rated Less Than Investment
    Grade/Not Rated              $   86,148   $   28,518   $   29,399   $   20,223   $    9,608  $   39,097   $  212,993 $  212,993
    Weighted Average Interest
      Rate                            9.20%        8.16%        9.52%        9.27%        8.79%       3.32%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings   $  182,701   $    3,524   $      878   $      978   $    1,054  $  928,991   $1,118,126 $1,279,649
    Weighted Average
      Interest Rate                   5.34%        2.66%       11.96%       12.01%       12.15%       6.05%
Variable Interest Rate
  Borrowings                     $    2,114   $    2,114   $    2,114   $    2,114   $   32,879  $    --      $   41,335 $   41,335
    Weighted Average
      Interest Rate                   8.95%        8.84%        8.94%        9.06%        9.10%       --

Rate Sensitive Derivative
Financial Instruments:
Euro currency swap               $    2,085   $    2,085   $    2,085   $      522   $    --     $    --      $    6,777 $   (2,430)
  Average Pay Rate                    5.89%        5.89%        5.89%        5.89%        --          --
  Average Receive Rate                7.60%        7.60%        7.60%        7.60%        --          --

Pay Fixed/Receive Variable
  Interest Rate Swap             $    2,114   $    2,114   $    2,114   $    2,114   $   32,879  $    --      $   41,335 $     (268)
  Average Pay Rate                    5.01%        5.01%        5.01%        5.01%        5.01%       --
  Average Receive Rate                4.95%        4.84%        4.94%        5.06%        5.10%       --

Off-Balance Sheet Items:
 Unused Lines of Credit          $     --     $    --      $     --     $    --      $  100,000  $    --      $  100,000 $  100,000
    Weighted Average
      Interest Rate                   5.95%        5.84%        5.94%        6.06%        6.10%       --


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

       Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.  Changes in and Disagreements with Accountants on Accounting
------   -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

       None.

Item 9A. Controls and Procedures.
-------  -----------------------

         Evaluation of disclosure controls and procedures
         ------------------------------------------------

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

         Changes in internal control over financial reporting
         ----------------------------------------------------

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

       Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company;

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

       The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       Based on our assessment and those criteria, management concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective.

       Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.


Item 9B.  Other Information.
-------   -----------------

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

       The information to be included under the caption "Election of Directors" and "Information Concerning the Board and Board Committees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2007 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

       The information to be included under the caption "Executive Compensation
- Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Independent Accounting Firm Fees.
--------  --------------------------------

       The information to be included under the caption "Independent Accounting Firm Fees" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedule.
--------  ------------------------------------------

(a)(1)(2)     Financial Statements and Schedule.

              Report of Independent Registered Public Accounting Firm.....................................   F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2006 and 2005..................................   F-3
               Consolidated Statements of Operations for the years ended December 31, 2006,
                  2005 and 2004...........................................................................   F-4
               Consolidated Statements of Cash Flows for the years ended December 31, 2006,
                  2005 and 2004...........................................................................   F-5
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2006, 2005 and 2004........................................................   F-7
               Notes to Consolidated Financial Statements.................................................   F-8

              Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts...... ......................................   F-49

      (3) Executive Compensation Plans and Arrangements. See Item 15(b) below for a complete list of Exhibits to this Report.

              1999 Stock Option Plan, as amended April 5, 2006 (filed as Annex C to the Company's Proxy Statement dated April 17, 2006 (the "2006 Proxy Statement")).

              Form of Grant Letter for the 1999 Stock Option Plan (filed as
              Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K")).

              Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K")).

              Form of Amendment No. 1 to the Amended and Restated Shareholders Agreement dated as of June 30, 2003 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the "2nd Quarter 2006 10-Q")).

              Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 16, 2006 (filed as Annex A to the 2006 Proxy Statement).

              Leucadia National Corporation 2006 Senior Executive Warrant Plan (filed as Annex B to the 2006 Proxy Statement).

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

       3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to the Company's 2004 10-K).*

       3.6 Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K")).*

       4.1 The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

       10.1 1999 Stock Option Plan, as amended April 5, 2006 (filed as Annex A to the 2006 Proxy Statement).*

       10.2   Form of Grant Letter for the 1999 Stock Option Plan (filed as
              Exhibit 10.4 to the Company's 2004 10-K).*

       10.3 Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).*

       10.4 Debtors' Modified Second Amended Joint Plan of Reorganization under chapter 11 of the Bankruptcy Code, dated as of April 13, 2005, of ATX Communications, Inc. (filed as Exhibit 99.1 to ATX Communication's Current Report on Form 8-K dated April 20, 2005).*

       10.5 Services Agreement, dated as of January 1, 2004, between the Company and Ian M. Cumming (filed as Exhibit 10.37 to the 2005 10-K).*

       10.6 Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).*

       10.7 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 16, 2006 (filed as Annex A to the 2006 Proxy Statement).*

       10.8 Employment Agreement made as of June 30, 2005 by and between the Company and Ian M. Cumming (filed as Exhibit 99.1 to the July 13, 2005 8-K).*

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

       10.19 Termination, Mutual Release and Settlement Agreement dated June 15, 2005 among the Company, WCGLLC, WCLLC, SBC, SBC Operations, Inc. and SBC Long Distance, LLC (filed as Exhibit 99.2 to the Company's June 15, 2005 8-K/A).*

       10.20  Information Concerning Executive Compensation (filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K dated January 11,
              2007).*

       10.21 Hotel Purchase Agreement, dated as of April 6, 2005, by and between HWB 2507 Kalakaua, LLC and Gaylord Entertainment Co. (filed as Exhibit 10.2. to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the "1st Quarter 2005 10-Q")).*

       10.22 Stock Purchase Agreement, dated as of May 2, 2005, by and among the Company and the individuals named therein (filed as Exhibit
              10.4 to the 1st Quarter 2005 10-Q).*

       10.23 Purchase Agreement, dated as of October 30, 2005, among the Company, Baldwin Enterprises, Inc., Level 3 Communications, LLC and Level 3 Communications, Inc. ("Level 3") (filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K dated October 30,
              2005).*

       10.24 Registration Rights and Transfer Restriction Agreement, dated as of December 23, 2005, by and among Level 3, the Company and Baldwin Enterprises, Inc. (filed as Exhibit 10.2 to Level 3's Current Report on Form 8-K dated December 23, 2005).*

       10.25 Purchase and Sale Agreement ("Square 711 Purchase and Sale Agreement"), dated as of November 14, 2005, between Square 711 Developer, LLC and Walton Acquisition Holdings V, L.L.C., a Delaware limited liability company (filed as Exhibit 10.26 to the 2005 10-K).*

       10.26 First Amendment to Square 711 Purchase and Sale Agreement, dated as of December 14, 2005 (filed as Exhibit 10.27 to the 2005 10-K).*

       10.27 Share Purchase Agreement, dated May 2, 2005, between Inmet Mining Corporation, the Company and MK Resources Company (filed as
              Exhibit 2 to Amendment No. 10 to the Schedule 13D dated May 2, 2005 of the Company with respect to MK Resources Company (the "MK 13D")).*

       10.28 Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Marigold Acquisition Corp. and MK Resources Company (filed as Exhibit 3 to the MK 13D).*

       10.29 Voting Agreement, dated as of May 2, 2005, between the Company and Inmet Mining Corporation (filed as Exhibit 4 to the MK 13D).*

       10.30 Letter Agreement, dated March 30, 2005 between SBC Services, Inc. ("SBC Services") and WilTel Communications, LLC ("WCLLC") (filed as Exhibit 10.1 to the 1st Quarter 2005 10-Q).*

       10.31 Letter Agreement, dated April 27, 2005 between SBC Services and WCLLC (filed as Exhibit 10.3 to the 1st Quarter 2005 10-Q).*

       10.32 Letter Agreement, dated May 25, 2005 between SBC Services and WCLLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).*

       10.33 Master Services Agreement dated June 15, 2005 among WilTel Communications Group ("WCGLLC"), WilTel Local Network, LLC, SBC Services. and SBC Communications Inc. ("SBC") (filed as Exhibit
              99.1 to the Company's Current Report on Form 8-K/A dated June 15, 2005 (the "June 15, 2005 8-K/A")).*

       10.34 Form of Unit Purchase Agreement, dated as of April 6, 2006, by and among GAR, LLC, the Company, AA Capital Equity Fund, L.P., AA Capital Biloxi Co-Investment Fund, L.P. and HRHC Holdings, LLC (filed as Exhibit 10.1 to the 2nd Quarter 2006 10-Q).*

       10.35 Form of Loan Agreement, dated as of April 6, 2006, by and among Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company (filed as Exhibit 10.2 to the 2nd Quarter 2006 10-Q).*

       10.36 Form of First Amendment to Loan Agreement, dated as of June 15, 2006, between Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company (filed as Exhibit 10.3 to the 2nd Quarter 2006 10-Q).*

       10.37 Form of First Amended and Restated Limited Liability Company Agreement of Goober Drilling, LLC, dated as of June 15, 2006, by and among Goober Holdings, LLC, Baldwin Enterprises, Inc., the Persons that become Members from time to time, John Special, Chris McCutchen, Jim Eden, Mike Brown and Goober Drilling Corporation (filed as Exhibit 10.4 to the 2nd Quarter 2006 10-Q).*

       10.38 Form of Purchase and Sale Agreement, dated as of May 3, 2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc. (filed as Exhibit 10.5 to the 2nd Quarter 2006 10-Q).*

       10.39 Form of Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the 2nd Quarter 2006 10-Q).*

       10.40 Form of Credit Agreement, dated as of June 28, 2006, by and among the Company, the various financial institutions and other Persons from time to time party thereto and JPMorgan Chase Bank, National Association (filed as Exhibit 10.7 to the 2nd Quarter 2006 10-Q).*

       10.41 Form of Subscription Agreement, dated as of July 15, 2006, by and among FMG Chichester Pty Ltd, the Company, and Fortescue Metals Group Ltd (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the "3rd Quarter 2006 10-Q")).*

       10.42 Form of Amending Agreement, dated as of August 18, 2006, by and among FMG Chichester Pty Ltd, the Company and Fortescue Metals Group Ltd (filed as Exhibit 10.2 to the 3rd Quarter 2006 10-Q).*

       10.43 Compensation Information Concerning Non-Employee Directors (filed under item 1.01 of the Company's Current Report on Form 8-K dated May 22, 2006).*

       10.44 Leucadia National Corporation 2006 Senior Executive Warrant Plan (filed as Annex B to the 2006 Proxy Statement).*

       21     Subsidiaries of the registrant.

       23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (No. 333-51494).

       23.2 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494).**

       23.3 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494).**

       23.4 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-51494).**

       31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

       32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

       32.3 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

 (c) Financial statement schedules.

              (1) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004.**

              (2) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 and EagleRock Master Fund, LP financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.**

              (3) Jefferies Partners Opportunity Fund II, LLC financial statements as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004.**

     -----------------------------

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

                                    LEUCADIA NATIONAL CORPORATION



February 28, 2007                        By:  /s/ Barbara L. Lowenthal
                                         -----------------------------------
                                         Barbara L. Lowenthal
                                         Vice President and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

         Signature                                      Title
         ---------                                      -----


 /s/ Ian M. Cumming                              Chairman of the Board
---------------------------------------          (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg                         President and Director
---------------------------------------          (Principal Executive officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando                           Vice President and Chief
---------------------------------------          Financial Officer
Joseph A. Orlando                                (Principal Financial Officer)


 /s/ Barbara L. Lowenthal                        Vice President and Comptroller
---------------------------------------          (Principal Accounting Officer)
Barbara L. Lowenthal


 /s/ Paul M. Dougan                              Director
---------------------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger                      Director
---------------------------------------
Lawrence D. Glaubinger


/s/ Alan J. Hirschfield                          Director
---------------------------------------
Alan J. Hirschfield


 /s/ James E. Jordan                             Director
---------------------------------------
James E. Jordan


/s/ Jeffrey C. Keil                              Director
---------------------------------------
Jeffrey C. Keil


 /s/ Jesse Clyde Nichols, III                    Director
---------------------------------------
Jesse Clyde Nichols, III

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Shareholders of Leucadia National Corporation:

We have completed integrated audits of Leucadia National Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)(2) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 27, 2007

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in thousands, except par value)

                                                                                             2006                  2005
                                                                                             ----                  ----
ASSETS
------

Current assets:
   Cash and cash equivalents                                                           $   287,199             $   386,957
   Investments                                                                             903,973               1,323,562
   Trade, notes and other receivables, net                                                  69,822                 377,216
   Prepaids and other current assets                                                       105,215                 140,880
                                                                                       -----------             -----------
       Total current assets                                                              1,366,209               2,228,615
Non-current investments                                                                  1,465,849                 977,327
Notes and other receivables, net                                                            24,999                  22,747
Intangible assets, net and goodwill                                                         59,437                  85,083
Deferred tax asset, net                                                                    978,415               1,094,017
Other assets                                                                               401,689                 240,601
Property, equipment and leasehold improvements, net                                        234,216                 237,021
Investments in associated companies                                                        773,010                 375,473
                                                                                       -----------             -----------
           Total                                                                       $ 5,303,824             $ 5,260,884
                                                                                       ===========             ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                 $   127,739             $   230,636
   Other current liabilities                                                                 5,688                  52,925
   Debt due within one year                                                                184,815                 175,664
   Income taxes payable                                                                      8,411                  15,171
                                                                                       -----------             -----------
       Total current liabilities                                                           326,653                 474,396
Other non-current liabilities                                                               90,268                 121,893
Long-term debt                                                                             974,646                 986,718
                                                                                       -----------             -----------
       Total liabilities                                                                 1,391,567               1,583,007
                                                                                       -----------             -----------
Commitments and contingencies

Minority interest                                                                           18,982                  15,963
                                                                                       -----------             -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 300,000,000 shares;
   216,351,466 and 216,058,016 shares issued and outstanding, after deducting
   56,881,489 and 56,874,929 shares
   held in treasury                                                                        216,351                 216,058
Additional paid-in capital                                                                 520,892                 501,914
Accumulated other comprehensive loss                                                        (4,726)                (81,502)
Retained earnings                                                                        3,160,758               3,025,444
                                                                                       -----------             -----------
       Total shareholders' equity                                                        3,893,275               3,661,914
                                                                                       -----------             -----------
           Total                                                                       $ 5,303,824             $ 5,260,884
                                                                                       ===========             ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

                                                                                   2006            2005           2004
                                                                                   ----            ----           ----

REVENUES AND OTHER INCOME:
-------------------------
   Manufacturing                                                              $   450,835      $   332,253    $   64,055
   Investment and other income                                                    294,678          148,814       178,947
   Net securities gains                                                           117,159          208,816       136,564
                                                                              -----------      -----------    ----------
                                                                                  862,672          689,883       379,566
                                                                              -----------      -----------    ----------

EXPENSES:
--------
   Manufacturing cost of sales                                                    386,466          281,451        45,055
   Interest                                                                        79,392           65,523        60,557
   Salaries and incentive compensation                                             89,501           71,884        34,811
   Depreciation and amortization                                                   22,105           18,070        18,959
   Selling, general and other expenses                                            151,388          118,520       113,360
                                                                              -----------      -----------    ----------
                                                                                  728,852          555,448       272,742
                                                                              -----------      -----------    ----------
   Income from continuing operations before income taxes and equity in
     income (losses) of associated companies                                      133,820          134,435       106,824
                                                                              -----------      -----------    ----------
Income tax (benefit) provision:
   Current                                                                         (4,902)           4,062       (27,786)
   Deferred                                                                        46,673       (1,135,100)        7,242
                                                                              -----------      -----------    -----------
                                                                                   41,771       (1,131,038)      (20,544)
                                                                              -----------      -----------    ----------
   Income from continuing operations before equity in income (losses)
      of associated companies                                                      92,049        1,265,473       127,368
Equity in income (losses) of associated companies, net of taxes                    37,720          (45,133)       76,479
                                                                              -----------      -----------    ----------
   Income from continuing operations                                              129,769        1,220,340       203,847
Income (loss) from discontinued operations, net of taxes                           (3,960)         115,329       (60,160)
Gain on disposal of discontinued operations, net of taxes                          63,590          300,372         1,813
                                                                              -----------      -----------    ----------

           Net income                                                         $   189,399      $ 1,636,041    $  145,500
                                                                              ===========      ===========    ==========

Basic earnings (loss) per common share:
   Income from continuing operations                                                $ .60           $ 5.66         $ .96
   Income (loss) from discontinued operations                                        (.02)             .54          (.29)
   Gain on disposal of discontinued operations                                        .30             1.39           .01
                                                                                    -----           ------         -----
           Net income                                                               $ .88           $ 7.59         $ .68
                                                                                    =====           ======         =====

Diluted earnings (loss) per common share:
   Income from continuing operations                                                $ .60           $ 5.34         $ .93
   Income (loss) from discontinued operations                                        (.02)             .50          (.27)
   Gain on disposal of discontinued operations                                        .27             1.30           .01
                                                                                    -----           ------         -----
           Net income                                                               $ .85           $ 7.14         $ .67
                                                                                    =====           ======         =====











              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

                                                                                            2006             2005            2004
                                                                                            ----             ----            ----

Net cash flows from operating activities:
-----------------------------------------
Net income                                                                              $   189,399      $ 1,636,041    $   145,500
Adjustments to reconcile net income to net cash provided by operations:
  Deferred income tax provision (benefit)                                                    99,990       (1,135,100)         7,242
  Depreciation and amortization of property, equipment and leasehold improvements            35,884          186,428        232,600
  Other amortization                                                                        (11,884)           3,068          3,316
  Share-based compensation                                                                   15,164             --             --
  Excess tax benefit from exercise of stock options                                            (456)            --             --
  Provision for doubtful accounts                                                             1,089            6,181         (5,366)
  Net securities gains                                                                     (117,159)        (212,299)      (142,936)
  Equity in (income) losses of associated companies                                         (60,056)          44,403        (91,546)
  Distributions from associated companies                                                    75,725           90,280         23,878
  Net gains related to real estate, property and equipment, loan receivables and
   other assets                                                                            (109,107)         (29,386)       (60,866)
  Gain on disposal of discontinued operations                                               (99,456)        (300,372)        (1,813)
  Investments classified as trading, net                                                      4,469           18,022        (68,612)
  Net change in:
   Trade, notes and other receivables                                                       183,263           20,850         19,578
   Prepaids and other assets                                                                  5,776          (29,978)        11,491
   Trade payables and expense accruals                                                      (73,342)          54,344         19,654
   Other liabilities                                                                        (47,230)         (36,427)       (52,250)
   Deferred revenue                                                                             --            10,553          9,945
   Income taxes payable                                                                      (6,628)          (2,537)        16,890
  Other                                                                                       6,081           (2,961)         1,732
                                                                                        -----------      -----------     ----------
   Net cash provided by operating activities                                                 91,522          321,110         68,437
                                                                                         ----------      -----------      ---------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of property, equipment and leasehold improvements                               (39,021)        (136,260)       (97,412)
Acquisition of and capital expenditures for real estate investments                         (71,505)         (26,053)       (23,022)
Proceeds from disposals of real estate, property and equipment, and other assets            188,836           33,722        123,302
Proceeds from disposal of discontinued operations, net of expenses and
  cash of operations sold                                                                   120,228          459,094         22,311
Acquisitions, net of cash acquired                                                         (105,282)        (170,516)          --
Collection of Premier Entertainment Biloxi, LLC's insurance proceeds                        109,383             --             --
Net change in restricted cash                                                               (90,959)            --             --
Principal collections on loan receivables                                                       --             1,591         41,862
Proceeds from sale of loan receivables                                                          --              --          157,134
Advances on notes and other receivables                                                     (31,518)            (100)          (400)
Collections on notes and other receivables                                                   29,823            1,721         27,789
Investments in associated companies                                                        (313,152)         (34,466)       (69,398)
Capital distributions from associated companies                                               4,845            2,644          5,632
Investment in Fortescue Metals Group Ltd                                                   (408,030)            --             --
Purchases of investments (other than short-term)                                         (3,661,421)      (3,350,651)    (2,534,404)
Proceeds from maturities of investments                                                   1,149,123        1,262,577        869,707
Proceeds from sales of investments                                                        2,933,601        1,979,288      1,460,181
Other                                                                                        (1,127)            --             --
                                                                                        -----------      -----------    -----------

   Net cash provided by (used for) investing activities                                    (186,176)          22,591        (16,718)
                                                                                        -----------      -----------    -----------


                                                                                                                       (continued)
              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2006, 2005 and 2004
(In thousands)


                                                                                            2006             2005            2004
                                                                                            ----             ----            ----

Net cash flows from financing activities:
-----------------------------------------
Net change in customer banking deposits                                                 $    --          $   (24,565)   $  (120,516)
Issuance of long-term debt, net of issuance costs                                            96,676           82,753        438,393
Reduction of long-term debt                                                                 (66,223)        (477,360)       (92,454)
Issuance of common shares                                                                     3,838            3,689         22,006
Purchase of common shares for treasury                                                         (187)            (167)           --
Excess tax benefit from exercise of stock options                                               456             --              --
Dividends paid                                                                              (54,085)         (27,008)       (26,901)
Other                                                                                        14,313             --              --
                                                                                        -----------      -----------    -----------

   Net cash provided by (used for) financing activities                                      (5,212)        (442,658)       220,528
                                                                                        -----------      -----------    -----------

Effect of foreign exchange rate changes on cash                                                 108           (1,034)           311
                                                                                        -----------      -----------    -----------
   Net increase (decrease) in cash and cash equivalents                                     (99,758)         (99,991)       272,558
Cash and cash equivalents at January 1,                                                     386,957          486,948        214,390
                                                                                        -----------      -----------    -----------
Cash and cash equivalents at December 31,                                               $   287,199      $   386,957    $   486,948
                                                                                        ===========      ===========    ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the year for:
   Interest                                                                             $    82,072      $    96,958    $    89,707
   Income tax payments (refunds), net                                                   $     6,707      $     3,486    $   (26,024)

Non-cash investing activities:
-----------------------------
Common stock issued for acquisition of MK Resources Company                             $     --         $     8,346    $     --



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except par value and per share amounts)

                                                       Common                    Accumulated
                                                       Shares      Additional       Other
                                                       $1 Par       Paid-In     Comprehensive      Retained
                                                       Value        Capital      Income (Loss)     Earnings          Total
                                                       -----        -------      -------------     --------          -----

Balance, January 1, 2004                             $ 212,471      $471,627       $152,251       $1,297,812      $2,134,161
                                                                                                                  ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $0                                              (8,592)                          (8,592)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                  6,807                            6,807
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $0                                        (355)                            (355)
   Net change in minimum pension liability, net
     of taxes of $0                                                                 (13,973)                         (13,973)
   Net income                                                                                        145,500         145,500
                                                                                                                  ----------
     Comprehensive income                                                                                            129,387
                                                                                                                  ----------
Exercise of warrants to purchase common shares           2,400        16,760                                          19,160
Exercise of options to purchase common shares              330         2,516                                           2,846
Dividends ($.13 per common share)                                                                    (26,901)        (26,901)
                                                     ---------      --------       --------       ----------      ----------

Balance, December 31, 2004                             215,201       490,903        136,138        1,416,411       2,258,653
                                                                                                                  ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $0                                            (175,577)                        (175,577)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                (17,199)                         (17,199)
   Net change in unrealized gain (loss) on
     derivative  instruments, net of taxes of $0                                      2,747                            2,747
   Net change in minimum pension liability, net
     of taxes of $0                                                                 (27,611)                         (27,611)
   Net income                                                                                      1,636,041       1,636,041
                                                                                                                  ----------
     Comprehensive income                                                                                          1,418,401
                                                                                                                  ----------
Issuance of common shares on acquisition of
   minority interest in MK Resources Company               432         7,914                                           8,346
Exercise of options to purchase common shares              432         3,257                                           3,689
Purchase of common shares for treasury                      (7)         (160)                                           (167)
Dividends ($.13 per common share)                                                                    (27,008)        (27,008)
                                                     ---------      --------       --------       ----------      ----------

Balance, December 31, 2005                             216,058       501,914        (81,502)       3,025,444       3,661,914
                                                                                                                  ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $34,149                                         60,187                           60,187
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,137                                              3,768                            3,768
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $128                                      (224)                            (224)
   Net change in minimum pension liability,
     net of taxes of $6,958                                                          12,263                           12,263
   Net income                                                                                        189,399         189,399
                                                                                                                  ----------
     Comprehensive income                                                                                            265,393
                                                                                                                  ----------
Share-based compensation expense                                      15,164                                          15,164
Adjustment to initially apply SFAS 158, net of
   taxes of $444                                                                        782                              782
Exercise of options to purchase common shares,
   including excess tax benefit                            300         3,994                                           4,294
Purchase of common shares for treasury                      (7)         (180)                                           (187)
Dividends ($.25 per common share)                                                                    (54,085)        (54,085)
                                                     ---------      --------       --------       ----------      ----------

Balance, December 31, 2006                           $ 216,351      $520,892       $ (4,726)      $3,160,758      $3,893,275
                                                     =========      ========       ========       ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Operations:
-----------------------

The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, real estate activities, medical product development, winery operations and residual banking and lending activities that are in run-off. The Company also owns equity interests in operating businesses and investment partnerships which are accounted for under the equity method of accounting, including gaming entertainment, land based contract oil and gas drilling, real estate activities and development of a copper mine in Spain. The Company continuously evaluates the retention and disposition of its existing operations and investments and frequently investigates the acquisition of new businesses. Changes in the mix of the Company's owned businesses and investments should be expected.

The manufacturing operations are conducted through Idaho Timber, LLC ("Idaho Timber") and Conwed Plastics, LLC ("Conwed Plastics"). Idaho Timber's principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4" radius-edge, pine decking. Idaho Timber also manufactures and/or distributes a number of other specialty wood products. Idaho Timber operates eleven facilities located throughout the United States.

Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products. Conwed Plastics manufacturing segment has three domestic manufacturing facilities, and it owns and operates a manufacturing and sales facility in Belgium.

The domestic real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale.

The Company's medical product development operations are conducted through Sangart, Inc. ("Sangart"), which became a majority-owned subsidiary of the Company in 2005. Sangart is developing a product called Hemospan(R), which is a form of cell-free hemoglobin that is designed for intravenous administration to treat a wide variety of medical conditions, including use as an alternative to red blood cell transfusions.

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

Certain amounts for prior periods have also been reclassified to be consistent with the 2006 presentation, and to reflect as discontinued operations Symphony Health Services, LLC ("Symphony"), which was sold in July 2006, and ATX Communications, Inc. ("ATX"), which was sold in September 2006. For more information concerning the sales and the Company's other discontinued operations, see Note 5.

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

During 2005, the Company's projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized is strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31, 2006, the balance of the deferred valuation allowance was approximately $911,800,000.

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

As more fully discussed in Note 5, during 2005 an impairment loss of $42,400,000 was recorded to reduce the carrying amount of WilTel Communications Group, LLC's ("WilTel"), former headquarters facility to its estimated fair value.

   -------------------------------

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $12,900,000, $12,200,000 and $4,600,000 for the years ended
December 31, 2006, 2005 and 2004, respectively.

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

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of December 31, 2006, the Company's accrual for contingent losses was not material.

(b) Consolidation Policy: The consolidated financial statements include the accounts of the Company, all variable interest entities of which the Company or a subsidiary is the primary beneficiary, and all majority-controlled entities that are not variable interest entities. All intercompany transactions and balances are eliminated in consolidation.

   -------------------------------

Associated companies are investments in equity interests that are accounted for on the equity method of accounting. These include investments in corporations that the Company does not control but has the ability to exercise significant influence, investments in limited partnerships in which the Company's interest is more than minor and its investment in Premier Entertainment Biloxi, LLC ("Premier"), as discussed more fully below.

(c) Cash Equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $158,100,000 and $295,600,000 at December 31, 2006 and 2005, respectively.

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

(f) Revenue Recognition: Revenues are recognized when the following conditions are met: (1) collectibility is reasonably assured; (2) title to the product has passed or the service has been rendered and earned; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable price. Manufacturing revenues are recognized when title passes, which for Idaho Timber is generally upon the customer's receipt of the goods and for Conwed Plastics upon shipment of goods. Revenue from the sale of real estate is generally recognized when title passes; however, if the Company is obligated to make improvements to the real estate subsequent to closing, a portion of revenues are deferred and recognized under the percentage of completion method of accounting.

(g) Cost of Sales: Manufacturing inventories are stated at the lower of cost or market, with cost determined under the first-in-first-out method. Manufacturing cost of sales principally includes product and manufacturing costs, inbound and outbound shipping costs and handling costs.

(h) Research and Development Costs: Research and development costs are expensed as incurred.

(i) Income Taxes: The Company provides for income taxes using the liability method. The future benefit of certain tax loss carryforwards and future deductions is recorded as an asset. A valuation allowance is provided if deferred tax assets are not considered to be more likely than not to be realized.

(j) Derivative Financial Instruments: The Company reflects its derivative financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the effectiveness criteria under GAAP, and therefore are not accounted for as hedges.

   -------------------------------

Amounts recorded as income in investment and other income as a result of accounting for its derivative financial instruments were $1,200,000 and $1,700,000 for the years ended December 31, 2006 and 2005, respectively, and not material for 2004. Net unrealized losses on derivative instruments were $1,200,000 and $1,000,000 at December 31, 2006 and 2005, respectively.

(k) Translation of Foreign Currency: Foreign currency denominated investments and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange transaction losses were $2,700,000 for each of 2006 and 2005, and not material for 2004. Net unrealized foreign exchange translation gains (losses) were $900,000, $(2,900,000) and $14,300,000 at December 31, 2006, 2005 and 2004,
respectively.

(l) Share-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options and warrants, be recognized in the financial statements based on their fair values. The cost is recognized as an expense over the vesting period of the award. Prior to adoption of SFAS 123R, no compensation cost was recognized in the statements of operations for the Company's share-based compensation plans; the Company disclosed certain pro forma amounts as required. The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model.

(m) Recently Issued Accounting Standards: In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 defines the criteria that must be met before any part of the benefit of a tax position can be recognized in the financial statements, provides guidance for the measurement of tax benefits recognized and guidance for classification and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company continues to evaluate the impact of adopting FIN 48 on its consolidated financial statements but does not expect it to be material; however, additional footnote disclosures will be required.

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

3. Acquisitions:
   -------------

Premier

During 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 46% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, with an outstanding balance at acquisition of $13,400,000, and has made an $8,100,000 12% loan to Premier that matures in May 2007. All of Premier's equity interests are pledged to secure repayment of Premier's outstanding $160,000,000 principal amount of 10 3/4% First Mortgage Notes due February 1, 2012 (the "Premier Notes"). In addition, the Company agreed to provide up to $40,000,000 of construction financing to Premier's general contractor by purchasing the contractor's receivables from Premier if the receivables are more than ten days past due ($11,300,000 is outstanding at December 31, 2006). At acquisition, the Company consolidated Premier as a result of its controlling voting interest.

   ------------

Premier owns the Hard Rock Hotel & Casino Biloxi ("Hard Rock Biloxi"), located in Biloxi, Mississippi, which was severely damaged by Hurricane Katrina and which is currently being rebuilt. Prior to Hurricane Katrina, Premier purchased a comprehensive blanket insurance policy providing up to $181,100,000 in coverage for damage to real and personal property, including business interruption coverage. Premier has received payments from various insurance carriers aggregating $160,900,000 with respect to $168,200,000 face amount of coverage; the remaining $12,900,000 face amount of coverage has not been settled and is currently in litigation. All insurance settlements have been placed on deposit into restricted accounts under the control of the indenture trustee of the Premier Notes.

On September 19, 2006, Premier and its subsidiary filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Premier filed its petitions in order to seek the Court's assistance in gaining access to Hurricane Katrina-related insurance proceeds which had been denied to Premier by its pre-petition secured bondholders. Premier continues to operate its business as "debtors in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company deconsolidated Premier effective with the filing of the voluntary petitions, and has classified its net investment in Premier as an investment in an associated company ($125,600,000 as of December 31, 2006, including all loans and equity interests). The bankruptcy filings were made to give Premier access to the insurance proceeds, the proceedings are not expected to last for an extended period and creditors are expected to receive the amounts owed to them. For these reasons, the Company believes that the application of the equity method of accounting during the pendency of the bankruptcy proceedings is appropriate. The Company has also committed to provide up to $180,000,000 to finance Premier's plan of reorganization, which would principally be used to pay-off the Premier Notes. Upon its emergence from bankruptcy proceedings, the Company expects that Premier will be accounted for as a consolidated subsidiary.

Summarized financial information for Premier as of December 31, 2006 is as follows (in thousands):


     Assets:
     Current assets                                         $     8,693
     Non-current assets (a)                                     323,898
                                                            -----------
        Total assets                                        $   332,591
                                                            ===========

     Liabilities:
     Current liabilities (b)                                $   206,963
     Non-current liabilities                                          8
                                                            -----------
        Total liabilities                                       206,971
                                                            -----------
     Shareholders' equity                                       125,620
                                                            -----------
        Total liabilities and shareholders' equity          $   332,591
                                                            ===========

     (a) Includes $11,900,000 of intangible assets, $175,400,000 of net property and equipment and $134,200,000 of restricted cash, substantially all of which is held by the indenture trustee of the Premier Notes.
     (b) Includes bonds and notes payable of $174,700,000.

Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The threat of hurricanes remains a risk to the existing facilities and to the new casino, which will be constructed over water on concrete pilings that will greatly improve the structural integrity of the facility. In July 2006, Premier purchased a new insurance policy providing up to $149,300,000 in coverage for damage to real and personal property and up to the lesser of six months or $30,000,000 of business interruption and delayed opening coverage. The coverage is syndicated through several insurance carriers, each with an A.M. Best rating of A- (Excellent) or better. The policy provides coverage for the existing structures, as well as for the repair and rebuild of the hotel, low rise building and parking garage and the construction of the new casino.

   ------------

Although the insurance policy is an "all risk" policy, weather catastrophe occurrence ("WCO"), which is defined to include damage caused by a named storm, is limited to $50,000,000 with a deductible equal to the greater of $7,000,000 or 5% of total insured values at risk. WCO coverage is subject to mandatory reinstatement of coverage for an additional pre-determined premium.

Premier's current insurance policy expires in July 2007; Premier expects it will purchase new insurance coverage that will be in effect for the balance of the 2007 hurricane season. Premiums for WCO policies have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events. Premier cannot currently estimate how much insurance will be available to it at an acceptable premium.

NSW, LLC U.S. ("NSW")

In February 2005, Conwed Plastics acquired the assets of NSW for a purchase price of approximately $26,600,000; based upon its allocation of the purchase price the Company recorded an aggregate of $10,200,000 of intangible assets and $8,200,000 of goodwill. NSW has a manufacturing and distribution facility in Roanoke, Virginia, which manufactures a variety of products including produce and packaging nets, header label bags, case liners and heavy weight nets for drainage and erosion control purposes. For more information concerning intangible assets and goodwill, see Note 8.

Idaho Timber

In May 2005, the Company acquired Idaho Timber for total cash consideration of $133,600,000, including working capital adjustments and expenses, and has consolidated Idaho Timber from the date of acquisition. Based upon its allocation of the purchase price, the Company recorded Idaho Timber intangible assets of $45,100,000.

INTL

In July 2004, the Company invested $50,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", INTL is a variable interest entity and the Company is currently the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. In October 2004, the Company invested an additional $25,000,000 in INTL. In December 2006, the Company redeemed $10,000,000 of its investment and has requested an additional redemption of $40,000,000 during the first quarter of 2007. The redemption in 2007 may result in the Company deconsolidating INTL and classifying its remaining investment as an investment in an associated company. At December 31, 2006, INTL had total assets of $95,300,000 which are primarily reflected as investments in the Company's consolidated balance sheet, and its liabilities were not material.

The creditors of INTL have recourse only to the assets of INTL and do not have recourse to any other assets of the Company. The Company can generally withdraw its capital account interest upon 90 days notice, subject to the manager's ability to liquidate security positions in an orderly manner. The Company recorded $5,100,000, $9,900,000 and $2,200,000 of pre-tax income relating to INTL for the years ended December 31, 2006, 2005 and 2004, respectively.

4. Investments in Associated Companies:
   ----------------------------------

The Company has investments in several Associated Companies. The amounts reflected as equity in income (losses) of associated companies in the consolidated statements of operations are net of income tax provisions of $22,400,000, $700,000 and $15,000,000 for the years ended December 31, 2006,
2005 and 2004, respectively. Included in consolidated retained earnings at December 31, 2006 is approximately $65,600,000 of undistributed earnings of the associated companies.

Goober Drilling, LLC ("Goober")

In the second quarter of 2006, the Company acquired a 30% limited liability company interest in Goober for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober, on a secured basis, up to $126,000,000 (all of which was loaned at December 31, 2006) to finance new rig equipment purchases and construction costs and to repay existing debt. Goober is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides land based drilling services to exploration and production companies in the Mid-Continent Region of the U.S., primarily in Oklahoma and Texas. In January 2007, the loan facility was further amended to increase the interest rate on the facility to LIBOR plus 5%, and to provide Goober with an additional secured credit facility for up to $45,000,000 at an interest rate of LIBOR plus 10%. In addition, the Company increased its equity interest in Goober to 42% for an additional equity investment of $25,000,000. The additional funding was required primarily due to increased raw material and labor costs to construct the new rigs and working capital needs due to delays in rig construction. For the year ended December 31, 2006, the Company recorded $2,000,000 of pre-tax income from this investment under the equity method of accounting.

The Company's investment in Goober exceeds the Company's share of its underlying net assets by approximately $36,000,000 at December 31, 2006. Substantially all of this excess is being amortized over a three to fifteen year period.

Cobre Las Cruces, S.A. ("CLC")

CLC is a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. It was a consolidated subsidiary of the Company from its acquisition in September 1999 until August 2005, at which time the Company sold a 70% interest to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN). Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.6% of Inmet's current outstanding common shares. The Inmet shares were recorded at their fair value of approximately $78,000,000, and the Company recorded a pre-tax gain on the sale of $10,500,000, which is reflected in the caption investment and other income. For more information on the Inmet shares, see Note
6. The Company retains a 30% interest in CLC.

 CLC entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to (euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2006 approximately $74,200,000 was outstanding under the senior secured credit facility and (euro)21,000,000 was outstanding under the senior secured bridge credit facility. The Company and Inmet have also committed to provide financing to CLC which is currently estimated to be (euro)156,000,000 ($205,000,000 at exchange rates in effect on February 15, 2007), of which the Company's share will be 30% ($26,100,000 of which has been loaned as of December 31, 2006). For the years ended December 31, 2006 and 2005, the Company recorded pre-tax income (losses) of $3,800,000 and $(1,600,000), respectively, from this investment under the equity method of accounting.

   -----------------------------------

HomeFed Corporation ("HomeFed")

During 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed's common stock, which represented approximately 30% of HomeFed's outstanding common stock. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $2,900,000, $5,800,000 and $10,000,000, respectively, of pre-tax income from this investment under the equity method of accounting. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

As a result of a 1998 distribution to all of the Company's shareholders, approximately 7.3% and 8.2% of HomeFed is owned by the Company's Chairman and President, respectively. Both are also directors of HomeFed and the Company's President serves as HomeFed's Chairman.

Jefferies Partners Opportunity Fund II, LLC ("JPOF II")

During 2000, the Company invested $100,000,000 in the equity of JPOF II, a limited liability company, which is a registered broker-dealer. JPOF II is managed by Jefferies & Company, Inc. ("Jefferies"), a full service investment bank to middle market companies. JPOF II invests in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $26,200,000, $23,600,000 and $16,200,000, respectively, of pre-tax income from this investment under the equity method of accounting. These earnings were distributed by JPOF II as dividends shortly after the end of each year.

Wintergreen Partners Fund, L.P. ("Wintergreen")

The Company has invested an aggregate of $50,000,000 in Wintergreen, a limited partnership that invests in domestic and foreign debt and equity securities. For the years ended December 31, 2006 and 2005, the Company recorded $11,000,000 and $500,000, respectively, of pre-tax income from this investment under the equity method of accounting. At December 31, 2006, the book value of the Company's investment in Wintergreen was $61,500,000.

EagleRock Capital Partners (QP), LP ("EagleRock")

During 2001, the Company invested $50,000,000 in EagleRock, a limited partnership that invests and trades in securities and other investment vehicles. At December 31, 2006, the book value of the Company's equity investment in EagleRock was $60,400,000, which is net of aggregate distributions of $48,200,000 that were received during 2006 and $3,700,000 in 2004. The Company is currently in discussions with EagleRock as to the timing and manner in which the Company's remaining investment will be remitted by EagleRock to the Company. Pre-tax income (losses) of $16,400,000, $(28,900,000) and $29,400,000 for the
years ended December 31, 2006, 2005 and 2004, respectively, were recorded from this investment under the equity method of accounting.

Safe Harbor Domestic Partners L.P. ("Safe Harbor")

In January 2006, the Company invested $50,000,000 in Safe Harbor, a limited partnership which will principally invest in the securities of Japanese public companies. For the year ended December 31, 2006, the Company recorded $7,600,000 of pre-tax losses from this investment under the equity method of accounting.

   -----------------------------------

Union Square

Union Square, two entities in which the Company had non-controlling equity interests, sold their respective interests in an office complex located on Capitol Hill in Washington, D.C. during 2005. Including repayment of its mortgage loans at closing, the Company's share of the net proceeds was $73,200,000, and the Company recognized a pre-tax gain of $72,300,000 for the year ended December 31, 2005.

Olympus Re Holdings, Ltd. ("Olympus")

During 2001, the Company invested $127,500,000 for a 25% common stock interest in Olympus, a newly formed Bermuda reinsurance company primarily engaged in the property excess, marine and aviation reinsurance business. In 2003, the Company sold a portion of its common shares of Olympus back to Olympus for total proceeds of $79,500,000 as part of an issuer tender offer available to all of its shareholders.

During 2005, Olympus recorded significant losses as a result of estimated insurance claims from Hurricanes Katrina, Rita and Wilma. In early 2006, Olympus raised a significant amount of new equity to replace some, but not all of the capital that was lost as a result of the 2005 hurricanes. Since the Company did not invest additional capital in Olympus, its equity interest was diluted (to less than 4%) such that it no longer applied the equity method of accounting for this investment subsequent to December 31, 2005. For the years ended December 31, 2005 and 2004, the Company recorded $(120,100,000) and $9,700,000, respectively, of pre-tax income (losses) from this investment under the equity method of accounting. In addition, during 2005, the Company recorded an impairment loss of $3,700,000 to reduce the book value of its investment to zero.

Pershing Square, L.P. ("Pershing")

In January 2004, the Company invested $50,000,000 in Pershing, a limited partnership that is authorized to engage in a variety of investing activities. The Company redeemed its interest as of December 31, 2004, and the total amount due from Pershing of $71,300,000 was paid during the first quarter of 2005.

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2006. (Amounts are in thousands.)

                                                                                2006              2005
                                                                                ----              ----

  Assets                                                                      $ 3,553,900    $ 2,750,800
  Liabilities                                                                   1,980,500      1,873,300
                                                                              -----------    -----------
         Net assets                                                           $ 1,573,400    $   877,500
                                                                              ===========    ===========
  The Company's portion of the reported net assets                            $   770,800    $   379,100
                                                                              ===========    ===========

                                                                                2006              2005               2004
                                                                                ----              ----               ----

  Total revenues                                                              $   640,400    $   984,400         $ 916,900
  Income (loss) from continuing operations before
    extraordinary items                                                       $   214,600    $  (484,200)        $ 223,200
  Net income (loss)                                                           $   214,600    $  (484,200)        $ 223,200
  The Company's equity in net income (loss)                                   $    60,100    $   (44,400)        $  91,500


Except for its investment in CLC, the Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its investment.

5. Discontinued Operations:
   -----------------------

Symphony

In July 2006, the Company sold Symphony to RehabCare Group, Inc. for approximately $107,000,000. After satisfaction of Symphony's outstanding credit agreement by the buyer ($31,700,000 at date of sale) and certain sale related obligations, the Company realized net cash proceeds of $62,300,000 and recorded a pre-tax gain on sale of discontinued operations of $53,300,000 ($33,500,000 after tax).

The Company has not classified Symphony's assets and liabilities as discontinued operations because the balances are not material. Summarized information for Symphony's assets and liabilities at December 31, 2005 is as follows (in thousands):


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

ATX

In September 2006, the Company sold ATX to Broadview Networks Holdings, Inc. for aggregate cash consideration of approximately $85,700,000 and recorded a pre-tax gain on sale of discontinued operations of $41,600,000 ($26,100,000 after tax).

The Company has not classified ATX's assets and liabilities as discontinued operations because the balances are not material. Summarized information for ATX's assets and liabilities at December 31, 2005 is as follows (in thousands):



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

   -----------------------

WilTel Communications Group, LLC ("WilTel")

In December 2005, the Company sold WilTel to Level 3 Communications, Inc. ("Level 3") for aggregate cash consideration of $460,300,000 (net of estimated working capital adjustments of approximately $25,500,000), and 115,000,000 newly issued shares of Level 3 common stock. In connection with the sale, the Company retained certain assets and liabilities of WilTel that were not purchased by Level 3. The retained assets include (i) WilTel's headquarters building (including the adjacent parking garage) located in Tulsa, Oklahoma, (ii) cash and cash equivalents in excess of $100,000,000, (iii) corporate aircraft and related capital lease obligations, and (iv) marketable securities. In addition, the Company retained all of WilTel's right to receive certain cash payments from AT&T Inc. (formerly SBC Communications Inc.) totaling $236,000,000, of which $37,500,000 was received prior to closing and the balance was received during 2006. Prior to the closing, WilTel repaid its long-term debt obligations using its funds, together with $220,000,000 of funds advanced by the Company. The retained liabilities also include WilTel's defined benefit pension plan and supplemental retirement plan obligation and certain other employee related liabilities. The agreement with Level 3 requires that all parties make the appropriate filings to treat the purchase of WilTel as a purchase of assets for federal, state and local income and franchise tax purposes. As a result, WilTel's net operating loss carryforwards ("NOLs"), as well as any tax losses generated by the sale, remained with the Company. For more information on the Company's NOLs, see Note 16.

The Company recorded a pre-tax gain on disposal of WilTel of $243,800,000 ($243,800,000 after tax). The calculation of the gain on sale included: (1) the cash proceeds received from Level 3, net of estimated working capital adjustments; (2) the fair value of the Level 3 common shares of $339,300,000, based on the $2.95 per share closing price of Level 3 common stock immediately prior to closing; (3) the amount of the AT&T cash payments that had not been previously accrued prior to closing ($175,900,000); (4) an impairment charge for WilTel's headquarters building described below; and (5) the net book value of the net assets sold and estimated expenses and other costs related to the transaction.

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

The facility is a fifteen story, 740,000 square foot office building located in downtown Tulsa, Oklahoma for which construction was substantially completed in 2001, with a total of approximately 640,000 rentable square feet. Approximately 236,000 square feet of the rentable space is leased to various tenants under primarily short-term leases that expire at the end of 2008, subject to renewal options. The building is considered to be Class A office space, and the Company believes that the best value for the building would be obtained by selling the building to an owner/occupant. The facility is being marketed for sale at a gross selling price of $80,000,000, including furniture, fixtures and equipment.

The Company utilized a discounted cash flow technique to determine the fair value of the facility. In order to estimate the amount which could ultimately be realized upon the sale of the facility, the Company had a market analysis prepared of sales and leasing activity for the downtown Tulsa market. The analysis identified the range of historical selling prices for properties of comparable quality, including the age, size and occupancy rates of the properties sold, properties currently available for sale or lease, current market occupancy rates and recent leasing rates. Since the facility is being marketed to an owner/occupant, the cash flow estimates reflect that it may take from two to five years before a buyer is identified and the facility can be sold. The cash flow estimates assume that tenants will only fulfill their minimum rental commitment; the Company did not assume that space which is currently vacant will be leased, which results in negative operating cash flow prior to sale. The Company's cash flow estimates reflect a range of possible outcomes since the timing of the sale and the ultimate price that the Company will realize for the facility is uncertain.

   -----------------------

For the year ended December 31, 2006, gain on disposal of discontinued operations includes $2,400,000 of pre-tax gains ($1,500,000 after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments related to WilTel.

Real Estate

In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. After satisfaction of mortgage indebtedness on the hotel of $22,100,000 at closing, the Company received net cash proceeds of approximately $73,000,000, and recorded a pre-tax gain of $56,600,000 ($56,600,000 after tax) reflected in discontinued operations for the year ended December 31, 2005. Historical operating results for the hotel were not material.

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

Other

Gain on disposal of discontinued operations for 2006 includes a pre-tax loss of $900,000 from the sale of the Company's gas properties during the third quarter. Income (loss) from discontinued operations for 2006 includes $2,900,000 of pre-tax losses related to these gas properties; amounts for the 2005 and 2004 periods were not material.

In 2006, the Company received $3,000,000 from a former insurance subsidiary which, for many years, has been undergoing liquidation proceedings controlled by state insurance regulators. The Company reflected the amount received as a gain on disposal of discontinued operations. For income tax purposes, the payment is treated as a non-taxable distribution paid by a subsidiary; as a result, no tax expense has been recorded.

In December 2005, the Company sold its interest in an Argentine shoe manufacturer that had been acquired earlier in the year. Although there was no material gain or loss on disposal, results of discontinued operations during 2005 include a pre-tax loss of $4,400,000 ($4,400,000 after tax).

In the fourth quarter of 2004, the Company sold its geothermal power business and classified it as a discontinued operation. The Company received proceeds of $14,800,000, net of closing costs, and recognized a pre-tax gain of $200,000.

During 2004, the Company recorded $2,200,000 as gain on disposal of discontinued operations (net of minority interest), which represented the estimated fair value of warrants whose vesting criteria became satisfied. These warrants had been received during 2003 as part of the sales proceeds from the discontinued operations of WebLink Wireless, Inc. The gain was not reduced for any federal income tax expense due to WebLink's large net operating loss carryforwards.

A summary of the results of discontinued operations is as follows for the three year period ended December 31, 2006 (in thousands):

   -----------------------


                                                                                     2006             2005              2004
                                                                                     ----             ----              ----

Revenues and other income:
   Telecommunications revenues                                                 $      118,987    $    1,855,130   $   1,582,948
   Healthcare revenues                                                                110,370           239,046         257,262
   Investment and other income                                                          2,790           116,006          42,404
   Net securities gains                                                                 --                3,483           6,372
                                                                               --------------    --------------   -------------
                                                                                      232,147         2,213,665       1,888,986
                                                                               --------------    --------------   -------------
Expenses:
   Telecommunications cost of sales                                                    72,231         1,290,409       1,129,248
   Healthcare cost of sales                                                            95,628           203,149         216,333
   Interest                                                                             1,321            30,389          36,612
   Salaries                                                                            26,889           180,348         153,069
   Depreciation and amortization                                                       10,018           171,395         208,495
   Selling, general and other expenses                                                 29,888           222,679         205,037
                                                                               --------------    --------------   -------------
                                                                                      235,975         2,098,369       1,948,794
                                                                               --------------    --------------   -------------
       Income (loss) from discontinued operations before income taxes                  (3,828)          115,296         (59,808)
Income tax provision (benefit)                                                            132               (33)            352
                                                                               --------------    --------------   -------------
       Income (loss) from discontinued operations, net of taxes                $       (3,960)   $      115,329   $     (60,160)
                                                                               ==============    ==============   =============

6. Investments:
   -----------

A summary of investments classified as current assets at December 31, 2006 and 2005 is as follows (in thousands):

                                                                              2006                                2005
                                                                ------------------------------      -------------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                    Cost          Fair Value          Cost            Fair Value
                                                                ---------        ------------        --------        ----------


Investments available for sale                                   $ 803,034        $  809,927       $ 1,206,973       $ 1,206,195
Trading securities                                                  79,526            80,321           103,978           105,541
Other investments, including accrued interest income                13,725            13,725            11,826            11,826
                                                                 ---------        ----------       -----------       -----------
   Total current investments                                     $ 896,285        $  903,973       $ 1,322,777       $ 1,323,562
                                                                 =========        ==========       ===========       ===========


   -----------

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2006 and 2005 are as follows (in thousands):


                                                                                         Gross           Gross          Estimated
                                                                        Amortized       Unrealized      Unrealized        Fair
                                                                          Cost           Gains           Losses           Value
                                                                          ----           -----           ------           -----

2006
----
Bonds and notes:
   United States Government and agencies                             $   440,375        $    99        $   155        $   440,319
   U.S. Government-Sponsored Enterprises                                 192,357              2            100            192,259
   All other corporates                                                  165,396          5,202             56            170,542
                                                                     -----------        -------        -------        -----------
       Total fixed maturities                                            798,128          5,303            311            803,120
                                                                     -----------        -------        -------        -----------
Equity securities:
   Industrial, miscellaneous and all other                                 4,906          1,901           --                6,807
                                                                     -----------        -------        -------        -----------
       Total equity securities                                             4,906          1,901           --                6,807
                                                                     -----------        -------        -------        -----------
       Total                                                         $   803,034        $ 7,204        $   311        $   809,927
                                                                     ===========        =======        =======        ===========

2005
----
Bonds and notes:
   United States Government and agencies                             $   818,967        $   107        $   597        $   818,477
   U.S. Government-Sponsored Enterprises                                 199,030             17            377            198,670
   Foreign governments                                                     1,503             17           --                1,520
   All other corporates                                                  187,473            476            421            187,528
                                                                     -----------        -------        -------        -----------
       Total                                                         $ 1,206,973        $   617        $ 1,395        $ 1,206,195
                                                                     ===========        =======        =======        ===========

Trading securities at December 31, 2006 and 2005 is comprised of other investments, principally INTL's investment in a master fund.

A summary of non-current investments at December 31, 2006 and 2005 is as follows (in thousands):

                                                                              2006                               2005
                                                                     ---------------------------      ----------------------------
                                                                                   Carrying Value                   Carrying Value
                                                                       Amortized   and Estimated       Amortized     and Estimated
                                                                         Cost        Fair Value         Cost          Fair Value
                                                                         ----        ----------         ----          ----------

Investments available for sale                                       $ 1,131,198    $ 1,283,261       $  762,178     $  825,716
Other investments                                                        182,588        182,588          151,611        151,611
                                                                     -----------    -----------       ----------     ----------
   Total non-current investments                                     $ 1,313,786    $ 1,465,849       $  913,789     $  977,327
                                                                     ===========    ===========       ==========     ==========

Other non-current investments include 5,600,000 common shares of Inmet, which have a cost and carrying value of $78,000,000 at December 31, 2006 and 2005. Although the Inmet shares have registration rights, they may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee of CLC's credit facilities. At acquisition, the fair value of the Inmet common stock was determined to be approximately 90% of the then current trading price as a result of these transferability restrictions. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At December 31, 2006, the market value of the Inmet shares is approximately $299,800,000.

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction (Symbol: FMG).

   -----------

In exchange for its cash investment, the Company received 26,400,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a 13 year, $100,000,000 note of FMG. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas only. The note is unsecured and subordinate to the project's senior secured debt. At the date of acquisition, the Company's investment in Fortescue's common shares was recorded at its aggregate fair value, based on the closing price of Fortescue's common shares on that date. Subsequent to acquisition, the Company's investment in the Fortescue common shares are classified as a non-current available for sale investment and carried at market value as of each balance sheet date. At December 31, 2006, the market value of the Fortescue common shares was $276,300,000.

For accounting purposes, the Company bifurcated its remaining investment into a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 has been classified with other non-current assets, and will be amortized to expense as the 4% of revenue is earned.

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2006 and 2005 are as follows (in thousands):

                                                                                           Gross            Gross        Estimated
                                                                        Amortized        Unrealized       Unrealized       Fair
                                                                           Cost            Gains           Losses          Value
                                                                           ----            -----           ------          -----

2006
----
Bonds and notes:
   United States Government and agencies                               $    61,098       $     --          $   850      $    60,248
   U.S. Government-Sponsored Enterprises                                   337,397              612          4,366          333,643
   States, municipalities and political subdivisions                            50             --              --                50
   All other corporates                                                    153,175            6,508            291          159,392
                                                                       -----------       ----------        -------      -----------
       Total fixed maturities                                              551,720            7,120          5,507          553,333
                                                                       -----------       ----------        -------      -----------

Equity securities:
   Preferred stocks                                                          8,331               35            --             8,366
   Common stocks:
     Banks, trusts and insurance companies                                  12,340            9,744            --            22,084
     Industrial, miscellaneous and all other                               558,807          142,876          2,205          699,478
                                                                       -----------       ----------        -------      -----------
       Total equity securities                                             579,478          152,655          2,205          729,928
                                                                       -----------       ----------        -------      -----------

                                                                       $ 1,131,198       $  159,775        $ 7,712      $ 1,283,261
                                                                       ===========       ==========        =======      ===========

2005
----
Bonds and notes:
   United States Government and agencies                               $    39,037       $       25        $   584      $    38,478
   U.S. Government-Sponsored Enterprises                                   141,265              106          1,428          139,943
   All other corporates                                                    160,190           37,677          1,675          196,192
                                                                       -----------       ----------        -------      -----------
       Total fixed maturities                                              340,492           37,808          3,687          374,613
                                                                       -----------       ----------        -------      -----------

Equity securities:
   Preferred stocks                                                          5,569             --              118            5,451
   Common stocks:
     Banks, trusts and insurance companies                                  12,340           10,010            --            22,350
     Industrial, miscellaneous and all other                               403,777           28,817          9,292          423,302
                                                                       -----------       ----------        -------      -----------
       Total equity securities                                             421,686           38,827          9,410          451,103
                                                                       -----------       ----------        -------      -----------

                                                                       $   762,178       $   76,635        $13,097      $   825,716
                                                                       ===========       ==========        =======      ===========


   -----------

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                        Estimated
                                                                                         Amortized         Fair
                                                                                           Cost           Value
                                                                                           ----           -----
                                                                                            (In thousands)

Due after one year through five years                                                   $  121,077      $  125,584
Due after five years through ten years                                                       6,181           6,219
Due after ten years                                                                         55,608          57,266
                                                                                        ----------      ----------
                                                                                           182,866         189,069
Mortgage-backed securities                                                                 368,854         364,264
                                                                                        ----------      ----------
                                                                                        $  551,720      $  553,333
                                                                                        ==========      ==========

Non-current available for sale equity securities at December 31, 2005 included 115,000,000 shares of Level 3 common stock received in connection with the sale of WilTel (see Note 5), with a cost of $339,300,000 and an estimated fair value of $330,100,000. During 2006, the Company sold all of its shares of Level 3 common stock for total proceeds of $376,600,000 and recorded a pre-tax gain of $37,400,000.

During 2005, the Company sold all 375,000 common shares of White Mountains Insurance Group, Ltd. ("WMIG") that it owned, and recorded a security gain of $146,000,000. The Company purchased the shares in 2001 for $75,000,000.

Net unrealized gains (losses) on investments were $37,800,000, $(22,400,000) and $153,200,000 at December 31, 2006, 2005 and 2004, respectively. Reclassification adjustments included in comprehensive income for the three year period ended December 31, 2006 are as follows (in thousands):

                                                                                        2006             2005            2004
                                                                                        ----             ----            ----

Unrealized holding gains (losses) arising during the period, net of
   taxes of $48,799, $0 and $0                                                     $    86,004      $  12,707      $  (26,623)
Less:  reclassification adjustment for (gains) losses included in net
   income, net of taxes of $14,650, $0 and $0                                          (25,817)      (188,284)         18,031
                                                                                   -----------      ---------      ----------
Net change in unrealized gains (losses) on investments, net of taxes
   of $34,149, $0 and $0                                                           $    60,187      $(175,577)     $   (8,592)
                                                                                   ===========      =========      ==========

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at December 31, 2006 (in thousands):

                                                                                                           Unrealized
Description of Securities                                                              Fair Value           Losses
-------------------------                                                              ----------           ------

United States Government and agencies                                                $     230,299         $     157
U.S. Government-Sponsored Enterprises                                                      177,579               112
Mortgage-backed securities                                                                 171,614             2,709
Corporate bonds                                                                            137,600               226
Marketable equity securities                                                                20,259             2,205
                                                                                     -------------         ---------
   Total temporarily impaired securities                                             $     737,351         $   5,409
                                                                                     =============         =========

   -----------

The unrealized losses on the securities issued by the United States Government and agencies, the U.S. Government-Sponsored Enterprises and the mortgage-backed securities were caused by interest rate increases and were considered to be minor (approximately .1%, .1% and 1.6%, respectively). The unrealized losses on the securities issued by the United States Government and agencies relate to 8 securities which were purchased in 2006 and substantially all of which mature in 2007. The unrealized losses on the U.S. Government-Sponsored Enterprises relate to 10 securities which were purchased in 2006 and substantially all of which mature in 2007. The unrealized losses on the mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises) relate to 52 securities substantially all of which were purchased in 2006. The unrealized losses related to the corporate bonds and marketable equity securities are not considered to be an other than temporary impairment. This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment.

At December 31, 2006, the Company's investments which have been in a continuous unrealized loss position for 12 months or longer are comprised of 47 securities which had aggregate gross unrealized losses of approximately $2,600,000 and an aggregate fair value of approximately $134,100,000. These securities are primarily mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises).

At December 31, 2006 and 2005, the aggregate carrying amount of the Company's investment in securities that are accounted for under the cost method totaled $182,600,000 and $151,600,000, respectively. Of this amount, $78,000,000 relates to the Company's investment in the Inmet common shares, which had a market value in excess of the carrying amount. The fair value of the remaining cost method securities was not estimated as there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and it was not practicable to estimate the fair value of these investments.

Securities with book values of $12,400,000 and $12,300,000 at December 31, 2006 and 2005, respectively, collateralized certain swap agreements, and securities with a book value of $11,100,000 at December 31, 2005 collateralized certain debt obligations and a related letter of credit.

7. Trade, Notes and Other Receivables, Net:
   ----------------------------------------

A summary of current trade, notes and other receivables, net at December 31, 2006 and 2005 is as follows (in thousands):

                                                                                       2006              2005
                                                                                       ----              ----

   Trade receivables                                                               $   25,745        $  115,538
   Receivable from AT&T (a)                                                              --             198,500
   Receivable from EagleRock                                                             --              16,636
   Instalment loan receivables                                                            903             1,257
   Receivables related to securities                                                   24,962            39,387
   Receivables relating to real estate activities                                       6,591             5,602
   Other                                                                               13,242            15,393
                                                                                   ----------        ----------
                                                                                       71,443           392,313
   Allowance for doubtful accounts                                                     (1,621)          (15,097)
                                                                                   ----------        ----------
       Total current trade, notes and other receivables, net                       $   69,822        $  377,216
                                                                                   ==========        ==========

 (a) See Note 5 for more information.

8. Intangible Assets, Net and Goodwill:
   -----------------------------------

A summary of these assets at December 31, 2006 and 2005 is as follows (in thousands):

                                                                                        2006             2005
                                                                                        ----             ----

Intangibles:
   Customer relationships, net of accumulated amortization of $11,768
     and $6,686                                                                     $    46,967     $    58,911
   Trademarks and tradename, net of accumulated amortization of $227
     and $268                                                                             1,642           4,140
   Software, net of accumulated amortization of $701                                        --            4,399
   Patents, net of accumulated amortization of $298 and $142                              2,032           2,188
   Other, net of accumulated amortization of $1,727 and $1,488                              645           1,446
Goodwill                                                                                  8,151          13,999
                                                                                    -----------     -----------
                                                                                    $    59,437     $    85,083
                                                                                    ===========     ===========

During 2006, the Company recorded $4,400,000 of new intangible assets, principally customer relationships (which are being amortized on a straight-line basis over a weighted-average period of approximately five years), resulting from acquisitions by the plastics manufacturing segment and the other operations segment.

During 2005, in connection with the acquisitions of NSW and Idaho Timber, the Company recorded customer relationship intangible assets and other intangible assets which are amortized over their estimated useful lives, and goodwill which is not being amortized. In addition, during October 2005 Conwed Plastics acquired the manufacturing assets of a competitor for approximately $4,300,000, and allocated $3,200,000 of the purchase price to intangible assets, principally customer relationships. These intangible assets are being amortized on a straight-line basis over their estimated useful lives. Intangible assets, net at December 31, 2005 includes $16,500,000 related to ATX, which was sold in September 2006.

Amortization expense on intangible assets was $7,700,000 and $5,800,000 for the years ended December 31, 2006 and 2005, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2007 - $7,100,000; 2008 - $6,600,000; 2009 - $6,100,000;
2010 - $5,800,000; and 2011 - $5,500,000.

At December 31, 2006 and 2005, goodwill included $8,200,000 at Conwed Plastics; at December 31, 2005, goodwill also included $5,800,000 related to ATX.

9. Other Assets:
   -------------

A summary of non-current other assets at December 31, 2006 and 2005 is as follows (in thousands):

                                                                                      2006            2005
                                                                                      ----            ----

Real Estate                                                                       $   176,728      $   166,188
Unamortized debt expense                                                               16,216           17,993
Restricted cash                                                                        20,603           27,018
Prepaid mining interest                                                               184,315            --
Other                                                                                   3,827           29,402
                                                                                  -----------      -----------
                                                                                  $   401,689      $   240,601
                                                                                  ===========      ===========

The Company's prepaid mining interest relates to its investment in Fortescue, which is more fully explained in Note 6.

10. Property, Equipment and Leasehold Improvements, Net:
    ---------------------------------------------------

A summary of property, equipment and leasehold improvements, net at December 31, 2006 and 2005 is as follows (in thousands):

                                                                                Depreciable
                                                                                   Lives
                                                                                 (in years)            2006              2005
                                                                                 ----------            ----              ----

Buildings and leasehold improvements                                              3-45              $   131,122    $    136,460
Machinery and equipment                                                           3-25                  101,104          93,740
Network equipment                                                                 5-15                   30,587          14,524
Corporate aircraft                                                                  10                   87,981          87,981
Computer equipment and software                                                    2-5                    3,921           9,520
General office furniture and fixtures                                             2-10                    7,131           8,933
Construction in progress                                                          N/A                     3,291           4,978
Other                                                                              3-7                    5,144           7,645
                                                                                                    -----------    ------------
                                                                                                        370,281         363,781
   Accumulated depreciation and amortization                                                           (136,065)       (126,760)
                                                                                                    -----------    ------------

                                                                                                    $   234,216    $    237,021
                                                                                                    ===========    ============

11. Trade Payables, Expense Accruals, Other Current Liabilities and Other
    ---------------------------------------------------------------------
    Non-Current Liabilities:
    -----------------------

A summary of trade payables and expense accruals at December 31, 2006 and 2005 is as follows (in thousands):

                                                                                       2006             2005
                                                                                       ----             ----

   Trade payables                                                                   $  16,061         $  26,080
   Payables related to securities                                                      15,883            24,268
   Accrued compensation, severance and other employee benefits                         42,320            80,515
   Taxes other than income                                                              1,684             7,228
   Accrued interest payable                                                            20,739            21,997
   Due to Level 3                                                                        --              25,490
   Other                                                                               31,052            45,058
                                                                                    ---------         ---------
                                                                                    $ 127,739         $ 230,636
                                                                                    =========         =========

At December 31, 2005, other current liabilities includes $29,100,000 related to the defined benefit pension plans.

A summary of other non-current liabilities at December 31, 2006 and 2005 is as follows (in thousands):


                                                                                       2006             2005
                                                                                       ----             ----

   Postretirement and postemployment benefits                                       $   6,078         $   8,165
   Pension liability                                                                   40,351            73,729
   Liabilities related to real estate activities                                        4,015             4,334
   Other                                                                               39,824            35,665
                                                                                    ---------         ---------
                                                                                    $  90,268         $ 121,893
                                                                                    =========         =========


12. Indebtedness:
    ------------

The principal amount, stated interest rate and maturity date of outstanding debt at December 31, 2006 and 2005 are as follows (dollars in thousands):

                                                                                             2006             2005
                                                                                             ----             ----

Parent Company Debt:
   Senior Notes:
      Bank credit facility                                                               $    --        $    --
      7 3/4% Senior Notes due 2013, less debt discount of $355 and $395                       99,645         99,605
      7% Senior Notes due 2013, net of debt premium of $904 and $1,009                       375,904        376,009
   Subordinated Notes:
      7 7/8% Senior Subordinated Notes due 2006, less debt discount of $9                     --             21,667
      3 3/4% Convertible Senior Subordinated Notes due 2014                                  350,000        350,000
      8.65% Junior Subordinated Deferrable Interest Debentures
       due 2027                                                                               98,200         98,200
Subsidiary Debt:
    Repurchase agreements                                                                    181,763         92,094
    Aircraft financing                                                                        41,335         43,448
    Industrial Revenue Bonds (with variable interest)                                          --             9,815
    Capital leases due 2007 through 2015 with a weighted average
      interest rate of 12.2%                                                                   9,418         10,101
    Symphony credit agreement                                                                  --            27,108
    Other due 2007 through 2011 with a weighted average interest
      rate of 11.7%                                                                            3,196         34,335
                                                                                         -----------    -----------
       Total debt                                                                          1,159,461      1,162,382
Less:  current maturities                                                                   (184,815)      (175,664)
                                                                                         -----------    -----------
       Long-term debt                                                                    $   974,646    $   986,718
                                                                                         ===========    ===========

Parent Company Debt:

In June 2006, the Company entered into a new credit agreement with various bank lenders for a $100,000,000 unsecured credit facility that matures in five years and bears interest based on the Eurocurrency rate or the prime rate. The Company's existing credit agreement was terminated. At December 31, 2006, no amounts were outstanding under this bank credit facility.

In April 2004, the Company sold $350,000,000 principal amount of its 3 3/4% Convertible Senior Subordinated Notes due 2014 in a private placement transaction. The notes are convertible into the Company's common shares at $22.97 per share at any time before their maturity, subject to certain restrictions contained in the notes, at a conversion rate of 43.5414 shares per each $1,000 principal amount of notes subject to adjustment (an aggregate of 15,239,490 shares).

Subsidiary Debt:

Debt due within one year includes $181,800,000 and $92,100,000 as of December 31, 2006 and 2005, respectively, relating to repurchase agreements. At December 31, 2006, these fixed rate repurchase agreements have a weighted average interest rate of approximately 5.3%, mature at various dates through June 2007 and are secured by non-current investments with a carrying value of $182,900,000.

    ------------

During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The interest rate at December 31, 2006 was 9.3%. The subsidiary has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%. The subsidiary would have paid $300,000 and $700,000 at December 31, 2006 and 2005, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation. The Parent company has guaranteed this financing.

Capital leases primarily consist of a sale-leaseback transaction related to certain corporate aircraft; the lease term expires in 2015.

Symphony had a $50,000,000 revolving credit facility, of which $27,100,000 was outstanding at December 31, 2005. As discussed more fully in Note 5, Symphony's outstanding debt was satisfied as part of its sale in July 2006.

Other subsidiary debt at December 31, 2005 included a mortgage financing related to Square 711 that was repaid in connection with the sale of that property in February 2006. The mortgage balance was $32,000,000 at December 31, 2005.

The Company's debt instruments require maintenance of minimum Tangible Net Worth, limit distributions to shareholders and limit Indebtedness and Funded Debt, all as defined in the agreements. In addition, the debt instruments contain limitations on investments, liens, contingent obligations and certain other matters. As of December 31, 2006, cash dividends of approximately $885,300,000 would be eligible to be paid under the most restrictive covenants.

At December 31, 2006, $247,500,000 of other assets (primarily investments and property) are pledged for indebtedness aggregating $233,000,000.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2011 are as follows: 2007 - $184,800,000; 2008 - $5,600,000;
2009 - $3,000,000; 2010 - $3,100,000; and 2011 - $33,900,000.

The weighted average interest rate on short-term borrowings (consisting of subsidiary revolving credit agreements at December 31, 2005 and repurchase agreements at December 31, 2006 and 2005) was 5.3% and 4.7% at December 31, 2006 and 2005, respectively.

13. Common Shares, Stock Options and Preferred Shares:
    -------------------------------------------------

The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In December 1999, the Company's Board of Directors increased to 6,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 2006, the Company acquired 13,902 common shares at an average price of $25.45 per common share, all in connection with stock option exercises. At December 31, 2006, the Company is authorized to repurchase 1,452,393 common shares.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As a result of the adoption of SFAS 123R, compensation cost increased by $15,200,000 for the year ended December 31, 2006 and net income decreased by $9,800,000 for the year ended December 31, 2006. Had the Company used the fair value based accounting method for 2005 and 2004, compensation cost would have been higher by $1,600,000 and $1,000,000, respectively, and primary and diluted earnings per share would not have changed materially. As of December 31, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $31,900,000; this cost is expected to be recognized over a weighted-average period of 1.8 years.

    -------------------------------------------------

As of December 31, 2006, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan. The fixed stock option plan provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year. The maximum number of common shares that may be acquired through the exercise of options or rights under this plan cannot exceed 2,519,150. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of December 31, 2006, 1,516,150 shares were available for grant under the plan.

The senior executive warrant plan provides for the issuance, subject to shareholder approval, of warrants to purchase up to 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to 105% of the closing price per share of a common share on the date of grant. On March 6, 2006, the Company's Board of Directors approved, subject to shareholder approval, the grant of warrants to purchase 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to $28.515 per share (105% of the closing price per share of a common share on that date). In May 2006, shareholder approval was received and the warrants were issued. The warrants expire in 2011 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year. At December 31, 2006, 4,000,000 warrants were outstanding and 800,000 were exercisable but had no aggregate intrinsic value as the exercise price exceeded the market value. Both the outstanding and exercisable warrants had a weighted-average remaining contractual term of 4.2 years. No warrants were exercised or forfeited during 2006.

During the second quarter of 2000, pursuant to shareholder approval, warrants to purchase 1,200,000 common shares were issued to each of the Company's Chairman and President. The warrants were exercisable through May 15, 2005 at an exercise price of $7.99 per common share (105% of the closing price of a common share on the date of grant). In June 2004, Joseph S. Steinberg, President of the Company, sold all of his warrants to Jefferies based on the value of $16.67 per Leucadia share. In September 2004, Ian M. Cumming, Chairman of the Board of the Company, and others (principally family members) sold warrants to purchase 723,000 of the Company's common shares to Jefferies based on a value of $18.34 per Leucadia share. Jefferies exercised all of the warrants during 2004. Additionally, in September 2004, Mr. Cumming and others (principally family members) exercised warrants to purchase 477,000 shares at an exercise price of $7.99 per share. During 2004, the Company filed two registration statements covering the shares owned by Jefferies and each were effective for a thirty day period.

    -------------------------------------------------

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2006 is as follows:

                                                                                                       Weighted-
                                                                    Common            Weighted-          Average
                                                                    Shares             Average         Remaining        Aggregate
                                                                    Subject           Exercise        Contractual       Intrinsic
                                                                   to Option            Prices           Term             Value
                                                                   ---------            ------           ----             -----

Balance at December 31, 2003                                        1,458,360           $ 9.18
   Granted                                                          1,455,000           $21.68
   Exercised                                                         (330,300)          $ 8.62                       $   2,900,000
                                                                                                                     =============
   Cancelled                                                          (28,200)          $ 9.96
                                                                  -----------

Balance at December 31, 2004                                        2,554,860           $16.36
   Granted                                                             12,000           $18.03
   Exercised                                                         (431,600)          $ 8.55                       $   5,200,000
                                                                                                                     =============
   Cancelled                                                         (180,000)          $21.75
                                                                  -----------

Balance at December 31, 2005                                        1,955,260           $17.60
   Granted                                                          1,037,000           $27.42
   Exercised                                                         (300,010)          $12.79                       $   4,400,000
                                                                                                                     =============
   Cancelled                                                          (34,000)          $23.40
                                                                  -----------

Balance at December 31, 2006                                        2,658,250           $21.90        4.3 years      $  16,800,000
                                                                  ===========                         =========      =============
Exercisable at December 31, 2006                                      526,350           $14.92        2.5 years      $   7,000,000
                                                                  ===========                         =========      =============

  The following summary presents the weighted-average assumptions used for grants made during each of the three years in the period ended December 31, 2006:

                                                                         2006                          2005                2004
                                                            ---------------------------------       -----------          ----------
                                                                Options             Warrants          Options              Options
                                                                -------             --------          -------              -------

Risk free interest rate                                            4.47%               4.95%               3.77%             3.29%
Expected volatility                                               22.85%              23.05%              23.58%            19.06%
Expected dividend yield                                             .90%                .41%                .69%              .38%
Expected life                                                  4.0 years           4.3 years           4.3 years         3.7 years
Weighted-average fair value per grant                              $6.25               $9.39               $4.29             $4.15

The expected life assumptions were based on historical behavior and incorporated post-vesting forfeitures for each type of award and population identified. The expected volatility was based on the historical behavior of the Company's stock price.

At December 31, 2006 and 2005, 4,174,400 and 2,474,410, respectively, of the Company's common shares were reserved for stock options and 15,239,490 of the Company's common shares were reserved for the 3 3/4% Convertible Senior Subordinated Notes. At December 31, 2006, 4,000,000 of the Company's common shares were reserved for warrants.

At December 31, 2006 and 2005, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

14. Net Securities Gains:
    --------------------

The following summarizes net securities gains for each of the three years in the period ended December 31, 2006 (in thousands):

                                                                                   2006               2005             2004
                                                                                   ----               ----             ----

Net realized gains on securities                                               $ 129,734           $ 222,258         $ 140,581
Write-down of investments (a)                                                    (12,940)            (12,230)           (4,589)
Net unrealized gains (losses) on trading securities                                  365              (1,212)              572
                                                                               ---------           ---------         ---------
                                                                               $ 117,159           $ 208,816         $ 136,564
                                                                               =========           =========         =========

(a) Consists of a provision to write down investments in certain available for sale securities in 2006, 2005 and 2004.

Proceeds from sales of investments classified as available for sale were $2,932,800,000, $1,979,300,000 and $1,435,900,000 during 2006, 2005 and 2004, respectively. Gross gains of $134,200,000, $204,600,000 and $135,900,000 and gross losses of $3,200,000, $2,400,000 and $1,600,000 were realized on these sales during 2006, 2005 and 2004, respectively.

15. Other Results of Operations Information:
    ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2006 consists of the following (in thousands):

                                                                                       2006             2005            2004
                                                                                       ----             ----            ----

Interest on short-term investments                                                $   10,909        $    7,537      $    1,693
Dividend income                                                                       12,019             6,817           9,279
Interest on fixed maturities                                                          91,634            46,440          25,606
Interest on notes receivable                                                           8,092             1,880             945
Other investment income                                                                3,703               977           1,663
Gains on sale of real estate and other assets, net of costs                           75,729            25,366          45,231
Gain on sale of associated companies                                                  27,508               --              --
Recovery of bankruptcy claims                                                          7,371               --              --
Banking and lending, including gains on sale of loan portfolios
   of $16,304 in 2004                                                                    154               293          26,341
Rental income                                                                          7,023            11,870          23,176
Winery revenues                                                                       20,822            18,868          13,840
Other                                                                                 29,714            28,766          31,173
                                                                                  ----------        ----------      ----------
                                                                                  $  294,678        $  148,814      $  178,947
                                                                                  ==========        ==========      ==========

In January 2004, the Company exercised an option to sell two of its corporate aircraft for total proceeds of approximately $38,800,000. The option was received in connection with the purchase of two new corporate aircraft. The Company completed the sales in July 2004, and reported a pre-tax gain of $11,300,000.

In February 2006, 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, completed the sale of 8 acres of unimproved land in Washington, D.C. for aggregate cash consideration of $121,900,000. The land was acquired by Square 711 in September 2003 for cash consideration of $53,800,000. After satisfaction of mortgage indebtedness on the property of $32,000,000 and other closing payments, the Company received net cash proceeds of $75,700,000, and recorded a pre-tax gain of $48,900,000.

    ---------------------------------------

Taxes, other than income or payroll, amounted to $3,900,000, $3,200,000 and $3,000,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising costs amounted to $900,000, $900,000 and $600,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and development costs charged to expense were $16,500,000 for the year ended December 31, 2006; such costs were not material for the years ended December 31, 2005 and 2004.

16. Income Taxes:
    -------------

The principal components of deferred taxes at December 31, 2006 and 2005 are as follows (in thousands):

                                                                                       2006             2005
                                                                                       ----             ----

Deferred Tax Asset:
   Securities valuation reserves                                                 $     46,550      $     46,473
   Property and equipment                                                              28,741            31,547
   Other assets                                                                        25,397            35,224
   NOL carryover                                                                    1,899,654         1,870,100
   Other liabilities                                                                   51,009            60,622
                                                                                 ------------      ------------
                                                                                    2,051,351         2,043,966
   Valuation allowance                                                               (911,777)         (804,829)
                                                                                 ------------      ------------
                                                                                    1,139,574         1,239,137
                                                                                 ------------      ------------
Deferred Tax Liability:
   Unrealized gains on investments                                                    (65,507)          (21,947)
   Depreciation                                                                       (22,131)          (30,241)
   Other                                                                              (60,063)          (51,849)
                                                                                 ------------      ------------
                                                                                     (147,701)         (104,037)
                                                                                 ------------      ------------
   Net deferred tax asset                                                        $    991,873      $  1,135,100
                                                                                 ============      ============

As of December 31, 2006, the Company had consolidated federal NOLs of $529,000,000, none of which expire prior to 2023, that may be used to offset the taxable income of any member of the Company's consolidated tax group. In addition, the Company has $4,690,000,000 of federal NOLs that are only available to offset the taxable income of certain subsidiaries. Except for $20,000,000 of NOLs that expire in 2011, none of the remaining NOLs expire prior to 2017. Capital loss carryforwards of $10,000,000, which expire in 2007, and foreign NOLs of $6,000,000 are not reflected in the table since the Company does not expect it will be able to use the carryforwards before they expire. The Company also has various state NOLs that expire at different times. Uncertainties that may affect the utilization of the Company's tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

The increase in the valuation allowance during 2006 is principally due to the utilization of previously unrecognized capital losses in the Company's 2005 federal income tax return, which resulted in a larger NOL than previously estimated.

As of December 31, 2004, the Company carried a valuation allowance that fully reserved for its net deferred tax asset, because the Company could not demonstrate it would have the future taxable income necessary to realize that asset. During 2005, as a result of the consummation of certain transactions and ongoing operating profits, the Company prepared updated projections of future taxable income. The Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense during 2005. In future years the Company will record income tax provisions equal to its effective income tax rate, unless there is a further adjustment to the valuation allowance.

    ------------

The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized was strongly influenced by its historical ability to generate significant amounts of taxable income. The Company's estimate of future taxable income considered all available evidence, both positive and negative, about its current operations and investments, included an aggregation of individual projections for each material operation and investment and included all future years that the Company estimated it would have available NOLs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded.

The Company's total comprehensive income in 2004 enabled it to realize certain acquired deferred tax assets which had been fully reserved for at the acquisition of WilTel. The resulting reduction in the valuation allowance for deferred tax assets ($22,300,000 in 2004) was applied to reduce the recorded amount of identifiable intangible assets to zero.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company's certificate of incorporation includes a charter restriction that prohibits transfers of the Company's common stock under certain circumstances.

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2006 was as follows, excluding amounts allocated to equity in associated companies and discontinued operations (in thousands):

                                                                                      2006               2005             2004
                                                                                      ----               ----             ----

State income taxes                                                                $     3,682       $     3,848    $     3,066
Resolution of state tax contingencies                                                  (8,000)            --             --
Federal income taxes:
   Current                                                                              1,721             --           (31,143)
   Deferred                                                                            44,203             --             7,242
Reversal of valuation allowance                                                         --           (1,135,100)          --
Currently payable foreign income taxes                                                    165               214            291
                                                                                  -----------       -----------    -----------
                                                                                  $    41,771       $(1,131,038)   $   (20,544)
                                                                                  ===========       ===========    ===========

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

                                                                                    2006               2005             2004
                                                                                    ----               ----             ----

Expected federal income tax                                                       $    46,837       $    47,052    $    37,388
State income taxes, net of federal income tax benefit                                   2,393             2,501          1,993
Reversal of valuation allowance                                                       --             (1,135,100)          --
Resolution of tax contingencies                                                        (8,000)            --           (27,300)
Permanent differences                                                                     434             --            (5,700)
Federal income tax carryback refund                                                   --                  --            (3,858)
Recognition of acquired WilTel federal tax benefits                                   --                (46,951)        (6,481)
Discontinued operations tax loss benefit                                              --                  1,321        (18,161)
Other                                                                                     107               139          1,575
                                                                                  -----------       -----------    -----------
   Actual income tax provision (benefit)                                          $    41,771       $(1,131,038)   $   (20,544)
                                                                                  ===========       ===========    ===========


    ------------

Reflected above as resolution of tax contingencies are reductions to the Company's income tax provision for the favorable resolution of certain federal and state income tax contingencies. The Internal Revenue Service has completed its audit of the Company's consolidated federal income tax returns for the years 1996 through 1999, without any material payment required from the Company.

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

17. Pension Plans and Postretirement Benefits:
    -----------------------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize on their balance sheet a net liability or asset for the funded status of their defined benefit pension and other postretirement plans, recognize changes in funded status through comprehensive income and provide additional footnote disclosures. SFAS 158 is effective for publicly traded calendar year-end companies as of December 31, 2006. In addition, SFAS 158 requires companies to measure the funded status of their plans as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The incremental effect on the Company's consolidated balance sheet as a result of the adoption of SFAS 158 was to decrease total liabilities by $1,200,000, decrease deferred tax assets by $400,000 and increase accumulated other comprehensive income by $800,000.

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

The Company:

Prior to 1999, the Company maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans. A summary of activity with respect to the Company's defined benefit pension plan for 2006 and 2005 is as follows (in thousands):

    -----------------------------------------

                                                                                       2006             2005
                                                                                       ----             ----

Projected Benefit Obligation:
   Projected benefit obligation at January 1,                                     $   58,123        $   58,286
   Interest cost (a)                                                                   2,668             2,951
   Actuarial (gain) loss                                                              (1,200)            2,314
   Benefits paid                                                                      (4,715)           (5,428)
                                                                                  ----------        ----------
       Projected benefit obligation at December 31,                               $   54,876        $   58,123
                                                                                  ==========        ==========

Change in Plan Assets:
   Fair value of plan assets at January 1,                                        $   43,476        $   47,643
   Actual return on plan assets                                                        2,022             1,375
   Employer contributions                                                              7,000              --
   Benefits paid                                                                      (4,715)           (5,428)
   Administrative expenses                                                              (130)             (114)
                                                                                  ----------        ----------
       Fair value of plan assets at December 31,                                  $   47,653        $   43,476
                                                                                  ==========        ==========

Funded Status at end of year                                                      $   (7,223)       $  (14,647)
                                                                                  ==========        ==========

(a) Includes charges to expense of $800,000 and $900,000 for 2006 and 2005, respectively, relating to discontinued operations obligations.

As of December 31, 2006 and 2005, $19,100,000 and $21,800,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $7,200,000 and $14,600,000, respectively, was reflected as accrued pension cost. The Company is currently evaluating whether to make any contributions to the Company's defined benefit pension plan in 2007.

Pension expense related to the defined benefit pension plan charged to operations included the following components (in thousands):

                                                                                       2006             2005            2004
                                                                                       ----             ----            ----

Interest cost                                                                     $   1,916         $   2,045       $   2,191
Expected return on plan assets                                                       (1,052)             (905)         (1,019)
Actuarial loss                                                                          905               848             652
Amortization of prior service cost                                                        3                 3               3
                                                                                  ---------         ---------       ---------
     Net pension expense                                                          $   1,772         $   1,991       $   1,827
                                                                                  =========         =========       =========

At December 31, 2006, the plan's assets consisted of U.S. government and agencies bonds (32%), investment grade bonds (60%), cash equivalents (7%) and other (1%). At December 31, 2005, the plan's assets consisted of U.S. government and agencies bonds (43%), investment grade bonds (24%), cash equivalents (32%) and other (1%).

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

    -----------------------------------------

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 1.25% real rate of return for risk-free investments (primarily U.S. government and agency bonds) for the target duration and .25% default risk premium for the portion of the portfolio invested in non-U.S. government and agency bonds. The combination of these underlying assumptions resulted in the selection of the 4% expected long-term rate of return assumption for 2006. Because pension expense includes the cost of expected plan administrative expenses, the 4% assumption is not reduced for such expenses.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2006.

A summary of activity with respect to the Company's postretirement plans for 2006 and 2005 is as follows (in thousands):

                                                                                       2006              2005
                                                                                       ----              ----

Accumulated postretirement benefit obligation at January 1,                          $ 4,773           $ 4,715
Interest cost                                                                            229               247
Contributions by plan participants                                                       145               167
Actuarial (gain) loss                                                                   (321)              224
Benefits paid                                                                           (545)             (580)
                                                                                     -------           -------
   Accumulated postretirement benefit obligation at December 31,                     $ 4,281           $ 4,773
                                                                                     =======           =======

The Company expects to spend $400,000 on postretirement benefits during 2007. At December 31, 2006, the assumed health care cost trend rate for 2007 used in measuring the accumulated postretirement benefit obligation is 9.5% and, at December 31, 2005, such rate for 2006 was 9%. At December 31, 2006 and 2005, the assumed health care cost trend rates were assumed to decline to an ultimate rate of 5% by 2014. If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2006 would have increased or decreased by $300,000. The effect of these changes on interest cost for 2006 would be immaterial.

At December 31, 2006, the amounts in accumulated other comprehensive income relating to the Company's defined benefit pension plan and other benefits plans that have not yet been recognized in net periodic benefit cost are as follows (in thousands):

                                                                       Other
                                              Pension Plan       Benefits Plans
                                              ------------       --------------

Net loss (gain)                                $  19,008            $    (903)
Prior service cost (credit)                           45                 (323)
                                               ---------            ---------
                                               $  19,053            $  (1,226)
                                               =========            =========

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is $1,100,000; such amount for the prior service cost is not material. The estimated net gain and prior service credit for the other benefits plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $100,000 and $100,000, respectively.

At December 31, 2005, the defined benefit pension plan's unrecognized net losses were $21,800,000 and the unrecognized prior service cost was not material.

    -----------------------------------------

The Company uses a December 31 measurement date for its plans. The assumptions used relating to the defined benefit plan and postretirement plans are as follows:

                                                               Pension Benefits             Other Benefits
                                                             --------------------        ---------------------
                                                             2006          2005           2006            2005
                                                             ----          ----           ----            ----

Discount rate used to determine
   benefit obligation at December 31,                        4.90%          4.87%         5.75%            5.25%
Weighted-average assumptions used
   to determine net cost for years ended
   December 31,:
       Discount rate                                         4.87%          5.25%         5.25%            5.25%
       Expected long-term return on plan assets              4.00%          3.25%           N/A             N/A

The discount rate for pension benefits was selected to result in an estimated projected benefit obligation on a plan termination basis, using current rates for annuity settlements and lump sum payments weighted for the assumed elections of participants. The discount rate for other benefits was based on the expected future benefit payments in conjunction with the Citigroup Pension Discount Curve.

The following benefit payments are expected to be paid (in thousands):

                                                             Pension Benefits                Other Benefits
                                                             ----------------                --------------

           2007                                                $   4,199                       $   405
           2008                                                    4,282                           408
           2009                                                    4,712                           413
           2010                                                    3,891                           401
           2011                                                    3,970                           394
           2012 - 2016                                            20,593                         1,696

WilTel:

Effective on the date of sale, the Company froze WilTel's defined benefit pension plans. A summary of activity with respect to the plans for 2006 and 2005 is as follows (in thousands):

                                                                                       2006                2005
                                                                                       ----                ----

Projected Benefit Obligation:
   Projected benefit obligation at beginning of period                            $  186,054         $  147,888
   Interest cost                                                                       9,856              9,410
   Service cost                                                                         --                4,612
   Actuarial (gain) loss                                                             (11,502)            29,758
   Curtailment gain                                                                      --              (2,334)
   Benefits paid                                                                      (7,684)            (3,280)
                                                                                  ----------         ----------
       Projected benefit obligation at December 31,                               $  176,724         $  186,054
                                                                                  ==========         ==========

Change in Plan Assets:
   Fair value of plan assets at beginning of period                               $   97,905         $   74,601
   Actual return on plan assets                                                       11,976              4,815
   Employer contributions                                                             43,052             21,769
   Benefits paid                                                                      (7,684)            (3,280)
   Administrative expenses                                                            (1,659)             --
                                                                                  ----------         ----------

       Fair value of plan assets at December 31,                                  $  143,590         $   97,905
                                                                                  ==========         ==========

Funded Status at end of year                                                      $  (33,134)        $  (88,149)
                                                                                  ==========         ==========

    -----------------------------------------

As of December 31, 2006 and 2005, $24,300,000 and $40,700,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $33,100,000 and $88,100,000, respectively, was reflected as accrued pension cost.

The Company is currently evaluating whether to make any contributions to the WilTel plan in 2007.

Pension expense for the WilTel plans charged to results of continuing operations in 2006 and to results of discontinued operations in 2005 and 2004 included the following components (in thousands):

                                                                      2006              2005             2004
                                                                      ----              ----             ----

Interest cost                                                     $    9,856        $    9,410         $  7,829
Service cost                                                           --                4,612            3,980
Expected return on plan assets                                        (6,954)           (6,509)          (5,391)
Actuarial loss                                                         1,579             2,953               46
                                                                  ----------        ----------         --------
     Net pension expense                                          $    4,481        $   10,466         $  6,464
                                                                  ==========        ==========         ========

At December 31, 2006, the plans' assets consisted of equity securities (57%), debt securities (21%) and cash equivalents (22%). At December 31, 2005, the plans' assets consisted of equity securities (70%), debt securities (28%) and cash equivalents (2%).

The investment objectives of the plans emphasize long-term capital appreciation as a primary source of return and current income as a supplementary source.

In connection with having frozen the plan, the Company is reviewing the target allocation, which currently is as follows:

                                                                   Target
                                                                   ------
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

    -----------------------------------------

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

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 2% real rate of return for risk-free investments, ..3% inflation risk premium (considering the long-term nature of plan investments), .9% default risk premium for the portion of the portfolio invested in corporate bonds, and 2.25% to 2.6% in equity risk premium (depending on asset class) in excess of corporate bond returns. The Company then weighted these assumptions by the long-term target allocations, reduced the result by .2% to reflect net investment expenses after considering expected returns in excess of benchmarks, which resulted in the selection of the 7.5% expected long-term rate of return assumption for 2006. Because the actuarial assumptions for pension cost include an explicit allowance for non-investment administrative expenses, the 7.5% assumption is not reduced for such expenses.

At December 31, 2006 and 2005, the accumulated other comprehensive income relating to WilTel's plans that has not yet been recognized in net periodic benefit cost consists of cumulative losses of $24,300,000 and $40,700,000, respectively.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is $800,000.

The measurement date for WilTel's plans is December 31. The assumptions used for 2006 and 2005 are as follows:

                                                                      Pension Benefits
                                                                      ----------------
                                                                   2006            2005
                                                                   ----            ----

Weighted-average assumptions used to determine
  benefit obligation at December 31,:
       Discount rate                                              5.70%           5.40%
       Rate of compensation increase                                N/A           3.50%
Weighted-average assumptions used to determine
  net cost for the period ended December 31,:
       Discount rate                                               5.40%          5.75%
       Expected long-term return on plan assets                    7.50%          7.00%
       Rate of compensation increase                                N/A           3.50%

The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate that is representative of the high quality corporate bond market, adjusted for current rates which might be available for annuity settlements.


The following pension benefit payments are expected to be paid (in thousands):

                 2007                                            $    2,810
                 2008                                                 2,517
                 2009                                                 3,161
                 2010                                                 3,706
                 2011                                                 4,000
                 2012 - 2016                                         38,473

    -----------------------------------------


The Company and its consolidated subsidiaries have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,000,000, $1,700,000 and $1,400,000 for the years ended December 31, 2006,
2005 and 2004, respectively.

18. Commitments:
    ------------


The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty years. Rental expense (net of sublease rental income) was $5,700,000 in 2006, $4,400,000 in 2005 and $4,900,000 in 2004. Future minimum annual rentals
(exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2006 are as follows (in thousands):

               2007                                                 $   5,842
               2008                                                     4,051
               2009                                                     3,094
               2010                                                     1,811
               2011                                                     1,851
               Thereafter                                               6,489
                                                                    ---------
                                                                       23,138
               Less:  sublease income                                  (3,656)
                                                                    ---------
                                                                    $  19,482
                                                                    =========


In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2006, $18,300,000 was outstanding under these bonds, $16,100,000 of which expires in 2007 and the remainder thereafter.

As more fully discussed in Note 4, CLC has entered into an agreement with third party lenders consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000. The Company has guaranteed 30% of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2006, $74,200,000 was outstanding under the senior secured credit facility and (euro)21,000,000 was outstanding under the senior secured bridge credit facility; as a result, the Company's outstanding guaranty at that date was $22,300,000 and (euro)6,300,000, respectively. The Company has also committed to provide financing to CLC which is currently estimated to be (euro)156,000,000 ($205,000,000 at exchange rates in effect on February 15, 2007), of which the Company's share will be 30% ($26,100,000 of which has been loaned as of December 31, 2006).

19. Litigation:
    ----------

The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position. The Company does not believe that any of the foregoing actions will have a material adverse effect on its consolidated financial position or liquidity, but any amounts paid could be material to results of operations for the period.

    ----------

The Company is a defendant in Special Situations Fund III, L.P., et al v. Leucadia National Corporation, et al, a consolidated action involving a petition for appraisal and a class action pending in the Delaware Chancery Court related to the Company's 2005 acquisition of the minority interest in MK Resources. The pending appraisal petition seeks a judicial determination of the fair value of approximately 3,979,400 shares of common stock of MK Resources as of August 19, 2005, the date of the merger of one of the Company's subsidiaries into MK Resources. The class action complaint seeks compensatory damages in an unspecified amount, costs, disbursements and any further relief that the court may deem just and proper, and in the alternative, seeks rescissory damages, in each case taking into account the $1.27 per share consideration paid to the minority stockholders in the merger. Based on discovery to date, the plaintiffs have claimed that the fair value of each share of MK Resources at the date of the merger ranged from $4.75 to $10.16 per share (with respect to a total of approximately 10,500,000 shares of MK Resources), while the Company believes that the fair value of each share of MK Resources at that date was $0.57 per share.

The trial in this case is currently scheduled for March 12-16, 2007. The Company believes that the material allegations of the complaints are without merit and intends to defend these actions vigorously. While the Company does not believe it is probable that a loss will be incurred, if the Company is unsuccessful in this matter, an adverse determination could be material.

20. Earnings (Loss) Per Common Share:
    --------------------------------

For the year ended December 31, 2006, the numerators for basic and diluted per share computations for income from continuing operations were $129,800,000 and $138,600,000, respectively. For the year ended December 31, 2005, the numerators for basic and diluted per share computations for income from continuing operations were $1,220,300,000 and $1,234,500,000, respectively. For the year ended December 31, 2004, the numerators for basic and diluted per share computations for income from continuing operations were $203,800,000 and $210,100,000, respectively. The calculations for diluted earnings (loss) per share assumes the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive.

The denominators for basic per share computations were 216,233,000, 215,531,000 and 213,384,000 for 2006, 2005 and 2004, respectively. The denominators for diluted per share computations reflect the dilutive effect of 412,000, 504,000 and 1,558,000 options and warrants for 2006, 2005 and 2004, respectively (the treasury stock method was used for these calculations), and 15,239,000, 15,239,000 and 10,550,000 shares related to the 3 3/4% Convertible Notes for 2006, 2005 and 2004, respectively.

21. Fair Value of Financial Instruments:
    -----------------------------------

The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Fair values are determined as described below. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in
Note 6. The fair value of the Company's investment in the Inmet common shares, all of which are restricted as discussed in Note 6, is based on quoted market prices. The fair values of the Company's other securities that are accounted for under the cost method (aggregating $104,600,000 and $73,600,000 at December 31, 2006 and 2005, respectively) were not practicable to estimate; the fair values were assumed to be the carrying amount.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Notes receivables: The fair values of variable rate notes receivable are estimated to be the carrying amount.

    -----------------------------------

(d) Loan receivables of banking and lending subsidiaries: The carrying amount approximates fair value.

(e) Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

(f) Derivative instruments: The fair values of the interest rate swap and currency rate swap agreements are based on rates currently available for similar agreements.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

                                                                       2006                                2005
                                                                       ----                                ----
                                                             Carrying           Fair            Carrying             Fair
                                                              Amount            Value            Amount              Value
                                                              ------            -----            ------              -----

Financial Assets:
   Investments:
     Current                                              $    903,973       $    903,973    $  1,323,562        $  1,323,562
     Non-current                                             1,465,849          1,687,611         977,327           1,041,446
   Cash and cash equivalents                                   287,199            287,199         386,957             386,957
   Notes receivable:
     Current                                                     6,633              6,633           6,413               6,413
     Non-current                                                 2,244              2,244           3,787               3,787
   Loan receivables of banking and lending
    subsidiary, net of allowance:
     Current                                                       749                749           1,056               1,056
     Non-current                                                 1,146              1,146           1,376               1,376

Financial Liabilities:
   Debt:
     Current                                                   184,815            185,867         175,664             176,052
     Non-current                                               974,646          1,135,117         986,718           1,038,252
   Securities sold not owned                                     5,697              5,697          24,268              24,268

Derivative Instruments:
   Interest rate swaps                                            (268)              (268)           (677)               (677)
   Foreign currency swaps                                       (2,430)            (2,430)         (2,546)             (2,546)

22. Segment Information:
    -------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. Idaho Timber primarily remanufactures, manufactures and/or distributes wood products. Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company's medical product development segment is conducted through Sangart, which became a majority-owned subsidiary in November 2005. Other operations primarily consist of the Company's wineries, Caribbean-based telecommunications services and residual banking and lending activities that are in run-off.

    -------------------

Associated companies include equity interests in entities that the Company accounts for on the equity method of accounting. Investments in associated companies include Premier, HomeFed, Goober, CLC, JPOF II, EagleRock, Wintergreen and Safe Harbor. JPOF II, EagleRock, Wintergreen and Safe Harbor are entities engaged in investing and/or securities transactions activities.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets include the Company's investment in Fortescue. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has a manufacturing facility located in Belgium, which is the only foreign operation with non-U.S. revenue or assets that the Company consolidates, and it is not material. Unconsolidated non-U.S. based investments include 38% of Light and Power Holdings Ltd., the parent company of the principal electric utility in Barbados, the 30% ownership interest in CLC and the investment in Fortescue. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

Certain information concerning the Company's segments for 2006, 2005 and 2004 is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was May 2005 for Idaho Timber and November 2005 for Sangart. Associated Companies are only reflected in the table below under identifiable assets employed.

    -------------------

                                                                                          2006            2005            2004
                                                                                          ----            ----            ----
                                                                                                    (In millions)

Revenues and other income (a):
   Manufacturing:
     Idaho Timber                                                                      $   345.7       $   239.0      $     --
     Conwed Plastics                                                                       106.4            93.6             64.4
   Domestic Real Estate                                                                     86.7            29.9             63.5
   Medical Product Development                                                                .7              .1             --
   Other Operations                                                                         42.8            59.0             70.8
   Corporate (b)                                                                           280.4           268.3            180.9
                                                                                       ---------       ---------      -----------
       Total consolidated revenues and other income                                    $   862.7       $   689.9      $     379.6
                                                                                       =========       =========      ===========

Income from continuing operations before income
  taxes and equity in income
  (losses) of associated companies:
   Manufacturing:
     Idaho Timber                                                                      $    12.0       $     8.2      $      --
     Conwed Plastics                                                                        17.9            14.2              7.9
   Domestic Real Estate                                                                     44.0             4.1             20.7
   Medical Product Development                                                             (21.1)           (1.4)             --
   Other Operations                                                                        (14.4)            7.5             18.6
   Corporate (b)                                                                            95.4           101.8             59.6
                                                                                       ---------       ---------      -----------
       Total consolidated income from continuing operations
         before income taxes and equity in income (losses) of
         associated companies                                                          $   133.8       $   134.4      $     106.8
                                                                                       =========       =========      ===========

Identifiable assets employed:
   Manufacturing:
     Idaho Timber                                                                      $   132.3       $   162.7      $      --
     Conwed Plastics                                                                        83.6            81.9             50.4
   Domestic Real Estate                                                                    198.1           182.7            253.2
   Medical Product Development                                                              12.2             7.0             --
   Other Operations                                                                        257.8           245.0            403.7
   Investments in Associated Companies                                                     773.0           375.5            460.8
   Corporate                                                                             3,846.8         4,062.0          2,070.1
   Assets of discontinued operations                                                       --              144.1          1,562.2
                                                                                        --------       ---------      -----------

       Total consolidated assets                                                       $ 5,303.8       $ 5,260.9      $   4,800.4
                                                                                       =========       =========      ===========

(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

(b) Net securities gains for Corporate aggregated $116,600,000, $199,500,000 and $123,100,000 during 2006, 2005 and 2004, respectively, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. Security gains include a gain from the sale of Level 3 of $37,400,000 in 2006 and a gain from the sale of WMIG of $146,000,000 in 2005. For 2006, 2005 and 2004,
     security gains include provisions of $12,900,000, $12,200,000 and $4,600,000, respectively, to write down investments in certain available for sale securities. The write-downs of the available for sale securities resulted from declines in market value determined to be other than temporary.

    -------------------

 (c) For the years ended December 31, 2006, 2005 and 2004, income from continuing operations has been reduced by depreciation and amortization expenses of $39,500,000, $32,600,000 and $28,700,000, respectively; such amounts are primarily comprised of Corporate ($11,600,000, $10,700,000 and $11,400,000, respectively), manufacturing ($17,500,000, $14,200,000 and
     $5,200,000, respectively) and other operations ($6,400,000, $5,700,000 and
     $8,200,000, respectively). Depreciation and amortization expenses for other segments are not material.

(d) For the years ended December 31, 2006, 2005 and 2004, income from continuing operations has been reduced by interest expense of $79,400,000, $65,500,000 and $60,600,000, respectively; such amounts are primarily comprised of Corporate ($70,900,000, $63,200,000 and $55,300,000,
     respectively) and other operations ($8,000,000, $1,200,000 and $3,300,000, respectively). In 2006, interest expense for other operations was comprised of Premier during the period it was a consolidated subsidiary. Interest expense for other segments is not material.

     23. Selected Quarterly Financial Data (Unaudited):
         ---------------------------------------------

                                                                             First            Second           Third        Fourth
                                                                            Quarter          Quarter          Quarter       Quarter
                                                                            -------          -------          -------       -------
                                                                                     (In thousands, except per share amounts)

2006:
----
Revenues and other income                                                 $  291,608       $   224,426      $   170,243   $ 176,395
                                                                          ==========       ===========      ===========   =========
Income from continuing operations                                         $   82,589       $    36,375      $     3,740   $   7,065
                                                                          ==========       ===========      ===========   =========
Income (loss) from discontinued operations, net of taxes                  $   (1,433)      $       280      $    (2,717)  $    (90)
                                                                          ==========       ===========      ===========   ========
Gain (loss) on disposal of discontinued operations, net of taxes          $     (463)      $       365      $    59,454   $   4,234
                                                                          ==========       ===========       ==========   =========
       Net income                                                         $   80,693       $    37,020      $    60,477   $  11,209
                                                                          ==========       ===========      ===========   =========

Basic earnings (loss) per common share:
   Income from continuing operations                                         $   .38           $   .17           $  .02      $  .03
   Income (loss) from discontinued operations                                   (.01)             --               (.01)       --
   Gain (loss) on disposal of discontinued operations                           --                --                .27         .02
                                                                             -------           -------           ------     -------
       Net income                                                            $   .37           $   .17           $  .28      $  .05
                                                                             =======           =======          =======     =======
       Number of shares used in calculation                                  216,112           216,201          216,291     216,334
                                                                             =======           =======          =======     =======



Diluted earnings (loss) per common share:
   Income from continuing operations                                         $   .37            $  .17           $  .02      $  .03
   Income (loss) from discontinued operations                                   (.01)             --               (.01)       --
   Gain (loss) on disposal of discontinued operations                           -                 --                .26         .02
                                                                             -------            ------           ------      -----
      Net income                                                             $   .36            $  .17           $  .27      $  .05
                                                                             =======            ======           ======      ======
      Number of shares used in calculation                                   231,765           231,777          231,906     216,707
                                                                             =======           =======          =======     =======

2005:
----
Revenues and other income                                                 $   53,417       $   166,930      $   248,275   $ 221,261
                                                                          ==========       ===========      ===========   =========
Income (loss) from continuing operations                                  $   (8,049)      $ 1,204,734      $    45,214   $ (21,559)
                                                                          ==========       ===========      ===========   =========
Income from discontinued operations, net of taxes                         $   10,662       $    11,799      $    58,770   $  34,098
                                                                          ==========       ===========      ===========   =========
Gain on disposal of discontinued operations, net of taxes                 $    --          $    54,578      $       130   $ 245,664
                                                                          ==========       ===========      ===========   =========
       Net income                                                         $    2,613       $ 1,271,111      $   104,114   $ 258,203
                                                                          ==========       ===========      ===========   =========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                                  $  (.04)          $  5.60           $  .21      $ (.10)
   Income from discontinued operations                                           .05               .05              .27         .16
   Gain on disposal of discontinued operations                                  --                 .25              --         1.14
                                                                             -------           -------           ------     -------
       Net income                                                            $   .01           $  5.90           $  .48      $ 1.20
                                                                             =======           =======          =======     =======
       Number of shares used in calculation                                  215,218           215,303          215,595     215,966
                                                                             =======           =======          =======     =======

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                  $  (.04)           $ 5.23           $  .21      $ (.10)
   Income from discontinued operations                                           .05               .05              .26         .16
   Gain on disposal of discontinued operations                                  --                 .24              --         1.14
                                                                             -------            ------           ------      ------
      Net income                                                             $   .01            $ 5.52           $  .47      $ 1.20
                                                                             =======            ======           ======      ======
      Number of shares used in calculation                                   215,218           231,026          231,328     215,966
                                                                             =======           =======          =======     =======

Income from continuing operations includes credits to income tax expense of $1,100,000,000 and $25,100,000 for the second and third quarters of 2005, respectively, resulting from reversals of the deferred income tax valuation allowance.

In 2006 and 2005, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

24. Subsequent Event:
    ----------------

     In January 2007, the Company entered into an agreement to acquire a 75% interest in the telecommunications business of Telco Group, Inc. ("Telco") for $120,000,000 in cash, subject to working capital adjustments. Consummation of the transaction, which is subject to customary closing conditions including receipt of regulatory approvals, is expected to occur during the first half of 2007. Telco, which operates under the brand name STi Prepaid and variations thereof, is a provider of international prepaid phone cards, prepaid wireless and other telecommunications services in the U.S.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

                                                   Additions                                         Deductions
                            -------------------------------------------------     -------------------------------------------------
                                           Charged
                           Balance at     to Costs                                                                          Balance
                            Beginning        and                                  Write        Sale of                     at End
  Description               of Period     Expenses     Recoveries      Other       Offs      Receivables      Other       of Period
  -----------               ---------     --------     ----------      -----      -----      -----------      -----       ---------
  2006
  ----
  Loan receivables of
   banking and lending
   subsidiaries             $      536    $    (166)   $     66     $    --       $     130   $    --       $    --      $      306
  Trade, notes and other
   receivables                  14,896        1,255         128          --           6,395        8,417         --           1,467
                            ----------    ---------    --------     ------------  ---------   ----------    ---------    ----------

  Total allowance for
   doubtful accounts        $   15,432    $   1,089    $    194     $    --       $   6,525   $    8,417    $    --      $   1,773
                            ==========    =========    ========     ============  =========   ==========    =========    ==========

  Deferred tax asset
   valuation allowance      $  804,829    $   --       $   --       $  106,948(a) $   --      $    --       $    --      $ 911,777
                            ==========    =========    ========     ============  =========   ==========    =========    =========

  2005
  ----
  Loan receivables of
   banking and lending
   subsidiaries             $      946    $    (323)   $     90     $    --       $     177   $   --        $   --       $     536
  Trade, notes and other
   receivables                   7,488        7,995         144            5,215      5,701          245        --          14,896
                            ----------    ---------    --------     ------------  ---------   ----------    ---------    ---------

  Total allowance for
   doubtful accounts        $    8,434    $   7,672    $    234     $      5,215  $   5,878   $      245    $   --       $  15,432
                            ==========    =========    ========     ============  =========   ==========    =========    =========

  Deferred tax asset
   valuation allowance      $2,185,275    $   --       $  --        $    --       $   --      $    --       $1,380,446(b)$ 804,829
                            ==========    =========    ========     ============  =========   ==========    ==========   =========

  2004
  ----
  Loan receivables of
   banking and lending
   subsidiaries             $   24,236    $  (8,301)   $ 11,215     $    --       $  11,331   $   14,873    $    --      $      946
  Trade, notes and other
   receivables                   2,268        4,967       4,860          --           4,607        --            --           7,488
                            ----------    ---------    --------     ------------  ---------   ----------    ---------    ----------

  Total allowance for
   doubtful accounts        $   26,504    $  (3,334)   $ 16,075     $    --       $  15,938   $   14,873    $    --      $    8,434
                            ==========    =========    ========     ============  =========   ==========    =========    ==========

  Deferred tax asset
   valuation allowance      $2,237,753    $   --       $   --       $    --       $   --      $     --      $52,478(c)   $2,185,275
                            ==========    =========    ========     ============  =========   ==========    ========     ==========

     (a) The increase in the valuation allowance is principally due to the utilization of previously unrecognized capital losses in the Company's 2005 federal income tax return, which resulted in a larger NOL than previously estimated.

     (b) During 2005, as a result of the consummation of certain transactions and ongoing operating profits, the Company prepared updated projections of future taxable income. The Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $1,135,100,000 of the deferred tax valuation allowance was reversed as a credit to income tax expense.

     (c) Principally results from the recognition of acquired tax benefits, of which $22,300,000 was applied to reduce the carrying amount of acquired non-current intangible assets to zero, $3,900,000 resulted from a carryback refund claim and $6,500,000 resulted from the use of acquired tax attributes to offset the federal income tax provision that would have otherwise been recorded during 2004.

     (d) Amounts in the schedule include activity related to discontinued operations.
                                      F-49