Form 10-K/A
period 2006-12-31
LEUCADIA NATIONAL CORP
filed 2007-03-23
CIK 96223

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
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer[X]     Accelerated Filer[_]     Non-Accelerated Filer[_]

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

                                EXPLANATORY NOTE

        This report on Form 10-K/A amends and restates in its entirety Item 15 of the Annual Report on Form 10-K, of Leucadia National Corporation (the "Company") for the fiscal year ended December 31, 2006 to reflect that the financial statements referred to in Item 15(c)(1), (2) and (3) have been filed herewith pursuant to Item 3-09(b) of Regulation S-X.

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedule.
-------     ------------------------------------------

(a)(1)(2)  Financial Statements and Schedule.

           Report of Independent Registered Public Accounting Firm...........F-1
           Financial Statements:
             Consolidated Balance Sheets at December 31, 2006 and 2005.......F-3
             Consolidated Statements of Operations for the years ended
               December 31, 2006, 2005 and 2004..............................F-4
             Consolidated Statements of Cash Flows for the years ended
               December 31, 2006, 2005 and 2004..............................F-5
             Consolidated Statements of Changes in Shareholders' Equity
               for the years ended December 31, 2006, 2005 and 2004..........F-7
             Notes to Consolidated Financial Statements......................F-8

           Financial Statement Schedule:

            Schedule II - Valuation and Qualifying Accounts.................F-49

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

        21 Subsidiaries of the registrant (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "2006 10-K").*

        23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (No. 333-51494) (filed as Exhibit 23.1 to the Company's 2006 10-K).*

        23.2 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494).

        23.3 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494).

        23.4 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-51494).

        31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        31.4 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

        31.5 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

        31.6 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

        32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        32.3 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        32.4 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

        32.5 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

        32.6 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(c)   Financial statement schedules.

            (1) Olympus Re Holdings, Ltd. consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004.

            (2) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 and EagleRock Master Fund, LP financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

            (3) Jefferies Partners Opportunity Fund II, LLC financial statements: as of and for the year ended December 31, 2006 (unaudited), as of and for the year ended December 31, 2005 (audited), and as of and for the year ended December 31, 2004 (unaudited).

-----------------------------
*   Incorporated by reference.

** Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            LEUCADIA NATIONAL CORPORATION


March 23, 2007                              By:  /s/  Barbara L. Lowenthal
                                                --------------------------------
                                                  Barbara L. Lowenthal
                                                  Vice President and Comptroller

OLYMPUS RE HOLDINGS, LTD.
(Incorporated in Bermuda)






Consolidated Financial Statements
DECEMBER 31, 2005 AND 2004
(expressed in U.S. dollars)

[PricewaterhouseCoopers Logo]
--------------------------------------------------------------------------------
                                                    PricewaterhouseCoopers
                                                    Chartered Accountants
                                                    Dorchester House
                                                    7 Church Street
                                                    Hamilton HM 11
                                                    Bermuda
                                                    Telephone +1 (441) 295-2000
March 2, 2006                                       Facsimile+1 (441) 295-1242
                                                    www.pwc.com/bermuda


REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF OLYMPUS RE HOLDINGS, LTD.

In our opinion, the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of two years in the period ended December 31, 2005, present fairly, in all material respects, the financial position of Olympus Re Holdings, Ltd. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/  PricewaterhouseCoopers

CHARTERED ACCOUNTANTS








A list of partners can be obtained from the above addressPricewaterhouseCoopers refers to the members of the worldwide PricewaterhouseCoopers organization

OLYMPUS RE HOLDINGS, LTD.
Consolidated Balance Sheet
AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                             $
                                                                 --------------


ASSETS
Cash and cash equivalents (note 3)                                   57,817,230
Investments (note 3)                                                894,649,371
Investment income accrued                                             9,528,640
Investments trade pending                                             5,036,070
Accounts and premiums receivable                                    204,081,053
Deferred acquisition costs                                           35,459,806
Deferred capital raise expenditures (note 11)                         1,434,635
Other assets                                                            369,730
                                                                 --------------

                                                                  1,208,376,535
                                                                 ==============

LIABILITIES
Loss and loss adjustment expense reserves (note 4)                1,025,993,782
Unearned premiums                                                   120,607,036
Share subscriptions received in advance (note 11)                    32,740,242
Accounts payable and accrued expenses                                   553,985
Advisory fees payable (note 6)                                        6,519,798
Accrued capital raise expenditures                                      653,552
                                                                 --------------

                                                                  1,187,068,395
                                                                 --------------

SHAREHOLDERS' EQUITY
Capital stock (note 8)                                                   35,193
Contributed surplus (note 8)                                        351,893,807
Accumulated other comprehensive income                                2,132,591
Retained deficit                                                   (332,753,451)
                                                                 --------------

                                                                     21,308,140
                                                                 --------------

                                                                  1,208,376,535
                                                                 ==============





APPROVED BY THE BOARD OF DIRECTORS


__________________________ Director          __________________________ Director




  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Income
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                         2005              2004
                                                            $                 $
                                               --------------------------------
REVENUES
Gross premiums written                            518,811,790       521,031,407
                                               --------------------------------

Net premiums written                              518,811,790       521,031,407
Net change in unearned premiums                    36,220,238       (14,034,538)
                                               --------------------------------

Net premiums earned                               555,032,028       506,996,869

Net investment income                              34,531,532        25,373,016
Net realized (losses) gains on investments        (16,882,643)        1,005,365
                                               --------------------------------

TOTAL REVENUES                                    572,680,917       533,375,250
                                               ================================

EXPENSES
Losses and loss expenses (note 4)               1,026,331,103       296,732,651
Commissions                                       128,348,583       160,686,894
Premium taxes and fees                              4,341,284         4,419,724
Other underwriting expenses                         7,882,461         3,070,531
General and administrative expenses                 2,383,140         2,336,496
                                               --------------------------------

TOTAL EXPENSES                                  1,169,286,571       467,246,296
                                               ================================

NET (LOSS) INCOME FOR THE YEAR                   (596,605,654)       66,128,954
                                               ================================












  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                     ACCUMULATED
                                          COMMON      ADDITIONAL           OTHER        RETAINED           TOTAL
                                          VOTING         PAID-IN   COMPREHENSIVE        EARNINGS    SHAREHOLDERS'
                                          SHARES         CAPITAL          INCOME       (DEFICIT)          EQUITY
                                               $               $               $               $               $
                                       --------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2003           43,857     438,527,543      11,515,650     268,717,467     718,804,517

Net income for the year                     --              --              --        66,128,954      66,128,954

Change in unrealized depreciation
on marketable investments                   --              --        (8,537,273)           --        (8,537,273)

Repurchase of common voting
shares (note 8)                           (6,693)    (66,926,907)           --       (56,051,006)   (122,984,606)
                                       --------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2004           37,164     371,600,636       2,978,377     278,795,415     653,411,592

Net loss for the year                       --              --              --      (596,605,654)   (596,605,654)

Change in unrealized depreciation on
marketable investments                      --              --          (845,786)           --          (845,786)

Repurchase of common voting
shares (note 8)                           (1,971)    (19,706,829)           --       (14,943,212)    (34,652,012)
                                       --------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2005           35,193     351,893,807       2,132,591    (332,753,451)     21,308,140
                                       ==========================================================================







  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Comprehensive Income
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------
(expressed in U.S. dollars)



                                                           2005            2004
                                                              $               $
                                                   -----------------------------

NET (LOSS) INCOME FOR THE YEAR                     (596,605,654)     66,128,954

OTHER COMPREHENSIVE LOSS
Change in unrealized depreciation on marketable
investments                                            (845,786)     (8,537,273)
                                                   -----------------------------
COMPREHENSIVE (LOSS) INCOME FOR THE YEAR           (597,451,440)     57,591,681
                                                   =============================























  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                           2005            2004
                                                              $               $
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the year                     (596,605,654)     66,128,954
Adjustments to reconcile net (loss) income
 to net provided by operating activities
    Loss (gain) on sale of investments               16,882,643      (1,005,365)
    Net amortization of premium on fixed
     maturities                                       2,324,210       5,337,495
    Investment income accrued                          (266,549)       (894,718)
    Accounts and premiums receivable                (24,663,081)    (11,959,972)
    Deferred acquisition costs                       12,946,436      (1,673,918)
    Other assets                                        (80,833)        (29,379)
    Loss and loss adjustment expense reserves       724,972,054     186,704,587
    Unearned premiums                               (36,220,238)     14,034,537
    Accounts payable and accrued expenses               129,047        (166,368)
    Advisory fees payable                            (9,238,385)    (31,259,124)
                                                   -----------------------------

      Cash provided by operating activities          90,179,650     225,216,729
                                                   -----------------------------

CASH FLOWS FOR INVESTING ACTIVITIES
Purchase of investments                            (911,493,880)   (698,087,800)
Proceeds from sales of investments (net of
    investments trade pending)                      830,894,757     610,701,636
                                                   -----------------------------

      Cash used in investing activities             (80,599,123)    (87,386,164)
                                                   -----------------------------

CASH FLOWS FOR FINANCING ACTIVITIES
Repurchase of common shares                         (34,652,012)   (122,984,606)
Deferred capital raise expenditures                  (1,434,635)           --
Accrued capital raise expenditures                      653,552            --
Share subscriptions received in advance              32,740,242            --
                                                   -----------------------------

      Cash used in financing activities              (2,692,853)   (122,984,606)
                                                   -----------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                 6,887,674      14,845,959

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR        50,929,556      36,083,597
                                                   -----------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR              57,817,230      50,929,556
                                                   =============================




  The accompanying notes are an integral part of these consolidated financial statements.

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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


                                                                             (1)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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


                                                                             (2)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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

3.    INVESTMENTS

                                                                            2005
                                 COST OR         GROSS        GROSS    ESTIMATED
                               AMORTIZED    UNREALIZED   UNREALIZED         FAIR
                                     COST         GAIN         LOSS        VALUE
                                        $           $             $            $
                               -------------------------------------------------

      U.S. Government               120,498,280     1,841,404   --   122,339,684
      U.S. Government-Sponsored
        Enterprises                 369,580,139       186,544   --   369,766,683
      Corporate                     278,118,953        45,027   --   278,163,980
      Mortgage-backed
        securities                  124,319,408        59,616   --   124,379,024
                               -------------------------------------------------
                                    892,516,780     2,132,591   --   894,649,371
                               =================================================


                                                                             (3)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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

      The Company did not have any investments in a single corporate security which exceeded 2% of total fixed interest securities as of December 31, 2005.

      The following table sets forth certain information regarding the investment ratings of the company's fixed interest securities portfolio as of December 31, 2005.


                                                         2005
                                              --------------------------
      Ratings                                    AMORTIZED
                                                      COST
                                                         $            %
                                              --------------------------

      U.S. Government                         120,498,280            14
      U.S. Government-Sponsored Enterprises   369,580,139            41
      AAA                                     132,929,361            15
      AA                                       53,027,563             6
      A                                       178,350,334            20
      BBB                                      38,131,103             4
                                             --------------------------

                                              892,516,780           100
                                             ==========================

      The amortized cost and estimated fair value amounts for fixed interest securities held at December 31, 2005 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                  AMORTIZED     ESTIMATED
                                                       COST    FAIR VALUE
                                                          $             $
                                              ----------------------------

      Due within one year                        64,904,236    66,536,900
      Due after one year through five years     655,432,333   655,731,158
      Due after five years through ten years     47,860,803    48,002,289
                                              ----------------------------

                                                768,197,372   770,270,347

      Mortgage-backed securities                124,319,408   124,379,024
                                              ----------------------------

                                                892,516,780   894,649,371
                                              ============================



                                                                             (4)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

      The components of net investment income are as follows:

                                                            2005           2004
                                                               $              $
                                                    ----------------------------

      Interest on fixed maturities                    37,085,044     30,403,659
      Net amortization of premium on fixed
        maturities                                    (2,324,210)    (5,337,495)
      Interest on cash and cash equivalents              749,044      1,047,368
                                                    ----------------------------

                                                      35,509,878     26,113,532

      Net investment expenses                           (978,346)      (740,516)
                                                    ----------------------------

                                                      34,531,532     25,373,016
                                                    ============================

      During 2005 and 2004, proceeds from sales of available-for-sale securities were $835,930,827 and $610,701,636 respectively. Gross realized gains were $1,217,826 and $2,990,444 and gross realized losses were $18,100,469 and $1,985,079 for the years ended December 31, 2005 and 2004 respectively.

      White Mountain Advisors, LLC, the Company's investment advisors, receive a management fee at an annual rate of 0.1% of net invested assets. In 2004 the annual rate was 0.1%.

      In the normal course of business, the Company provides collateral in accordance with certain reinsurance agreements. The Company has cash equivalents of $7,358,639 and investments of $752,348,653 in trusts, as of December 31, 2005 provided as collateral.

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

      Reserve activity for loss and loss expenses is summarized below:

                                                                               $

     BALANCE - BEGINNING OF YEAR                                     301,021,728
                                                                   -------------
      Net claims and claims expenses incurred
       for the year related to:
          Current year                                               987,678,228
          Prior year                                                  38,652,875
                                                                   -------------

                                                                   1,026,331,103
                                                                   -------------
      Net paid claims and claims expenses
       for the year related to:
          Current year                                                89,881,651
          Prior year                                                 211,477,398
                                                                   -------------
                                                                     301,359,049
                                                                   -------------

      BALANCE - END OF YEAR                                        1,025,993,782
                                                                   =============



                                                                             (5)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

      The Company suffered significant catastrophe losses during 2005 (see note
      5). In addition, during 2005 there was adverse development of $41.6 million on the loss and loss adjustment expense reserves for hurricanes and typhoons recorded during 2004. The majority of this development was for marine and energy claims from hurricane Ivan, which were reported for the first time in 2005.

      The December 31, 2005 year end balance is comprised of provisions for reported claims of $676,149,004 and provisions for claims incurred but not reported of $349,844,778.

5.    2005 CATASTROPHE LOSSES

      The Company suffered significant losses from the catastrophe events which occurred in 2005, the largest of which were the losses from Hurricanes Katrina, Rita and Wilma. The net impact to the Company was:

      --------------------------------------------------------------------------
                                       KATRINA           RITA           WILMA
      --------------------------------------------------------------------------
      Gross losses incurred         $ 714,915,375  $  72,374,829  $  67,047,264
      --------------------------------------------------------------------------
      Reinstatement premiums earned   (77,673,277)    (4,357,371)    (2,791,635)
      --------------------------------------------------------------------------
      Override commission, brokerage
      & FET                            10,872,548        541,295        356,162
      --------------------------------------------------------------------------
      NET IMPACT                      648,114,646     68,558,753     64,611,791
      --------------------------------------------------------------------------


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

      There is no profit commission payable by Olympus Re to White Mountains Underwriting as at December 31, 2005 due to the underwriting loss sustained in 2005. The advisory agreements with White Mountains Underwriting provide for 20% of underwriting loss to be carried forward and applied against future profit commissions payable until extinguished (known as the "profit commission deficit"). As at December 31, 2005 the total amount of the underwriting loss applicable to the advisory agreements was $576,764,961.

7.    MAJOR CUSTOMERS

      During the years ended December 31, 2005 and 2004, the Company derived 75% and 86%, respectively, of its premiums written from Folksamerica Reinsurance Company ("Folksamerica") for which the Company pays an override commission. During the years ended December 31, 2005 and 2004, the Company derived 11% and 9% respectively, of its premiums written from business recommended by White Mountains Underwriting for which the Company pays an override commission. During the years ended December 31, 2005 and 2004, the Company derived 13% and 3% respectively, of its premiums written from Sirius International Insurance Corporation("Sirius") for which the Company pays an override commission. Folksamerica, White Mountains Underwriting and Sirius are wholly-owned subsidiaries of White Mountains Insurance Group Ltd. ("White Mountains"), parent of White Mountain Advisors, LLC. White Mountains has an approximate 0.01% indirect ownership in the Company. Included in premiums receivable for the year ended December 31, 2005 was an amount of $148,335,494, due from Folksamerica and $31,444,740 from Sirius.



                                                                             (6)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

8.    CAPITAL STOCK

      (a)   AUTHORIZED SHARES
            The Company's authorized share capital is 20,000,000 common shares of the par value of $0.01 each.

      (b)   COMMON SHARES
            At December 31, 2005, the total issued and outstanding common shares of the Company was 3,519,289, with a par value of $0.01. The holders of the ordinary shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder (excluding Leucadia National Corporation) constitute 9.5 percent or more of the outstanding common shares of the Company, only a fraction of the vote will be allowed so as not to exceed 9.5 percent. There are various restrictions on the ability of shareholders to dispose of their shares.

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

      Olympus Re is also required to maintain a minimum liquidity ratio under the Act, which was met for the year ended December 31, 2005.


                                                                             (7)

OLYMPUS RE HOLDINGS, LTD.
Notes to Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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

12.   SUBSEQUENT EVENTS (UNAUDITED)

      During 2006 the Company experienced adverse loss development on the 2005 hurricane losses of $249 million. The majority of this development was for marine and energy claims from Hurricanes Katrina and Rita.

      The Company has entered into an Indemnity Agreement with Folksamerica Holdings Company Inc. (Folksamerica Holdings) under which it will be reimbursed for up to $137 million of losses with dates of loss of December 31, 2005 and prior to the extent that they exceed the losses reflected on Olympus Re's balance sheet as of March 31, 2006. Olympus Re expects to recover the full $137 million. In addition, the Agreement provides that Folksamerica Holdings will reimburse Olympus Re for all override commissions earned by Folksamerica and White Mountains Underwriting after March 31, 2006 in respect of business incepting prior to December 31, 2005.






                                                                             (8)

                                                               EAGLEROCK CAPITAL
                                                               PARTNERS (QP), LP










                                                            FINANCIAL STATEMENTS
                                             THREE YEARS ENDED DECEMBER 31, 2006

                                EAGLEROCK CAPITAL
                                PARTNERS (QP), LP















================================================================================
                                                            FINANCIAL STATEMENTS
                                             THREE YEARS ENDED DECEMBER 31, 2006

                                             EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                                        CONTENTS
================================================================================


      EAGLEROCK CAPITAL PARTNERS (QP), LP

      INDEPENDENT AUDITORS' REPORT                                             3

      FINANCIAL STATEMENTS:
        Statements of assets and liabilities                                   4
        Statements of operations                                               5
        Statements of changes in partners' capital                             6
        Statements of changes in net assets                                    7
        Summary of business and significant accounting policies              8-9
        Notes to financial statements                                      10-12

      EAGLEROCK MASTER FUND, LP                                               13

      INDEPENDENT AUDITORS' REPORT                                            14

      FINANCIAL STATEMENTS:
        Statements of assets and liabilities                                  15
        Condensed schedule of investments - December 31, 2006              16-23
        Condensed schedule of investments - December 31, 2005              24-30
        Statements of operations                                              31
        Statements of changes in partners' capital                            32
        Statements of changes in net assets                                   33
        Summary of business and significant accounting policies            34-38
        Notes to financial statements                                      39-41

INDEPENDENT AUDITORS' REPORT



The Partners
EagleRock Capital Partners (QP), LP
New York, New York

We have audited the accompanying statements of assets and liabilities of EagleRock Capital Partners (QP), LP (a limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and changes in net assets for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Capital Partners
(QP), LP as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its changes in net assets for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.





/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, NY
February 28, 2007

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                          STATEMENTS OF ASSETS AND LIABILITIES
================================================================================


 December 31,                                               2006           2005
--------------------------------------------------------------------------------
ASSETS
Investment in EagleRock Master Fund, LP              $ 72,577,210   $122,938,768
Receivable from EagleRock Master Fund (Note 3)          9,920,929           --
Cash                                                          556            556
Prepaid and other assets (Note 2)                          62,088          4,766
--------------------------------------------------------------------------------
                                                       82,560,783    122,944,090

LIABILITIES
Capital withdrawals payable (Note 3)                    9,920,929      1,805,269
--------------------------------------------------------------------------------
Contingency (Note 4)
NET ASSETS (PARTNERS' CAPITAL) (NOTE 3)              $ 72,639,854   $121,138,821
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                                      STATEMENTS OF OPERATIONS
================================================================================

 Year ended December 31,                   2006           2005           2004
--------------------------------------------------------------------------------
 INVESTMENT LOSS
   Net investment loss allocated
     from EagleRock Master Fund, LP:
       Interest                       $ 2,319,940    $ 7,019,216    $ 4,326,725
       Dividends                        1,387,290        942,273      1,024,367
       Expenses                        (5,893,716)   (10,675,122)    (7,186,079)

         NET INVESTMENT LOSS FROM      (2,186,486)    (2,713,633)    (1,834,987)
          EAGLEROCK MASTER FUND, LP
   Interest income                           --             --              556

         TOTAL INVESTMENT LOSS         (2,186,486)    (2,713,633)    (1,834,431)

 EXPENSES:
   Management fee (Note 2)                776,100      1,501,405      1,068,296
   Other                                    4,400          4,400           --

         TOTAL EXPENSES                   780,500      1,505,805      1,068,296

         NET INVESTMENT LOSS           (2,966,986)    (4,219,438)    (2,902,727)

 REALIZED AND UNREALIZED GAIN (LOSS)
   ON INVESTMENTS ALLOCATED FROM
   EAGLEROCK MASTER FUND, LP:
     Net realized gain on investments   6,794,278      6,012,886      5,606,973
     Net change in unrealized gain
       on investments                  18,514,492    (40,395,693)    37,703,722

 NET INCOME (LOSS) (NOTE 1)           $22,341,784   $(38,602,245)   $40,407,968
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
================================================================================

 Three years ended December 31, 2006
--------------------------------------------------------------------------------
                                      General        Limited
                                      partner        partners         Total
--------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2004        $   6,429,065    $  95,441,854    $ 101,870,919
Capital contributions                    --         23,000,000       23,000,000
Capital withdrawals                      --         (3,732,552)      (3,732,552)
Net income (Note 1):
  Pro rata allocation               2,278,164       38,129,804       40,407,968
  Performance allocation            4,427,330       (4,427,330)            --
  Profit participation
    allocation                       (581,663)         581,663             --
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004         12,552,896      148,993,439      161,546,335
Capital withdrawals                      --         (1,805,269)      (1,805,269)
Net loss (Note 1):
  Pro rata allocation              (2,896,764)     (35,705,481)     (38,602,245)
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005          9,656,132      111,482,689      121,138,821
Capital withdrawals                      --        (70,840,751)     (70,840,751)
Net income (Note 1):
  Pro rata allocation               2,637,109       19,704,675       22,341,784
  Profit participation
    allocation                         (5,061)           5,061             --
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006      $  12,288,180    $  60,351,674    $  72,639,854
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP


                                           STATEMENTS OF CHANGES IN NET ASSETS
===============================================================================

 Year ended December 31,                  2006           2005           2004
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN NET ASSETS
  FROM OPERATIONS:
    Net investment loss              $ (2,966,986)  $ (4,219,438)  $ (2,902,727)
    Net realized gain on investments    6,794,278      6,012,886      5,606,973
    Net change in unrealized gain
      on investments                   18,514,492    (40,395,693)    37,703,722
-------------------------------------------------------------------------------
        NET INCREASE (DECREASE) IN     22,341,784    (38,602,245)    40,407,968
         NET ASSETS RESULTING FROM
         OPERATIONS
-------------------------------------------------------------------------------
(DECREASE) INCREASE IN NET ASSETS
  FROM CAPITAL TRANSACTIONS:
    Capital contributions                    --             --       23,000,000
    Capital withdrawals               (70,840,751)    (1,805,269)    (3,732,552)
-------------------------------------------------------------------------------
        NET (DECREASE) INCREASE IN
         NET ASSETS RESULTING FROM
         CAPITAL TRANSACTIONS         (70,840,751)    (1,805,269)    19,267,448
-------------------------------------------------------------------------------
TOTAL (DECREASE) INCREASE             (48,498,967)   (40,407,514)    59,675,416
NET ASSETS, BEGINNING OF YEAR         121,138,821    161,546,335    101,870,919
-------------------------------------------------------------------------------
NET ASSETS, END OF YEAR              $ 72,639,854   $121,138,821   $161,546,335
===============================================================================

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

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP

                       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
================================================================================

BUSINESS EagleRock Capital Partners (QP), L.P. ("Partnership") is a Delaware limited partnership organized to invest and trade in securities and other investment vehicles and instruments. The Partnership invests the majority of its assets in EagleRock Master Fund, LP ("Master Fund"). On November 1, 2004, EagleRock Master Fund, a Delaware partnership, transferred its net assets and partnership interests to the Master Fund, a Cayman Islands exempted partnership that became the surviving master partnership. As a result of the transfer, the Partnership received a pro rata share of the Partnership interest in the Master Fund on that date. The Partnership is also a general partner in the Master Fund. Mariel Capital Management, LLC ("General Partner") is the general partner of the Partnership. The financial statements of the Master Fund are included elsewhere in this report and should be read with the Partnership's financial statements.


SIGNIFICANT ACCOUNTING     Investment in EagleRock Master Fund, LP
POLICIES

                           The investment in the Master Fund is fair valued at the Partnership's proportionate interest in the net assets and net income (loss) of the Master Fund. Valuation of the investments held by the Master Fund is discussed in the notes to the Master Fund financial statements included elsewhere in this report. The percentage of the Master Fund partners' capital owned by the Partnership at December 31, 2006 and 2005 was approximately 81% and 65%, respectively.

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

                           New Accounting Pronouncement

                           In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Partnership does not believe the adoption of SFAS No. 157 will impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal year.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                 NOTES TO FINANCIAL STATEMENTS
================================================================================

1.    ALLOCATION OF NET             The net income (loss) for the three years
      INCOME (LOSS),                ended December 31, 2006 is allocated to each
      PERFORMANCE                   partner in accordance with the ratio of the
      ALLOCATION AND                capital account of each partner to the total
      PROFIT                        of all capital accounts at the beginning of
      PARTICIPATION                 each fiscal period.
      ALLOCATION

                                    At the end of each performance period, 20% of net income in excess of cumulative loss is reallocated to the capital accounts of the General Partner as a performance allocation. The General Partner may, at its discretion, reduce or waive this allocation. For one of the limited partners of the Partnership, a separate agreement exists stating that at the end of each performance period, 10% of net income in excess of cumulative loss is reallocated to the capital account of the General Partner. For the year ended December 31, 2004, the performance allocation was $4,427,330. There was no performance allocation for the years ended December 31, 2006 and 2005.

                                    In consideration of one of the limited
                                    partner's contribution, the limited partner is entitled to receive 10% of any performance allocation paid to the General Partner by the Partnership and an affiliated partnership (the "Profit Participation Allocation"). For the years ended December 31, 2006, 2005 and 2004, the Profit
                                    Participation Allocation was $5,061, $-0-and $581,663, respectively.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                 NOTES TO FINANCIAL STATEMENTS
================================================================================

2.    MANAGEMENT FEE                EagleRock Capital Management, LLC
                                    ("Investment Manager") serves as the
                                    Investment Manager of the Partnership. The
                                    Partnership incurs a quarterly fee payable at the beginning of each quarter equal to .375% (1.50% per annum) of the capital account balance of each limited partner as of the close of the preceding quarter. The
                                    General Partner may, at its discretion,
                                    reduce or eliminate this fee. Management fees are paid by the Master Fund and are discussed in the notes to the Master Fund's financial statements included elsewhere in this report. For one of the limited partners of the Partnership, a separate agreement exists stating that the Partnership incur a quarterly fee payable at the beginning of each quarter equal to .25% (1.00% per annum) of the capital account balance of the limited partner as of the close of the preceding quarter. For the years ended
                                    December 31, 2006, 2005 and 2004, the
                                    Partnership's management fees were $766,100,
                                    $1,501,405 and $1,068,296, respectively. At
                                    December 31, 2006 the Partnership made an advance payment of $61,723 to the Investment
                                    Manager, which is included in prepaid and other assets.

3.    CAPITAL                       (a)   Capital Withdrawals Payable
      TRANSACTIONS
                                    As of December 31, 2006, the Partnership had a receivable from the Master Fund of $9,920,929 with respect to capital withdrawals payable to its limited partners.
                                    As of February 28, 2007, the Partnership made payments for such capital withdrawals totaling $8,928,836.

                                    (b)   Subsequent Capital Transactions

                                    From January 1, 2007 to February 28, 2007, the Partnership made payments for capital withdrawals totaling $8,928,836 (see Note 3(a)). There were no other capital contributions or withdrawals in the same period.

                                           EAGLEROCK CAPITAL PARTNERS (QP), LP

                                                 NOTES TO FINANCIAL STATEMENTS
================================================================================

4.    CONTINGENCY                   From time to time, the Partnership and its
                                    affiliates receive inquiries from regulatory agencies. The Partnership and its affiliates fully cooperate with such inquiries. It is not possible to predict the outcome of such inquiries.


5.    FINANCIAL                     The financial highlights represent the
      HIGHLIGHTS                    Partnership's financial performance for the
                                    three years ended December 31, 2006.

                                    An individual partner's performance may vary based on different financial arrangements such as management fee, performance allocation, and the timing of capital transactions.

                                    Total return is computed based on the change in a limited partner capital account during the year, adjusted for capital contributions and withdrawals.

                                    The operating expense and net investment loss ratios do not reflect the effect of the performance and profit participation allocation.


                        Limited partner              2006      2005      2004
                        --------------------------------------------------------
                        Total return before          26.09%   (23.96)%   34.11%
                          performance allocation
                        Performance allocation
                          net of profit
                          participation allocation     --        --      (3.45)
                        --------------------------------------------------------
                              Total return after     26.09%   (23.96)%   30.66%
                                performance and
                                profit
                                participation
                                allocation
                        ========================================================
                        PERCENTAGES TO AVERAGE
                          NET ASSETS:
                          Operating expense ratio     7.50%     8.54%     7.28%
                          Performance allocation
                            net of profit
                            participation
                            allocation                 --        --       3.45
                        --------------------------------------------------------
                              Total expenses and      7.50%     8.54%    10.73%
                                performance and
                                profit
                                participation
                                allocation
                        ========================================================
                          Net investment loss        (3.40)%   (3.02)%   (2.60)%
                            ratio
                        ========================================================

                            EAGLEROCK MASTER FUND, LP















================================================================================
                                                            FINANCIAL STATEMENTS
                                             THREE YEARS ENDED DECEMBER 31, 2006

INDEPENDENT AUDITORS' REPORT


The Partners
EagleRock Master Fund, LP
Grand Cayman, Cayman Islands

We have audited the accompanying statements of assets and liabilities, including the condensed schedules of investments, of EagleRock Master Fund LP (formerly, EagleRock Master Fund) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and changes in net assets for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EagleRock Master Fund LP as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and changes in net assets for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, NY
February 28, 2007

                                                     EAGLEROCK MASTER FUND, LP


                                          STATEMENTS OF ASSETS AND LIABILITIES
                                                     (EXPRESSED IN US DOLLARS)
================================================================================

   December 31,                                          2006           2005
--------------------------------------------------------------------------------
   ASSETS
   Investments in securities, at market or fair
     value (cost $153,334,832 and $299,102,075)
     (Notes 1 and 5)                                 $214,117,270   $326,074,156
   Investment in securities pledged to
     counterparty, at fair value (cost $10,496,032
     and $18,049,368)
     (Notes 1, 4 and 5)                                10,498,542     17,866,699
   Due from brokers, net (Notes 1 and 5)                5,375,542           --
   Dividends and interest receivable                    1,040,896        657,016
--------------------------------------------------------------------------------
                                                      231,032,250    344,597,871
--------------------------------------------------------------------------------
   LIABILITIES
   Securities sold, not yet purchased, at market
     or fair value
     (proceeds $97,748,620 and $138,444,811)
     (Notes 1, 4 and 5)                                99,003,941    133,421,837
   Unrealized loss on open swap contracts (Notes 1
     and 5)                                             1,309,844        871,148
   Due to brokers, net (Note 1)                              --       19,344,126
   Capital withdrawals payable to feeder funds
     (Note 6(a))                                       38,892,082           --
   Dividends and interest payable                       1,828,639      1,276,936
   Accrued expenses                                        20,000         20,000
--------------------------------------------------------------------------------
                                                      141,054,506    154,934,047
--------------------------------------------------------------------------------
   Contingency (Note 7)
   NET ASSETS (PARTNERS' CAPITAL) (NOTE 6)           $ 89,977,744   $189,663,824
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
              INVESTMENTS IN SECURITIES:
                Common stock:
                  United States:
                    Automotive:
7,118,709           Delphi Corporation                  30.22%   $ 27,193,468
                    Other                                2.05       1,846,043
                  Building materials:
1,059,811           Owens Corning                        5.89       5,297,179
                    Other                                 .88         791,000
                  Business services                      7.15       6,436,431
                  Capital equipment                      1.07         959,805
                  Chemicals:
8,556,643           Solutia, Inc.                        7.08       6,374,699
                    Other                                3.50       3,149,953
                  Consumer products:
2,039,742           Interstate Bakeries Corp.            5.44       4,895,381
                    Other                                3.66       3,291,724
                  Electronics                            3.27       2,939,609
                  Energy                                 5.62       5,056,693
                  Financial services                     2.13       1,919,922
                  Food processing:
2,633,716           Darling International, Inc.         16.13      14,511,775
                    Other                                 .09          83,554
                  Health and death care                   .63         567,133
                  Index:
  139,421           S&P depository receipts             21.94      19,744,802
                  Media, entertainment and
                  leisure                               10.01       9,007,747
                  Mining and metals:
  199,348           WCI Steel, Inc.                      3.54       3,189,568
                    Other                                8.72       7,838,397
                  Networking                             4.04       3,631,341
                  Packaging and containers:
1,680,115           Constar International, Inc.         13.07      11,760,805
   15,000           Graphic Packaging Corp.               .07          64,950
                    Other                                1.23       1,109,157
                  Paper products                          .32         288,547
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES
               (CONTINUED):
               Common stock (continued):
                 United States (continued):
                   Pharmaceuticals and biotech           1.51%    $  1,361,866
                   Retail                                4.54        4,087,682
                   Semiconductors                        1.21        1,092,514
                   Software                              2.24        2,014,617
                   Telecommunications                    5.70        5,129,087
                   Transportation and defense:
   395,581           Delta Air Lines, Inc.                .57          514,255
                     Other                               3.23        2,902,894
                   Utilities                             2.33        2,092,785
                   Wireless communications               2.88        2,591,667
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - UNITED      181.96      163,737,050
                        STATES (COST $115,139,614)
--------------------------------------------------------------------------------
                 Bermuda:
                   Pharmaceutical and biotech             .23          208,404
                   Telecommunications                    1.04          934,594
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK -               1.27        1,142,998
                        BERMUDA (COST $1,193,841)
--------------------------------------------------------------------------------
                 Canada:
                   Mining and metals                      .74          661,602
                   Transportation and defense             .87          779,108
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - CANADA        1.61        1,440,710
                        (COST $1,344,271)
--------------------------------------------------------------------------------
                 China:
                   Automotive                             .21          192,014
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - CHINA          .21          192,014
                        (COST $154,164)
--------------------------------------------------------------------------------
                 England:
                   Media, entertainment and
                   leisure                                .47          420,719
                   Mining and metals                      .47          419,715
                   Telecommunications                     .02           19,391
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK -                .96          859,825
                        ENGLAND (COST $781,739)
--------------------------------------------------------------------------------

================================================================================
        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES
               (CONTINUED):
               Common stock (continued):
                 France:
                   Telecommunications                     .46%    $    417,713
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - FRANCE         .46          417,713
                        (COST $393,037)
--------------------------------------------------------------------------------
                 Germany:
                   Financial services                     .04           39,550
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK -                .04           39,550
                        GERMANY (COST $329,567)
--------------------------------------------------------------------------------
                 India:
                   Media, entertainment and
                   leisure                                .33          293,646
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - INDIA          .33          293,646
                        (COST $290,495)
--------------------------------------------------------------------------------
                 Italy:
                   Food processing                        .07           63,320
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - ITALY          .07           63,320
                        (COST $57,295)
--------------------------------------------------------------------------------
                 Taiwan:
                   Semiconductors                         .10           91,312
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - TAIWAN         .10           91,312
                        (COST $88,389)
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK
                        (COST $119,772,412)            187.01      168,278,138
--------------------------------------------------------------------------------
               Long-term debt securities:
                 United States:
                   Automotive                            4.78        4,302,632
                   Business services                     1.65        1,487,700
                   Financial services                     .46          409,500
                   Media, entertainment and
                   leisure                               6.08        5,472,854
                   Mining and metals:
 2,750,000           WCI Steel, Inc. 8.00% 5/1/16        3.03        2,722,500
15,750,000           WCI Steel, Inc. 10.00%
                     12/1/04
                     Sr Nts. (in default)                 .34          307,125
                     Other                                .77          699,750
                   Packaging and containers               .18          165,454
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES
               (CONTINUED):
               Long-term debt securities
                 (continued):
                 United States (continued):
                   Semiconductors                         .30%    $     271,500
                   Telecommunications                    4.43         3,990,193
                   Transportation and defense:
                     Delta Air Lines Inc. 8.3%
11,040,000           12/15/29                            8.22         7,396,800
                     Delta Air Lines Inc. 2.88%
   900,000           02/18/24                             .65           582,750
                     Delta Air Lines Inc. 7.90%
   900,000           12/15/09                             .66           589,500
                     Other                               4.43         3,988,000
                   Wireless communications                .60           537,188
                   Utilities                              .66           594,000
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT              37.24        33,517,446
                        SECURITIES - UNITED
                        STATES (COST $27,113,890)
--------------------------------------------------------------------------------
                 Bermuda:
                   Pharmaceuticals and biotech           2.06         1,849,500
                   Telecommunications                     .52           469,500
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT               2.58         2,319,000
                        SECURITIES - BERMUDA
                        (COST $1,350,006)
--------------------------------------------------------------------------------
                 Canada:
                   Electronics                           3.31         2,975,469
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT               3.31         2,975,469
                        SECURITIES - CANADA (COST
                        $3,056,205)
--------------------------------------------------------------------------------
                 England:
                   Automotive                            3.45         3,102,500
                   Telecommunications                    2.63         2,368,458
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT               6.08         5,470,958
                        SECURITIES - ENGLAND
                        (COST $2,844,527)
--------------------------------------------------------------------------------
                 Mexico:
                   Telecommunications                    2.78         2,497,389
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT               2.78         2,497,389
                        SECURITIES - MEXICO (COST
                        $1,654,435)
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT              51.99        46,780,262
                        SECURITIES (COST
                        $36,019,063)
--------------------------------------------------------------------------------

================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES
               (CONTINUED):
               Preferred stock:
                 United States:
                   Media, entertainment and
                   leisure                                .28%    $    252,450
                   Mining and metals:
   317,716           WCI Steel, Inc.                     6.78        6,100,147
                   Pharmaceuticals and biotech           1.00          900,900
--------------------------------------------------------------------------------
                      TOTAL PREFERRED STOCK              8.06        7,253,497
                        (COST $5,225,629)
--------------------------------------------------------------------------------
               Options purchased:
                 Canada                                   .04           38,813
                 United States                           2.52        2,265,102
--------------------------------------------------------------------------------
                      TOTAL OPTIONS PURCHASED            2.56        2,303,915
                        (COST $2,813,760)
--------------------------------------------------------------------------------
                      TOTAL INVESTMENTS IN
                        SECURITIES (COST
                        $163,830,864)                  249.62%    $224,615,812
--------------------------------------------------------------------------------

================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
             SECURITIES SOLD, NOT YET PURCHASED:
               Common stock:
                 United States:
                   Automotive:
 3,040,007           Delphi Corporation                 12.91%    $ 11,612,827
                     Other                                .08           68,224
                   Building materials:
   497,131           Owens Corning                       3.94        3,546,020
                   Capital equipment                      .05           44,630
                   Consumer products                     1.12        1,006,425
                   Electronics                            .08           69,333
                   Energy                                 .40          364,060
                   Food processing:
    75,000           Darling International, Inc.          .46          413,250
                     Other                                .55          495,041
                   Financial services                     .07           64,570
                   Index:
   189,670           S&P depository receipts            29.85       26,861,065
                   Media, entertainment and
                   leisure                                .07           65,507
                   Networking                             .07           65,835
                   Paper products                         .01           10,117
                   Retail                                1.69        1,521,985
                   Semiconductors                         .28          252,490
                   Transportation and defense:
   153,061           Delta Air Lines, Inc.                .22          198,979
                     Other                                .38          342,375
                   Utilities                             1.72        1,545,668
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - UNITED       53.95       48,548,401
                        STATES (PROCEEDS
                        $46,584,384)
--------------------------------------------------------------------------------
                 Canada:
                   Financial services                      -             1,504
                   Mining and metals                      .31          274,576
                   Networking                             .07           63,404
                   Transportation and defense             .33          296,076
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - CANADA         .71          635,560
                        (PROCEEDS $617,004)
--------------------------------------------------------------------------------

================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
             SECURITIES SOLD, NOT YET PURCHASED
               (CONTINUED):
               Common stock (continued):
                 England:
                   Business services                      .04%    $     34,567
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK -                .04           34,567
                        ENGLAND (PROCEEDS $30,424)
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK
                        PROCEEDS $47,231,812)           54.70       49,218,528
--------------------------------------------------------------------------------
               Long-term debt securities:
                 United States:
                   Automotive                            3.86        3,474,001
                   Chemicals                             3.30        2,970,000
                   Media, entertainment and
                   leisure                               7.30        6,572,375
                   Mining and metals:
 1,500,000           WCI Steel, Inc. 8.00% 5/1/16        1.65        1,485,000
                     Other                               1.79        1,612,875
                   Packaging and containers:
                     Graphic Packaging Corp. 9.5%
 5,850,000           8/15/13                             6.89        6,201,000
                     Other                               4.49        4,036,802
                   Retail:
 5,000,000           Radio Shack 7.375% 5/15/11          5.69        5,115,900
                   Transportation and defense            2.56        2,300,000
                   Utilities:
 8,000,000           AES Corp. 8.75% 6/15/08             9.22        8,300,000
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT              46.75       42,067,953
                        SECURITIES - UNITED
                        STATES
                        (PROCEEDS $42,471,754)
--------------------------------------------------------------------------------
                 Bermuda:
                   Pharmaceuticals and biotech:
 6,300,000           U.S. Steel 9.75% 5/15/10            7.49        6,741,000
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT               7.49        6,741,000
                        SECURITIES - BERMUDA
                        (PROCEEDS $8,479,988)
--------------------------------------------------------------------------------
                      TOTAL LONG-TERM DEBT              54.24       48,808,953
                        SECURITIES (PROCEEDS
                        $50,951,742)
--------------------------------------------------------------------------------

================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2006
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                            $89,977,744    fair value
--------------------------------------------------------------------------------
             SECURITIES SOLD, NOT YET PURCHASED
               (CONTINUED):
               Options written:
                 United States                           1.09%    $    976,460
--------------------------------------------------------------------------------
                     TOTAL OPTIONS WRITTEN               1.09          976,460
                      (PROCEEDS $1,099,310)
--------------------------------------------------------------------------------
                     TOTAL SECURITIES SOLD, NOT        110.03%    $ 99,003,941
                      YET PURCHASED
                      (PROCEEDS $97,748,620)
--------------------------------------------------------------------------------
             UNREALIZED LOSS ON OPEN SWAP
             CONTRACTS:
               Credit default swaps                      1.46%    $  1,309,844
--------------------------------------------------------------------------------
                     TOTAL UNREALIZED LOSS ON
                      OPEN SWAP CONTRACTS                1.46%    $  1,309,844
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2005
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                           $189,663,824    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES:
               Common stock:
                 United States:
                   Automotive                            1.75%    $  3,319,015
                   Building materials                     .54        1,017,000
                   Business services                     7.37       13,985,685
                   Capital equipment                     7.62       14,447,084
                   Chemicals                             5.49       10,420,607
                   Consumer products:
 2,508,302           Interstate Bakeries Corp.           9.85       18,686,850
                     Other                               5.18        9,816,624
                   Electronics                           7.89       14,965,775
                   Energy                                7.25       13,752,800
                   Financial services                    3.75        7,106,285
                   Food processing:
 2,540,864           Darling International Inc.          5.32       10,087,230
                     Other                                .01           10,027
                   Health and death care                 3.10        5,888,703
                   Housing                                .35          666,248
                   Index                                 3.24        6,146,436
                   Media, entertainment and
                     leisure:
                     World Wrestling
   754,744            Entertainment Inc.                 5.84       11,079,642
                     Other                               3.74        7,099,638
                   Mining and metals                     3.88        7,352,194
                   Networking                             .16          312,509
                   Packaging and containers              4.68        8,882,504
                   Paper products                         .37          694,238
                   Pharmaceuticals and biotech           4.48        8,497,380
                   Retail                                4.32        8,197,348
                   Semiconductors                        6.05       11,468,661
                   Software                              7.81       14,809,890
                   Telecommunications                   11.29       21,393,586
                   Transportation and defense            3.13        5,940,373
                   Utilities                             1.57        2,983,038
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - UNITED      126.03      239,027,370
                        STATES (COST $227,046,587)
--------------------------------------------------------------------------------

================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2005
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                           $189,663,824    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES
               (CONTINUED):
               Common stock (continued):
                 Bermuda:
                   Telecommunications                     .08%    $    150,794
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK -                .08          150,794
                        BERMUDA (COST $153,086)
--------------------------------------------------------------------------------
                 Canada:
                   Energy                                 .03           60,236
                   Software                               .02           45,360
                   Transportation and defense             .16          295,723
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - CANADA         .21          401,319
                        (COST $420,605)
--------------------------------------------------------------------------------
                 England:
                   Telecommunications                    3.03        5,755,826
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK -               3.03        5,755,826
                        ENGLAND (COST $1,895,474)
--------------------------------------------------------------------------------
                 France:
                   Chemicals                              .17          326,345
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - FRANCE         .17          326,345
                        (COST $148,620)
--------------------------------------------------------------------------------
                 Germany:
                   Financial services                     .17          331,100
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK -
                        GERMANY (COST $598,695)           .17          331,100
--------------------------------------------------------------------------------
                 Italy:
                   Food processing                       2.64        4,995,173
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - ITALY         2.64        4,995,173
                        (COST $6,486,204)
--------------------------------------------------------------------------------
                 South Africa:
                   Mining and metals                      .44          825,613
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK - SOUTH          .44          825,613
                        AFRICA (COST $700,163)
--------------------------------------------------------------------------------
                      TOTAL COMMON STOCK               132.77      251,813,540
                        (COST $237,449,434)
--------------------------------------------------------------------------------

================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2005
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                           $189,663,824    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES
               (CONTINUED):
               Long-term debt securities
                 United States:
                   Automotive                             .57%    $  1,072,315
                   Building materials                    2.33        4,427,500
                   Business services                      .92        1,744,200
                   Chemicals                              .54        1,032,750
                   Consumer products                      .13          238,750
                   Electronics                            .52          982,500
                   Financial services                     .86        1,638,875
                   Health and death care                  .63        1,189,500
                   Media, entertainment and
                     leisure                             7.59       14,391,647
                   Mining and metals:
15,750,000           WCI Steel, Inc. 10% 12/1/04
                      Sr Nts (in default)                5.77       10,946,250
                     Other                               2.19        4,156,025
                   Packaging and containers               .80        1,513,818
                   Retail                                 .06          110,355
                   Semis                                  .67        1,269,125
                   Telecommunications                    3.11        5,907,630
                   Transportation and defense            5.79       10,972,143
                   Utilities                              .42          801,000
--------------------------------------------------------------------------------
                     TOTAL LONG-TERM DEBT
                      SECURITIES - UNITED STATES
                      (COST $59,327,430)                32.90       62,394,383
--------------------------------------------------------------------------------
                 Bermuda:
                   Pharmaceuticals and biotech            .74        1,397,250
                   Telecommunications                     .99        1,878,000
--------------------------------------------------------------------------------
                     TOTAL LONG-TERM DEBT                1.73        3,275,250
                      SECURITIES  - BERMUDA (COST
                      $1,350,006)
--------------------------------------------------------------------------------
                 England:
                   Automotive                             .76        1,445,000
                   Telecommunications                    2.67        5,059,672
--------------------------------------------------------------------------------
                     TOTAL LONG-TERM DEBT                3.43        6,504,672
                      SECURITIES - ENGLAND (COST
                      $6,686,967)
--------------------------------------------------------------------------------

================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2005
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                           $189,663,824    fair value
--------------------------------------------------------------------------------
             INVESTMENTS IN SECURITIES
               (CONTINUED):
               Long-term debt securities
                 (continued):
                 Mexico:
                 Telecommunications                       1.20%   $  2,278,943
--------------------------------------------------------------------------------
                     TOTAL LONG-TERM DEBT                 1.20       2,278,943
                      SECURITIES - MEXICO (COST
                      $1,654,435)
--------------------------------------------------------------------------------
                     TOTAL LONG-TERM DEBT                39.26      74,453,248
                      SECURITIES (COST
                      $69,018,838)
--------------------------------------------------------------------------------
               Preferred stock:
                 United States:
                   Automotive                              .06         110,412
                   Building materials                     3.86       7,309,470
                   Media, entertainment and
                     leisure                               .92       1,742,624
                   Mining and metals                      2.20       4,176,975
                   Pharmaceuticals and biotech             .36         685,125
                   Telecommunications                      .20         377,304
                   Transportation and defense              .03          60,015
                   Utilities                               .84       1,594,368
--------------------------------------------------------------------------------
                     TOTAL PREFERRED STOCK                8.47      16,056,293
                      (COST $8,703,602)
--------------------------------------------------------------------------------
               Options purchased (cost
                 $1,979,569):
                 United States                             .83       1,617,774
--------------------------------------------------------------------------------
                     TOTAL INVESTMENTS IN               181.33%   $343,940,855
                      SECURITIES (COST
                      $317,151,443)
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2005
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                           $189,663,824    fair value
--------------------------------------------------------------------------------
             SECURITIES SOLD, NOT YET PURCHASED:
               Common stock:
                 United States:
                   Automotive                             .40%    $    753,936
                   Building materials                    1.48        2,813,505
                   Capital equipment                     2.59        4,903,060
                   Chemicals                              .47          896,928
                   Consumer products                      .66        1,252,292
                   Electronics                            .23          439,951
                   Energy                                 .74        1,409,055
                   Financial services                    1.22        2,318,349
                   Health and death care                  .34          652,761
                   Index                                 4.50        8,517,486
                   Media, entertainment and
                     leisure                              .10          183,376
                   Mining and metals                      .54        1,031,102
                   Packaging and containers               .41          783,036
                   Paper products                         .01           18,640
                   Pharmaceuticals and biotech            .35          662,450
                   Retail                                1.26        2,397,753
                   Telecommunications                     .73        1,385,920
                   Transportation and defense             .32          599,164
--------------------------------------------------------------------------------
                     TOTAL COMMON STOCK - UNITED
                        STATES (PROCEEDS
                        $32,928,257)                    16.35       31,018,764
--------------------------------------------------------------------------------
                 Canada:
                   Transportation and defense             .16          295,723
--------------------------------------------------------------------------------
                     TOTAL COMMON STOCK - CANADA          .16          295,723
                        (PROCEEDS $279,130)
--------------------------------------------------------------------------------
                 England:
                   Telecommunications                    2.29        4,343,345
--------------------------------------------------------------------------------
                     TOTAL COMMON STOCK - ENGLAND        2.29        4,343,345
                        (PROCEEDS $4,024,423)
--------------------------------------------------------------------------------
                 Germany:
                   Food packaging                         .15          291,632
--------------------------------------------------------------------------------
                     TOTAL COMMON STOCK - GERMANY         .15          291,632
                        (PROCEEDS $299,456)
--------------------------------------------------------------------------------
                     TOTAL COMMON STOCK -
                        (PROCEEDS $37,531,266)          18.95       35,949,464
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2005
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                           $189,663,824    fair value
--------------------------------------------------------------------------------
             SECURITIES SOLD, NOT YET PURCHASED
               (CONTINUED):
               Long-term debt securities:
                 United States:
                 Automotive                              2.27%    $  4,301,875
                 Building materials:
15,100,000         Owens Corning 7.5% 8/1/18             6.13       11,627,000
                   Other                                 1.09        2,070,000
                 Capital equipment                        .51          970,000
                 Chemicals                               1.61        3,051,000
                 Consumer products                       1.13        2,143,250
                 Financial services                      1.21        2,291,500
                 Health and death care                   2.20        4,182,000
                 Media, entertainment and leisure        5.32       10,081,125
                 Mining and metals:
 9,900,000         U.S. Steel 9.75% 5/15/10              5.64       10,692,000
                   Other                                 6.89       13,070,500
                 Paper products                           .67        1,274,000
                 Packaging and containers                7.24       13,742,250
                 Retail                                  2.79        5,287,500
                 Transportation and defense               .61        1,148,000
                 Utilities                               4.41        8,360,000
--------------------------------------------------------------------------------
                     TOTAL UNITED STATES
                        (PROCEEDS $97,872,728)          49.72       94,292,000
--------------------------------------------------------------------------------
               Preferred stock:
                 United States:
                   Building materials                     .72        1,365,000
                   Utilities                              .36          679,250
--------------------------------------------------------------------------------
                     TOTAL PREFERRED STOCK               1.08        2,044,250
                        (PROCEEDS $1,973,982)
--------------------------------------------------------------------------------
                 Options written:
                   United States                          .61        1,136,123
--------------------------------------------------------------------------------
                     TOTAL OPTIONS WRITTEN                .61        1,136,123
                        (PROCEEDS $1,066,836)
--------------------------------------------------------------------------------
                     TOTAL SECURITIES SOLD, NOT         70.36%    $133,421,837
                        YET PURCHASED
                        (PROCEEDS $138,444,812)
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 December 31, 2005
--------------------------------------------------------------------------------
  Number of                                            % of ne
 shares/face                                          assets oft     Market or
    value     Description                           $189,663,824    fair value
--------------------------------------------------------------------------------
             UNREALIZED LOSS ON OPEN SWAP
               CONTRACTS:
               Credit default swaps                       .46%    $    871,148
--------------------------------------------------------------------------------
                     TOTAL UNREALIZED LOSS ON             .46%    $    871,148
                        OPEN SWAP CONTRACTS
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                     EAGLEROCK MASTER FUND, LP


                                                      STATEMENTS OF OPERATIONS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================
 Year ended December 31,                      2006          2005           2004
--------------------------------------------------------------------------------
INVESTMENT INCOME:
  Interest                           $  3,690,270  $ 10,899,042   $  5,053,958
  Dividends, net of withholding
    taxes                               2,164,884     1,282,542      1,159,591
--------------------------------------------------------------------------------
      TOTAL INVESTMENT INCOME           5,855,154    12,181,584      6,213,549
--------------------------------------------------------------------------------
EXPENSES:
  Interest on securities sold, not
    yet purchased                       4,738,585    11,536,812      4,526,696
  Margin interest                       1,871,243     1,975,739      2,486,380
  Dividends on securities sold, not
    yet purchased                       1,435,181       425,658        900,263
  Other, net, primarily stock
    borrow fees (Note 4)                1,323,958     2,586,283        473,715
--------------------------------------------------------------------------------
      TOTAL EXPENSES                    9,368,967    16,524,492      8,387,054
--------------------------------------------------------------------------------
      NET INVESTMENT LOSS              (3,513,813)   (4,342,908)    (2,173,505)
NET REALIZED GAIN ON INVESTMENTS       10,685,078    10,430,167      4,381,952
NET CHANGE IN UNREALIZED GAIN ON
  INVESTMENTS                          28,936,843   (62,562,860)    52,979,588
--------------------------------------------------------------------------------
NET INCOME (LOSS) (NOTE 2)            $36,108,108  $(56,475,601)   $55,188,035
================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                                             EAGLEROCK MASTER FUND, LP


                                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                                             (EXPRESSED IN US DOLLARS)
===========================================================================================================

Three years ended December 31, 2006
-----------------------------------------------------------------------------------------------------------
                                                                              EagleRock
                                              EagleRock      EagleRock         Capital
                                               Capital        Capital          Partners
                                              Partners       Partners,       Offshore Fund,
                                               QP, L.P.        L.P.               Ltd.            Total
-----------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2004                    $102,776,970     $  9,829,369     $       --       $112,606,339
Transfer from EagleRock Capital Partners
  Offshore Fund, Ltd.                               --               --         10,100,017       10,100,017
Capital contributions                         23,000,000       15,654,565       13,525,012       52,179,577
Capital withdrawals                           (3,732,552)            --               --         (3,732,552)
Net income (Note 2):
  Pro rata allocation                         41,475,708        7,430,887        6,281,440       55,188,035
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                   163,520,126       32,914,821       29,906,469      226,341,416
Capital contributions                               --          5,500,000       35,700,000       41,200,000
Capital withdrawals                           (3,484,918)      (9,037,074)      (8,879,999)     (21,401,991)
Net loss (Note 2):
  Pro rata allocation                        (37,096,440)      (6,907,641)     (12,471,520)     (56,475,601)
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005                   122,938,768       22,470,106       44,254,950      189,663,824
Capital withdrawals                        ( (73,483,842)   ( (10,188,618)   ( (52,121,728)   ( 135,794,188)
Net income (Note 2):
  Pro rata allocation                         23,122,284        5,119,046        7,866,778       36,108,108
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                  $ 72,577,210     $ 17,400,534     $       --       $ 89,977,744
===========================================================================================================

        See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                            EAGLEROCK MASTER FUND, LP

                                                  STATEMENTS OF CHANGES IN NET ASSETS
                                                            (EXPRESSED IN US DOLLARS)
=======================================================================================
                                                                              41
 Year ended December 31,                     2006             2005             2004
---------------------------------------------------------------------------------------
(DECREASE) INCREASE IN NET ASSETS
  FROM OPERATIONS:
    Net investment loss                $  (3,513,81)    $  (4,342,908)   $  (2,173,505)
    Net realized gain on investments      10,685,078       10,430,167        4,381,952
    Net change in unrealized gain
      on investments                      28,936,843      (62,562,860)      52,979,588
---------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN
        NET ASSETS RESULTING FROM
        OPERATIONS                        36,108,108      (56,475,601)      55,188,035
---------------------------------------------------------------------------------------
(DECREASE) INCREASE IN NET ASSETS
  FROM CAPITAL TRANSACTIONS:
    Transfer from EagleRock Capital
      Partners Offshore Fund, Ltd.              --               --         10,100,017
    Capital contributions                       --         41,200,000       52,179,577
    Capital withdrawals                 (135,794,188)     (21,401,991)      (3,732,552)
---------------------------------------------------------------------------------------
      NET (DECREASE) INCREASE IN
        NET ASSETS RESULTING FROM
        CAPITAL TRANSACTIONS            (135,794,188)      19,798,009       58,547,042
---------------------------------------------------------------------------------------
TOTAL (DECREASE) INCREASE                (99,686,080)     (36,677,592)     113,735,077
NET ASSETS, BEGINNING OF YEAR            189,663,824      226,341,416      112,606,339
---------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR                $  89,977,744    $ 189,663,824    $ 226,341,416
=======================================================================================

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

                                    EagleRock Capital Partners, LP, EagleRock
                                    Capital Partners (QP), LP and EagleRock
                                    Capital Partners Offshore Fund, Ltd.
                                    (collectively "Feeder Funds") and Mariel
                                    Capital Management, LLC ("Mariel") are the general partners of the Partnership (collectively "General Partners"). The Feeder Funds are all entities under common control and are also limited partners of the Partnership. Mariel had no capital balance at December 31, 2006 and 2005.


 SIGNIFICANT ACCOUNTING             Basis of Presentation
 POLICIES
                                    The financial statements are presented in United States ("U.S.") dollars in accordance with accounting principles generally accepted in the United States of America.

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

                                    The Partnership may be obligated to make a payment upon a default of significant change in the credit quality or the underlying financial instrument of the credit default swap contract. In connection with these contracts, the Partnership attempts to mitigate its exposure to market risk by entering into offsetting derivatives contracts and security positions.

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

                                    New Accounting Pronouncement

                                    In September 2006, the Financial Accounting
                                    Standards Board ("FASB") issued Statement of
                                    Financial Accounting Standards ("SFAS") No.
                                    157, "Fair Value Measurements". This
                                    standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Partnership does not believe the adoption of SFAS No. 157 will impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal year.

                                                     EAGLEROCK MASTER FUND, LP

                                                 NOTES TO FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================

1.       BROKERAGE                  The Partnership has agreements with
                                    brokerage firms AGREEMENTS to carry its
                                    customer account. These brokers have custody of the Partnership's securities and, from time to time, cash balances, which may be due from these brokers.

                                    These securities and/or cash positions serve as collateral for any amounts due to brokers as well as collateral for securities sold, not yet purchased.

                                    The Partnership is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody.


2.       ALLOCATION OF              The net income (loss) for each of the three
         INCOME (LOSS)              years NET ended December 31, 2006 is
                                    allocated to each partner in accordance with the ratio of the capital account of each partner to the total of all capital accounts at the beginning of each fiscal period.

3.       FEEDER FUND                EagleRock Capital Management, LLC
         MANAGEMENT FEES            ("Investment Manager") serves as the
                                    Investment Manager of the Partnership. The
                                    Partnership pays a quarterly management fee on behalf of its three Feeder Funds. During the three years ended December 31, 2006, the Partnership paid the 2006, 2005 and 2004 management fee and was reimbursed by the Feeder Funds in the form of a capital withdrawal which amounted to $1,728,389,
                                    $2,898,515, and $2,302,938, respectively.

4.       INVESTMENTS IN             The Partnership has entered into certain
         SECURITIES PLEDGED         stock borrow agreements. At December 31,
         TO COUNTERPARTY            2006 and 2005, the Partnership has pledged
                                    $10,498,542 and $17,866,699, respectively,
                                    of investments in securities related to
                                    stock borrow transactions. For the years ended December 31, 2006, 2005 and 2004, stock borrow fees charged by the broker
                                    amounted to $1,314,732, $2,588,754 and
                                    $636,581, respectively, and are included in other expenses in the statements of operations.

                                                     EAGLEROCK MASTER FUND, LP

                                                 NOTES TO FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================

5.       FINANCIAL                  The Partnership invests in marketable
         INSTRUMENTS WITH           securities and is exposed to market risks
         OFF-BALANCE SHEET          resulting from changes in the fair value of
         RISK                       their investments. Derivative financial
                                    instruments are used by the Partnership to help manage such market risk.

                                    Securities sold, not yet purchased by the Partnership, may give rise to off-balance sheet risk. The Partnership may sell a security it does not own in anticipation of a decline in the fair value of that security. When the Partnership sells a security short, it must borrow the security sold short. A gain, limited to the price at which the Partnership sold the security short, or a loss, unlimited in amount, will be recognized upon the termination of a short sale. The Partnership has recorded this obligation in the financial statements at the December 31, 2006 and 2005 market value of these securities. There is an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price reflected in the statement of assets and liabilities. The amounts reflected in investments in securities and securities sold, not yet purchased include $41,276,945 and $32,633,954 of identical securities held both long and short at December 31, 2006 and 2005, respectively.

                                    The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations.


6.       CAPITAL                    (a)  Capital Withdrawals Payable
         TRANSACTIONS

                                         At December 31, 2006, $38,892,082 was
                                         payable to the Feeder Funds for capital
                                         withdrawals. As of February 28, 2007,
                                         the Fund made payments for such capital
                                         withdrawals totaling $34,994,630.

                                    (b)  Subsequent Capital Transactions

                                         From January 1, 2007 to February 28,
                                         2007, the Fund made payment for capital
                                         withdrawals totaling $34,994,630 (see
                                         Note 6(a)). There were no other capital
                                         contributions or withdrawals in the
                                         same period.

                                                     EAGLEROCK MASTER FUND, LP

                                                 NOTES TO FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)
================================================================================

7.       CONTINGENCY                From time to time, the Partnership and its
                                    affiliates receive inquiries from regulatory agencies. The Partnership and its affiliates fully cooperate with such inquiries. It is not possible to predict the outcome of such inquiries.


8.       FINANCIAL                  The financial highlights represent the
         HIGHLIGHTS                 Partnership's financial performance for the
                                    three years ended December 31, 2006.

                                    An individual partner's performance may vary based on the timing of capital transactions.

                                    Total return is computed based on the change in a limited partner capital account during the year, adjusted for capital contribution and withdrawals.


                                 Limited partner       2006     2005      2004
                                 -----------------------------------------------
                                 Total return         27.28%  (23.13)%   34.99%
                                 ===============================================
                                 PERCENTAGES TO
                                 AVERAGE NET
                                 ASSETS:
                                   Operating expense
                                   ratio               6.60%    7.45%     6.16%
                                 ===============================================
                                   Net investment
                                     income (loss)
                                     ratio             2.48%  (1.96)%   (1.60)%
                                 ===============================================

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Financial Statements

                              December 31, 2006

                                 (Unaudited)

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                       Statement of Financial Condition

                              December 31, 2006
                                 (Unaudited)




                                        ASSETS
Cash and cash equivalents                                           $ 49,252,205
Receivable from affiliated brokers and dealers                        27,680,060
Securities owned                                                     119,407,600
Securities borrowed                                                   20,282,080
Other assets                                                             755,642
                                                                    ------------
            Total assets                                            $217,377,587
                                                                    ============
                          LIABILITIES AND MEMBERS' EQUITY
Liabilities:
    Securities sold, not yet purchased                              $ 31,957,228
    Payable to affiliated brokers and dealers                         17,520,265
    Payable to Jefferies & Company, Inc.                                 252,532
    Accrued expenses and other liabilities                               437,188
                                                                    ------------
            Total liabilities                                         50,167,213
Members' equity                                                      167,210,374
                                                                    ------------
            Total liabilities and members' equity                   $217,377,587
                                                                    ============
See accompanying notes to financial statements.

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                      Condensed Schedule of Investments

                              December 31, 2006
                                 (Unaudited)


                                                                           PERCENTAGE
                                                                          OF  MEMBERS'
                     Description                             FAIR VALUE      EQUITY
-------------------------------------------------------    -------------  ------------
Securities owned:
    Corporate bonds:
      Australia - Mining                                    $    303,000      0.2%
      Bermuda - Telecommunications                               102,120      0.1
      Canada:
        Engineering and Construction                               8,000      --
        Iron and Steel                                         1,051,382      0.6
        Media                                                    105,886      0.1
        Mining                                                   698,660      0.4
        Oil and Gas                                              787,750      0.5
                                                            ------------   ------
            Total Canada                                       2,651,678      1.6
      Cayman Islands - Oil and Gas                                 3,755      --
      Great Britain:
        Oil and Gas                                                4,000      --
        Shipping                                                 982,300      0.6
        Telecommunications                                       128,317      0.1
                                                            ------------   ------
            Total Great Britain                                1,114,617      0.7
      Ireland - Pharmaceuticals                                  172,840      0.1
      Luxembourg - Telecommunications                            119,900      0.1
      Marshall Island - Transportation                            10,000      --
      United States:
        Aerospace and Defense                                      4,140      --
        Agriculture                                            1,199,130      0.7
        Auto Parts and Equipment                               2,044,670      1.2
        Beverages                                                 12,477      --
        Building Materials                                       137,475      0.1
        Entertainment                                             51,675      --
        Environmental Control                                    430,027      0.3
        Financial Services - Diversified                         264,195      0.2
        Food                                                   2,329,719      1.4
        Healthcare Products and Services                         945,091      0.6
        Holding Companies-Diversified                             13,128      --
        Home Builders                                            491,168      0.3
        Household Products                                        10,525      --
        Iron and Steel                                         2,843,237      1.7
        Leisure Time                                           1,286,780      0.8
        Lodging                                                5,296,650      3.2
        Media                                                  3,026,297      1.8


                                                                     (Continued)

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                      Condensed Schedule of Investments

                              December 31, 2006
                                 (Unaudited)


                                                                           PERCENTAGE
                                                                          OF  MEMBERS'
                     Description                             FAIR VALUE      EQUITY
-------------------------------------------------------    -------------  ------------
        Metal Fabrication and Hardware                         2,245,861      1.3&
        Mining                                              $    363,970      0.2
        Miscellaneous Manufacturing                            6,579,000      3.9
        Office and Business Equipment                             10,863      --
        Oil and Gas:
          Ascent Energy 11.75% 5/1/15                         16,100,270      9.6
          Ascent Energy 16% 2/1/10                             5,543,943      3.3
          Oil and Gas - Other                                 12,742,304      7.6
        Packaging and Containers                                 971,643      0.6
        REITS                                                     20,500      --
        Retail                                                   916,645      0.5
        Semiconductors                                           110,000      0.1
        Storage and Warehousing                                    8,560      --
        Telecommunications                                     2,263,333      1.4
        Transportation                                         8,524,050      5.1
                                                            ------------   ------
            Total United States                               76,787,326     45.9
                                                            ------------   ------
            Total corporate bonds                             81,265,236     48.6
    Common stock:
      Great Britain:
        Auto Parts and Equipment                                  45,862      --
        Telecommunications                                     1,151,150      0.7
                                                            ------------   ------
            Total Great Britain                                1,197,012      0.7
      United States:
        Auto Parts and Equipment                                 142,120      0.1
        Beverages                                              1,369,323      0.8
        Building Materials                                     4,057,680      2.4
        Chemicals                                                910,800      0.5
        Electrical Components and Equipment                    1,664,960      1.0
        Energy                                                 3,340,425      2.0
        Financial Services - Diversified                       2,189,132      1.3
        Healthcare Products and Services                         257,864      0.2
        Iron and Steel                                         1,742,108      1.0
        Oil and Gas:
          Ascent Energy                                            2,136      --
          Oil and Gas - Other                                  2,613,243      1.6
        Packaging and Containers                                 269,054      0.2
        Publishing                                                52,797      --
        Retail                                                     6,826      --
        Telecommunications                                     5,668,980      3.4


                                                                     (Continued)

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                      Condensed Schedule of Investments

                              December 31, 2006
                                 (Unaudited)


                                                                           PERCENTAGE
                                                                          OF  MEMBERS'
                     Description                             FAIR VALUE      EQUITY
-------------------------------------------------------    -------------  ------------
        Transportation                                           734,745      0.4%
                                                            ------------   ------
            Total United States                               25,022,193     15.0
                                                            ------------   ------
            Total common stock                                26,219,205     15.7
    Preferred stock - United States:
      Lodging                                               $      1,416      --%
      Oil and Gas:
        Ascent Energy 8% Series A Units                        4,862,080      2.9
                                                            ------------   ------
            Total preferred stock - United States              4,863,496      2.9
    Warrants - United States:
        Healthcare Products and Services                              28      --
        Mining                                                 1,200,000      0.7
        Oil and Gas:
          Ascent Energy 8% Series A Preferred                    315,436      0.2
        Telecommunications                                            24      --
        Transportation                                                35      --
                                                            ------------   ------
            Total warrants - United States                     1,515,523      0.9
    Other holdings - United States
      Escrow position - Chemicals                                581,457      0.3
      Escrow position - Electronics                               59,611      --
      Escrow position - Machinery                                554,052      0.3
      Investment Companies - Financial Services                  721,890      0.4
      Investment Companies - Oil and Gas                       3,197,854      1.9
      Trade Claim - Financial Services                           429,276      0.3
                                                            ------------   ------
            Total other holdings - United States               5,544,140      3.3
                                                            ------------   ------
            Total securities owned                          $119,407,600     71.4%
                                                            ============   ======
Securities sold, not yet purchased:
    Corporate bonds:
      Australia - Mining                                    $    172,432      0.1%
      Bermuda:
        Telecommunications                                     1,097,800      0.7
        Transportation                                            82,792      --
                                                            ------------   ------
            Total Bermuda                                      1,180,592      0.7
      Canada:
        Iron and Steel                                           401,955      0.2
        Oil and Gas                                               26,880      --
                                                            ------------   ------
            Total Canada                                         428,835      0.3


                                                                     (Continued)

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                      Condensed Schedule of Investments

                              December 31, 2006
                                 (Unaudited)


                                                                           PERCENTAGE
                                                                          OF  MEMBERS'
                     Description                             FAIR VALUE      EQUITY
-------------------------------------------------------    -------------  ------------
      France - Oil and Gas                                       110,550      0.1
      Marshall Island - Transportation                           294,250      0.2
      Sweden - Holding Companies - Diversified                   122,170      0.1
      United States:
        Aerospace and Defense                                     81,551      --
        Auto Parts and Equipment                               2,526,273      1.5
        Coal                                                   1,863,145      1.1
        Commercial Services                                      382,963      0.2
        Energy                                                     7,920      --
        Entertainment                                          2,909,105      1.7
        Environmental Control                                    123,595      0.1
        Financial Services - Diversified                          16,481      --
        Food                                                     668,650      0.4
        Healthcare Services                                    1,412,710      0.8
        Home Builders                                          1,727,880      1.0
        Household Products and Wares                             643,732      0.4
        Iron and Steel                                         1,307,001      0.8
        Leisure Time                                              27,560      --
        Lodging                                                2,008,335      1.2
        Media                                                    608,770      0.4
        Metal Fabrication and Hardware                           669,180      0.4
        Mining                                                   284,460      0.2
        Miscellaneous Manufacturing                              307,680      0.2
        Office and Business Equipment                             23,320      --
        Oil and Gas                                            9,454,877      5.7
        Packaging and Containers                                  94,600      0.1
        Pharmaceuticals                                          112,132      0.1
        REITS                                                    206,000      0.1
        Retail                                                 1,486,744      0.9
        Semiconductors                                           114,675      0.1
        Telecommunications                                       559,402      0.3
                                                            ------------   ------
            Total United States                               29,628,741     17.7
                                                            ------------   ------
            Total corporate bonds                             31,937,570     19.1
    Common stock - United States:
      Oil and Gas                                                 19,658      --
                                                            ------------   ------
            Total common stock - United States                    19,658      --
                                                            ------------   ------
            Total securities sold, not yet purchased        $ 31,957,228     19.1%
                                                            ============   ======
See accompanying notes to financial statements

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                            Statement of Earnings

                         Year Ended December 31, 2006
                                 (Unaudited)


Revenues:
    Principal transactions, net of direct trading expenses (See note 5)     37,485,202
    Interest:
      Interest income                                                        4,705,744
      Interest expense                                                        (836,293)
                                                                          ------------
            Net interest                                                     3,869,451
                                                                          ------------
            Net revenues                                                    41,354,653
                                                                          ------------
Expenses:
    General and administrative                                                 680,120
    Management fee (See note 5)                                              1,324,427
                                                                          ------------
            Total expenses                                                   2,004,547
                                                                          ------------
            Net income                                                    $ 39,350,106
                                                                          ============

See accompanying notes to financial statements.

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                   Statement of Changes in Members' Equity

                         Year Ended December 31, 2006
                                 (Unaudited)


                                                                           TOTAL
                                                        CLASS B            MEMBERS'
                                        MEMBERS          MEMBER            EQUITY
                                     -------------    -------------    -------------
Balance, December 31, 2005           $ 162,962,886            1,000      162,963,886
    Allocation of carried interest      (4,974,974)       4,974,974             --
    Distributions                      (30,128,644)      (4,974,974)     (35,103,618)
    Net earnings                        39,350,106             --         39,350,106
                                     -------------    -------------    -------------
Balance, December 31, 2006           $ 167,209,374            1,000      167,210,374
                                     =============    =============    =============

See accompanying notes to financial statements.

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                           Statement of Cash Flows

                         Year Ended December 31, 2006
                                 (Unaudited)

Cash flows from operating activities:
    Net income                                                       $ 39,350,106
    Adjustments to reconcile net earnings to net cash
     used in operating activities:
      Amortization of financing costs                                     107,644
      Changes in operating assets and liabilities:
        Increase in receivable from affiliated brokers and dealers    (12,070,535)
        Decrease in securities owned                                   25,471,200
        Increase in securities borrowed                                (9,010,380)
        Increase in other assets                                         (138,748)
        Increase in securities sold, not yet purchased                 15,135,475
        Increase in payable to affiliated brokers and dealers           1,360,562
        Decrease in payable to Jefferies & Company, Inc.                 (287,060)
        Increase in accrued expenses and other liabilities                360,831
                                                                     ------------
            Net cash provided by operating activities                  60,279,095
                                                                     ------------
Cash flows from financing activities:
    Proceeds from bank loans                                            7,047,145
    Repayment of bank loans                                            (7,047,145)
    Distributions                                                     (35,103,618)
                                                                     ------------
            Net cash used in financing activities                     (35,103,618)
                                                                     ------------
            Net increase in cash and cash equivalents                  25,175,477
Cash and cash equivalents at beginning of year                         24,076,728
                                                                     ------------
Cash and cash equivalents at end of year                             $ 49,252,205
                                                                     ============
Supplemental disclosures of cash flow information - Cash paid
    during the year for interest                                     $    432,221



See accompanying notes to financial statements.

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Notes to Financial Statements

                              December 31, 2006
                                 (Unaudited)



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

      The Fund was due to terminate on January 18, 2007. The term of the Fund was extended, as permitted, until January 18, 2008, unless extended for up to two successive one-year terms by the vote of the Manager and a majority of the member interests. (See note 8)

      The Fund claims an exemption from Rule 15c3-3 as of December 31, 2006, based on Section (k)(2)(ii). Securities transactions are cleared through an affiliated broker-dealer on a fully disclosed basis. The Fund does not execute any securities transactions with or on behalf of any customers.

      The Fund prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

      (a)   CASH AND CASH EQUIVALENTS

            Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and have original maturities of 90 days or less. At December 31, 2006, such cash equivalents amounted to $48,520,815.

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

            Securities and other inventory positions owned and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at fair value,, with unrealized gains and losses reflected in Principal transactions in the Statement of Earnings. Fair value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded and the listed price is not deemed to be readily realizable. In these instances the Fund determines fair value based on

                                                                     (Continued)

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Notes to Financial Statements

                              December 31, 2006
                                 (Unaudited)


            management's best estimate, giving appropriate consideration to reported prices, the extent of public trading in similar securities and the discount from the listed price associated with the cost at the date of acquisition, among other factors. When listed prices or broker quotes are not available, the Fund determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Fund typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

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

      (g)   USE OF ESTIMATES

            The preparation of financial statements in conformity with U.S. GAAP requires the Fund Manager to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements. Actual results could differ from those estimates.

      (h)   NEW ACCOUNTING PRONOUNCEMENT

            In September 2006, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 157 Fair Value Measurements (FAS 157). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal

                                                                     (Continued)

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Notes to Financial Statements

                              December 31, 2006
                                 (Unaudited)


            years beginning after November 15, 2007. Management is in the process of assessing the impact of this standard on the financial statements of the Fund.

(2)   RECEIVABLE FROM, AND PAYABLE TO, AFFILIATED BROKERS AND DEALERS

      The following is a summary of the major categories of receivable from, and payable to, affiliated brokers and dealers as of December 31, 2006:

      Receivable from affiliated brokers and dealers:
          Securities failed to deliver                              $26,365,057
          Other                                                       1,315,003
                                                                    -----------
                                                                    $27,680,060
                                                                    ===========
      Payable to affiliated brokers and dealers:
          Securities failed to receive                              $17,520,265

(3)   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

      The following is a summary of the fair value of major categories of Securities owned and Securities sold, not yet purchased, as of December 31, 2006:

                                                                   SECURITIES
                                                    SECURITIES    SOLD, NOT YET
                                                       OWNED        PURCHASED
                                                   ------------   ------------
      Corporate debt securities                    $ 81,265,236     31,937,570
      Corporate equity securities                    31,082,701         19,658
      Other                                           7,059,663           --
                                                   ------------   ------------
                                                   $119,407,600     31,957,228
                                                   ============   ============

(4)   REVOLVING CREDIT FACILITY

      In June 2006, the Fund renewed a revolving credit facility agreement with an unaffiliated third party to be used in connection with the Fund's investing activities. At December 31, 2006, $85,200,000 was available under the terms of the revolving credit facility agreement. The revolving credit facility expires in June 2007, but provides for annual extensions. Advances under this facility bear interest at the lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. The Fund incurs a program fee on amounts borrowed under the revolving credit facility. The Fund incurs a minimum program fee if program fees do not reach a certain threshold. For the year ended December 31, 2006, the Fund was charged a liquidity fee of $323,937, a program fee of $264,060 and an administrative fee of $160, which are included in Interest expense in the Statement of Earnings. During the year ended December 31, 2006, the Fund borrowed, and subsequently repaid, $7,047,145 under the revolving credit facility. For the year ended December 31, 2006, the Fund was charged interest of $37,797 on balances borrowed under the revolving credit facility. At December 31, 2006, there were no outstanding balances under the revolving credit facility.

                                                                     (Continued)

                 JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Notes to Financial Statements

                              December 31, 2006
                                 (Unaudited)



      The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. At December 31, 2006, the net unamortized costs of $8,970 are included in Other assets. For the year ended December 31, 2006, amortization expense of $107,644 is included in Interest expense in the Statement of Earnings.

(5)   RELATED PARTY TRANSACTIONS

      At December 31, 2006, members' equity included an investment in the Fund by Jefferies of $27,159,268. Additionally, Jefferies, as the Class B Member, contributed $1,000 of capital for the right to receive a distribution of 20% of the Fund's distributions in excess of an 8% preferred return paid to the members. During the year ended December 31, 2006, the Fund distributed, in cash, undistributed net income of $35,103,618 to the members, of which $4,974,974 was distributed to the Class B Member in accordance with its carried interest.

      At December 31, 2006, receivable from and payable to affiliated brokers and dealers are for amounts due from and due to Jefferies related to trade execution and settlement. (See note 2)

      For the year ended December 31, 2006, interest income included $289,079 of income received from Jefferies Execution Services, Inc. related to stock borrow transactions. During the year ended December 31, 2006, Jefferies Execution Services, Inc. was the sole counterparty to all of the Fund's stock borrow transactions. At December 31, 2006, Payable to Jefferies & Company, Inc. of $252,532 is for amounts due for direct trading expenses, general and administrative expenses, and management fees. For the year ended December 31, 2006, direct trading expenses of $3,627,182 is netted against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. For the year ended December 31, 2006, reimbursed expenses of $522,212 are included in General and administrative expenses.

      For the year ended December 31, 2006, the Fund was charged interest of $102,695 by Jefferies related to securities failed to receive.

      Jefferies, in its capacity as Manager, receives a management fee equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased. At December 31, 2006, accrued management fees of $117,844 were included in Payable to Jefferies & Company, Inc.

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

                              December 31, 2006
                                 (Unaudited)


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

      At December 31, 2006, the Fund had net capital of $90,891,025, which was $90,641,025 in excess of required net capital.

(8)   SUBSEQUENT EVENTS

      On January 15, 2007, the Manager and a majority of the member interests elected to extend the Fund's term until January 18, 2008. The Fund will be in effect until January 18, 2008, unless extended for up to two successive one-year terms by the vote of the Manager and a majority of the member interests.

      On February 15, 2007, the Fund distributed, in cash, undistributed net income of $39,350,106 to the members, of which $5,824,273 was distributed to the Class B Member in accordance with its carried interest.

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

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              Financial Statements

                                December 31, 2004

                                   (Unaudited)

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                        Statement of Financial Condition

                                December 31, 2004

                                  (Unaudited)



                                     ASSETS

Cash and cash equivalents                                           $ 58,933,824
Receivable from affiliated brokers and dealers                        19,898,579
Securities owned                                                      78,430,501
Securities borrowed                                                    1,323,070
Other assets                                                             653,263
                                                                    ------------
              Total assets                                          $159,239,237
                                                                    ============

                         LIABILITIES AND MEMBERS' EQUITY

Securities sold, not yet purchased                                  $  3,505,517
Payable to affiliated brokers and dealers                              3,611,924
Payable to Jefferies & Company, Inc.                                     360,403
Accrued expenses and other liabilities                                   500,232
                                                                    ------------
              Total liabilities                                        7,978,076
                                                                    ------------


Members' equity:
    Members' capital, net                                            126,255,099
    Retained earnings                                                 25,006,062
                                                                    ------------
              Total members' equity                                  151,261,161
                                                                    ------------

              Total liabilities and members' equity                 $159,239,237
                                                                    ============


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                              Statement of Earnings

                          Year Ended December 31, 2004

                                   (Unaudited)



Revenues:
    Principal transactions, net of direct trading expenses           $21,984,146
    Interest                                                           4,089,426
                                                                     -----------
              Net revenues                                            26,073,572
                                                                     -----------

Expenses:
    General and administrative                                         1,124,743
    Management fee                                                       968,639
    Interest                                                             579,297
                                                                     -----------
              Total expenses                                           2,672,679
                                                                     -----------
              Net income                                             $23,400,893
                                                                     ===========







See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                     Statement of Changes in Members' Equity

                          Year Ended December 31, 2004

                                   (Unaudited)

                                                                     TOTAL
                                    MEMBERS'        RETAINED        MEMBERS'
                                  CAPITAL, NET      EARNINGS         EQUITY
                                 -------------   -------------    -------------

Balance, December 31, 2003       $ 126,255,099      22,655,707      148,910,806

    Distributions                         --       (21,050,538)     (21,050,538)

    Net earnings                          --        23,400,893       23,400,893
                                 -------------   -------------    -------------

Balance, December 31, 2004       $ 126,255,099   $  25,006,062    $ 151,261,161
                                 =============   =============    =============


See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                             Statement of Cash Flows

                          Year Ended December 31, 2004

                                   (Unaudited)

Cash flows from operating activities:
    Net income                                                        $ 23,400,893
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Amortization of financing costs                                     107,644
       Changes in operating assets and liabilities:
         Increase in receivable from affiliated brokers and dealers    (13,813,937)
         Decrease in securities owned                                   13,328,463
         Decrease in securities borrowed                                   318,970
         Decrease in other assets                                        1,806,435
         Increase in securities sold, not yet purchased                    904,117
         Decrease in payable to affiliated brokers and dealers          (5,582,577)
         Decrease in payable to Jefferies & Company, Inc.                 (279,101)
         Increase in accrued expenses and other liabilities                298,492
                                                                      ------------
              Net cash provided by operating activities                 20,489,399
                                                                      ------------

Cash flows from financing activities:
    Distributions                                                      (21,050,538)
                                                                      ------------
              Net cash used in financing activities                    (21,050,538)
                                                                      ------------

              Net decrease in cash and cash equivalents                   (561,139)

Cash and cash equivalents at beginning of year                          59,494,963
                                                                      ------------
Cash and cash equivalents at end of year                              $ 58,933,824
                                                                      ============

Supplemental disclosures of cash flow information - Cash paid
    during the year for interest                                      $    496,359



See accompanying notes to financial statements.

                   JEFFERIES PARTNERS OPPORTUNITY FUND II, LLC

                          Notes to Financial Statements

                                December 31, 2004

                                   (Unaudited)

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

      (a)   CASH AND CASH EQUIVALENTS

            Cash equivalents consist of money market funds, which are part of the cash management activities of the Fund, and generally mature within 90 days. At December 31, 2004, such cash equivalents amounted to $57,637,717.

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

            Securities and other inventory positions owned and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Statement of Earnings. The Fund follows the AICPA Guide when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when the Fund holds a substantial block of a particular security and the listed price is not deemed to be readily


                                                                     (Continued)
            realizable. In accordance with the AICPA Guide, in these instances, the Fund determines fair value based on management's best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of the holding of a listed security is likely to impair the Fund's ability to realize the quoted market price, the Fund records the position at a discount to the quoted price reflecting management's best estimate of fair value. In such instances, the Fund generally determines fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, the Fund determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Fund typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

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



                                                                     (Continued)

(2)   RECEIVABLE FROM, AND PAYABLE TO, AFFILIATED BROKERS AND DEALERS

      The following is a summary of the major categories of receivable from, and payable to, affiliated brokers and dealers as of December 31, 2004:

         Receivable from affiliated brokers and dealers:
            Securities failed to deliver                   $ 7,719,379
            Other                                           12,179,200
                                                           -----------
                                                           $19,898,579
                                                           ===========

         Payable to affiliated brokers and dealers:
            Securities failed to receive                   $ 3,401,175
            Other                                              210,749
                                                           -----------
                                                           $ 3,611,924
                                                           ===========

(3)   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

      The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2004:

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
                                                   ===========   ===========

(4)   REVOLVING CREDIT FACILITY

      In June 2004, the Fund renewed a revolving credit facility agreement with an unaffiliated third party to be used in connection with the Fund's investing activities. At December 31, 2004, $85,200,000 was available under the terms of the revolving credit facility agreement. The revolving credit facility expires in June 2005, but provides for annual extensions. Advances under this facility bear interest at the lender's commercial paper rate plus 115 basis points. The Fund incurs a liquidity fee on the total amount available under the revolving credit facility. For the year ended December 31, 2004, the Fund was charged a liquidity fee of $324,825 and a program fee of $230,589 which are included in interest expense. During the year ended December 31, 2004, the Fund did not borrow under the revolving credit facility. At December 31, 2004, there were no outstanding balances under the revolving credit facility.

      The Fund incurred costs in securing the revolving credit facility. These costs have been capitalized and are being amortized over seven years. At December 31, 2004, the net unamortized costs of $224,259 are included in other assets. For the year ended December 31, 2004, amortization expense of $107,644 is included in general and administrative expenses.



                                                                     (Continued)

(5)   RELATED PARTY TRANSACTIONS

      At December 31, 2004, members' capital included an investment in the Fund by Jefferies of $27,159,268. Additionally, Jefferies, in its capacity as Manager, contributed $1,000 of capital for the right to participate in 20% of the Fund's earnings in excess of an 8% preferred return paid to the members.

      At December 31, 2004, receivable from and payable to affiliated brokers and dealers are for amounts due from and due to Jefferies.

      For the year ended December 31, 2004, interest income included $2,200 of income received from Jefferies Execution Services, Inc. related to stock borrow transactions. During the year ended December 31, 2004, Jefferies Execution Services, Inc. was the sole counterparty to all of the Fund's stock borrow transactions.

      At December 31, 2004, payable to Jefferies of $360,403 is for amounts due for direct trading expenses, general and administrative expenses, and management fees. For the year ended December 31, 2004, direct trading expenses of $4,482,141 is net against principal transactions revenue. The Fund reimburses Jefferies for general and administrative expenses based on the Fund's pro rata portion of actual charges incurred. For the year ended December 31, 2004, reimbursed expenses of $549,660 are included in general and administrative expenses.

      For the year ended December 31, 2004, the Fund was charged interest of $23,882 by Jefferies related to securities failed to receive.

      Jefferies, in its capacity as Manager, receives a management fee equal to 1% per annum of the sum of 100% of the average balance of securities owned and 98% of the average balance of securities sold, not yet purchased. At December 31, 2004, accrued management fees of $73,715 were included in payable to Jefferies.

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

                                                                     (Continued)

            The Fund seeks to control the risk associated with these transactions by establishing and monitoring collateral and transaction levels daily.



















                                                                     (Continued)

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