Form 10-Q
period 2007-03-31
LEUCADIA NATIONAL CORP
filed 2007-05-09
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2007

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

Large accelerated filer X    Accelerated filer       Non-accelerated filer
                       ---                     ----                        ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             YES                  NO    X
                                 ----                ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 1, 2007: 216,583,237.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Dollars in thousands, except par value)

                                                                                       March 31,               December 31,
                                                                                         2007                      2006
                                                                                     -------------             -----------
                                                                                      (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                          $    700,438              $   287,199
   Investments                                                                             600,990                  903,973
   Trade, notes and other receivables, net                                                 114,725                   69,822
   Prepaids and other current assets                                                       140,844                  105,215
                                                                                      ------------              -----------
       Total current assets                                                              1,556,997                1,366,209
Non-current investments                                                                  1,785,939                1,465,849
Notes and other receivables, net                                                            19,055                   24,999
Intangible assets, net and goodwill                                                         63,453                   59,437
Deferred tax asset, net                                                                  1,024,221                  978,415
Other assets                                                                               431,798                  401,689
Property, equipment and leasehold improvements, net                                        234,523                  234,216
Investments in associated companies                                                        908,382                  773,010
                                                                                      ------------              -----------
           Total                                                                      $  6,024,368              $ 5,303,824
                                                                                      ============              ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                $    149,303              $   127,739
   Deferred revenue                                                                         61,876                   --
   Other current liabilities                                                                 9,836                    5,688
   Debt due within one year                                                                190,385                  184,815
   Income taxes payable                                                                         49                    8,411
                                                                                      ------------              -----------
       Total current liabilities                                                           411,449                  326,653
Other non-current liabilities                                                               93,780                   90,268
Long-term debt                                                                           1,475,843                  974,646
                                                                                      ------------              -----------
       Total liabilities                                                                 1,981,072                1,391,567
                                                                                      ------------              -----------

Commitments and contingencies

Minority interest                                                                           23,865                   18,982
                                                                                      ------------              -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 300,000,000 shares;
   216,580,237 and 216,351,466 shares issued and outstanding, after deducting
   56,884,989 and 56,881,489 shares held in treasury                                       216,580                  216,351
Additional paid-in capital                                                                 528,339                  520,892
Accumulated other comprehensive income (loss)                                              105,380                   (4,726)
Retained earnings                                                                        3,169,132                3,160,758
                                                                                      ------------              -----------
       Total shareholders' equity                                                        4,019,431                3,893,275
                                                                                      ------------              -----------
           Total                                                                      $  6,024,368              $ 5,303,824
                                                                                      ============              ===========


             See notes to interim consolidated financial statements.


LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)


                                                                                        2007                       2006
                                                                                        ----                       ----

Revenues and Other Income:
   Manufacturing                                                                    $    96,594                $  119,391
   Telecommunications                                                                    32,771                     --
   Investment and other income                                                           51,899                   133,503
   Net securities gains                                                                  15,921                    38,714
                                                                                    -----------                ----------
                                                                                        197,185                   291,608
                                                                                    -----------                ----------
Expenses:
   Cost of sales:
      Manufacturing                                                                      80,747                    98,513
      Telecommunications                                                                 27,607                     --
   Interest                                                                              20,076                    17,150
   Salaries and incentive compensation                                                   19,140                    14,898
   Depreciation and amortization                                                          6,180                     4,914
   Selling, general and other expenses                                                   52,231                    44,594
                                                                                    -----------                ---------
                                                                                        205,981                   180,069
                                                                                    -----------                ----------
       Income (loss) from continuing operations before income taxes and equity
         in income of associated companies                                               (8,796)                  111,539
Income taxes                                                                             (3,732)                   42,679
                                                                                    -----------                ----------
       Income (loss) from continuing operations before equity in income of
         associated companies                                                            (5,064)                   68,860
Equity in income of associated companies, net of taxes                                   12,925                    13,729
                                                                                    -----------                ----------
       Income from continuing operations                                                  7,861                    82,589
Income (loss) from discontinued operations, net of taxes                                    222                    (1,433)
Gain (loss) on disposal of discontinued operations, net of taxes                            291                      (463)
                                                                                    -----------                ----------

       Net income                                                                   $     8,374                $   80,693
                                                                                    ===========                ==========

Basic earnings (loss) per common share:
       Income from continuing operations                                                $   .04                    $  .38
       Income (loss) from discontinued operations                                           --                       (.01)
       Gain (loss) on disposal of discontinued operations                                   --                        --
                                                                                        -------                    ------
           Net income                                                                   $   .04                    $  .37
                                                                                        =======                    ======

Diluted earnings (loss) per common share:
       Income from continuing operations                                                $   .04                    $  .37
       Income (loss) from discontinued operations                                           --                       (.01)
       Gain (loss) on disposal of discontinued operations                                   --                       --
                                                                                        -------                    ------
           Net income                                                                   $   .04                    $  .36
                                                                                        =======                    ======



             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006
(In thousands)
(Unaudited)


                                                                                            2007                   2006
                                                                                            ----                   ----

Net cash flows from operating activities:
Net income                                                                              $     8,374            $   80,693
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision                                                              4,666                44,923
   Depreciation and amortization of property, equipment and leasehold improvements            7,862                 9,047
   Other amortization                                                                        (1,463)               (4,375)
   Share-based compensation                                                                   3,384                   347
   Excess tax benefit from exercise of stock options                                           (554)                 (197)
   Provision for doubtful accounts                                                              (69)                  508
   Net securities gains                                                                     (15,921)              (38,714)
   Equity in income of associated companies                                                 (22,451)              (22,385)
   Distributions from associated companies                                                   26,866                40,248
   Net gains related to real estate, property and equipment, and other assets                (1,835)              (86,265)
   (Gain) loss on disposal of discontinued operations                                          (505)                  755
   Investments classified as trading, net                                                    39,097                (1,197)
   Net change in:
      Trade, notes and other receivables                                                     (2,967)               97,475
      Prepaids and other assets                                                              (7,779)               (6,452)
      Trade payables and expense accruals                                                    (6,291)              (39,311)
      Other liabilities                                                                       1,264                 1,136
      Income taxes payable                                                                   (4,201)                5,684
   Other                                                                                     (1,151)                6,804
                                                                                        -----------            ----------
   Net cash provided by operating activities                                                 26,326                88,724
                                                                                        -----------            ----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                (9,330)               (7,650)
Acquisitions of and capital expenditures for real estate investments                         (9,973)              (20,683)
Proceeds from disposals of real estate, property and equipment, and other assets             13,392               166,818
Acquisitions, net of cash acquired                                                          (87,814)                  --
Net change in restricted cash                                                               (10,000)                  --
Advances on notes and other receivables                                                      (6,126)              (10,000)
Collections on notes, loan and other receivables                                              8,742                   700
Investments in associated companies                                                        (156,428)              (56,020)
Capital distributions from associated companies                                               2,950                   --
Purchases of investments (other than short-term)                                           (463,030)           (1,240,765)
Proceeds from maturities of investments                                                     166,668               331,588
Proceeds from sales of investments                                                          436,833               735,611
Other                                                                                           384                   552
                                                                                        -----------            ----------
   Net cash used for investing activities                                                  (113,732)              (99,849)
                                                                                        -----------            ----------

Net cash flows from financing activities:
Issuance of long-term debt                                                                  494,704                74,757
Reduction of long-term debt                                                                    (780)              (32,881)
Issuance of common shares                                                                     3,840                 1,080
Excess tax benefit from exercise of stock options                                               554                   197
Other                                                                                         2,317                   745
                                                                                        -----------            ----------
   Net cash provided by financing activities                                                500,635                43,898
                                                                                        -----------            ----------
Effect of foreign exchange rate changes on cash                                                  10                    16
                                                                                        -----------            ----------
   Net increase in cash and cash equivalents                                                413,239                32,789
Cash and cash equivalents at January 1,                                                     287,199               386,957
                                                                                        -----------            ----------
Cash and cash equivalents at March 31,                                                  $   700,438            $  419,746
                                                                                        ===========            ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2007 and 2006
(In thousands, except par value)
(Unaudited)


                                                             Common                        Accumulated
                                                             Shares         Additional       Other
                                                             $1 Par         Paid-In       Comprehensive   Retained
                                                             Value          Capital       Income (Loss)   Earnings         Total
                                                            --------       -----------    -------------   --------         -----


Balance, January 1, 2006                                    $216,058        $501,914      $  (81,502)   $ 3,025,444      $3,661,914
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $9,039                                                      15,932                         15,932
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $484                                                           854                            854
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $52                                                 (92)                           (92)
   Net income                                                                                                80,693          80,693
                                                                                                                         ----------
     Comprehensive income                                                                                                    97,387
                                                                                                                         ----------
Share-based compensation expense                                                 347                                            347
Exercise of options to purchase common shares,
   including excess tax benefit                                  122           1,155                                          1,277
                                                            --------        --------      ----------    -----------      ----------

Balance, March 31, 2006                                     $216,180        $503,416      $  (64,808)   $ 3,106,137      $3,760,925
                                                            ========        ========      ==========    ===========      ==========

Balance, January 1, 2007                                    $216,351        $520,892      $   (4,726)   $ 3,160,758      $3,893,275
                                                                                                                         ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $61,997                                                    109,264                        109,264
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $263                                                           462                            462
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $50                                                  87                             87
   Net change in minimum pension liability and
     postretirement benefits, net of taxes of $167                                               293                            293
   Net income                                                                                                 8,374           8,374
                                                                                                                          ---------
     Comprehensive income                                                                                                   118,480
                                                                                                                         ----------
Share-based compensation expense                                               3,384                                          3,384
Exercise of options to purchase common shares,
   including excess tax benefit                                  232           4,162                                          4,394
Purchase of common shares for treasury                            (3)            (99)                                          (102)
                                                            --------        --------      ----------    -----------      ----------

Balance, March 31, 2007                                     $216,580        $528,339      $  105,380    $ 3,169,132      $4,019,431
                                                            ========        ========      ==========    ===========      ==========









             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2006, which are included in the Company's Annual Report filed on Form 10-K, as amended, for such year (the "2006 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2006 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 specifies a recognition threshold that must be met before any part of the benefit of a tax position can be recognized in the financial statements, specifies measurement criteria and provides guidance for classification and disclosure. The Company was not required to record an adjustment to its financial statements upon the adoption of FIN 48.

     The Company's accounting policy for recording interest and penalties, if any, with respect to uncertain tax positions is to classify interest and penalties as components of income tax expense. As of the date of adoption of FIN 48, the aggregate amount of unrecognized tax benefits reflected in the Company's consolidated balance sheet was $14,000,000 (including $3,500,000 for interest); if recognized, such amounts would lower the Company's effective tax rate. Unrecognized tax benefits were not materially different at March 31, 2007. The statute of limitations with respect to the Company's federal income returns has expired for all years through 2001. The Company's New York State and New York City income tax returns are currently being audited for the 1999 to 2002 period.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its consolidated financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2007 presentation.

2. Results of operations for the Company's segments are reflected from the date of acquisition, which was March 2007 for the telecommunications business conducted by the Company's 75% owned subsidiary STi Prepaid, LLC ("STi Prepaid"). The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing
     operations   before  income  taxes  and  equity  in  income  of  associated companies.

     Certain information concerning the Company's segments for the three month periods ended March 31, 2007 and 2006 is presented in the following table.


                                                                                     2007                        2006
                                                                                     ----                        ----
                                                                                               (In thousands)


     Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                           $   72,517                  $   92,538
           Conwed Plastics                                                            24,178                      27,162
        Telecommunications                                                            32,844                       --
        Domestic Real Estate                                                           4,294                      62,048
        Medical Product Development                                                      271                          92
        Other Operations                                                              10,555                       8,960
        Corporate                                                                     52,526                     100,808
                                                                                  ----------                  ----------
            Total consolidated revenues and other income                          $  197,185                  $  291,608
                                                                                  ==========                  ==========

     Income (loss) from continuing operations before income taxes and equity in income of associated companies:
        Manufacturing:
           Idaho Timber                                                           $    4,229                   $   7,227
           Conwed Plastics                                                             3,364                       5,227
        Telecommunications                                                             2,905                        --
        Domestic Real Estate                                                          (1,497)                     47,821
        Medical Product Development                                                   (8,367)                     (5,663)
        Other Operations                                                              (5,010)                     (1,059)
        Corporate                                                                     (4,420)                     57,986
                                                                                  ----------                  ----------
            Total consolidated income (loss) from continuing operations before
             income taxes and equity in income of associated companies            $   (8,796)                 $  111,539
                                                                                  ==========                  ==========


     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     For the three month periods ended March 31, 2007 and 2006, income (loss) from continuing operations has been reduced by depreciation and amortization expenses of $10,700,000 and $8,900,000, respectively; such amounts are primarily comprised of Corporate ($2,900,000 for each period), manufacturing ($4,600,000 and $4,200,000, respectively) and other operations ($2,100,000 and $900,000, respectively). Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended March 31, 2007 and 2006, income (loss) from continuing operations has been reduced by interest expense of $20,100,000 and $17,200,000, respectively; such amounts are primarily comprised of Corporate ($20,100,000 and $17,000,000, respectively). Interest expense for other segments is not material.

3. The following tables provide summarized data with respect to significant investments in associated companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2007 (in thousands).

                                                                                  March 31,               March 31,
                                                                                    2007                     2006
                                                                                -----------               ---------

     EagleRock Capital Partners (QP), LP ("EagleRock"):
         Total revenues                                                         $     8,700             $    13,400
         Income from continuing operations before extraordinary items                 8,600                  13,100
         Net income                                                                   8,600                  13,100
         The Company's equity in net income                                           6,400                   9,500

     Jefferies Partners Opportunity Fund II, LLC ("JPOF II"):
         Total revenues                                                         $     4,700             $     9,300
         Income from continuing operations before extraordinary items                 4,100                   8,300
         Net income                                                                   4,100                   8,300
         The Company's equity in net income                                           2,900                   5,600

     The Company and Jefferies & Company, Inc. ("Jefferies") have entered into an agreement to expand and restructure the Company's equity investment in JPOF II, one of several entities managed by Jefferies that invested capital in Jefferies' high yield trading business. The Company has committed to invest $600,000,000 in a newly formed entity, Jefferies High Yield Holdings, LLC ("JHYH"), Jefferies has committed to invest the same amount as the Company, and passive investors may invest up to $800,000,000 in the aggregate over time. Jefferies will also receive additional JHYH securities entitling it to 20% of the profits. Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH's board, and each own 50% of the voting securities. JHYH owns a registered broker-dealer engaged in the secondary sales and trading of high yield securities and specialized situation securities formerly conducted by Jefferies, including bank debt, post-reorganization equity, equity, equity derivatives, credit defaults swaps and other financial instruments. It commits capital to the market by making markets in high yield and distressed securities and invests in and provides research coverage on these types of securities. In April 2007, after regulatory approval for the new venture was received, the Company contributed $250,000,000 to JHYH along with its investment in JPOF
     II. The Company expects that its remaining $250,000,000 commitment will be contributed before the end of the year.

     The Company will account for its investment in JHYH under the equity method of accounting. Under GAAP, JHYH is considered to be a variable interest entity that will be consolidated by Jefferies, since Jefferies is the primary beneficiary.

4. A summary of investments at March 31, 2007 and December 31, 2006 is as follows (in thousands):

                                                                           March 31, 2007                   December 31, 2006
                                                                  ------------------------------       --------------------------
                                                                                 Carrying Value                    Carrying Value
                                                                    Amortized     and Estimated        Amortized    and Estimated
                                                                       Cost         Fair Value           Cost         Fair Value
                                                                    ---------      ----------           --------      ----------

     Current Investments:
        Investments available for sale                             $  529,515      $  529,782          $  803,034      $  809,927
        Trading securities                                             56,071          58,359              79,526          80,321
        Other investments, including accrued interest income           12,849          12,849              13,725          13,725
                                                                   ----------      ----------           ---------      ----------

            Total current investments                              $  598,435      $  600,990          $  896,285      $  903,973
                                                                   ==========      ==========          ==========      ==========

     Non-current Investments:
        Investments available for sale                             $1,270,920      $1,600,869          $1,131,198      $1,283,261
        Other investments                                             185,070         185,070             182,588         182,588
                                                                   ----------      ----------           ---------      ----------

            Total non-current investments                          $1,455,990      $1,785,939          $1,313,786      $1,465,849
                                                                   ==========      ==========          ==========      ==========

     Non-current available for sale investments include 26,400,000 common shares of Fortescue Metals Group Ltd ("Fortescue"), representing approximately 9.99% of the outstanding Fortescue common stock. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG), and the shares acquired by the Company may be sold without restriction. The Fortescue shares have a cost of $202,100,000 and market values of $431,000,000 and $276,300,000 at March 31, 2007 and December 31, 2006,
     respectively.

     Non-current other investments include 5,600,000 common shares of Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN), which have a cost and carrying value of $78,000,000 at March 31, 2007 and December 31, 2006. As more fully discussed in the 2006 10-K, the Inmet shares are restricted and may not be sold until August 2009 or earlier under certain specified circumstances. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At March 31, 2007, the market value of the Inmet shares is $308,100,000.

5. A summary of intangible assets, net and goodwill at March 31, 2007 and December 31, 2006 is as follows (in thousands):


                                                                                               March 31,          December 31,
                                                                                                2007                  2006
                                                                                             ------------          ----------

     Intangibles:
        Customer relationships, net of accumulated amortization of $13,600 and $11,768         $ 49,709             $ 46,967
        Trademarks and tradename, net of accumulated amortization of $268 and $227                2,592                1,642
        Patents, net of accumulated amortization of $336 and $298                                 1,994                2,032
        Other, net of accumulated amortization of $1,875 and $1,727                               1,007                  645
     Goodwill                                                                                     8,151                8,151
                                                                                               --------             --------
                                                                                               $ 63,453             $ 59,437
                                                                                               ========             ========

     As a result of the acquisition of STi Prepaid during the first quarter of 2007, intangibles increased by $4,300,000; see Note 17 for further information concerning this acquisition. Intangible assets also increased by $1,800,000 during the first quarter of 2007 related to an acquisition by Conwed Plastics.

     Amortization expense on intangible assets was $2,100,000 and $1,700,000 for the three month periods ended March 31, 2007 and 2006, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2007 (for the remaining nine months) - $5,600; 2008 - $7,300; 2009 - $6,800; 2010 -
     $6,500; and 2011 - $6,200.

     All of the goodwill in the above table relates to Conwed Plastics.

6. A summary of accumulated other comprehensive income (loss), net of taxes at March 31, 2007 and December 31, 2006 is as follows (in thousands):


                                                                                                    March 31,         December 31,
                                                                                                      2007               2006
                                                                                                 -------------        -----------

          Net unrealized gains on investments                                                     $  147,070           $  37,806
          Net unrealized foreign exchange gains                                                        1,340                 878
          Net unrealized losses on derivative instruments                                             (1,145)             (1,232)
          Net minimum pension liability                                                              (42,647)            (42,960)
          Net postretirement benefit                                                                     762                 782
                                                                                                  ----------           ---------
                                                                                                  $  105,380           $  (4,726)
                                                                                                  ==========           =========

7. Investment and other income includes changes in the fair values of derivative financial instruments of $(100,000) and $1,000,000 for the three month periods ended March 31, 2007 and 2006, respectively.

8. Pension expense charged to operations for the three month periods ended March 31, 2007 and 2006 related to defined benefit pension plans included the following components (in thousands):


                                                                                                    2007               2006
                                                                                                   -------           -------

          Interest cost                                                                            $ 2,956           $ 2,970
          Expected return on plan assets                                                            (2,667)           (2,032)
          Actuarial loss                                                                               413               634
                                                                                                   -------           -------
             Net pension expense                                                                   $   702           $ 1,572
                                                                                                   =======           =======

     The Company did not make any contributions to its defined benefit pension plans during the first quarter of 2007.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three month periods ended March 31, 2007 and 2006.

9. For the three months ended March 31, 2007 and 2006, salaries and incentive compensation expense included $3,400,000 and $300,000, respectively, for share-based compensation expense relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. No grants were made during the 2007 period.

10. Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 216,409,000 and 216,112,000 for the three month periods ended March 31, 2007 and 2006, respectively. The number of shares used to calculate diluted earnings (loss) per share amounts was 216,779,000 and 231,765,000 for the three month periods ended March 31, 2007 and 2006, respectively. The denominators for dilutive per share computations reflect the effect of dilutive options and, for 2006, the 3 3/4% Convertible Notes. For the three month period ended March 31, 2007, the 3 3/4% Convertible Notes, which are convertible into 15,239,490 common shares, were not included in the computation of diluted earnings per share as the effect was antidilutive.

11. Cash paid for interest and income taxes (net of refunds) was $25,300,000 and $5,700,000, respectively, for the three month period ended March 31, 2007 and $24,900,000 and $300,000, respectively, for the three month period ended March 31, 2006.

12. Debt due within one year includes $186,500,000 and $181,800,000 as of March 31, 2007 and December 31, 2006, respectively, relating to repurchase agreements. At March 31, 2007, these fixed rate repurchase agreements have a weighted average interest rate of approximately 5.3%, mature at various dates through June 2007 and are secured by non-current investments with a carrying value of $191,000,000.

13. In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Senior Notes due 2017 (the "Notes") in a private placement transaction. The Company and the initial purchasers of the Notes entered into a registration rights agreement pursuant to which the Company agreed to file an exchange offer registration statement with the Securities and Exchange Commission for the purpose of exchanging the Notes for Senior Notes with substantially identical terms that may be publicly traded.

14. In March 2007, the Board of Directors increased the number of the Company's common shares that the Company is authorized to purchase. As a result, the Company is authorized to purchase up to 12,000,000 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.

15. In January 2007, the Company increased its equity interest in Goober Drilling, LLC ("Goober") to 42% for an additional equity investment of $25,000,000. In addition, the Company's existing $126,000,000 secured loan to Goober was amended to increase the interest rate to LIBOR plus 5%, and the Company agreed to provide Goober with an additional secured credit facility for up to $45,000,000 at an interest rate of LIBOR plus 10%. As of March 31, 2007, no loans were outstanding under this additional facility. The additional funding was required primarily due to increased raw material and labor costs to construct new drilling rigs and working capital needs due to delays in rig construction. The Company's investment in Goober is classified as an investment in an associated company; for the period ended March 31, 2007, the Company recorded $2,700,000 of pre-tax income from this investment under the equity method of accounting.

16. At December 31, 2006, the Company owned approximately 69% of Sangart, Inc. ("Sangart"), a biopharmaceutical company principally engaged in developing an oxygen transport agent for various medical uses. In March 2007, the Company invested an additional $48,500,000 in Sangart (increasing its ownership interest to 87%) principally to fund Sangart's ongoing product development activities. As more fully discussed in the 2006 10-K, Sangart is a development stage company without any product sales and is currently conducting clinical trials of its current product candidate, Hemospan(R), a form of cell-free hemoglobin administered intravenously to treat a variety of medical conditions. The Company also received warrants for the right (but not the obligation) to invest up to an additional $48,500,000 on the same terms, which if fully invested would increase its ownership interest to 90%. The Company expects that the amount invested in Sangart will be expensed as Sangart uses the funds to pay operating expenses and conduct research and development activities.

     The effective acquisition of a portion of the non-controlling interests in Sangart was accounted for under the purchase method. Under the purchase method, the purchase price is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired is initially allocated to research and development. However, since under GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. For the three months ended March 31, 2007, the Company expensed acquired research and development of $4,000,000, which is included in the caption selling, general and other expenses in the consolidated statement of operations.

17. In March 2007, STi Prepaid purchased 75% of the assets of Telco Group, Inc. and its affiliates (collectively, "Telco") for an aggregate purchase price of $121,800,000 in cash, including expenses. The remaining Telco assets were contributed to STi Prepaid by the former owners in exchange for a 25% interest in STi Prepaid. STi Prepaid is a provider of international prepaid phone cards and other telecommunications services in the U.S.

     The acquisition cost was principally allocated to components of working capital and to deferred tax assets. In connection with the acquisition, the Company revised its projections of future taxable income and reassessed the required amount of its deferred tax valuation allowance. As a result of the reassessment, the Company concluded that it was more likely than not that it could realize additional deferred tax assets in the future; accordingly, a reduction to the deferred tax valuation allowance of $107,400,000 was recognized in the purchase price allocation (in addition to certain acquired deferred tax assets). The Company will not finalize its allocation of the purchase price until an independent third-party appraisal of the fair value of the assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation could result in changes to inventory, deferred tax assets, property and equipment, identifiable intangible assets and/or goodwill.

     Revenues from sales of prepaid phone cards are deferred when the cards are initially sold. Deferred revenues are recognized in the statement of operations when the cards are used by the consumer and/or administrative fees are charged in accordance with the cards terms, resulting in a reduction of STi Prepaid's outstanding obligation to the customer. STi Prepaid's cost of sales primarily consists of origination, transport and termination of telecommunications traffic, and connectivity costs paid to underlying service providers.

     Unaudited pro forma operating results for the Company, assuming the acquisition had occurred as of the beginning of each period presented below are as follows (in thousands, except per share amounts):


                                                                                             For the Three Month
                                                                                           Period Ended March 31,
                                                                                         -----------------------------
                                                                                          2007                   2006
                                                                                         -----                  ------

     Revenues                                                                           $289,900               $406,200
     Income before extraordinary items and cumulative
       effect of a change in accounting principles                                      $ 12,100               $ 87,900
     Net income                                                                         $ 12,100               $ 87,900
     Per Share:
          Basic                                                                             $.06                   $.41
          Diluted                                                                           $.06                   $.39

     The amounts above reflect the historical operating results of Telco for periods prior to the asset purchase, which include a $3,300,000 charge to write-down certain inventory in 2007. The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of the beginning of the periods presented.

18. As more fully discussed in the 2006 10-K, the Company is a defendant in Special Situations Fund III, L.P., et al. v. Leucadia National Corporation, et al, a consolidated action involving a petition for appraisal and a class action pending in the Delaware Chancery Court related to the Company's 2005 acquisition of the minority interest in MK Resources Company ("MK Resources"). In May 2007, the parties reached an agreement in principle to settle these lawsuits for, among other terms, complete releases and a dismissal with prejudice in exchange for an aggregate settlement payment by the Company of approximately $13,800,000. The proposed settlement has been memorialized in a Memorandum of Understanding but is subject to, among other things, documentation in a formal settlement agreement and court approval. During the first quarter of 2007, the Company increased its accrual to the expected settlement amount and recorded an additional expense of $7,500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 10-K.

                         Liquidity and Capital Resources

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of March 31, 2007, the sum of these amounts aggregated $3,087,400,000. However, since $533,800,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $2,553,600,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S.
Government-Sponsored Enterprises and other publicly traded debt and equity securities, including the Company's investment in Fortescue. The investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In January 2007, the Company increased its equity interest in Goober to 42% for an additional equity investment of $25,000,000. In addition, the Company's existing $126,000,000 secured loan to Goober was amended to increase the interest rate to LIBOR plus 5%, and the Company agreed to provide Goober with an additional secured credit facility for up to $45,000,000 at an interest rate of LIBOR plus 10%. As of March 31, 2007, no loans were outstanding under this additional facility.

In January 2007, the Company invested $74,000,000 in Highland Opportunity Fund, L.P. ("Highland Opportunity"), a limited partnership which principally invests through a master fund in mortgage-backed and asset-backed securities, and $25,000,000 in HFH ShortPLUS Fund, L.P. ("Shortplus"), a limited partnership which principally invests through a master fund in a short-term based portfolio of asset-backed securities.

In March 2007, the Company invested an additional $48,500,000 in Sangart (increasing its ownership interest to 87%) principally to fund Sangart's ongoing product development activities. The Company also received warrants for the right (but not the obligation) to invest up to an additional $48,500,000 on the same terms, which if fully invested would increase its ownership interest to 90%.

In March 2007, STi Prepaid purchased 75% of the assets of Telco for an aggregate purchase price of $121,800,000 in cash, including expenses. STi Prepaid is a provider of international prepaid phone cards and other telecommunications services in the U.S. The acquisition cost was principally allocated to components of working capital and to deferred tax assets, including a reduction to the Company's deferred tax valuation allowance of $107,400,000.

In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Notes due 2017 in a private placement transaction. The Company and the initial purchasers of the Notes entered into a registration rights agreement pursuant to which the Company agreed to file an exchange offer registration statement with the Securities and Exchange Commission for the purpose of exchanging the Notes for Senior Notes with substantially identical terms that may be publicly traded.

In March 2007, the Board of Directors increased the number of the Company's common shares that the Company is authorized to purchase. As a result, the Company is authorized to purchase up to 12,000,000 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice.

As discussed above, the Company and Jefferies have entered into an agreement to expand and restructure the Company's equity investment in JPOF II, one of several entities managed by Jefferies that invested capital in Jefferies' high yield trading business. The Company has committed to invest $600,000,000 in a newly formed entity, JHYH, Jefferies has committed to invest the same amount as the Company, and passive investors may invest up to $800,000,000 in the aggregate over time. In April 2007, after regulatory approval for the new venture was received, the Company contributed $250,000,000 to JHYH along with its investment in JPOF II. The Company expects that its remaining $250,000,000 commitment will be contributed before the end of the year. The Company will account for its investment in JHYH under the equity method of accounting.

                      Consolidated Statements of Cash Flows

Net cash provided by operating activities decreased by $62,400,000 in the three month period ended March 31, 2007 compared to the same period in 2006 principally due to decreased collections of receivables, decreased distributions of earnings from associated companies and increased income tax payments. The change in operating cash flows also reflects increased funds generated from activity in the trading portfolio, decreased payment of incentive compensation and decreased defined benefit pension plan contributions. Funds provided by operating activities reflect funds used by Sangart, a development stage company, of $5,100,000 and $3,400,000 during 2007 and 2006, respectively. During 2006, cash provided by operating activities reflects the collection of the balance of certain receivables from AT&T Inc. ($67,300,000). The AT&T receivables resulted from a termination agreement entered into between the Company's former telecommunications subsidiary, WilTel Communications Group, LLC ("WilTel"), and its largest customer during 2005. In 2007, distributions from associated companies principally include earnings distributed by JPOF II ($26,200,000). In 2006, distributions from associated companies principally include earnings distributed by JPOF II ($23,600,000) and EagleRock ($16,600,000). Contributions to the defined benefit pension plans were $3,500,000 in 2006; no contributions were made in 2007.

Net cash flows used for investing activities were $113,700,000 in the first quarter of 2007 and $99,800,000 in the first quarter of 2006. During 2007, acquisitions, net of cash acquired principally include assets acquired by STi Prepaid ($84,600,000). During 2006, funds provided by the disposal of real estate and other assets include the sales of 8 acres of unimproved land in Washington, D.C. by 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, ($75,700,000) and the sale of two associated companies. The Company received aggregate cash proceeds of $56,400,000 from the sale of the Company's equity interest in, and loan repayment by, two associated companies. Investments in associated companies include Goober ($25,000,000), Highland Opportunity ($74,000,000), Shortplus ($25,000,000), Cobre Las Cruces, S.A. ("CLC")
($4,000,000) and others ($28,400,000) in 2007 and Safe Harbor Domestic Partners L.P. ($50,000,000) in 2006.

Net cash provided by financing activities was $500,600,000 in 2007 and $43,900,000 in 2006. Issuance of long-term debt for the 2007 period reflects the issuance of $500,000,000 principal amount of the Company's 7 1/8% Notes and for the 2007 and 2006 periods reflects the increase in repurchase agreements of $4,700,000 and $74,800,000, respectively. The reduction of long-term debt during the three month period ended March 31, 2006 includes the repayment of debt of Square 711 ($32,000,000), which was sold. Issuance of common shares for the three month periods ended March 31, 2007 and 2006 principally reflects the exercise of employee stock options.

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

Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If in the future the Company were to determine that it would be able to realize its deferred tax asset in excess of its net recorded amount, an adjustment would increase income in such period or, if such determination were made in connection with an acquisition, an adjustment would be made in connection with the allocation of the purchase price to acquired assets and liabilities. If in the future the Company were to determine that it would not be able to realize all or part of its deferred tax asset, an adjustment would be charged to income in such period. The determination of the amount of the valuation allowance required is based, in significant part, upon the Company's projection of future taxable income at any point in time. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions.

The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At March 31, 2007, the balance of the deferred valuation allowance was approximately $804,400,000.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company did not recognize any impairment losses on long-lived assets during the three month periods ended March 31, 2007 and 2006.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $100,000 and $900,000 for the three month periods ended March 31, 2007 and 2006, respectively.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of independent appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

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

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of March 31, 2007, the Company's accrual for contingent losses was not material.

                              Results of Operations

      Three Months Ended March 31, 2007 Compared to the Three Months Ended
                                 March 31, 2006

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber for the three months ended March 31, 2007 and 2006 were $72,500,000 and $92,500,000, respectively; gross profit was $9,000,000 and $11,800,000, respectively; salaries and incentive compensation expenses were $2,300,000 and $2,600,000, respectively; depreciation and amortization expenses were $1,200,000 in each period; and pre-tax income was $4,200,000 and $7,200,000, respectively.

Idaho Timber's revenues declined during the first quarter of 2007 as compared to the comparable period in the prior year, reflecting both reduced shipment volumes and lower average selling prices. While shipment volume increased in 2007 as compared to the fourth quarter of 2006, average selling prices continued to decline. Idaho Timber continues to experience weakening demand resulting from reductions in housing starts and the abundant supply of lumber in the marketplace.

Raw material costs, the largest component of cost of sales (approximately 81%), have declined during 2007 principally due to the same market conditions that have negatively impacted revenues. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. Spreads improved for the first quarter of 2007 as compared to the fourth quarter of 2006, but were lower than those for the first quarter of 2006. With the continued oversupply in the market, Idaho Timber intends to continue to focus on developing new higher margin products, diversifying its supply chain, improving cost control and solidifying customer and supplier relationships, in an effort to maximize gross margins and pre-tax results.

Manufacturing - Conwed Plastics

Pre-tax income for Conwed Plastics was $3,400,000 and $5,200,000 for the three months ended March 31, 2007 and 2006, respectively. Its manufacturing revenues were $24,200,000 and $27,200,000 and gross profits were $6,800,000 and
$9,000,000 for the three months ended March 31, 2007 and 2006, respectively. The slowdown in housing starts and a slow start in road construction due to weather conditions were principally responsible for the declines in revenue in most of Conwed Plastics' markets, particularly carpet cushion, building and construction, erosion control and turf reinforcement. In addition, revenues declined due to the removal of netting as a component of a customer's bedding product. Conwed Plastics did realize increased revenues from its packaging market, principally due to the acquisition of Polynet Inc. in May 2006.

The decline in gross margin in the first quarter of 2007 as compared to the same period in 2006 primarily reflects the lower sales volume and product mix. In addition, gross margin and pre-tax results for 2007 reflects $400,000 of greater amortization expense on intangible assets resulting from acquisitions and depreciation expense than for 2006.

Telecommunications

The telecommunications business of STi Prepaid has been consolidated by the Company since March 2007. For the period from the asset acquisition through March 31, 2007, STi Prepaid's telecommunications revenues and other income were $32,800,000, telecommunications cost of sales were $27,600,000, salaries and incentive compensation expenses were $400,000, selling, general and other expenses were $1,800,000 and STi Prepaid had pre-tax income of $2,900,000.

Domestic Real Estate

Pre-tax income (loss) for the domestic real estate segment was $(1,500,000) and $47,800,000 for the three months ended March 31, 2007 and 2006, respectively. Pre-tax income for 2006 principally reflects the sale by Square 711, which resulted in a pre-tax gain of $48,900,000.

Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, pre-tax income for this segment for any particular period is not predictable and does not follow any consistent pattern or trend.

Medical Product Development

Pre-tax  losses  (net of  minority  interest)  for  Sangart  for the three month
periods  ended  March  31,  2007  and  2006  were   $8,400,000  and  $5,700,000,
respectively. Sangart's losses for 2007 and 2006 reflect research and development costs of $5,900,000 and $4,600,000, respectively, and salaries and incentive compensation expenses of $2,000,000 and $1,300,000, respectively. When the Company increased its investment in Sangart in March 2007, the additional investment was accounted for under the purchase method of accounting. Under the purchase method, the price paid was allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired was initially allocated to research and development. However, since under GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. For the three month periods ended March 31, 2007 and 2006, the Company expensed acquired research and development of $4,000,000 and $3,400,000, respectively, which is included in the caption selling, general and other expenses in the consolidated statement of operations. The increase in salaries and incentive compensation in 2007 as compared to 2006 was due to increased headcount in connection with the commencement of the Phase III trials.

As more fully discussed in the 2006 10-K, Sangart is a development stage company that does not have any revenues from product sales. Since inception, it has been developing its current product candidate, Hemospan, and is currently conducting clinical trials in the U.S. (a Phase II trial) and Europe (two Phase III trials). It does not expect to complete its clinical trials until 2008, and if they are successful it will then seek approval with the appropriate regulatory authorities to market its product. Until such time, if ever, that Sangart obtains regulatory approval for Hemospan, the Company will report losses from this segment. U.S. or foreign regulatory agencies could also require Sangart to perform more clinical trials, which could be both expensive and time consuming. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

Corporate and Other Operations

Investment and other income decreased in the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006. Investment and other income for the 2006 period reflects $34,700,000 related to the sales of two associated companies; investment and other income for the 2007 period reflects the receipt of escrowed proceeds from one of those sales of $10,200,000 that had not been previously recognized. Investment and other income also reflects (charges) income of $(100,000) and $1,000,000 for the 2007 and 2006 periods, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $15,900,000 and $38,700,000 for the three month periods ended March 31, 2007 and 2006, respectively. Net securities gains for the 2007 and 2006 periods include provisions of $100,000 and $900,000, respectively, to write down the Company's investments in certain available for sale securities. The write down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the three months ended March 31, 2007 as compared to the same period in 2006 primarily reflects interest expense relating to the 7 1/8% Notes issued in March 2007 and the fixed rate repurchase agreements. The 2006 period also includes interest on the Company's 7 7/8% subordinated notes, which subsequently matured in 2006.

Salaries and incentive compensation expense increased by $3,400,000 in the three month period ended March 31, 2007 as compared to the same period in 2006 principally due to greater share-based compensation expense. Salaries and incentive compensation expense included $3,400,000 and $300,000 for the three month periods ended March 31, 2007 and 2006, respectively, relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. The increase in share-based compensation expense in 2007 largely related to grants made under the warrant plan in 2006 and the accelerated vesting of stock options of an officer of the Company who resigned. Salaries and incentive compensation expense for 2007 also reflected a decrease in estimated incentive bonus expense as compared to the same period in 2006.

The increase in selling, general and other expenses of $12,100,000 in the three month period ended March 31, 2007 as compared to the same period in 2006 primarily reflects a $7,500,000 accrual for the settlement of litigation related to MK Resources, increased legal fees, including those incurred in connection with the MK Resources litigation, and higher professional fees and other costs, which largely relate to potential investments and projects and existing investments.

For the three month periods ended March 31, 2007 and 2006, the Company's effective income tax rate is higher than the federal statutory rate primarily due to state income taxes.

Associated Companies

Equity in income (losses) of associated companies for the three month periods ended March 31, 2007 and 2006 includes the following (in thousands):


                                                                      2007                       2006
                                                                    --------                  ----------

          EagleRock                                                $   6,400                  $   9,500
          Premier                                                     (6,900)                      --
          JPOF II                                                      2,900                      5,600
          HomeFed Corporation                                            200                        700
          Safe Harbor                                                  4,400                      1,200
          Wintergreen                                                  2,900                      1,600
          Shortplus                                                    5,300                       --
          Goober                                                       2,700                       --
          CLC                                                           (100)                     1,500
          Other                                                        4,600                      2,300
                                                                   ---------                  ---------
            Equity in income before income taxes                      22,400                     22,400
          Income tax expense                                           9,500                      8,700
                                                                   ---------                  ---------
            Equity in income, net of taxes                         $  12,900                  $  13,700
                                                                   =========                  =========

Discontinued Operations

Healthcare Services

As more fully discussed in the 2006 10-K, in July 2006 the Company sold Symphony Healthcare Services, LLC and classified its historical operating results as a discontinued operation. Pre-tax loss of the healthcare services segment was $1,500,000 for the three month period ended March 31, 2006.

Telecommunications - ATX

As more fully discussed in the 2006 10-K, in September 2006 the Company sold ATX Communications, Inc. and classified its historical operating results as a discontinued operation. ATX reported a pre-tax loss of $100,000 for the three month period ended March 31, 2006.

WilTel

Gain (loss) on disposal of discontinued operations for the 2007 period reflects the resolution of a sale-related contingency related to WilTel, which was sold in the fourth quarter of 2005, and for the 2006 period principally reflects working capital adjustments and the resolution of certain sale-related obligations related to WilTel.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; compliance with government laws and regulations; changes in mortgage interest rate levels or changes in consumer lending practices; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1.A. Risk Factors in the 2006 10-K and Part II, Item 1A. Risk Factors contained herein.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal control over financial reporting

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company and a subsidiary are defendants in Special Situations Fund III, L.P., et al. v. Leucadia National Corporation, et al., a consolidated action involving a petition for appraisal and a class action pending in the Delaware Chancery Court related to our 2005 acquisition of the minority interest in MK Resources. The appraisal proceeding seeks a judicial determination of the fair value of 3,979,400 shares of MK Resources' common stock as of August 19, 2005, the date of the merger of one of our subsidiaries into MK Resources (the "MK Merger"). The class action alleges breach of fiduciary duty by the former MK Resources directors and the Company and seeks compensatory damages in an unspecified amount, costs, disbursements and any further relief that the court may deem just and proper and, in the alternative, seeks rescissory damages, in each case taking into account the $1.27 per share in Company stock paid in the MK Merger to the minority stockholders of MK Resources who did not seek appraisal. Based on discovery to date, we understand that the plaintiffs believe that the fair value of each share of MK Resources common stock at the date of the MK Merger ranged from $4.75 to $10.16 per share (with respect to all 10,520,000 minority shares), while we believe that the fair value of each MK Resources share at such date was $0.57 per share.

The trial of these two cases currently is scheduled for July 16-20, 2007. While there can be no assurance that the Company will prevail if the cases go to trial, the Company believes that the material allegations of the complaints are without merit. While the Company does not believe it is probable that a loss will be incurred, if the Company were unsuccessful in this matter, an adverse determination could be material.

The parties now have reached an agreement in principle to settle these lawsuits for, among other terms, complete releases and a dismissal with prejudice in exchange for an aggregate settlement payment by the Company of approximately $13,800,000 (including a payment in the appraisal proceeding of approximately $5,000,000 that the appraisal petitioners would have received (based on the value at the merger date of Company shares issued in the merger) had they participated in the MK Merger). The proposed settlement has been memorialized in a Memorandum of Understanding but is subject to, among other things, documentation in a formal settlement agreement and court approval.

Item 1A. Risk Factors.

The Company is adding to its risk factors the items listed below that are specific to the STi Prepaid investment.

STi Prepaid may not be able to obtain sufficient or cost-effective termination capacity to particular destinations. Substantially all of STi Prepaid's telecommunications traffic is terminated through third-party providers. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to fulfill customer demands or in our incurring higher costs, which could adversely affect our revenues and margins.

Pricing on STi Prepaid's prepaid phone card products are highly elastic and subject to intense competition. STi Prepaid faces significant competition from both larger and smaller calling card providers who, from time to time, offer international prepaid phone card rates substantially below our rates. We believe in some instances our competitors offer or appear to offer rates to consumers that are below their cost in order to gain market share. This type of pricing by one or more of our competitors can adversely affect our revenues and profits.

STi Prepaid relies on independent distributors to generate revenues. STi Prepaid's marketing and distribution efforts are principally conducted by independent distributors. Many of these distributors also sell the products and services of our competitors, and we can not be assured that our distributors will devote sufficient efforts to promote and sell our products. Additionally, we may not succeed in finding capable distributors in new markets that we may enter. STi Prepaid's ability to maintain and grow its revenues is greatly dependent on the performance of independent distributors.

Federal, state and local government regulations may reduce STi Prepaid's ability to provide services or reduce its profitability. STi Prepaid is subject to varying degrees of regulation by federal, state and local regulators, and is subject to various taxes, fees, charges and audits which can result in the
imposition  of  unforeseen   assessments.   The  implementation,   modification,
interpretation and enforcement of these laws and regulations can limit our ability to provide our services or make it more costly to do so.

Item 2.   Issuer Purchases of Equity Securities.

          The Company's purchases of its common shares during the first quarter of 2007 were as follows:


                                                                                              Total Number
                                                                                                of Shares            Approximate
                                                                                              Purchased as         Dollar Value of
                                                                                              Part of Publicly      Shares that May
                                           Total Number                 Average                 Announced          Yet be Purchased
                                            of Shares                 Price Paid                Plans or            under the Plans
                                          Purchased (1)                Per Share                Programs              or Programs
                                          -------------                ---------              ---------------      ----------------

          March 1 to March 31                    3,500                  $29.19                     --                $  --
                                             ---------                  ------                 ----------

          Total                                  3,500                                             --
                                             =========                                         ==========


(1) Consists of common shares received from employees to exercise stock options. Shares were valued at the market price at the date of the option exercise.

Item 6.    Exhibits.

       10.1 Asset Purchase and Contribution Agreement, dated as of January 23, 2007, by and among Baldwin Enterprises, Inc., STi Prepaid, LLC, Samer Tawfik, Telco Group, Inc., STi Phonecard Inc., Dialaround Enterprises Inc., STi Mobile Inc., Phonecard Enterprises Inc., VOIP Enterprises Inc., STi PCS, LLC, Tawfik & Partners, SNC, STi Prepaid & Co., STi Prepaid Distributors & Co. and ST Finance, LLC.

       10.2 Registration Rights Agreement, dated as of March 8, 2007, among STi Prepaid, LLC and ST Finance, LLC.

       10.3 Amended and Restated Limited Liability Company Agreement, dated as of March 8, 2007, by and among STi Prepaid, LLC, BEI Prepaid, LLC and ST Finance, LLC.

       10.4 Master Agreement for the Formation of a Limited Liability Company, dated as of February 28, 2007, among Jefferies Group, Inc., Jefferies & Company, Inc. and Leucadia National Corporation.

       10.5 Amended and Restated Limited Liability Company Agreement of Jefferies High Yield Holdings, LLC, dated as of April 2, 2007, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Leucadia National Corporation, Jefferies High Yield Partners, LLC, Jefferies Employees Opportunity Fund LLC and Jefferies High Yield Holdings, LLC.

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




                                          LEUCADIA NATIONAL CORPORATION
                                                  (Registrant)




Date:  May 9, 2007                       By: /s/ Barbara L. Lowenthal
                                             --------------------------
                                             Barbara L. Lowenthal
                                             Vice President and Comptroller
                                             (Chief Accounting Officer)

                                  Exhibit Index


       10.1 Asset Purchase and Contribution Agreement, dated as of January 23, 2007, by and among Baldwin Enterprises, Inc., STi Prepaid, LLC, Samer Tawfik, Telco Group, Inc., STi Phonecard Inc., Dialaround Enterprises Inc., STi Mobile Inc., Phonecard Enterprises Inc., VOIP Enterprises Inc., STi PCS, LLC, Tawfik & Partners, SNC, STi Prepaid & Co., STi Prepaid Distributors & Co. and ST Finance, LLC.

       10.2 Registration Rights Agreement, dated as of March 8, 2007, among STi Prepaid, LLC and ST Finance, LLC.

       10.3 Amended and Restated Limited Liability Company Agreement, dated as of March 8, 2007, by and among STi Prepaid, LLC, BEI Prepaid, LLC and ST Finance, LLC.

       10.4 Master Agreement for the Formation of a Limited Liability Company, dated as of February 28, 2007, among Jefferies Group, Inc., Jefferies & Company, Inc. and Leucadia National Corporation.

       10.5 Amended and Restated Limited Liability Company Agreement of Jefferies High Yield Holdings, LLC, dated as of April 2, 2007, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Leucadia National Corporation, Jefferies High Yield Partners, LLC, Jefferies Employees Opportunity Fund LLC and Jefferies High Yield Holdings, LLC.

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