Form 10-Q
period 2007-06-30
LEUCADIA NATIONAL CORP
filed 2007-08-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2007

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

Large accelerated filer  X     Accelerated filer      Non-accelerated filer
                       -----                     -----                     -----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         YES                   NO   X
                             ------               ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 1, 2007: 216,633,165.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Dollars in thousands, except par value)


                                                                                          June 30,             December 31,
                                                                                            2007                    2006
                                                                                       -------------           -----------
                                                                                         (Unaudited)


ASSETS
------
Current assets:
   Cash and cash equivalents                                                            $    467,335           $   287,199
   Investments                                                                               716,530               903,973
   Trade, notes and other receivables, net                                                   122,555                69,822
   Prepaids and other current assets                                                         187,015               105,215
                                                                                        ------------           -----------
       Total current assets                                                                1,493,435             1,366,209
Non-current investments                                                                    1,807,587             1,465,849
Notes and other receivables, net                                                              15,785                24,999
Intangible assets, net and goodwill                                                           66,584                59,437
Deferred tax asset, net                                                                      891,254               978,415
Other assets                                                                                 441,992               401,689
Property, equipment and leasehold improvements, net                                          263,191               234,216
Investments in associated companies                                                        1,395,525               773,010
                                                                                        ------------           -----------

           Total                                                                        $  6,375,353           $ 5,303,824
                                                                                        ============           ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                  $    204,585           $   127,739
   Deferred revenue                                                                          107,665                 --
   Other current liabilities                                                                  11,104                 5,688
   Debt due within one year                                                                  221,087               184,815
   Income taxes payable                                                                          963                 8,411
                                                                                        ------------           -----------
       Total current liabilities                                                             545,404               326,653
Other non-current liabilities                                                                 92,841                90,268
Long-term debt                                                                             1,479,537               974,646
                                                                                        ------------           -----------
       Total liabilities                                                                   2,117,782             1,391,567
                                                                                        ------------           -----------

Commitments and contingencies

Minority interest                                                                             21,837                18,982
                                                                                        ------------           -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 600,000,000 and 300,000,000 shares; 216,619,665 and 216,351,466 shares issued and outstanding,
   after deducting 56,884,989 and 56,881,489 shares held in treasury                         216,620               216,351
Additional paid-in capital                                                                   531,703               520,892
Accumulated other comprehensive income (loss)                                                291,980                (4,726)
Retained earnings                                                                          3,195,431             3,160,758
                                                                                        ------------           -----------
       Total shareholders' equity                                                          4,235,734             3,893,275
                                                                                        ------------           -----------

           Total                                                                        $  6,375,353           $ 5,303,824
                                                                                        ============           ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)


                                                                             For the Three Month               For the Six Month
                                                                            Period Ended June 30,            Period Ended June 30,
                                                                            ---------------------            ---------------------
                                                                             2007            2006            2007           2006
                                                                             ----            ----            ----           ----


Revenues and Other Income:
   Manufacturing                                                          $   110,398      $ 118,414       $   206,992    $ 237,805
   Telecommunications                                                         110,944           --             143,715         --
   Property management and service fees                                        18,345           --              18,345         --
   Investment and other income                                                 54,077         61,594           105,976      195,097
   Net securities gains                                                        50,240         44,418            66,161       83,132
                                                                          -----------      ---------       -----------    ---------
                                                                              344,004        224,426           541,189      516,034
                                                                          -----------      ---------       -----------    ---------
Expenses:
   Cost of sales:
      Manufacturing                                                            92,772        100,276           173,519      198,789
      Telecommunications                                                       94,237           --             121,844         --
   Direct operating expenses for property management and services              11,890           --              11,890         --
   Interest                                                                    26,836         21,548            46,912       38,698
   Salaries and incentive compensation                                         21,232         27,690            40,372       42,588
   Depreciation and amortization                                                6,699          5,418            12,879       10,332
   Selling, general and other expenses                                         53,727         27,752           105,958       72,346
                                                                          -----------      ---------       -----------    ---------
                                                                              307,393        182,684           513,374      362,753
                                                                          -----------      ---------       -----------    ---------
       Income from continuing operations before income taxes
        and equity in income of associated companies                           36,611         41,742            27,815      153,281
Income taxes                                                                   14,850         14,901            11,118       57,580
                                                                          -----------      ---------       -----------    ---------
       Income from continuing operations before equity in
        income of associated companies                                         21,761         26,841            16,697       95,701
Equity in income of associated companies, net of taxes                          4,554          9,534            17,479       23,263
                                                                          -----------      ---------       -----------    ---------

       Income from continuing operations                                       26,315         36,375            34,176      118,964
Income (loss) from discontinued operations, net of taxes                          (13)           280               209       (1,153)
Gain (loss) on disposal of discontinued operations, net of taxes                   (3)           365               288          (98)
                                                                          -----------      ---------       -----------    ---------

       Net income                                                         $    26,299      $  37,020       $    34,673    $ 117,713
                                                                          ===========      =========       ===========    =========

Basic earnings (loss) per common share:
   Income from continuing operations                                             $.12          $ .17             $ .16        $ .55
   Income (loss) from discontinued operations                                     --             --                --          (.01)
   Gain (loss) on disposal of discontinued operations                             --             --                --           --
                                                                                -----          -----             -----        -----
       Net income                                                                $.12          $ .17             $ .16        $ .54
                                                                                =====          =====             =====        =====

Diluted earnings (loss) per common share:
   Income from continuing operations                                             $.12          $ .17             $ .16        $ .53
   Income (loss) from discontinued operations                                     --             --                --           --
   Gain (loss) on disposal of discontinued operations                             --             --                --           --
                                                                                -----          -----             -----        -----
      Net income                                                                 $.12          $ .17             $ .16        $ .53
                                                                                =====          =====             =====        =====






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(In thousands)
(Unaudited)


                                                                                                  2007             2006
                                                                                                  ----             ----


Net cash flows from operating activities:
Net income                                                                                   $    34,673      $  117,713
Adjustments to reconcile net income to net cash provided by operations:
   Deferred income tax provision                                                                  18,774          66,665
   Depreciation and amortization of property, equipment and leasehold improvements                16,197          19,422
   Other amortization                                                                               (547)         (8,155)
   Share-based compensation                                                                        5,975           9,363
   Excess tax benefit from exercise of stock options                                                (684)           (197)
   Provision for doubtful accounts                                                                   (47)          1,029
   Net securities gains                                                                          (66,161)        (83,132)
   Equity in income of associated companies                                                      (29,117)        (37,567)
   Distributions from associated companies                                                        47,469          41,485
   Net gains related to real estate, property and equipment, and other assets                    (19,238)       (100,460)
   (Gain) loss on disposal of discontinued operations                                               (479)            158
   Investments classified as trading, net                                                         36,216          (2,541)
   Net change in:
     Restricted cash                                                                                  44           8,574
     Trade, notes and other receivables                                                          (11,234)        182,978
     Prepaids and other assets                                                                       380           2,519
     Trade payables and expense accruals                                                          26,240        (139,163)
     Other liabilities                                                                             2,166          (9,401)
     Income taxes payable                                                                         (3,281)          1,188
   Other                                                                                           1,685          15,701
                                                                                             -----------      ----------
     Net cash provided by operating activities                                                    59,031          86,179
                                                                                             -----------      ----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                    (14,330)        (39,754)
Acquisitions of and capital expenditures for real estate investments                             (30,197)        (28,051)
Proceeds from disposals of real estate, property and equipment, and other assets                  22,066         177,020
Proceeds from sale of discontinued operations                                                        786             558
Acquisitions, net of cash acquired                                                              (101,915)       (105,059)
Net change in restricted cash                                                                    (10,000)       ( 56,515)
Advances on notes and other receivables                                                          (10,257)           (251)
Collections on notes, loan and other receivables                                                  18,083           4,211
Investments in associated companies                                                             (667,870)       (226,709)
Capital distributions from associated companies                                                   32,748          20,480
Purchases of investments (other than short-term)                                              (1,281,574)     (2,172,760)
Proceeds from maturities of investments                                                          645,947         689,494
Proceeds from sales of investments                                                               987,267       1,517,961
Other                                                                                               (374)            --
                                                                                             -----------      ----------
   Net cash used for investing activities                                                       (409,620)       (219,375)
                                                                                             -----------      ----------

Net cash flows from financing activities:
Issuance of long-term debt                                                                       525,600         133,524
Reduction of long-term debt                                                                       (1,692)        (33,360)
Issuance of common shares                                                                          4,523           1,523
Purchase of common shares for treasury                                                              (102)            (33)
Excess tax benefit from exercise of stock options                                                    684             197
Other                                                                                              1,696           1,277
                                                                                             -----------      ----------
   Net cash provided by financing activities                                                     530,709         103,128
                                                                                             -----------      ----------
Effect of foreign exchange rate changes on cash                                                       16              53
                                                                                             -----------      ----------
   Net increase (decrease) in cash and cash equivalents                                          180,136         (30,015)
Cash and cash equivalents at January 1,                                                          287,199         386,957
                                                                                             -----------      ----------
Cash and cash equivalents at June 30,                                                        $   467,335      $  356,942
                                                                                             ===========      ==========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2007 and 2006
(In thousands, except par value)
(Unaudited)


                                                      Common                      Accumulated
                                                      Shares        Additional       Other
                                                      $1 Par         Paid-In     Comprehensive       Retained
                                                      Value          Capital      Income (Loss)       Earnings        Total
                                                      -----          -------      -------------       --------        -----


Balance, January 1, 2006                            $216,058         $501,914     $  (81,502)      $ 3,025,444      $3,661,914
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $1,455                                              (2,564)                           (2,564)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,268                                               3,999                             3,999
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $198                                       (349)                             (349)
   Net income                                                                                          117,713         117,713
                                                                                                                    ----------
     Comprehensive income                                                                                              118,799
                                                                                                                    ----------
Share-based compensation expense                                        9,363                                            9,363
Exercise of options to purchase common shares,
   including excess tax benefit                          168            1,552                                            1,720
Purchase of common shares for treasury                    (1)             (32)                                             (33)
                                                    --------         --------     ----------       -----------      ----------

Balance, June 30, 2006                              $216,225         $512,797     $  (80,416)      $ 3,143,157      $3,791,763
                                                    ========         ========     ==========       ===========      ==========

Balance, January 1, 2007                            $216,351         $520,892     $   (4,726)      $ 3,160,758      $3,893,275
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $167,145                                           294,580                           294,580
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $775                                                 1,365                             1,365
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $99                                         173                               173
   Net change in minimum pension liability and
     postretirement benefits, net of taxes of $333                                       588                               588
   Net income                                                                                           34,673          34,673
                                                                                                                    ----------
     Comprehensive income                                                                                              331,379
                                                                                                                    ----------
Share-based compensation expense                                        5,975                                            5,975
Exercise of options to purchase common shares,
  including excess tax benefit                           272            4,935                                            5,207
Purchase of common shares for treasury                    (3)             (99)                                            (102)
                                                    --------         --------     ----------       -----------      ----------

Balance, June 30, 2007                              $216,620         $531,703     $  291,980       $ 3,195,431      $4,235,734
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

     The Company's accounting policy for recording interest and penalties, if any, with respect to uncertain tax positions is to classify interest and penalties as components of income tax expense. As of the date of adoption of FIN 48, the aggregate amount of unrecognized tax benefits reflected in the Company's consolidated balance sheet was $14,000,000 (including $3,500,000 for interest); if recognized, such amounts would lower the Company's effective tax rate. Unrecognized tax benefits were not materially different at June 30, 2007. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2001. The Company's New York State and New York City income tax returns are currently being audited for the 1999 to 2002 period.

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

2. Results of operations for the Company's segments are reflected from the date of acquisition, which was March 2007 for the telecommunications business conducted by the Company's 75% owned subsidiary STi Prepaid, LLC ("STi Prepaid") and June 2007 for the property management and services business conducted by the Company's subsidiary ResortQuest International, Inc. ("ResortQuest"). The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing
     operations   before  income  taxes  and  equity  in  income  of  associated companies.

     Certain information concerning the Company's segments for the three and six month periods ended June 30, 2007 and 2006 is presented in the following table.


                                                                              For the Three Month            For the Six Month
                                                                             Period Ended June 30,         Period Ended June 30,
                                                                             ---------------------         ---------------------
                                                                               2007           2006           2007            2006
                                                                               ----           ----           ----            ----
                                                                                               (In thousands)

     Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                      $  83,170      $  91,743      $ 155,687     $ 184,281
           Plastics                                                             27,307         27,069         51,485        54,231
        Telecommunications                                                     111,450            --         144,294           --
        Property Management and Services                                        18,485            --          18,485           --
        Gaming Entertainment                                                     --               842            --            842
        Domestic Real Estate                                                     8,071          9,748         12,365        71,796
        Medical Product Development                                                709            199            980           291
        Other Operations                                                        18,727          8,515         29,282        17,475
        Corporate                                                               76,085         86,310        128,611       187,118
                                                                             ---------      ---------      ---------     ---------
            Total consolidated revenues and other income                     $ 344,004      $ 224,426      $ 541,189     $ 516,034
                                                                             =========      =========      =========     =========

     Income from continuing operations before income taxes and equity in income of associated companies:
        Manufacturing:
           Idaho Timber                                                      $   4,581      $   4,309      $   8,810     $  11,536
           Plastics                                                              5,264          4,997          8,628        10,224
        Telecommunications                                                       6,450            --           9,355           --
        Property Management and Services                                         1,534            --           1,534           --
        Gaming Entertainment                                                      --              613            --            613
        Domestic Real Estate                                                     3,614          3,162          2,117        50,983
        Medical Product Development                                             (7,009)        (2,784)       (15,376)       (8,447)
        Other Operations                                                         2,184         (4,480)        (2,826)       (5,539)
        Corporate                                                               19,993         35,925         15,573        93,911
                                                                             ---------      ---------      ---------     ---------
            Total consolidated income from continuing
              operations before income taxes and equity in income
              of associated companies                                        $  36,611      $  41,742      $  27,815     $ 153,281
                                                                            ==========      =========      =========     =========

     (a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

     For the three month periods ended June 30, 2007 and 2006, income from continuing operations has been reduced by depreciation and amortization expenses of $11,300,000 and $10,000,000, respectively; such amounts are primarily comprised of Corporate ($3,000,000 and $3,000,000, respectively), manufacturing ($4,400,000 and $4,400,000, respectively) and other operations ($2,200,000 and $1,300,000, respectively). For the six month periods ended June 30, 2007 and 2006, income from continuing operations has been reduced by depreciation and amortization expenses of $22,000,000 and $18,900,000, respectively; such amounts are primarily comprised of
     Corporate ($5,900,000 and $5,900,000, respectively), manufacturing ($9,000,000 and $8,600,000, respectively) and other operations ($4,400,000 and $2,200,000, respectively). Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended June 30, 2007 and 2006, income from continuing operations has been reduced by interest expense of $26,800,000 and $21,500,000, respectively; such amounts are primarily comprised of Corporate ($26,700,000 and $18,100,000, respectively) and gaming entertainment ($3,400,000 in 2006). For the six month periods ended June 30, 2007 and 2006, income from continuing operations has been reduced by interest expense of $46,900,000 and $38,700,000, respectively; such amounts are primarily comprised of Corporate ($46,800,000 and $35,100,000, respectively) and gaming entertainment ($3,400,000 in 2006). Interest expense for other segments is not material.

3. The following tables provide summarized data with respect to significant investments in associated companies accounted for under the equity method of accounting for the periods the investments were owned by the Company. The information is provided for those investments whose relative significance to the Company during 2007 could result in the Company including separate audited financial statements for such investments in its Annual Report on Form 10-K for the year ended December 31, 2007 (in thousands).


                                                                                    June 30,        June 30,
                                                                                      2007           2006
                                                                                  -----------      ---------

     EagleRock Capital Partners (QP), LP ("EagleRock"):
         Total revenues                                                          $     7,600      $  17,100
         Income from continuing operations before extraordinary items                  7,300         16,600
         Net income                                                                    7,300         16,600
         The Company's equity in net income                                            5,400         12,000

     Jefferies High Yield Holdings, LLC ("JHYH"):
         Total revenues                                                          $    41,400      $   --
         Income from continuing operations before extraordinary items                 30,100          --
         Net income                                                                   30,100          --
         The Company's equity in net income                                            8,900          --

     During the first quarter of 2007, the Company and Jefferies & Company, Inc. ("Jefferies") expanded and restructured the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC ("JPOF II"), one of several entities managed by Jefferies that invested capital in Jefferies' high yield trading business. The Company has committed to invest $600,000,000 in JHYH, a newly formed entity, Jefferies has committed to invest the same amount as the Company, and passive investors may invest up to $800,000,000 in the aggregate over time. Jefferies received additional JHYH securities entitling it to 20% of the profits. Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH's board, and each own 50% of the voting securities. JHYH owns a registered broker-dealer engaged in the secondary sales and trading of high yield securities and specialized situation securities formerly conducted by Jefferies, including bank debt, post-reorganization equity, equity, equity derivatives, credit defaults swaps and other financial instruments. It commits capital to the market by making markets in high yield and distressed securities and invests in and provides research coverage on these types of securities. In April 2007, after regulatory approval for the new venture was received, the Company contributed $250,000,000 to JHYH along with its investment in JPOF
     II. The timing of the Company's remaining $250,000,000 contribution is at the sole discretion of Jefferies.

     The Company accounts for its investment in JHYH under the equity method of accounting. Under GAAP, JHYH is considered to be a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary.

     In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square IV, L.P. ("Pershing Square"), a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The stated objective of Pershing Square is to create significant capital appreciation by investing in a North American "large-cap" company selected by the general partner. The Company classified its investment in Pershing Square as an investment in an associated company accounted for under the equity method of accounting.

4. A summary of investments at June 30, 2007 and December 31, 2006 is as follows (in thousands):


                                                                        June 30, 2007                     December 31, 2006
                                                                ------------------------------      -----------------------------
                                                                                Carrying Value                       Carrying Value
                                                                 Amortized       and Estimated       Amortized        and Estimated
                                                                   Cost            Fair Value          Cost           Fair Value
                                                                   ----            ----------          ----           ----------


     Current Investments:
        Investments available for sale                          $  637,050        $  637,511         $  803,034       $  809,927
        Trading securities                                          60,234            63,980             79,526           80,321
        Other investments, including accrued interest income        15,039            15,039             13,725           13,725
                                                                ----------        ----------         ----------       ----------
            Total current investments                           $  712,323        $  716,530         $  896,285       $  903,973
                                                                ==========        ==========         ==========       ==========

     Non-current Investments:
        Investments available for sale                          $  999,555        $1,619,775         $1,131,198       $1,283,261
        Other investments                                          187,812           187,812            182,588          182,588
                                                                ----------        ----------         ----------       ----------
            Total non-current investments                       $1,187,367        $1,807,587         $1,313,786       $1,465,849
                                                                ==========        ==========         ==========       ==========

     Non-current available for sale investments include 26,400,000 common shares of Fortescue Metals Group Ltd ("Fortescue"), representing approximately 9.98% of the outstanding Fortescue common stock at June 30, 2007. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol:
     FMG), and the shares acquired by the Company may be sold without restriction. The Fortescue shares have a cost of $202,100,000 and market values of $757,800,000 and $276,300,000 at June 30, 2007 and December 31,
     2006, respectively.

     In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth. In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 1,398,600 common shares of Fortescue for $44,200,000.

     Non-current other investments include 5,600,000 common shares of Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN), which have a cost and carrying value of $78,000,000 at June 30, 2007 and December 31, 2006. As more fully discussed in the 2006 10-K, the Inmet shares are restricted and may not be sold until August 2009 or earlier under certain specified circumstances. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At June 30, 2007, the market value of the Inmet shares is $433,100,000.

     During the second quarter of 2007, the Company sold all of its common stock holdings in Eastman Chemical Company and recognized a net security gain of $37,800,000.

5. A summary of intangible assets, net and goodwill at June 30, 2007 and December 31, 2006 is as follows (in thousands):


                                                                                                        June 30,     December 31,
                                                                                                         2007            2006
                                                                                                      ---------       ---------

     Intangibles:
        Customer relationships, net of accumulated amortization of $15,362 and $11,768                 $ 51,756       $ 46,967
        Trademarks and tradename, net of accumulated amortization of $305 and $227                        1,822          1,642
        Patents, net of accumulated amortization of $375 and $298                                         1,955          2,032
        Other, net of accumulated amortization of $1,942 and $1,727                                       2,900            645
     Goodwill                                                                                             8,151          8,151
                                                                                                       --------       --------
                                                                                                       $ 66,584       $ 59,437
                                                                                                       ========       ========

     As a result of the acquisitions of STi Prepaid during the first quarter of 2007 and ResortQuest during the second quarter of 2007, intangibles increased by $6,800,000; see Note 17 for further information concerning these acquisitions. Intangible assets also increased by $1,900,000 and $2,400,000 during 2007 related to an acquisition by Conwed Plastics and within the Other Operations segment, respectively.

     Amortization expense on intangible assets was $1,900,000 for each of the three month periods ended June 30, 2007 and 2006, respectively, and $4,000,000 and $3,700,000 for the six month periods ended June 30, 2007 and 2006, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2007 (for the remaining six months) - $4,000; 2008 - $8,000; 2009 - $7,500; 2010 - $7,200; and 2011 - $7,000.

     All of the goodwill in the above table relates to Conwed Plastics.

6. A summary of accumulated other comprehensive income (loss), net of taxes at June 30, 2007 and December 31, 2006 is as follows (in thousands):



                                                                            June 30,          December 31,
                                                                              2007                2006
                                                                           ----------          ----------

          Net unrealized gains on investments                               $  332,386         $   37,806
          Net unrealized foreign exchange gains                                  2,243                878
          Net unrealized losses on derivative instruments                       (1,059)            (1,232)
          Net minimum pension liability                                        (42,333)           (42,960)
          Net postretirement benefits                                              743                782
                                                                            ----------         ----------
                                                                            $  291,980         $   (4,726)
                                                                            ==========         ==========

7. Investment and other income includes changes in the fair values of derivative financial instruments of $600,000 and $800,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $500,000 and $1,800,000 for the six month periods ended June 30, 2007 and 2006, respectively.

8. Pension expense charged to operations for the three and six month periods ended June 30, 2007 and 2006 related to defined benefit pension plans included the following components (in thousands):



                                                                           For the Three Month          For the Six Month
                                                                          Period Ended June 30,       Period Ended June 30,
                                                                          ---------------------       ---------------------
                                                                            2007         2006          2007           2006
                                                                            ----         ----          ----           ----


     Interest cost                                                           $ 2,956     $ 2,970      $   5,913     $  5,942
     Expected return on plan assets                                           (2,667)     (2,032)        (5,333)      (4,064)
     Actuarial loss                                                              412         633            823        1,264
     Amortization of prior service cost                                            1           1              1            1
                                                                             -------     -------      ---------     --------
        Net pension expense                                                  $   702     $ 1,572      $   1,404     $  3,143
                                                                             =======     =======      =========     ========

     The Company did not make any contributions to its defined benefit pension plans during the six month period ended June 30, 2007.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and six month periods ended June 30, 2007 and 2006.

9. Salaries and incentive compensation expense included $2,600,000 and $9,000,000, respectively, for the three month periods ended June 30, 2007 and 2006, and $6,000,000 and $9,400,000 for the six month periods ended June 30, 2007 and 2006, respectively, for share-based compensation expense relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. During the three and six month 2007 periods, 12,000 options were granted at an exercise price of $33.50 per share, the market price on the grant date.

10. Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 216,596,000 and 216,201,000 for the three month periods ended June 30, 2007 and 2006, respectively, and 216,491,000 and 216,154,000 for the six month periods ended June 30, 2007 and 2006, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 217,229,000 and 231,777,000 for the three month periods ended June 30, 2007 and 2006, respectively, and 216,912,000 and 231,482,000 for the six month periods ended June 30, 2007 and 2006, respectively. The denominators for dilutive per share computations reflect the effect of dilutive options and warrants and, for 2006, the 3 3/4% Convertible Notes. For the three and six month periods ended June 30, 2007, the 3 3/4% Convertible Notes, which are convertible into 15,239,490 common shares, were not included in the computation of diluted earnings per share as the effect was antidilutive.

11. Cash paid for interest and income taxes (net of refunds) was $36,100,000 and $7,600,000, respectively, for the six month period ended June 30, 2007 and $34,600,000 and $4,500,000, respectively, for the six month period ended June 30, 2006.

12. Debt due within one year includes $217,400,000 and $181,800,000 as of June 30, 2007 and December 31, 2006, respectively, relating to repurchase agreements. At June 30, 2007, these fixed rate repurchase agreements have a weighted average interest rate of approximately 5.3%, mature in July 2007 and are secured by non-current investments with a carrying value of $222,900,000.

13. In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Senior Notes due 2017 in a private placement transaction. On June 15, 2007, the Company filed a registration statement with respect to an offer to exchange each of the 7 1/8% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the 7 1/8% Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest). The registration was declared effective on August 1, 2007 and the exchange offer was commenced on August 2, 2007. The exchange offer is expected to be completed in September 2007, subject to the terms and conditions thereof.

14. In March 2007, the Board of Directors increased the number of the Company's common shares that the Company is authorized to purchase. As a result, the Company is authorized to purchase up to 12,000,000 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice. During 2007, the only common shares acquired by the Company were from employees in connection with the employees' exercise of stock options.

15. In January 2007, the Company increased its equity interest in Goober Drilling, LLC ("Goober") to 42% for an additional equity investment of $25,000,000. In addition, the Company's existing $126,000,000 secured loan to Goober was amended to increase the interest rate to LIBOR plus 5%, and the Company agreed to provide Goober with an additional secured credit facility for up to $45,000,000 at an interest rate of LIBOR plus 10%. As of June 30, 2007, $30,000,000 was outstanding under this additional facility. The additional funding was required primarily due to increased raw material and labor costs to construct new drilling rigs and working capital needs due to delays in rig construction. The Company's investment in Goober is classified as an investment in an associated company; for the three and six month periods ended June 30, 2007, the Company recorded $3,000,000 and $5,700,000, respectively, of pre-tax income from this investment under the equity method of accounting.

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

     The effective acquisition of a portion of the non-controlling interests in Sangart was accounted for under the purchase method. Under the purchase method, the purchase price is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired is initially allocated to research and development. However, since under GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. For the six month period ended June 30, 2007, the Company expensed acquired research and development of $4,000,000, which is included in the caption selling, general and other expenses in the consolidated statement of operations.

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

     Revenues from sales of prepaid phone cards are deferred when the cards are initially sold; at June 30, 2007 STi Prepaid's deferred revenues aggregated $66,600,000. Deferred revenues are recognized in the statement of operations when the cards are used by the consumer and/or administrative fees are charged in accordance with the cards' terms, resulting in a reduction of STi Prepaid's outstanding obligation to the customer. STi Prepaid's cost of sales primarily consists of origination, transport and termination of telecommunications traffic, and connectivity costs paid to underlying service providers.

     In June 2007, the Company completed the acquisition of ResortQuest, a company engaged in offering management services to vacation properties in beach and mountain resort locations in the continental U.S. and Canada, as well as in real estate brokerage services and other rental and property owner services. Pursuant to the terms of the stock purchase agreement, the purchase price is subject to adjustment to reflect net working capital (as defined in the agreement) at closing, and consisted of cash and an $8,000,000 10% four-year promissory note of a subsidiary of the Company. Including estimated expenses of $1,200,000 and estimated net working capital adjustments, for accounting purposes the aggregate purchase price is $15,000,000.

     ResortQuest typically receives cash deposits on advance bookings of its vacation properties that are recorded as deferred revenue. ResortQuest's deferred revenues aggregated $39,400,000 at June 30, 2007.

     Unaudited pro forma operating results for the Company, assuming the acquisitions of STi Prepaid and ResortQuest had occurred as of the beginning of each period presented below, are as follows (in thousands, except per share amounts):



                                                                       For the Three Month              For the Six Month
                                                                      Period Ended June 30,            Period Ended June 30,
                                                                      ---------------------            --------------------
                                                                       2007             2006           2007           2006
                                                                       ----             ----           ----           ----

     Revenues                                                       $367,200          $400,700       $696,300       $849,500
     Income before extraordinary items and cumulative
       effect of a change in accounting principles                  $ 23,500          $ 42,300       $ 32,900       $127,700
     Net income                                                     $ 23,500          $ 42,300       $ 32,900       $127,700
     Per Share:
          Basic                                                         $.11              $.20           $.15           $.59
          Diluted                                                       $.11              $.19           $.15           $.57


     The amounts above reflect the historical operating results of Telco and ResortQuest for periods prior to the purchase transactions. Telco's historical results include a $3,300,000 charge to write down certain inventory in the six month 2007 period.

     Pro forma adjustments principally reflect the preliminary allocation of the purchase price to the difference between fair value and book value of property and equipment, resulting in increases or decreases to historical depreciation expense, and the allocation to identifiable intangible assets, resulting in increased amortization expense. The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisitions had actually occurred as of the beginning of the periods presented.

18. As more fully discussed in the 2006 10-K, the Company is a defendant in Special Situations Fund III, L.P., et al. v. Leucadia National Corporation, et al, a consolidated action involving a petition for appraisal and a class action pending in the Delaware Chancery Court related to the Company's 2005 acquisition of the minority interest in MK Resources Company ("MK Resources"). The parties have entered into a settlement agreement for, among other terms, complete releases and a dismissal with prejudice in exchange for an aggregate settlement payment by the Company of approximately $13,800,000. The settlement agreement is subject to court approval, which is not expected to be received before the fourth quarter of 2007. During the first quarter of 2007, the Company increased its accrual to the expected settlement amount and recorded an additional expense of $7,500,000.

19. On July 30, 2007, the Bankruptcy Court for the Southern District of Mississippi (the "Court") entered an order confirming the chapter 11 reorganization plan of Premier Entertainment Biloxi, LLC ("Premier") and its subsidiary, Premier Finance Biloxi Corp. The reorganization plan provides for the payment in full of all of Premier's creditors, including payment of principal and accrued interest due to the holders of Premier's 10 3/4% senior secured notes. The plan also establishes a $14,700,000 escrow for the full amount of a prepayment penalty asserted by the senior secured notes that is disputed by Premier. Entitlement to the escrow will be determined by the Court at a later date.

     On August 2, 2007 certain of the holders of the senior secured notes filed a notice of appeal of the confirmation order and a motion for stay of the confirmation order pending resolution of the appeal. The motion for stay is scheduled for hearing before the Court on August 9, 2007. The Company believes the appeal and the motion for stay are without merit, and the Company and Premier intend to vigorously contest both actions. If a stay is granted, however, it would indefinitely delay Premier's payment of its prepetition creditors and its emergence from chapter 11.

      The reorganization plan is to be funded in part with an $180,000,000 senior secured credit facility to be provided by a subsidiary of the Company. The credit facility will mature February 1, 2012, will bear interest at 10 3/4%, will be prepayable at any time without penalty, and will contain other covenants, terms and conditions similar to those contained in the indenture governing Premier's 10 3/4% senior secured notes. It is anticipated that consummation of the reorganization plan and the credit facility will occur on or about August 10, 2007; however, consummation of the plan could be delayed due to the pending appeal of the confirmation order. The Company will fund its obligation under the credit facility out of available cash and investments. Upon emergence from chapter 11 proceedings, Premier will become a consolidated subsidiary of the Company as a result of the Company's controlling voting interest in Premier.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 10-K.

                         Liquidity and Capital Resources

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of June 30, 2007, the sum of these amounts aggregated $2,991,500,000. However, since $583,500,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $2,408,000,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S.
Government-Sponsored Enterprises and other publicly traded debt and equity securities, including the Company's investment in Fortescue ($757,800,000 at June 30, 2007). The investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

In January 2007, the Company increased its equity interest in Goober to 42% for an additional equity investment of $25,000,000. In addition, the Company's existing $126,000,000 secured loan to Goober was amended to increase the interest rate to LIBOR plus 5%, and the Company agreed to provide Goober with an additional secured credit facility for up to $45,000,000 at an interest rate of LIBOR plus 10%. As of June 30, 2007, $30,000,000 was outstanding under this additional facility.

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

In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Senior Notes due 2017 in a private placement transaction. Pursuant to a registration statement that was declared effective on August 1, 2007, these notes are currently being exchanged for a new issue of debt securities registered under the Securities Act, with terms identical to those of the 7 1/8% Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest). The exchange offer is expected to be completed in September 2007, subject to the terms and conditions thereof.

In March 2007, the Board of Directors increased the number of the Company's common shares that the Company is authorized to purchase. As a result, the Company is authorized to purchase up to 12,000,000 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice. During 2007, the only common shares acquired by the Company were from employees in connection with the employees' exercise of stock options.

As discussed above, the Company and Jefferies expanded and restructured the Company's equity investment in JPOF II, one of several entities managed by Jefferies that invested capital in Jefferies' high yield trading business. The Company has committed to invest $600,000,000 in a newly formed entity, JHYH, Jefferies has committed to invest the same amount as the Company, and passive investors may invest up to $800,000,000 in the aggregate over time. In April 2007, after regulatory approval for the new venture was received, the Company contributed $250,000,000 to JHYH along with its investment in JPOF II. The timing of the Company's remaining $250,000,000 contribution is at the sole discretion of Jefferies. The Company will account for its investment in JHYH under the equity method of accounting.

In June 2007, the Company completed the acquisition of ResortQuest for an aggregate purchase price of $15,000,000, net of estimated working capital adjustments, which was paid in cash and an $8,000,000 10% four-year promissory note of a subsidiary of the Company.

In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square, a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The Company classified its investment in Pershing Square as an investment in an associated company accounted for under the equity method of accounting.

As discussed above, on July 30, 2007, the Bankruptcy Court for the Southern District of Mississippi (the "Court") entered an order confirming the chapter 11 reorganization plan of Premier. The reorganization plan is to be funded in part with an $180,000,000 senior secured credit facility to be provided by a subsidiary of the Company. The credit facility will mature February 1, 2012, will bear interest at 10 3/4% and will be prepayable at any time without penalty. It is anticipated that consummation of the reorganization plan and the credit facility will occur on or about August 10, 2007; however, consummation of the plan could be delayed due to a notice of appeal filed by certain holders of Premier's senior secured notes. The Company will fund its obligation under the credit facility out of available cash and investments. Upon emergence from chapter 11 proceedings, Premier will become a consolidated subsidiary of the Company as a result of the Company's controlling voting interest in Premier.

                      Consolidated Statements of Cash Flows

Net cash provided by operating activities decreased by $27,100,000 in the six month period ended June 30, 2007 compared to the same period in 2006 principally due to decreased collections of receivables and increased income tax payments. The change in operating cash flows also reflects increased funds generated from activity in the trading portfolio, increased distributions of earnings from associated companies, decreased payment of incentive compensation and decreased defined benefit pension plan contributions. Funds provided by operating activities reflect funds used by Sangart, a development stage company, of $11,500,000 and $7,100,000 during 2007 and 2006, respectively, and increased corporate overhead expenses. During 2006, cash provided by operating activities reflects the collection of the balance of certain receivables from AT&T Inc. ($123,500,000). The AT&T receivables resulted from a termination agreement entered into between the Company's former telecommunications subsidiary, WilTel Communications Group, LLC ("WilTel"), and its largest customer during 2005. In 2007, distributions from associated companies principally include earnings distributed by JPOF II ($29,200,000) and EagleRock ($15,000,000). In 2006, distributions from associated companies principally include earnings distributed by JPOF II ($23,600,000) and EagleRock ($16,600,000). Contributions to the defined benefit pension plans were $42,800,000 in 2006; no contributions were made in 2007.
                                       16

Net cash flows used for investing activities were $409,600,000 and $219,400,000 for the six month periods ended June 30, 2007 and 2006, respectively. During 2007, acquisitions, net of cash acquired principally include assets acquired by STi Prepaid ($84,600,000) and ResortQuest ($9,800,000). During 2006,
acquisitions, net of cash acquired principally include the acquisition of Premier ($105,500,000). During 2006, funds provided by the disposal of real estate and other assets include the sales of 8 acres of unimproved land in Washington, D.C. by 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, ($75,700,000) and the sale of two associated companies. The Company received aggregate cash proceeds of $56,400,000 from the sale of the Company's equity interest in, and loan repayment by, two associated companies. Investments in associated companies include JHYH ($250,000,000), Pershing Square ($200,000,000), Goober ($55,000,000), Highland Opportunity ($74,000,000),
Shortplus ($25,000,000), Cobre Las Cruces, S.A. ("CLC") ($23,900,000) and others ($40,000,000) in 2007 and Goober ($114,500,000), Safe Harbor Domestic Partners L.P. ("Safe Harbor") ($50,000,000), Wintergreen Partners Fund, L.P. ("Wintergreen") ($30,000,000), CLC ($8,500,000) and others ($23,700,000) in
2006. Capital distributions from associated companies principally include Safe Harbor ($25,000,000) in 2007 and EagleRock ($20,100,000) in 2006.

Net cash provided by financing activities was $530,700,000 in 2007 and $103,100,000 in 2006. Issuance of long-term debt for the 2007 period reflects the issuance of $500,000,000 principal amount of the Company's 7 1/8% Notes (net of issuance expenses) and for the 2007 and 2006 periods reflects the increase in repurchase agreements of $35,600,000 and $129,300,000, respectively. The reduction of long-term debt during the six month period ended June 30, 2006 includes the repayment of debt of Square 711 ($32,000,000), which was sold. Issuance of common shares for the six month periods ended June 30, 2007 and 2006 principally reflects the exercise of employee stock options.

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

The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At June 30, 2007, the balance of the deferred valuation allowance was approximately $800,000,000.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company did not recognize any impairment losses on long-lived assets during the six month periods ended June 30, 2007 and 2006.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $300,000 and $1,700,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $500,000 and $2,600,000 for the six month periods ended June 30, 2007 and 2006, respectively.

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

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of June 30, 2007, the Company's accrual for contingent losses was not material.

                              Results of Operations

                  The 2007 Periods Compared to the 2006 Periods

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber were $83,200,000 and $91,700,000 for the three months ended June 30, 2007 and 2006, respectively, and $155,700,000 and $184,300,000 for the six months ended June 30, 2007 and 2006, respectively. Gross profit was $9,000,000 and $9,400,000 for the three months ended June 30, 2007 and 2006, respectively, and $18,000,000 and $21,200,000 for the six months ended June 30, 2007 and 2006, respectively. Salaries and incentive compensation expenses were $2,300,000 and $2,600,000 for the three months ended June 30, 2007 and 2006, respectively, and $4,600,000 and $5,200,000 for the six months ended June 30, 2007 and 2006, respectively. Depreciation and amortization expenses were $1,200,000 for each of the three months ended June 30, 2007 and 2006, and $2,400,000 and $2,500,000 for the six months ended June 30, 2007 and 2006, respectively. Pre-tax income was $4,600,000 and $4,300,000 for the three months ended June 30, 2007 and 2006, respectively, and $8,800,000 and $11,500,000 for the six months ended June 30, 2007 and 2006, respectively.

Idaho Timber's revenues declined during the 2007 periods as compared to the comparable periods in the prior year, reflecting both reduced shipment volumes and lower average selling prices. While shipment volume increased in the 2007 quarters as compared to the fourth quarter of 2006, and average selling prices in the second quarter of 2007 modestly increased, Idaho Timber continues to experience weakened demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace.

Raw material costs, the largest component of cost of sales (approximately 82% for the six month period), have declined during the 2007 periods as compared to the comparable periods in 2006 principally due to the same market conditions that have negatively impacted revenues. Raw material costs in the second quarter of 2007 were largely unchanged as compared to the fourth quarter of 2006 but increased since the first quarter of 2007 reflecting less availability of low-grade lumber due to increased shipments to Asia and Europe. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. Spreads improved for the 2007 periods as compared to the fourth quarter of 2006, but were lower than those for the comparable periods of 2006 and were lower in the second quarter than the first quarter of 2007. Idaho Timber intends to continue to focus on developing new higher margin products, diversifying its supply chain, improving cost control and solidifying customer and supplier relationships, in an effort to maximize gross margins and pre-tax results.

Manufacturing - Conwed Plastics

Pre-tax income for Conwed Plastics was $5,300,000 and $5,000,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $8,600,000 and $10,200,000 for the six month periods ended June 30, 2007 and 2006, respectively. Its manufacturing revenues and other income were $27,300,000 and $27,100,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $51,500,000 and $54,200,000 for the six month periods ended June 30, 2007 and 2006, respectively. Gross profits were $8,600,000 and $8,700,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $15,500,000 and $17,800,000 for the six month periods ended June 30, 2007 and 2006, respectively. For the three and six month 2007 periods, the slowdown in housing starts and, for the six month 2007 period, a slow start in road construction due to weather conditions, were principally responsible for the declines in revenue in most of Conwed Plastics' markets, particularly carpet cushion, building and construction, erosion control and turf reinforcement. In addition, increased competition in the erosion control market adversely affected revenue in the second quarter of 2007. Revenues for the 2007 periods also reflect the removal of netting as a component of a customer's bedding product. Conwed Plastics did realize increased revenues from its packaging market, principally due to acquisitions in May 2006 and in February 2007.

The decline in gross margin in the six month 2007 period as compared to the same period in 2006 primarily reflects the product mix, lower sales volume and greater depreciation and amortization expense related to acquisitions and equipment upgrades. Pre-tax results for the three and six month 2007 periods also reflect $800,000 and $900,000, respectively, of lower salaries and incentive compensation expense than for the comparable periods in 2006.

Telecommunications

The telecommunications business of STi Prepaid has been consolidated by the Company since March 2007. For the three month period ended June 30, 2007 and for the period from the asset acquisition through June 30, 2007, STi Prepaid's telecommunications revenues and other income were $111,500,000 and $144,300,000, respectively, telecommunications cost of sales were $94,200,000 and $121,800,000, respectively, salaries and incentive compensation expenses were $2,400,000 and $2,900,000, respectively, selling, general and other expenses were $8,300,000 and $10,100,000, respectively, and STi Prepaid had pre-tax income of $6,500,000 and $9,400,000, respectively.

Property Management and Services

The property management and services operations of ResortQuest have been consolidated by the Company since June 2007. For the 2007 periods, property management and services revenues and other income were $18,500,000, direct operating expenses were $11,900,000, salaries and incentive compensation expenses were $1,300,000, selling, general and other expenses were $3,300,000 and pre-tax income was $1,500,000.

Domestic Real Estate

Pre-tax income for the domestic real estate segment was $3,600,000 and $3,200,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $2,100,000 and $51,000,000 for the six month periods ended June 30, 2007 and 2006, respectively. Pre-tax income for the six month period ended June 30, 2006 principally reflects the sale by Square 711, which resulted in a pre-tax gain of $48,900,000.

Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. Accordingly, pre-tax results for this segment for any particular period are not predictable and do not follow any consistent pattern or trend.

Medical Product Development

Pre-tax  losses  (net of minority  interest)  for Sangart  were  $7,000,000  and
$2,800,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $15,400,000 and $8,400,000 for the six month periods ended June 30, 2007 and 2006, respectively. Sangart's losses reflect research and development costs of $4,800,000 and $1,600,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $10,800,000 and $6,200,000 for the six month periods ended June 30, 2007 and 2006, respectively, and salaries and incentive compensation expenses of $2,100,000 and $1,500,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $4,200,000 and $2,800,000 for the six month periods ended June 30, 2007 and 2006, respectively. When the Company increased its investment in Sangart in March 2007, the additional investment was accounted for under the purchase method of accounting. Under the purchase method, the price paid was allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired was initially allocated to research and development. However, since under GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. For the six month periods ended June 30, 2007 and 2006, the Company expensed acquired research and development of $4,000,000 and $3,400,000, respectively, which is included in the caption selling, general and other expenses in the consolidated statement of operations. The increase in salaries and incentive compensation in 2007 as compared to 2006 was due to increased headcount in connection with the commencement of the Phase III trials.

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

Corporate and Other Operations

Investment and other income decreased in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006. Investment and other income for the six month period ended June 30, 2006 reflects $34,700,000 related to the sales of two associated companies; investment and other income for the six month period ended June 30, 2007 reflects the receipt of escrowed proceeds from one of those sales of $11,400,000 ($1,300,000 for the three month 2007 period) that had not been previously recognized. In addition, investment and other income for the three and six month 2006 periods reflect $7,100,000 from the recovery of a bankruptcy claim as well as greater interest income than the comparable 2007 periods of $8,700,000 and $6,100,000, respectively. The decline in investment income during 2007 is principally due to increased investments in associated companies and noninterest bearing securities during the second half of 2006 and in 2007. For the 2007 periods, investment and other income includes $8,500,000 related to the termination of a joint development agreement with another party. The amount recorded in other income substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred. Included in investment and other income is income of $600,000 and $800,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $500,000 and $1,800,000 for the six month periods ended June 30, 2007 and 2006, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $50,200,000 and $44,400,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $66,200,000 and $83,100,000 for the six month periods ended June 30, 2007 and 2006, respectively. Net securities gains include provisions of $300,000 and $1,700,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $500,000 and $2,600,000 for the six month periods ended June 30, 2007 and 2006, respectively, to write down the Company's investments in certain available for sale securities. The write down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 primarily reflects interest expense relating to the 7 1/8% Senior Notes issued in March 2007 and the fixed rate repurchase agreements. The 2006 periods also include interest on the Company's 7 7/8% subordinated notes, which subsequently matured in 2006.

Salaries and incentive compensation expense decreased by $8,300,000 and $4,900,000 in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 principally due to less share-based compensation expense. Salaries and incentive compensation expense included $2,600,000 and $9,000,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $6,000,000 and $9,400,000 for the six month periods ended June 30, 2007 and 2006, respectively, relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. The decrease in share-based compensation expense in the three and six month 2007 periods largely related to grants made under the warrant plan in 2006 for which a portion vested upon issuance. This decrease was partially offset by increased expenses relating to the stock option plan principally for the six month 2007 period due to the accelerated vesting of stock options of an officer of the Company who resigned. Salaries and incentive compensation expense for the 2007 periods also reflects a decrease in estimated incentive bonus expense as compared to the same periods in 2006.

The increase in selling, general and other expenses of $7,900,000 and $20,100,000 in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 primarily reflects higher professional fees and other costs, which largely relate to potential investments and projects and existing investments, and greater foreign exchange losses from foreign currency denominated securities and, for the six month period, increased legal fees, including those incurred in connection with the MK Resources litigation, and a $7,500,000 accrual for the settlement of litigation related to MK Resources.

For the three and six month periods ended June 30, 2007 and 2006, the Company's effective income tax rate is higher than the federal statutory rate primarily due to state income taxes.

Associated Companies

Equity in income (losses) of associated companies for the three and six month periods ended June 30, 2007 and 2006 includes the following (in thousands):


                                                       For the Three Month               For the Six Month
                                                      Period Ended June 30,            Period Ended June 30,
                                                     ------------------------         -------------------------
                                                        2007           2006             2007              2006
                                                       ------         ------           ------            ------

EagleRock                                            $  (1,100)      $  2,500         $  5,400          $ 12,000
Premier                                                (12,500)           --           (19,400)             --
JPOF II                                                    100         14,100            3,000            19,700
JHYH                                                     8,900            --             8,900              --
HomeFed Corporation                                        100            200              200               900
Safe Harbor                                             (1,100)        (4,600)           3,300            (3,500)
Wintergreen                                              3,300            --             6,200             1,600
Highland Opportunity                                     1,100            --             2,500              --
Shortplus                                                 (500)           --             4,800              --
Pershing Square                                         (1,500)           --            (1,500)             --
Goober Drilling                                          3,000            500            5,700               500
CLC                                                        900            400              900             1,900
Other                                                    6,000          2,000            9,100             4,500
                                                     ---------       --------         --------          --------
  Equity in income before income taxes                   6,700         15,100           29,100            37,600
Income tax expense                                       2,100          5,600           11,600            14,300
                                                     ---------       --------         --------          --------
  Equity in income, net of taxes                     $   4,600       $  9,500         $ 17,500          $ 23,300
                                                     =========       ========         ========          ========


Discontinued Operations

Healthcare Services

As more fully discussed in the 2006 10-K, in July 2006 the Company sold Symphony Healthcare Services, LLC and classified its historical operating results as a discontinued operation. Pre-tax income of the healthcare services segment was $1,700,000 and $200,000 for the three and six month periods ended June 30, 2006, respectively.

Telecommunications - ATX

As more fully discussed in the 2006 10-K, in September 2006 the Company sold ATX Communications, Inc. and classified its historical operating results as a discontinued operation. ATX reported pre-tax income of $2,100,000 and $2,000,000 for the three and six month periods ended June 30, 2006, respectively.

WilTel

Gain (loss) on disposal of discontinued operations for the six month period ended June 30, 2007 reflects the resolution of a sale-related contingency related to WilTel, which was sold in the fourth quarter of 2005, and for the 2006 periods principally reflects working capital adjustments and the resolution of certain sale-related obligations related to WilTel.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

Changes in internal control over financial reporting

(b) As discussed elsewhere herein, during the six months ended June 30, 2007 the Company acquired ResortQuest and the assets of Telco (now STi Prepaid). Each of ResortQuest and STi Prepaid have their own distinct internal controls over financial reporting; therefore, such internal controls represent a new component part of the Company's consolidated internal control over financial reporting. The Company has not yet completed its evaluation of the internal controls over financial reporting at ResortQuest or STi Prepaid, although these entities have or are expected to have financial statement amounts which are material to the Company's consolidated financial statements. Except for changes that result from the acquisition of ResortQuest and STi Prepaid, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The parties have entered into a settlement agreement to settle these lawsuits for complete releases and a dismissal with prejudice in exchange for an aggregate settlement payment by the Company of approximately $13,800,000 (including a payment in the appraisal proceeding of approximately $5,000,000 that the appraisal petitioners would have received (based on the value at the merger date of Company shares issued in the merger) had they participated in the MK Merger). The settlement agreement is subject to court approval, which is not expected to be received before the fourth quarter of 2007.

Item 1A. Risk Factors.

The Company is adding to its risk factors the item listed below that is specific to ResortQuest. ResortQuest provides management services to vacation properties located in areas that can be adversely impacted by weather conditions. ResortQuest provides services to vacation properties in locations that are vulnerable to hurricanes and to other properties located in mountain areas that are dependent upon good skiing conditions to attract visitors. Poor weather conditions at locations where ResortQuest provides property management services could adversely impact demand for its managed properties resulting in lost revenue and profits for ResortQuest.


Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were submitted to a vote of shareholders at the Company's 2007 Annual Meeting of Shareholders held on May 15, 2007.

           a) Election of directors.


                                                                                Number of Shares
                                                                                ----------------
                                                                          For                  Withheld
                                                                          ---                  --------

                Ian M. Cumming                                      195,139,996                   604,760
                Paul M. Dougan                                      195,201,424                   543,332
                Lawrence D. Glaubinger                              193,984,226                 1,760,530
                Alan J. Hirschfield                                 195,349,544                   395,212
                James E. Jordan                                     193,897,444                 1,847,312
                Jeffrey C. Keil                                     189,620,733                 6,124,023
                Jesse Clyde Nichols, III                            193,484,490                 2,260,266
                Joseph S. Steinberg                                 195,249,643                   495,113

           b) Approval of an amendment to the Company's certificate of incorporation to increase the number of the Company's common shares, par value $1.00 per share, authorized for issuance to 600,000,000 common shares.


                For                                                 188,524,304
                Against                                               7,085,618
                Abstentions                                             134,834
                Broker non-votes                                          --


           c) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2007.

                For                                                 195,024,329
                Against                                                 529,522
                Abstentions                                             190,905
                Broker non-votes                                          --



Item 6.    Exhibits.

               10.1 Stock Purchase  Agreement by and among BEI-RZT  Corporation,
                    Gaylord Hotels, Inc. and Gaylord Entertainment Company (Mainland Agreement), dated June 1, 2007.

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




                                            LEUCADIA NATIONAL CORPORATION
                                                    (Registrant)




Date:  August 8, 2007                        By: /s/ Barbara L. Lowenthal
                                                 ------------------------
                                                 Barbara L. Lowenthal
                                                 Vice President and Comptroller
                                                 (Chief Accounting Officer)

                                  Exhibit Index


               10.1 Stock Purchase  Agreement by and among BEI-RZT  Corporation,
                    Gaylord Hotels, Inc. and Gaylord Entertainment Company (Mainland Agreement), dated June 1, 2007.

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