Form 10-Q
period 2007-09-30
LEUCADIA NATIONAL CORP
filed 2007-11-08
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 1, 2007:
222,496,086.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Dollars in thousands, except par value)
(Unaudited)

                                                                                        September 30,           December 31,
                                                                                            2007                   2006
                                                                                        ------------           -----------


ASSETS
Current assets:
   Cash and cash equivalents                                                            $    695,132           $   287,199
   Investments                                                                               877,317               903,973
   Trade, notes and other receivables, net                                                   109,827                69,822
   Prepaids and other current assets                                                         192,375               105,215
                                                                                        ------------           -----------
       Total current assets                                                                1,874,651             1,366,209
Non-current investments                                                                    2,146,838             1,465,849
Notes and other receivables, net                                                              13,079                24,999
Intangible assets, net and goodwill                                                           78,434                59,437
Deferred tax asset, net                                                                      741,519               978,415
Other assets                                                                                 497,886               401,689
Property, equipment and leasehold improvements, net                                          514,512               234,216
Investments in associated companies                                                        1,450,640               773,010
                                                                                        ------------           -----------
           Total                                                                        $  7,317,559           $ 5,303,824
                                                                                        ============           ===========

LIABILITIES
Current liabilities:
   Trade payables and expense accruals                                                  $    201,490           $   127,739
   Deferred revenue                                                                           76,663                  --
   Other current liabilities                                                                   9,146                 5,688
   Debt due within one year                                                                  192,116               184,815
   Income taxes payable                                                                       --                     8,411
                                                                                        ------------           -----------
       Total current liabilities                                                             479,415               326,653
Other non-current liabilities                                                                 89,177                90,268
Long-term debt                                                                             1,988,727               974,646
                                                                                        ------------           -----------
       Total liabilities                                                                   2,557,319             1,391,567
                                                                                        ------------           -----------

Commitments and contingencies

Minority interest                                                                             20,837                18,982
                                                                                        ------------           -----------

SHAREHOLDERS' EQUITY
Common shares, par value $1 per share, authorized 600,000,000 and 300,000,000 shares; 222,386,733 and 216,351,466 shares issued and outstanding,
   after deducting 56,884,989 and 56,881,489 shares held in treasury                         222,387               216,351
Additional paid-in capital                                                                   776,385               520,892
Accumulated other comprehensive income (loss)                                                541,312                (4,726)
Retained earnings                                                                          3,199,319             3,160,758
                                                                                        ------------           -----------
       Total shareholders' equity                                                          4,739,403             3,893,275
                                                                                        ------------           -----------
           Total                                                                        $  7,317,559           $ 5,303,824
                                                                                        ============           ===========


             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)


                                                                               For the Three Month            For the Nine Month
                                                                            Period Ended September 30,    Period Ended September 30,
                                                                            --------------------------    --------------------------
                                                                               2007            2006            2007           2006
                                                                               ----            ----            ----           ----


Revenues and Other Income:
   Manufacturing                                                          $   103,266      $ 105,375         $ 310,258    $ 343,180
   Telecommunications                                                         112,271           --             255,986         --
   Property management and service fees                                        40,259           --              58,604         --
   Investment and other income                                                 51,727         48,609           157,703      243,706
   Net securities gains                                                        23,626         16,259            89,787       99,391
                                                                          -----------      ---------         ---------    ---------
                                                                              331,149        170,243           872,338      686,277
                                                                          -----------      ---------         ---------    ---------
Expenses:
   Cost of sales:
      Manufacturing                                                            89,835         91,909           263,354      290,698
      Telecommunications                                                       96,737          --              218,581         --
   Direct operating expenses for property management and services              28,815          --               40,705         --
   Interest                                                                    27,943         22,843            74,855       61,541
   Salaries and incentive compensation                                         28,614         19,971            68,986       62,042
   Depreciation and amortization                                               10,171          5,855            23,050       16,187
   Selling, general and other expenses                                         59,902         35,707           165,860      108,570
                                                                          -----------      ---------         ---------    ---------
                                                                              342,017        176,285           855,391      539,038
                                                                          -----------      ---------         ---------    ---------
       Income (loss) from continuing operations before income
        taxes and equity in income of associated companies                    (10,868)        (6,042)           16,947      147,239
Income taxes                                                                   (4,177)        (8,709)            6,941       48,871
                                                                          -----------      ---------         ---------    ---------
       Income (loss) from continuing operations before equity in
        income of associated companies                                         (6,691)         2,667            10,006       98,368
Equity in income of associated companies, net of taxes                          8,778          1,073            26,257       24,336
                                                                          -----------      ---------         ---------    ---------

       Income from continuing operations                                        2,087          3,740            36,263      122,704
Income (loss) from discontinued operations, net of taxes                           98         (2,717)              307       (3,870)
Gain on disposal of discontinued operations, net of taxes                       1,703         59,454             1,991       59,356
                                                                          -----------      ---------         ---------    ---------
       Net income                                                         $     3,888      $  60,477         $  38,561    $ 178,190
                                                                          ===========      =========         =========    =========

Basic earnings (loss) per common share:
   Income from continuing operations                                            $ .01          $ .02             $ .17        $ .57
   Income (loss) from discontinued operations                                     --            (.01)             --           (.02)
   Gain on disposal of discontinued operations                                    .01            .27               .01          .27
                                                                                -----          -----             -----        -----
       Net income                                                               $ .02          $ .28             $ .18        $ .82
                                                                                =====          =====             =====        =====

Diluted earnings (loss) per common share:
   Income from continuing operations                                            $ .01          $ .02             $ .17        $ .56
   Income (loss) from discontinued operations                                     --            (.01)              --          (.02)
   Gain on disposal of discontinued operations                                    .01            .26               .01          .26
                                                                                -----          -----             -----        -----
       Net income                                                               $ .02          $ .27             $ .18        $ .80
                                                                                =====          =====             =====        =====






             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(In thousands)
(Unaudited)



                                                                                                  2007             2006
                                                                                               -----------     -----------
Net cash flows from operating activities:

Net income                                                                                     $    38,561     $   178,190
Adjustments to reconcile net income to net cash provided by (used for) operations:
   Deferred income tax provision                                                                    26,350          96,344
   Depreciation and amortization of property, equipment and leasehold improvements                  27,795          28,171
   Other amortization                                                                                  384          (9,936)
   Share-based compensation                                                                          8,503          12,390
   Excess tax benefit from exercise of stock options                                                (2,911)           (376)
   Provision for doubtful accounts                                                                     210           1,005
   Net securities gains                                                                            (89,787)        (99,391)
   Equity in income of associated companies                                                        (44,471)        (38,792)
   Distributions from associated companies                                                          53,310          74,209
   Net gains related to real estate, property and equipment, and other assets                      (24,035)        (99,344)
   Gain on disposal of discontinued operations                                                      (3,372)        (94,616)
   Investments classified as trading, net                                                           35,265          (3,885)
   Net change in:
      Restricted cash                                                                                8,385           8,625
      Trade, notes and other receivables                                                             7,530         156,384
      Prepaids and other assets                                                                     (1,939)         (1,394)
      Trade payables and expense accruals                                                           (9,008)       (127,152)
      Other liabilities                                                                            (27,738)        (15,900)
      Income taxes payable                                                                          (9,781)         (4,179)
   Other                                                                                             1,649           8,288
                                                                                               -----------     -----------
   Net cash provided by (used for) operating activities                                             (5,100)         68,641
                                                                                               -----------     -----------

Net cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements                                      (29,353)        (33,659)
Acquisitions of and capital expenditures for real estate investments                               (59,872)        (57,398)
Proceeds from disposals of real estate, property and equipment, and other assets                    24,926         179,985
Proceeds from sale of discontinued operations, net of expenses and cash of operations sold           1,922         115,304
Collection of Premier's insurance proceeds                                                             --          109,383
Acquisitions, net of cash acquired                                                                 (83,971)       (105,282)
Net change in restricted cash                                                                       (8,371)        (91,640)
Advances on notes and other receivables                                                            (12,714)        (23,588)
Collections on notes, loan and other receivables                                                    29,674          21,790
Investments in associated companies                                                               (981,030)       (267,273)
Capital distributions from associated companies                                                     46,662           2,040
Investment in Fortescue Metals Group Ltd                                                               --         (408,030)
Purchases of investments (other than short-term)                                                (2,985,445)     (3,010,495)
Proceeds from maturities of investments                                                            533,168         893,339
Proceeds from sales of investments                                                               2,709,272       2,483,093
Other                                                                                               (1,496)          --
                                                                                               -----------     -----------

   Net cash used for investing activities                                                         (816,628)       (192,431)
                                                                                               -----------     -----------

Net cash flows from financing activities:
Issuance of long-term debt                                                                         978,106          61,739
Reduction of long-term debt                                                                         (2,813)        (34,042)
Issuance of common shares                                                                          250,217           3,404
Purchase of common shares for treasury                                                                (102)            (33)
Excess tax benefit from exercise of stock options                                                    2,911             376
Other                                                                                                1,322           6,364
                                                                                               -----------     -----------
   Net cash provided by financing activities                                                     1,229,641          37,808
                                                                                               -----------     -----------
Effect of foreign exchange rate changes on cash                                                         20              44
                                                                                               -----------     -----------
   Net increase (decrease) in cash and cash equivalents                                            407,933         (85,938)
Cash and cash equivalents at January 1,                                                            287,199         386,957
                                                                                               -----------     -----------
Cash and cash equivalents at September 30,                                                     $   695,132     $   301,019
                                                                                               ===========     ===========

             See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2007 and 2006
(In thousands, except par value)
(Unaudited)


                                                      Common                      Accumulated
                                                      Shares        Additional      Other
                                                      $1 Par         Paid-In     Comprehensive      Retained
                                                      Value          Capital     Income (Loss)      Earnings           Total
                                                    --------        ----------   ------------     ------------      ----------


Balance, January 1, 2006                            $216,058         $501,914     $  (81,502)      $ 3,025,444      $3,661,914
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
      investments, net of taxes of $18,163                                           (32,009)                          (32,009)
   Net change in unrealized foreign exchange
      gain (loss), net of taxes of $298                                                  526                               526
   Net change in unrealized gain (loss) on
      derivative instruments, net of taxes of $84                                       (147)                             (147)
   Net income                                                                                          178,190         178,190
                                                                                                                    ----------
     Comprehensive income                                                                                              146,560
                                                                                                                    ----------
Share-based compensation expense                                       12,390                                           12,390
Exercise of options to purchase common shares,
   including excess tax benefit                          269            3,511                                            3,780
Purchase of common shares for treasury                    (1)             (32)                                             (33)
                                                    --------         --------     ----------       -----------      ----------

Balance, September 30, 2006                         $216,326         $517,783     $ (113,132)      $ 3,203,634      $3,824,611
                                                    ========         ========     ==========       ===========      ==========

Balance, January 1, 2007                            $216,351         $520,892     $   (4,726)      $ 3,160,758      $3,893,275
                                                                                                                    ----------
Comprehensive income:
   Net change in unrealized gain (loss) on
     investments, net of taxes of $307,223                                           541,460                           541,460
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,055                                               3,621                             3,621
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $42                                          74                                74
   Net change in minimum pension liability and
     postretirement benefits, net of taxes of $501                                       883                               883
   Net income                                                                                           38,561          38,561
                                                                                                                    ----------
     Comprehensive income                                                                                              584,599
                                                                                                                    ----------
Share-based compensation expense                                        8,503                                            8,503
Issuance of common shares                              5,500          236,500                                          242,000
Exercise of options to purchase common shares,
   including excess tax benefit                          539           10,589                                           11,128
Purchase of common shares for treasury                    (3)             (99)                                            (102)
                                                    --------         --------     ----------       -----------      ----------

Balance, September 30, 2007                         $222,387         $776,385     $  541,312       $ 3,199,319      $4,739,403
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

     The Company's accounting policy for recording interest and penalties, if any, with respect to uncertain tax positions is to classify interest and penalties as components of income tax expense. As of the date of adoption of FIN 48, the aggregate amount of unrecognized tax benefits reflected in the Company's consolidated balance sheet was $14,000,000 (including $3,500,000 for interest); if recognized, such amounts would lower the Company's effective tax rate. Unrecognized tax benefits were not materially different at September 30, 2007. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2001. The Company's New York State and New York City income tax returns are currently being audited for the 1999 to 2002 period.

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

2. Results of operations for the Company's segments are reflected from the date of acquisition, which was March 2007 for the telecommunications business conducted by the Company's 75% owned subsidiary, STi Prepaid, LLC ("STi Prepaid"), and June 2007 for the property management and services business conducted by the Company's subsidiary ResortQuest International, Inc. ("ResortQuest"). The date of acquisition and consolidation for the gaming entertainment business conducted by Premier Entertainment Biloxi, LLC ("Premier") was April 2006; however, Premier was deconsolidated on September 19, 2006, upon its filing of voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the Bankruptcy Court for the Southern District of Mississippi (the "Court"). As more fully discussed in Note 20, on August 10, 2007, Premier emerged from bankruptcy proceedings and once again became a consolidated subsidiary of the Company.

     The primary measure of segment operating results and profitability used by the Company is income (loss) from continuing operations before income taxes and equity in income of associated companies. Certain information concerning the Company's segments for the three and nine month periods ended September 30, 2007 and 2006 is presented in the following table.



                                                                              For the Three Month            For the Nine Month
                                                                           Period Ended September 30,     Period Ended September 30,
                                                                           --------------------------     --------------------------
                                                                               2007           2006           2007            2006
                                                                            ----------      ---------      ---------      ---------
                                                                                               (In thousands)


     Revenues and other income (a):
        Manufacturing:
           Idaho Timber                                                      $  75,250      $  77,614      $ 230,937      $ 261,895
           Plastics                                                             28,110         27,944         79,595         82,175
        Telecommunications                                                     112,782           --          257,076           --
        Property Management and Services                                        40,659           --           59,144           --
        Gaming Entertainment                                                    14,618          1,599         14,618          2,441
        Domestic Real Estate                                                     2,200          4,951         14,565         76,836
        Medical Product Development                                                544            194          1,524            485
        Other Operations                                                        10,993         12,280         40,275         29,666
        Corporate                                                               45,993         45,661        174,604        232,779
                                                                             ---------      ----------     ---------      ---------
            Total consolidated revenues and other income                     $ 331,149      $ 170,243      $ 872,338      $ 686,277
                                                                             =========      =========      =========      =========

     Income (loss) from continuing operations before income taxes and equity in income of associated companies:
        Manufacturing:
           Idaho Timber                                                      $   2,012      $     335      $  10,822      $  11,871
           Plastics                                                              4,741          5,150         13,369         15,374
        Telecommunications                                                       6,243           --           15,598           --
        Property Management and Services                                         3,874           --            5,408           --
        Gaming Entertainment                                                    (2,255)          (830)        (2,255)          (217)
        Domestic Real Estate                                                    (5,029)        (2,353)        (2,912)        48,445
        Medical Product Development                                             (7,038)        (8,052)       (22,414)       (16,499)
        Other Operations                                                        (5,982)          (804)        (8,808)        (6,158)
        Corporate                                                               (7,434)           512          8,139         94,423
                                                                             ---------      ---------      ---------      ---------
            Total consolidated income (loss) from continuing operations before income taxes and equity in income of
              associated companies                                           $ (10,868)     $  (6,042)     $  16,947      $ 147,239
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

     For the three month periods ended September 30, 2007 and 2006, income from continuing operations has been reduced by depreciation and amortization expenses of $14,800,000 and $10,400,000, respectively; such amounts are primarily comprised of Corporate ($3,100,000 and $2,900,000, respectively), manufacturing ($4,400,000 and $4,400,000, respectively), gaming entertainment ($1,800,000 in 2007), domestic real estate ($1,500,000 and $900,000, respectively), property management and services ($1,400,000 in
     2007) and other operations ($2,300,000 and $1,700,000, respectively). For the nine month periods ended September 30, 2007 and 2006, income from continuing operations has been reduced by depreciation and amortization expenses of $36,800,000 and $29,300,000, respectively; such amounts are primarily comprised of Corporate ($9,000,000 and $8,800,000, respectively), manufacturing ($13,500,000 and $13,000,000, respectively), gaming entertainment ($1,800,000 in 2007), domestic real estate ($3,200,000 and $2,300,000, respectively), property management and services ($1,900,000 in
     2007) and other operations ($6,700,000 and $4,200,000, respectively). Depreciation and amortization expenses for other segments are not material.

     For the three month periods ended September 30, 2007 and 2006, income from continuing operations has been reduced by interest expense of $27,900,000 and $22,800,000, respectively; such amounts are primarily comprised of Corporate ($27,600,000 and $18,100,000, respectively) and gaming entertainment ($4,700,000 in 2006). For the nine month periods ended September 30, 2007 and 2006, income from continuing operations has been reduced by interest expense of $74,900,000 and $61,500,000, respectively; such amounts are primarily comprised of Corporate ($74,400,000 and $53,100,000, respectively) and gaming entertainment ($8,000,000 in 2006). Interest expense for other segments is not material.

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


                                                                                        September 30,      September 30,
                                                                                            2007               2006
                                                                                         ----------        ----------

     EagleRock Capital Partners (QP), LP ("EagleRock"):
         Total revenues                                                                  $  (2,500)        $  10,200
         Income (loss) from continuing operations before extraordinary items                (2,900)            9,600
         Net income (loss)                                                                  (2,900)            9,600
         The Company's equity in net income (loss)                                          (2,200)            7,100

     Jefferies High Yield Holdings, LLC ("JHYH"):
         Total revenues                                                                  $  41,500         $    --
         Income from continuing operations before extraordinary items                       21,300              --
         Net income                                                                         21,300              --
         The Company's equity in net income                                                  6,300              --

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

     In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square IV, L.P. ("Pershing Square"), a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The stated objective of Pershing Square is to create significant capital appreciation by investing in Target Corporation. The Company classified its investment in Pershing Square as an investment in an associated company accounted for under the equity method of accounting.

4. A summary of investments at September 30, 2007 and December 31, 2006 is as follows (in thousands):



                                                                        September 30, 2007                  December 31, 2006
                                                                 ------------------------------       -----------------------------
                                                                                 Carrying Value                      Carrying Value
                                                                  Amortized       and Estimated       Amortized      and Estimated
                                                                    Cost           Fair Value           Cost           Fair Value
                                                                 ----------       ------------        ----------     -------------

     Current Investments:
        Investments available for sale                           $  793,948        $  794,442         $  803,034       $  809,927
        Trading securities                                           61,166            69,746             79,526           80,321
        Other investments, including accrued interest income         13,129            13,129             13,725           13,725
                                                                 ----------        ----------         ----------       ----------
            Total current investments                            $  868,243        $  877,317         $  896,285       $  903,973
                                                                 ==========        ==========         ==========       ==========

     Non-current Investments:
        Investments available for sale                           $  949,063        $1,956,208         $1,131,198       $1,283,261
        Other investments                                           190,630           190,630            182,588          182,588
                                                                 ----------        ----------         ----------       ----------
            Total non-current investments                        $1,139,693        $2,146,838         $1,313,786       $1,465,849
                                                                 ==========        ==========         ==========       ==========

     As more fully discussed in the Company's 2006 10-K, in August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG") the Company invested an aggregate of $408,000,000, including expenses, in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. In exchange for its cash investment, the Company received 26,400,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a 13 year, $100,000,000 note of FMG. In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth. In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 1,398,600 common shares of Fortescue for $44,200,000. Non-current available for sale investments include 27,798,600 and 26,400,000 common shares of Fortescue, representing approximately 9.93% of the outstanding Fortescue common stock at September 30, 2007 and December 31, 2006, respectively. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol: FMG), and the shares acquired by the Company may be sold without restriction. The Fortescue shares have a cost of $246,300,000 and $202,100,000 and market values of $1,177,100,000 and
     $276,300,000 at September 30, 2007 and December 31, 2006, respectively.

     Interest on the FMG note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas. The note is unsecured and subordinate to the project's senior secured debt. For accounting purposes, the Company recorded its 2006 investment in Fortescue's common shares at the market price on the date of acquisition, and bifurcated its remaining Fortescue investment into a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 has been classified with other non-current assets, and will be amortized to expense as the 4% of revenue is earned.

     Non-current other investments include 5,600,000 common shares of Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN), which have a cost and carrying value of $78,000,000 at September 30, 2007 and December 31, 2006. As more fully discussed in the 2006 10-K, the Inmet shares are restricted and may not be sold until August 2009 or earlier under certain specified circumstances. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At September 30, 2007, the market value of the Inmet shares is $562,900,000.

     During the second quarter of 2007, the Company sold all of its common stock holdings in Eastman Chemical Company and recognized a net security gain of $37,800,000.

5. A summary of intangible assets, net and goodwill at September 30, 2007 and December 31, 2006 is as follows (in thousands):


                                                                                                     September 30,      December 31,
                                                                                                         2007               2006
                                                                                                       --------           --------
     Intangibles:
        Customer relationships, net of accumulated amortization of $17,325 and $11,768                 $ 51,175           $ 46,967
        Licenses, net of accumulated amortization of $203 and $0                                         11,685                --
        Trademarks and tradename, net of accumulated amortization of $351 and $227                        1,801              1,642
        Patents, net of accumulated amortization of $413 and $298                                         1,917              2,032
        Other, net of accumulated amortization of $1,977 and $1,727                                       3,705                645
     Goodwill                                                                                             8,151              8,151
                                                                                                       --------           --------
                                                                                                       $ 78,434           $ 59,437
                                                                                                       ========           ========

     As a result of the acquisitions of STi Prepaid during the first quarter of 2007 and ResortQuest during the second quarter of 2007, intangibles increased by $7,100,000; see Note 18 for further information concerning these acquisitions. Intangible assets also increased by $3,100,000 and $3,200,000 during 2007 related to acquisitions by Conwed Plastics and within the Other Operations segment, respectively. The increase in licenses during 2007 relates to the reconsolidation of Premier, which is more fully discussed in Note 20.

     Amortization expense on intangible assets was $2,200,000 and $2,000,000, respectively, for the three month periods ended September 30, 2007 and 2006, respectively, and $6,100,000 and $5,700,000 for the nine month periods ended September 30, 2007 and 2006, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands): 2007 (for the remaining three months) - $2,200; 2008 - $8,900; 2009 - $8,500; 2010 - $8,200; and
     2011 - $7,800.

     All of the goodwill in the above table relates to Conwed Plastics.

6. A summary of accumulated other comprehensive income (loss), net of taxes at September 30, 2007 and December 31, 2006 is as follows (in thousands):


                                                                           September 30,      December 31,
                                                                                2007             2006
                                                                           -----------        -----------

          Net unrealized gains on investments                               $  579,266         $   37,806
          Net unrealized foreign exchange gains                                  4,499                878
          Net unrealized losses on derivative instruments                       (1,158)            (1,232)
          Net minimum pension liability                                        (42,018)           (42,960)
          Net postretirement benefits                                              723                782
                                                                            ----------         ----------
                                                                            $  541,312         $   (4,726)
                                                                            ==========         ==========

7. Investment and other income includes changes in the fair values of derivative financial instruments of $(700,000) and $(900,000) for the three month periods ended September 30, 2007 and 2006, respectively, and $(200,000) and $900,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

8. Pension expense charged to operations for the three and nine month periods ended September 30, 2007 and 2006 related to defined benefit pension plans included the following components (in thousands):


                                                                      For the Three Month             For the Nine Month
                                                                   Period Ended September 30,     Period Ended September 30,
                                                                   --------------------------     --------------------------
                                                                        2007          2006          2007           2006
                                                                      -------       -------       --------       --------

     Interest cost                                                    $ 2,956       $ 2,966       $  8,869       $ 8,909
     Expected return on plan assets                                    (2,666)       (2,029)        (7,999)       (6,094)
     Actuarial loss                                                       413           623          1,236         1,887
     Amortization of prior service cost                                     1             1              2             2
                                                                      -------       -------       --------       -------
        Net pension expense                                           $   704       $ 1,561       $  2,108       $ 4,704
                                                                      =======       =======       ========       =======

     The Company did not make any contributions to its defined benefit pension plans during the nine month period ended September 30, 2007.

     Several subsidiaries provide certain healthcare and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three and nine month periods ended September 30, 2007 and 2006.

9. Salaries and incentive compensation expense includes $2,500,000 and $3,000,000, respectively, for the three month periods ended September 30, 2007 and 2006, and $8,500,000 and $12,400,000 for the nine month periods ended September 30, 2007 and 2006, respectively, for share-based compensation expense relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. During the nine month 2007 period, 12,000 options were granted to non-employee directors in accordance with the Company's stock option plan at an exercise price of $33.50 per share, the market price on the grant date.

10. Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. To determine diluted earnings (loss) per share, the weighted average number of common shares is adjusted for the incremental weighted average number of shares issuable upon exercise of outstanding options and warrants, unless the effect is antidilutive. In addition, the calculations of diluted earnings (loss) per share assume the 3 3/4% Convertible Notes are converted into common shares and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive. The number of shares used to calculate basic earnings (loss) per share amounts was 218,071,000 and 216,291,000 for the three month periods ended September 30, 2007 and 2006, respectively, and 217,110,000 and 216,202,000 for the nine month periods ended September 30, 2007 and 2006, respectively. The number of shares used to calculate diluted earnings
     (loss) per share amounts was 219,411,000 and 231,906,000 for the three month periods ended September 30, 2007 and 2006, respectively, and 217,832,000 and 231,875,000 for the nine month periods ended September 30, 2007 and 2006, respectively. The denominators for dilutive per share computations reflect the effect of dilutive options and warrants and, for 2006, the 3 3/4% Convertible Notes. For the three and nine month periods ended September 30, 2007, the 3 3/4% Convertible Notes, which are convertible into 15,239,490 common shares, were not included in the computation of diluted earnings per share as the effect was antidilutive.

11. Cash paid for interest and income taxes (net of refunds) was $80,500,000 and $10,200,000, respectively, for the nine month period ended September 30, 2007 and $70,200,000 and $6,400,000, respectively, for the nine month period ended September 30, 2006.

12. Debt due within one year includes $185,000,000 and $181,800,000 as of September 30, 2007 and December 31, 2006, respectively, relating to repurchase agreements. At September 30, 2007, these fixed rate repurchase agreements have a weighted average interest rate of approximately 5.0%, mature in October 2007 and are secured by non-current investments with a carrying value of $189,000,000.

13. In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Senior Notes due 2017 in a private placement transaction. Net proceeds after payment of underwriting fees were $490,000,000. During the third quarter of 2007, pursuant to an exchange offer, the Company exchanged each of the 7 1/8% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the 7 1/8% Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest).

     In September 2007, the Company sold $500,000,000 principal amount of its newly authorized 8 1/8% Senior Notes due 2015 at an issue price of 98.307%. Net proceeds after payment of underwriting fees were $481,700,000.

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

15. In September 2007, the Company completed the issuance and sale of 5,500,000 of its common shares at a net price of $45.50 per share. Net proceeds after payment of underwriting fees were $242,000,000.

16. During 2007, the Company increased its equity interest in Goober Drilling, LLC ("Goober") to 50% for additional equity investments aggregating $45,000,000. In addition, the Company's existing $126,000,000 secured loan to Goober was amended to increase the interest rate to LIBOR plus 5%, the Company provided Goober with an additional secured credit facility of $45,000,000 at an interest rate of LIBOR plus 10%, and the Company provided another secured credit facility of $15,000,000 at an interest rate at the greater of 8% or LIBOR plus 2.6%. As of September 30, 2007, $186,000,000 had been loaned to Goober. The Company's investment in Goober is classified as an investment in an associated company; for the three and nine month periods ended September 30, 2007, the Company recorded $1,900,000 and $7,500,000, respectively, of pre-tax income from this investment under the equity method of accounting.

17. At December 31, 2006, the Company owned approximately 69% of Sangart, Inc. ("Sangart"), a biopharmaceutical company principally engaged in developing an oxygen transport agent for various medical uses. In March 2007, the Company invested an additional $48,500,000 in Sangart (increasing its ownership interest to 87%) principally to fund Sangart's ongoing product development activities. As more fully discussed in the 2006 10-K, Sangart is a development stage company without any product sales and is currently conducting clinical trials of its current product candidate, Hemospan(R), a form of cell-free hemoglobin administered intravenously to treat a variety of medical conditions. The Company also received warrants for the right (but not the obligation) to invest up to an additional $48,500,000 on the same terms, which if fully invested would increase its ownership interest to 90%. The Company expects that the amount invested in Sangart will be expensed as Sangart uses the funds to pay operating expenses and conduct research and development activities.

     The effective acquisition of a portion of the non-controlling interests in Sangart was accounted for under the purchase method. Under the purchase method, the purchase price is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired is initially allocated to research and development. However, since under GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. For the nine month period ended September 30, 2007, the Company expensed acquired research and development of $4,000,000, which is included in the caption selling, general and other expenses in the consolidated statement of operations.

18. In March 2007, STi Prepaid purchased 75% of the assets of Telco Group, Inc. and its affiliates (collectively, "Telco") for an aggregate purchase price of $121,800,000 in cash, including expenses. The remaining Telco assets were contributed to STi Prepaid by the former owners in exchange for a 25% interest in STi Prepaid. STi Prepaid is a provider of international prepaid phone cards and other telecommunications services in the U.S.

     The acquisition cost was principally allocated to components of working capital and to deferred tax assets. In connection with the acquisition, the Company revised its projections of future taxable income and reassessed the required amount of its deferred tax valuation allowance. As a result of the reassessment, the Company concluded that it was more likely than not that it could realize additional deferred tax assets in the future; accordingly, a reduction to the deferred tax valuation allowance of $107,400,000 was recognized in the purchase price allocation (in addition to certain acquired deferred tax assets). The Company will not finalize its allocation of the purchase price until the determination of the fair value of the assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation could result in changes to inventory, deferred tax assets, property and equipment, identifiable intangible assets and/or goodwill.

     Revenues from sales of prepaid phone cards are deferred when the cards are initially sold; at September 30, 2007 STi Prepaid's deferred revenues aggregated $62,400,000. Deferred revenues are recognized in the statement of operations when the cards are used by the consumer and/or administrative fees are charged in accordance with the cards' terms, resulting in a reduction of STi Prepaid's outstanding obligation to the customer. STi Prepaid's cost of sales primarily consists of origination, transport and termination of telecommunications traffic, and connectivity costs paid to underlying service providers.

     In June 2007, the Company completed the acquisition of ResortQuest, a company engaged in offering management services to vacation properties in beach and mountain resort locations in the continental U.S., as well as in real estate brokerage services and other rental and property owner services. Pursuant to the terms of the stock purchase agreement, the purchase price was subject to adjustment to reflect net working capital (as defined in the agreement) at closing, and consisted of cash and an $8,000,000 10% four-year promissory note of a subsidiary of the Company. During the third quarter of 2007, the net working capital adjustment was finalized and was satisfied in full by the cancellation of the $8,000,000 note and related accrued interest. The final adjusted purchase price, including expenses of $1,300,000, was $11,900,000.

     ResortQuest typically receives cash deposits on advance bookings of its vacation properties that are recorded as deferred revenue. ResortQuest's deferred revenues aggregated $13,300,000 at September 30, 2007.

     Unaudited pro forma operating results for the Company, assuming the acquisitions of STi Prepaid and ResortQuest had occurred as of the beginning of each period presented below, are as follows (in thousands, except per share amounts):


                                                                       For the Three Month        For the Nine Month
                                                                           Period Ended              Period Ended
                                                                           September 30,             September 30,
                                                                    ---------------------     ---------------------------
                                                                       2007        2006           2007           2006
                                                                    ---------    --------     ----------      ----------

     Revenues                                                       $ 331,100    $360,900     $1,027,400      $1,210,400
     Income before extraordinary items and cumulative
       effect of a change in accounting principles                  $   3,900    $ 73,600     $   37,000      $  201,700
     Net income                                                     $   3,900    $ 73,600     $   37,000      $  201,700
     Per Share:
          Basic                                                          $.02        $.34           $.17            $.93
          Diluted                                                        $.02        $.33           $.17            $.90


     The amounts above reflect the historical operating results of Telco and ResortQuest for periods prior to the purchase transactions. Telco's historical results include a $3,300,000 charge to write down certain inventory in the nine month 2007 period. ResortQuest's historical results for the three and nine month 2006 periods include $4,900,000 of revenue relating to the full settlement of its claim under its insurance policies as a result of hurricanes.

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

19. As more fully discussed in the 2006 10-K, the Company is a defendant in Special Situations Fund III, L.P., et al. v. Leucadia National Corporation, et al, a consolidated action involving a petition for appraisal and a class action pending in the Delaware Chancery Court related to the Company's 2005 acquisition of the minority interest in MK Resources Company ("MK Resources"). The parties entered into a settlement agreement for, among other terms, complete releases and a dismissal with prejudice in exchange for an aggregate settlement payment by the Company of approximately
     $13,800,000. The settlement agreement has been approved by the Chancery Court and the payment is expected to be made during the fourth quarter of 2007 after the Chancery Court's opinion becomes final and binding. During the first quarter of 2007, the Company increased its accrual to the expected settlement amount and recorded an additional expense of $7,500,000.

20. On August 10, 2007, Premier and its subsidiary, Premier Finance Biloxi Corp, emerged from chapter 11 bankruptcy proceedings and Premier became a consolidated subsidiary of the Company due to the Company's controlling voting interest. As more fully discussed in the 2006 10-K, Premier had previously been a consolidated subsidiary from its acquisition during the second quarter of 2006 through the filing of its bankruptcy petitions in September 2006; however, during the pendency of the bankruptcy proceedings Premier was accounted for under the equity method of accounting. The Company's share of Premier's net loss under the equity method of accounting from January 1, 2007 to the date of emergence was $22,300,000. Premier's casino and hotel operations opened to the public on June 30, 2007.

     Premier's reorganization plan provided for the payment in full of all of Premier's creditors, including payment of principal and accrued interest due to the holders of Premier's 10 3/4% senior secured notes at par (the "Premier Notes"). The reorganization plan was funded in part with an $180,000,000 senior secured credit facility provided by a subsidiary of the Company, of which $170,000,000 was outstanding on September 30, 2007. The credit facility matures on February 1, 2012, bears interest at 10 3/4%, is prepayable at any time without penalty, and contains other covenants, terms and conditions similar to those contained in the indenture governing the Premier Notes. Since the plan of reorganization did not result in any change in ownership of the voting interests in Premier, the Company did not apply "fresh start" accounting and did not treat the reconsolidation of Premier as the acquisition of a business that, under the purchase method of accounting, requires the measurement of assets and liabilities at fair value. Accordingly, the Company consolidated the assets and liabilities of Premier using its historical basis in Premier's assets and liabilities.

     The holders of the Premier Notes have argued that they are entitled to liquidated damages under the indenture governing the Premier Notes, and as such are entitled to amounts in excess of par. Although the Company does not agree with the position taken by the Premier noteholders, in order to have the Premier reorganization plan confirmed so that Premier could complete reconstruction of its property and open its business without further delay, the Company agreed to fund an escrow account to cover the Premier noteholders' claim for additional damages in the amount of $13,700,000, and a second escrow account for the trustee's reasonable legal fees and expenses in the amount of $1,000,000. Entitlement to the escrows is expected to be determined by the Court during 2008. The Company believes it is probable that the Court will approve payment of legal fees and expenses and has fully reserved for that contingency. However, the Company does not believe it is probable or remote that the Court will find in favor of the Premier noteholders with respect to the additional damages escrow, and any potential loss can not be reasonably estimated. Accordingly, the Company has not accrued a loss for the additional damages contingency.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 10-K.

                         Liquidity and Capital Resources

In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of September 30, 2007, the sum of these amounts aggregated $3,719,300,000. However, since $570,300,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $3,149,000,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S.
Government-Sponsored Enterprises and other publicly traded debt and equity securities, including the Company's investment in Fortescue common shares ($1,177,100,000 at September 30, 2007). The investment income realized from the Company's cash, cash equivalents and marketable securities is used to meet the Company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

During 2007, the Company increased its equity interest in Goober to 50% for additional equity investments aggregating $45,000,000. In addition, the Company's existing $126,000,000 secured loan to Goober was amended to increase the interest rate to LIBOR plus 5%, the Company provided Goober with an additional secured credit facility of $45,000,000 at an interest rate of LIBOR plus 10%, and the Company provided another secured credit facility of $15,000,000 at an interest rate at the greater of 8% or LIBOR plus 2.6%. As of September 30, 2007, $186,000,000 had been loaned to Goober.

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

In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Senior Notes due 2017 in a private placement transaction. Net proceeds after payment of underwriting fees were $490,000,000. During the third quarter of 2007, pursuant to an exchange offer, these notes were exchanged for a new issue of debt securities registered under the Securities Act, with terms identical to those of the 7 1/8% Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest).

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

In June 2007, the Company completed the acquisition of ResortQuest for an aggregate purchase price of $15,000,000, net of estimated working capital adjustments, which was paid in cash and an $8,000,000 10% four-year promissory note of a subsidiary of the Company. During the third quarter of 2007, the net working capital adjustment was finalized and was satisfied in full by the cancellation of the $8,000,000 note and related accrued interest. The final adjusted purchase price, including expenses of $1,300,000, was $11,900,000.

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

As discussed above, on August 10, 2007, Premier emerged from chapter 11 bankruptcy under the Bankruptcy Court for the Southern District of Mississippi. The reorganization plan was funded in part with an $180,000,000 senior secured credit facility provided by a subsidiary of the Company, of which $170,000,000 was outstanding at September 30, 2007. The credit facility matures on February 1, 2012, bears interest at 10 3/4% and is prepayable at any time without penalty. Upon emergence from chapter 11 proceedings, Premier became a consolidated subsidiary of the Company as a result of the Company's controlling voting interest.

In September 2007, the Company sold $500,000,000 principal amount of its newly authorized 8 1/8% Senior Notes due 2015 at an issue price of 98.307%. Net proceeds after payment of underwriting fees were $481,700,000.

In September 2007, the Company completed the issuance and sale of 5,500,000 of its common shares at a price of $45.50 per share. Net proceeds after payment of underwriting fees were $242,000,000.

In September 2007, the Company invested $75,000,000 in RCG Ambrose, L.P. ("Ambrose"), a limited partnership which principally invests through a master fund in anticipated corporate transactions including mergers, acquisitions, recapitalizations and similar events.

                      Consolidated Statements of Cash Flows

Net cash of $5,100,000 was used for operating activities in the nine month period ended September 30, 2007 as compared to $68,600,000 of net cash provided by operating activities during the same period in 2006. The change reflects decreased collections of receivables and distributions of earnings from associated companies, increased income tax payments and greater corporate overhead expenses. The change in operating cash flows also reflects increased funds generated from activity in the trading portfolio, decreased payment of incentive compensation and decreased defined benefit pension plan contributions. During 2006, cash provided by operating activities reflects the collection of the balance of certain receivables from AT&T Inc. ($179,800,000). The AT&T receivables resulted from a termination agreement entered into between the Company's former telecommunications subsidiary, WilTel Communications Group, LLC ("WilTel"), and its largest customer during 2005. In 2007, distributions from associated companies principally include earnings distributed by JPOF II ($29,200,000) and EagleRock ($15,000,000). In 2006, distributions from associated companies principally include earnings distributed by JPOF II ($23,600,000) and EagleRock ($48,200,000). Contributions to the defined benefit pension plans were $49,800,000 in 2006; no contributions were made in 2007.

Funds used for operating activities during 2007 include the results of companies acquired during 2007, STi Prepaid and ResortQuest, for the period they were owned by the Company, and the results of Premier following its reconsolidation in the third quarter of 2007. STi Prepaid's telecommunications operations generated funds from operating activities of $23,200,000, while the Company's property management and services segment used funds of $2,200,000. While it was a consolidated subsidiary, Premier used funds of $14,000,000 in 2007 and $25,900,000 in 2006. Funds provided by the Company's manufacturing segments decreased to $11,400,000 in 2007 as compared to $18,600,000 in 2006, reflecting reduced operating profits. Funds used by Sangart, a development stage company, increased to $16,600,000 during 2007 from $13,500,000 during 2006. Funds provided by operating activities for 2006 also include $9,100,000 of funds used by discontinued operations.

Net cash flows used for investing activities were $816,600,000 and $192,400,000 for the nine month periods ended September 30, 2007 and 2006, respectively. During 2007, acquisitions, net of cash acquired principally include assets acquired by STi Prepaid ($84,900,000) and ResortQuest ($9,700,000) and cash acquired upon the reconsolidation of Premier ($19,900,000). During 2006, acquisitions, net of cash acquired principally include the acquisition of Premier ($105,700,000). During 2006, proceeds from the disposal of discontinued operations net of expenses and cash sold were $115,300,000, principally reflecting the sale of Symphony Healthcare Services, LLC ("Symphony") and ATX Communications, Inc. ("ATX") and the resolution of WilTel's working capital adjustment relating to the December 2005 sale of WilTel. During 2006, funds provided by the disposal of real estate and other assets include the sale of 8 acres of unimproved land in Washington, D.C. by 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, ($75,700,000) and the sale of two associated companies. The Company received aggregate cash proceeds of $56,400,000 from the sale of the Company's equity interest in, and loan repayment by, two associated companies. Investments in associated companies include JHYH ($250,000,000), Pershing Square ($200,000,000), Goober ($105,000,000), Ambrose ($75,000,000), Highland Opportunity ($74,000,000),
Shortplus  ($25,000,000),  Cobre Las  Cruces,  S.A.  ("CLC")  ($36,700,000)  and
Premier ($160,500,000) in 2007, and Goober ($155,100,000), Safe Harbor Domestic Partners L.P. ("Safe Harbor") ($50,000,000), Wintergreen Partners Fund, L.P. ("Wintergreen") ($30,000,000) and CLC ($8,500,000) in 2006. Capital
distributions from associated companies principally include Safe Harbor ($25,000,000) in 2007.

Net cash provided by financing activities was $1,229,600,000 in 2007 and $37,800,000 in 2006. Issuance of long-term debt, net of expenses, during 2007 includes $500,000,000 principal amount of 7 1/8% Senior Notes and $500,000,000 principal amount of 8 1/8% Senior Notes; the 2007 and 2006 periods also reflect increases in repurchase agreements of $3,200,000 and $57,500,000, respectively. The reduction of long-term debt during the nine month period ended September 30, 2006 includes the repayment of debt of Square 711 ($32,000,000), which was sold. Issuance of common shares for 2007 principally reflects the issuance and sale of 5,500,000 of the Company's common shares as discussed above and the exercise of employee stock options. Issuance of common shares for 2006 principally reflects the exercise of employee stock options.

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

The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, and includes all future years that the Company estimated it would have available net operating losses. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2007, the balance of the deferred valuation allowance was approximately $860,000,000.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company did not recognize any impairment losses on long-lived assets during the nine month periods ended September 30, 2007 and 2006.

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $400,000 and $9,700,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $900,000 and $12,300,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

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

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of September 30, 2007, the Company's accrual for contingent losses was not material.

                              Results of Operations

                  The 2007 Periods Compared to the 2006 Periods

Manufacturing - Idaho Timber

Revenues and other income for Idaho Timber were $75,300,000 and $77,600,000 for the three months ended September 30, 2007 and 2006, respectively, and $230,900,000 and $261,900,000 for the nine months ended September 30, 2007 and 2006, respectively. Gross profit was $5,100,000 and $4,200,000 for the three months ended September 30, 2007 and 2006, respectively, and $23,100,000 and $25,500,000 for the nine months ended September 30, 2007 and 2006, respectively. Salaries and incentive compensation expenses were $1,800,000 and $1,900,000 for the three months ended September 30, 2007 and 2006, respectively, and $6,400,000 and $7,100,000 for the nine months ended September 30, 2007 and 2006, respectively. Depreciation and amortization expenses were $1,100,000 and $1,200,000 for the three months ended September 30, 2007 and 2006, respectively, and $3,500,000 and $3,700,000 for the nine months ended September 30, 2007 and 2006, respectively. Pre-tax income was $2,000,000 and $300,000 for the three months ended September 30, 2007 and 2006, respectively, and $10,800,000 and $11,900,000 for the nine months ended September 30, 2007 and 2006, respectively.

Idaho Timber's revenues for the 2007 periods continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. While shipment volume in the third quarter of 2007 modestly increased compared to the same quarter of 2006 and shipment volume increased in each of the 2007 quarters as compared to the fourth quarter of 2006, shipment volume for the nine month 2007 period was lower than that for the comparable 2006 period. In addition, average selling prices in the three and nine month 2007 periods declined as compared to the same periods in 2006. Average selling prices in the third quarter of 2007 were also lower than for the fourth quarter of 2006.

Raw material costs, the largest component of cost of sales (approximately 83% for the nine month period), have declined during the 2007 periods as compared to the comparable periods in 2006 principally due to the same market conditions that have negatively impacted revenues. While raw material costs in the third quarter of 2007 were largely unchanged as compared to the fourth quarter of 2006, they were higher in both the second and third quarters of 2007 as compared to the first quarter of 2007 reflecting less availability of low-grade lumber due to increased shipments to Asia and Europe and lower Canadian lumber imports. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. Spreads successively declined during the 2007 quarters as well as during the nine month 2007 period as compared to the nine month 2006 period. In addition, the spread for the third quarter of 2007 was lower than that for the fourth quarter of 2006. Idaho Timber intends to continue to focus on developing new higher margin products, diversifying its supply chain, improving cost control and solidifying customer and supplier relationships, in an effort to maximize gross margins and pre-tax results.

Manufacturing - Conwed Plastics

Pre-tax income for Conwed Plastics was $4,700,000 and $5,200,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $13,400,000 and $15,400,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Its manufacturing revenues and other income were $28,100,000 and $27,900,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $79,600,000 and $82,200,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Gross profits were $8,400,000 and $9,200,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $23,800,000 and $27,000,000 for the nine month periods ended September 30, 2007 and 2006, respectively. For the three and nine month 2007 periods, the slowdown in housing starts and, for the nine month 2007 period, a slow start in road construction due to weather conditions, were principally responsible for the declines in revenue in most of Conwed Plastics' markets, particularly carpet cushion, building and construction, erosion control and turf reinforcement. In addition, increased competition in the erosion control market adversely affected revenue in the second and third quarters of 2007. Revenues for the nine month 2007 period also declined due to the removal of netting as a component of a customer's bedding product. Conwed Plastics did realize increased revenues from its packaging market, principally due to acquisitions in May 2006 and in February 2007.

The decline in gross margin in the three and nine month 2007 periods as compared to the same periods in 2006 primarily reflects the product mix, and for the nine month 2007 period, lower sales volume and greater depreciation and amortization expense related to acquisitions and equipment upgrades. Pre-tax results for the three and nine month 2007 periods also reflect $400,000 and $1,300,000, respectively, of lower salaries and incentive compensation expense than for the comparable periods in 2006. These 2007 periods also reflect $200,000 and $500,000, respectively of higher professional fees than for the comparable 2006 periods.

Telecommunications

The telecommunications business of STi Prepaid has been consolidated by the Company since March 2007. For the three month period ended September 30, 2007 and for the period from the asset acquisition through September 30, 2007, STi Prepaid's telecommunications revenues and other income were $112,800,000 and $257,100,000, respectively, telecommunications cost of sales were $96,700,000 and $218,600,000, respectively, salaries and incentive compensation expenses were $2,200,000 and $5,000,000, respectively, selling, general and other expenses were $7,500,000 and $17,600,000, respectively, and STi Prepaid had pre-tax income of $6,200,000 and $15,600,000, respectively.

Property Management and Services

The property management and services operations of ResortQuest have been consolidated by the Company since June 2007. For the three month period ended September 30, 2007 and for the period from the acquisition through September 30, 2007, property management and services revenues and other income were $40,700,000 and $59,100,000, respectively, direct operating expenses were $28,800,000 and $40,700,000, respectively, salaries and incentive compensation expenses were $1,100,000 and $2,400,000, respectively, selling, general and other expenses were $5,400,000 and $8,700,000, respectively, and pre-tax income was $3,900,000 and $5,400,000, respectively.

Gaming Entertainment

For the period from emergence from bankruptcy (August 10, 2007) through September 30, 2007, Premier's revenues and other income were $14,600,000 and its pre-tax losses were $2,300,000. Premier's casino and hotel operations opened to the public on June 30, 2007. For the three month 2006 period and the period from date of acquisition (April 2006) through September 30, 2006, Premier had pre-tax losses of $800,000 and $200,000, respectively. Premier's results for the 2007 periods include salaries and incentive compensation expenses of $4,800,000, depreciation and amortization expenses of $1,800,000, and selling, general and other expenses of $10,100,000. Premier's results for the 2006 periods reflect interest expense of $4,700,000 and $8,000,000, respectively, and all other expenses of $3,600,000 and $6,800,000, respectively.

As more fully discussed in the 2006 10-K, Premier had previously been a consolidated subsidiary from the time of the Company's acquisition of control of Premier through the filing of Premier's bankruptcy petitions in September 2006; however, during the pendency of the bankruptcy proceedings Premier was accounted for under the equity method of accounting. The Company's share of Premier's net loss under the equity method of accounting from January 1, 2007 to the date of emergence was $22,300,000.

Domestic Real Estate

Pre-tax income (loss) for the domestic real estate segment was $(5,000,000) and $(2,400,000) for the three month periods ended September 30, 2007 and 2006, respectively, and $(2,900,000) and $48,400,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Pre-tax results for the 2007 periods include $1,600,000 of incentive compensation accruals related to the Company's real estate development project in Myrtle Beach, South Carolina. Pre-tax income for the nine month period ended September 30, 2006 principally reflects the sale by Square 711, which resulted in a pre-tax gain of $48,900,000.

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

Medical Product Development

Pre-tax losses (net of minority interest) for Sangart were $7,000,000 and $8,100,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $22,400,000 and $16,500,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Sangart's losses reflect research and development costs of $4,700,000 and $7,300,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $15,500,000 and $13,500,000 for the nine month periods  ended  September  30, 2007 and 2006,  respectively,  and salaries and incentive compensation expenses of $2,300,000 and $1,500,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $6,400,000 and $4,300,000 for the nine month periods ended September 30, 2007 and 2006, respectively. When the Company increased its investment in Sangart in March 2007, the additional investment was accounted for under the purchase method of accounting. Under the purchase method, the price paid was allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired was initially allocated to research and development. However, since under GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. The Company expensed acquired research and development of $4,000,000 for the three month period ended September 30, 2006 and $4,000,000 and $7,500,000, respectively, for the nine month periods ended September 30, 2007 and 2006, which is included in the caption selling, general and other expenses in the consolidated statement of operations. The increase in salaries and incentive compensation in 2007 as compared to 2006 was due to increased headcount in connection with the commencement of the Phase III trials.

As more fully discussed in the 2006 10-K, Sangart is a development stage company that does not have any revenues from product sales. Since inception, it has been developing its current product candidate, Hemospan(R), and is currently conducting two Phase III clinical trials in Europe. It does not expect to complete those clinical trials until 2008, and if they are successful it will then seek approval with the appropriate regulatory authorities to market its product. Sangart also recently completed a smaller Phase II clinical trial in the U.S., data from which is still being compiled. Until such time, if ever, that Sangart obtains regulatory approval for Hemospan, the Company will report losses from this segment. U.S. or foreign regulatory agencies could also require Sangart to perform more clinical trials, which could be both expensive and time consuming. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

Corporate and Other Operations

Investment and other income decreased in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006. Investment and other income for the nine month period ended September 30, 2006 includes $34,700,000 related to the sales of two associated companies; investment and other income for the nine month period ended September 30, 2007 includes the receipt of escrowed proceeds from one of those sales of $11,400,000 that had not been previously recognized. In addition, investment and other income for the nine month 2006 period includes $7,100,000 from the recovery of a bankruptcy claim. Investment and other income for the three and nine month 2006 periods reflect greater interest income than the comparable 2007 periods of $8,500,000 and $14,600,000, respectively. The decline in investment income during 2007 principally results from the sale of interest bearing securities during the fourth quarter of 2006 and in 2007 to purchase Fortescue's securities and interests in associated companies. For the nine month 2007 period, investment and other income includes $8,500,000 related to the termination of a joint development agreement with another party. The amount recorded in other income substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred. Investment and other income includes income
(charges) of $(700,000) and $(900,000) for the three month periods ended September 30, 2007 and 2006, respectively, and $(200,000) and $900,000 for the nine month periods ended September 30, 2007 and 2006, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

Net securities gains for Corporate and Other Operations aggregated $23,600,000 and $16,300,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $89,800,000 and $99,400,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Net securities gains include provisions of $400,000 and $9,700,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $900,000 and $12,300,000 for the nine month periods ended September 30, 2007 and 2006, respectively, to write down the Company's investments in certain available for sale securities. The write down of the securities resulted from a decline in market value determined to be other than temporary.

The increase in interest expense during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 primarily reflects interest expense relating to the 7 1/8% Senior Notes issued in March 2007, the 8 1/8% Senior Notes issued in September 2007 and the fixed rate repurchase agreements. The 2006 periods also include interest on $21,700,000 principal amount of 7 7/8% subordinated notes, which matured in the third quarter of 2006.

Salaries and incentive compensation expense was largely unchanged in the three month period ended September 30, 2007 as compared to the same period in 2006 and decreased by $4,500,000 in the nine month 2007 period as compared to the same period in 2006. The decrease for the nine month period principally reflects a reduction in estimated incentive bonus expense and less share-based compensation expense. Salaries and incentive compensation expense included $8,500,000 and
$12,400,000 for the nine month periods ended September 30, 2007 and 2006, respectively, relating to grants made under the Company's senior executive warrant plan and fixed stock option plan. The decrease in share-based compensation expense in the nine month 2007 period largely related to grants made under the warrant plan in 2006 for which a portion vested upon issuance. This decrease was partially offset by increased expenses in 2007 relating to the stock option plan due to the accelerated vesting of stock options of an officer of the Company who resigned.

The increase in selling, general and other expenses of $1,700,000 and $21,900,000 in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 primarily reflects higher professional fees and other costs, which largely relate to potential investments and projects and existing investments, and increased legal fees, including for the nine month period those incurred in connection with the MK Resources litigation. Selling, general and other expenses for the nine month 2007 period also includes a $7,500,000 accrual for the settlement of litigation related to MK Resources.

For the three and nine month periods ended September 30, 2007 and 2006, the Company's effective income tax rate is higher than the federal statutory rate primarily due to state income taxes.

Associated Companies

Equity in income (losses) of associated companies for the three and nine month periods ended September 30, 2007 and 2006 includes the following (in thousands):


                                                        For the Three Month               For the Nine Month
                                                     Period Ended September 30,        Period Ended September 30,
                                                     --------------------------     -------------------------------
                                                       2007           2006             2007              2006
                                                     -------         -------         ---------         ----------

EagleRock                                             $(7,500)      $ (4,900)       $  (2,200)         $  7,100
Premier                                                (2,900)          --            (22,300)              --
JPOF II                                                   --           4,200            3,000            23,900
JHYH                                                   (2,600)          --              6,300               --
HomeFed Corporation                                       800            300            1,100             1,300
Safe Harbor                                              (300)        (3,800)           2,900            (7,300)
Wintergreen                                             7,300          2,300           13,500             3,800
Highland Opportunity                                  (11,800)          --             (9,200)             --
Shortplus                                              32,800           --             37,600              --
Pershing Square                                        (8,900)          --            (10,400)             --
Ambrose                                                 1,100           --              1,100              --
Goober Drilling                                         1,900          1,500            7,500             2,000
CLC                                                     3,600            800            4,500             2,700
Other                                                   1,900            800           11,100             5,300
                                                      -------       --------        ---------          --------
  Equity in income before income taxes                 15,400          1,200           44,500            38,800
Income tax expense                                      6,600            100           18,200            14,500
                                                      -------       --------        ---------          --------
  Equity in income, net of taxes                      $ 8,800       $  1,100        $  26,300          $ 24,300
                                                      =======       ========        =========          ========

Discontinued Operations

Healthcare Services

As more fully discussed in the 2006 10-K, in July 2006 the Company sold Symphony and classified its historical operating results as a discontinued operation. Pre-tax income of the healthcare services segment was $200,000 for the nine month period ended September 30, 2006, respectively. Gain on disposal of discontinued operations for the 2006 periods includes a pre-tax gain on the sale of Symphony of $53,300,000 ($33,500,000 after tax).

Telecommunications - ATX

As more fully discussed in the 2006 10-K, in September 2006 the Company sold ATX and classified its historical operating results as a discontinued operation. ATX reported pre-tax losses of $3,200,000 and $1,200,000 for the three and nine month periods ended September 30, 2006, respectively. Gain on disposal of discontinued operations for the 2006 periods includes a pre-tax gain on the sale of ATX of $41,600,000 ($26,100,000 after tax).

WilTel

Gain on disposal of discontinued operations for the nine month 2007 period includes a pre-tax gain of $500,000 from the resolution of a sale-related contingency related to WilTel, which was sold in the fourth quarter of 2005. Gain on disposal of discontinued operations for the three and nine month 2006 periods includes pre-tax gains of $700,000 and $600,000, respectively ($500,000 and $400,000, respectively, after tax) principally for working capital adjustments and the resolution of certain sale-related contingencies and obligations related to WilTel.

Other

Gain on disposal of discontinued operations for the three and nine month 2007 periods includes a pre-tax gain of $2,900,000 ($1,700,000 after tax) related to the collection of fully reserved notes receivable due from the buyer of the Company's interest in an Argentine shoe manufacturer in 2005 for which collection had been deemed uncertain.

In the third quarter of 2006, the Company sold its gas properties and recorded a pre-tax loss on disposal of $900,000 ($600,000 after tax). Income (loss) from discontinued operations for the nine month 2006 period includes $2,900,000 of pre-tax losses related to these gas properties; amounts for the three month 2006 period were not material.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: potential acquisitions and dispositions of our operations and investments could change our risk profile; dependence on certain key personnel; economic downturns; changes in the U.S. housing market; changes in telecommunications laws and regulations; risks associated with the increased volatility in raw material prices and the availability of key raw materials; compliance with government laws and regulations; changes in mortgage interest rate levels or changes in consumer lending practices; a decrease in consumer spending or general increases in the cost of living; proper functioning of our information systems; intense competition in the operation of our businesses; our ability to generate sufficient taxable income to fully realize our deferred tax asset; weather related conditions and significant natural disasters, including hurricanes, tornadoes, windstorms, earthquakes and hailstorms; our ability to insure certain risks economically; reduction or cessation of dividend payments on our common shares. For additional information see Part I, Item 1A. Risk Factors in the 2006 10-K and Part II, Item 1A. Risk Factors contained in the Forms 10-Q filed for the quarters ended March 31, 2007 and June 30, 2007.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

Changes in internal control over financial reporting

(b) As discussed elsewhere herein, during the nine months ended September 30, 2007 the Company acquired ResortQuest and the assets of Telco (now STi Prepaid), and reconsolidated Premier. Each of ResortQuest, STi Prepaid and Premier have their own distinct internal controls over financial reporting; therefore, such internal controls represent a new component part of the Company's consolidated internal control over financial reporting. The Company has not yet completed its evaluation of the internal controls over financial reporting at ResortQuest or STi Prepaid or Premier, although these entities have or are expected to have financial statement amounts which are material to the Company's consolidated financial statements. Except for changes that result from the acquisition of ResortQuest and STi Prepaid, and the reconsolidation of Premier, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The parties have entered into a settlement agreement to settle these lawsuits for complete releases and a dismissal with prejudice in exchange for an aggregate settlement payment by the Company of approximately $13,800,000 (including a payment in the appraisal proceeding of approximately $5,000,000 that the appraisal petitioners would have received (based on the value at the merger date of Company shares issued in the merger) had they participated in the MK Merger). The settlement agreement has been approved by the Chancery Court and the payment is expected to be made during the fourth quarter of 2007 after the Chancery Court's opinion becomes final and binding.

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




Date:  November 8, 2007

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