Form 10-K
period 2007-12-31
LEUCADIA NATIONAL CORP
filed 2008-02-29
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2007
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ___________ to    ___________

                         Commission file number: 1-5721

                          LEUCADIA NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          New York                                      13-2615557
    -----------------------------------     ------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
                Title of Each Class                  on Which Registered
       --------------------------------------        ------------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [x]                   Accelerated filer [ ]

     Non-accelerated filer [  ]                    Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2007 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $5,753,522,000.

On February 14, 2008, the registrant had outstanding 222,575,940 Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2008 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                     PART I

Item 1.  Business.
------   --------

                                   The Company

       The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, telecommunications, property management and services, gaming entertainment, real estate activities, medical product development and winery operations. The Company also owns equity interests in operating businesses and investment partnerships which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities, land based contract oil and gas drilling, real estate activities and development of a copper mine in Spain. The Company concentrates on return on investment and cash flow to maximize long-term shareholder value. Additionally, the Company continuously evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses. In identifying possible acquisitions, the Company tends to seek assets and companies that are out of favor or troubled and, as a result, are selling substantially below the values the Company believes to be present.

       Shareholders' equity has grown from a deficit of $7,700,000 at December 31, 1978 (prior to the acquisition of a controlling interest in the Company by the Company's Chairman and President), to a positive shareholders' equity of $5,570,500,000 at December 31, 2007, equal to a book value per common share of the Company (a "common share") of negative $.04 at December 31, 1978 and $25.03 at December 31, 2007. Shareholders' equity and book value per share amounts have been reduced by the $811,900,000 special cash dividend paid in 1999.

       In March 2007, the Company's 75% owned subsidiary, STi Prepaid, LLC ("STi Prepaid"), acquired the assets of Telco Group, Inc. and its affiliates ("Telco") for an aggregate purchase price of $121,800,000 in cash, including expenses. STi Prepaid is a provider of international prepaid phone cards and other telecommunications services in the U.S.

       In June 2007, the Company completed the acquisition of ResortQuest International, Inc. ("ResortQuest") for a purchase price of $11,900,000, including expenses and working capital adjustments. ResortQuest is engaged in offering property management and other services to vacation properties in beach and mountain resort locations in the continental U.S.

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

       The Company's gaming entertainment operations are conducted through its controlling interest in Premier Entertainment Biloxi, LLC ("Premier"), which is the owner of the Hard Rock Hotel & Casino Biloxi ("Hard Rock Biloxi"), located in Biloxi, Mississippi. The Hard Rock Biloxi was severely damaged by Hurricane Katrina on August 29, 2005 just prior to its originally scheduled opening; upon completion of reconstruction the Hard Rock Biloxi opened for business on June 30, 2007.

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

       The Company's winery operations consist of Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon, and a vineyard development project in the Columbia Valley of Washington. The wineries primarily produce and sell wines in the ultra premium and luxury segments of the premium table wine market.

       In April 2007, the Company and Jefferies & Company, Inc. ("Jefferies"), expanded and restructured the Company's equity investment in Jefferies Partners Opportunity Fund II, LLC ("JPOF II") and formed Jefferies High Yield Holdings, LLC ("JHYH"). Through its wholly-owned subsidiary, JHYH makes markets in high yield and special situation securities and provides research coverage on these types of securities.

       The Company's land based contract oil and gas drilling investment is conducted by Goober Drilling, LLC ("Goober Drilling"), in which the Company has a 50% voting and equity interest at December 31, 2007. The Company has also made secured loans to Goober Drilling aggregating $171,000,000, at various interest rates, to finance new equipment purchases and construction costs, repay existing debt and finance working capital needs.

       The Company owns 30% of Cobre Las Cruces, S.A. ("CLC"), a former subsidiary of the Company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. During 2005, the Company sold a 70% interest in CLC to Inmet Mining Corporation ("Inmet"), a Canadian-based global mining company, in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.6% of Inmet's current outstanding common shares. CLC expects to begin commercial production at the mine in the fourth quarter of 2008.

       In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. In July 2007, Fortescue sold new common shares and the Company exercised its pre-emptive rights to maintain its ownership position. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol:
FMG). The Company also owns a $100,000,000 note of FMG that matures in August 2019; interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from two specified project areas. Fortescue expects to begin shipping ore in May 2008. The Company's total cash investment in Fortescue aggregates $452,200,000; the market value of the Fortescue common shares owned by the Company was $1,824,700,000 at December 31, 2007.

       The Company and certain of its subsidiaries have substantial net operating loss carryforwards ("NOLs") of approximately $5,400,000,000 at December 31, 2007. For more information, see Note 16 of Notes to the Consolidated Financial Statements.

       As used herein, the term "Company" refers to Leucadia National Corporation, a New York corporation organized in 1968, and its subsidiaries, except as the context otherwise may require.

Investor Information

       The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. In addition, material filed by the Company can be inspected at the offices of the New York Stock Exchange, Inc. (the "NYSE"), 20 Broad Street, New York, NY 10005, on which the Company's common shares are listed. The Company has submitted to the NYSE a certificate of the Chief Executive Officer of the Company, dated May 15, 2007, certifying that he is not aware of any violations by the Company of NYSE corporate governance listing standards.

       The Company's website address is www.leucadia.com. The Company makes available, without charge through its website, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Financial Information about Segments

       The Company's reportable segments consist of the operating units identified above, which offer different products and services and are managed separately. At acquisition, the Company's investment in Premier was reported as a consolidated subsidiary in the other operations segment; however, it was deconsolidated and classified as an investment in an associated company upon the filing of voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code in September 2006. While in bankruptcy Premier was classified as an investment in an associated company and its operating results were not reported in the gaming entertainment segment. Upon its emergence from bankruptcy in August 2007, Premier was once again consolidated by the Company and has been reported as an operating segment since that date. Other operations primarily consist of the Company's wineries and energy projects.

       Associated companies include equity interests in other entities that the Company accounts for on the equity method of accounting. Investments in associated companies include HomeFed Corporation ("HomeFed"), a corporation engaged in real estate activities, JHYH, Goober Drilling and CLC. The Company also has made non-controlling investments in entities that are engaged in investing and/or securities transactions activities which are accounted for as investments in associated companies including Pershing Square IV, L.P. ("Pershing Square"), Highland Opportunity Fund, L.P. ("Highland Opportunity"), HFH ShortPLUS Fund, L.P. ("Shortplus"), RCG Ambrose, L.P., ("Ambrose"), EagleRock Capital Partners (QP), LP ("EagleRock") and Wintergreen Partners Fund, L.P. ("Wintergreen").

       Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets include the Company's investments in Fortescue and Inmet. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

        Conwed Plastics has manufacturing facilities located in Belgium and Mexico, STi Prepaid has a customer care unit located in the Dominican Republic and other operations includes a small Caribbean-based telecommunications provider. These are the only foreign operations with non-U.S. revenue or assets that the Company consolidates, and are not material. Unconsolidated non-U.S. based investments include 38% of Light and Power Holdings Ltd., the parent company of the principal electric utility in Barbados, the 30% ownership of CLC and the investments in Fortescue and Inmet. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

        Certain information concerning the Company's segments is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was June 2007 for ResortQuest, March 2007 for STi Prepaid, November 2005 for Sangart and May 2005 for Idaho Timber. As discussed above, Premier is reflected as a consolidated subsidiary from May 2006 until it was deconsolidated in September 2006; Premier once again became a consolidated subsidiary in August 2007. Associated Companies are only reflected in the table below under identifiable assets employed.



                                                                                       2007            2006            2005
                                                                                       ----            ----            ----
                                                                                                   (In millions)

Revenues and other income (a):
    Manufacturing:
      Idaho Timber                                                                    $   292.2       $   345.7        $   239.0
      Conwed Plastics                                                                     105.4           106.4             93.6
    Telecommunications                                                                    363.2            --                --
    Property Management and Services                                                       81.5            --                --
    Gaming Entertainment                                                                   38.5            --                --
    Domestic Real Estate                                                                   13.4            86.7             29.9
    Medical Product Development                                                             2.1              .7               .1
    Other Operations (b)                                                                   53.6            42.8             59.0
    Corporate (c)                                                                         205.0           280.4            268.3
                                                                                      ---------       ---------        ---------
         Total consolidated revenues and other income                                 $ 1,154.9       $   862.7        $   689.9
                                                                                      =========       =========        =========

Income (loss) from continuing operations before income taxes and equity in in income (losses) of associated companies:
    Manufacturing:
      Idaho Timber                                                                    $     9.1       $    12.0        $     8.2
      Conwed Plastics                                                                      17.4            17.9             14.2
    Telecommunications                                                                     18.4            --                --
    Property Management and Services                                                       (6.5)           --                --
    Gaming Entertainment                                                                   (9.3)           --                --
    Domestic Real Estate                                                                   (8.2)           44.0              4.1
    Medical Product Development                                                           (31.5)          (21.1)            (1.4)
    Other Operations (b)                                                                  (17.2)          (14.4)             7.5
    Corporate (c)                                                                         (29.3)           95.4            101.8
                                                                                      ---------       ---------        ---------
         Total consolidated income (loss) from continuing operations before income taxes and equity in income (losses) of associated
           companies                                                                  $   (57.1)      $   133.8        $   134.4
                                                                                      =========       =========        =========

Identifiable assets employed:
    Manufacturing:
      Idaho Timber                                                                    $   129.5       $   132.3        $   162.7
      Conwed Plastics                                                                      88.8            83.6             81.9
    Telecommunications                                                                     81.9            --                --
    Property Management and Services                                                       62.8            --                --
    Gaming Entertainment                                                                  300.6            --                --
    Domestic Real Estate                                                                  306.3           198.1            182.7
    Medical Product Development                                                            36.5            12.2              7.0
    Other Operations                                                                      255.5           257.8            245.0
    Investments in Associated Companies                                                 1,362.9           773.0            375.5
     Corporate                                                                          5,501.8         3,846.8          4,062.0
    Assets of discontinued operations                                                     --               --              144.1
                                                                                      ---------       ---------        ---------
         Total consolidated assets                                                    $ 8,126.6       $ 5,303.8        $ 5,260.9
                                                                                      =========       =========        =========


(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

(b) Other operations includes pre-tax losses of $13,900,000, $8,300,000 and $1,600,000 for the years ended December 31, 2007, 2006 and 2005, respectively, for investigation and evaluation of various energy related projects. There were no material operating revenues or identifiable assets associated with these activities in any period; however, other income includes $8,500,000 in 2007 related to the termination of a joint development agreement with another party.

(c) Net securities gains for Corporate aggregated $92,700,000, $116,600,000 and $199,500,000 during 2007, 2006 and 2005, respectively, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. In 2007, security gains include a gain of $37,800,000 from the sale of Eastman Chemical Company ("Eastman"). In 2006, security gains include a gain of $37,400,000 from the sale of 115,000,000 common shares of Level 3 Communications, Inc. ("Level 3"), which were received in December 2005 in connection with Level 3's purchase of WilTel Communications Group, LLC ("WilTel"). In 2005, security gains include a gain of $146,000,000 from the sale of White Mountains Insurance Group, Ltd. ("WMIG"). For 2007, 2006 and 2005, security gains include provisions of $36,800,000, $12,900,000 and $12,200,000, respectively, to write down investments in certain available for sale securities and, in 2007, an investment in a non-public security.

(d) For the years ended December 31, 2007, 2006 and 2005, income (loss) from continuing operations reflects depreciation and amortization expenses of $54,200,000, $39,500,000 and $32,600,000, respectively; such amounts are primarily comprised of Corporate ($12,700,000, $11,600,000 and $10,700,000,
     respectively), manufacturing ($18,000,000, $17,500,000 and $14,200,000, respectively), gaming entertainment ($6,300,000 and $900,000 in 2007 and 2006, respectively), domestic real estate ($3,800,000, $3,300,000 and $2,000,000, respectively), property and management services ($3,100,000 in
     2007) and other operations ($9,000,000, $5,600,000 and $5,700,000, respectively). Depreciation and amortization expenses for other segments are not material.

(e) For the years ended December 31, 2007, 2006 and 2005, income (loss) from continuing operations reflects interest expense of $111,500,000, $79,400,000 and $65,500,000, respectively; such amounts are primarily comprised of Corporate ($110,800,000, $70,900,000 and $63,200,000,
     respectively), gaming entertainment ($500,000 and $8,000,000 in 2007 and 2006, respectively) and other operations ($1,200,000 in 2005). Interest expense for other segments is not material.

At December 31, 2007, the Company and its consolidated subsidiaries had 4,057 full-time employees.


                                  Manufacturing

Idaho Timber

Business Description

       In May 2005, the Company acquired Idaho Timber for total cash consideration of $133,600,000, including working capital adjustments and expenses. Idaho Timber is headquartered in Boise, Idaho and is engaged in the manufacture and/or distribution of various wood products. Idaho Timber's principal product lines include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of 5/4" radius-edge, pine decking. Idaho Timber also manufactures and/or distributes a number of other specialty wood products. Idaho Timber has over 25 years of operating experience in its industry. The Company's investment in Idaho Timber was $123,700,000 at December 31, 2007.

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

       Idaho Timber's next largest product line is home center board products, which are principally sold to large home improvement retailers. Idaho Timber purchases high-grade boards from sawmills in the western United States, South America and New Zealand (primarily pine but other wood species are also used), performs minor re-work on those boards to upgrade the quality, and then packages and bar codes those boards according to customer specifications. Production takes place in owned plants in Idaho and Montana. Idaho Timber also operates a sawmill in Arkansas to produce its 5/4" radius-edge, pine decking products. Idaho Timber performs traditional sawmill processes (cutting, drying and planing) to manufacture these products.

       Idaho Timber's profitability is dependent upon its ability to manage manufacturing costs and process efficiency, minimize capital expenditures through the purchase and cost-effective maintenance of used, lower-cost equipment, and effective management of the spread between what it pays for dimension lumber and boards and the selling prices of the remanufactured products. Selling prices for remanufactured products may rise quicker than supplier prices in strong markets creating greater spreads; however, during periods of declining product demand and reduced selling prices, supply price declines may lag behind resulting in lower spreads.

       Idaho Timber owns nine plants, one sawmill that principally produces decking products and one sawmill that produces split-rail fencing. These eleven facilities in the aggregate have approximately 941,000 square feet of manufacturing and office space, covering approximately 230 acres. Two plants are principally dedicated to home center board products and the remaining plants principally produce remanufactured dimension lumber products. All plant locations can produce and distribute specialty wood products. Idaho Timber has the capacity to ship approximately 70 million board feet per month; during 2007 actual shipments averaged approximately 57 million board feet per month.

Sales and Marketing

       Idaho Timber primarily markets to local, regional and national lumber retailers for its dimension lumber products, home improvement centers for its home center board products and decking treaters for its sawmill product, and other resellers of home construction materials. Its success in attracting and retaining customers depends in large part on its ability to provide quicker delivery of specified customer products than its competitors. For dimension lumber products, sales are primarily generated at each of the plants, with a dedicated sales force located in the same geographic region as the customers the plant serves. Board and decking products are sold and managed centrally. The home center board product is heavily dependent on two customers, Lowe's and The Home Depot, which account for approximately 92% of that product line. The combined revenue of these two customers in this product line was 19% of Idaho Timber's total revenue for the year ended December 31, 2007. The customer base for the dimension lumber business is much less concentrated; no customer accounts for more than 9% of revenue. Idaho Timber's sales are somewhat concentrated in regions where its facilities are located, with the largest being Florida, 21%; North Carolina, 17%; and Texas, 10%.

Competition

       Idaho Timber sells commodity products, and operates in an industry that is currently oversupplied and very competitive. Idaho Timber competes against domestic and foreign sawmills and intermediate distributors for its dimension lumber and decking products. In some cases, Idaho Timber competes on a limited basis with the same sawmills that are a source of supply of low-grade dimension lumber. Foreign suppliers have been active in the U.S. market, particularly European competitors, which has added to the current oversupply condition in the industry and may continue to do so. The home center board business has many competitors, and suppliers to large home centers are always under pressure to reduce prices.

        Idaho Timber also competes for raw material purchases needed for its remanufactured dimension lumber and home center board products, and in the past the availability and pricing of certain raw materials has been adversely affected by import duties (tariffs) imposed on Canadian imports, the largest source of these supplies. A decades old trade dispute between the U.S. and Canada resurfaced with the expiration of the Softwood Lumber Agreement on March 31, 2001. In October 2006, the trade dispute was resolved and a new Softwood Lumber Agreement between Canada and the U.S. became effective. The agreement has a seven year term and may be extended for an additional two years. Currently, restrictions on Canadian imports are not significantly adversely affecting Idaho Timber's operations; however, if tariffs continue or further import limitations are imposed in the future, it is possible that raw material costs could increase or supplies could be constrained. During 2007, the export tax was at the maximum level for the entire year. Idaho Timber is examining alternative sources of supply to increase its raw material purchasing flexibility.

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

Plastics Manufacturing

Business Description

       Through Conwed Plastics, which was acquired in March 1985, the Company manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products. These products are primarily used for containment purposes, reinforcement of other products, packaging for produce and meats, various types of filtration and erosion prevention. Conwed Plastics believes it is a market leader in netting products used in carpet cushion, turf reinforcement, erosion control and packaging. Agricultural, erosion control and building and construction markets tend to be seasonal, with peak periods in the second and third quarters of the calendar year. Packaging is seasonal with the second quarter being the slowest period in this market. Carpet padding, filtration and consumer product markets are not usually subject to seasonal fluctuations resulting in sales that tend to be evenly spread throughout the year. The Company's investment in Conwed Plastics was $73,200,000 at December 31, 2007.

       Certain products of Conwed Plastics are proprietary, protected by patents and/or trade secrets. The Company holds patents on certain improvements to the basic manufacturing processes it uses and on applications thereof. The Company believes that the expiration of these patents, individually or in the aggregate, is unlikely to have a material effect on its operations.

Sales and Marketing

       Conwed Plastics' manufacturing revenues and other income were $105,400,000, $106,400,000 and $93,600,000 for the years ended December 31,
2007, 2006 and 2005, respectively. Products are marketed both domestically and internationally with approximately 20.4% of 2007 revenues generated by customers from Europe, Latin America, Japan and Australia. Products are sold primarily through an employee sales force, located in the United States and Europe. Conwed Plastics emphasizes development of new products and new applications of existing products to sustain revenue growth. New product development focuses on market niches where proprietary technology and expertise can lead to sustainable competitive economic advantages. In addition, revenues have grown as a result of acquisitions that provide synergies with existing customers, manufacturing capacity, processes and technology, and/or raw material needs. Conwed Plastics has completed eight acquisitions since 2004 and continues to look for additional acquisition opportunities.

       Approximately half of Conwed Plastics' revenues are generated on a make to order basis. The remainder of Conwed Plastics' sales requires a more substantial investment in inventory that is stored at various locations to service customers with short lead time requirements. In the aggregate, inventory is turned over between 6 and 8 times per year. The top 10 customers with multiple locations represent approximately 30% - 37% of total sales. The largest single customer typically represents 5% - 8% of total sales; for the year ended December 31, 2007, the largest single customer represented 6% of total sales. Order backlog generally ranges from 6% - 12% of annual sales throughout the year.

Competition

       Conwed Plastics is subject to domestic and international competition, generally on the basis of price, service and quality. Conwed Plastics has 3 to 5 competitors in most of its market segments but the size and type of its competition varies by market segment. Additionally, certain products are dependent on cyclical industries, including the construction industry. The cost of the principal raw material used in its products, polypropylene, has increased by approximately 115% from 2002. Conwed Plastics has been able to raise prices to its customers during this period to offset some of the increase in raw material costs. High oil and natural gas prices along with high capacity utilization in the polypropylene industry are expected to keep raw material costs higher than historical levels for the next few years.

                               Telecommunications

Business Description

       In March 2007, STi Prepaid purchased 75% of the assets of Telco for an aggregate purchase price of $121,800,000 in cash, including expenses. The remaining Telco assets were contributed to STi Prepaid by the former owners in exchange for a 25% interest in STi Prepaid.

       STi Prepaid, headquartered in Flushing, New York, is a facilities-based provider of long-distance wireline and wireless telecommunications services. STi Prepaid's principal product line is prepaid international long distance calling cards; STi Prepaid also generates revenues by providing carrier wholesale services and selling prepaid wireless products and related services.

       Prepaid international calling cards represent STi Prepaid's largest telecommunication service. From acquisition through December 31, 2007, calling card sales accounted for approximately 88% of STi Prepaid's revenues. Consumers located in the U.S. who make international phone calls often use calling cards because they provide lower rates than those offered by traditional long distance providers. Through its portfolio of calling cards, STi Prepaid provides international service to over 200 destinations. STi Prepaid currently offers over 250 different calling cards in various denominations, which are sold through a wide variety of retail stores and on the Internet, targeted to appeal to a wide variety of consumers. STi Prepaid's calling cards are primarily marketed to ethnic communities in urban areas.

       To activate a card and initiate a call, a card customer will dial either a local access or toll-free telephone number which accesses STi Prepaid's interactive voice response unit on its network. Once a card is activated, calls are routed to one of STi Prepaid's termination vendors, then ultimately to the consumer's dialed party. STi Prepaid's switching network currently handles over 55 million outbound calls and over 600 million minutes per month. STi Prepaid operates a customer care center in the Dominican Republic with over 100 operators to support its prepaid business.

       STi Prepaid's next largest telecommunication service is carrier wholesale, which is a business-to-business service. STi Prepaid enters into wholesale service agreements with other telecommunication service providers pursuant to which STi Prepaid becomes the terminating vendor for international calls. Services provided to other carriers are highly automated and do not require much support labor since calls simply pass through the Company's switches and utilize excess capacity.

       STi Prepaid operates its prepaid mobile business as a Mobile Virtual Network Operator ("MVNO"). MVNOs are entities that do not own their own wireless network; rather they enter into agreements to resell minutes from an established facilities based wireless carrier such as Sprint or Verizon Wireless. However, unlike wireless resellers that simply earn commissions for selling the products of large facilities based wireless companies, MVNO operators have their own brand name and directly maintain customer relationships including activities related to rate plans, billing, and general customer service. STi Prepaid's brand name for this product is STi Mobile.

Sales and Marketing

       STi Prepaid distributes its prepaid calling cards primarily through distributors who resell the cards to retailers throughout the U.S. A significant portion of the calling cards are marketed to ethnic communities that shop at small retailers or smaller chains that do not receive attention from large telecommunication providers. STi Prepaid's relationships with its distributors are critical to serving these market segments and maintaining and growing prepaid calling card market share. The company also sells prepaid calling cards through its website, www.stiphonecard.com. The website allows customers to search for calling cards by state of origination and call destination.

       The carrier wholesale business sales group focuses on establishing relationships with leading telecommunication carriers. STi Prepaid markets its STi Mobile wireless products and services through national, regional and local retail outlets in the U.S., internet resellers and the division's website, www.stimobile.com. STi Mobile provides prepaid wireless services to consumers who may not have the credit rating required to qualify for a post-paid plan, prefer to pay as they go in order to control expenses or do not use sufficient minutes to justify the cost of a post-paid plan.

Competition

       Prepaid calling cards are marketed by a wide range of telecommunication providers from large national inter-exchange carriers to small local and regional resellers. STi Prepaid's calling card products compete in markets where consumers' decisions are primarily based on price and service quality. The emergence and growth of wholesale carriers using voice over internet protocol, privatization and deregulation has contributed to a decline in international call pricing which is likely to continue. STi Prepaid will need to rely on its network operation expertise and quality of service to continue to effectively compete in the markets it serves.

Government Regulation

       STi Prepaid is subject to significant federal, state and local laws, regulations and orders that affect the rates, terms and conditions of certain of its service offerings, its costs and other aspects of its operations. Regulation of the telecommunications industry varies from state to state and it changes regularly in response to technological developments, competition, government policies and judicial proceedings. The Company cannot predict the impact, nor give any assurances about the materiality of any potential impact, that any adverse changes may have on Sti Prepaid's business or results of operations, nor can it guarantee that regulatory authorities will not raise material issues regarding its compliance with applicable laws and regulations.

       The Federal Communications Commission ("FCC") has jurisdiction over STi Prepaid's facilities and services to the extent those facilities are used in the provision of interstate telecommunications services (services that originate and terminate in different states). State regulatory commissions generally have jurisdiction over facilities and services to the extent the facilities are used in intrastate telecommunications services.

       The Communications Act of 1934. The Communications Act of 1934, as amended (the "Communications Act") grants the FCC authority to regulate interstate and foreign communications by wire or radio. The Telecommunications Act of 1996 (the "1996 Act") establishes a framework for fostering competition in the provision of local and long distance telecommunications services. STi Prepaid is regulated by the FCC as a non-dominant interstate and international telecommunication provider and is therefore subject to less comprehensive regulation than dominant carriers under the Communications Act. The FCC reviews its rules and regulations from time to time, and STi Prepaid may be subject to those new or changed rules.

       STi Prepaid has registered with the FCC as a provider of domestic interstate long distance services. STi Prepaid believes that it is in material compliance with applicable federal laws and regulations, but cannot guarantee that the FCC or third parties will not raise issues regarding its compliance with applicable laws or regulations.

       Universal Service. Pursuant to the 1996 Act, in 1997 the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, to low income customers, and to qualifying schools, libraries and rural health care providers. Providers of interstate and international telecommunications services, and certain other entities, must pay for these programs by contributing to a Universal Service Fund (the "Fund"). The rules concerning which services are considered when determining how much an entity is obligated to contribute to the Fund are complex; however, many of the services sold by STi Prepaid are included in the calculation. Current rules require contributors to make quarterly and annual filings reporting their revenues, and the Universal Service Administrative Company issues monthly bills for the required contribution amounts, based on a quarterly contribution factor approved by the FCC. STi Prepaid also contributes to other funds mandated by the FCC including Interstate Telecommunication Service Provider Regulatory Fees, Telecommunication Relay Service and Local Number Portability. STi Prepaid and other contributors to the Fund may recover their contribution costs through their end-user rates or billing line item.

       Customer Propriety Network Information (CPNI). CPNI is defined as information that relates to the quantity, technical configuration, type, destination, location, and amount of use of a telecommunications service subscribed to by any customer of a telecommunications carrier, and that is made available to the carrier by the customer solely by virtue of the carrier-customer relationship. Section 222 of the 1996 Act requires telecommunications carriers to take specific steps to ensure that CPNI is adequately protected from unauthorized disclosure. In 2007, the FCC issued its Report and Order and Further Notice of Proposed Rulemaking strengthening these privacy rules by adopting additional safeguards to protect customers' CPNI. The Company believes that it has developed policies that meet the FCC's requirements to protect CPNI.

       State Regulation of Telecommunications Services. STi Prepaid is certified to provide telecommunication services in 49 states. State public utility commissions ("PUC's") are permitted to regulate the Company's telecommunication services to the extent that such services originate and terminate within the same state. The PUC's may also impose tariff and filing requirements, consumer protection measures and obligations to contribute to state universal service and other funds.

                        Property Management and Services

Business Description

       In June 2007, the Company acquired ResortQuest for $11,900,000, including expenses and working capital adjustments finalized subsequent to the closing date. Headquartered in Fort Walton Beach, Florida, ResortQuest's principal service offering is providing vacation rental management services to vacation properties in beach and mountain resort locations, and it also offers homeowner association management to resort communities and real estate brokerage services for the residential property market in resort locations. The Company's investment in the property management and services segment was $13,900,000 at December 31, 2007.

       Vacation rental management service for homeowners is ResortQuest's largest service offering representing 95% of ResortQuest's 2007 revenue (since acquisition). ResortQuest contracts with each property owner to market and manage the rental of their vacation property, generally for a percentage of the rent and/or fees collected. Services provided include marketing to potential guests, performing routine maintenance, providing housekeeping services and providing guests access to additional activities such as golf, tennis or skiing. ResortQuest provides services in Northwest and Southwest Florida, Delaware, North and South Carolina, Colorado, Idaho and Utah. ResortQuest's rental management services are somewhat geographically concentrated in the Northwest Florida market, which accounts for 35% of its rental management services revenue (since acquisition).

       ResortQuest's primary means of attracting new guests is via the Internet, through referrals and advertising in publications. ResortQuest's business is seasonal with beach areas reaching their peak in the summer months and ski areas reaching their peak in the winter months. Since ResortQuest's properties are in markets that guests must travel to get to, high fuel prices and poor weather conditions can have an unfavorable impact on its business.

       ResortQuest's real estate brokerage services are concentrated in the Northwest Florida market, which accounted for 65% of the aggregate real estate brokerage revenue earned by ResortQuest during 2007 (since acquisition). ResortQuest provides real estate brokerage services to resort developers on new construction projects, and also represents other sellers and buyers in the residential resale market. ResortQuest's revenues from these activities tend to be cyclical, and experience the same volatility that residential real estate and new construction markets experience. Since acquisition, the residential real estate market in Northwest Florida and elsewhere in the U.S. has suffered from oversupply and declining prices which have adversely affected ResortQuest's business.

       ResortQuest is in the services business with minimal working capital needs, minimal investment in property, plant and equipment and relatively little expenditures required for technology. The vast majority of ResortQuest's expenses relates to employees' compensation and benefits, or to service providers when ResortQuest chooses to outsource to a vendor. As of December 31, 2007, ResortQuest had approximately 1,400 full-time employees.

Sales and Marketing

       ResortQuest serves five types of customers: owners of individual vacation rental homes, guests staying in those homes, owners selling their homes, clients buying homes and homeowner association boards. ResortQuest markets homeowner properties via the internet, direct mail and publications. Marketing includes promoting ResortQuest as a provider of quality management services and promoting the homeowners' properties as attractive places to vacation. Marketing to rental property guests and potential home buyers occurs at local, regional and national levels depending on the location. Community presence and reputation are also an important part of ResortQuest's marketing programs.

Competition

       ResortQuest's competition is fragmented and varies by service and location. Vacation rental management competitors include other homeowner vacation rental management companies similar to ResortQuest, developers that manage their own resort properties and homeowners that market their property directly to the consumer. When residential real estate market conditions change, the composition of ResortQuest's competition can also change. In some locations developers have opted out of the vacation rental business providing greater opportunities for ResortQuest. In other locations market conditions have encouraged new competitors to enter the market, including the direct homeowner rental management business which allows homeowners to market their own homes on websites. These types of websites provide a low cost of entry to market rental properties and relative ease in handling a potential guest. Real estate brokerage service competitors are national, regional and local real estate brokerage companies and developers that market their own projects.

                              Gaming Entertainment

Acquisition

       During 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 56% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, and during 2007 provided Premier with a $180,000,000 senior secured credit facility to partially fund Premier's bankruptcy plan of reorganization (discussed below). At December 31, 2007, the Company's investment in Premier was $267,600,000. At acquisition, the Company consolidated Premier as a result of its controlling voting interest; during the pendency of bankruptcy proceedings Premier was deconsolidated and accounted for under the equity method.

Plan of Reorganization

       Premier owns the Hard Rock Hotel & Casino Biloxi, located in Biloxi, Mississippi, which opened to the public on June 30, 2007. The Hard Rock Biloxi was scheduled to open to the public on August 31, 2005; however, two days prior to opening, Hurricane Katrina hit the Mississippi Gulf Coast and severely damaged the hotel and related structures and completely destroyed the casino. On September 19, 2006, Premier and its subsidiary filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division. Premier filed its petitions in order to seek the court's assistance in gaining access to Hurricane Katrina-related insurance proceeds (an aggregate of $161,200,000) which had been denied to Premier by its pre-petition secured bondholders.

       Premier filed an amended disclosure statement and plan of reorganization on February 22, 2007 which provided for the payment in full of all of Premier's creditors, including payment of principal and accrued interest due to the holders of Premier's 10 3/4% senior secured notes at par (the "Premier Notes"). On July 30, 2007, the court entered an order confirming the plan, subject to a modification which Premier filed on August 1, 2007; Premier emerged from bankruptcy and once again became a consolidated subsidiary of the Company on August 10, 2007. The plan was funded in part with the $180,000,000 senior secured credit facility provided by a subsidiary of the Company. The credit facility matures on February 1, 2012, bears interest at 10 3/4%, is prepayable at any time without penalty, and contains other covenants, terms and conditions similar to those contained in the indenture governing the Premier Notes.

       The holders of the Premier Notes argued that they were entitled to liquidated damages under the indenture governing the Premier Notes, and as such are entitled to more than the principal amount of the notes plus accrued interest that was paid to them at emergence. Although the Company does not agree with the position taken by the Premier noteholders, in order to have the plan confirmed so that Premier could complete reconstruction of its property and open its business without further delay, the Company agreed to fund an escrow account to cover the Premier noteholders' claim for additional damages in the amount of $13,700,000, and a second escrow account for the trustee's reasonable legal fees and expenses in the amount of $1,000,000. Entitlement to the escrows is expected to be determined by the bankruptcy court during 2008. The Company believes it is probable that the court will approve payment of legal fees and expenses and has fully reserved for that contingency. However, the Company does not believe it is probable or remote that the bankruptcy court will find in favor of the Premier noteholders with respect to the additional damages escrow, and any potential loss can not be reasonably estimated. Accordingly, the Company has not accrued a loss for the additional damages contingency.

Business Description

       The Hard Rock Hotel & Casino is located on an 8.5 acre site on the Mississippi Gulf Coast and has over 1,300 slot machines, 50 table games, six live poker tables, five restaurants (including a Hard Rock Cafe and Ruth's Chris Steakhouse), a full service spa, a 5,200 square foot pool area, 3,000 square feet of retail space, an eleven-story hotel with 318 rooms and suites and a Hard Rock Live! entertainment venue with a capacity of 1,500 persons. At December 31, 2007, Premier had approximately 1,100 full-time employees.

       Premier's marketing strategy is to position the resort as a full service gaming, boutique hotel and entertainment resort catering to the Mississippi Gulf Coast marketplace and the southern region of the U.S. The Mississippi Gulf Coast region is located along the Interstate 10 corridor and is within a ninety minute drive from the New Orleans metropolitan area, Mobile, Alabama and the Florida panhandle. Premier's primary means of marketing utilizes its database of customers for direct mail campaigns and promotional giveaways designed to reward customers and generate loyalty and repeat visits. In addition, Premier benefits from the "Hard Rock" brand name which appeals to a broad range of customers and from its superior location which is within walking distance of the Beau Rivage, an MGM Mirage property and the largest hotel and casino in the Mississippi Gulf Coast market.

       Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The new casino was constructed over water on concrete pilings that greatly improved the structural integrity of the facility; however, the threat of hurricanes remains a risk to the repaired and rebuilt facilities. Premier's current insurance policy was bound on April 20, 2007, and provides up to $263,700,000 in coverage for damage to real and personal property including up to $84,100,000 in business interruption coverage. The coverage is led by Underwriters at Lloyds and is comprised of a $20,000,000 primary layer and six excess layers. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. Although the insurance policy is an all risk policy, weather catastrophe occurrence
(WCO), which is defined to include damage caused by a named storm, is limited to $130,000,000 with a deductible of $13,200,000. The WCO coverage is subject to mandatory reinstatement of limits for an additional pre-determined premium.

Competition

      Premier faces significant competition primarily from nine other gaming operations in the Mississippi Gulf Coast gaming market and secondarily from gaming operations in Baton Rouge and New Orleans, Louisiana. Other competition comes from gaming operations in Lake Charles, Bossier City and Shreveport, Louisiana; Tunica and Philadelphia, Mississippi; Tampa and Hollywood, Florida and other states. The Hard Rock Biloxi also competes with riverboats and Native American gaming ventures, state-sponsored lotteries, off-track wagering, card parlors, racinos, internet gaming and other forms of gaming in the U.S., as well as with gaming on cruise ships and international gaming operations.

      The Hard Rock Biloxi was the last gaming operation to open in Biloxi following Hurricane Katrina. The Hard Rock Biloxi is still in the early stages of establishing its customer database and instituting customer loyalty programs and has not yet achieved a market share of the local gaming market commensurate with the size of its facility and the gaming choices it offers. Since its competitors in the Mississippi Gulf Coast gaming market have been in operation longer than Premier they have more established gaming operations and customer databases. Many are larger and have greater financial resources than Premier.

Government Regulation

     The gaming industry in Mississippi is highly regulated. Premier, its ownership and management are subject to findings of suitability reviews by the Mississippi Gaming Commission. In addition, the laws, rules and regulations of state and local governments in Mississippi require Premier to hold various licenses, registrations and permits and to obtain various approvals for a variety of matters. In order to continue operating, Premier must remain in compliance with all laws, rules and regulations and pay gaming taxes on its gross gaming revenues. Failure to maintain such approvals or obtain renewals when due, or failure to comply with new laws or regulations or changes to existing laws and regulations would have an adverse effect on Premier's business. Premier believes it is currently in compliance with all governmental rules and regulations.

                              Domestic Real Estate

       At December 31, 2007, the Company's domestic real estate properties had a book value of $225,400,000. The real estate operations include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. During 2007, the Company completed the sale of WilTel's former headquarters building that was not sold to Level 3. The building was sold for net cash proceeds of $53,500,000 which resulted in a small gain.

       Certain of the Company's other real estate investments and their respective carrying values as of December 31, 2007 include: approximately 104 acres of land located in Myrtle Beach, South Carolina, a nearly completed large scale mixed-use development project with various residential, retail and commercial space ($111,400,000); approximately 76 acres of land located on the island of Islesboro, Maine and approximately 120 acres of land located in Rockport, Maine, each of which have submitted plans for residential subdivisions ($34,700,000 in the aggregate); a 15 acre, unentitled air rights parcel above the train tracks behind Union Station in Washington, D.C. ($10,100,000); an operating shopping center on Long Island, New York that has 71,000 square feet of retail space ($10,000,000); and an approximate 540 acre parcel located in San Miguel County, Colorado which the Company is attempting to have re-zoned into a mixture of estate lots, cabins and a lodge site ($5,700,000). The 540 acre parcel is located near Mountain Village, Colorado, a ski resort bordering Telluride, Colorado. As of December 31, 2007, non-recourse indebtedness secured by the company's real estate projects was $27,800,000, all of which was incurred in connection with the Myrtle Beach project.

       In October 2007, the Company entered into an agreement with the Panama City-Bay County Airport and Industrial District of Panama City, Florida to purchase approximately 708 acres of land which currently houses the Panama City-Bay County International Airport. The Company has placed $56,500,000 into escrow; the transaction will close and title to the land will pass only after the city completes construction of a new airport and moves the airport operations to its new location. Prior to closing, all interest earned on the escrow account is for the benefit of the Company and may be withdrawn at any time. If construction on the new airport has not begun by October 2009, or if construction is not completed by April 2012, the Company has the right to terminate the agreement and receive a full refund of the escrowed funds. If the transaction closes, the Company intends to develop the property into a mixed use community with residential, retail, commercial, educational and office sites.

       The Company owns approximately 30% of the outstanding common stock of HomeFed. In addition, as a result of a 1998 distribution to all of the Company's shareholders, approximately 6.6% and 8.2% of HomeFed is owned by the Company's Chairman and President, respectively. HomeFed is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. Its current development projects consist of two master-planned communities located in San Diego County,
California: San Elijo Hills and a portion of the larger Otay Ranch planning area. The Company accounts for its investment in HomeFed under the equity method of accounting. At December 31, 2007, its investment had a carrying value of $47,200,000, which is included in investments in associated companies. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD); at December 31, 2007, the market value of the Company's investment was $153,400,000.

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

                           Medical Product Development

Business

       At December 31, 2007, the Company owned approximately 87% of Sangart, a biopharmaceutical company principally engaged in developing an oxygen transport agent for various medical uses. From 2003 through December 31, 2007, the Company invested an aggregate of $97,700,000 in Sangart, principally to help fund Sangart's ongoing product development activities (as a development stage company, Sangart does not have any revenues from product sales). Since inception, the Company has recorded Sangart losses of $73,900,000, resulting from product development expenses and Sangart's overhead costs. The Company expects to invest up to an additional $48,500,000 in 2008 upon its exercise of existing warrants, which would increase its ownership interest up to approximately 91%. Sangart became a consolidated subsidiary of the Company in 2005; the book value of the Company's investment in Sangart was $23,800,000 at December 31, 2007.

       In 2002, Sangart commenced human clinical trials of its current product candidate, Hemospan(R), a form of cell-free hemoglobin administered intravenously to treat a variety of medical conditions, including use as an alternative to red blood cell transfusions. A principal function of human blood is to transport oxygen throughout the body, the absence of which can cause organ dysfunction or death. The basis for Sangart's technology is the result of more than 20 years of research in the understanding of how hemoglobin (the oxygen carrier in red blood cells) functions outside of red blood cells in a cell-free environment. Hemospan offers universal compatibility with all blood types and, as compared to red blood cell transfusions, reduced risk of infectious disease transmission and a longer storage life. Hemospan is made from human hemoglobin that is extracted from outdated human blood obtained from accredited blood centers, which is then combined with polyethylene glycol using Sangart's proprietary processes. Sangart's manufacturing process is able to generate approximately three units of Hemospan using a single unit of blood, which serves to expand the supply of donated blood. Sangart owns or exclusively licenses thirteen U.S. patents and has more than thirty applications pending worldwide covering product composition, manufacturing or methods of use.

       Sangart has previously completed five Phase I and Phase II human clinical studies designed to assess product safety and gather early indications of the product's effectiveness. In February 2007, Sangart commenced two Phase III clinical trials that are designed to demonstrate Hemospan's safety and effectiveness in preventing and treating low blood pressure during surgery and in reducing the incidence of operative and postoperative complications. The Phase III studies are being conducted in six countries in Europe and will involve a total of 830 patients. Patient enrollment is expected to be completed in early 2008. Following completion of the Phase III trials, Sangart plans to prepare and submit an application for marketing approval to the appropriate regulatory authorities in Europe in early 2009, with a U.S. application to follow.

       The outcome of the Phase III trials will determine how broad initial marketing approval for Hemospan will be, although the Company can not provide assurance that any approval will be received. If initial marketing approval is for a relatively narrow subset of elective surgery procedures, subsequent clinical trials may be required to evaluate and demonstrate the safety and effectiveness of Hemospan in additional elective surgeries, trauma care, and other circumstances in which delivery of oxygen to tissue provides clinical benefit (e.g., sickle cell disease, strokes and heart attacks). Sangart cannot control either the length of time required for regulatory approval or whether expanded or additional clinical trials will be required. Delays and additional studies could result in additional development cost expenditures.

       Substantially all of the funding needed for Hemospan development has come from sales of Sangart's equity securities. The additional investment the Company expects to make upon the exercise of warrants in 2008, along with additional investment from minority shareholders, would provide Sangart with $50,000,000 which is projected to be sufficient to fund activities through the filing of the application for regulatory approval in Europe. Thereafter, additional funding will be needed prior to regulatory approval and commercial launch; the source of such funding has not as yet been determined.

Competitive Environment

       Hemospan is intended to address the needs of the blood market. Currently there are more than 14,000,000 units of packed red blood cells transfused each year in the U.S., the majority of which are used in treating trauma and elective surgery patients for whom Hemospan may be an alternative. Currently there are no similar products approved for sale in the U.S. or the European Union; however, other companies are developing products that could potentially compete with Hemospan.

       Any successful commercialization of Hemospan will depend on an adequate supply of raw materials, principally blood and polyethylene glycol, at an acceptable quality, quantity and price. Sangart is currently working with potential suppliers of raw materials; however, commitments from suppliers of blood and polyethylene glycol to support a commercial launch are not yet in place and competitors may seek commitments from the same blood suppliers. Sangart leases a 56,700 square foot combination office and manufacturing facility that currently produces Hemospan for its clinical trials. Sangart believes that its current manufacturing facility would have more than enough capacity to support a commercial launch, but significant capital improvements and engineering designs would be required. Alternatively, Sangart may conclude it is more efficient or operationally effective to outsource its manufacturing operations for a commercial launch. In addition to obtaining requisite regulatory approvals and increasing manufacturing capacity for the manufacture and sale of Hemospan, Sangart would have to create sales, marketing and distribution capabilities prior to any commercial launch of this product, either directly or in partnership with a service provider.

Government Regulation

       As a product intended for medical use, clinical trials, marketing approval, manufacturing and distribution of Hemospan is highly regulated. An application for marketing approval may only be made after the safety and effectiveness of the product has been demonstrated, including through human clinical trial data. In the U.S., the U.S. Food and Drug Administration regulates medical products, including the category known as "biologics", which includes Hemospan. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Hemospan.

       In Europe, each country has its own agency that regulates clinical trials. However, the Committee for Medicinal Products for Human Use ("CHMP"), which is administered by the European Agency for the Evaluation of Medicinal Products, is an EU-wide regulatory body. Following completion of clinical trials, marketing approval can be granted either by a centralized application through CHMP, or on a decentralized basis by one or more selected countries. Sangart is currently considering which path will best fit its needs and objectives.

                                Other Operations

Wineries

       The Company owns two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon. Pine Ridge, which was acquired in 1991, has been conducting operations since 1978, while the Company started Archery Summit in 1993. Since acquisition, the Company's investment in winery operations has grown, principally to fund the acquisition of land for vineyard development and to increase production capacity and storage facilities at both of the wineries. It can take up to five years for a new vineyard property to reach full production and, depending upon the varietal produced, up to three years after grape harvest before the wine can be sold. The Company controls 229 acres of vineyards in Napa Valley, California and 116 acres of vineyards in the Willamette Valley of Oregon, substantially all of which are owned and producing grapes. The Company believes that its vineyards are located in some of the most highly regarded appellations of the Napa and Willamette Valleys. At December 31, 2007, the Company's combined net investment in these wineries was $70,000,000. The wineries sold approximately 68,000 9-liter equivalent cases of wine generating revenues of $18,500,000 during 2007 and 81,000 9-liter equivalent cases of wine generating revenues of $19,500,000 during 2006. Additionally, in 2005 and 2006, the Company acquired an aggregate of 611 acres of land in the Horse Heaven Hills of Washington's Columbia Valley, of which approximately 85 acres are currently undergoing vineyard development. At December 31, 2007, the Company's total investment in the Washington property was $5,900,000.

       These wineries primarily produce and sell wines in the very competitive ultra premium and luxury segments of the premium table wine market. The Company's wines are primarily sold to distributors, who then sell to retailers and restaurants. As permitted under federal and local regulations, the wineries have also been placing increasing emphasis on sales direct to consumers, which they are able to do through the internet, wine clubs and at the wineries' tasting rooms. During 2007, direct sales to consumers represented 25% of case sales and 52% of wine revenues. Sales of the Company's wines in California (excluding direct sales to consumers) amounted to approximately 9% of 2007 wine revenues.

       The Company's wines compete with small and large producers in the U.S., as well as with imported wines, and the ultimate consumer has many choices. Demand for wine in the ultra premium and luxury market segments can rise and fall with general economic conditions, and is also significantly affected by grape supply. While the Company's current vineyard holdings in the Napa and Willamette valleys will continue to be the most significant source for its wine products in the immediate future, the Company plans to supplement certain brands with purchased fruit to meet demand for its products and to provide the raw materials for the launch of new products. The demand for the Company's wines is also affected by the ratings given the Company's wines in industry and consumer publications.

       The wineries' production, sales and distribution activities are subject to regulation by agencies of both federal and state governments. Many states have historically prohibited or restricted sales of wine direct to consumers by producers that are located in another state, even though the same states may permit in-state producers to ship direct to in-state consumers. In 2005, the U.S. Supreme Court decided that such discriminatory state direct shipment laws violated the Commerce Clause of the U.S. Constitution. As a result, many states have revised their laws to allow both in-state and out-of-state wineries to ship directly to consumers. Other states have prohibited direct-to-consumer sales by in-state and out-of-state wineries. Overall, these changes have improved the Company's ability to sell wine directly to consumers.

Energy Projects

         During the past few years, the Company has been incurring costs to investigate and evaluate the development of a number of large scale domestic energy projects. Certain of the large scale projects employ gasification technology to convert different types of low grade fossil fuels into clean energy products. The Company has also invested in certain energy projects that do not employ gasification technologies, one of which is described below. The Company has expensed costs to investigate and evaluate its various energy projects of $22,400,000, $8,300,000 and $1,600,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

         Although there are a number of large scale projects the Company is currently investigating, the Company is not obligated to develop any of the projects, and no assurance can be given that the Company will be successful in fully developing any of these projects. Any project that the Company might develop would likely require a significant equity investment by the Company, the acquisition of substantial non-recourse borrowings to build the projects (total development costs for these types of projects range from $1 billion to $3 billion), the procurement of purchase commitments for long-term supplies of feedstock, long-term commitments from purchasers of the output, and significant technological and engineering expertise to implement. The investigation, evaluation and financing of these large scale projects take years to complete. Other than as described below, the Company does not expect that any of the projects it is currently working on would reach the financing stage in the next 12 to 18 months, if ever.

         The Company is currently evaluating a gasification project, which would be built in Louisiana. The initial feasibility work has been completed; however, the continued investigation and possible development of this project is dependent upon the issuance of $1,000,000,000 principal amount of tax exempt bond financing by a Louisiana state agency and the satisfaction of certain other conditions. The bonds have been allocated to the Company's project but have not as yet been issued. In addition, significant additional financing will have to be raised from third parties and a significant equity contribution from the Company would be required.

        A subsidiary of the Company has acquired a leasehold interest and certain permits to construct and operate an onshore liquefied natural gas ("LNG") receiving terminal and associated facilities on the Skipanon Peninsula near the confluence of the Skipanon and Columbia Rivers in Warrenton, Clatsop County, Oregon. The project includes construction of an offshore slip and berth for offloading LNG carriers, onshore facilities to receive and store up to 480,000 cubic meters of LNG and vaporizers to regasify LNG at a baseload rate of 1 billion standard cubic feet per day ("bscfd") with a peak rate of 1.5 bscfd. The current plan includes construction of an approximate 120 mile long 36-inch diameter natural gas pipeline to transport regasified natural gas to the U.S. natural gas transmission grid, which in turn will interconnect with other natural gas pipelines, including the interstate transmission system of Williams Northwest Pipeline at the Molalla Gate Station. Numerous regulatory permits and approvals and acquisition of rights of way for the pipeline will be required before project construction can commence; construction of the receiving terminal and associated facilities is expected to begin in the fourth quarter of 2009 and construction of the pipeline is expected to begin in the fourth quarter of 2010. Completion of the project is also subject to obtaining significant financing from third parties; the current estimated project cost is $1,300,000,000.

                                Other Investments

Jefferies High Yield Holdings, LLC ("JHYH")

         During 2007, the Company and Jefferies formed JHYH, a newly formed entity, and the Company and Jefferies each committed to invest $600,000,000. The Company has invested $250,000,000 in cash plus its $100,000,000 investment in JPOF II; its remaining $250,000,000 commitment will be funded at the sole discretion of Jefferies. JHYH owns Jefferies High Yield Trading, LLC ("JHYT"), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT does not invest or make markets in sub-prime residential mortgage securities.

         Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH's board, and each own 50% of the voting securities. The organizational documents also permit passive investors to invest up to $800,000,000. Jefferies also received additional JHYH securities entitling it to 20% of the profits. The voting and non-voting interests are entitled to a pro rata share of the profits of JHYH, and are mandatorily redeemable in 2013, with an option to extend up to three additional one-year periods. Under generally accepted accounting principles ("GAAP"), JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary. The Company accounts for its investment in JHYH under the equity method of accounting. At December 31, 2007, JHYH had total assets of $1,200,000,000 and reported net income of $14,400,000. The Company's share of JHYH's net income was $4,300,000 during 2007.

         For the period from January 1, 2007 through March 31, 2007, and for the years ended December 31, 2006 and 2005, the Company recorded income under the equity method of accounting from its investment in JPOF II of $3,000,000, $26,200,000 and $23,600,000, respectively, all of which was distributed to the Company shortly after the end of each period. Over the seven years the Company had its investment in JPOF II, the weighted average return on investment was approximately 20% per year.

Fortescue

       The Company has invested an aggregate of $452,200,000 in Fortescue's Pilbara iron ore and infrastructure project in Western Australia, including expenses. In exchange for its cash investment, the Company has received 277,986,000 common shares of Fortescue (split adjusted), representing approximately 9.9% of the outstanding Fortescue common stock, and a $100,000,000 note of FMG that matures in August 2019. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas. The note is unsecured and subordinate to the project's senior secured debt referred to below. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Company's investment in the Fortescue common shares is classified as a non-current available for sale investment and carried at market value as of each balance sheet date. At December 31, 2007, the market value of the Fortescue common shares was $1,824,700,000.

         For accounting purposes, the Company allocated its initial Fortescue investment to the common shares acquired (based on the market value at acquisition), a 13 year zero-coupon note and a prepaid mining interest. The zero-coupon note was recorded at an estimated initial fair value of $21,600,000, representing the present value of the principal amount discounted at 12.5%. The prepaid mining interest of $184,300,000 has been classified with other non-current assets, and will be amortized to expense as the 4% of revenue is earned. Cash interest payments on the note may lag the period interest is earned due to covenants contained in the project's senior secured debt. Any interest that is not paid when accrued will earn simple interest at 9.5%.

       The project information presented in the paragraphs below was obtained from Fortescue's website, (http://www.fmgl.com.au/), which contains substantial additional information about Fortescue and the project. In April 2006, Fortescue announced a proved reserve estimate of 121 million metric tons of iron ore and a probable reserve estimate of 932 million metric tons of iron ore, in accordance with the Australasian Joint Ore Reserves Committee code. This reserve estimate is solely for the Cloud Break and Christmas Creek mining tenements, which cover an area of approximately 770 square kilometers. Fortescue has additional tenements in the Pilbara region of Western Australia, and in November 2007 announced an additional 1 billion metric tons of inferred resources in the Solomon area. Although Fortescue has received all major approvals required under the various governmental, environmental, and native title processes for the Cloud Break and Christmas Creek tenements, it does not possess the approvals or financing necessary for mining activities at its other tenements. Mining revenues derived from the Solomon area or other tenements do not increase the interest payable to the Company on the FMG note.

         Fortescue's initial feasibility study was commissioned to identify a quantity and quality of iron ore that would support an initial mine plan that produces 45 million metric tons per annum ("mtpa") for a 20 year period. Fortescue has since launched an optimization program and increased its base mining plan to 55 mtpa. Fortescue has announced agreements with third parties, including relationships with the largest Chinese steel mills, which intend to purchase all of the initial 45 mtpa production as well as an additional 50 mtpa of expansion tonnage. These agreements reference the "benchmark price" for premium Pilbara iron ore which is set annually based on the first negotiated price between any of the world's largest steel mills and one of the world's three largest iron ore producers. As of February 14, 2008, the benchmark price for the year beginning in April 2008 had not yet been set; however, a substantial increase is expected.

         In addition to the Company's investment and equity investments from other parties, Fortescue raised $2,051,000,000 of senior secured debt to fund the construction of the project, which includes a 260 kilometer railroad, port and related port infrastructure at Port Hedland, Australia, as well as a crushing and screening plant, access roads and other infrastructure at the mine site. At the end of 2007, Fortescue announced that construction on the rail, port, and mine site was approximately 80% complete and that it expects to begin shipping ore in May 2008. The forecasted final cost for the infrastructure associated with the mine, rail and port, which is reported monthly, aggregates A$2,765,000,000 ($2,494,000,000 at exchange rates in effect on February 14, 2008).

Goober Drilling

       During 2006, the Company acquired a 30% limited liability company interest in Goober Drilling for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $126,000,000 to finance new rig equipment purchases and construction costs and to repay existing debt. During 2007 the Company increased its equity interest to 50% for additional payments aggregating $45,000,000. In addition, the credit facility was amended to increase the borrowing capacity to $138,500,000 and the interest rate to LIBOR plus 5%, the Company provided Goober Drilling with an additional secured credit facility of $45,000,000 at an interest rate of LIBOR plus 10%, and the Company provided another secured credit facility of $15,000,000 at an interest rate at the greater of 8% or LIBOR plus 2.6%. At December 31, 2007, the aggregate outstanding loan amount was $171,000,000 excluding accrued interest. The additional funding was required due to increased raw material and labor costs to construct the new rigs and working capital needs due to delays in rig construction.

       Goober Drilling is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides drilling services to oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S., primarily in Oklahoma and Texas. The majority of wells drilled are natural gas wells. Goober Drilling, which has been in business since 1991, typically generates revenues through drilling contracts based on daily rates, footage (charged by depth of the well) or based on a turnkey contract (fixed price to drill a well). In 2007, the majority of drilling services were performed on a "day work" or daily rate basis. Goober Drilling supplies the drilling rig and all ancillary equipment and drilling personnel.

       Goober Drilling's business volume and profitability is significantly affected by the actual and anticipated price of natural gas and levels of natural gas in storage. The natural gas exploration and production industry is cyclical and the level of exploration and production activity has historically been very volatile. During periods of lower levels of drilling activity, price competition for drilling services tends to increase which may result in reduced revenues and profitability; conversely, during periods of increased drilling activity drilling rigs are in demand often resulting in higher prices and contractual commitments from customers to obtain exclusive use of a particular rig for a longer term. Seasonality does not significantly impact Goober Drilling's business or operations. During 2007, profitability was adversely impacted by mixed views of future natural gas prices, an oversupply of rigs in the marketplace and the construction and other delays experienced in getting new rigs into the marketplace.

       As of December 31, 2007, Goober Drilling had 36 drilling rigs, of which 17 are under contract for a 1 to 3 year term, 2 are operating under term contracts which will expire within the next 12 months, 8 are under well-to-well contracts with specific customers, 7 are "floaters" or rigs that are made available on the spot market and 2 are small older rigs not currently in use. In addition, the company has committed to purchase one additional rig which will be made available on a spot basis until a contract is secured. Goober Drilling expects that the one remaining purchased rig, which has yet to be delivered, will be operational during the first quarter of 2008.

       The contract drilling business is highly competitive. Customers award contracts to contract drillers based on factors such as price, rig availability, quality of service, proximity to the well site, experience with the specific geological formation, condition and type of equipment, reputation, safety of operations and customer relationships. Contracts for drilling services may be awarded based solely on price.

CLC

       CLC is a Spanish company that holds the exploration and mineral rights to the Las Cruces copper deposit in the Pyrite Belt of Spain. It was a consolidated subsidiary of the Company from its acquisition in September 1999 until August 2005, at which time the Company sold a 70% interest to Inmet, a Canadian-based global mining company traded on the Toronto stock exchange (Symbol: IMN). Inmet acquired the interest in CLC in exchange for 5,600,000 newly issued Inmet common shares, representing approximately 11.6% of Inmet's current outstanding common shares. Although the Inmet shares have registration rights, they may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee discussed below. The Inmet shares are reflected on the Company's consolidated balance sheet at their fair value on the date they were received of approximately $78,000,000; at December 31, 2007, the market value of the Inmet shares was $451,800,000. The Company retains a 30% interest in CLC.

       CLC entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2007, approximately $126,900,000 was outstanding under the senior secured credit facility and (euro)24,000,000 was outstanding under the senior secured bridge credit facility. The Company and Inmet have also committed to provide financing to CLC which is currently estimated to be (euro)239,000,000 ($350,000,000 at exchange rates in effect on February 14, 2008), of which the Company's share will be 30% ($80,000,000 of which has been loaned as of December 31, 2007). CLC's senior secured credit facilities restrict CLC's ability to make distributions to Inmet and the Company; assuming CLC achieves its mining plan the Company would not expect to receive distributions before 2010.

       A May 2005 technical report prepared by Pincock, Allen & Holt, an independent engineering company, indicated proven and probable reserves at the Las Cruces deposit of approximately 16 million metric tons of copper ore at an average grade of 6.6% copper. The capital costs to build the project have been estimated at (euro)463,000,000 ($678,000,000 at exchange rates in effect on February 14, 2008), including working capital, land purchases, and contingencies, but excluding reclamation bonding requirements, inflation, interest during construction, cost overruns and other financing costs. The capital cost estimate assumed mine production would commence April 1, 2008; however, due to a variety of factors CLC now expects to begin commercial production in the fourth quarter of 2008 and reach full mine production in early 2009. For each month mine production is delayed after April 1, 2008, capital costs are expected to increase by approximately (euro)4,000,000 until production begins. Cash operating costs per pound of copper produced over the life of the mine are expected to average (euro)0.49 per pound ($0.72 per pound) of copper produced. The project's capital and operating costs will be paid for in euros, while copper revenues during the life of the mine are currently based on the U.S. dollar. In order to minimize its exposure to currency fluctuations, CLC has entered into an agreement to swap (euro)171,000,000 of euro denominated debt into $215,000,000 of U.S. dollar denominated debt once construction of the mine is complete.

Other

       In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square, a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The stated objective of Pershing Square is to create significant capital appreciation by investing in Target Corporation. For the period from investment to December 31, 2007, the Company recorded losses of $85,500,000 from this investment under the equity method of accounting, principally resulting from declines in the market value of Target Corporation's common stock. At December 31, 2007, the book value of the Company's investment in Pershing Square was $114,500,000.

       In January 2007, the Company invested $74,000,000 in Highland Opportunity, a limited partnership which principally invests through a master fund in mortgage-backed and asset-backed securities. During 2007, the Company recorded pre-tax losses from this investment under the equity method of accounting of $17,600,000; at December 31, 2007, the book value of the Company's investment in Highland Opportunity was $57,400,000.

       In January 2007, the Company invested $25,000,000 in Shortplus, a limited partnership which principally invests through a master fund in a short-term based portfolio of asset-backed securities. During 2007, the Company recorded pre-tax income from this investment under the equity method of accounting of $54,500,000; at December 31, 2007, the book value of the Company's investment in Shortplus was $79,500,000.

       In September 2007, the Company invested $75,000,000 in Ambrose, a limited partnership which principally invests through a master fund in anticipated corporate transactions including mergers, acquisitions, recapitalizations and similar events. During 2007, the Company recorded pre-tax losses from this investment under the equity method of accounting of $1,100,000; at December 31, 2007, the book value of the Company's investment in Ambrose was $73,900,000.

       The Company has invested $50,000,000 in Wintergreen, a limited partnership that invests in domestic and foreign debt and equity securities. The Company recorded pre-tax income from this investment under the equity method of accounting of $14,000,000, $11,000,000 and $500,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the book value of the Company's investment in Wintergreen was $75,500,000.

       In 2004, the Company invested $75,000,000 in INTL Consilium Emerging Market Absolute Return Fund, LLC ("INTL"), a limited liability company that is invested in a master fund which primarily invests in emerging markets debt and equity securities. INTL and the master fund are managed and controlled by an investment manager who has full discretion over investment and operating decisions. Under GAAP, INTL is considered a variable interest entity and the Company is the primary beneficiary; as a result, the Company accounts for its investment in INTL as a consolidated subsidiary. The Company has included INTL in its Corporate segment. The Company recorded pre-tax income from this investment of $13,900,000, $5,100,000 and $9,900,000 for the years ended
December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the book value of the Company's investment in INTL was $56,100,000.

       The Company owns approximately 38% of the common stock of Light & Power Holdings Ltd., the parent company of The Barbados Light and Power Company Limited, the primary generator and distributor of electricity in Barbados. At December 31, 2007, the Company's investment of $18,800,000 was accounted for on the cost method of accounting, due to currency exchange restrictions and stock transfer restrictions.

       The Company beneficially owns equity interests representing more than 5% of the outstanding capital stock of each of the following domestic public companies at February 14, 2008 (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934): AmeriCredit Corp. ("ACF") (25%), The FINOVA Group Inc. ("FINOVA") (25%), HomeFed (29.9%) and International Assets Holding Corporation (16.5%). In addition to the Company's equity interests in Fortescue and Inmet discussed above, the Company also owns a 7% equity interest in JZ Equity Partners PLC, a British company traded on the London Stock Exchange.

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

        We are dependent on certain key personnel. We are dependent on the services of Ian M. Cumming and Joseph S. Steinberg, our Chairman of the Board and President, respectively. Messrs. Cumming's and Steinberg's employment agreements with us expire June 30, 2015. These individuals are also significant shareholders of our Company. As of February 14, 2008, Messrs. Cumming and Steinberg and trusts for the benefit of their respective families (excluding certain private charitable foundations) beneficially owned approximately 11.3% and 12.5% of our outstanding common shares, respectively. Accordingly, Messrs. Cumming and Steinberg exert significant influence over all matters requiring approval by our shareholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

        We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and would be adversely affected by a recession. A worsening of general economic or market conditions may result in lower valuations for our businesses or investments or have a negative impact on the credit quality of our assets.

        Declines in the U.S. housing market have reduced revenues and profitability of the manufacturing businesses and may continue to do so.

       Our manufacturing operations are subject to risks associated with increased volatility in raw material prices and availability of key raw materials. If the price for our raw materials continues to increase and we are not able to pass these price increases to our customers, or we are unable to obtain key raw materials, our results of operations will be negatively impacted.

       STi Prepaid may not be able to obtain sufficient or cost-effective termination capacity to particular destinations. This could result in an inability to fulfill customer demands or in higher costs, which could adversely affect revenues and margins.

       Pricing on STi Prepaid's prepaid phone card business is highly sensitive to price declines and subject to intense competition. We believe in some instances our competitors offer or appear to offer rates to consumers that are below their cost in order to gain market share. This type of pricing by one or more of our competitors can adversely affect our revenues and profits.

       STi Prepaid relies on independent distributors to generate revenues, who may not devote sufficient efforts to promote and sell our products rather than the products of our competitors.

       The Hard Rock Biloxi is a new business with no operating history, and Premier does not have any experience operating a gaming facility. If Premier is unable to manage the risks inherent in the establishment of a new business enterprise, it would negatively impact operating results.

       Increases in mortgage interest rate levels or decreases in available consumer credit could reduce consumer demand for certain of our real estate development projects.

       The Company's current and future investment in Sangart is subject to certain regulatory risks and costs, as well as risks associated with the operation of a new business without a proven track record. Sangart's activities are subject to extensive government regulation and Sangart cannot generate any revenue without regulatory approval of its products. Sangart is also subject to all of the risks inherent in establishing a new business.

       Sangart's Hemospan product is subject to competition from other products under development. There are other companies developing products for the same market that Sangart is targeting, and if they are successful in bringing their product to market before Sangart it may significantly impair Sangart's ability to compete in the same market segment.

       Sangart's success depends on its ability to obtain, maintain and defend patent protection for its products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. The patent positions of biopharmaceutical companies, such as Sangart, are generally uncertain and involve complex legal and factual questions. If Sangart's intellectual property positions are challenged, invalidated, circumvented or expire, or if Sangart fails to maintain its third-party intellectual property licenses in good standing, its ability to successfully bring Hemospan to market would be adversely affected, it could incur monetary liabilities or be required to cease using the technology or product in dispute.

       Goober Drilling's revenues and profitability are impacted by natural gas supplies and prices and the supply of drilling rigs in the marketplace. During periods of decreased demand for natural gas, Goober Drilling's rig utilization will decline and its competitors may also have excess capacity in the marketplace, which would adversely impact Goober Drilling's revenues and profitability.

       The Company has a substantial investment in ACF, a company that makes automobile loans to sub-prime and other borrowers. If ACF's loan losses increase or its ability to make new loans and grow its business is impaired, its revenues and profits would decline, adversely affecting the value of the Company's investment.

       The Company has substantial investments in Fortescue, Inmet and CLC, entities which are engaged in the mining of base metals (principally iron ore and copper), the prices of which have recently been at record levels. If these prices decline or delays occur in bringing the mines into production, the value of the Company's investments would decline.

       We could experience significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees in our operating businesses.

       From time to time we are subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations. The Company and its subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position or liquidity. However, adverse determinations in specific legal matters could have a material adverse impact on the Company's consolidated financial position or results of operations.

        We may not be able to generate sufficient taxable income to fully realize our deferred tax asset. At December 31, 2007, we have recognized a deferred tax asset of $1,138,100,000. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the deferred tax asset.

        We may not be able to insure certain risks economically. We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers or reinsurers will be financially viable if we make a claim. If an uninsured loss or a loss in excess of insured limits should occur, results of operations could be adversely affected.

        We may reduce or cease to pay dividends on our common shares. On a split adjusted basis, we paid cash dividends of $0.25 per common share in 2007 and 2006 and $0.125 per common share in 2005. However, we cannot assure you that we will pay dividends on our common shares in the future or, if we do, the amount of such dividends. The payment of dividends on our common shares in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, the availability of our NOLs, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant. In connection with the declaration of dividends or the making of distributions on, or the purchase, redemption or other acquisition of our common shares, we are required to comply with certain restrictions contained in certain of our debt instruments.

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

Item 1B. Unresolved Staff Comments.
-------  -------------------------

       Not applicable.

Item 2.  Properties.
------   ----------

       Real estate investments that are part of the Company's Domestic Real Estate segment are described in Item 1 of this Report. Idaho Timber's plants and sawmills, which are the principal properties used in its business are described in Item 1 of this Report.

       Through its various subsidiaries, the Company owns and utilizes office space in Salt Lake City, Utah for corporate and other activities (totaling approximately 31,900 square feet). Subsidiaries of the Company own facilities primarily used for plastics manufacturing located in Georgia, Virginia and Genk, Belgium (totaling approximately 457,300 square feet), facilities and land in California, Oregon and Washington used for winery operations (totaling approximately 110,800 square feet and 1,007 acres, respectively) and facilities and land in Florida and South Carolina used for property management and services (totaling approximately 60,600 square feet and 13 acres, respectively).

       Premier's Hard Rock Hotel & Casino facility is approximately 592,000 square feet and is located on an 8.5 acre site which includes land that is owned by Premier and adjacent water bottom which is leased from the State of Mississippi.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

       Not applicable.

Item 10. Executive Officers of the Registrant.
-------  ------------------------------------

       All executive officers of the Company are elected at the organizational meeting of the Board of Directors of the Company held annually and serve at the pleasure of the Board of Directors. As of February 14, 2008, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:



Name                                Age              Position with Leucadia         Office Held Since
----                                ---              ----------------------         -----------------

Ian M. Cumming                       67              Chairman of the Board          June 1978
Joseph S. Steinberg                  64              President                      January 1979
Thomas E. Mara                       62              Executive Vice President       May 1980
Joseph A. Orlando                    52              Vice President and             January 1994;
                                                        Chief Financial Officer        April 1996
Barbara L. Lowenthal                 53              Vice President and             April 1996
                                                        Comptroller
Justin R. Wheeler                    35              Vice President                 October 2006
Joseph M. O'Connor                   32              Vice President                 May 2007
Rocco J. Nittoli                     49              Vice President and             September 2007;
                                                        Treasurer                       May 2007


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

       Mr. Steinberg has served as a director of the Company since December 1978 and as President of the Company since January 1979. In addition, he has served as a director of HomeFed since August 1998 (Chairman since December 1999) and FINOVA since August 2001. He has served as a director of Fortescue since August 2006.

       Mr. Mara joined the Company in April 1977 and was elected Vice President of the Company in May 1977. He has served as Executive Vice President of the Company since May 1980 and as Treasurer of the Company from January 1993 to May 2007. In addition, he has served as a director and Chief Executive Officer of FINOVA since September 2002 and as a director of Inmet since August 2005.

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

       Mr. O'Connor joined the Company in August 2001 and has served as Vice President of the Company since May 2007.

       Mr. Nittoli joined the Company in September 1997, and has served in a variety of capacities in the Company's subsidiaries and as Treasurer of the Company since May 2007, and as Vice President of the Company since September 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------   ------------------------------------------------------------------

       The common shares of the Company are traded on the NYSE under the symbol LUK. The following table sets forth, for the calendar periods indicated, the high and low sales price per common share on the consolidated transaction reporting system, as reported by the Bloomberg Professional Service provided by Bloomberg L.P.

                                                                                 Common Share
                                                                                 ------------
                                                                             High              Low
                                                                             ----              ---

         2006
         ----
         First Quarter                                                     $29.93             $23.26
         Second Quarter                                                     32.62              27.67
         Third Quarter                                                      29.31              25.07
         Fourth Quarter                                                     29.35              25.52

         2007
         ----
         First Quarter                                                     $30.27             $26.61
         Second Quarter                                                     36.87              29.33
         Third Quarter                                                      49.14              35.78
         Fourth Quarter                                                     51.62              42.77

         2008
         ----
         First Quarter (through February 14, 2008)                         $47.92             $39.53


       As of February 14, 2008, there were approximately 2,537 record holders of the common shares.

       On a split adjusted basis, the Company paid cash dividends of $0.25 per common share in 2007 and 2006 and $0.125 per common share in 2005. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

       The Company's purchases of its common shares during the fourth quarter of 2007 were as follows:


                                   ISSUER PURCHASES OF EQUITY SECURITIES

                                                                        Total Number of
                                                                       Shares Purchased      Approximate
                                                                          as Part of       Dollar Value of
                                                                           Publicly        Shares that May
                                         Total Number      Average      Announced Plans    Yet Be Purchased
                                          of Shares      Price Paid           or           under the Plans
                                        Purchased (1)     Per Share        Programs          or Programs
                                        -------------     ---------        ---------         -----------

  October 1 to October 31                      1,215         $49.55           --            $      --
                                        ------------                     ------------

  Total                                        1,215                           --
                                        ============                     ============


(1) Consists of common shares received from an employee to exercise stock options. Shares were valued at the market price at the date of the option exercise.

         The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In March 2007, the Company's Board of Directors increased to 12,000,000 the maximum number of shares that the Company is authorized to purchase. At December 31, 2007, the Company is authorized to purchase 11,995,285 common shares.

Stockholder Return Performance Chart
------------------------------------

         Set forth below is a chart comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 1500 Industrial Conglomerates Index for the period commencing December 31, 2002 to December 31, 2007. Index data was furnished by Standard & Poor's Compustat Services, Inc. The chart assumes that $100 was invested on December 31, 2002 in each of our common stock, the S&P 500 Index, and the S&P 1500 Industrial Conglomerates Index and that all dividends were reinvested.

                                            Total Return To Shareholders
                                        (Includes reinvestment of dividends)


                                                                                     ANNUAL RETURN PERCENTAGE
                                                                                           Years Ending

              Company / Index                                             Dec03      Dec04       Dec05       Dec06      Dec07
              ----------------                                            -----      -----       -----       -----      -----
              Leucadia National Corporation                               24.23      51.53        3.00       19.89      67.91
              S&P 500 Index                                               28.68      10.88        4.91       15.79       5.49
              S&P 1500 Industrial Conglomerates                           34.88      19.15       -3.70        8.69       4.27

                                                                                         INDEXED RETURNS
                                                            Base                           Years Ending
                                                           Period
              Company / Index                              Dec02          Dec03      Dec04       Dec05       Dec06      Dec07
              ---------------                              ------        ------     ------      ------      ------     ------
              Leucadia National Corporation                 100          124.23     188.24      193.89      232.46     390.32
              S&P 500 Index                                 100          128.68     142.69      149.70      173.34     182.86
              S&P 1500 Industrial Conglomerates             100          134.88     160.71      154.77      168.22     175.40



Item 6.  Selected Financial Data.
------   -----------------------

       The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.



                                                                                     Year Ended December 31,
                                                             ------------------------------------------------------------------
                                                                2007           2006           2005          2004          2003
                                                                ----           ----           ----          ----          ----
                                                                           (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA: (a)
Revenues and other income (b)                                $1,154,895    $  862,672      $  689,883   $  379,566     $  242,614
Expenses                                                      1,211,983       728,852         555,448      272,742        248,525
Income (loss) from continuing operations before income
  taxes, minority expense of trust preferred securities
  and equity in income (losses) of associated companies         (57,088)      133,820         134,435      106,824         (5,911)
Income from continuing operations before equity in income
  (losses) of associated companies                              502,683        92,049       1,265,473      127,368         25,695
Equity in income (losses) of associated companies, net of
  taxes                                                         (21,875)       37,720         (45,133)      76,479         76,947
Income from continuing operations (c)                           480,808       129,769       1,220,340      203,847        102,642
Income (loss) from discontinued operations, including
  gain on disposal, net of taxes                                  3,486        59,630         415,701      (58,347)        (5,588)
    Net income                                                  484,294       189,399       1,636,041      145,500         97,054


                                                                                    Year Ended December 31,
                                                                ----------------------------------------------------------------
                                                                 2007          2006           2005          2004          2003
                                                                 ----          ----           ----          ----          ----

Per share:
  Basic earnings (loss) per common share:
   Income from continuing operations                              $2.20         $ .60           $5.66        $ .96          $ .56
   Income (loss) from discontinued operations, including
    gain on disposal                                                .02           .28            1.93         (.28)          (.03)
                                                                  -----         -----           -----        -----          -----
    Net income                                                    $2.22         $ .88           $7.59        $ .68          $ .53
                                                                  =====         =====           =====        =====          =====

  Diluted earnings (loss) per common share:
   Income from continuing operations                              $2.09         $ .60           $5.34        $ .93          $ .55
   Income (loss) from discontinued operations, including
    gain on disposal                                                .01           .25            1.80         (.26)          (.03)
                                                                  -----         -----           -----        -----          -----
    Net income                                                    $2.10         $ .85           $7.14        $ .67          $ .52
                                                                  =====         =====           =====        =====          =====

                                                                                          At December 31,
                                                                -----------------------------------------------------------------
                                                                 2007           2006           2005          2004          2003
                                                                 ----           ----           ----          ----          ----
                                                                         (In thousands, except per share amounts)


SELECTED BALANCE SHEET DATA: (a)
  Cash and investments                                      $ 4,216,690     $ 2,657,021   $ 2,687,846  $ 2,080,309    $ 1,403,619
  Total assets                                                8,126,622       5,303,824     5,260,884    4,800,403      4,397,164
  Debt, including current maturities                          2,136,550       1,159,461     1,162,382    1,131,922        682,135
  Shareholders' equity                                        5,570,492       3,893,275     3,661,914    2,258,653      2,134,161
  Book value per common share                                    $25.03          $18.00        $16.95       $10.50         $10.05
  Cash dividends per common share                                $  .25          $  .25        $  .13       $  .13         $  .08

(a) Subsidiaries are reflected above as consolidated entities from the date of acquisition as follows: ResortQuest, June 2007; STi Prepaid, March 2007; Sangart, November 2005; and Idaho Timber, May 2005. As discussed above, Premier is reflected as a consolidated subsidiary from May 2006 until September 2006; it once again became a consolidated subsidiary in August 2007. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

(b)  Includes net securities gains of $95,641,000, $117,159,000, $208,816,000,
     $136,564,000 and $9,928,000 for the years ended December 31, 2007, 2006,
     2005, 2004 and 2003, respectively.

(c) During 2007 and 2005, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 in 2007 and $1,135,100,000 in 2005 of the deferred tax valuation allowance was reversed as a credit to income tax expense. As a result of the favorable resolution of various state and federal income tax contingencies, the income tax provision reflects a benefit of approximately $2,300,000 for 2007, $8,000,000 for 2006, $27,300,000 for 2004 and $24,400,000 for 2003.

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

        In addition to cash and cash equivalents, the Company also considers investments classified as current assets and investments classified as non-current assets on the face of its consolidated balance sheet as being generally available to meet its liquidity needs. Securities classified as current and non-current investments are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a short period of time. As of December 31, 2007, the sum of these amounts aggregated $4,216,700,000. However, since $447,900,000 of this amount is pledged as collateral pursuant to various agreements, represents investments in non-public securities or is held by subsidiaries that are party to agreements which restrict the Company's ability to use the funds for other purposes (including the Inmet shares), the Company does not consider those amounts to be available to meet the Parent's liquidity needs. The $3,768,800,000 that is available is comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, U.S. Government-Sponsored Enterprises and other publicly traded debt and equity securities (including the investment in Fortescue common shares discussed below). The investment income realized from the Parent's cash, cash equivalents and marketable securities is used to meet the Parent company's short-term recurring cash requirements, which are principally the payment of interest on its debt and corporate overhead expenses.

        The Parent's only long-term cash requirement is to make principal payments on its long-term debt ($1,923,200,000 principal outstanding as of December 31, 2007), of which $475,000,000 is due in 2013, $350,000,000 is due in
2014, $500,000,000 is due in 2015, $500,000,000 is due in 2017 and $98,200,000
is due in 2027. Historically, the Parent has used its available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this Report, the timing of any future investments and the cost can not be predicted. Should the Company require additional liquidity for an investment or any other purpose, the Parent also has an unsecured bank credit facility of $100,000,000 that matures in 2011 and bears interest based on the Eurocurrency Rate or the prime rate. No amounts are currently outstanding under the bank credit facility. In addition, based on discussions with commercial and investment bankers, the Company believes that it has the ability to raise additional funds under acceptable conditions for use in its existing businesses or for appropriate investment opportunities. The Parent's senior debt obligations are rated two levels below investment grade by Moody's Investors Services and one level below investment grade by Standard & Poor's and Fitch Ratings. Ratings issued by bond rating agencies are subject to change at any time.

        In March 2007, STi Prepaid purchased 75% of the assets of Telco for an aggregate purchase price of $121,800,000 in cash, including expenses. The acquisition cost was principally allocated to components of working capital and to deferred tax assets, including a reduction to the Company's deferred tax valuation allowance of $98,600,000.

       In March 2007, the Company invested an additional $48,500,000 in Sangart (increasing its ownership interest to approximately 87%) principally to fund Sangart's ongoing product development activities. The Company also received warrants for the right (but not the obligation) to invest up to an additional $48,500,000 on the same terms, which if fully invested would increase its ownership interest to approximately 91%. The Company expects to exercise the warrants in 2008.

       In June 2007, the Company completed the acquisition of ResortQuest for $11,900,000, including expenses and working capital adjustments finalized subsequent to the closing date.

       As discussed above, on August 10, 2007, Premier emerged from chapter 11 bankruptcy proceedings and once again became a consolidated subsidiary of the Company. Premier was initially accounted for as a consolidated subsidiary when it was acquired during 2006; however, Premier was deconsolidated on September 19, 2006, when it filed voluntary petitions for reorganization under the bankruptcy code, before the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division. Premier filed its petitions in order to seek the court's assistance in gaining access to Hurricane Katrina-related insurance proceeds which had been denied to Premier by its pre-petition secured bondholders. While in bankruptcy proceedings the Company's investment and loans to Premier were accounted for as an investment in an associated company ($125,600,000 as of December 31, 2006).

       Premier's plan was funded in part with a $180,000,000 senior secured credit facility provided by a subsidiary of the Company. The credit facility matures on February 1, 2012, bears interest at 10 3/4%, is prepayable at any time without penalty, and contains other covenants, terms and conditions similar to those contained in the indenture governing the Premier Notes. Since the plan did not result in any change in ownership of the voting interests in Premier, the Company did not apply "fresh start" accounting and did not treat the reconsolidation of Premier as the acquisition of a business that, under the purchase method of accounting, requires the measurement of assets and liabilities at fair value. Accordingly, the Company reconsolidated the assets and liabilities of Premier upon its emergence from bankruptcy using its historical basis in Premier's assets and liabilities.

       The plan provided for the payment in full of all of Premier's creditors, including payment of principal and accrued interest due to the holders of Premier's 10 3/4% senior secured notes at par (the "Premier Notes"). The holders of the Premier Notes argued that they were entitled to liquidated damages under the indenture governing the Premier Notes, and as such are entitled to more than the principal amount of the notes plus accrued interest that was paid to them at emergence. Although the Company does not agree with the position taken by the Premier noteholders, in order to have the plan confirmed so that Premier could complete reconstruction of its property and open its business without further delay, the Company agreed to fund an escrow account to cover the Premier noteholders' claim for additional damages in the amount of $13,700,000, and a second escrow account for the trustee's reasonable legal fees and expenses in the amount of $1,000,000. Entitlement to the escrows is expected to be determined by the court during 2008. The Company believes it is probable that the court will approve payment of legal fees and expenses and has fully reserved for that contingency. However, the Company does not believe it is probable or remote that the court will find in favor of the Premier noteholders with respect to the additional damages escrow, and any potential loss can not be reasonably estimated. Accordingly, the Company has not accrued a loss for the additional damages contingency.

       Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The new casino was constructed over water on concrete pilings that greatly improved the structural integrity of the facility; however, the threat of hurricanes remains a risk to the repaired and rebuilt facilities. Premier's current insurance policy was bound on April 20, 2007, and provides up to $263,700,000 in coverage for damage to real and personal property including up to $84,100,000 in business interruption coverage. The coverage is led by Underwriters at Lloyds and is comprised of a $20,000,000 primary layer and six excess layers. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. Although the insurance policy is an all risk policy, WCO, which is defined to include damage caused by a named storm, is limited to $130,000,000 with a deductible of $13,200,000. The WCO coverage is subject to mandatory reinstatement of limits for an additional pre-determined premium.

       In March 2007, the Board of Directors increased the number of the Company's common shares that the Company is authorized to purchase. As a result, the Company is authorized to purchase up to 12,000,000 common shares. Such purchases may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without notice. During the three year period ended December 31, 2007, the only common shares acquired by the Company were from employees in connection with the employees' exercise of stock options. As of February 14, 2008, the Company is authorized to repurchase 11,995,285 common shares.

       In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Senior Notes due 2017 in a private placement transaction. Net proceeds after payment of underwriting fees were $490,000,000. Pursuant to an exchange offer, these notes were subsequently exchanged for a new issue of debt securities registered under the Securities Act, with terms identical to those of the 7 1/8% Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest).

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

       During 2007, the Company increased its equity interest in Goober Drilling to 50% for additional payments aggregating $45,000,000. In addition, the senior secured credit facility was amended to increase the borrowing capacity to $138,500,000 and the interest rate to LIBOR plus 5%, the Company provided Goober Drilling with an additional secured credit facility of $45,000,000 at an interest rate of LIBOR plus 10%, and the Company provided another secured credit facility of $15,000,000 at an interest rate at the greater of 8% or LIBOR plus 2.6%. At December 31, 2007, the aggregate outstanding loan amount was $171,000,000 excluding interest. The additional funding was required due to increased raw material and labor costs to construct the new rigs and working capital needs due to delays in rig construction. The Company's investment in Goober Drilling is classified as an investment in an associated company.

        In April 2007, the Company and Jefferies expanded and restructured the Company's equity investment in JPOF II, one of several entities managed by Jefferies that invested capital in Jefferies' high yield trading business. The Company committed to invest $600,000,000 in a newly formed entity, JHYH, Jefferies committed to invest the same amount as the Company, and passive investors may invest up to $800,000,000 in the aggregate over time. In April 2007, after regulatory approval for the new venture was received, the Company contributed $250,000,000 to JHYH along with its $100,000,000 investment in JPOF II; the timing of the Company's remaining $250,000,000 contribution is at the sole discretion of Jefferies. The Company's investment in JHYH is classified as an investment in an associated company.

        The Company has invested an aggregate of $452,200,000 in Fortescue's Pilbara iron ore and infrastructure project in Western Australia ($44,200,000 in 2007 and $408,000,000 in 2006), including expenses. In exchange for its cash investment, the Company has received 277,986,000 common shares of Fortescue (split adjusted), representing approximately 9.9% of the outstanding Fortescue common stock, and a $100,000,000 note of FMG that matures in August 2019. Interest on the note is calculated as 4% of the revenue, net of government royalties, invoiced from the iron ore produced from the project's Cloud Break and Christmas Creek areas. The note is unsecured and subordinate to the project's senior secured debt. Fortescue is a publicly traded company on the Australian Stock Exchange, and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Company's investment in the Fortescue common shares is classified as a non-current available for sale investment and carried at market value as of each balance sheet date. At December 31, 2007, the market value of the Fortescue common shares was $1,824,700,000.

        Over the past few years, the Company has invested in various limited partnerships or limited liability companies that are engaged in investing and/or securities transactions activities whose investment decisions are at the sole discretion of the entity's general partner or managing member. These investments include Pershing Square ($200,000,000 in 2007), Ambrose ($75,000,000 in 2007),
Highland Opportunity ($74,000,000 in 2007), Shortplus ($25,000,000 in 2007) and Wintergreen (a total of $50,000,000 invested during 2006 and 2005), each of which is classified as an investment in associated companies.

        As of February 25, 2008, the Company had acquired or had the right to acquire 25.6% of the outstanding voting securities of ACF, a company listed on the NYSE (Symbol: ACF), for aggregate cash consideration of $373,900,000 ($70,100,000 was invested as of December 31, 2007). ACF is an independent auto finance company that is in the business of purchasing and servicing automobile sales finance contracts, predominantly to consumers who are typically unable to obtain financing from other sources. ACF has historically funded its auto lending activities through the transfer of loans in securitization transactions. The Company also has the right to vote certain shares owned by another party; in total, the Company has acquired or has the right to acquire the ability to vote 26.5% of ACF's outstanding voting securities. In February 2008, with the acquisition of sufficient ACF shares that gave the Company the ability to exercise significant influence, the Company elected to account for its investment in ACF on a fair value basis pursuant to Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115."

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

       Net cash of $18,400,000 was used for operating activities during 2007 as compared to $91,500,000 of net cash provided by operating activities during 2006. The change reflects decreased collections of receivables and distributions of earnings from associated companies, increased income tax payments and greater corporate overhead expenses. The change in operating cash flows also reflects increased funds generated from activity in the trading portfolio, decreased payment of incentive compensation and decreased defined benefit pension plan contributions. During 2006, cash provided by operating activities reflects the collection of the balance of certain receivables from AT&T Inc. ($198,500,000). The AT&T receivables resulted from a termination agreement entered into between the Company's former telecommunications subsidiary, WilTel, and its largest customer during 2005. In 2007, distributions from associated companies principally include earnings distributed by JPOF II ($29,200,000) and EagleRock ($15,000,000). In 2006, distributions from associated companies principally include earnings distributed by JPOF II ($23,600,000) and EagleRock ($48,200,000). Contributions to the defined benefit pension plans were $50,100,000 in 2006; no material contributions were made in 2007.

        Funds used for operating activities during 2007 include the results of companies acquired during 2007, STi Prepaid and ResortQuest, for the period they were owned by the Company, and the results of Premier following its reconsolidation in the third quarter of 2007. STi Prepaid's telecommunications operations generated funds from operating activities of $26,700,000 and the Company's property management and services segment generated funds of $3,700,000. While it was a consolidated subsidiary, Premier used funds of $38,500,000 in 2007 and $25,900,000 in 2006. Funds provided by the Company's manufacturing segments decreased to $25,300,000 in 2007 as compared to $45,300,000 in 2006, reflecting reduced profitability. Funds used by Sangart, a development stage company, increased to $24,800,000 during 2007 from $19,400,000 during 2006. Funds provided by operating activities for 2006 also include $9,100,000 of funds used by discontinued operations.

        Net cash provided by operating activities decreased by $229,600,000 in 2006 as compared to the prior year, due principally to no 2006 cash flows from WilTel, which was sold in December 2005, reduced distributions of earnings from associated companies, reduced funds generated from activity in the trading portfolio, payment of incentive compensation and increased defined benefit pension plan contributions. In addition, funds provided by operating activities during 2006 reflect a $19,400,000 use of funds by Sangart, a development stage company which became a subsidiary in November 2005. During 2006, cash provided by operating activities reflect the collection of the balance of certain receivables from AT&T discussed above. WilTel's cash flow from operating activities for the 2005 period prior to its sale was $278,500,000. In 2006, distributions from associated companies principally include earnings distributed by EagleRock ($48,200,000) and JPOF II ($23,600,000). In 2005, distributions from associated companies principally resulted from JPOF II ($16,200,000) and the sale of Union Square, two entities in which the Company had non-controlling equity interests. In May 2005, these entities sold their respective interests in an office complex located on Capitol Hill in Washington, D.C.; the Company's share of the net proceeds was $73,200,000. Contributions to the defined benefit pension plans were $50,100,000 in 2006 as compared to $21,800,000 in 2005. The current status of the Company's frozen defined benefit pension plans is more fully discussed below.

        Net cash flows used for investing activities were $957,400,000 in 2007 and $186,200,000 in 2006; net cash flows provided by investing activities were $22,600,000 in 2005. During 2007, acquisitions, net of cash acquired principally include assets acquired by STi Prepaid ($85,400,000) and ResortQuest ($9,700,000) and cash acquired upon the reconsolidation of Premier ($17,300,000). During 2006, acquisitions, net of cash acquired principally include the acquisition of Premier ($105,700,000). During 2005, acquisitions, net of cash acquired principally include ATX Communications, Inc. ("ATX") ($12,500,000), Idaho Timber ($133,500,000) and NSW, LLC U.S. ("NSW"), an
acquisition by Conwed Plastics ($26,600,000). During 2006, proceeds from the disposal of discontinued operations net of expenses and cash sold were $120,200,000, principally reflecting the sale of Symphony Healthcare Services, LLC ("Symphony") and ATX and the resolution of WilTel's working capital adjustment relating to the December 2005 sale of WilTel. During 2005, proceeds from the disposal of discontinued operations net of expenses and cash sold principally reflect the sales of WilTel ($357,100,000) and the Waikiki Beach hotel ($95,200,000). During 2007, funds provided by the disposal of real estate, property and equipment and other assets include the sale of WilTel's former headquarters building for $53,500,000. During 2006, funds provided by the disposal of real estate, property and equipment and other assets include the sale of 8 acres of unimproved land in Washington, D.C. by 711 Developer, LLC ("Square 711"), a 90% owned subsidiary of the Company, ($75,700,000) and the sale of two associated companies ($56,400,000). Investments in associated companies include JHYH ($250,000,000), Pershing Square ($200,000,000), Goober Drilling ($108,000,000), Ambrose ($75,000,000), Highland Opportunity ($74,000,000), Shortplus ($25,000,000), CLC ($53,500,000) and Premier
($160,500,000) in 2007, Goober Drilling ($188,000,000), Safe Harbor Domestic Partners L.P. ("Safe Harbor") ($50,000,000), Wintergreen ($30,000,000) and CLC ($12,100,000) in 2006, and Wintergreen ($20,000,000) in 2005. Capital
distributions from associated companies principally include Goober Drilling ($33,200,000) and Safe Harbor ($25,000,000) in 2007.

        As a result of the sale of WilTel, the Company's use of funds for property, equipment and leasehold improvements declined significantly in 2007 and 2006; funds used for WilTel's acquisition of property, equipment and leasehold improvements totaled $96,100,000 in 2005. During 2007, the change in restricted cash principally results from the $56,500,000 escrow deposit made in connection with the Panama City real estate project. Pursuant to the indenture governing the Premier Notes, Premier was required to put insurance proceeds it collected into restricted accounts, which is the principal reason for the net change in restricted cash during 2006. Premier's cash flow activity is reflected in the Company's 2006 consolidated statement of cash flows only during the period it was a consolidated subsidiary (April through September 2006).

        Net cash provided by financing activities was $1,145,500,000 in 2007 and net cash used for financing activities was $5,200,000 in 2006 and $442,700,000 in 2005. During 2007, issuance of debt, net of expenses, includes $500,000,000 principal amount of 7 1/8% Senior Notes and $500,000,000 principal amount of 8 1/8% Senior Notes. Issuance of debt during 2006 and 2005 principally relates to repurchase agreements, which are discussed below. During 2005, funds were used to retire customer banking deposits of the Company's former banking and lending operations (which have been run-off) as they became due and the remaining deposits were sold. The reduction of debt during 2007 principally relates to the repurchase agreements. The reduction of debt during 2006 includes the repayment of debt of Square 711 ($32,000,000), which was sold, and the maturity of the Company's 7 7/8% Senior Subordinated Notes ($21,700,000). The reduction of debt during 2005 includes the repayment of $442,500,000 of debt of operations sold (WilTel and Waikiki Beach hotel) and the maturity of the Company's 8 1/4% Senior Subordinated Notes ($19,100,000).

       Issuance of common shares for 2007 principally reflects the issuance and sale of 5,500,000 of the Company's common shares as discussed above and the exercise of employee stock options. Issuance of common shares for 2006 and 2005 principally reflects the exercise of employee stock options.

       Debt due within one year includes $125,000,000 and $181,800,000 as of December 31, 2007 and 2006, respectively, relating to repurchase agreements of one of the Company's subsidiaries. These fixed rate repurchase agreements have a weighted average interest rate of approximately 5.1%, mature in January 2008 and are secured by non-current investments with a carrying value of $129,100,000 at December 31, 2007.

        During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft, of which $39,200,000 is currently outstanding. Capital leases of another subsidiary aggregating $8,700,000 consist of a sale-leaseback transaction related to other corporate aircraft. The Parent company has guaranteed these financings.

        The Company's senior note indentures contain covenants that restrict its ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries if the Company fails to maintain a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Funded Debt or Liens, and contain other terms and restrictions all as defined in the senior note indentures. The Company's bank credit agreement also contains covenants and restrictions which are generally more restrictive than the senior note indentures; however, the Company has the ability to terminate the bank credit agreement if no amounts are outstanding. The Company is in compliance with all of these restrictions, and the Company has the ability to incur additional indebtedness or make distributions to its shareholders and still remain in compliance with these restrictions. Certain of the debt instruments of subsidiaries of the Company require that collateral be provided to the lender; principally as a result of such requirements, the assets of subsidiaries which are subject to limitations on transfer of funds to the Company were approximately $303,800,000 at December 31, 2007. For more information, see Note 12 of Notes to Consolidated Financial Statements.

        As shown below, at December 31, 2007, the Company's contractual cash obligations totaled $3,684,024,000.

                                                                     Payments Due by Period (in thousands)
                                               ------------------------------------------------------------------------
                                                                Less than 1
Contractual Cash Obligations                      Total          Year          1-3 Years     4-5 Years    After 5 Years
----------------------------                      -----          ----------    ---------     ---------    -------------

Debt, including current maturities             $  2,136,550    $  132,405    $  49,550       $  35,112    $ 1,919,483
Estimated interest expense on debt                1,105,836       146,097      275,095         266,523        418,121
Capital commitment to JHYH                          250,000       250,000         --               --           --
Estimated payments related to derivative
  financial instruments                              13,248         5,321        7,271             656          --
Planned funding of pension and
  postretirement obligations                         26,033         4,345       19,259             771          1,658
Operating leases, net of  sublease
  income                                            126,127        11,839       19,219          15,615         79,454
Asset purchase obligations                            1,330           582          643             105           --
Other                                                24,900         1,200        2,700           3,000         18,000
                                               ------------    ----------    ---------       ---------    -----------

Total Contractual Cash Obligations             $  3,684,024    $  551,789    $ 373,737       $ 321,782    $ 2,436,716
                                               ============    ==========    =========       =========    ===========


        The estimated interest expense on debt includes estimated interest related to variable rate debt which the Company determined using rates in effect at December 31, 2007. Estimated payments related to a currency swap agreement are based on the currency rate in effect at December 31, 2007. Amounts related to the Company's consolidated pension liability ($22,400,000) are included in the table primarily during the 1-3 year period; however, the exact timing of the cash payments is uncertain. The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $13,300,000 at December 31, 2007; for more information, see
Note 16 of Notes to Consolidated Financial Statements.

        At December 31, 2007, the Company had recorded a liability of $22,400,000 on its consolidated balance sheet for its unfunded defined benefit pension plan obligations. This amount represents the difference between the present value of amounts owed to current and former employees (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in these plans have been frozen, future changes to the benefit obligation are expected to principally result from benefit payments, differences between actuarial assumptions and actual experience and interest rates.

        Although the Company did not make any significant pension plan contributions during 2007, the Company does expect to make substantial contributions to the segregated trust accounts in the future to reduce its plan liabilities and reduce administrative and insurance costs associated with the plans. The tax deductibility of these contributions is not a primary consideration, principally due to the availability of the Company's NOLs to otherwise reduce taxable income. The timing and amount of additional contributions are uncertain; however, the Company believes it will make substantial contributions over the next few years to reduce, but not to entirely eliminate, its defined benefit pension plan liability.

        The Company maintained defined benefit pension plans covering certain operating units prior to 1999, and WilTel also maintained defined pension benefit plans that were not transferred in connection with the sale of WilTel. As of December 31, 2007, certain amounts for these plans are reflected separately in the table below (dollars in thousands):

                                                                        The Company's         WilTel's
                                                                            Plans              Plans
                                                                            -----              -----

Projected benefit obligation                                               $51,759           $ 168,541
Funded status - balance sheet liability at December 31, 2007                 4,556              17,803
Deferred losses included in other comprehensive income                      14,468               7,095
Discount rate used to determine the projected benefit obligation             5.20%               6.30%

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

        These discount rates will be used to determine pension expense in 2008. Holding all other assumptions constant, a 0.25% change in these discount rates would affect pension expense by $600,000 and the benefit obligation by $7,800,000.

         The deferred losses in other comprehensive income primarily result from changes in actuarial assumptions, including changes in discount rates, changes in interest credit rates and differences between the actual and assumed return on plan assets. Deferred losses are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year; such amount aggregated $10,700,000 at December 31, 2007 for all plans. A portion of these excess deferred losses will be amortized to expense during 2008, based on an amortization period of twelve years.

        The assumed long-term rates of return on plan assets are based on the investment objectives of the specific plan, which are more fully discussed in
Note 17 of Notes to Consolidated Financial Statements. Differences between the actual and expected rates of return on plan assets have not been material.

Off-Balance Sheet Arrangements

        At December 31, 2007, the Company's off-balance sheet arrangements consist of guarantees and letters of credit aggregating $76,000,000. Pursuant to an agreement that was entered into before the Company sold CDS Holding Corporation ("CDS") to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2007, the amount of outstanding bonds was $12,100,000, which expires at various times through 2010. Subsidiaries of the Company have outstanding letters of credit aggregating $15,300,000 at December 31, 2007, principally to secure various obligations. Substantially all of these letters of credit expire before 2012.

        As discussed above, the Company has also guaranteed 30% of the amounts outstanding under CLC's $240,000,000 senior secured credit facility and CLC's
(euro)69,000,000 senior secured bridge credit facility. At December 31, 2007, $126,900,000 was outstanding under the senior secured credit facility and
(euro)24,000,000 was outstanding under the senior secured bridge credit facility; as a result, the Company's outstanding guaranty at that date was $38,100,000 and (euro)7,200,000 ($10,500,000 at exchange rates in effect on
February 14, 2008), respectively.

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

        During 2007 and 2005, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 in 2007 and $1,135,100,000 in 2005 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized is strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income, and also takes into consideration unrealized gains in its investment portfolio. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, estimates apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available net operating losses. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31, 2007, the balance of the deferred tax valuation allowance was approximately $299,800,000.

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

        The Company did not recognize any impairment losses on long-lived assets during 2007 or 2006; however, during 2005 an impairment loss of $42,400,000 was recorded to reduce the carrying amount of WilTel's former headquarters facility to its estimated fair value in connection with the sale of WilTel to Level 3 (classified with gain on disposal of discontinued operations). WilTel's former headquarters building, including the adjacent parking garage, was not included in the sale to Level 3 and was retained by the Company. The Company concluded that the change in the manner in which the asset was being used, from a headquarters facility of an operating subsidiary to a property held for investment, was a change in circumstances which indicated that the carrying amount of the facility might not be recoverable. During 2007, the building was sold for net cash proceeds of $53,500,000, which resulted in a small gain.

       Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis.

        The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $36,800,000, $12,900,000 and $12,200,000 for the years ended December 31, 2007,
2006 and 2005, respectively.

       Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

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

        Use of Fair Value Estimates - Substantially all of the Company's investment portfolio is classified as either available for sale or as trading securities, both of which are carried at estimated fair value in the Company's consolidated balance sheet. The estimated fair values are principally based on publicly quoted market prices, which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company also invests in limited partnerships or limited liability companies which are accounted for under the equity method of accounting. These investees hold investments in publicly and non-publicly traded securities, and as such are also subject to market-related risks and uncertainties and the risks inherent in estimating the fair values of such securities. Since changes in the fair value of all of these investments are recognized in the Company's consolidated balance sheet, and with respect to trading securities or securities owned by equity method investees also in the Company's consolidated statement of operations, the Company is exposed to volatility in securities markets.

        Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of December 31, 2007, the Company's accrual for contingent losses was not material.

Results of Operations

General

       Substantially all of the Company's operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. Poor general economic conditions can reduce the demand for products or services sold by the Company's operating subsidiaries and/or result in reduced pricing for products or services. Troubled industry sectors, like the residential real estate market, can have an adverse direct impact not only on the Company's real estate and property management and services segments, but also can have an adverse indirect impact on some of the Company's other operating segments, including manufacturing and gaming entertainment. The discussions below concerning revenue and profitability by segment consider current economic conditions and the impact such conditions have on each segment; however, should general economic conditions worsen and/or if the country experiences a recession, the Company believes that all of its businesses would be more adversely impacted than currently anticipated.

       The Company does not have any operating businesses that are participants in the sub-prime real estate lending sector, though a tightening in consumer lending standards has and will have a direct or indirect negative impact on certain of the Company's operations. The Company's investment portfolio includes mortgage-backed securities of $319,500,000 at December 31, 2007; however, all of these securities are rated investment grade and issued by United States Government agencies or U.S. Government-Sponsored Enterprises. The Company has also invested in certain investment partnerships (classified as investments in associated companies) that invest in securities whose values are directly affected by the sub-prime lending crisis. The Company's exposure to changes in their values is limited to the net book value of its investment in such partnerships. At December 31, 2007, the aggregate book value of the Company's investments in such partnerships was approximately $140,000,000.

Manufacturing - Idaho Timber

       Revenues and other income for Idaho Timber for the years ended December 31, 2007 and 2006 and from the date of acquisition (May 2005) through December 31, 2005 were $292,200,000, $345,700,000 and $239,000,000, respectively; gross profits were $25,100,000, $30,000,000 and $22,000,000, respectively; salaries and incentive compensation expenses were $7,800,000, $9,400,000 and $6,300,000, respectively; depreciation and amortization expenses were $4,600,000, $4,900,000 and $4,200,000, respectively; and pre-tax income was $9,100,000, $12,000,000 and $8,200,000, respectively.

       Idaho Timber's revenues for 2007 continued to reflect the weak demand resulting from reductions in housing starts and the abundant supply of high-grade lumber in the marketplace. Although shipment volume increased throughout much of 2007 as compared to the last quarter of 2006, the full year shipment volume in 2007 declined by 3.5% as compared to 2006. In addition, average selling prices for 2007 declined almost 12% as compared to 2006. Idaho Timber expects that the abundance of existing homes available for sale in the market will continue to negatively impact housing starts and Idaho Timber's revenues during 2008. Until housing starts begin to increase, dimension lumber shipping volume may remain flat or could decline further. Curtailment of production at primary sawmills due to their operating losses could reduce excess supply to some degree; however, spread (as discussed below) may not improve since demand and pricing for low-grade lumber may increase if supplies are reduced.

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

       Raw material costs, the largest component of cost of sales (approximately 82% of cost of sales), declined during 2007 as compared to 2006 principally due to the same market conditions that have negatively impacted revenues. However, raw material costs gradually increased throughout 2007, reflecting less availability of low-grade lumber due to increased shipments to Asia and Europe and lower Canadian lumber imports. The difference between Idaho Timber's selling price and raw material cost per thousand board feet (spread) is closely monitored, and the rate of change in pricing and cost is typically not the same. Spreads declined throughout 2007, and were lower by approximately 8% for the full year as compared to 2006. Idaho Timber intends to continue to focus on developing new higher margin products, diversifying its supply chain, improving cost control and solidifying customer and supplier relationships, in an effort to maximize gross margins and pre-tax results.

Manufacturing - Conwed Plastics

        Pre-tax income for Conwed Plastics was $17,400,000, $17,900,000 and $14,200,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Its manufacturing revenues and other income were $105,400,000, $106,400,000 and $93,600,000, and gross profits were $31,300,000, $34,400,000 and $28,900,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues were largely unchanged in 2007 as compared to 2006 and increased by 14% in 2006 as compared to 2005.

       The slowdown in housing starts and a slow start in road construction due to weather conditions were principally responsible for the revenue decline in most of Conwed Plastics' markets during 2007. Markets that are impacted by the slowdown in the housing industry, which began in the second half of 2006, include the carpet cushion, building and construction, erosion control and turf reinforcement markets. In addition, increased competition in the erosion control market caused a decline in revenues during 2007. Revenues also declined due to the removal of netting as a component of a customer's bedding product. Conwed Plastics did realize increased revenues of $7,000,000 from its packaging market, principally due to acquisitions in May 2006, and in February, July and October of 2007. Conwed Plastics expects revenues to continue to be adversely impacted in those markets related to housing, which may offset continued growth in the packaging market.

       The increase in revenues in 2006 as compared to 2005 reflects $5,400,000 of increased revenues from the acquisitions of NSW in February 2005 and Polynet in May 2006, which increased the segment's product offerings and customer base. In addition, 2006 revenues reflect increases in the erosion control, carpet cushion and turf reinforcement markets, partially reduced by a decline in the consumer products market due to lower demand for certain products. These changes resulted from a variety of factors including the impact of price increases implemented in 2005, increased road construction and using a new distributor for certain products. While the carpet cushion market continued to benefit from the previously strong housing market through the first half of 2006, it experienced a reduction in sales volume during the second half of the year resulting from a slowdown in housing starts.

        Raw material costs increased by approximately 13% in 2007 as compared to 2006 and by approximately 4% in 2006 as compared to 2005. The primary raw material in Conwed Plastics' products is a polypropylene resin, which is a byproduct of the oil refining process, whose price tends to fluctuate with the price of oil. In addition to managing resin purchases, Conwed Plastics has improved its ability to reduce and/or reuse scrap and continues to seek further improvements in order to increase raw material utilization.

       Gross margins declined in 2007 as compared to 2006, primarily due to product mix, increased raw material costs and greater depreciation and amortization expense related to acquisitions and equipment upgrades. Gross margins increased in 2006 as compared to 2005 despite the increase in raw material costs, as the segment was able to increase selling prices in most markets, and increase sales and production volumes. Gross margin and pre-tax results for 2007 and 2006 reflect $800,000 and $1,100,000, respectively, of greater amortization expense on intangible assets resulting from acquisitions and depreciation expense.

       Pre-tax results for 2007 reflects $2,200,000 of lower salaries and incentive compensation expense as compared to 2006 principally due to lower pre-tax profits and the conversion of certain European management employees from salaried employees to contract based professionals. Pre-tax results for 2006 reflect $1,900,000 of higher salaries and incentive compensation expense than 2005, principally due to greater pre-tax profits and increased headcount.

Telecommunications

       The telecommunications business of STi Prepaid has been consolidated by the Company since March 2007. For the period from the asset acquisition through December 31, 2007, STi Prepaid's telecommunications revenues and other income were $363,200,000, telecommunications cost of sales were $309,000,000, salaries and incentive compensation expenses were $8,100,000, selling, general and other expenses were $27,000,000, and STi Prepaid had pre-tax income of $18,400,000.

       Historically, STi Prepaid's revenue volumes have not declined during periods of generally poor economic conditions, as customers have found prepaid calling cards to be an attractive alternative to other, higher priced long distance services. However, STi Prepaid's revenues have declined, as business was lost to existing competitors and new entrants into the market, which have been offering low entry pricing to gain market share which STi Prepaid believes is not sustainable. In addition, during the period STi Prepaid was transitioning from being a private company to a subsidiary of the Company, it lost some distributors, which negatively impacted revenues. STi Prepaid has refocused its efforts at maintaining strong and frequent contact with its distributors, which was lacking at times during 2007, in an effort to rebuild those relationships and grow revenue.

Property Management and Services

       The property management and services operations of ResortQuest have been consolidated by the Company since June 2007. For the period from its acquisition through December 31, 2007, property management and services revenues and other income were $81,500,000, direct operating expenses were $66,000,000, salaries and incentive compensation expenses were $4,000,000, depreciation and amortization expenses were $3,100,000, selling, general and other expenses were $14,900,000 and pre-tax losses were $6,500,000.

       Although revenue trends since acquisition have been consistent with pre-acquisition periods, the vacation rental component of the property management business could be negatively impacted by poor economic conditions in the U.S., including the impact of higher fuel prices and less disposable income. Slowdowns might be more acutely felt in the fly to markets like ski areas, rather than drive to markets like Northwest Florida. Even if overall reservations do not decrease, the number of advance bookings could decline as consumers wait to decide closer to travel dates whether and where they will vacation. ResortQuest has initiated a number of promotions to entice repeat customers into booking their reservations well in advance of arrival. The real estate brokerage business has been and will continue to be negatively impacted by the depressed real estate market.

Gaming Entertainment

       As more fully discussed above, Premier was accounted for as a consolidated subsidiary when acquired during 2006; however, while in bankruptcy proceedings from September 19, 2006 to emergence on August 10, 2007, Premier was accounted for under the equity method of accounting. Premier's casino and hotel operations opened to the public on June 30, 2007; prior to opening, Premier's activities principally consisted of rebuilding and repairing the hotel and casino facilities that were severely damaged by Hurricane Katrina and its bankruptcy proceedings.

       For the period from emergence from bankruptcy (date of reconsolidation) through December 31, 2007, Premier's revenues and other income were $38,500,000 and its pre-tax losses were $9,300,000. Premier's results for this 2007 period include direct operating expenses of $37,800,000, interest expense of $500,000, salaries and incentive compensation expenses of $1,400,000, depreciation and amortization expenses of $6,300,000, and selling, general and other expenses of $1,800,000. For the period from date of acquisition (April 2006) through its filing for bankruptcy in September 2006, Premier's pre-tax losses were not material.

       The Hard Rock Biloxi was the last gaming operation to open in Biloxi following Hurricane Katrina. The Hard Rock Biloxi is still in the early stages of establishing its customer database and instituting customer loyalty programs and has not yet achieved a market share of the local gaming market commensurate with the size of its facility and the gaming choices it offers. Although Premier expected it would take some time to build its business, its revenue growth since it opened has been slower than expected. Its competitors in the Mississippi Gulf Coast gaming market have been in operation longer than Premier and have more established gaming operations, marketing programs and customer databases.

       The Company's share of Premier's net loss under the equity method of accounting from January 1, 2007 to the date of emergence from bankruptcy was $22,300,000 and not material during 2006.

Domestic Real Estate

        Pre-tax income (loss) for the domestic real estate segment was $(8,200,000), $44,000,000 and $4,100,000 for the years ended December 31, 2007,
2006 and 2005, respectively. Pre-tax results for the domestic real estate segment are largely dependent upon the performance of the segment's operating properties, the current status of the Company's real estate development projects and non-recurring gains or losses recognized when real estate assets are sold. As a result, pre-tax results for this segment for any particular year are not predictable and do not follow any consistent pattern.

        The Company did not have any major real estate sales during 2007, resulting in significantly lower pre-tax profits than in 2006. During 2007, real estate revenues and other income include $3,900,000 of charges related to the accounting for the mark-to-market value of an interest rate derivative relating to the Myrtle Beach project's debt obligation. Pre-tax results for 2007 include $1,600,000 of incentive compensation accruals related to the Company's real estate development project in Myrtle Beach, South Carolina. During 2006 pre-tax income includes the sale by Square 711, which resulted in a pre-tax gain of $48,900,000, and the sale of other land parcels in Utah for a pre-tax gain of $11,200,000. In addition, the Company recognized pre-tax profit related to its 95-lot development project in South Walton County, Florida of $3,600,000 and $6,600,000 for the years ended December 31, 2006 and 2005, respectively. Such amounts principally result from the completion of certain required improvements to land previously sold. Pre-tax results for 2006 reflect $8,100,000 of incentive compensation accruals related to the Company's real estate development project in Myrtle Beach, South Carolina.

Medical Product Development

       Pre-tax losses (net of minority interest) for Sangart for the years ended December 31, 2007 and 2006 and from the date of acquisition (November 2005) through December 31, 2005 were $31,500,000, $21,100,000 and $1,400,000, respectively. Sangart's losses for these periods reflect research and development costs of $22,100,000, $16,500,000 and $600,000, respectively, and salaries and incentive compensation expenses of $8,800,000, $6,400,000 and $1,000,000, respectively.

       As more fully discussed above, Sangart is a development stage company that does not have any revenues from product sales. Since inception, it has been developing its current product candidate, Hemospan(R), and is currently conducting two Phase III clinical trials in Europe. It does not expect to complete those clinical trials until 2008, and if they are successful it will then seek approval with the appropriate regulatory authorities to market its product. Sangart also recently completed a smaller Phase II clinical trial in the U.S., data from which is still being compiled. Until such time, if ever, that Sangart obtains regulatory approval for Hemospan, the Company will report losses from this segment. U.S. or foreign regulatory agencies could also require Sangart to perform more clinical trials, which could be both expensive and time consuming. The Company expects to invest up to an additional $48,500,000 in 2008 upon its exercise of existing warrants which will continue to fund Sangart's research and development costs and which will be expensed by the Company over time. The Company is unable to predict with certainty when, if ever, it will report operating profits for this segment.

       When the Company increases its investment in Sangart, the additional investment is accounted for under the purchase method of accounting. Under the purchase method, the price paid is allocated to Sangart's individual assets and liabilities based on their relative fair values; in Sangart's case, a portion of the fair value of assets acquired was initially allocated to research and development. However, since under current GAAP the Company is not permitted to recognize research and development as an asset under the purchase method, any amounts initially allocated to research and development are immediately expensed. The Company expensed acquired research and development of $4,100,000 and $7,500,000 for the years ended December 31, 2007 and 2006, respectively, which is included in the caption selling, general and other expenses in the consolidated statement of operations. The increase in salaries and incentive compensation in 2007 as compared to 2006 was due to increased headcount in connection with the commencement of the Phase III trials, including the need to increase Hemospan production for the clinical trials.

Corporate and Other Operations

        Investment and other income decreased in 2007 as compared to the same periods in 2006. Investment and other income during 2006 includes $34,700,000 related to the sales of two associated companies; investment and other income during 2007 includes the receipt of escrowed proceeds from one of those sales of $11,400,000 that had not been previously recognized. In addition, investment and other income for 2006 includes $7,400,000 from the recovery of bankruptcy claims. Interest income also declined by $22,400,000 in 2007 as compared to 2006 principally due to the sale of interest bearing securities to generate cash to purchase Fortescue's securities and interests in associated companies. For 2007, investment and other income includes $8,500,000 related to the termination of a joint development agreement with another party. The amount recorded in other income substantially reimbursed the Company for its prior expenditures, which were fully expensed as incurred. Investment and other income for 2007 also includes $4,200,000 of foreign exchange gains. Investment and other income includes income (charges) of $(1,900,000), $1,200,000 and $1,700,000 for the years ended December 31, 2007, 2006 and 2005, respectively, related to the accounting for mark-to-market values of Corporate derivatives.

        Investment and other income increased in 2006 as compared to 2005 primarily due to greater interest income of $54,400,000, reflecting a larger amount of invested assets and higher interest rates, $34,700,000 related to the sales of two associated companies and $7,400,000 from the recovery of bankruptcy claims. Investment and other income in 2005 includes a gain of $10,500,000 on the sale of 70% of the Company's interest in CLC to Inmet.

        Net securities gains for Corporate and Other Operations aggregated $95,600,000, $117,200,000 and $208,800,000 for the years ended December 31,
2007, 2006 and 2005. The Company's net securities gains largely reflect realized gains from the sale of publicly traded debt and equity securities that had been classified as Corporate available for sale securities and unrealized gains on trading securities. Included in net securities gains for 2007 is a gain of $37,800,000 from the sale of Eastman. Included in net securities gains for 2006 is a gain of $37,400,000 from the sale of Level 3 common stock. Included in net securities gains for 2005 is a gain of $146,000,000 from the sale of 375,000 shares of WMIG common stock. Net securities gains for 2007, 2006 and 2005 include provisions of $36,800,000, $12,900,000 and $12,200,000, respectively, to write down the Company's investments in certain available for sale securities and, in 2007, an investment in a non-public security.

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

        The increase in interest expense during 2007 as compared to 2006 primarily reflects interest expense relating to the 7 1/8% Senior Notes issued in March 2007, the 8 1/8% Senior Notes issued in September 2007 and the fixed rate repurchase agreements. Interest expense during 2006 also include interest on $21,700,000 principal amount of 7 7/8% Subordinated Notes, which matured in the third quarter of 2006, and interest expense relating to Premier prior to its deconsolidation of $8,000,000. The increase in interest expense during 2006 as compared to 2005 primarily reflects interest expense relating to Premier prior to its deconsolidation and the fixed rate repurchase agreements.

        Salaries and incentive compensation expense decreased by $4,900,000 in 2007 as compared to 2006, principally due to a reduction in incentive bonus expense and less share-based compensation expense. Salaries and incentive compensation expense did not significantly change in 2006 as compared to 2005. As a result of the adoption of SFAS 123R in 2006, the Company recorded share-based compensation expense relating to grants made under the Company's senior executive warrant plan and the fixed stock option plan of $11,200,000 in 2007 and $15,200,000 in 2006. The decrease in share-based compensation expense in 2007 largely related to grants made under the warrant plan in 2006 for which a portion vested upon issuance. This decrease was partially offset by increased expenses in 2007 relating to the stock option plan due to the accelerated vesting of stock options of an officer of the Company who resigned. Salaries and incentive compensation expense for 2006 also reflects lower bonus expense as compared to 2005.

        The increase in selling, general and other expenses of $32,900,000 in 2007 as compared to 2006 primarily reflects higher professional fees and other costs, which largely relate to analyses of potential and existing investments and projects, and increased legal fees, including those incurred in connection with litigation related to MK Resources. This litigation was settled during 2007, and selling, general and other expenses include a charge of $7,500,000 for that settlement. Selling, general and other expenses related to Energy Projects were $19,700,000, $8,300,000 and $1,600,000 for the years ended December 31,
2007, 2006 and 2005, respectively.

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

        As more fully discussed above, during 2007 and 2005 the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 in 2007 and $1,135,100,000 in 2005 of the deferred tax valuation allowance was reversed as a credit to income tax expense. The Company adjusted the valuation allowance since it believes it is more likely than not that it will have future taxable income sufficient to realize that portion of the net deferred tax asset. The income tax provision reflects the reversal of tax reserves aggregating $2,300,000 and $8,000,000 for the years ended December 31, 2007 and 2006, respectively, as a result of the favorable resolution of various state and federal income tax contingencies.

Associated Companies

        Equity in income (losses) of associated companies includes the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):


                                                    2007                    2006                    2005
                                                    ----                    ----                    ----

Pershing Square                                 $  (85,500)               $  --                  $    --
Shortplus                                           54,500                   --                       --
Highland Opportunity                               (17,600)                  --                       --
Wintergreen                                         14,000                  11,000                     500
EagleRock                                          (11,800)                 16,400                 (28,900)
Goober Drilling                                     13,600                   2,000                     --
HomeFed                                              1,500                   2,900                   5,800
JPOF II                                              3,000                  26,200                  23,600
JHYH                                                 4,300                    --                       --
Ambrose                                             (1,100)                   --                       --
Union Square                                           --                     --                    72,800
Premier                                            (22,300)                   (300)                    --
Safe Harbor                                          1,800                  (7,600)                    --
CLC                                                  4,000                   3,800                  (1,600)
Olympus                                               --                      --                  (120,100)
Other                                               10,400                   5,700                   3,500
                                                ----------                --------               ---------
    Equity in income (losses) before
       income taxes                                (31,200)                 60,100                 (44,400)
Income tax (expense) benefit                         9,300                 (22,400)                   (700)
                                                ----------                --------               ---------
    Equity in income (losses),
       net of taxes                             $  (21,900)               $ 37,700               $ (45,100)
                                                ==========                ========               =========

       In June 2007, the Company acquired a 10% limited partnership interest in Pershing Square, a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The stated objective of Pershing Square is to create capital appreciation by investing in Target Corporation. Losses recorded by Pershing Square principally result from a decline in the market value of Target Corporation's common stock.

       Shortplus, Highland Opportunity, Wintergreen, EagleRock, Ambrose and Safe Harbor are investment partnerships or limited liability corporations whose investment decisions are at the sole discretions of their respective general partners or managing members. These entities invest in a variety of debt and equity securities.

        The Company owns approximately 30% of HomeFed, a California real estate development company, which it acquired in 2002. The Company's share of HomeFed's reported earnings fluctuates with the level of real estate sales activity at HomeFed's development projects.

        In April 2007, the Company and Jefferies expanded and restructured the Company's equity investment in JPOF II, and formed JHYH. The Company contributed $250,000,000 to JHYH along with its investment in JPOF II; the Company is committed to contribute an additional $250,000,000 the timing of which is at the sole discretion of Jefferies. The Company's share of JPOF II's earnings was distributed to the Company shortly after the end of each period.

        Union Square, two entities in which the Company had non-controlling equity interests, sold their respective interests in an office complex located on Capitol Hill in Washington, D.C. during 2005. Including repayment of its mortgage loans at closing, the Company's share of the net proceeds was $73,200,000, and the Company recognized a pre-tax gain of $72,300,000.

        The Company accounted for Premier under the equity method of accounting while it was in bankruptcy (September 2006 to August 2007).

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

Discontinued Operations

       Healthcare Services

        In July 2006, the Company sold Symphony for $107,000,000 and classified its historical operating results as a discontinued operation. After satisfaction of Symphony's outstanding credit agreement by the buyer ($31,700,000 at date of sale) and certain sale related obligations, the Company realized net cash proceeds of $62,300,000. Pre-tax income of Symphony was $200,000 and $3,300,000 for the years ended December 31, 2006 and 2005, respectively. Gain on disposal of discontinued operations for 2006 includes a pre-tax gain on the sale of Symphony of $53,300,000 ($33,500,000 after tax).

       Telecommunications - ATX

       In September 2006, the Company sold ATX for $85,700,000 and classified its historical operating results as a discontinued operation. Pre-tax losses of ATX were $1,200,000 and $1,900,000 for the years ended December 31, 2006 and 2005, respectively. Gain on disposal of discontinued operations for 2006 includes a pre-tax gain on the sale of ATX of $41,600,000 ($26,100,000 after tax).

       WilTel

       The Company sold WilTel to Level 3 in December 2005, recognized a pre-tax gain on disposal of $243,800,000 ($243,800,000 after tax) and classified its historical operating results as a discontinued operation. The calculation of the gain on sale included: (1) the cash proceeds received from Level 3 of $460,300,000, which was net of estimated working capital adjustments of $25,500,000; (2) the fair value of the Level 3 common shares of $339,300,000, based on the $2.95 per share closing price of Level 3 common stock immediately prior to closing; (3) the amount of the AT&T cash payments that had not been previously accrued prior to closing ($175,900,000); (4) an impairment charge for WilTel's headquarters building of $42,400,000; and (5) the net book value of the net assets sold and estimated expenses and other costs related to the transaction. WilTel's pre-tax income from discontinued operations was $116,000,000 for the year ended December 31, 2005.

         Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $800,000 ($500,000 after tax) from the resolution of a sale-related contingency. Gain on disposal of discontinued operations during 2006 includes $2,400,000 of pre-tax gains ($1,500,000 after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments.

       Real Estate

        In May 2005, the Company sold its 716-room Waikiki Beach hotel and related assets for an aggregate purchase price of $107,000,000, before closing costs and other required payments. The Company recorded a pre-tax gain of $56,600,000 ($56,600,000 after tax), which is reflected in gain on disposal of discontinued operations.

       Other

       Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $4,000,000 ($2,800,000 after tax) related to the collection of additional amounts from the sale of the Company's interest in an Argentine shoe manufacturer in 2005 that had not been previously recognized (collectibility was uncertain). Although there was no material gain or loss on disposal in 2005, results of discontinued operations during 2005 include a pre-tax loss of $4,400,000 related to this investment.

       In 2006, the Company sold its gas properties and recorded a pre-tax loss on disposal of discontinued operations of $900,000. Income (loss) from discontinued operations for 2006 includes $2,900,000 of pre-tax losses related to these gas properties; amounts for 2005 were not material.

       In 2006, the Company received $3,000,000 from a former insurance subsidiary which, for many years, had been undergoing liquidation proceedings controlled by state insurance regulators. The Company reflected the amount received as a gain on disposal of discontinued operations. For income tax purposes, the payment is treated as a non-taxable distribution paid by a subsidiary; as a result, no tax expense has been recorded.

Recently Issued Accounting Standards

       In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements; however, fair value measurements for new assets or liabilities, and fair value measurements for existing nonfinancial assets and nonfinancial liabilities, may be materially different under SFAS 157.

       In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not intend to apply the provisions of SFAS 159 to those items addressed by the standard and held as of January 1, 2008. However, for financial instruments and other items addressed by the standard acquired or entered into after January 1, 2008, the Company will make an assessment at such time as to whether to apply the provisions of SFAS 159.

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

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

         The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's available for sale investment portfolio are fixed income securities, which comprised approximately 35% of the Company's total investment portfolio at December 31, 2007. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises. The estimated weighted average remaining life of these fixed income securities was approximately 2.4 years at December 31, 2007. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 2006, fixed income securities comprised approximately 57% of the Company's total investment portfolio and had an estimated weighted average remaining life of 2.5 years.

         Also included in the Company's available for sale investment portfolio are equity securities, which are recorded on the balance sheet at an aggregate fair value of $2,198,500,000 (aggregate cost of $533,000,000), and which comprised approximately 58% of the Company's total investment portfolio at December 31, 2007. The majority of this amount consists of two publicly traded securities, the largest of which is the investment in Fortescue common shares, which is carried at fair value of $1,824,700,000. In addition, the Company's investment portfolio includes its investment in ACF, which is carried at fair value of $71,500,000 at December 31, 2007. The Company's investment portfolio also includes its investment in Inmet, which is carried at cost of $78,000,000 at December 31, 2007. Although the Company is currently restricted from selling the Inmet common shares, the investment is subject to price risk. The market value of this investment is $451,800,000 at December 31, 2007. As discussed more fully above in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company evaluates its investments for impairment on a quarterly basis.

       At December 31, 2007 and 2006, the Company's portfolio of trading securities was not material to the total investment portfolio.

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

       For additional information, see Notes 6, 12 and 21 of Notes to Consolidated Financial Statements.



                                                                  Expected Maturity Date
                                                                  ----------------------
                                    2008         2009         2010       2011         2012      Thereafter     Total      Fair Value
                                    ----         ----         ----       ----         ----      ----------     -----      ----------
                                                                  (Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed
 Income Securities:
 U.S. Government and agencies    $  747,305   $  24,522   $  4,761   $   3,393     $  2,456    $    8,930   $   791,367 $   791,367
    Weighted Average
     Interest Rate                    4.09%       3.90%      5.96%       5.99%        6.01%         6.00%
 U.S. Government-
   Sponsored Enterprises         $  217,583   $  42,383   $ 32,387   $  25,634     $ 20,796    $  103,761   $   442,544 $   442,544
    Weighted Average
     Interest Rate                    4.88%       6.71%      6.73%       6.74%        6.74%         6.71%
 Other Fixed Maturities:
  Rated Investment Grade         $    1,328   $     717   $   --     $   6,567     $    --     $   22,396   $    31,008 $    31,008
    Weighted Average
     Interest Rate                    1.22%       4.13%       --          .81%          --          2.99%
  Rated Less Than Investment
    Grade/Not Rated              $    1,064   $   6,639   $  1,619   $   3,178     $  1,847    $   39,945   $    54,292 $    54,292
    Weighted Average Interest
     Rate                             7.63%      10.57%      8.25%       8.50%        9.00%        11.56%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings   $  130,291   $   5,370   $ 12,161   $   1,059     $  1,174    $1,919,483   $ 2,069,538 $ 2,464,944
    Weighted Average
     Interest Rate                    5.23%       8.30%      7.87%      12.18%       12.20%         6.87%
Variable Interest Rate
  Borrowings                     $    2,114   $  29,905   $  2,114   $  32,879     $    --     $     --     $    67,012 $    67,012
    Weighted Average
     Interest Rate                    6.60%       6.74%      8.28%       8.39%          --           --

Rate Sensitive Derivative
Financial Instruments:
Euro currency swap               $    2,085   $   2,085   $    522   $   --        $    --     $     --     $     4,692 $    (2,862)
  Average Pay Rate                    5.89%       5.89%      5.89%       --             --           --
  Average Receive Rate                7.60%       7.60%      7.60%       --             --           --

Pay Fixed/Receive Variable
  Interest Rate Swap             $    2,114   $  29,905   $  2,114   $  32,879     $    --     $     --     $    67,012 $    (5,380)
  Average Pay Rate                    5.04%       5.04%      5.01%       5.01%          --           --
  Average Receive Rate                3.64%       3.50%      4.28%       4.39%          --           --

Off-Balance Sheet Items:
 Unused Lines of Credit          $    --      $    --     $   --     $ 100,000     $    --     $     --     $   100,000 $   100,000
    Weighted Average
      Interest Rate                   4.51%       4.79%      5.15%       5.28%          --           --



Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

       Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------   ----------------------------------------------------------------

       None.

Item 9A.  Controls and Procedures.
-------   -----------------------

         Evaluation of disclosure controls and procedures
         ------------------------------------------------

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

         Changes in internal control over financial reporting
         ----------------------------------------------------

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       As permitted by the SEC, the Company has excluded from this assessment of internal control over financial reporting the internal control over financial reporting of STi Prepaid and ResortQuest, each of which was acquired by the Company during 2007. In the aggregate, these entities represent approximately 2% of consolidated assets at December 31, 2007 and 38% of 2007 consolidated revenues.

       Based on our assessment and those criteria, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

       The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.


Item 9B.  Other Information.
-------   -----------------

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

       The information to be included under the caption "Election of Directors" and "Information Concerning the Board and Board Committees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2008 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

(a)(1)(2) Financial Statements and Schedule.

              Report of Independent Registered Public Accounting Firm.....................................   F-1
              Financial Statements:
               Consolidated Balance Sheets at December 31, 2007 and 2006..................................   F-3
               Consolidated Statements of Operations for the years ended December 31, 2007,
                  2006 and 2005...........................................................................   F-4
               Consolidated Statements of Cash Flows for the years ended December 31, 2007,
                  2006 and 2005...........................................................................   F-5
               Consolidated Statements of Changes in Shareholders' Equity for the years ended
                  December 31, 2007, 2006 and 2005........................................................   F-7
               Notes to Consolidated Financial Statements.................................................   F-8

              Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts............................................   F-46

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

         3.1 Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company's Current Report on Form 8-K dated
                  July 14, 1993).*

         3.2 Certificate of Amendment of the Certificate of Incorporation dated as of May 14, 2002 (filed as Exhibit 3.2 to the 2003 10-K).*

         3.3 Certificate of Amendment of the Certificate of Incorporation dated as of December 23, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).*

         3.4 Amended and Restated By-laws as amended through December 17, 2007 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 17, 2007).*

         3.5 Certificate of Amendment of the Certificate of Incorporation dated as of May 13, 2004 (filed as Exhibit 3.5 to the Company's 2004 10-K).*

         3.6 Certificate of Amendment of the Certificate of Incorporation dated as of May 17, 2005 (filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K")).*

         3.7 Certificate of Amendment of the Certificate of Incorporation dated as of May 15, 2007.

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

         10.4 Services Agreement, dated as of January 1, 2004, between the Company and Ian M. Cumming (filed as Exhibit 10.37 to the 2005 10-K).*

         10.5 Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).*

         10.6 Leucadia National Corporation 2003 Senior Executive Annual Incentive Bonus Plan, as amended May 16, 2006 (filed as Annex A to the 2006 Proxy Statement).*

         10.7 Employment Agreement made as of June 30, 2005 by and between the Company and Ian M. Cumming (filed as Exhibit 99.1 to the July 13, 2005 8-K).*

         10.8 Employment Agreement made as of June 30, 2005 by and between the Company and Joseph S. Steinberg (filed as Exhibit
                  99.2 to the July 13, 2005 8-K).*

         10.9 First Amended Joint Chapter 11 Plan of Reorganization of Williams Communications Group, Inc. ("WCG") and CG Austria, Inc. filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the Current Report on Form 8-K of WCG dated July 31, 2002 (the "WCG July 31, 2002 8-K")).*

         10.10 Tax Cooperation Agreement between WCG and The Williams Companies Inc. dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as
                  Exhibit 99.9 to the WCG July 31, 2002 8-K).*

         10.11 Exhibit 1 to the Agreement and Plan of Reorganization between the Company and TLC Associates, dated February 23, 1989 (filed as Exhibit 3 to Amendment No. 12 to the Schedule 13D dated December 29, 2004 of Ian M. Cumming and Joseph S. Steinberg with respect to the Company).*

         10.12    Information Concerning Executive Compensation (filed as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 11, 2007).*

         10.13 Form of Unit Purchase Agreement, dated as of April 6, 2006, by and among GAR, LLC, the Company, AA Capital Equity Fund, L.P., AA Capital Biloxi Co-Investment Fund, L.P. and HRHC Holdings, LLC (filed as Exhibit 10.1 to the 2nd Quarter 2006 10-Q).*

         10.14 Form of Loan Agreement, dated as of April 6, 2006, by and among Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company (filed as Exhibit 10.2 to the 2nd Quarter 2006 10-Q).*

         10.15 Form of First Amendment to Loan Agreement, dated as of June 15, 2006, between Goober Drilling, LLC, the Subsidiaries of Goober Drilling, LLC from time to time signatory thereto and the Company (filed as Exhibit 10.3 to the 2nd Quarter 2006 10-Q).*

         10.16 Form of First Amended and Restated Limited Liability Company Agreement of Goober Drilling, LLC, dated as of June 15, 2006, by and among Goober Holdings, LLC, Baldwin Enterprises, Inc., the Persons that become Members from time to time, John Special, Chris McCutchen, Jim Eden, Mike Brown and Goober Drilling Corporation (filed as Exhibit 10.4 to the 2nd Quarter 2006 10-Q).*

         10.17 Form of Purchase and Sale Agreement, dated as of May 3, 2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc. (filed as Exhibit 10.5 to the 2nd Quarter 2006 10-Q).*

         10.18 Form of Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the 2nd Quarter 2006 10-Q).*

         10.19 Form of Credit Agreement, dated as of June 28, 2006, by and among the Company, the various financial institutions and other Persons from time to time party thereto and JPMorgan Chase Bank, National Association (filed as Exhibit 10.7 to the 2nd Quarter 2006 10-Q).*

         10.20 Form of Subscription Agreement, dated as of July 15, 2006, by and among FMG Chichester Pty Ltd, the Company, and Fortescue Metals Group Ltd (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the "3rd Quarter 2006 10-Q")).*

         10.21 Form of Amending Agreement, dated as of August 18, 2006, by and among FMG Chichester Pty Ltd, the Company and Fortescue Metals Group Ltd (filed as Exhibit 10.2 to the 3rd Quarter 2006 10-Q).*

         10.22 Compensation Information Concerning Non-Employee Directors (filed under item 1.01 of the Company's Current Report on Form 8-K dated May 22, 2006).*

         10.23 Leucadia National Corporation 2006 Senior Executive Warrant Plan (filed as Annex B to the 2006 Proxy Statement).*

         10.24    Asset Purchase and Contribution Agreement, dated as of
                  January 23, 2007, by and among Baldwin Enterprises, Inc., STi Prepaid, LLC, Samer Tawfik, Telco Group, Inc., STi Phonecard Inc., Dialaround Enterprises Inc., STi Mobile Inc., Phonecard Enterprises Inc.,VOIP Enterprises Inc., STi PCS, LLC, Tawfik & Partners, SNC, STiPrepaid & Co., STi Prepaid Distributors & Co. and ST Finance, LLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the "1st Quarter 2007 10-Q")).*

         10.25 Registration Rights Agreement, dated as of March 8, 2007, among STi Prepaid, LLC and ST Finance, LLC (filed as
                  Exhibit 10.2 to the 1st Quarter 2007 10-Q).*

         10.26 Amended and Restated Limited Liability Company Agreement, dated as of March 8, 2007, by and among STi Prepaid, LLC, BEI Prepaid, LLC and ST Finance, LLC (filed as Exhibit 10.3 to the 1st Quarter 2007 10-Q).*

         10.27 Master Agreement for the Formation of a Limited Liability Company dated as of February 28, 2007, among Jefferies Group, Inc., Jefferies & Company, Inc. and Leucadia National Corporation (filed as Exhibit 10.4 to the 1st Quarter 2007 10-Q).*

         10.28 Amended and Restated Limited Liability Company Agreement of Jefferies High Yield Holdings, LLC, dated as of April 2, 2007, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Leucadia National Corporation, Jefferies High Yield Partners, LLC, Jefferies Employees Opportunity Fund LLC and Jefferies High Yield Holdings, LLC (filed as Exhibit 10.5 to the 1st Quarter 10-Q).*

         10.29 Stock Purchase Agreement by and among BEI-RZT Corporation, Gaylord Hotels, Inc. and Gaylord Entertainment Company (Mainland Agreement), dated June 1, 2007 (filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).*

         21       Subsidiaries of the registrant.

         23.1 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8
                  (No. 333-143770), and Form S-3 (No. 333-145668).

         23.2 Consent of PricewaterhouseCoopers, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Olympus Re Holdings, Ltd. and with respect to the incorporation by reference in the Company's
                  Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668).**

         23.3 Consent of independent auditors from BDO Seidman, LLP with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of EagleRock Capital Partners (QP), LP and EagleRock Master Fund, LP and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668).**

         23.4 Independent Auditors' Consent from KPMG LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Jefferies Partners Opportunity Fund II, LLC and with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No.
                  333-145668).**

         23.5 Consent of independent auditors from Ernst & Young LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Pershing Square IV, L.P. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), and Form S-3 (No. 333-145668). **

         23.6 Consent of independent auditors from PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of Premier Entertainment Biloxi, LLC and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No. 333-51494), Form S-8 (No.333-143770), and Form S-3
                  (No. 333-145668). **

         23.7 Consent of independent auditors from PricewaterhouseCoopers LLP, with respect to the inclusion in this Annual Report on Form 10-K of the financial statements of HFH ShortPLUS Fund, L.P. and HFH ShortPLUS Master Fund, Ltd. and with respect to the incorporation by reference in the Company's Registration Statements on Form S-8 (No.333-51494), Form S-8
                  (No. 333-143770), and Form S-3 (No. 333-145668). **

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

         31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

         32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

         32.3     Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.***

 (c) Financial statement schedules.

                  (1) Olympus Re Holdings, Ltd. consolidated financial statement for the year ended December 31, 2005.**

                  (2) EagleRock Capital Partners (QP), LP financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 and EagleRock Master Fund, LP financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.**

                  (3) Jefferies Partners Opportunity Fund II, LLC financial statements as of and for the period ended March 31, 2007 (unaudited), as of and for the year ended December 31, 2006 (unaudited), and as of and for the year ended December 31, 2005 (audited). **

                  (4) Pershing Square IV, L.P. financial statements as of December 31, 2007 and for the year ended December 31, 2007. **

                  (5) Premier Entertainment Biloxi, LLC financial statements as of and for the year ended December 31, 2006 (unaudited) and as of August 9, 2007 and for the period from January 1, 2007 through August 9, 2007 (audited).**

                  (6) HFH Highland ShortPLUS Fund, L.P. financial statements as of December 31, 2007 and for the year ended December 31, 2007 and HFH ShortPLUS Master Fund, Ltd. financial statements as of December 31, 2007 and for the year ended December 31, 2007. **

     ----------------------------

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

                                           LEUCADIA NATIONAL CORPORATION


February 29, 2008                          By:  /s/ Barbara L. Lowenthal
                                                ------------------------
                                                Barbara L. Lowenthal
                                                Vice President and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

         Signature                                        Title
         ---------                                        -----


 /s/ Ian M. Cumming                             Chairman of the Board
----------------------------------              (Principal Executive Officer)
Ian M. Cumming


 /s/ Joseph S. Steinberg                        President and Director
----------------------------------              (Principal Executive Officer)
Joseph S. Steinberg


 /s/ Joseph A. Orlando                          Vice President and Chief
----------------------------------              Financial Officer
Joseph A. Orlando                               (Principal Financial Officer)


 /s/ Barbara L. Lowenthal                       Vice President and Comptroller
----------------------------------              (Principal Accounting Officer)
Barbara L. Lowenthal


 /s/ Paul M. Dougan                             Director
----------------------------------
Paul M. Dougan


 /s/ Lawrence D. Glaubinger                     Director
----------------------------------
Lawrence D. Glaubinger


/s/ Alan J. Hirschfield                         Director
----------------------------------
Alan J. Hirschfield


 /s/ James E. Jordan                            Director
----------------------------------
James E. Jordan


/s/ Jeffrey C. Keil                             Director
----------------------------------
Jeffrey C. Keil


 /s/ Jesse Clyde Nichols, III                   Director
----------------------------------
Jesse Clyde Nichols, III

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Shareholders of Leucadia National Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1)(2) present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(1)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A. Our responsibility is to express an opinion on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in "Management's Report on Internal Control Over Financial Reporting," management has excluded ResortQuest International and STi Prepaid, LLC from its assessment of internal control over financial reporting as of December 31, 2007 because those entities were acquired by the Company during 2007. We have also excluded ResortQuest International and STi Prepaid, LLC from our audit of internal control over financial reporting. ResortQuest International and STi Prepaid, LLC are consolidated subsidiaries whose total assets and total revenues represent approximately 2% and 38%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands, except par value)

                                                                                           2007                    2006
                                                                                       -----------             ----------


ASSETS
------
Current assets:
   Cash and cash equivalents                                                           $   456,970             $   287,199
   Investments                                                                             983,199                 903,973
   Trade, notes and other receivables, net                                                 133,765                  69,822
   Prepaids and other current assets                                                       146,199                 105,215
                                                                                       -----------             -----------
       Total current assets                                                              1,720,133               1,366,209
Non-current investments                                                                  2,776,521               1,465,849
Notes and other receivables, net                                                            16,388                  24,999
Intangible assets, net and goodwill                                                         79,506                  59,437
Deferred tax asset, net                                                                  1,113,925                 978,415
Other assets                                                                               544,432                 401,689
Property, equipment and leasehold improvements, net                                        512,804                 234,216
Investments in associated companies                                                      1,362,913                 773,010
                                                                                       -----------             -----------
           Total                                                                       $ 8,126,622             $ 5,303,824
                                                                                       ===========             ===========

LIABILITIES
-----------
Current liabilities:
   Trade payables and expense accruals                                                 $   229,560             $   127,739
   Deferred revenue                                                                         86,993                    --
   Other current liabilities                                                                10,992                   5,688
   Debt due within one year                                                                132,405                 184,815
   Income taxes payable                                                                       --                     8,411
                                                                                       -----------             -----------
       Total current liabilities                                                           459,950                 326,653
Other non-current liabilities                                                               71,061                  90,268
Long-term debt                                                                           2,004,145                 974,646
                                                                                       -----------             -----------
       Total liabilities                                                                 2,535,156               1,391,567
                                                                                       -----------             -----------
Commitments and contingencies

Minority interest                                                                           20,974                  18,982
                                                                                       -----------             -----------

SHAREHOLDERS' EQUITY
--------------------
Common shares, par value $1 per share, authorized 600,000,000 and 300,000,000 shares; 222,574,440 and 216,351,466 shares issued and outstanding, after
   deducting 56,886,204 and 56,884,989 shares held in treasury                             222,574                 216,351
Additional paid-in capital                                                                 783,145                 520,892
Accumulated other comprehensive income (loss)                                              975,365                  (4,726)
Retained earnings                                                                        3,589,408               3,160,758
                                                                                       -----------             -----------
       Total shareholders' equity                                                        5,570,492               3,893,275
                                                                                       -----------             -----------
           Total                                                                       $ 8,126,622             $ 5,303,824
                                                                                       ===========             ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

                                                                                   2007            2006            2005
                                                                                   ----            ----            ----

REVENUES AND OTHER INCOME:
   Manufacturing                                                              $   397,113      $   450,835    $   332,253
   Telecommunications                                                             361,742            --             --
   Property management and service fees                                            80,892            --             --
   Gaming entertainment                                                            38,042            --             --
   Investment and other income                                                    181,465          294,678        148,814
   Net securities gains                                                            95,641          117,159        208,816
                                                                              -----------      -----------    -----------
                                                                                1,154,895          862,672        689,883
                                                                              -----------      -----------    -----------

EXPENSES:
   Cost of sales:
       Manufacturing                                                              340,703          386,466        281,451
       Telecommunications                                                         309,045             --             --
   Direct operating expenses:
       Property management and services                                            65,992             --             --
       Gaming entertainment                                                        37,772             --             --
   Interest                                                                       111,537           79,392         65,523
   Salaries and incentive compensation                                             88,269           89,501         71,884
   Depreciation and amortization                                                   35,238           22,105         18,070
   Selling, general and other expenses                                            223,427          151,388        118,520
                                                                              -----------      -----------    -----------
                                                                                1,211,983          728,852        555,448
                                                                              -----------      -----------    -----------
   Income (loss) from continuing operations before income taxes and
     equity in income (losses) of associated companies                            (57,088)         133,820        134,435
                                                                              -----------      -----------    -----------
Income tax (benefit) provision:
   Current                                                                            155           (4,902)         4,062
   Deferred                                                                      (559,926)          46,673     (1,135,100)
                                                                              -----------      -----------    -----------
                                                                                 (559,771)          41,771     (1,131,038)
                                                                              -----------      -----------    -----------
   Income from continuing operations before equity in income
      (losses) of associated companies                                            502,683           92,049      1,265,473
Equity in income (losses) of associated companies, net of taxes                   (21,875)          37,720        (45,133)
                                                                              -----------      -----------    -----------
   Income from continuing operations                                              480,808          129,769      1,220,340
Income (loss) from discontinued operations, net of taxes                              159           (3,960)       115,329
Gain on disposal of discontinued operations, net of taxes                           3,327           63,590        300,372
                                                                              -----------      -----------    -----------

           Net income                                                         $   484,294      $   189,399    $ 1,636,041
                                                                              ===========      ===========    ===========

Basic earnings (loss) per common share:
   Income from continuing operations                                                $2.20            $ .60          $5.66
   Income (loss) from discontinued operations                                         --              (.02)           .54
   Gain on disposal of discontinued operations                                        .02              .30           1.39
                                                                                    -----            -----          -----
           Net income                                                               $2.22            $ .88          $7.59
                                                                                    =====            =====          =====

Diluted earnings (loss) per common share:
   Income from continuing operations                                                $2.09            $ .60          $5.34
   Income (loss) from discontinued operations                                         --              (.02)           .50
   Gain on disposal of discontinued operations                                        .01              .27           1.30
                                                                                    -----            -----          -----
           Net income                                                               $2.10            $ .85          $7.14
                                                                                    =====            =====          =====






              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
(In thousands)

                                                                                            2007             2006            2005
                                                                                            ----             ----            ----


Net cash flows from operating activities:
-----------------------------------------
Net income                                                                              $   484,294      $   189,399    $ 1,636,041
Adjustments to reconcile net income to net cash provided by (used for) operations:
  Deferred income tax provision (benefit)                                                  (567,864)          99,990     (1,135,100)
  Depreciation and amortization of property, equipment and leasehold improvements            41,216           35,884        186,428
  Other amortization                                                                          1,227          (11,884)         3,068
  Share-based compensation                                                                   11,176           15,164            --
  Excess tax benefit from exercise of stock options                                          (4,022)            (456)           --
  Provision for doubtful accounts                                                               566            1,089          6,181
  Net securities gains                                                                      (95,641)        (117,159)      (212,299)
  Equity in (income) losses of associated companies                                          31,218          (60,056)        44,403
  Distributions from associated companies                                                    55,769           75,725         90,280
  Net gains related to real estate, property and equipment and other assets                 (30,040)        (109,107)       (29,386)
  Gain on disposal of discontinued operations                                                (4,748)         (99,456)      (300,372)
  Investments classified as trading, net                                                     45,128            4,469         18,022
  Net change in:
   Restricted cash                                                                           22,799            8,690        (11,871)
   Trade, notes and other receivables                                                        11,989          183,263         20,850
   Prepaids and other assets                                                                   (588)          (2,914)       (18,107)
   Trade payables and expense accruals                                                          835          (73,342)        54,344
   Other liabilities                                                                         (1,267)         (47,230)       (36,427)
   Deferred revenue                                                                         (16,356)             --          10,553
   Income taxes payable                                                                     (10,834)          (6,628)        (2,537)
  Other                                                                                       6,774            6,081         (2,961)
                                                                                        -----------      -----------    -----------
   Net cash provided by (used for) operating activities                                     (18,369)          91,522        321,110
                                                                                        -----------      -----------    -----------

Net cash flows from investing activities:
-----------------------------------------
Acquisition of property, equipment and leasehold improvements                               (37,700)         (39,021)      (136,260)
Acquisitions of and capital expenditures for real estate investments                        (97,393)         (71,505)       (26,053)
Proceeds from disposals of real estate, property and equipment, and other assets             81,247          188,836         33,722
Proceeds from disposal of discontinued operations, net of expenses and
  cash of operations sold                                                                     4,245          120,228        459,094
Acquisitions, net of cash acquired                                                          (90,269)        (105,282)      (170,516)
Collection of Premier Entertainment Biloxi, LLC's insurance proceeds                           --            109,383            --
Net change in restricted cash                                                               (65,715)         (90,959)           --
Advances on notes and other receivables                                                     (20,172)         (31,518)          (100)
Collections on notes, loans and other receivables                                            38,868           29,823          3,312
Investments in associated companies                                                      (1,010,211)        (313,152)       (34,466)
Capital distributions from associated companies                                              69,543            4,845          2,644
Investment in Fortescue Metals Group Ltd                                                    (44,217)        (408,030)           --
Purchases of investments (other than short-term)                                         (5,759,504)      (3,661,421)    (3,350,651)
Proceeds from maturities of investments                                                     688,355        1,149,123      1,262,577
Proceeds from sales of investments                                                        5,286,321        2,933,601      1,979,288
Other                                                                                          (757)          (1,127)           --
                                                                                        -----------      -----------    -----------

   Net cash provided by (used for) investing activities                                    (957,359)        (186,176)        22,591
                                                                                        -----------      -----------    -----------

                                                                                                                       (continued)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended December 31, 2007, 2006 and 2005
(In thousands)


                                                                                            2007             2006            2005
                                                                                            ----             ----            ----

Net cash flows from financing activities:
----------------------------------------
Net change in customer banking deposits                                                 $     --          $    --         $ (24,565)
Issuance of debt, net of issuance costs                                                   1,017,852           96,676         82,753
Reduction of debt                                                                           (75,509)         (66,223)      (477,360)
Issuance of common shares                                                                   253,441            3,838          3,689
Purchase of common shares for treasury                                                         (163)            (187)          (167)
Excess tax benefit from exercise of stock options                                             4,022              456           --
Dividends paid                                                                              (55,644)         (54,085)       (27,008)
Other                                                                                         1,461           14,313           --
                                                                                        -----------       ----------      ---------
   Net cash provided by (used for) financing activities                                   1,145,460           (5,212)      (442,658)
                                                                                        -----------       ----------      ---------

Effect of foreign exchange rate changes on cash                                                  39              108         (1,034)
                                                                                        -----------       ----------      ---------
   Net increase (decrease) in cash and cash equivalents                                     169,771          (99,758)       (99,991)
Cash and cash equivalents at January 1,                                                     287,199          386,957        486,948
                                                                                        -----------       ----------      ---------
Cash and cash equivalents at December 31,                                               $   456,970       $  287,199      $ 386,957
                                                                                        ===========       ==========      =========

Supplemental disclosures of cash flow information:
-------------------------------------------------
Cash paid during the year for:
   Interest                                                                             $    90,640       $   82,072      $  96,958
   Income tax payments, net                                                             $    11,078       $    6,707      $   3,486

Non-cash investing activities:
-----------------------------
Common stock issued for acquisition of MK Resources Company                             $    --           $     --        $   8,346



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2007, 2006 and 2005
(In thousands, except par value and per share amounts)

                                                       Common                     Accumulated
                                                       Shares     Additional         Other
                                                       $1 Par       Paid-In      Comprehensive     Retained
                                                       Value        Capital      Income (Loss)     Earnings          Total
                                                       -----        -------      -------------     --------          -----


Balance, January 1, 2005                             $ 215,201      $490,903       $136,138       $1,416,411      $2,258,653
                                                                                                                  ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $0                                            (175,577)                        (175,577)
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $0                                                (17,199)                         (17,199)
   Net change in unrealized gain (loss) on
     derivative  instruments, net of taxes of $0                                      2,747                            2,747
   Net change in minimum pension liability, net
     of taxes of $0                                                                 (27,611)                         (27,611)
   Net income                                                                                      1,636,041       1,636,041
                                                                                                                  ----------
     Comprehensive income                                                                                          1,418,401
                                                                                                                  ----------
Issuance of common shares on acquisition of
   minority interest in MK Resources Company               432         7,914                                           8,346
Exercise of options to purchase common shares              432         3,257                                           3,689
Purchase of common shares for treasury                      (7)         (160)                                           (167)
Dividends ($.13 per common share)                                                                    (27,008)        (27,008)
                                                     ---------      --------       --------       ----------      ----------
Balance, December 31, 2005                             216,058       501,914        (81,502)       3,025,444       3,661,914
                                                                                                                  ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $34,149                                         60,187                           60,187
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $2,137                                              3,768                            3,768
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $128                                      (224)                            (224)
   Net change in minimum pension liability,
     net of taxes of $6,958                                                          12,263                           12,263
   Net income                                                                                        189,399         189,399
                                                                                                                  ----------
     Comprehensive income                                                                                            265,393
                                                                                                                  ----------
Share-based compensation expense                                      15,164                                          15,164
Adjustment to initially apply SFAS 158, net of
   taxes of  $444                                                                       782                              782
Exercise of options to purchase common shares,
   including excess tax benefit                            300         3,994                                           4,294
Purchase of common shares for treasury                      (7)         (180)                                           (187)
Dividends ($.25 per common share)                                                                    (54,085)        (54,085)
                                                     ---------      --------       --------       ----------      ----------
Balance, December 31, 2006                             216,351       520,892         (4,726)       3,160,758       3,893,275
                                                                                                                  ----------
Comprehensive income:
   Net change in unrealized gain (loss)
     on investments, net of taxes of $549,415                                       959,872                          959,872
   Net change in unrealized foreign exchange
     gain (loss), net of taxes of $3,512                                              6,126                            6,126
   Net change in unrealized gain (loss) on
     derivative instruments, net of taxes of $87                                        168                              168
   Net change in pension liability and
     postretirement benefits, net of taxes of $7,843                                 13,925                           13,925
   Net income                                                                                        484,294         484,294
                                                                                                                  ----------
     Comprehensive income                                                                                          1,464,385
                                                                                                                  ----------
Share-based compensation expense                                      11,176                                          11,176
Issuance of common shares                                5,500       236,500                                         242,000
Exercise of options to purchase common shares,
   including excess tax benefit                            728        14,735                                          15,463
Purchase of common shares for treasury                      (5)         (158)                                           (163)
Dividends ($.25 per common share)                                                                    (55,644)        (55,644)
                                                     ---------      --------       --------       ----------      ----------
Balance, December 31, 2007                           $ 222,574      $783,145       $975,365       $3,589,408      $5,570,492
                                                     =========      ========       ========       ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Operations:
   ---------------------

The Company is a diversified holding company engaged in a variety of businesses, including manufacturing, telecommunications, property management and services, gaming entertainment, real estate activities, medical product development and winery operations. The Company also owns equity interests in operating businesses and investment partnerships which are accounted for under the equity method of accounting, including a broker-dealer engaged in making markets and trading of high yield and special situation securities, land based contract oil and gas drilling, real estate activities and development of a copper mine in Spain. The Company continuously evaluates the retention and disposition of its existing operations and investments and frequently investigates the acquisition of new businesses. Changes in the mix of the Company's owned businesses and investments should be expected.

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

Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes including, among other things, building and construction, erosion control, packaging, agricultural, carpet padding, filtration and consumer products. Conwed Plastics manufacturing segment has four domestic manufacturing facilities, and it owns and operates manufacturing and sales facilities in Belgium and Mexico.

The telecommunications business is conducted by the Company's 75% owned subsidiary, STi Prepaid, LLC ("STi Prepaid"). STi Prepaid is a provider of international prepaid phone cards and other telecommunications services in the United States.

The property management and services business is conducted through ResortQuest International, Inc. ("ResortQuest"). ResortQuest is engaged in offering management services to vacation properties in beach and mountain resort locations in the continental United States, as well as in real estate brokerage services and other rental and property owner services in resort locations.

The gaming entertainment business is conducted through Premier Entertainment Biloxi, LLC ("Premier"). Premier owns the Hard Rock Hotel & Casino Biloxi ("Hard Rock Biloxi") located in Biloxi, Mississippi.

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

The winery operations consist of two wineries, Pine Ridge Winery in Napa Valley, California and Archery Summit in the Willamette Valley of Oregon, and a vineyard development project in the Columbia Valley of Washington. The wineries primarily produce and sell wines in the ultra premium and luxury segments of the premium table wine market.

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

Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. If in the future the Company were to determine that it would be able to realize its deferred tax asset in excess of its net recorded amount, an adjustment would increase income in such period or, if such determination were made in connection with an acquisition, an adjustment would be made in connection with the allocation of the purchase price to acquired assets and liabilities. If in the future the Company were to determine that it would not be able to realize all or part of its deferred tax asset, an adjustment would be charged to income in such period. The determination of the amount of the valuation allowance required is based, in significant part, upon the Company's projection of future taxable income at any point in time. The Company also records reserves for contingent tax liabilities based on the Company's assessment of the probability of successfully sustaining its tax filing positions. See Note 16 for more information.

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

Impairment of Securities - Investments with an impairment in value considered to be other than temporary are written down to estimated fair value. The write-downs are included in net securities gains in the consolidated statements of operations. The Company evaluates its investments for impairment on a quarterly basis. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded impairment charges for securities of $36,800,000, $12,900,000 and $12,200,000 for the years ended December 31, 2007,
2006 and 2005, respectively.

Business Combinations - At acquisition, the Company allocates the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, consider market quotes for similar transactions, employ discounted cash flow techniques or consider other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net book value.

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

Use of Fair Value Estimates - Substantially all of the Company's investment portfolio is classified as either available for sale or as trading securities, both of which are carried at estimated fair value in the Company's consolidated balance sheet. The estimated fair values are principally based on publicly quoted market prices, which can rise or fall in reaction to a wide variety of factors or events, and as such are subject to market-related risks and uncertainties. The Company also invests in limited partnerships or limited liability companies which are accounted for under the equity method of accounting. These investees hold investments in publicly and non-publicly traded securities, and as such are also subject to market-related risks and uncertainties and the risks inherent in estimating the fair values of such securities. Since changes in the fair value of all of these investments are recognized in the Company's consolidated balance sheet, and with respect to trading securities or securities owned by equity method investees also in the Company's consolidated statement of operations, the Company is exposed to volatility in securities markets.

Contingencies - The Company accrues for contingent losses when the contingent loss is probable and the amount of loss can be reasonably estimated. Estimates of the likelihood that a loss will be incurred and of contingent loss amounts normally require significant judgment by management, can be highly subjective and are subject to material change with the passage of time as more information becomes available. As of December 31, 2007, the Company's accrual for contingent losses was not material. See Note 18 for more information.

(b) Consolidation Policy: The consolidated financial statements include the
    --------------------
accounts of the Company, all variable interest entities of which the Company or a subsidiary is the primary beneficiary, and all majority-controlled entities that are not variable interest entities. The Company considers special allocations of cash flows and preferences, if any, to determine amounts allocable to minority interests. All intercompany transactions and balances are eliminated in consolidation.

Associated companies are investments in equity interests that are accounted for on the equity method of accounting. These include investments in corporations that the Company does not control but has the ability to exercise significant influence and investments in limited partnerships in which the Company's interest is more than minor.

(c) Cash Equivalents: The Company considers short-term investments, which have
    ----------------
maturities of less than three months at the time of acquisition, to be cash equivalents. Cash and cash equivalents include short-term investments of $303,200,000 and $158,100,000 at December 31, 2007 and 2006, respectively.

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

Held to maturity investments are made with the intention of holding such securities to maturity, which the Company has the ability to do. Estimated fair values are principally based on publicly quoted market prices.

(e) Property, Equipment and Leasehold Improvements: Property, equipment and
    ----------------------------------------------
leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

(f) Revenue Recognition: Revenues are recognized when the following conditions
    -------------------
are met: (1) collectibility is reasonably assured; (2) title to the product has passed or the service has been rendered and earned; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable price. Manufacturing revenues are recognized when title passes, which for Idaho Timber is generally upon the customer's receipt of the goods and for Conwed Plastics upon shipment of goods. Revenues from sales of prepaid phone cards are deferred when the cards are initially sold and are recognized when the cards are used by the consumer and/or administrative fees are charged in accordance with the cards' terms, resulting in a reduction of the outstanding obligation to the customer. ResortQuest typically receives cash deposits on advance bookings of its vacation properties that are recorded as deferred revenue. Property management revenues are recognized ratably over the rental period based on ResortQuest's proportionate share of the total rental price of the property. Real estate brokerage revenues are recorded when the transactions are complete. Gaming entertainment revenues consist of casino gaming, hotel, food and beverage, and entertainment revenues. Casino gaming revenue is the aggregate of gaming wins and losses, reduced for the cash value of rewards earned by customers based on their level of play on slot machines. Hotel, food and beverage, and entertainment revenues are recognized as services are performed. Revenue from the sale of real estate is generally recognized when title passes; however, if the Company is obligated to make improvements to the real estate subsequent to closing, a portion of revenues are deferred and recognized under the percentage of completion method of accounting.

(g) Cost of Sales: Manufacturing inventories are stated at the lower of cost or
    -------------
market, with cost determined under the first-in-first-out method. Manufacturing cost of sales principally includes product and manufacturing costs, inbound and outbound shipping costs and handling costs. STi Prepaid's cost of sales primarily consists of origination, transport and termination of telecommunications traffic, and connectivity costs paid to underlying service providers.

Direct operating expense for property management and services includes expenses relating to housekeeping, maintenance, reservations, marketing, and other costs associated with rental and management. Direct operating expenses also include the cost of sales and operating expenses related to food and beverage sales. Direct operating expense for gaming entertainment includes expenses relating to casino gaming, hotel, food and beverage, and entertainment, which primarily consists of employees' compensation and benefits, cost of sales related to food and beverage sales, marketing and advertising, gaming taxes, insurance and supplies.

(h) Research and Development Costs: Research and development costs are expensed
    ------------------------------
as incurred.

(i) Income Taxes: The Company provides for income taxes using the liability
    ------------
method. The Company records interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.

(j) Derivative Financial Instruments: The Company reflects its derivative
    --------------------------------
financial instruments in its balance sheet at fair value. The Company has utilized derivative financial instruments to manage the impact of changes in interest rates on certain debt obligations, hedge net investments in foreign subsidiaries and manage foreign currency risk on certain available for sale securities. Although the Company believes that these derivative financial instruments are practical economic hedges of the Company's risks, except for the hedge of the net investment in foreign subsidiaries, they do not meet the effectiveness criteria under GAAP, and therefore are not accounted for as hedges. Amounts recorded as income (charges) in investment and other income were $(5,800,000), $1,200,000 and $1,700,000 for the years ended December 31, 2007,
2006 and 2005, respectively; net unrealized losses were $1,100,000 and $1,200,000 at December 31, 2007 and 2006, respectively.

From time to time the Company may also make speculative investments in derivative financial instruments which are classified as trading securities; see
Note 6 for more information.

(k) Translation of Foreign Currency: Foreign currency denominated investments
    -------------------------------
and financial statements are translated into U.S. dollars at current exchange rates, except that revenues and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. Net foreign exchange transaction gains (losses) were $4,100,000 for 2007, and $(2,700,000) for each of 2006 and 2005. Net unrealized foreign exchange translation gains (losses) were $7,000,000, $900,000 and $(2,900,000) at December 31, 2007, 2006 and 2005,
respectively.

(l) Share-Based Compensation: Effective January 1, 2006, the Company adopted
    ------------------------
Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options and warrants, be recognized in the financial statements based on their fair values. The cost is recognized as an expense over the vesting period of the award. Prior to adoption of SFAS 123R, no compensation cost was recognized in the statements of operations for the Company's share-based compensation plans; the Company disclosed certain pro forma amounts as required. The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model.

(m) Recently Issued Accounting Standards: In September 2006, the Financial
    ------------------------------------
Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements; however, fair value measurements for new assets or liabilities, and fair value measurements for existing nonfinancial assets and nonfinancial liabilities, may be materially different under SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not intend to apply the provisions of SFAS 159 to those items addressed by the standard and held as of January 1, 2008. However, for financial instruments and other items addressed by the standard acquired or entered into after January 1, 2008, the Company will make an assessment at such time as to whether to apply the provisions of SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

3. Acquisitions:
   ------------

STi Prepaid

In March 2007, STi Prepaid purchased 75% of the assets of Telco Group, Inc. and its affiliates (collectively, "Telco") for an aggregate purchase price of $121,800,000 in cash, including expenses. The remaining Telco assets were contributed to STi Prepaid by the former owners in exchange for a 25% interest in STi Prepaid.


The acquisition cost was principally allocated to components of working capital and to deferred tax assets. In connection with the acquisition, the Company revised its projections of future taxable income and reassessed the required amount of its deferred tax valuation allowance. As a result of the reassessment, the Company concluded that it was more likely than not that it could realize additional deferred tax assets in the future; accordingly, a reduction to the deferred tax valuation allowance of $98,600,000 was recognized in the purchase price allocation (in addition to certain acquired deferred tax assets). Based upon its allocation of the purchase price, the Company has recorded STi Prepaid intangible assets of $4,400,000.

ResortQuest

In June 2007, the Company completed the acquisition of ResortQuest for $11,900,000, including expenses and working capital adjustments finalized subsequent to the closing date.

Unaudited pro forma operating results for the Company, assuming the acquisitions of STi Prepaid and ResortQuest had occurred as of the beginning of each year presented below, are as follows (in thousands, except per share amounts):

                                                                                     2007             2006
                                                                                  ----------       ----------

          Revenues                                                                $1,310,000       $1,545,100
          Income before extraordinary items and cumulative effect
           of a change in accounting principles                                   $  482,200       $  214,000
          Net income                                                              $  482,200       $  214,000
          Per Share:
               Basic                                                                   $2.21             $.99
               Diluted                                                                 $2.09             $.96

The amounts above reflect the historical operating results of Telco and ResortQuest for periods prior to the purchase transactions. Telco's 2007 historical results include a $3,300,000 charge to write down certain inventory. ResortQuest's 2006 historical results include $4,900,000 of revenue relating to the full settlement of its claim under its insurance policies as a result of hurricanes.

Pro forma adjustments principally reflect the allocation of the purchase price to the difference between fair value and book value of property and equipment, resulting in increases or decreases to historical depreciation expense, and the allocation to identifiable intangible assets, resulting in increased amortization expense. The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisitions had actually occurred as of the beginning of the periods presented. Unaudited acquisition balance sheets are not included as amounts were not material.

Premier

During 2006, the Company indirectly acquired a controlling voting interest in Premier for an aggregate purchase price of $90,800,000, excluding expenses. The Company owns approximately 56% of the common units of Premier and all of Premier's preferred units, which accrue an annual preferred return of 17%. The Company also acquired Premier's junior subordinated note due August 2012, and during 2007 provided Premier with a $180,000,000 senior secured credit facility to partially fund Premier's bankruptcy plan of reorganization (discussed below). As of December 31, 2007, the Company's investment in Premier was $267,600,000. At acquisition, the Company consolidated Premier as a result of its controlling voting interest; during the pendency of bankruptcy proceedings Premier was deconsolidated and accounted for under the equity method.

Premier owns the Hard Rock Biloxi, which opened to the public on June 30, 2007. The Hard Rock Biloxi was scheduled to open to the public on August 31, 2005; however, two days prior to opening, Hurricane Katrina hit the Mississippi Gulf Coast and severely damaged the hotel and related structures and completely destroyed the casino. On September 19, 2006, Premier and its subsidiary filed voluntary petitions for reorganization under the bankruptcy code, before the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division. Premier filed its petitions in order to seek the court's assistance in gaining access to Hurricane Katrina-related insurance proceeds (an aggregate of $161,200,000) which had been denied to Premier by its pre-petition secured bondholders.
                                      F-13

Premier filed an amended disclosure statement and plan of reorganization on February 22, 2007 which provided for the payment in full of all of Premier's creditors, including payment of principal and accrued interest due to the holders of Premier's 10 3/4% senior secured notes at par (the "Premier Notes"). On July 30, 2007, the court entered an order confirming the plan, subject to a modification which Premier filed on August 1, 2007; Premier emerged from bankruptcy and once again became a consolidated subsidiary of the Company on August 10, 2007. The plan was funded in part with the $180,000,000 senior secured credit facility provided by a subsidiary of the Company. The credit facility matures on February 1, 2012, bears interest at 10 3/4%, is prepayable at any time without penalty, and contains other covenants, terms and conditions similar to those contained in the indenture governing the Premier Notes. Since the plan did not result in any change in ownership of the voting interests in Premier, the Company did not apply "fresh start" accounting and did not treat the reconsolidation of Premier as the acquisition of a business that, under the purchase method of accounting, requires the measurement of assets and liabilities at fair value. Accordingly, the Company reconsolidated the assets and liabilities of Premier upon its emergence from bankruptcy using its historical basis in Premier's assets and liabilities.

See Note 18 for information concerning contingencies related to Premier.

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

4. Investments in Associated Companies:
   -----------------------------------

The Company has investments in several Associated Companies. The amounts reflected as equity in income (losses) of associated companies in the consolidated statements of operations are net of income tax provisions (benefits) of $(9,300,000), $22,400,000 and $700,000 for the years ended
December 31, 2007, 2006 and 2005, respectively. Included in consolidated retained earnings at December 31, 2007 is approximately $24,100,000 of undistributed earnings of the associated companies.

Goober Drilling, LLC ("Goober Drilling")

In the second quarter of 2006, the Company acquired a 30% limited liability company interest in Goober Drilling for aggregate consideration of $60,000,000, excluding expenses, and agreed to lend to Goober Drilling, on a secured basis, up to $126,000,000 to finance new rig equipment purchases and construction costs and to repay existing debt. Goober Drilling is a land based contract oil and gas drilling company based in Stillwater, Oklahoma that provides land based drilling services to oil and natural gas exploration and production companies in the Mid-Continent Region of the U.S., primarily in Oklahoma and Texas. During 2007, the Company increased its equity interest to 50% for additional payments aggregating $45,000,000. In addition, the credit facility was amended to increase the borrowing capacity to $138,500,000 and the interest rate to LIBOR plus 5%, the Company provided Goober Drilling with an additional secured credit facility of $45,000,000 at an interest rate of LIBOR plus 10%, and the Company provided another secured credit facility of $15,000,000 at an interest rate at the greater of 8% or LIBOR plus 2.6%. At December 31, 2007, the aggregate outstanding loan amount was $171,000,000 excluding accrued interest. The additional funding was required due to increased raw material and labor costs to construct the new rigs and working capital needs due to delays in rig construction. For the years ended December 31, 2007 and 2006, the Company recorded $13,600,000 and $2,000,000, respectively, of pre-tax income from this investment under the equity method of accounting.

The Company's investment in Goober Drilling exceeds the Company's share of its underlying net assets by approximately $48,000,000 at December 31, 2007. This excess is being amortized over a three to fifteen year period.

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

CLC entered into an agreement with third party lenders for project financing consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to (euro)69,000,000 to finance subsidies and value-added tax. The Company and Inmet have guaranteed 30% and 70%, respectively, of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2007 approximately $126,900,000 was outstanding under the senior secured credit facility and (euro)24,000,000 was outstanding under the senior secured bridge credit facility. The Company and Inmet have also committed to provide financing to CLC which is currently estimated to be (euro)239,000,000 ($350,000,000 at exchange rates in effect on February 14, 2008), of which the Company's share will be 30% ($80,000,000 of which has been loaned as of December 31, 2007). For the years ended December 31, 2007, 2006 and 2005, the Company recorded pre-tax income (losses) of $4,000,000, $3,800,000 and $(1,600,000), respectively, from this investment under the equity method of accounting.

HomeFed Corporation ("HomeFed")

During 2002, the Company sold one of its real estate subsidiaries, CDS Holding Corporation ("CDS"), to HomeFed for a purchase price of $25,000,000, consisting of $1,000,000 in cash and 2,474,226 shares of HomeFed's common stock, which represented approximately 30% of HomeFed's outstanding common stock. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,500,000, $2,900,000 and $5,800,000, respectively, of pre-tax income from this investment under the equity method of accounting. HomeFed is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).

As a result of a 1998 distribution to all of the Company's shareholders, approximately 6.6% and 8.2% of HomeFed is owned by the Company's Chairman and President, respectively. Both are also directors of HomeFed and the Company's President serves as HomeFed's Chairman.

Jefferies Partners Opportunity Fund II, LLC ("JPOF II") and Jefferies High Yield Holdings, LLC ("JHYH")

During 2000, the Company invested $100,000,000 in the equity of JPOF II, a limited liability company, which is a registered broker-dealer. JPOF II was managed by Jefferies & Company, Inc. ("Jefferies"), a full service investment bank to middle market companies. JPOF II invested in high yield securities, special situation investments and distressed securities and provides trading services to its customers and clients. For the period from January 1, 2007 through March 31, 2007 (date of termination), and for the years ended December 31, 2006 and 2005, the Company recorded pre-tax income from this investment under the equity method of accounting of $3,000,000, $26,200,000 and $23,600,000, respectively. These earnings were distributed by JPOF II as dividends shortly after the end of each period.

During 2007, the Company and Jefferies formed JHYH, a newly formed entity, and the Company and Jefferies each committed to invest $600,000,000. The Company has invested $250,000,000 in cash plus its $100,000,000 investment in JPOF II; its remaining $250,000,000 commitment will be funded at the sole discretion of Jefferies. JHYH owns Jefferies High Yield Trading, LLC ("JHYT"), a registered broker-dealer that is engaged in the secondary sales and trading of high yield securities and special situation securities formerly conducted by Jefferies, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT does not invest or make markets in sub-prime residential mortgage securities.

Jefferies and the Company each have the right to nominate two of a total of four directors to JHYH's board, and each own 50% of the voting securities. The organizational documents also permit passive investors to invest up to $800,000,000. Jefferies also received additional JHYH securities entitling it to 20% of the profits. The voting and non-voting interests are entitled to a pro rata share of the profits of JHYH, and are mandatorily redeemable in 2013, with an option to extend up to three additional one-year periods. Under GAAP, JHYH is considered a variable interest entity that is consolidated by Jefferies, since Jefferies is the primary beneficiary. The Company's share of JHYH's net income was $4,300,000 during 2007.

Wintergreen Partners Fund, L.P. ("Wintergreen")

The Company has invested an aggregate of $50,000,000 in Wintergreen, a limited partnership that invests in domestic and foreign debt and equity securities. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $14,000,000, $11,000,000 and $500,000, respectively, of pre-tax income from this investment under the equity method of accounting. At December 31, 2007, the book value of the Company's investment in Wintergreen was $75,500,000.

EagleRock Capital Partners (QP), LP ("EagleRock")

During 2001, the Company invested $50,000,000 in EagleRock, a limited partnership that invests and trades in securities and other investment vehicles. At December 31, 2007, the book value of the Company's equity investment in EagleRock was $33,500,000; the Company received distributions of $15,000,000 and $48,200,000 from EagleRock in 2007 and 2006, respectively. Pre-tax income (losses) of $(11,800,000), $16,400,000 and $(28,900,000) for the years ended
December 31, 2007, 2006 and 2005, respectively, were recorded from this investment under the equity method of accounting.

Highland Funds

In January 2007, the Company invested $74,000,000 in Highland Opportunity Fund, L.P. ("Highland Opportunity"), a limited partnership which principally invests through a master fund in mortgage-backed and asset-backed securities, and $25,000,000 in HFH ShortPLUS Fund, L.P. ("Shortplus"), a limited partnership which principally invests through a master fund in a short-term based portfolio of asset-backed securities. For the year ended December 31, 2007, the Company recorded $(17,600,000) and $54,500,000 of pre-tax income (losses) for Highland Opportunity and Shortplus, respectively.

Pershing Square IV, L.P. ("Pershing Square")

In June 2007, the Company invested $200,000,000 to acquire a 10% limited partnership interest in Pershing Square, a newly-formed private investment partnership whose investment decisions are at the sole discretion of Pershing Square's general partner. The stated objective of Pershing Square is to create significant capital appreciation by investing in Target Corporation. For the year ended December 31, 2007, the Company recorded $85,500,000 of pre-tax losses from this investment under the equity method of accounting, principally resulting from declines in the market value of Target Corporation's common stock.

RCG Ambrose, L.P. ("Ambrose")

In September 2007, the Company invested $75,000,000 in Ambrose, a limited partnership which principally invests through a master fund in anticipated corporate transactions including mergers, acquisitions, recapitalizations and similar events. For the year ended December 31, 2007, the Company recorded $1,100,000 of pre-tax losses from this investment under the equity method of accounting.

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

During 2005, Olympus recorded significant losses as a result of estimated insurance claims from Hurricanes Katrina, Rita and Wilma. In early 2006, Olympus raised a significant amount of new equity to replace some, but not all of the capital that was lost as a result of the 2005 hurricanes. Since the Company did not invest additional capital in Olympus, its equity interest was diluted (to less than 4%) such that it no longer applied the equity method of accounting for this investment subsequent to December 31, 2005. For the year ended December 31, 2005 the Company recorded $120,100,000 of pre-tax losses from this investment under the equity method of accounting. In addition, during 2005, the Company recorded an impairment loss of $3,700,000 to reduce the book value of its investment to zero.

The following table provides summarized data with respect to the Associated Companies accounted for on the equity method of accounting included in results of operations for the three years ended December 31, 2007. (Amounts are in thousands.)

                                                                                  2007              2006
                                                                              ------------       ------------

  Assets                                                                      $  5,761,200       $  3,553,900
  Liabilities                                                                    1,446,500          1,980,500
                                                                              -----------        ------------
         Net assets                                                           $  4,314,700       $  1,573,400
                                                                              ============       ============
  The Company's portion of the reported net assets                            $  1,175,700       $    770,800
                                                                              ============       ============

                                                                                  2007              2006               2005
                                                                              ------------       ------------       -----------

  Total revenues                                                              $    158,900       $    640,400       $  984,400
  Income (loss) from continuing operations before extraordinary items         $   (625,100)      $    214,600       $ (484,200)
  Net income (loss)                                                           $   (625,100)      $    214,600       $ (484,200)
  The Company's equity in net income (loss)                                   $    (31,200)      $     60,100       $  (44,400)

Except for its investment in CLC, the Company has not provided any guarantees, nor is it contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to the Company. The Company's exposure to adverse events at the investee companies is limited to the book value of its investment.

5. Discontinued Operations:
   -----------------------

Symphony Health Services, LLC ("Symphony")

In July 2006, the Company sold Symphony for approximately $107,000,000. After satisfaction of Symphony's outstanding credit agreement by the buyer ($31,700,000 at date of sale) and certain sale related obligations, the Company realized net cash proceeds of $62,300,000 and recorded a pre-tax gain on sale of discontinued operations of $53,300,000 ($33,500,000 after tax).

ATX Communications, Inc. ("ATX")

In September 2006, the Company sold ATX for aggregate cash consideration of approximately $85,700,000 and recorded a pre-tax gain on sale of discontinued operations of $41,600,000 ($26,100,000 after tax).

WilTel

In December 2005, the Company sold WilTel to Level 3 Communications, Inc. ("Level 3") for aggregate cash consideration of $460,300,000 (net of estimated working capital adjustments of approximately $25,500,000), and 115,000,000 newly issued shares of Level 3 common stock. In connection with the sale, the Company retained certain assets and liabilities of WilTel that were not purchased by Level 3. The retained assets included (i) WilTel's headquarters building (including the adjacent parking garage) located in Tulsa, Oklahoma, (ii) cash and cash equivalents in excess of $100,000,000, (iii) corporate aircraft and related capital lease obligations, and (iv) marketable securities. In addition, the Company retained all of WilTel's right to receive certain cash payments from AT&T Inc. (formerly SBC Communications Inc.) totaling $236,000,000, of which $37,500,000 was received prior to closing and the balance was received during 2006. Prior to the closing, WilTel repaid its long-term debt obligations using its funds, together with $220,000,000 of funds advanced by the Company. The retained liabilities also include WilTel's defined benefit pension plan and supplemental retirement plan obligation and certain other employee related liabilities. The agreement with Level 3 required that all parties make the appropriate filings to treat the purchase of WilTel as a purchase of assets for federal, state and local income and franchise tax purposes. As a result, WilTel's net operating loss carryforwards ("NOLs"), as well as any tax losses generated by the sale, remained with the Company. For more information on the Company's NOLs, see Note 16.

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

WilTel's former headquarters building, including the adjacent parking garage, was not included in the sale to Level 3 and was retained by the Company. The Company concluded that the change in the manner in which the asset was being used, from a headquarters facility of an operating subsidiary to a property held for investment, was a change in circumstances which indicated that the carrying amount of the facility might not be recoverable. On the closing date of the sale to Level 3, the carrying amount of the facility was $96,500,000; the Company concluded that the carrying amount was not recoverable, and an impairment loss of $42,400,000 was recorded reducing the gain on disposal of discontinued operations.

During 2007, the facility was sold for net cash proceeds of $53,500,000 which resulted in a small gain.

Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $800,000 ($500,000 after tax) from the resolution of sale-related contingencies. Gain on disposal of discontinued operations during 2006 includes $2,400,000 of pre-tax gains ($1,500,000 after tax) principally for the resolution of certain sale-related contingencies and obligations and working capital adjustments.

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

Other

Gain on disposal of discontinued operations for 2007 includes a pre-tax gain of $4,000,000 ($2,800,000 after tax) related to the collection of additional amounts from the sale of the Company's interest in an Argentine shoe manufacturer in 2005 that had not been previously recognized (collectibility was uncertain). Although there was no material gain or loss on disposal in 2005, results of discontinued operations during 2005 include a pre-tax loss of $4,400,000 related to this investment.

In 2006, the Company sold its gas properties and recorded a pre-tax loss on disposal of discontinued operations of $900,000. Income (loss) from discontinued operations for 2006 includes $2,900,000 of pre-tax losses related to these gas properties; amounts for 2005 were not material.

In 2006, the Company received $3,000,000 from a former insurance subsidiary which, for many years, had been undergoing liquidation proceedings controlled by state insurance regulators. The Company reflected the amount received as a gain on disposal of discontinued operations. For income tax purposes, the payment is treated as a non-taxable distribution paid by a subsidiary; as a result, no tax expense has been recorded.

A summary of the results of discontinued operations is as follows for the two year period ended December 31, 2006 (in thousands):

                                                                                     2006             2005
                                                                                  ----------     ------------

Revenues and other income:
   Telecommunications revenues                                                    $ 118,987      $  1,855,130
   Healthcare revenues                                                              110,370           239,046
   Investment and other income                                                        2,790           116,006
   Net securities gains                                                                 --              3,483
                                                                                  ---------      ------------
                                                                                    232,147         2,213,665
                                                                                  ---------      ------------
Expenses:
   Telecommunications cost of sales                                                  72,231         1,290,409
   Healthcare cost of sales                                                          95,628           203,149
   Interest                                                                           1,321            30,389
   Salaries                                                                          26,889           180,348
   Depreciation and amortization                                                     10,018           171,395
   Selling, general and other expenses                                               29,888           222,679
                                                                                  ---------      ------------
                                                                                    235,975         2,098,369
                                                                                  ---------      ------------
       Income (loss) from discontinued operations before income
          taxes                                                                      (3,828)          115,296
Income tax provision (benefit)                                                          132               (33)
                                                                                  ---------      ------------
       Income (loss) from discontinued operations, net of taxes                   $  (3,960)     $    115,329
                                                                                  =========      ============

Results of discontinued operations for 2007 were not material.

6. Investments:
   -----------

A summary of investments classified as current assets at December 31, 2007 and 2006 is as follows (in thousands):

                                                                            2007                                2006
                                                                 ------------------------------      ------------------------------
                                                                                Carrying Value                       Carrying Value
                                                                 Amortized       and Estimated       Amortized       and Estimated
                                                                   Cost            Fair Value          Cost            Fair Value
                                                                   ----            ----------          ----          -------------


Investments available for sale                                   $ 897,470        $  899,053         $ 803,034        $  809,927
Trading securities                                                  47,180            71,618            79,526            80,321
Other investments, including accrued interest income                12,528            12,528            13,725            13,725
                                                                 ---------        ----------         ---------        ----------
   Total current investments                                     $ 957,178        $  983,199         $ 896,285        $  903,973
                                                                 =========        ==========         =========        ==========

The amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments classified as current assets at December 31, 2007 and 2006 are as follows (in thousands):



                                                                                     Gross              Gross          Estimated
                                                                  Amortized        Unrealized        Unrealized          Fair
                                                                     Cost            Gains             Losses            Value
                                                                 ----------         ---------         ----------      -----------


2007
----
Bonds and notes:
   United States Government and agencies                         $ 735,721           $ 1,634           $   189        $   737,166
   U.S. Government-Sponsored Enterprises                           159,365               138                 8            159,495
   All other corporates                                              2,384                17                 9              2,392
                                                                 ---------          --------           -------        -----------
       Total fixed maturities                                    $ 897,470           $ 1,789           $   206        $   899,053
                                                                 =========           =======           =======        ===========

2006
----
Bonds and notes:
   United States Government and agencies                         $ 440,375           $    99           $   155        $   440,319
   U.S. Government-Sponsored Enterprises                           192,357                 2               100            192,259
   All other corporates                                            165,396             5,202                56            170,542
                                                                 ---------           -------           -------        -----------
       Total fixed maturities                                      798,128             5,303               311            803,120
                                                                 ---------           -------           -------        -----------
Equity securities:
   Industrial, miscellaneous and all other                           4,906             1,901             --                 6,807
                                                                 ---------           -------           -------        -----------
       Total equity securities                                       4,906             1,901             --                 6,807
                                                                 ---------           -------           -------        -----------
       Total                                                     $ 803,034           $ 7,204           $   311        $   809,927
                                                                 =========           =======           =======        ===========

Trading securities is comprised of other investments, principally INTL Consilium Emerging Market Absolute Return Fund, LLC's investment in a master fund, and at December 31, 2007 includes an investment in credit default swaps carried at fair value of $22,000,000. Net security gains include $19,500,000 of unrealized gains related to these derivative financial investments for the year ended December 31, 2007. The Company's objective in making this speculative investment is to realize capital appreciation.

A summary of non-current investments at December 31, 2007 and 2006 is as follows (in thousands):

                                                                           2007                                2006
                                                                ------------------------------      ----------------------------
                                                                                Carrying Value                      Carrying Value
                                                                Amortized       and Estimated       Amortized        and Estimated
                                                                   Cost          Fair Value          Cost             Fair Value
                                                              -----------        -----------      -----------        ------------

Investments available for sale                                $   951,988        $ 2,618,648      $ 1,131,198        $ 1,283,261
Other investments                                                 157,873            157,873          182,588            182,588
                                                              -----------        -----------      -----------        -----------
   Total non-current investments                              $ 1,109,861        $ 2,776,521      $ 1,313,786        $ 1,465,849
                                                              ===========        ===========      ===========        ===========


Other non-current investments include 5,600,000 common shares of Inmet, which have a cost and carrying value of $78,000,000 at December 31, 2007 and 2006. Although the Inmet shares have registration rights, they may not be sold until the earlier of August 2009 or the date on which the Company is no longer obligated under the guarantee of CLC's credit facilities. At acquisition, the fair value of the Inmet common stock was determined to be approximately 90% of the then current trading price as a result of these transferability restrictions. The Inmet shares will be carried at the initially recorded value (unless there is an other than temporary impairment) until one year prior to the termination of the transfer restrictions. At December 31, 2007, the market value of the Inmet shares is approximately $451,800,000.

In August 2006, pursuant to a subscription agreement with Fortescue Metals Group Ltd ("Fortescue") and its subsidiary, FMG Chichester Pty Ltd ("FMG"), the Company invested an aggregate of $408,000,000, including expenses, in Fortescue's Pilbara iron ore and infrastructure project in Western Australia. In exchange for its cash investment, the Company received 26,400,000 common shares of Fortescue, representing approximately 9.99% of the outstanding Fortescue common stock, and a $100,000,000 note of FMG that matures in August 2019. In July 2007, Fortescue sold new common shares in an underwritten public offering to raise additional capital for its mining project and to fund future growth. In connection with this offering, the Company exercised its pre-emptive rights to maintain its ownership position and acquired an additional 1,398,600 common shares of Fortescue for $44,200,000. Non-current available for sale investments include 277,986,000 (reflecting a 10 for 1 split in December 2007) and 26,400,000 common shares of Fortescue, representing approximately 9.9% of the outstanding Fortescue common stock at December 31, 2007 and 2006, respectively. Fortescue is a publicly traded company on the Australian Stock Exchange (Symbol:
FMG), and the shares acquired by the Company may be sold without restriction on the Australian Stock Exchange or in accordance with applicable securities laws. The Fortescue shares have a cost of $246,300,000 and $202,100,000 and market values of $1,824,700,000 and $276,300,000 at December 31, 2007 and 2006,
respectively.

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

The amortized cost, gross unrealized gains and losses and estimated fair value of non-current investments classified as available for sale at December 31, 2007 and 2006 are as follows (in thousands):


                                                                                           Gross           Gross          Estimated
                                                                        Amortized        Unrealized       Unrealized        Fair
                                                                           Cost            Gains           Losses           Value
                                                                        --------         ----------       ----------      ---------
2007
----
Bonds and notes:
   United States Government and agencies                               $    54,148       $      457        $   404       $   54,201
   U.S. Government-Sponsored Enterprises                                   286,204              293          3,448          283,049
   States, municipalities and political subdivisions                         3,442             --              --             3,442
   All other corporates                                                     75,162            5,403          1,099           79,466
                                                                       -----------       ----------        -------       ----------
       Total fixed maturities                                              418,956            6,153          4,951          420,158
                                                                       -----------       ----------        -------       ----------

Equity securities:
   Preferred stocks                                                          7,849             --              --             7,849
   Common stocks:
     Banks, trusts and insurance companies                                  99,716           33,863          1,133          132,446
     Industrial, miscellaneous and all other                               425,467        1,638,196          5,468        2,058,195
                                                                       -----------       ----------        -------       ----------
       Total equity securities                                             533,032        1,672,059          6,601        2,198,490
                                                                       -----------       ----------        -------       ----------
                                                                       $   951,988       $1,678,212        $11,552       $2,618,648
                                                                       ===========       ==========        =======       ==========
2006
----
Bonds and notes:
   United States Government and agencies                               $    61,098       $    --           $   850       $   60,248
   U.S. Government-Sponsored Enterprises                                   337,397              612          4,366          333,643
   States, municipalities and political subdivisions                            50            --                -                50
   All other corporates                                                    153,175            6,508            291          159,392
                                                                       -----------       ----------        -------       ----------
       Total fixed maturities                                              551,720            7,120          5,507          553,333
                                                                       -----------       ----------        -------       ----------

Equity securities:
   Preferred stocks                                                          8,331               35           --              8,366
   Common stocks:
     Banks, trusts and insurance companies                                  12,340            9,744           --             22,084
     Industrial, miscellaneous and all other                               558,807          142,876          2,205          699,478
                                                                       -----------       ----------        -------       ----------
       Total equity securities                                             579,478          152,655          2,205          729,928
                                                                       -----------       ----------        -------       ----------
                                                                       $ 1,131,198       $  159,775        $ 7,712       $1,283,261
                                                                       ===========       ==========        =======       ==========

The amortized cost and estimated fair value of non-current investments classified as available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                          Estimated
                                                                                         Amortized           Fair
                                                                                            Cost            Value
                                                                                        ----------      -----------
                                                                                              (In thousands)

Due after one year through five years                                                   $   35,083      $   38,278
Due after five years through ten years                                                       6,276           7,360
Due after ten years                                                                         54,953          54,981
                                                                                        ----------      ----------
                                                                                            96,312         100,619
Mortgage-backed securities                                                                 322,644         319,539
                                                                                        ----------      ----------
                                                                                        $  418,956      $  420,158
                                                                                        ==========      ==========

Net unrealized gains (losses) on investments were $997,700,000, $37,800,000 and $(22,400,000) at December 31, 2007, 2006 and 2005, respectively.
Reclassification adjustments included in comprehensive income for the three year period ended December 31, 2007 are as follows (in thousands):


                                                                                        2007            2006             2005
                                                                                    ----------      -----------      -----------

Net unrealized holding gains arising during the period, net of
   taxes of $561,743, $48,799 and $0                                               $  981,411       $   86,004       $    12,707
Less:  reclassification adjustment for net gains included in net
   income, net of taxes of $12,328, $14,650 and $0                                    (21,539)         (25,817)         (188,284)
                                                                                   ----------       ----------       -----------
Net change in unrealized gains (losses) on investments, net of taxes
   of $549,415, $34,149 and $0                                                     $  959,872       $   60,187       $  (175,577)
                                                                                   ==========       ==========       ===========

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category, all of which have been in a continuous unrealized loss position for less than 12 months, at December 31, 2007 (in thousands):


                                                                                                        Unrealized
Description of Securities                                                             Fair Value          Losses
-------------------------                                                             ----------        ---------

United States Government and agencies                                                $  293,236         $     189
U.S. Government-Sponsored Enterprises                                                    20,092                 8
Mortgage-backed securities                                                              104,298             1,216
Corporate bonds                                                                          19,080               788
Marketable equity securities                                                             37,396             5,558
                                                                                     ----------         ---------
   Total temporarily impaired securities                                             $  474,102         $   7,759
                                                                                     ==========         =========

The unrealized losses on the securities issued by the United States Government and agencies, the U.S. Government-Sponsored Enterprises and the mortgage-backed securities were considered to be minor (approximately .1%, less than .1% and 1.2%, respectively). The unrealized losses on the securities issued by the United States Government and agencies relate to 7 securities which were purchased in 2007 and mature in 2008. The unrealized loss on the U.S. Government-Sponsored Enterprises relates to 1 security which was purchased in 2007 and which matures in 2008. The unrealized losses on the mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises) relate to 51 securities substantially all of which were purchased in 2007. The unrealized losses related to the corporate bonds and marketable equity securities are not considered to be an other than temporary impairment. This determination is based on a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in the fair value, changes in fair value subsequent to the balance sheet date, the ability and intent to hold investments to maturity, and other factors specific to the individual investment.

At December 31, 2007, the Company's investments which have been in a continuous unrealized loss position for 12 months or longer are comprised of 74 securities which had aggregate gross unrealized losses of approximately $4,000,000 and an aggregate fair value of approximately $162,000,000. These securities are primarily mortgage-backed securities (all of which are issued by U.S. Government agencies and U.S. Government-Sponsored Enterprises).

At December 31, 2007 and 2006, the aggregate carrying amount of the Company's investment in securities that are accounted for under the cost method totaled $157,900,000 and $182,600,000, respectively. Of this amount, $78,000,000 relates to the Company's investment in the Inmet common shares, which had a market value in excess of the carrying amount. The fair value of the remaining cost method securities was not estimated as there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and it was not practicable to estimate the fair value of these investments.

Securities with book values of $12,500,000 and $12,400,000 at December 31, 2007 and 2006, respectively, collateralized certain swap agreements.

7. Trade, Notes and Other Receivables, Net:
   ---------------------------------------

A summary of current trade, notes and other receivables, net at December 31, 2007 and 2006 is as follows (in thousands):

                                                                                       2007              2006
                                                                                   ----------        -----------

   Trade receivables                                                               $   66,101        $   25,745
   Receivables related to securities                                                   13,678            24,962
   Receivables related to associated companies                                         19,276              --
   Receivables relating to real estate activities                                       5,934             6,591
   Other                                                                               30,800            14,145
                                                                                   ----------        ----------
                                                                                      135,789            71,443
   Allowance for doubtful accounts                                                     (2,024)           (1,621)
                                                                                   ----------        ----------
       Total current trade, notes and other receivables, net                       $  133,765        $   69,822
                                                                                   ==========        ==========

8. Intangible Assets, Net and Goodwill:
   -----------------------------------

A summary of these assets at December 31, 2007 and 2006 is as follows (in thousands):

                                                                                      2007               2006
                                                                                   ----------        ----------

Intangibles:
   Customer relationships, net of accumulated amortization of $19,472
     and $11,768                                                                    $  52,362        $   46,967
   Licenses, net of accumulated amortization of $361 and $0                            11,527             --
   Trademarks and tradename, net of accumulated amortization of $403 and $227           1,886             1,642
   Patents, net of accumulated amortization of $453 and $298                            1,907             2,032
   Other, net of accumulated amortization of $2,048 and $1,727                          3,673               645
Goodwill                                                                                8,151             8,151
                                                                                    ---------        ----------
                                                                                    $  79,506        $   59,437
                                                                                    =========        ==========

As a result of the acquisitions of STi Prepaid and ResortQuest during 2007, intangibles increased by $10,000,000 which are amortized over their estimated useful lives; see Note 3 for further information concerning these acquisitions. Intangible assets also increased by $3,600,000 and $3,200,000 during 2007 related to acquisitions by Conwed Plastics and within the Other Operations segment, respectively. These intangible assets are being amortized on a straight-line basis over their estimated useful lives. The increase in licenses during 2007 relates to the reconsolidation of Premier, which is more fully discussed in Note 3.

Amortization expense on intangible assets was $8,600,000, $7,700,000 and $5,800,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows: 2008 - $9,300,000; 2009 - $8,800,000; 2010 - $8,500,000; 2011 - $8,100,000; and 2012 - $7,700,000.

At December 31, 2007 and 2006, all of the goodwill in the above table relates to Conwed Plastics.

9. Other Assets:
   ------------

A summary of non-current other assets at December 31, 2007 and 2006 is as follows (in thousands):

                                                                                      2007              2006
                                                                                   ----------        ---------
Real Estate                                                                        $  225,409        $  176,728
Unamortized debt expense                                                               33,447            16,216
Restricted cash                                                                        93,556            20,603
Prepaid mining interest                                                               184,315           184,315
Other                                                                                   7,705             3,827
                                                                                   ----------        ----------
                                                                                   $  544,432        $  401,689
                                                                                   ==========        ==========

                                      F-24

In October 2007, the Company entered into an agreement with the Panama City-Bay County Airport and Industrial District of Panama City, Florida to purchase approximately 708 acres of land which currently houses the Panama City-Bay County International Airport. At December 31, 2007, restricted cash included $56,500,000 that has been placed into escrow pursuant to this agreement; the transaction will close and title to the property will pass only after the city completes construction of a new airport and moves the airport operations to its new location within specified timeframes. In addition, restricted cash at December 31, 2007 includes $14,700,000 of escrowed funds relating to the Premier noteholders' claims; see Note 18 for further information.

The Company's prepaid mining interest relates to its investment in Fortescue, which is more fully explained in Note 6.

10. Property, Equipment and Leasehold Improvements, Net:
    ---------------------------------------------------

A summary of property, equipment and leasehold improvements, net at December 31, 2007 and 2006 is as follows (in thousands):


                                                                                Depreciable
                                                                                   Lives
                                                                                 (in years)          2007              2006
                                                                                 ----------      -----------       -----------

Buildings and leasehold improvements                                              3-45           $   359,801       $   131,122
Machinery and equipment                                                           3-25               157,692           101,104
Network equipment                                                                 5-15                32,294            30,587
Corporate aircraft                                                                  10                87,981            87,981
Computer equipment and software                                                    2-5                14,455             3,921
Furniture and fixtures                                                            2-10                23,549             7,131
Construction in progress                                                           N/A                10,498             3,291
Other                                                                              3-7                 3,300             5,144
                                                                                                 -----------       -----------
                                                                                                     689,570           370,281
   Accumulated depreciation and amortization                                                        (176,766)         (136,065)
                                                                                                 -----------       -----------
                                                                                                 $   512,804       $   234,216
                                                                                                 ===========       ===========

11. Trade Payables, Expense Accruals, Other Current Liabilities and Other Non-Current Liabilities:
    ---------------------------------------------------------------------

A summary of trade payables and expense accruals at December 31, 2007 and 2006 is as follows (in thousands):

                                                                                       2007              2006
                                                                                    ---------         ---------

   Trade payables                                                                   $  41,877         $  16,061
   Due to telecommunication carriers                                                   31,289              --
   Payables related to securities                                                       4,712            15,883
   Accrued compensation, severance and other employee benefits                         46,722            42,320
   Accrued legal and professional fees                                                 19,224             8,973
   Accrued clinical trial expenses                                                      6,648               434
   Taxes other than income                                                              3,481             1,684
   Accrued interest payable                                                            41,348            20,739
   Other                                                                               34,259            21,645
                                                                                    ---------         ---------
                                                                                    $ 229,560         $ 127,739
                                                                                    =========         =========


A summary of other non-current liabilities at December 31, 2007 and 2006 is as follows (in thousands):


                                                                                       2007              2006
                                                                                    ---------         ---------

   Postretirement and postemployment benefits                                       $   5,704         $   6,078
   Pension liability                                                                   18,430            40,351
   Liabilities related to real estate activities                                        4,141             4,015
   Other                                                                               42,786            39,824
                                                                                    ---------         ---------
                                                                                    $  71,061         $  90,268
                                                                                    =========         =========

12. Indebtedness:
    -------------

The principal amount, stated interest rate and maturity date of outstanding debt at December 31, 2007 and 2006 are as follows (dollars in thousands):



                                                                                             2007             2006
                                                                                          -----------     -----------

Parent Company Debt:
   Senior Notes:
      Bank credit facility                                                               $      --        $    --
      7 3/4% Senior Notes due 2013, less debt discount of $312 and $355                        99,688         99,645
      7% Senior Notes due 2013, net of debt premium of $793 and $904                          375,793        375,904
      7 1/8% Senior Notes due 2017                                                            500,000          --
      8 1/8% Senior Notes due 2015, less debt discount of $8,266 and $0                       491,734          --
   Subordinated Notes:
      3 3/4% Convertible Senior Subordinated Notes due 2014                                   350,000        350,000
      8.65% Junior Subordinated Deferrable Interest Debentures due 2027                        98,200         98,200
Subsidiary Debt:
    Repurchase agreements                                                                     124,977        181,763
    Aircraft financing                                                                         39,221         41,335
    Capital leases due 2008 through 2015 with a weighted average
      interest rate of 11.6%                                                                   10,194          9,418
    Other due 2008 through 2011 with a weighted average interest
      rate of 6.9%                                                                             46,743          3,196
                                                                                         ------------     ----------
       Total debt                                                                           2,136,550      1,159,461
Less:  current maturities                                                                    (132,405)      (184,815)
                                                                                         ------------     ----------
       Long-term debt                                                                    $  2,004,145     $  974,646
                                                                                         ============     ==========

Parent Company Debt:

In June 2006, the Company entered into a new credit agreement with various bank lenders for a $100,000,000 unsecured credit facility that matures in five years and bears interest based on the Eurocurrency rate or the prime rate. At December 31, 2007, no amounts were outstanding under this bank credit facility.

In March 2007, the Company sold $500,000,000 principal amount of its newly authorized 7 1/8% Senior Notes due 2017 in a private placement transaction. Net proceeds after payment of underwriting fees were $490,000,000. Pursuant to an exchange offer, these notes were subsequently exchanged for a new issue of debt securities registered under the Securities Act with terms identical to those of the 7 1/8% Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest).

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

The Company's senior note indentures contain covenants that restrict its ability to incur more Indebtedness or issue Preferred Stock of Subsidiaries if the Company fails to maintain a specified ratio of Consolidated Debt to Consolidated Tangible Net Worth, limit the ability of the Company and Material Subsidiaries to incur, in certain circumstances, Funded Debt or Liens, and contain other terms and restrictions all as defined in the senior note indentures. The Company's bank credit agreement also contains covenants and restrictions which are generally more restrictive than the senior note indentures; however, the Company has the ability to terminate the bank credit agreement if no amounts are outstanding. As of December 31, 2007, cash dividends of approximately $1,316,500,000 would be eligible to be paid under the bank credit agreement; the senior note indentures do not restrict the payment of dividends.

Subsidiary Debt:

Debt due within one year includes $125,000,000 and $181,800,000 as of December 31, 2007 and 2006, respectively, relating to repurchase agreements. At December 31, 2007, these fixed rate repurchase agreements have a weighted average interest rate of approximately 5.1%, mature in January 2008 and are secured by non-current investments with a carrying value of $129,100,000.

During 2001, a subsidiary of the Company borrowed $53,100,000 secured by certain of its corporate aircraft. This debt bears interest based on a floating rate, requires monthly payments of principal and interest and matures in ten years. The interest rate at December 31, 2007 was 9.2%. The subsidiary has entered into an interest rate swap agreement for this financing, which fixed the interest rate at approximately 5.7%. The subsidiary would have paid $1,500,000 and $300,000 at December 31, 2007 and 2006, respectively, if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation. The Parent company has guaranteed this financing.

Capital leases primarily consist of a sale-leaseback transaction related to certain corporate aircraft; the lease term expires in 2015.

Other subsidiary debt principally includes Premier's equipment financing ($18,700,000) and debt secured by a real estate development project ($27,800,000). With respect to the real estate development project, the subsidiary entered into an interest rate swap agreement, which fixed the interest rate at approximately 5.1%. The subsidiary would have paid $3,900,000 at December 31, 2007 if the swap were terminated. Changes in interest rates in the future will change the amounts to be received under the agreement, as well as interest to be paid under the related variable debt obligation.

At December 31, 2007, $303,800,000 of other assets (primarily investments, real estate and property) are pledged for indebtedness aggregating $221,100,000.

Counterparties to interest rate and currency swap agreements are major financial institutions, that management believes are able to fulfill their obligations. Management believes any losses due to default by the counterparties are likely to be immaterial.

The aggregate annual mandatory redemptions of debt during the five year period ending December 31, 2012 are as follows: 2008 - $132,400,000; 2009 -
$35,300,000; 2010 - $14,300,000; 2011 - $33,900,000; and 2012 - $1,200,000.

The weighted average interest rate on short-term borrowings (consisting of repurchase agreements) was 5.1 % and 5.3% at December 31, 2007 and 2006, respectively.

13. Common Shares, Stock Options and Preferred Shares:
    -------------------------------------------------

In September 2007, the Company completed the issuance and sale of 5,500,000 of its common shares at a net price of $45.50 per share. Net proceeds after payment of underwriting fees were $242,000,000.

The Board of Directors from time to time has authorized acquisitions of the Company's common shares. In March 2007, the Company's Board of Directors increased to 12,000,000 the maximum number of shares that the Company is authorized to purchase. During the three year period ended December 31, 2007, the Company acquired 18,617 common shares at an average price of $27.73 per common share, all in connection with stock option exercises. At December 31, 2007, the Company is authorized to repurchase 11,995,285 common shares.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As a result of the adoption of SFAS 123R, compensation cost increased by $11,200,000 and $15,200,000 for the years ended December 31, 2007 and 2006, respectively, and net income decreased by $8,100,000 and $9,800,000 for the years ended December 31, 2007 and 2006, respectively. Had the Company used the fair value based accounting method for 2005, compensation cost would have been higher by $1,600,000. As of December 31, 2007, total unrecognized compensation cost related to nonvested share-based compensation plans was $22,000,000; this cost is expected to be recognized over a weighted-average period of 1.3 years.

As of December 31, 2007, the Company has two share-based plans: a fixed stock option plan and a senior executive warrant plan. The fixed stock option plan provides for grants of options or rights to non-employee directors and certain employees up to a maximum grant of 450,000 shares to any individual in a given taxable year. The maximum number of common shares that may be acquired through the exercise of options or rights under this plan cannot exceed 2,519,150. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to non-employee directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of December 31, 2007, 1,567,350 shares were available for grant under the plan.

The senior executive warrant plan provides for the issuance, subject to shareholder approval, of warrants to purchase up to 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to 105% of the closing price per share of a common share on the date of grant. On March 6, 2006, the Company's Board of Directors approved, subject to shareholder approval, the grant of warrants to purchase 2,000,000 common shares to each of the Company's Chairman and President at an exercise price equal to $28.515 per share (105% of the closing price per share of a common share on that date). In May 2006, shareholder approval was received and the warrants were issued. The warrants expire in 2011 and vest in five equal tranches with 20% vesting on the date shareholder approval was received and an additional 20% vesting in each subsequent year. At December 31, 2007, 4,000,000 warrants were outstanding and 1,600,000 were exercisable with aggregate intrinsic values of $74,300,000 and $29,700,000, respectively. Both the outstanding and exercisable warrants had a weighted-average remaining contractual term of 3.2 years. No warrants were exercised or forfeited during 2007.

A summary of activity with respect to the Company's stock options for the three years ended December 31, 2007 is as follows:



                                                                     Common           Weighted-     Weighted-Average
                                                                     Shares            Average        Remaining         Aggregate
                                                                     Subject          Exercise        Contractual       Intrinsic
                                                                    to Option          Prices          Term             Value
                                                                    ---------          ------      --------------   -------------

Balance at December 31, 2004                                        2,554,860          $16.36
   Granted                                                             12,000          $18.03
   Exercised                                                         (431,600)         $ 8.55                       $   5,200,000
                                                                                                                    =============
   Cancelled                                                         (180,000)         $21.75
                                                                    ---------

Balance at December 31, 2005                                        1,955,260          $17.60
   Granted                                                          1,037,000          $27.42
   Exercised                                                         (300,010)         $12.79                       $   4,400,000
                                                                                                                    =============
   Cancelled                                                          (34,000)         $23.40
                                                                    ---------

Balance at December 31, 2006                                        2,658,250          $21.90
   Granted                                                             12,000          $33.50
   Exercised                                                         (727,689)         $15.72                       $  18,400,000
                                                                                                                    =============
   Cancelled                                                          (63,200)         $23.52
                                                                    ---------

Balance at December 31, 2007                                        1,879,361          $24.31        3.9 years      $  42,800,000
                                                                    =========                        =========      =============
Exercisable at December 31, 2007                                      243,861          $17.87        2.1 years      $   7,100,000
                                                                    =========                        =========      =============

  The following summary presents the weighted-average assumptions used for grants made during each of the three years in the period ended December 31, 2007:


                                                                       2007                    2006                       2005
                                                                    -----------      -----------------------------      --------
                                                                     Options          Options         Warrants           Options
                                                                     -------          -------         --------           -------

Risk free interest rate                                                4.57%             4.47%            4.95%            3.77%
Expected volatility                                                   21.71%            22.85%           23.05%           23.58%
Expected dividend yield                                                 .75%              .90%             .41%             .69%
Expected life                                                         4.3 years        4.0 years        4.3 years        4.3 years
Weighted-average fair value per grant                                 $8.03            $6.25            $9.39            $4.29

The expected life assumptions were based on historical behavior and incorporated post-vesting forfeitures for each type of award and population identified. The expected volatility was based on the historical behavior of the Company's stock price.

At December 31, 2007 and 2006, 3,446,711 and 4,174,400, respectively, of the Company's common shares were reserved for stock options, 15,239,490 of the Company's common shares were reserved for the 3 3/4% Convertible Senior Subordinated Notes and 4,000,000 of the Company's common shares were reserved for warrants.

At December 31, 2007 and 2006, 6,000,000 of preferred shares (redeemable and non-redeemable), par value $1 per share, were authorized and not issued.

14. Net Securities Gains:
    --------------------

The following summarizes net securities gains for each of the three years in the period ended December 31, 2007 (in thousands):



                                                                                  2007               2006               2005
                                                                               ---------           ---------          ---------

Net realized gains on securities                                               $ 109,356           $ 129,734          $ 222,258
Write-down of investments (a)                                                    (36,834)            (12,940)           (12,230)
Net unrealized gains (losses) on trading securities                               23,119                 365             (1,212)
                                                                               ---------           ---------          ---------
                                                                               $  95,641           $ 117,159          $ 208,816
                                                                               =========           =========          =========

(a) Consists of provisions to write down investments in certain available for sale securities and, in 2007, an investment in a non-public security.

During 2007, the Company sold all of its common stock holdings in Eastman Chemical Company and recognized a net security gain of $37,800,000. During 2006, the Company sold all of its shares of Level 3 common stock received in connection with the sale of WilTel (see Note 5) for total proceeds of $376,600,000 and recorded a pre-tax gain of $37,400,000. During 2005, the Company sold all 375,000 common shares of White Mountains Insurance Group, Ltd. that it owned, and recorded a security gain of $146,000,000.

Proceeds from sales of investments classified as available for sale were $5,286,100,000, $2,932,800,000 and $1,979,300,000 during 2007, 2006 and 2005, respectively. Gross gains of $99,000,000, $134,200,000 and $204,600,000 and gross losses of $5,500,000, $3,200,000 and $2,400,000 were realized on these sales during 2007, 2006 and 2005, respectively.

15. Other Results of Operations Information:
    ---------------------------------------

Investment and other income for each of the three years in the period ended December 31, 2007 consists of the following (in thousands):


                                                                                     2007              2006              2005
                                                                                  ----------        ---------         ----------

Interest on short-term investments                                                $   18,121        $   10,909        $    7,537
Dividend income                                                                       13,290            12,019             6,817
Interest on fixed maturity investments                                                64,787            91,634            46,440
Interest on notes receivable                                                             566               927             1,880
Other investment income                                                                3,509             3,703               977
Gains on sale of real estate and other assets, net of costs                           11,607            75,729            25,366
Income related to sale of associated companies                                        11,441            34,673               --
Recovery of bankruptcy claims                                                            --              7,371               --
Income on termination of joint development agreement                                   8,490               --                --
Rental income                                                                          5,723             7,023            11,870
Winery revenues                                                                       20,091            20,822            18,868
Other                                                                                 23,840            29,868            29,059
                                                                                  ----------        ----------        ----------
                                                                                  $  181,465        $  294,678        $  148,814
                                                                                  ==========        ==========        ==========

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

Taxes, other than income or payroll, amounted to $10,400,000, $3,900,000 and $3,200,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising costs amounted to $9,700,000, $900,000 and $900,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and development costs charged to expense were $22,300,000 and $16,500,000 for the years ended December 31, 2007 and 2006, respectively; such costs were not material for the year ended December 31, 2005.

16. Income Taxes:
    ------------

The principal components of deferred taxes at December 31, 2007 and 2006 are as follows (in thousands):


                                                                                     2007              2006
                                                                                --------------      -----------

Deferred Tax Asset:
   Securities valuation reserves                                                 $     40,473       $    46,550
   Property and equipment                                                                --              28,741
   Other assets                                                                        45,089            25,397
   NOL carryover                                                                    1,972,901         1,899,654
   Other liabilities                                                                   48,829            51,009
                                                                                 ------------       -----------
                                                                                    2,107,292         2,051,351
   Valuation allowance                                                               (299,775)         (911,777)
                                                                                 ------------       -----------
                                                                                    1,807,517         1,139,574
                                                                                 ------------       -----------
Deferred Tax Liability:
   Unrealized gains on investments                                                   (626,364)          (65,507)
   Depreciation                                                                       (18,536)          (22,131)
   Other                                                                              (24,535)          (60,063)
                                                                                 ------------       -----------
                                                                                     (669,435)         (147,701)
                                                                                 ------------       -----------
   Net deferred tax asset                                                        $  1,138,082       $   991,873
                                                                                 ============       ===========

As of December 31, 2007, the Company had consolidated federal NOLs of $722,000,000, none of which expire prior to 2023, that may be used to offset the taxable income of any member of the Company's consolidated tax group. In addition, the Company has $4,719,000,000 of federal NOLs that are only available to offset the taxable income of certain subsidiaries. None of these expire prior to 2017. Foreign NOLs of $6,000,000 are not reflected in the table since the Company does not expect it will be able to use those carryforwards before they expire. The Company also has various state NOLs that expire at different times, which are reflected in the above table to the extent the Company estimates its future taxable income will be apportioned to those states. Uncertainties that may affect the utilization of the Company's tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

During 2007 and 2005, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 in 2007 and $1,135,100,000 in 2005 of the
deferred tax valuation allowance was reversed as a credit to income tax expense. In future years the Company will record income tax provisions equal to its effective income tax rate, unless there is a further adjustment to the valuation allowance.

The Company's conclusion that a portion of the deferred tax asset is more likely than not to be realized was strongly influenced by its historical ability to generate significant amounts of taxable income and its projections of future taxable income, and also takes into consideration unrealized gains in its investment portfolio. The Company's estimate of future taxable income considers all available evidence, both positive and negative, about its current operations and investments, includes an aggregation of individual projections for each material operation and investment, estimates apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available NOLs. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income greater than the projected amounts, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, additions to the valuation allowance could be recorded.

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

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2007 was as follows, excluding amounts allocated to equity in associated companies and discontinued operations (in thousands):


                                                                                      2007           2006            2005
                                                                                  -----------     ----------     -----------

State income taxes                                                                $     4,176     $   3,682      $     3,848
Resolution of state tax contingencies                                                  (1,475)       (8,000)           --
Federal income taxes:
   Current                                                                             (1,958)        1,721            --
   Deferred                                                                           (17,925)       44,203            --
Reversal of valuation allowance                                                      (542,686)          --        (1,135,100)
Currently payable foreign income taxes                                                     97           165              214
                                                                                  -----------     ---------      -----------
                                                                                  $  (559,771)    $  41,771      $(1,131,038)
                                                                                  ===========     =========      ===========

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit) (in thousands):

                                                                                     2007            2006            2005
                                                                                  -----------     ---------      -----------

Expected federal income tax                                                       $   (19,981)    $  46,837      $    47,052
State income taxes, net of federal income tax benefit                                   2,714         2,393            2,501
Reversal of valuation allowance                                                      (542,686)          --        (1,135,100)
Resolution of tax contingencies                                                        (1,475)       (8,000)            --
Permanent differences                                                                     824           434             --
Recognition of acquired WilTel federal tax benefits                                     --              --           (46,951)
Discontinued operations tax loss benefit                                                --              --             1,321
Other                                                                                     833           107              139
                                                                                  -----------     ---------      -----------
   Actual income tax provision (benefit)                                          $  (559,771)    $  41,771      $(1,131,038)
                                                                                  ===========     =========      ===========

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

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

                                                                             Unrecognized
                                                                             Tax Benefits       Interest             Total
                                                                             ------------       --------           ----------

As of January 1, 2007, date of adoption of FIN 48                              $  10,500        $ 3,500            $  14,000
Additions to unrecognized tax benefits                                               400            100                  500
Additional interest expense recognized                                             --               800                  800
Audit payments                                                                      (300)          (200)                (500)
Reductions as a result of the lapse of the statute of limitations
  and completion of audits                                                        (1,000)          (500)              (1,500)
                                                                               ---------        -------            ---------
   Balance, December 31, 2007                                                  $   9,600        $ 3,700            $  13,300
                                                                               =========        =======            =========

If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower the Company's effective income tax rate. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits will decrease by an additional $3,500,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2001. The Company's New York State and New York City income tax returns are currently being audited for the 2003 to 2005 period.

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

17. Pension Plans and Postretirement Benefits:
    -----------------------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize on their balance sheet a net liability or asset for the funded status of their defined benefit pension and other postretirement plans, recognize changes in funded status through comprehensive income and provide additional footnote disclosures. SFAS 158 was effective for publicly traded calendar year-end companies as of December 31, 2006. In addition, SFAS 158 requires companies to measure the funded status of their plans as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The incremental effect on the Company's consolidated balance sheet as a result of the adoption of SFAS 158 was to decrease total liabilities by $1,200,000, decrease deferred tax assets by $400,000 and increase accumulated other comprehensive income by $800,000.

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

The Company:

Prior to 1999, the Company maintained defined benefit pension plans covering employees of certain units who also met age and service requirements. Effective December 31, 1998, the Company froze its defined benefit pension plans. A summary of activity with respect to the Company's defined benefit pension plan for 2007 and 2006 is as follows (in thousands):


                                                                                     2007              2006
                                                                                  ----------        ----------

Projected Benefit Obligation:
   Projected benefit obligation at January 1,                                     $   54,876        $   58,123
   Interest cost (a)                                                                   2,565             2,668
   Actuarial gain                                                                     (1,587)           (1,200)
   Benefits paid                                                                      (4,095)           (4,715)
                                                                                  ----------        ----------
       Projected benefit obligation at December 31,                               $   51,759        $   54,876
                                                                                  ==========        ==========

Change in Plan Assets:
   Fair value of plan assets at January 1,                                        $   47,653        $   43,476
   Actual return on plan assets                                                        3,786             2,022
   Employer contributions                                                               --               7,000
   Benefits paid                                                                      (4,095)           (4,715)
   Administrative expenses                                                              (141)             (130)
                                                                                  ----------        ----------
       Fair value of plan assets at December 31,                                  $   47,203        $   47,653
                                                                                  ==========        ==========
Funded Status at end of year                                                      $   (4,556)       $   (7,223)
                                                                                  ==========        ==========

(a) Includes charges to expense of $700,000 and $800,000 for 2007 and 2006, respectively, relating to discontinued operations obligations.

As of December 31, 2007 and 2006, $14,500,000 and $19,100,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $4,600,000 and $7,200,000, respectively, was reflected as accrued pension cost. The Company is currently evaluating whether to make any contributions to the Company's defined benefit pension plan in 2008.

Pension expense related to the defined benefit pension plan charged to operations included the following components (in thousands):

                                                                                     2007              2006            2005
                                                                                  ---------         ---------       ---------

Interest cost                                                                     $   1,838         $   1,916       $   2,045
Expected return on plan assets                                                       (1,238)           (1,052)           (905)
Actuarial loss                                                                          813               905             848
Amortization of prior service cost                                                        3                 3               3
                                                                                  ---------         ---------       ---------
     Net pension expense                                                          $   1,416         $   1,772       $   1,991
                                                                                  =========         =========       =========

At December 31, 2007, the plan's assets consisted of U.S. Government and agencies bonds (12%), U.S. Government-Sponsored Enterprises (55%), investment grade bonds (27%) and cash equivalents (6%). At December 31, 2006, the plan's assets consisted of U.S. Government and agencies bonds (32%), investment grade bonds (60%), cash equivalents (7%) and other (1%).

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

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 1.5% real rate of return for risk-free investments (primarily U.S. government and agency bonds) for the target duration and .25% default risk premium for the portion of the portfolio invested in non-U.S. government and agency bonds. The combination of these underlying assumptions resulted in the selection of the 4.25% expected long-term rate of return assumption for 2007. Because pension expense includes the cost of expected plan administrative expenses, the 4.25% assumption is not reduced for such expenses.

Several subsidiaries provide certain health care and other benefits to certain retired employees under plans which are currently unfunded. The Company pays the cost of postretirement benefits as they are incurred. Amounts charged to expense were not material in each of the three years ended December 31, 2007.

A summary of activity with respect to the Company's postretirement plans for 2007 and 2006 is as follows (in thousands):

                                                                                       2007              2006
                                                                                     -------           --------

Accumulated postretirement benefit obligation at January 1,                          $ 4,281           $ 4,773
Interest cost                                                                            236               229
Contributions by plan participants                                                       162               145
Actuarial gain                                                                          (111)             (321)
Benefits paid                                                                           (485)             (545)
                                                                                     -------           -------
   Accumulated postretirement benefit obligation at December 31,                     $ 4,083           $ 4,281
                                                                                     =======           =======

The Company expects to spend $400,000 on postretirement benefits during 2008. At December 31, 2007, the assumed health care cost trend rate for 2008 used in measuring the accumulated postretirement benefit obligation is 9.5% and, at December 31, 2006, such rate for 2007 was 9.5%. At December 31, 2007 and 2006, the assumed health care cost trend rates were assumed to decline to an ultimate rate of 5% by 2015. If the health care cost trend rates were increased or decreased by 1%, the accumulated postretirement obligation as of December 31, 2007 would have increased by $300,000 or decreased by $200,000. The effect of these changes on interest cost for 2007 would be immaterial.

At December 31, 2007 and 2006, the amounts in accumulated other comprehensive income relating to the Company's defined benefit pension plan and other benefits plans that have not yet been recognized in net periodic benefit cost are as follows (in thousands):

                                                        2007                                      2006
                                          ----------------------------------       ----------------------------------
                                                                  Other                                    Other
                                          Pension Plan       Benefits Plans        Pension Plan        Benefits Plans
                                          ------------       --------------        ------------        --------------

Net loss (gain)                            $  14,425            $    (947)          $  19,008            $    (903)
Prior service cost (credit)                       43                 (264)                 45                 (323)
                                           ---------            ----------          ---------            ---------
                                           $  14,468            $  (1,211)          $  19,053            $  (1,226)
                                           =========            =========           =========            =========

Changes in the Company's plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2007 are as follows (in thousands):

                                                               Pension Plan               Other Benefits Plans
                                                               ------------               --------------------

Net gain arising during period                                   $  3,447                      $   112
Recognition of amortization in net periodic benefit cost:
   Prior service cost (credit)                                          3                          (59)
   Actuarial loss (gain)                                            1,134                          (68)
                                                                 --------                      -------
Total                                                            $  4,584                      $   (15)
                                                                 ========                      =======

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is $800,000; such amount for the prior service cost is not material. The estimated net gain and prior service credit for the other benefits plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $100,000 and $100,000, respectively.

The Company uses a December 31 measurement date for its plans. The assumptions used relating to the defined benefit plan and postretirement plans are as follows:

                                                                  Pension Benefits            Other Benefits
                                                                 ------------------         -------------------
                                                                 2007          2006          2007           2006
                                                                 -----        -----         -----          -----

Discount rate used to determine benefit
   obligation at December 31,                                    5.20%        4.90%         6.10%          5.75%
Weighted-average assumptions used to determine
   net cost for years ended December 31,:
       Discount rate                                             4.90%        4.87%         5.75%          5.25%
       Expected long-term return on plan assets                  4.25%        4.00%           N/A           N/A

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

The following benefit payments are expected to be paid (in thousands):

                                                             Pension Benefits                Other Benefits
                                                             ----------------                --------------

           2008                                                $   4,262                       $   415
           2009                                                    4,660                           422
           2010                                                    3,896                           408
           2011                                                    3,931                           402
           2012                                                    3,938                           369
           2013 - 2017                                            20,095                         1,658

WilTel:

Effective on the date of sale, the Company froze WilTel's defined benefit pension plans. A summary of activity with respect to the plans for 2007 and 2006 is as follows (in thousands):

                                                                                     2007                2006
                                                                                  ----------         ----------

Projected Benefit Obligation:
   Projected benefit obligation at beginning of period                            $  176,724         $  186,054
   Interest cost                                                                      10,163              9,856
   Actuarial gain                                                                    (12,573)           (11,502)
   Benefits paid                                                                      (5,773)            (7,684)
                                                                                  ----------         ----------
       Projected benefit obligation at December 31,                               $  168,541         $  176,724
                                                                                  ==========         ==========

Change in Plan Assets:
   Fair value of plan assets at beginning of period                               $  143,590         $   97,905
   Actual return on plan assets                                                       14,490             11,976
   Employer contributions                                                                 68             43,052
   Benefits paid                                                                      (5,773)            (7,684)
   Administrative expenses                                                            (1,637)            (1,659)
                                                                                  ----------         ----------
       Fair value of plan assets at December 31,                                  $  150,738         $  143,590
                                                                                  ==========         ==========

Funded Status at end of year                                                      $  (17,803)        $  (33,134)
                                                                                  ==========         ==========


As of December 31, 2007 and 2006, $7,100,000 and $24,300,000, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income and $17,800,000 and $33,100,000, respectively, was reflected as accrued pension cost.

The Company anticipates funding and distributing the benefits of WilTel's supplemental employee retirement plan in 2008. Accordingly, the Company has classified the anticipated distribution ($3,900,000) as a current liability. Other than the supplemental employee retirement plan, the Company is currently evaluating whether to make any contributions to the WilTel plan in 2008.

Pension expense for the WilTel plans charged to results of continuing operations in 2007 and 2006 and to results of discontinued operations in 2005 included the following components (in thousands):


                                                                     2007              2006               2005
                                                                  ----------        ----------         ----------

Interest cost                                                     $   10,163        $    9,856         $    9,410
Service cost                                                            --                --                4,612
Expected return on plan assets                                        (9,363)           (6,954)            (6,509)
Actuarial loss                                                         1,136             1,579              2,953
                                                                  ----------        ----------         ----------
     Net pension expense                                          $    1,936        $    4,481         $   10,466
                                                                  ==========        ==========         ==========

At December 31, 2007, the plans' assets consisted of equity securities (58%), debt securities (39%) and cash equivalents (3%). At December 31, 2006, the plans' assets consisted of equity securities (57%), debt securities (21%) and cash equivalents (22%). The investment objectives of the plans emphasize long-term capital appreciation as a primary source of return and current income as a supplementary source.

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

To develop the assumption for the expected long-term rate of return on plan assets, the Company considered the following underlying assumptions: 2.5% current expected inflation, 2% real rate of return for risk-free investments, ..3% inflation risk premium (considering the long-term nature of plan investments), .9% default risk premium for the portion of the portfolio invested in corporate bonds, and 2.25% to 2.6% in equity risk premium (depending on asset class) in excess of corporate bond returns. The Company then weighted these assumptions by the long-term target allocations and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 7.5% expected long-term rate of return assumption for 2007.

At December 31, 2007 and 2006, the accumulated other comprehensive income relating to WilTel's plans that has not yet been recognized in net periodic benefit cost consists of cumulative losses of $7,100,000 and $24,300,000, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to WilTel's pension plans for the year ended December 31, 2007 are as follows (in thousands):


     Net gain arising during period                               $   16,064
     Recognition of amortization of actuarial loss in
        net periodic benefit cost                                      1,135
                                                                  ----------
            Total                                                 $   17,199
                                                                  ==========

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is $1,800,000.

The measurement date for WilTel's plans is December 31. The assumptions used for 2007 and 2006 are as follows:

                                                                      Pension Benefits
                                                                  -----------------------
                                                                   2007            2006
                                                                   ----            ----

Weighted-average assumptions used to determine
   benefit obligation at December 31,:
       Discount rate                                               6.30%          5.70%
Weighted-average assumptions used to determine
   net cost for the period ended December 31,:
       Discount rate                                               5.70%          5.40%
       Expected long-term return on plan assets                    7.50%          7.50%

The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate that is representative of the high quality corporate bond market, adjusted for current rates which might be available for annuity settlements.

The following pension benefit payments are expected to be paid (in thousands):

                 2008                                            $    6,146
                 2009                                                 3,260
                 2010                                                 3,156
                 2011                                                 4,103
                 2012                                                 4,161
                 2013 - 2017                                         40,833


The Company and its consolidated subsidiaries have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $2,900,000, $2,000,000 and $1,700,000 for the years ended December 31, 2007,
2006 and 2005, respectively.

18. Commitments and Contingencies:
    -----------------------------

The Company and its subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty years. Rental expense (net of sublease rental income) was $12,900,000 in 2007, $5,700,000 in 2006 and $4,400,000 in 2005. Future minimum annual rentals
(exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2007 are as follows (in thousands):


               2008                                                 $  13,139
               2009                                                    11,235
               2010                                                     8,728
               2011                                                     8,204
               2012                                                     7,740
               Thereafter                                              79,690
                                                                    ---------
                                                                      128,736
               Less:  sublease income                                   2,609
                                                                    ---------
                                                                    $ 126,127
                                                                    =========

In connection with the sale of certain subsidiaries and certain non-recourse financings, the Company has made or guaranteed the accuracy of certain representations. No material loss is expected in connection with such matters.

Pursuant to an agreement that was entered into before the Company sold CDS to HomeFed in 2002, the Company agreed to provide project improvement bonds for the San Elijo Hills project. These bonds, which are for the benefit of the City of San Marcos, California and other government agencies, are required prior to the commencement of any development at the project. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, CDS and one of its subsidiaries would be obligated to reimburse the Company for the amount drawn. At December 31, 2007, $12,100,000 was outstanding under these bonds, $9,900,000 of which expires in 2008 and the remainder thereafter.

As more fully discussed in Note 4, CLC has entered into an agreement with third party lenders consisting of a ten year senior secured credit facility of up to $240,000,000 and a senior secured bridge credit facility of up to
(euro)69,000,000. The Company has guaranteed 30% of the obligations outstanding under both facilities until completion of the project as defined in the project financing agreement. At December 31, 2007, $126,900,000 was outstanding under the senior secured credit facility and (euro)24,000,000 was outstanding under the senior secured bridge credit facility; as a result, the Company's outstanding guaranty at that date was $38,100,000 and (euro)7,200,000 ($10,500,000 at exchange rates in effect on February 14, 2008), respectively. The Company has also committed to provide financing to CLC which is currently estimated to be (euro)239,000,000 ($350,000,000 at exchange rates in effect on February 14, 2008), of which the Company's share will be 30% ($80,000,000 of which has been loaned as of December 31, 2007).

The holders of the Premier Notes argued that they were entitled to liquidated damages under the indenture governing the Premier Notes, and as such are entitled to more than the principal amount of the notes plus accrued interest that was paid to them at emergence. Although the Company does not agree with the position taken by the Premier noteholders, in order to have Premier's bankruptcy plan confirmed so that Premier could complete reconstruction of its property and open its business without further delay, the Company agreed to fund an escrow account to cover the Premier noteholders' claim for additional damages in the amount of $13,700,000, and a second escrow account for the trustee's reasonable legal fees and expenses in the amount of $1,000,000. Entitlement to the escrows is expected to be determined by the court during 2008. The Company believes it is probable that the court will approve payment of legal fees and expenses and has fully reserved for that contingency. However, the Company does not believe it is probable or remote that the court will find in favor of the Premier noteholders with respect to the additional damages escrow, and any potential loss can not be reasonably estimated. Accordingly, the Company has not accrued a loss for the additional damages contingency.

Hurricane Katrina completely destroyed the Hard Rock Biloxi's casino, which was a facility built on floating barges, and caused significant damage to the hotel and related structures. The new casino was constructed over water on concrete pilings that greatly improved the structural integrity of the facility; however, the threat of hurricanes remains a risk to the repaired and rebuilt facilities. Premier's current insurance policy was bound on April 20, 2007, and provides up to $263,700,000 in coverage for damage to real and personal property including up to $84,100,000 in business interruption coverage. The coverage is led by Underwriters at Lloyds and is comprised of a $20,000,000 primary layer and six excess layers. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. Although the insurance policy is an all risk policy, weather catastrophe occurrence (WCO), which is defined to include damage caused by a named storm, is limited to $130,000,000 with a deductible of $13,200,000. The WCO coverage is subject to mandatory reinstatement of limits for an additional pre-determined premium.

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

20. Earnings (Loss) Per Common Share:
    --------------------------------

For the year ended December 31, 2007, the numerators for basic and diluted per share computations for income from continuing operations were $480,800,000 and $489,600,000, respectively. For the year ended December 31, 2006, the numerators for basic and diluted per share computations for income from continuing operations were $129,800,000 and $138,600,000, respectively. For the year ended December 31, 2005, the numerators for basic and diluted per share computations for income from continuing operations were $1,220,300,000 and $1,234,500,000, respectively. The calculations for diluted earnings (loss) per share assumes the 3 3/4% Convertible Notes had been converted into common shares for the periods they were outstanding and earnings increased for the interest on such notes, net of the income tax effect, unless the effect is antidilutive.

The denominators for basic per share computations were 218,361,000, 216,233,000 and 215,531,000 for 2007, 2006 and 2005, respectively. The denominators for diluted per share computations reflect the dilutive effect of 1,053,000, 412,000 and 504,000 options and warrants for 2007, 2006 and 2005, respectively (the treasury stock method was used for these calculations), and 15,239,000 shares related to the 3 3/4% Convertible Notes for each of 2007, 2006 and 2005.

21. Fair Value of Financial Instruments:
    ------------------------------------

The following table presents fair value information about certain financial instruments, whether or not recognized on the balance sheet. Fair values are determined as described below. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying "market" or franchise value of the Company. The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

(a) Investments: The fair values of marketable equity securities, fixed maturity securities and investments held for trading purposes (which include securities sold not owned) are substantially based on quoted market prices, as disclosed in
Note 6. The fair value of the Company's investment in the Inmet common shares, all of which are restricted as discussed in Note 6, is based on quoted market prices. The fair values of the Company's other securities that are accounted for under the cost method (aggregating $79,900,000 and $104,600,000 at December 31, 2007 and 2006, respectively) were not practicable to estimate; the fair values were assumed to be the carrying amount.

(b) Cash and cash equivalents: For cash equivalents, the carrying amount approximates fair value.

(c) Notes receivables: The fair values of variable rate notes receivable are estimated to be the carrying amount.

(d) Long-term and other indebtedness: The fair values of non-variable rate debt are estimated using quoted market prices and estimated rates that would be available to the Company for debt with similar terms. The fair value of variable rate debt is estimated to be the carrying amount.

(e) Swap agreements: The fair values of the interest rate swap and currency rate swap agreements are based on rates currently available for similar agreements.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

                                                                       2007                                2006
                                                                       ----                                ----
                                                             Carrying           Fair            Carrying             Fair
                                                              Amount            Value            Amount              Value
                                                          ------------       -----------      ------------        ------------

Financial Assets:
   Investments:
     Current                                               $   983,199        $   983,199     $   903,973         $   903,973
     Non-current                                             2,776,521          3,150,321       1,465,849           1,687,611
   Cash and cash equivalents                                   456,970            456,970         287,199             287,199
   Notes receivable:
     Current                                                     2,053              2,053           6,633               6,633
     Non-current                                                   200                200           2,244               2,244

Financial Liabilities:
   Debt:
     Current                                                   132,405            133,364         184,815             185,867
     Non-current                                             2,004,145          2,398,592         974,646           1,135,117
   Securities sold not owned                                     2,603              2,603           5,697               5,697

Swap agreements:
   Interest rate swaps                                          (5,380)            (5,380)           (268)               (268)
   Foreign currency swaps                                       (2,862)            (2,862)         (2,430)             (2,430)



22. Segment Information:
    --------------------

The Company's reportable segments consist of its operating units, which offer different products and services and are managed separately. Idaho Timber primarily remanufactures, manufactures and/or distributes wood products. Conwed Plastics manufactures and markets lightweight plastic netting used for a variety of purposes. The Company's telecommunications segment is conducted through STi Prepaid, a provider of international prepaid phone cards and other telecommunication services in the U.S. The property management and services business is conducted through ResortQuest, which offers management services to vacation properties in beach and mountain resort locations in the continental United States, as well as real estate brokerage services and other rental and property owner services. The Company's gaming entertainment segment is conducted through Premier, which owns the Hard Rock Biloxi. The Company's domestic real estate operations consist of a variety of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. The Company's medical product development segment is conducted through Sangart, which became a majority-owned subsidiary in November 2005. Other operations primarily consist of the Company's wineries and energy projects.

At acquisition in 2006, the Company's investment in Premier was reported as a consolidated subsidiary in the other operations segment; however, it was deconsolidated and classified as an investment in an associated company upon its filing of voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code in September 2006. While in bankruptcy Premier was classified as an investment in an associated company and its operating results were not reported as the gaming entertainment segment. Upon its emergence from bankruptcy in August 2007, Premier was once again consolidated by the Company and has been reported as an operating segment since that date.

Associated companies include equity interests in other entities that the Company accounts for on the equity method of accounting. Investments in associated companies include HomeFed, JHYH, Goober Drilling and CLC. The Company also has made non-controlling investments in entities that are engaged in investing and/or securities transactions activities which are accounted for as investments in associated companies including Pershing Square, Highland Opportunity, Shortplus, Ambrose, EagleRock and Wintergreen.

Corporate assets primarily consist of investments and cash and cash equivalents and corporate revenues primarily consist of investment income and securities gains and losses. Corporate assets include the Company's investments in Fortescue and Inmet. Corporate assets, revenues, overhead expenses and interest expense are not allocated to the operating units.

Conwed Plastics has manufacturing facilities located in Belgium and Mexico, STi Prepaid has a customer care unit located in the Dominican Republic and other operations includes a small Caribbean-based telecommunications provider. These are the only foreign operations with non-U.S. revenue or assets that the Company consolidates, and are not material. Unconsolidated non-U.S. based investments include 38% of Light and Power Holdings Ltd., the parent company of the principal electric utility in Barbados, the 30% ownership interest in CLC and the investments in Fortescue and Inmet. From time to time the Company invests in the securities of non-U.S. entities or in investment partnerships that invest in non-U.S. securities.

Certain information concerning the Company's segments is presented in the following table. Consolidated subsidiaries are reflected as of the date of acquisition, which was June 2007 for ResortQuest, March 2007 for STi Prepaid, November 2005 for Sangart and May 2005 for Idaho Timber. As discussed above, Premier is reflected as a consolidated subsidiary from May 2006 until it was deconsolidated in September 2006; Premier once again became a consolidated subsidiary in August 2007. Associated Companies are only reflected in the table below under identifiable assets employed.


                                                                                          2007            2006            2005
                                                                                       ---------       ---------        ---------
                                                                                                    (In millions)

Revenues and other income (a):
   Manufacturing:
     Idaho Timber                                                                      $   292.2       $   345.7        $   239.0
     Conwed Plastics                                                                       105.4           106.4             93.6
   Telecommunications                                                                      363.2            --                --
   Property Management and Services                                                         81.5            --                --
   Gaming Entertainment                                                                     38.5            --                --
   Domestic Real Estate                                                                     13.4            86.7             29.9
   Medical Product Development                                                               2.1              .7               .1
   Other Operations (b)                                                                     53.6            42.8             59.0
   Corporate (c)                                                                           205.0           280.4            268.3
                                                                                       ---------       ---------        ---------
       Total consolidated revenues and other income                                    $ 1,154.9       $   862.7        $   689.9
                                                                                       =========       =========        =========

Income (loss) from continuing operations before income taxes and equity in income (losses) of associated companies:
   Manufacturing:
     Idaho Timber                                                                      $     9.1       $    12.0        $     8.2
     Conwed Plastics                                                                        17.4            17.9             14.2
   Telecommunications                                                                       18.4            --                --
   Property Management and Services                                                         (6.5)           --                --
   Gaming Entertainment                                                                     (9.3)           --                --
   Domestic Real Estate                                                                     (8.2)           44.0              4.1
   Medical Product Development                                                             (31.5)          (21.1)            (1.4)
   Other Operations (b)                                                                    (17.2)          (14.4)             7.5
   Corporate (c)                                                                           (29.3)           95.4            101.8
                                                                                       ---------       ---------        ---------
       Total consolidated income (loss) from continuing operations before income taxes and equity in income (losses) of
         associated companies                                                          $   (57.1)      $   133.8        $   134.4
                                                                                       =========       =========        =========

Identifiable assets employed:
   Manufacturing:
     Idaho Timber                                                                      $   129.5       $   132.3        $   162.7
     Conwed Plastics                                                                        88.8            83.6             81.9
   Telecommunications                                                                       81.9            --               --
   Property Management and Services                                                         62.8            --               --
   Gaming Entertainment                                                                    300.6            --               --
   Domestic Real Estate                                                                    306.3           198.1            182.7
   Medical Product Development                                                              36.5            12.2              7.0
   Other Operations                                                                        255.5           257.8            245.0
   Investments in Associated Companies                                                   1,362.9           773.0            375.5
   Corporate                                                                             5,501.8         3,846.8          4,062.0
   Assets of discontinued operations                                                        --              --              144.1
                                                                                       ---------       ---------        ---------
       Total consolidated assets                                                       $ 8,126.6       $ 5,303.8        $ 5,260.9
                                                                                       =========       =========        =========

(a) Revenues and other income for each segment include amounts for services rendered and products sold, as well as segment reported amounts classified as investment and other income and net securities gains on the Company's consolidated statements of operations.

(b) Other operations includes pre-tax losses of $13,900,000, $8,300,00 and $1,600,000 for the years ended December 31, 2007, 2006 and 2005, respectively, for investigation and evaluation of various energy related projects. There were no material operating revenues or identifiable assets associated with these activities in any period; however, other income includes $8,500,000 in 2007 related to the termination of a joint development agreement with another party.

(c) Net securities gains for Corporate aggregated $92,700,000, $116,600,000 and $199,500,000 during 2007, 2006 and 2005, respectively, which primarily resulted from the sale of publicly traded debt and equity securities that had been classified as available for sale securities. Security gains include a gain from the sale of Eastman Chemical Company of $37,800,000 in 2007, a gain from the sale of Level 3 of $37,400,000 in 2006 and a gain from the sale of White Mountains Insurance Group, Ltd. of $146,000,000 in 2005. For 2007, 2006 and 2005, security gains include provisions of $36,800,000, $12,900,000 and $12,200,000, respectively, to write down investments in certain available for sale securities and, in 2007, an investment in a non-public security.

 (d) For the years ended December 31, 2007, 2006 and 2005, income (loss) from continuing operations reflects depreciation and amortization expenses of $54,200,000, $39,500,000 and $32,600,000, respectively; such amounts are primarily comprised of Corporate ($12,700,000, $11,600,000 and $10,700,000,
     respectively), manufacturing ($18,000,000, $17,500,000 and $14,200,000, respectively), gaming entertainment ($6,300,000 and $900,000 in 2007 and 2006, respectively), domestic real estate ($3,800,000, $3,300,000 and $2,000,000, respectively), property and management services ($3,100,000 in
     2007) and other operations ($9,000,000, $5,600,000 and $5,700,000, respectively). Depreciation and amortization expenses for other segments are not material.

(e) For the years ended December 31, 2007, 2006 and 2005, income (loss) from continuing operations reflects interest expense of $111,500,000, $79,400,000 and $65,500,000, respectively; such amounts are primarily comprised of Corporate ($110,800,000, $70,900,000 and $63,200,000,
     respectively), gaming entertainment ($500,000 and $8,000,000 in 2007 and 2006, respectively) and other operations ($1,200,000 in 2005). Interest expense for other segments is not material.

23. Selected Quarterly Financial Data (Unaudited):
    ---------------------------------------------

                                                                           First            Second           Third       Fourth
                                                                          Quarter          Quarter          Quarter      Quarter
                                                                          -------          -------          -------      -------
                                                                                     (In thousands, except per share amounts)

2007:
-----
Revenues and other income                                                 $  197,185       $ 344,004      $ 331,149     $ 282,557
                                                                          ==========       =========      =========     =========
Income from continuing operations                                         $    7,861       $  26,315      $   2,087     $ 444,545
                                                                          ==========       =========      =========     =========
Income (loss) from discontinued operations, net of taxes                  $      222       $     (13)     $      98     $    (148)
                                                                          ==========       =========      =========     =========
Gain (loss) on disposal of discontinued operations, net of taxes          $      291       $      (3)     $   1,703     $   1,336
                                                                          ==========       =========      =========     =========
       Net income                                                         $    8,374       $  26,299      $   3,888     $ 445,733
                                                                          ==========       =========      =========     =========

Basic earnings (loss) per common share:
   Income from continuing operations                                           $ .04           $ .12          $ .01        $ 2.00
   Income (loss) from discontinued operations                                    --              --             --            --
   Gain (loss) on disposal of discontinued operations                            --              --             .01           --
                                                                               -----           -----          -----         -----
       Net income                                                              $ .04           $ .12          $ .02         $2.00
                                                                               =====           =====          =====         =====
   Number of shares used in calculation                                      216,409         216,596        218,071       222,494
                                                                             =======         =======        =======       =======

Diluted earnings (loss) per common share:
   Income from continuing operations                                           $ .04           $ .12          $ .01        $ 1.87
   Income (loss) from discontinued operations                                    --              --             --            --
   Gain (loss) on disposal of discontinued operations                            --              --             .01           --
                                                                               -----           -----          -----         -----
       Net income                                                              $ .04           $ .12          $ .02        $ 1.87
                                                                               =====           =====          =====        ======
   Number of shares used in calculation                                      216,779         217,229        219,411       239,483
                                                                             =======         =======        =======       =======

2006
----
Revenues and other income                                                 $  291,608       $ 224,426      $ 170,243     $ 176,395
                                                                          ==========       =========      =========     =========
Income from continuing operations                                         $   82,589       $  36,375      $   3,740     $   7,065
                                                                          ==========       =========      =========     =========
Income (loss) from discontinued operations, net of taxes                  $   (1,433)      $     280      $  (2,717)    $     (90)
                                                                          ==========       =========      =========     =========
Gain (loss) on disposal of discontinued operations, net of taxes          $     (463)      $     365      $  59,454     $   4,234
                                                                          ==========       =========      =========     =========
       Net income                                                         $   80,693       $  37,020      $  60,477     $  11,209
                                                                          ==========       =========      =========     =========

Basic earnings (loss) per common share:
   Income from continuing operations                                           $ .38           $ .17          $ .02         $ .03
   Income (loss) from discontinued operations                                   (.01)            --            (.01)          --
   Gain (loss) on disposal of discontinued operations                            --              --             .27           .02
                                                                               -----           -----          -----         -----
       Net income                                                              $ .37           $ .17          $ .28         $ .05
                                                                               =====           =====          =====         =====
   Number of shares used in calculation                                      216,112         216,201        216,291       216,334
                                                                             =======         =======        =======       =======

Diluted earnings (loss) per common share:
   Income from continuing operations                                           $ .37           $ .17          $ .02         $ .03
   Income (loss) from discontinued operations                                   (.01)            --            (.01)          --
   Gain (loss) on disposal of discontinued operations                            --              --             .26           .02
                                                                               -----           -----          -----         -----
       Net income                                                              $ .36           $ .17          $ .27         $ .05
                                                                               =====           =====          =====         =====
   Number of shares used in calculation                                      231,765         231,777        231,906       216,707
                                                                             =======         =======        =======       =======


Income from continuing operations includes a credit to income tax expense of $542,700,000 in the fourth quarter of 2007, resulting from the reversal of a portion of the deferred tax valuation allowance.

In 2007 and 2006, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule II - Valuation and Qualifying Accounts
LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
For the years ended December 31, 2007, 2006 and 2005
(In thousands)

                                                         Additions                           Deductions
                                          ---------------------------------      ---------------------------------
                                          Charged
                            Balance at    to Costs                                                                     Balance
                            Beginning       and                                  Write     Sale of                      at End
  Description               of Period     Expenses     Recoveries    Other       Offs     Receivables    Other        of Period
  -----------               ---------     --------     ----------    -----       -----    -----------    -----        ---------
  2007
  ----
  Loan receivables of
   banking and lending
   subsidiaries             $      306    $    (228)     $  121    $    --      $   111    $  --     $   --         $      88

  Trade, notes and other
   receivables                   1,467          794          26         --          296       --         --              1,991
                            ----------    ---------      ------    --------     -------    --------  ----------     ----------

  Total allowance for
   doubtful accounts        $    1,773    $     566      $  147    $    --      $   407    $  --     $   --         $    2,079
                            ==========    =========      ======    ========     =======    ========  ==========     ==========

  Deferred tax asset
   valuation allowance      $  911,777    $   --         $  --     $ 29,311(a)  $   --     $  --     $  641,313(b)  $  299,775
                            ==========    =========      ======    ========     =======    ========  ==========     ==========

  2006
  ----
  Loan receivables of
   banking and lending
   subsidiaries             $      536    $    (166)     $   66    $    --      $   130    $  --     $   --         $      306

  Trade, notes and other
   receivables                  14,896        1,255         128         --        6,395       8,417      --              1,467
                            ----------    ---------      ------    --------     -------    --------  ----------     ----------

  Total allowance for
   doubtful accounts        $   15,432    $   1,089      $  194    $    --      $ 6,525    $  8,417  $   --         $    1,773
                            ==========    =========      ======    ========     =======    ========  ==========     ==========

  Deferred tax asset
   valuation allowance      $  804,829    $   --         $ --      $106,948(c)  $  --      $  --     $   --         $  911,777
                            ==========    =========      ======    ========     =======    ========  ==========     ==========

  2005
  ----
  Loan receivables of
   banking and lending
   subsidiaries             $      946    $    (323)     $   90    $    --      $   177    $  --     $   --         $      536
  Trade, notes and other
   receivables                   7,488        7,995         144       5,215       5,701         245      --             14,896
                            ----------    ---------      ------    --------     -------    --------  ----------     ----------

  Total allowance for
   doubtful accounts        $    8,434    $   7,672      $  234    $  5,215     $ 5,878    $    245  $   --         $   15,432
                            ==========    =========      ======    ========     =======    ========  ==========     ==========

  Deferred tax asset
   valuation allowance      $2,185,275    $   --         $ --      $    --      $  --      $   --    $1,380,446(b)  $  804,829
                            ==========    =========      ======    ========     =======    ========  ==========     ==========

     (a) In connection with the filing of the 2006 income tax return and with a subsidiary joining the Company's consolidated income tax return during 2007, additional deferred tax assets were recognized but were fully reserved.

     (b) During 2007 and 2005, the Company's revised projections of future taxable income enabled it to conclude that it is more likely than not that it will have future taxable income sufficient to realize a portion of the Company's net deferred tax asset; accordingly, $542,700,000 in 2007 and $1,135,100,000 in 2005 of the deferred tax valuation allowance was reversed as a credit to income tax expense. In 2007, also reflects the allocation of the purchase price for STi Prepaid in the amount of $98,600,000.

     (c) The increase in the valuation allowance is principally due to the utilization of previously unrecognized capital losses in the Company's 2005 federal income tax return, which resulted in a larger NOL than previously estimated.

     (d) Amounts in the schedule include activity related to discontinued operations.